Form 10-Q
period 1997-03-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 1997-05-15
CIK 1038509

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                    FORM 10-Q

                              -------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-18117

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           New Jersey                                            22-2426091
-----------------------------                                -------------------
(State or other jurisdiction,                                  (IRS Employer
incorporation or organization)                               Identification No.)


                 213 Washington Street, Newark, New Jersey 07102
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (201) 802-3780
              ----------------------------------------------------
              (Registrant's Telephone Number, including area code)


              Securities registered pursuant to Section 12(b) of the Act: NONE

              Securities registered pursuant to Section 12(g) of the Act: NONE


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES _X_   NO ___

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: NONE.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 1997. Common stock, par value of $5 per share: 400,000 shares outstanding

================================================================================

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

                          INDEX TO FINANCIAL STATEMENTS

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
        COVER PAGE                                                          1

        INDEX                                                               2

PART I -- FINANCIAL STATEMENTS

ITEM 1. PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

        FINANCIAL STATEMENTS:

             STATEMENTS OF FINANCIAL POSITION -- MARCH 31, 1997
             (UNAUDITED) AND DECEMBER 31, 1996                              3

             STATEMENTS OF OPERATIONS (UNAUDITED) -- THREE MONTHS ENDED
             MARCH 31, 1997 AND 1996                                        4

             STATEMENTS OF STOCKHOLDER'S EQUITY -- THREE MONTHS ENDED
             MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996               5

             STATEMENTS OF CASH FLOWS (UNAUDITED) -- THREE MONTHS ENDED
             MARCH 31, 1997 AND 1996                                        6

             NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)                  7


ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                           8

PART II -- OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS                                            9

      ITEM 2.  CHANGES IN SECURITIES                                        9

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              9

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          9

      ITEM 5.  OTHER INFORMATION                                            9

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             9

      SIGNATURE PAGE                                                       11

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                        STATEMENTS OF FINANCIAL POSITION
                MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996



                                               MARCH 31,         DECEMBER 31,
                                                 1997               1996
                                              ---------          ----------
                                                        (000'S)
ASSETS
Fixed maturities
  Available for sale                          $541,030            $555,898
Policy loans                                   116,439             113,918
Short term investments                          22,421              17,002
                                             ---------          ----------
               Total invested assets           679,890             686,818
                                            ----------          ----------
Cash                                            48,999               3,928
Deferred policy acquisition costs              108,056             106,965
Premiums due                                       395                 401
Accrued investment income                       13,541              12,908
Receivable from affiliates                         155                --
Other assets                                    33,598               1,335
Separate Account assets                        881,599             883,261
                                            ----------          ----------
TOTAL ASSETS                                $1,766,233          $1,695,616
                                            ==========          ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
Future policy benefits and other
  policyholders' liabilities                $  102,764          $ 100,663
Policyholders' account balances                373,104            375,448
Federal income tax payable                       4,940              1,970
Deferred federal income tax payable             17,632             24,175
Payable to affiliate                             6,376              6,059
Other liabilities                               93,579             11,990
Separate Account liabilities                   878,472            880,065
                                            ----------         ----------
TOTAL LIABILITIES                            1,476,867          1,400,370
                                            ----------         ----------
CONTINGENCIES
STOCKHOLDER'S EQUITY
Common Stock, $5 par value;
  400,000 shares,
  authorized; issued and outstanding
  at March 31, 1997 and December 31, 1996       2,000              2,000
Paid-in-capital                               125,000            125,000
Net unrealized investment (losses)gains
  (less deferred income tax)                     (854)             2,032
Retained earnings                             163,220            166,214
                                           ----------         ----------
TOTAL STOCKHOLDER'S EQUITY                    289,366            295,246
                                           ----------         ----------
TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                       $1,766,233         $1,695,616
                                           ==========         ==========

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                          ------------------------------

                                             1997                1996
                                          ---------            ---------
                                                     (000'S)
REVENUES

Premiums                                    $   260             $   356
Policy charges and fee income                14,150              14,727
Net investment income                        11,173              10,587
Realized investment gains                       329                 947
Other income                                    416                 894
                                         ----------             -------
TOTAL REVENUES                               26,328              27,511
                                         ----------             -------
BENEFITS AND EXPENSES

Policyholders' benefits                      18,232               7,831
Interest credited to policyholders'
  account balances                            4,780               4,555
Other operating costs and expenses            7,724               3,769
                                         ----------             -------
TOTAL BENEFITS AND EXPENSES                  30,736              16,155
                                         ----------             -------
Income (loss) before income
 tax provision                               (4,408)             11,356
                                         ----------             -------
Income tax provision (benefit)               (1,414)              3,974
                                         ----------             -------
NET INCOME (LOSS)                           $(2,994)            $ 7,382
                                         ==========             =======

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                       STATEMENTS OF STOCKHOLDER'S EQUITY
                MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996



                                      THREE MONTHS ENDED      YEAR ENDED
                                           MARCH 31,          DECEMBER 31,
                                             1997                1996
                                         ------------         -----------
                                                    (000'S)
COMMON STOCK

Balance, beginning of year                 $   2,000            $  2,000
Issued during period                            --                   --
                                           ---------          ----------

Balance, end of period                         2,000               2,000
                                           ---------          ----------

PAID IN CAPITAL

Balance, beginning of year                   125,000             125,000
Paid in during period                           --                  --
                                           ---------          ----------
Balance, end of period                       125,000             125,000
                                           ---------          ----------

NET UNREALIZED INVESTMENT (LOSSES) GAINS
   (LESS DEFERRED INCOME TAX)

Balance, beginning of year                     2,032               6,588
Net change in unrealized investment
  (losses) gains                              (2,886)             (4,556)
                                           ---------          ----------

Balance, end of period                          (854)              2,032
                                           ---------          ----------

RETAINED EARNINGS

Balance, beginning of year                   166,214            134,427
Net income (loss)                             (2,994)            31,787
                                           ---------          ---------

Balance, end of period                       163,220            166,214
                                           ---------          ---------


TOTAL STOCKHOLDER'S EQUITY                 $ 289,366          $ 295,246
                                           =========          =========

                  PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            1997         1996
                                                          --------     --------
                                                                  (000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                         $ (2,994)    $  7,382
Adjustments to reconcile net income to net cash from
  operating activities:
  Increase in future policy benefits and other
    policyholders' liabilities                               2,101        3,185
  General account policy fee income                         (2,130)      (2,729)
  Interest credited to policyholders' account
    balances                                                 4,780        4,555
  Net decrease in Separate Accounts                             69           36
  Net realized investment gains                               (329)        (947)
  Amortization and other non-cash items                      4,271        2,083
  Change in:
    Accrued investment income                                 (633)        (771)
    Premiums due                                                 6          (41)
    Receivable from affiliates                                (155)       2,503
    Deferred policy acquisition costs                       (1,091)      (4,072)
    Other assets                                           (32,263)        (107)
    Payable to affiliate                                       317        1,135
    Federal income tax payable                               2,970        3,531
    Deferred federal income tax payable                     (6,543)       2,021
    Other liabilities                                       81,589        7,576
                                                          --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES                        49,965       25,340
                                                          --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale/maturity of:
    Fixed maturities:
      Available for sale                                   197,443      228,477
  Payments for the purchase of:
    Fixed maturities:
      Available for sale                                  (189,403)    (233,488)
  Policy loans                                              (2,521)      (3,229)
  Net payments of short term investments                    (5,419)     (14,048)
                                                          --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES                           100      (22,288)
                                                          --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Policyholders' account balances:
    Deposits                                                11,025        4,149
    Withdrawals (net of transfers to/from
      separate accounts)                                   (16,019)      (7,201)
                                                          --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES                        (4,994)      (3,052)
                                                          --------     --------
  Net increase in Cash                                      45,071          --
  Cash, beginning of year                                    3,928          --
                                                          --------     --------
CASH, END OF PERIOD                                       $ 48,999     $    --
                                                          ========     ========

                      NOTES TO THE FINANCIAL STATEMENTS OF
                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                 MARCH 31, 1997
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRINCIPLES

A. GENERAL

Pruco Life Insurance Company of New Jersey (the Company), a stock life insurance company domiciled in the state of New Jersey, is an indirect subsidiary of The Prudential Insurance Company of America (Prudential), a mutual life insurance company, and a direct subsidiary of Pruco Life Insurance Company (Pruco Life), a stock life insurance company domiciled in the state of Arizona. The Company markets individual life insurance and deferred annuities through Prudential's sales force.

B. BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the other information and disclosures required by generally accepted accounting principles.

The accompanying financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

2. CONTINGENCIES

Several actions have been brought against the Company on behalf of those persons who purchased life insurance policies based on complaints about sale practices engaged in by Prudential, the Company and agents appointed by Prudential and the Company. Prudential has agreed to indemnify the Company for any and all losses resulting from such litigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pruco Life Insurance Company of New Jersey (the Company) is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. The Company is an indirect subsidiary of The Prudential Insurance Company of America (Prudential), and a direct subsidiary of Pruco Life Insurance Company (Pruco Life). Pruco Life is a stock life insurance company domiciled in the state of Arizona. The Company markets individual insurance and annuities through Prudential's sales force.

The business climate in the insurance industry remained unchanged during the first quarter as compared to 1996. Regulatory changes which opened the insurance industry to other financial institutions, particularly banks and mutual funds, continued to heighten competition in investment type products since those institutions were positioned to deliver the same products through large, stable distribution channels. In addition, the industry has been beset by negative publicity following the discovery of unacceptable sales practices that resulted in investigations of most large insurers, including Prudential.

The Company's assets were $1.8 billion at March 31, 1996 compared to $1.7 billion at December 31, 1996. The Company recorded a net loss of $3.0 million during 1997, a decrease of $10.4 million in comparison to the $7.4 million of income earned in the first quarter of 1996.

1. RESULTS OF OPERATIONS

1997 versus 1996

Realized investment gains decreased by $.6 million from $.9 million for the quarter ended March 31,1996 to $.3 million for the same period in 1997. This decrease is a result of trading activity in the bond portfolio and current market conditions.

Policyholders' benefits for the quarter ended March 31, 1997 were $18.2 million compared to $7.8 million for the same period in 1996. This increase of $10.4 million is mainly attributable to increased policyholder withdrawal activity.

Other operating costs and expenses increased $4.0 million from $3.8 million for the three months ended March 1996 to $7.7 million for the same period in 1997. This is primarily due to an increase in costs associated with the introduction of Discovery Select. Along with, technological advancements made in annuity processing, customer service, and product development areas in order to increase future sales and revenues.

2. LIQUIDITY

For an insurance company, cash needs, for the purpose of paying current benefits, making policy loans, and paying expenses, are met primarily from premiums and investment income. Benefit expenses incurred for the three months ended March 31, 1997, and 1996, were $30.7 million, and $16.1 million, respectively. Cash flows are anticipated to be sufficient to meet the Company's liquidity needs for the foreseeable future.

3. CAPITAL RESOURCES

The primary components of the Company's total assets of $1.8 billion at March 31, 1997 are as follows (as a percentage of total assets): fixed income securities 30.6%, separate account assets (fixed income and equity securities) 49.9%, policy loans 6.6%, and other assets 12.9%.

                                     PART II

ITEM 1 LEGAL PROCEEDING

Pruco Life Insurance Company of New Jersey is not involved in any litigation that is expected to have a material effect.

ITEM 2 CHANGES IN SECURITIES

Not Applicable

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5 OTHER INFORMATION

Not Applicable.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8K

     (a)(1) and (2) financial Statements of registrant and subsidiaries are listed on pages 3-6 hereof and are filed as part of this Report.

     (a)(3) Exhibits

     Regulation S-K

     2.  Not Applicable

     3.  Documents Incorporated by Reference

     (i) The Articles of Incorporation of Pruco Life Insurance Company of New Jersey, as amended March 11, 1983 and the By-laws of Pruco Life Insurance Company of New Jersey, as amended February 1, 1991 are incorporated herein by reference to Post-Effective Amendment No. 26 to Form S-6, Registration No. 2-89780, filed April 28, 1997 on behalf of the Pruco Life of New Jersey.

     4.  Exhibits

     Market-Value Adjustment Annuity Contract, incorporated by reference to Registrant's Form S-1 Registration Statement, Registration No. 33-18053, filed December 17, 1996.

      10.  None.

      11.  Not Applicable.

      15.  Not Applicable.

      18.  None.

      19.  Not Applicable.

      20.  Not Applicable.

      22.  None.

      23.  None.

      24.  Not Applicable.

      25.  Not Applicable.

      27. Exhibit 27, Financial Data Schedule appended to this form in accordance with EDGAR instructions.

      99.  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


 ............................ PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  (Registrant)






SIGNATURE                     TITLE                                    DATE
---------                     -----                                    ----



/s/ ESTHER H. MILNES      President and Director               May 15, 1997
    --------------------
    Esther H. Milnes


/s/ LINDA S. DOUGHERTY     Vice President and Comptroller       May 15, 1997
    --------------------   and Chief Accounting Officer
    Linda S. Dougherty