Form 10-Q
period 1997-06-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 1997-08-15
CIK 1038509

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

                              --------------------


(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 1997

                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                      Commission file number 333-18117-01
                                             ------------


                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              NEW JERSEY                                       22-2426091
---------------------------------------------           ------------------------
      (State or other jurisdiction,                         (IRS Employer
      incorporation or organization)                      Identification No.)


                 213 WASHINGTON STREET, NEWARK, NEW JERSEY 07102
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (201) 802-3780
              ----------------------------------------------------
              (Registrant's Telephone Number, including area code)


        Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      YES  X   NO
                                                          ---     ---

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: NONE

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 1997. Common stock, par value of $5 per share: 400,000 shares outstanding


================================================================================

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

PART I - FINANCIAL STATEMENTS

ITEM 1. PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

        FINANCIAL STATEMENTS:

        STATEMENTS OF FINANCIAL POSITION - JUNE 30, 1997 (UNAUDITED)
          AND DECEMBER 31, 1996                                             3

        STATEMENTS OF OPERATIONS (UNAUDITED) - THREE AND SIX MONTHS ENDED
          JUNE 30, 1997 AND 1996                                            4

        STATEMENTS OF CHANGES IN EQUITY - SIX MONTHS ENDED
          JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996                   5

        STATEMENTS OF CASH FLOWS (UNAUDITED) - SIX MONTHS ENDED
          JUNE 30, 1997 AND 1996                                            6

        NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)                       7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS                                               8


PART II - OTHER INFORMATION

        ITEM 1.  LEGAL PROCEEDINGS                                          9

        ITEM 2.  CHANGES IN SECURITIES                                      9

        ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            9

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        9

        ITEM 5.  OTHER INFORMATION                                          9

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           9

        SIGNATURE PAGE                                                     11


                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                        STATEMENTS OF FINANCIAL POSITION
                 JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996


                                                                JUNE 30,              DECEMBER 31,
                                                                  1997                   1996
                                                               ----------             ------------
                                                                           (000'S)
ASSETS
Fixed maturities
   Available for sale                                          $  543,458              $  555,898
Policy loans                                                      120,238                 113,918
Short term investments                                              5,000                  17,002
                                                               ----------              ----------
               Total invested assets                              668,696                 686,818
                                                               ----------              ----------
Cash                                                                4,902                   3,928
Deferred policy acquisition costs                                 105,284                 106,965
Premiums due                                                          360                     401
Accrued investment income                                          13,663                  12,908
Receivable from affiliates                                            175                      --
Other assets                                                       33,947                   1,335
Separate Account assets                                           986,828                 883,261
                                                               ----------              ----------
TOTAL ASSETS                                                   $1,813,855              $1,695,616
                                                               ==========              ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
Future policy benefits and other policyholders' liabilities    $  104,211              $  100,663
Policyholders' account balances                                   373,223                 375,448
Federal income tax payable                                          6,899                   1,970
Deferred federal income tax payable                                24,527                  24,175
Payable to affiliate                                                6,778                   6,059
Other liabilities                                                  12,493                  11,990
Separate Account liabilities                                      983,964                 880,065
                                                               ----------              ----------
     TOTAL LIABILITIES                                          1,512,095               1,400,370
                                                               ----------              ----------
CONTINGENCIES

STOCKHOLDER'S EQUITY
Common Stock, $5 par value;
  400,000 shares,
  authorized; issued and outstanding
  at June 30, 1997 and December 31, 1996                            2,000                   2,000
Paid-in-capital                                                   125,000                 125,000
Net unrealized investment (losses) gains                             (570)                  2,032
Retained earnings                                                 175,330                 166,214
                                                               ----------              ----------
     TOTAL STOCKHOLDER'S EQUITY                                   301,760                 295,246
                                                               ----------              ----------
TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                                           $1,813,855              $1,695,616
                                                               ==========              ==========




                      SEE NOTES TO THE FINANCIAL STATEMENTS


                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                            STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                               SIX MONTHS ENDED         THREE MONTHS ENDED
                                                                    JUNE 30,                 JUNE 30,
                                                            ----------------------   -------------------------
                                                                1997       1996          1997         1996
                                                            ------------ ---------   ----------     ----------
                                                                                (000'S)
REVENUES

Premiums                                                     $   390     $   852       $   130        $   496
Policy charges and fee income                                 26,791      27,270        12,641         12,543
Net investment income                                         21,476      21,463        10,303         10,876
Realized investment gains (losses)                               446         106           117           (841)
Other income                                                   1,928       2,007         1,512          1,113
                                                             -------     -------       -------        -------
TOTAL REVENUES                                                51,031      51,698        24,703         24,187
                                                             -------     -------       -------        -------
BENEFITS AND EXPENSES

Policyholders' benefits                                       15,334      13,417        (2,898)         5,586
Interest credited to policyholders' account balances           9,485       9,893         4,705          5,338
Other operating costs and expenses                            12,083      10,552         4,359          6,783
                                                             -------     -------       -------        -------

TOTAL BENEFITS AND EXPENSES                                   36,902      33,862         6,166         17,707
                                                             -------     -------       -------        -------
INCOME BEFORE INCOME TAX PROVISION                            14,129      17,836        18,537          6,480

Income tax provision                                           5,013       6,242         6,427          2,268
                                                             -------     -------       -------        -------
NET INCOME                                                   $ 9,116     $11,594       $12,110        $ 4,212
                                                             =======     =======       =======        =======







                      SEE NOTES TO THE FINANCIAL STATEMENTS


                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                         STATEMENTS OF CHANGES IN EQUITY
                 JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996

                                                                                           NET
                                                                                        UNREALIZED                        TOTAL
                                                                        PAID-IN-         INVESTMENT       RETAINED     STOCKHOLDER'S
                                                    COMMON STOCK        CAPITAL        (LOSSES)GAINS      EARNINGS        EQUITY
                                                    ------------        --------        ------------      ---------    -------------
BALANCE, JANUARY 1, 1996                               $2,000           $125,000           $6,588        $134,427        $268,015

  Net income                                             --                --                --            31,787          31,787

  Change in net unrealized investment
    (losses) gains during year                           --                --              (4,556)          --             (4,556)
                                                       ------           --------           ------        --------        --------
BALANCE, DECEMBER 31, 1996                              2,000            125,000            2,032         166,214         295,246

  Net income                                             --                --                --             9,116           9,116

  Change in net unrealized investment
    (losses) gains during period                         --                --              (2,602)          --             (2,602)
                                                       ------           --------           ------        --------        ---------
BALANCE, JUNE 30, 1997                                 $2,000           $125,000           $ (570)       $175,330        $301,760
                                                       ======           ========           ======        ========        ========








                      SEE NOTES TO THE FINANCIAL STATEMENTS


                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                ----------------------------------
                                                                                   1997                   1996
                                                                                -----------             ----------
                                                                                             (000'S)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $   9,116                $  11,594
Adjustments to reconcile net income to net cash from
  operating activities:
  Increase in future policy benefits and other policyholders'
    liabilities                                                                    3,548                    4,855
  General account policy fee income                                               (2,912)                  (2,902)
  Interest credited to policyholders' account balances                             9,485                    9,893
  Net decrease (increase) in Separate Accounts                                       332                   (1,035)
  Net realized investment gains                                                     (446)                    (106)
  Policy loans                                                                    (6,320)                  (7,287)
  Amortization and other non-cash items                                              (45)                   5,002
  Change in:
    Accrued investment income                                                       (755)                    (261)
    Premiums due                                                                      41                      (39)
    Receivable from affiliates                                                      (175)                   2,460
    Deferred policy acquisition costs                                              1,681                   (4,469)
    Other assets                                                                 (32,612)                     178
    Payable to affiliate                                                             719                   (3,023)
    Federal income tax payable                                                     4,929                    6,021
    Deferred federal income tax payable                                              352                    2,184
    Other liabilities                                                                503                   46,963
                                                                               ---------                ---------
CASH FLOWS FROM OPERATING ACTIVITIES                                             (12,559)                  70,028
                                                                               ---------                ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale/maturity of:
     Fixed maturities:
             Available for sale                                                  392,572                  584,415
     Payments for the purchase of:
         Fixed maturities:
             Available for sale                                                 (382,243)                (619,171)
     Net payments of short term investments                                       12,002                  (26,112)
                                                                               ---------                ---------
CASH FLOWS FROM INVESTING ACTIVITIES                                              22,331                  (60,868)
                                                                               ---------                ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Policyholders' account balances:
    Deposits                                                                      43,261                    8,940
    Withdrawals (net of transfers to/from separate accounts)                     (52,059)                 (18,085)
                                                                               ---------                ---------
CASH FLOWS FROM FINANCING ACTIVITIES                                              (8,798)                  (9,145)
                                                                               ---------                ---------
  Net increase in Cash                                                               974                       15
  Cash, beginning of year                                                          3,928                       --
                                                                               ---------                ---------
CASH, END OF PERIOD                                                            $   4,902                $      15
                                                                               =========                =========











                      SEE NOTES TO THE FINANCIAL STATEMENTS

                      NOTES TO THE FINANCIAL STATEMENTS OF
                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  JUNE 30, 1997
                                   (UNAUDITED)

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

B. BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the other information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10K for that year.

The accompanying financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

2. CONTINGENCIES

Several actions have been brought against the Company on behalf of those persons who purchased life insurance policies based on complaints about sales practices engaged in by Prudential, the Company and agents appointed by Prudential and the Company. Prudential has agreed to indemnify the Company for any and all losses resulting from such litigation.

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

The Company's assets were $1.8 billion at June 30, 1997 compared to $1.7 billion at December 31, 1996. The Company recorded net income of $9.1 million for the period ended June 30, 1997, a decrease of $2.5 million in comparison to the $11.6 million earned in the same period in 1996.

1. RESULTS OF OPERATIONS

1997 versus 1996

Premiums decreased by $.5 million to $.4 million for the six months ended June 30, 1997 from $.9 for the same period in 1996. This decrease is primarily attributable to the loss of annuity premiums. As annuity products mature, the policy becomes non-premium paying and converts to a pay out status.

Realized investment gains increased by $.3 million from $.1 million for the period ended June 30,1996 to $.4 million for the same period in 1997. This increase is a result of current market conditions.

Policyholders' benefits for the period ended June 30, 1997 were $15.3 million compared to $13.4 million for the same period in 1996. This increase of $1.9 million is attributable to increased mortality costs associated with the aging book of business.

Other operating costs and expenses increased $1.5 million from $10.6 million for the six months ended June 30, 1996 to $12.1 million for the same period in 1997. This is primarily due to an increase in costs associated with increased sales activity of Discovery Preferred and Discovery Select products, along with technological advancements made in annuity processing, customer service, and product development areas.

2. LIQUIDITY

For an insurance company, cash needs, for the purpose of paying current benefits, making policy loans, and paying expenses, are met primarily from premiums and investment income. Benefits and expenses incurred for the six months ended June 30, 1997, and 1996, were $36.9 million, and $33.9 million, respectively. Cash flows are anticipated to be sufficient to meet the Company's liquidity needs for the foreseeable future.

3. CAPITAL RESOURCES

The primary components of the Company's total assets of $1.8 billion at June 30, 1997 are as follows (as a percentage of total assets): fixed income securities 30.0%, separate account assets (fixed income and equity securities) 54.4%, policy loans 6.6%, and other assets 9.0%.

                                     PART II

ITEM 1 LEGAL PROCEEDING

Pruco Life Insurance Company of New Jersey is not involved in any litigation that is expected to have a material effect.

ITEM 2 CHANGES IN SECURITIES

Not Applicable

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5 OTHER INFORMATION

Not Applicable

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

     (a) (1) and (2) financial Statements of registrant are listed on pages 3-6 hereof and are filed as part of this Report.

     (a) (3) Exhibits

     Regulation S-K

     2. Not Applicable

     3. Documents Incorporated by Reference

     (i) The Articles of Incorporation of Pruco Life Insurance Company of New Jersey, as amended March 11, 1983 are incorporated herein by reference to Post-Effective Amendment No. 26 to Form S-6, Registration No. 2-89780, filed April 28, 1997 on behalf of the Pruco Life Insurance Company of New Jersey; (ii) Bylaws of Pruco Life Insurance Company of New Jersey, as amended May 5, 1997 are appended to this form in accordance with EDGAR instructions.

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

                        PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                     (Registrant)

SIGNATURE                         TITLE                              DATE
---------                         -----                              -----
/s/ ESTHER H. MILNES
------------------------     President and Director             August 14, 1997
Esther H. Milnes

/s/ LINDA S. DOUGHERTY
------------------------     Vice President and Comptroller     August 14, 1997
Linda S. Dougherty           and Chief Accounting Officer

                                 EXHIBIT INDEX



Exhibit No.
-----------

   3(ii)    By-Laws of Pruco Life Insurance Company of New Jersey, May 5, 1997

   27       Financial Data Schedule