Form 10-Q
period 1997-09-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 1997-11-14
CIK 1038509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 1997

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-18117-01



                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

             (Exact name of Registrant as specified in its charter)



         New Jersey                                      22-2426091
------------------------------                 ---------------------------------
(State or other jurisdiction,                  (IRS Employer Identification No.)
incorporation or organization)


                 213 Washington Street, Newark, New Jersey 07102
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (201) 802-3780
              ----------------------------------------------------
              (Registrant's Telephone Number, including area code)


        Securities registered pursuant to Section 12 (b) of the Act: NONE Securities registered pursuant to Section 12 (g) of the Act: NONE

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 1997. Common stock, par value of $5 per share: 400,000 shares outstanding

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

                          INDEX TO FINANCIAL STATEMENTS


                                                                        PAGE NO.
                                                                        --------

     COVER PAGE                                                              1

     INDEX                                                                   2

PART I -- FINANCIAL STATEMENTS
------------------------------
ITEM 1. PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

     FINANCIAL STATEMENTS:

          STATEMENTS OF FINANCIAL POSITION -- SEPTEMBER 30, 1997
          (UNAUDITED) AND DECEMBER 31, 1996                                  3

          STATEMENTS OF OPERATIONS (UNAUDITED) -- THREE AND
          NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996                      4

          STATEMENTS OF CHANGES IN EQUITY -- NINE MONTHS ENDED
          SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996               5

          STATEMENTS OF CASH FLOWS (UNAUDITED) -- NINE MONTHS ENDED
          SEPTEMBER 30, 1997 AND 1996                                        6

          NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)                      7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS                                                9


PART II -- OTHER INFORMATION
----------------------------

        ITEM 1.  LEGAL PROCEEDINGS                                          10

        ITEM 2.  CHANGES IN SECURITIES                                      10

        ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            10

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        10

        ITEM 5.  OTHER INFORMATION                                          10

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           10

        SIGNATURE PAGE                                                      12

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                        STATEMENTS OF FINANCIAL POSITION
              SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996


                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1997           1996
                                                     ------------   ------------
                                                               (000's)
ASSETS
Fixed maturities
  Available for sale                                  $  553,628     $  555,898
Policy loans                                             124,131        113,918
Short term investments                                    87,747         17,002
                                                      ----------     ----------
               Total invested assets                     765,506        686,818
                                                      ----------     ----------
Cash                                                       1,697          3,928
Deferred policy acquisition costs                        107,250        106,965
Accrued investment income                                 14,400         12,908
Other assets                                               5,171          1,736
Separate Account assets                                1,089,606        883,261
                                                      ----------     ----------
TOTAL ASSETS                                          $1,983,630     $1,695,616
                                                      ==========     ==========


LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES
Future policy benefits and other
  policyholders' liabilities                          $  107,164     $  100,663
Policyholders' account balances                          379,364        375,448
Federal income tax payable                                10,673          1,970
Deferred federal income tax payable                       24,663         24,175
Payable to affiliate                                       8,751          6,059
Cash collateral for loaned Securities                     26,188            --
Other liabilities                                         26,655         11,990
Separate Account liabilities                           1,087,768        880,065
                                                      ----------     ----------
     TOTAL LIABILITIES                                 1,671,226      1,400,370
                                                      ----------     ----------


CONTINGENCIES

STOCKHOLDER'S EQUITY
Common Stock, $5 par value;
  400,000 shares, authorized;
  issued and outstanding at September 30,
  1997 and December 31, 1996                               2,000          2,000
Paid-in-capital                                          125,000        125,000
Net unrealized investment gains                            2,670          2,032
Retained earnings                                        182,734        166,214
                                                      ----------     ----------
     TOTAL STOCKHOLDER'S EQUITY                          312,404        295,246
                                                      ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY            $1,983,630     $1,695,616
                                                      ==========     ==========



                      SEE NOTES TO THE FINANCIAL STATEMENTS

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                            STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


                                       NINE MONTHS ENDED     THREE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                      -------------------   --------------------
                                        1997       1996       1997       1996
                                      --------   --------   --------   --------
                                                       (000's)

REVENUES

Premiums                               $   708    $ 1,637    $   318    $   785
Policy charges and fee income           39,846     40,872     13,055     13,602
Net investment income                   34,304     32,333     12,828     10,870
Realized investment gains                1,328        576        882        470
Other income                             3,408      3,044      1,480      1,037
                                       -------    -------    -------    -------
TOTAL REVENUES                          79,594     78,462     28,563     26,764
                                       -------    -------    -------    -------

BENEFITS AND EXPENSES

Policyholders' benefits                 23,133     21,362      7,799      7,945
Interest credited to policyholders'
  account balances                      14,371     14,654      4,886      4,761
Other operating costs and expenses      16,451      3,854      4,368     (6,698)
                                       -------    -------    -------    -------
TOTAL BENEFITS AND EXPENSES             53,955     39,870     17,053      6,008
                                       -------    -------    -------    -------
INCOME BEFORE INCOME TAX PROVISION      25,639     38,592     11,510     20,756

Income tax provision                     9,119     13,507      4,106      7,265
                                       -------    -------    -------    -------
NET INCOME                             $16,520    $25,085    $ 7,404    $13,491
                                       =======    =======    =======    =======



                      SEE NOTES TO THE FINANCIAL STATEMENTS

                              PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                   STATEMENTS OF CHANGES IN EQUITY
                         SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996
                                                                NET
                                                             UNREALIZED
                                                             INVESTMENT                    TOTAL
                                    COMMON      PAID-IN-      (LOSSES)      RETAINED    STOCKHOLDER'S
                                    STOCK       CAPITAL        GAINS        EARNINGS       EQUITY
                                    ------      --------      -------       --------      --------
                                                              (000's)

BALANCE, JANUARY 1, 1996            $2,000      $125,000       $6,588       $134,427      $268,015

      Net income                      --            --           --           31,787        31,787

      Change in net unrealized
        investment (losses)
        gains during year             --            --         (4,556)          --          (4,556)
                                    ------      --------       ------       --------      --------

BALANCE, DECEMBER 31, 1996           2,000       125,000        2,032        166,214       295,246

      Net income                      --            --           --           16,520        16,520

      Change in net unrealized
        investment (losses)
        gains during period           --            --            638           --             638
                                    ------      --------       ------       --------      --------

BALANCE, SEPTEMBER 30, 1997         $2,000      $125,000       $2,670       $182,734      $312,404
                                    ======      ========       ======       ========      ========



                                SEE NOTES TO THE FINANCIAL STATEMENTS

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            1997         1996
                                                          --------    ---------
                                                                (000's)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $ 16,520    $  25,085
Adjustments to reconcile net income to net cash from
  operating activities:
     Increase in future policy benefits and other
       policyholders' liabilities                            6,501        8,753
     General account policy fee income                      (5,922)      (4,661)
     Interest credited to policyholders'
       account balances                                     14,371       14,654
     Net decrease (increase) in Separate Accounts            1,358       (2,086)
     Net realized investment gains                          (1,328)        (576)
     Policy loans                                          (10,213)     (11,332)
     Amortization and other non-cash items                     416       11,922
     Change in:
         Accrued investment income                          (1,492)      (1,736)
         Deferred policy acquisition costs                    (285)     (16,605)
         Other assets                                       (3,435)         182
         Payable to affiliate                                2,692        1,136
         Federal income tax payable                          8,703        2,856
         Deferred federal income tax payable                   488         (757)
         Other liabilities                                  14,665        6,826
                                                          --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES                        43,039       33,661
                                                          --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale/maturity of:
         Fixed maturities:
             Available for sale                            564,841      746,459
     Payments for the purchase of:
         Fixed maturities:
             Available for sale                           (561,021)    (779,266)
     Net cash collateral for loaned securities              26,188         --
     Net (payments) proceeds for short
       term investments                                    (70,745)      10,283
                                                          --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES                       (40,737)     (22,524)
                                                          --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Policyholders' account balances:
          Deposits                                          87,354       13,860
          Withdrawals (net of transfers to/from
             separate accounts)                            (91,887)     (25,023)
                                                          --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES                        (4,533)     (11,163)
                                                          --------    ---------
     Net decrease in Cash                                   (2,231)         (26)
     Cash, beginning of year                                 3,928            0
                                                          --------    ---------
CASH, END OF PERIOD                                       $  1,697    $     (26)
                                                          ========    =========



                      SEE NOTES TO THE FINANCIAL STATEMENTS

                      NOTES TO THE FINANCIAL STATEMENTS OF
                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

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

B. BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the other information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K for that year.

The accompanying financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

C. INVESTMENTS

Fixed Maturities--Where the Company may not have the positive intent to hold fixed maturities until maturity, the securities are classified as "Available for Sale." These securities are reported at market value based principally on their quoted market prices. The associated unrealized gains and losses, net of income taxes and deferred policy acquisition costs, are included as a component of equity or if deemed to be other than temporary, are included as a realized loss. These securities may be sold prior to maturity as part of the Company's asset/liability management strategy in response to changes in interest rates, resultant prepayments risk, and similar factors.

Short-term investments are fixed maturities that mature within one year, and are reported at estimated fair value.

Securities lending--The Company has instituted a securities lending program during the third quarter of 1997 whereby large blocks of securities are loaned to third parties, primarily brokerage firms. As of September 30, 1997, the estimated fair values of loaned securities were $26.0 million. Company policy and statutory regulations both require a minimum of 102% of the fair value of the domestic loaned securities to be separately maintained as collateral for the loans. Cash collateral received is invested in short-term investments and is recorded in Cash collateral for loaned securities in the amount of $26.2 million at September 30, 1997. Non-cash collateral is not reflected in the consolidated financial statements.

                      NOTES TO THE FINANCIAL STATEMENTS OF
                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


The following reconciles the Net unrealized investment gains recorded in Stockholder's equity at September 30, 1997 and December 31, 1996.


                                                 SEPT. 30,     DEC. 31,
                                                   1997          1996
                                                 --------      --------
                                                         (000's)
Fixed maturities:
  Fair Value                                     $553,628      $555,898
  Amortized cost                                  547,333       551,728
                                                 --------      --------
         Unrealized investment gains                6,295         4,170

Related adjustments:
  Deferred policy acquisition costs                (2,512)       (1,209)
  Policyholders' account balances                     371           212
  Deferred federal income tax liability            (1,484)       (1,141)
                                                 --------      --------
                                                   (3,625)       (2,138)

         Net unrealized investment gains         $  2,670      $  2,032
                                                 ========      ========

D. RECLASSIFICATIONS

To facilitate comparisons with the current year, certain amounts in the prior periods have been reclassified.

2. CONTINGENCIES

Several actions have been brought against the Company on behalf of those persons who purchased life insurance policies and are based on complaints about sales practices engaged in by Prudential, the Company and agents appointed by Prudential and the Company. Prudential has agreed to indemnify the Company for any and all losses resulting from such litigation.

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

The Company's assets were $2.0 billion at September 30, 1997 compared to $1.7 billion at December 31, 1996. The Company recorded net income of $16.5 million for the period ended September 30, 1997, a decrease of $8.6 million in comparison to the $25.1 million earned in the same period in 1996.

1. RESULTS OF OPERATIONS

1997 versus 1996

Premiums decreased by $.9 million to $.7 million for the nine months ended September 30, 1997 from $1.6 million for the same period in 1996. This decrease is primarily attributable to the loss of annuity premiums. As annuity products mature, the policy becomes non-premium paying and converts to a pay out status.

Net investment income increased $2.0 million from $32.3 million for the period ended September 30, 1996 to $34.3 million for the same period in 1997. This increase is primarily due to overall growth of the investment portfolio as a result of additional cash flows from operating activities along with a reduction in expenses.

Realized investment gains increased by $.7 million from $.6 million for the period ended September 30, 1996 to $1.3 million for the same period in 1997. This increase is primarily driven by the sale of fixed maturities as a result of normal investing activities during a period of declining interest rates.

Policyholders' benefits for the period ended September 30, 1997 were $23.1 million compared to $21.4 million for the same period in 1996. This increase of $1.7 million is attributable to increased mortality costs associated with the aging book of business.

Other operating costs and expenses increased $12.6 million from $3.9 million for the nine months ended September 30, 1996 to $16.5 million for the same period in 1997. The increase relects factors including the refinement of estimated gross profit margins used to amortize deferred policy acquisition costs (DAC). Favorable mortality experience and reduction in cost of insurance charges contributed to a net change in amortization. Favorable sales in 1997 were a partial offset. The net change in the amortization of DAC was $(1.4) million and $(9.0) million in 1997 and 1996, respectively. Also, increased operating costs resulted from higher sales activity of Discovery Select and Discovery Preferred annuity products, and technological advancements made in annuity processing, customer service, and product development.

2. LIQUIDITY

For an insurance company, cash needs, for the purpose of paying current benefits, making policy loans, and paying expenses, are met primarily from premiums and investment income. Benefits and expenses incurred for the nine months ended September 30, 1997, and 1996, were $54.0 million, and $39.9 million, respectively. Cash flows are anticipated to be sufficient to meet the Company's liquidity needs for the foreseeable future.

3. CAPITAL RESOURCES

The primary components of the Company's total assets of $2.0 billion at September 30, 1997 are as follows (as a percentage of total assets): fixed income securities 27.9%, separate account assets (fixed income and equity securities) 54.9%, policy loans 6.3%, and other assets 10.9%.

                                     PART II

ITEM 1 LEGAL PROCEEDING
-----------------------

Pruco Life Insurance Company of New Jersey is not involved in any litigation that is expected to have a material effect.

ITEM 2 CHANGES IN SECURITIES
----------------------------

Not Applicable

ITEM 3 DEFAULTS UPON SENIOR SECURITIES
--------------------------------------

Not Applicable

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
----------------------------------------------------------

Not Applicable

ITEM 5 OTHER INFORMATION
------------------------

Not Applicable

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
---------------------------------------

     (a) (1) and (2) financial Statements of registrant are listed on pages 3-6 hereof and are filed as part of this Report.

     (a) (3) Exhibits
             --------

     Regulation S-K
     --------------

     2. Not Applicable

     3. Documents Incorporated by Reference

     (i) The Articles of Incorporation of Pruco Life Insurance Company of New Jersey, as amended March 11, 1983 are incorporated herein by reference to Post-Effective Amendment No. 26 to Form S-6, Registration No. 2-89780, filed April 28, 1997 on behalf of the Pruco Life Insurance Company of New Jersey; (ii) Bylaws of Pruco Life Insurance Company of New Jersey, as amended May 5, 1997 are incorporated herein by reference to Form 10-Q, Registration No. 333-18117-01, filed August 15, 1997 on behalf of Pruco Life Insurance Company of New Jersey.

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

     99. Exhibit 99, Form SR

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


                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  (Registrant)


       SIGNATURE                      TITLE                          DATE
       ---------                      -----                          ----

/s/ ESTHER H. MILNES
--------------------------   President and Director            November 14, 1997
    Esther H. Milnes


/s/ LINDA S. DOUGHERTY
--------------------------   Vice President and Comptroller    November 14, 1997
    Linda S. Dougherty       and Chief Accounting Officer