Form 10-K
period 1997-12-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 1998-03-31
CIK 1038509

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 333-18117-01

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          New Jersey                                     22-2426091
------------------------------                --------------------------------
(State or other jurisdiction,                 (IRS Employer Identification No.)
 incorporation or organization)


                 213 Washington Street, Newark, New Jersey 07102
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (973) 802-6000
               ---------------------------------------------------
              (Registrant's Telephone Number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                         YES [X] NO [ ]


     State the aggregate market value of the voting stock held by non-affiliates of the registrant: NONE

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 1998. Common stock, par value of $5 per share: 400,000 shares outstanding

================================================================================

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  (Registrant)

                                      INDEX
                                      -----

Item                                                               Page
 No.                                                                No.
 ---                                                               ----

Cover Page                                                           -

Index                                                                2

PART I

  1.     Business                                                    3

  2.     Properties                                                  3

  3.     Legal Proceedings                                           3

  4.     Submission of Matters to a Vote of Security Holders         3

PART II

  5.     Market for the Registrant's Common Equity and Related
          Stockholders' Matters                                      4

  6.     Selected Financial Data                                     4

  7.     Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        4

  8.     Financial Statements and Supplementary Data                10

  9.     Changes in and Disagreements with Independent Accountants
          on Accounting and Financial Disclosure                    11

PART III

  10.    Directors and Executive Officers of Registrant             12

  11.    Executive Compensation                                     13

  12.    Security Ownership of Certain Beneficial Owners
          and Management                                            13

  13.    Certain Relationships and Related Transactions             13

PART IV

  14.    Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                               14

         Exhibit Index                                              14

         Signatures                                                 15

                                     PART I
                                     ------
ITEM 1.  BUSINESS
-----------------

Pruco Life Insurance Company of New Jersey (the Company) is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell individual life insurance and deferred annuities (the contracts) only in the states of New Jersey and New York.

The Company is a wholly owned subsidiary of Pruco Life Insurance Company (Pruco
Life), a stock life insurance company organized in 1971 under the laws of the state of Arizona. Pruco Life, in turn, is a wholly owned subsidiary of The Prudential Insurance Company of America (Prudential), a mutual insurance company founded in 1875 under the laws of the state of New Jersey. Pruco Life intends to make additional capital contributions to the Company as needed to enable it to meet its reserve requirements and expenses in connection with its business. Generally, Pruco Life is under no obligation to make such contributions and its assets do not back the benefits payable under the Contracts.

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products. There are approximately 1,900 stock, mutual and other types of insurers in the life insurance business in the United States.


ITEM 2. PROPERTIES
------------------

Not applicable.


ITEM 3. LEGAL PROCEEDINGS
-------------------------

Several actions were brought against the Company, on behalf of those persons who purchased life insurance policies, based on complaints about sales practices engaged in by Prudential, the Company and agents appointed by Prudential and the Company. Prudential has agreed to indemnify the Company for any and all losses resulting from such litigation.

In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position or results of operations of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

No actions were taken during the fourth quarter of 1997. However, in an action in lieu of an annual meeting, Pruco Life, the sole shareholder of the Company, elected the following Directors of the Company, effective as of May 5, 1997.

         William M. Bethke
         Ira J. Kleinman
         Mendel A. Melzer
         Esther H. Milnes
         I. Edward Price
         William F. Yelverton

Upon the resignation of Mr. Yelverton, Pruco Life, elected Mr. James A. Avery, Jr. as a director of the Company effective as of June 27, 1997.

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS'
----------------------------------------------------------------------------
        MATTERS
        -------
The Company is a wholly-owned subsidiary of Pruco Life. There is no public market for the Company's common stock.


ITEM 6. SELECTED FINANCIAL DATA
-------------------------------



                                                     PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                                           FOR THE YEARS ENDED DECEMBER 31,
                                      -----------------------------------------------------------------------
                                                                    (In Thousands)
                                                                                                |
                                                                 GAAP                           |     Statutory
                                                                 Basis                          |       Basis
                                             1997          1996          1995           1994    |        1993
                                             ----          ----          ----           ----    |        ----
Revenues                                                                                        |
     Premiums and other revenue         $   64,480    $   65,184    $    68,049    $   51,781   |   $  114,287
     Net investment income                  46,324        43,784         43,530        42,357   |       47,700
                                      ----------------------------------------------------------|--------------
                                                                                                |
Total revenues                             110,804       108,968        111,579        94,138   |      161,987
                                                                                                |
Benefits and expenses                                                                           |
     Current and future benefits and                                                            |
           claims                           53,371        48,722         47,695        44,939   |      103,552
     Other expenses                         27,236        12,848         21,881        23,716   |       19,182
                                      ----------------------------------------------------------|--------------
                                                                                                |
Total benefits and expenses                 80,607        61,570         69,576        68,655   |      122,734
                                      ----------------------------------------------------------|--------------
                                                                                                |
Income before income tax provision          30,197        47,398         42,003        25,483   |       39,253
                                                                                                |
Income tax provision                        10,974        15,611         15,002         9,483   |       19,460
                                      ----------------------------------------------------------|--------------
Net income                              $   19,223    $   31,787     $   27,001    $   16,000   |   $   19,793
                                      ==========================================================|==============
Assets                                  $2,002,432    $1,695,616     $1,558,282    $1,424,886   |   $1,352,455
                                      =========================================================================


In 1996, the Company retroactively adopted, as of January 1, 1995, applicable accounting pronouncements to present its financial statements in conformity with generally accepted accounting principles.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS.
        --------------

The Company markets individual life insurance, variable life insurance, variable annuities and deferred annuities through Prudential's sales force in New Jersey and New York.

The Company markets its products in the life insurance and annuity sectors of the insurance industry. These markets are faced with an increased tightening of the regulatory environment with particular emphasis placed on company solvency and sales practices. The legal barriers which have historically segregated the markets of the financial services industry are being challenged through both legislative and judicial process. Regulatory changes which opened the insurance industry to other financial institutions, particularly banks and mutual funds, heightened competition in investment type products since those institutions were positioned to deliver the same products through large, stable distribution channels.

The Company held $2.0 billion in assets at December 31, 1997 compared to $1.7 billion at December 31, 1996, of which $1.1 billion and $.9 billion were held in Separate Accounts in 1997 and 1996, respectively under variable life insurance policies and variable annuity contracts. The remaining assets were held in the general account for investment primarily in bonds, short-term investments and policy loans.


1. RESULTS OF OPERATIONS

Net income for the year ended December 31, 1997 amounted to $19.2 million, a decrease of $12.6 million or 39.6% compared to the $31.8 million earned in the year ended December 31, 1996. Net income for the year ended December 31, 1995 amounted to $27.0 million.

(a) 1997 versus 1996

Total insurance revenues, consisting of premiums and policy charges and fee income decreased $2.4 million for the year ended December 31, 1997 to $57.5 million from $59.9 million for the year ended December 31, 1996. This decrease in insurance revenues is primarily attributable to a decrease of $2.2 million in policy charges and fee income. This is a result of an aging book of business along with an increased emphasis in the domestic market place on investments in retirement type products rather than in life insurance protection products.

The Company's net investment income increased $2.5 million for the year ended December 31, 1997 to $46.3 million from $43.8 million for the year ended December 31, 1996. Increase in cash flows from insurance operations and average assets as well as the asset mix strategies, produced favorable investment results in 1997. Fixed maturity income increased in 1997 due to higher investment returns as a result of a shift to higher yielding securities. Income from short-term investments increased because of higher fixed maturity assets available to lend to third parties as part of the Company's securities lending program.

Other income increased $1.3 million for the year ended December 31, 1997 to $5.3 million from $4.0 million for the year ended December 31, 1996. This increase is due to an increase in advisory fees attributable to the Discovery Preferred and Discovery Select Separate Account products.

Policyholders' benefits increased $5.3 million for the year ended December 31, 1997 to $34.0 million from $28.7 million for the year ended December 31, 1996. This increase is attributable to an increase in mortality costs associated with the aging book of business.

Other operating costs and expenses increased $14.4 million for the year ended December 31, 1997 to $27.2 million compared to $12.8 million for the year ended December 31, 1996. The increase reflects factors including the refinement of estimated gross profit margins used to amortize deferred policy acquisition costs (DAC). Favorable mortality experience and reduction in cost of insurance charges contributed to a change in net amortization. Also, increased operating costs resulted from higher sales activity of Discovery Select and Discovery Preferred annuity products, and technological advancements made in annuity processing, customer service, and product development.

Investment Results

The Company's investment portfolio supports its insurance and annuity liabilities and other obligations to customers for which it assumes investment related risks. The portfolio was comprised of total investments amounting to $772.1 million at December 31, 1997, versus $686.8 million at December 31, 1996. A diversified portfolio of publicly traded bonds and private placement investments is managed under strategies intended to maintain optimal asset mix consistent with current and anticipated cash flow requirements of the related obligations. The risk tolerance reflects the Company's aggregate capital position, exposure to business risk, liquidity and rating agency considerations.

The asset management strategy for the portfolio is set in accordance with an investment policy statement developed and coordinated within the Prudential by the Portfolio Management Group and agreed to by senior management and approved by the Board of Directors. In managing the investment portfolio, the long term objective is to generate favorable investment results through asset/liability management, strategic and tactical asset allocation and asset manager selection based on performance. Asset mix strategies are developed with criteria intended to match asset structure to product liabilities considering the underlying income and return characteristics of investment alternatives, seeking to closely approximate the interest rate sensitivity of the asset portfolio with the estimated interest rate sensitivity of the product liabilities. Other objectives include maintenance of broad diversification across asset classes, issuers and sectors; effective utilization of capital while maintaining liquidity funds believed to be adequate to satisfy cash flow requirements; and achievement of competitive performance. The major categories of invested assets, quality across the portfolio, and recent activities to reduce risk and more effectively manage the portfolio are discussed below.

Fixed Maturities

The fixed maturity portfolio is diversified across maturities, sectors and issuers. The Company has classified all securities as "available for sale." "Available for sale" securities are carried in the Statements of Financial Position at fair value, with unrealized gains and losses recognized by credits and charges to equity capital.

At December 31, 1997, the net unrealized capital gains on the fixed maturity portfolio totaled $7 million compared to $4 million at December 31, 1996. The increase in the net unrealized gain position is primarily attributable to declining interest rates. The following table details the amortized cost and fair value of the fixed maturity portfolio.


                                          1997                                     1996
                        ---------------------------------------  -----------------------------------------
                                                        NET                                       NET
                         AMORTIZED     ESTIMATED     UNREALIZED     AMORTIZED    ESTIMATED     UNREALIZED
                            COST       FAIR VALUE      GAINS          COST       FAIR VALUE       GAINS
                        ------------- -------------  ----------  ------------- ------------- -------------
                                                            (In Millions)
FIXED MATURITIES-
  AVAILABLE FOR SALE:
Publicly Traded             $575          $582            $7          $552          $556            $4
Privately Traded              10            10             0             0             0             0
                            ----          ----           ----         ----          ----           ----
Total                       $585          $592            $7          $552          $556            $4
                            ====          ====           ====         =====         =====          ====


At December 31, 1997, the Company's holdings of private placement fixed maturities totaled $10 million and constituted 2% of total fixed maturities.

The public fixed maturity portfolio increased from $556 million for the year ended December 31, 1996 to $582 million at December 31, 1997. Investment grade fixed maturities comprised approximately 96% and 98% of total publicly traded fixed maturities at December 31, 1997 and 1996, respectively.

The Company reviews all fixed maturities quarterly and identifies potential problem assets which require additional monitoring.


(b) 1996 versus 1995

Realized investment gains decreased $2.4 million from $3.6 million for the year ended December 31, 1995 to $1.2 million for the same period in 1996. This decrease is a result of trading activity in the bond portfolio and current market conditions.

Policyholders' benefits for the year ending December 31, 1996 were $28.7 million compared to $26.3 million for the same period in 1995. This increase of $2.4 million is attributable to increased reserves and the mortality costs associated with new and existing policies.

Interest credited to policyholders' account balances decreased $1.3 million from $21.4 million for the year ended December 31, 1995 to $20.1 million for the same period in 1996. This decrease is primarily attributable to slightly lower interest rates for the Company's fixed annuity products.

Other operating costs and expenses decreased $9.0 million from $21.9 million for the twelve months ended 1995 to $12.9 million for the same period in 1996. This is primarily due to a decrease in the amortization of deferred policy acquisition costs, and a company wide initiative to reduce expenses.

2. LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in-force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding all its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. As of December 31, 1997, the Company's assets included $610.7 million of cash, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

In order to continue to market life insurance and annuity products, the Company must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. Statutory accounting practices differ from generally accepted accounting principles ("GAAP") in two major respects. First, under statutory accounting practices, the acquisition costs of new business are charged to expense, while under GAAP they are amortized over a period of time. Second, under statutory accounting practices, the required additions to statutory reserves for new business in some cases may initially exceed the statutory revenues attributable to such business. These practices result in a reduction of statutory income and surplus at the time of recording new business.

Insurance companies are subject to Risk-Based Capital (RBC) guidelines, monitored by insurance regulatory authorities, that measure the ratio of the Company's statutory equity with certain adjustments ("Adjusted Capital") to its required capital, based on the risk characteristics of its insurance liabilities and investments. Required capital is determined by statutory formulae that consider risks related to the type and quality of invested assets, insurance-related risks associated with the Company's products, interest rate risks, and general business risks. The RBC calculations are intended to assist regulators in measuring the adequacy of the Company's statutory capitalization.

The Company considers RBC implications in its asset/liability management strategies. Each year, the Company conducts a thorough review of the adequacy of statutory insurance reserves and other actuarial liabilities. The review is performed to ensure that the Company's statutory reserves are computed in accordance with accepted actuarial standards, reflect all contractual obligations, meet the requirements of state laws and regulations and include adequate provisions for any other actuarial liabilities that need to be established. All significant reserve changes are reviewed by the Board of Directors and are subject to approval by the New Jersey Department of Banking and Insurance. The Company believes that its statutory capital is adequate for its currently anticipated levels of risk as measured by regulatory guidelines.

The National Association of Insurance Commissioners recently approved a series of codified statutory accounting standards for consideration by the various state regulators. Certain of the proposed standards, if adopted by insurance regulatory authorities, could have an impact on the measurement of statutory capital which, in turn, could affect RBC ratios of insurance companies. If adopted, implemention could commence with 1999 statutory financial statements. At the present time, the Company cannot estimate the potential impact of these proposed standards on its RBC position.


3.  RISK MANAGEMENT

As an indirect subsidiary of Prudential, the Company benefits from the risk management strategies implemented by Prudential.

Risk management includes the identification and measurement of various forms of risk, establishment of acceptable risk thresholds, and processes intended to maintain risks within these thresholds while maximizing returns. Prudential considers risk management an integral part of its core businesses.

The risks inherent in the Company's operations include product risk, market risk, credit risk, liquidity risk, and operating risk. These risk categories, and Prudential's strategies relative to each, are discussed below.

Prudential's risk management is centrally controlled through a Corporate Risk Management Unit (CRMU) which sets standards for risk identification, policies and procedures, and limits, as well as standards for measurement and management reporting. CRMU interfaces with the Company's business groups through an enterprise level Financial Controls Council and Enterprise Financial Management Risk Management Committee, as well as through frequent informal meetings. Risk limits are set at multiple levels throughout the Company, with different limits at the desk, portfolio, subsidiary, and enterprise level. Risks are generally managed as close as possible to their origin, subject to review and oversight by CRMU to monitor compliance with established standards. Where appropriate, such as with respect to credit concentration risk and foreign exchange risk, exposures are aggregated and managed at the enterprise level.

Prudential's risk monitoring processes include preparation and review of risk reports on a regular basis, with frequency based on the purpose of the report. For example, desk-level reports are generally produced daily, while portfolio level reports are typically semi-monthly or monthly and high level reports may be quarterly or semi-annually.

Product Risk is the risk of adverse results due to deviation of experience from expected levels reflected in pricing. Prudential, in its insurance and annuity operations, sells traditional and interest sensitive individual insurance products, individual annuity products, a variety of group annuity products, and group life insurance products. Products are priced to reflect the expected levels of risk and to allow a margin for adverse deviation. The level of margins varies with product design and pricing strategy with respect to the targeted market. Prudential seeks to maintain underwriting standards so that premium charged is consistent with risk assumed on an overall basis. Additionally, most of Prudential's policies and contracts allow the Company to adjust credits (via crediting interest rates) and/or charges (in contracts where elements such as mortality and expense charges are not guaranteed), allowing the Company to respond to changes in experience. The competitive environment is an important element in determining pricing elements including premiums, crediting rates and non-guaranteed charges.

Mortality risks, generally inherent in most of the Company's life insurance and annuity products, are incorporated in pricing based on the Company's experience (if available and relevant) or industry experience. Mortality studies are performed periodically to compare the actual incidence of death claims in relation to business in force, to levels assumed in pricing and to industry experience. Expense risk relates to all products and is influenced by management practices as well as general price level changes. Persistency risk represents the risk that the pattern of policy surrenders will deviate from assumed levels so that policies do not remain in force for a sufficient period to allow the Company to recover its acquisition costs. Certain products are designed, by implementation of surrender charges and other features, to discourage early surrenders and thus mitigate this risk to the Company. Periodic studies are performed to compare actual surrender experience to pricing assumptions and industry experience.

Market Risk is the risk of change in value of financial instruments as a result of changes in interest rates, currency exchange rates, and securities market conditions. The Company's asset/liability management strategies provide for targeting of asset durations within specified ranges based on the estimated durations of the associated product liabilities. Portfolio managers are directed to maintain interest rate exposures within the established ranges, which are subject to adjustment based on market conditions and product design. Prudential uses statistical techniques such as duration and convexity analysis to measure price sensitivity to interest rate changes. The Company also performs portfolio stress testing annually as part of its cash flow testing in which various interest-sensitive assumptions (such as asset calls and prepayments and contract persistency) are evaluated under various severe interest rate environments. Any shortfalls revealed by cash flow testing are evaluated to determine whether there is a need to increase statutory reserves or change portfolio management strategies such as alteration of asset duration and/or composition. For fee-based (variable, separate account and mutual fund) products, equity risk is borne primarily by the contractholders rather than the Company (subject to any minimum guarantees). However, in the event of subpar performance, asset based fees will be reduced and competitive factors may impede the Company's ability to cultivate this business.

Credit Risk is the risk that counterparties may default or fail to fully honor contractual obligations and is inherent in investment portfolio asset positions including corporate bonds and mortgages, private placements and other lending-type products, and various investment operations functions. The Company attempts to manage risk associated with customer activities through proprietary credit analysis, establishment of credit limits and by requiring maintenance of margin and/or collateral in compliance with established internal control and regulatory standards.

Liquidity Risk is the risk that the Company will be unable to liquidate positions at a reasonable price in order to meet cash flow requirements under various scenarios. As indicated above, the Company's asset/liability management strategies seek to maintain asset positions that are consistent with the expected cash flow demands associated with its liabilities under various possible situations. Liquidity policies are formally managed at the enterprise level, using various comparisons of asset liquidity to potential liability outflows. Prudential believes that the comparison of its general account net liquidity to individual policy net cash surrender value is key to the periodic evaluation of its ability to meet policyholder claim requirements, and stress tests are utilized to measure the expected liquidity situation under assumed unusual events.

Operating Risk is the risk of potential loss from internal or external events such as mismanagement, fraud, systems breakdowns, business interruption, or failure to satisfy legal or fiduciary responsibilities. All financial institutions, including Prudential, are exposed to the risk of unauthorized activities by employees that are contrary to the internal controls designed to manage such risks. Legal risk may arise from inadequate control over contract documentation, marketing processes, or other operations. Internal controls responsive to regulatory, legal, credit, asset stewardship and other concerns are established at the business unit level for specific lines of business and at the enterprise level for company-wide processes. Controls are monitored by business unit management, internal and external auditors, and by an enterprise level Management Internal Control unit and in certain instances are subject to regulatory review.

Following revelations and negative publicity surrounding the issue of sales practices, Prudential has implemented a strategy to emphasize ethical conduct in the recruitment and training of agents and in the sales process. The Company has also strengthened controls including the establishment of a client acquisition program, in conjunction with the underwriting process, intended to ascertain the appropriateness of insurance coverages sold and mitigate the risk of inappropriate policy replacement activity.

Another aspect of operating risk relates to the Company's ability to conduct transactions electronically and to gather, process, and disseminate information and maintain data integrity and uninterrupted operations given the possibility of unexpected or unusual events. The Company is implementing a business continuation initiative to address these concerns. Considerations relative to the impact of the Year 2000 on computer operations are discussed below.


4. REGULATORY ENVIRONMENT

The Company is subject to the laws of the State of New Jersey as governing insurance companies and to the regulations of the New Jersey Insurance Department (the "Insurance Department"). A detailed financial statement in the prescribed form (the "Annual Statement") is filed with the Insurance Department each year covering the Company's operations for the preceding year and its financial condition as of the end of that year. Regulation by the Insurance Department includes periodic examination to determine contract liabilities and reserves so that the Insurance Department may certify that these items are correct. The Company's books and accounts are subject to review by the Insurance Department at all times. A full examination of the Company's operations is conducted periodically by the Insurance Department and under the auspices of the NAIC.

In addition, the Company is subject to regulation under the insurance laws of all jurisdictions in which it operates. The laws of the various jurisdictions establish supervisory agencies with broad administrative powers with respect to various matters, including licensing to transact business, overseeing trade practices, licensing agents, approving contract forms, establishing reserve requirements, fixing maximum interest rates on life insurance contract loans and minimum rates for accumulation of surrender values, prescribing the form and content of required financial statements and regulating the type and amounts of investments permitted. The Company is required to file the Annual Statement with supervisory agencies in each of the jurisdictions in which it does business, and its operations and accounts are subject to examination by these agencies at regular intervals.

The NAIC has adopted several regulatory initiatives designed to improve the surveillance and financial analysis regarding the solvency of insurance companies in general. These initiatives include the development and implementation of a risk-based capital formula for determining adequate levels of capital and surplus. Insurance companies are required to calculate their risk-based capital in accordance with this formula and to include the results in their Annual Statement. It is anticipated that these standards will have no significant effect upon the Company.

Although the federal government generally does not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Certain insurance products of the Company are subject to various federal securities laws and regulations. In addition, current and proposed federal measures which may significantly affect the insurance business include regulation of insurance company solvency, employee benefit regulation, removal of barriers preventing banks from engaging in the insurance business, tax law changes affecting the taxation of insurance companies and the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles.


5. THE YEAR 2000 ISSUE

The Company is an indirect subsidiary of Prudential; and therefore, is impacted by the enterprise focus on the Year 2000 Issue. The Year 2000 issue is best understood as a computer hardware and software problem involving the way dates are stored and processed in computers. Many computer systems are programmed to recognize only the last two digits in a date. As a result, any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If this anomaly is not corrected, the year "00" could cause systems to perform date comparisons and calculations incorrectly which could in turn affect the accuracy and compromise the integrity of business records. Business operations could be interrupted when companies are unable to process transactions, send invoices, or engage in similar normal business activities. The Year 2000 issue presents critical business risks for public and private sector entities across the globe.

Prudential identified the Year 2000 issue as a critical priority in 1995 and established a Company-wide Program Office (CPO) to develop and coordinate an operating framework for the Year 2000 compliance activities. The CPO assessed potential business impact, identified software and hardware components that will require upgrading, renovating, or replacing, and developed a strategy for renovation, replacement or retirement of all affected business applications. The initial assessment, completed in 1995, provided an estimate of the magnitude of the project and necessary resources.

Prudential's CPO has established quality assurance procedures including a certification process to monitor and evaluate enterprise-wide conversion and upgrading of systems for Year 2000 compliance. Prudential is utilizing both internal and external resources to reprogram or replace and test software. Prudential plans to complete its adaptation, testing and certification of software for Year 2000 compliance by December 31, 1998 and to conduct additional testing pertaining to the securities industry (in a scheduled industry-wide effort) as well as complete its "business partner" analysis and contingency planning during 1999. Prudential believes that it is well positioned to achieve the necessary modifications and mitigate the Year 2000 risks.

Prudential has commenced contacting and communicating formally with major suppliers and customers, including brokers, vendors, health care providers, and institutions that pass electronic information to Prudential, to determine the significance of the potential exposure that could result from their failure to achieve Year 2000 compliance on a timely basis.

While, as indicated above, Prudential believes that it is well positioned to mitigate its Year 2000 issue, this issue by its nature carries the risk of unforeseen problems of internal or external origin. There can be no assurance that the required systems modifications will be completed in accordance with current estimates of timing and cost, or that the systems of other companies with which some of Prudential's systems interface will be converted on a timely and compatible basis. In the event that the required adaptations to mitigate the Year 2000 issue are not completed on a timely basis, this issue could have a material adverse impact on the Company's operations. The discussion of the Year 2000 issue herein, and in particular the Company's plans to remediate this issue and estimated costs thereof, are forward-looking in nature. See cautionary statement below relating to forward-looking statements.


6. INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in Management's Discussion and Analysis may be considered forward-looking statements. Words such as "expects," "believes," "anticipates," "intends," "plans," or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. There are certain important factors that could cause actual results to differ materially from estimates or expectations reflected in such forward-looking statements including without limitation, changes in general economic conditions, including the performance of financial markets and interest rates; market acceptance of new products and distribution channels; competitive, regulatory or tax changes that affect the cost or demand for the Company's products; and adverse litigation results. While the Company reassesses material trends and uncertainties affecting its financial condition and results of operations, it does not intend to review or revise any particular forward-looking statement referenced in this Management's Discussion and Analysis in light of future events. The information referred to above should be considered by readers when reviewing any forward-looking statements contained in this Management's Discussion and Analysis.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

Information required with respect to this Item 8 regarding Financial Statements and Supplementary Data is set forth commencing on page F-4 hereof. See Index to Financial Statements elsewhere in this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING
-------------------------------------------------------------------------------
        AND FINANCIAL DISCLOSURE
        ------------------------

In connection with its audits for the two most recent fiscal years, there have been no disagreements with Price Waterhouse LLP on any matter of accounting principles, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of the independent accountant, would have caused them to make a reference to the matter in their report.

On March 12, 1996, The Board of Directors of Prudential approved the recommendation of the Auditing Committee to dismiss Deloitte & Touche LLP as the independent accountants of Prudential and its subsidiaries, including the Company.

On May 14, 1996, The Board of Directors of Prudential approved the recommendation of the Auditing Committee to engage Price Waterhouse LLP as the independent accountants of Prudential and its subsidiaries, including the Company.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS THE REGISTRANT
--------------------------------------------------------

Name                                    Position                           Age
----                                    --------                           ---

James J. Avery, Jr.                     Chairman of the Board
                                             and Director                   46

I. Edward Price                         Vice Chairman of the Board
                                             and Director                   55

Esther H. Milnes                        President and Director              47

James Drozanowski                       Senior Vice President               55

Frank Marino                            Senior Vice President               53

Edward A. Minogue                       Senior Vice President               55

Hwei-Chung Shao                         Senior Vice President
                                             and Chief Actuary              43

Karen L. Shapiro                        Senior Vice President               42

James M. Schlomann                      Vice President, Comptroller
                                             and Chief Accounting Officer   49

William M. Bethke                       Director                            50

Ira J. Kleinman                         Director                            50

Mendel M. Melzer                        Director                            37


James J. Avery, Jr., age 46 was elected Chairman of the Board of Directors of the Company on June 27, 1997. Mr. Avery joined the Prudential Insurance Company of America in 1988 and has served as the Senior Vice President, CFO and Chief Actuary for the Prudential Individual Insurance Group since 1997.

I. Edward Price, age 55, has been Senior Vice President and Actuary of Prudential Individual Insurance since 1995. From 1994 to 1995, he was Chief Executive Officer of Prudential International Insurance. From 1993 to 1994 he was President of Prudential International Insurance. Prior to 1993, he was Senior Vice President and Company Actuary of Prudential.

Esther H. Milnes, age 47, has been Vice President and Actuary of Prudential Individual Insurance Group since 1996. From 1993 to 1995, she was Senior Vice President and Chief Actuary of Prudential Insurance and Financial Services. Prior to 1993, she was Vice President and Associate Actuary of Prudential.

James C. Drozanowski, age 55, has been Vice President and Operations Executive, Prudential Individual Insurance Group since 1996; 1995 to 1996: President and Chief Executive Officer of Chase Manhattan Bank; 1993 to 1995: Vice President, North America Customer Services, Chase Manhattan Bank; Prior to 1993: Operations Executive, Global Securities Services, Chase Manhattan Bank.

Frank P. Marino, age 53, has been Vice President, Policyowner Relations Department, Prudential Individual Insurance Group since 1996; Prior to 1996:
Senior Vice President, Prudential Mutual Fund Services.

Edward A. Minogue, age 55, was elected a Senior Vice President of the Company on September 1, 1997. Mr. Minogue has been a Vice President of the Prudential Insurance Company of America since July, 1997. Prior to 1997, Mr. Minogue was a director of Merrill Lynch, Pierce & Smith, Inc.

Hwei-Chung Shao, age 43, has been Vice President and Associate Actuary, Prudential.

Karen L. Shapiro, age 42, has been Vice President, Prudential Individual Insurance Group since 1996; Vice President and Associate General Counsel, Prudential Securities Incorporated 1993 to 1996; Prior to 1993: Senior Associate with Shaw, Pittman, Potts and Trowbridge.

James M. Schlomann, age 49, joined the Prudential in August of 1997 and was elected the Vice President, Comptroller and Chief Accounting Officer of the Company effective November 18, 1997. He was a Senior Executive Vice President and Chief Financial Officer of USLIFE Corp. from 1993 to 1997. Prior to 1993, Mr. Schlomann was a Senior Vice President and Comptroller of Frank B. Hall & Co., Inc.

William M. Bethke, age 50, has been President, Prudential Capital Markets Group since 1992.

Ira J. Kleinman, age 50, has been Chief Marketing and Product Development Officer of Prudential Individual Insurance Group since 1995. From 1993 to 1995, he was President of Prudential Select. From 1992 to 1993, he was Senior Vice President of Prudential. Prior to 1992, he was Vice President of Prudential.

Mendel A. Melzer, age 37, has been Chief Investment Officer, Mutual Funds and Annuities, Prudential Investments since 1996; 1995 to 1996: Chief Financial Officer of the Money Management Group of Prudential; 1993 to 1995: Senior Vice President and Chief Financial Officer of Prudential Preferred Financial Services; Prior to 1993: Managing Director, Prudential Investment Corporation.



ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The following table shows the 1997 annual compensation, paid by Prudential, to each named executive for services provided to the Company. The amounts have been determined based on each individual's time devoted to the duties as an executive of the Company.


    NAME AND PRINCIPAL                                                                 OTHER ANNUAL
         POSITION               YEAR            SALARY               BONUS             COMPENSATION
---------------------------    --------    -----------------    -----------------    -----------------
Esther H. Milnes                1997              $   5,598            $   6,419       $            0
Chief Executive Officer         1996                  5,417                3,641                    0
                                1995                  5,148                2,515                    0


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

Not applicable.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

Refer to Note 9 in the Notes to the Financial Statements on page F-18.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

     (a) (1) and (2) Financial Statements and Schedules of Registrant are listed in the accompanying "Index to Financial Statements and Financial Statement Schedules" on page F-1 hereof and are filed as part of this Report.

     (a) (3) EXHIBITS
             --------

     REGULATION S-K
     --------------

     2.   Not applicable.

     3.   Documents Incorporated by Reference

          (i) The Articles of Incorporation of Pruco Life of New Jersey as amended March 11, 1983 and the Bylaws of Pruco Life Insurance Company of New Jersey, as amended February 1, 1991 are incorporated herein by reference to Post-Effective Amendment No. 26 to Form S-6, Registration No. 2-89780, filed April 28, 1997 on behalf of the Company; (ii) Bylaws of Pruco Life of New Jersey as amended May 5, 1997 are incorporated herein by reference to Form 10-Q, Registration No. 333-18117-01, filed August 15, 1997 on behalf of Pruco Life Insurance Company of New Jersey.

      4.  Exhibits

          Market-Value Annuity Contract, incorporated by reference to Registrant's Form S-1 Registration Statement, Registration No. 333-18053, filed December 17, 1996, on behalf of Pruco Life Insurance Company of New Jersey.

      9.  None.

      10. None.

      11. Not applicable.

      12. Not applicable.

      13. Not applicable.

      16. Not applicable.

      18. None.

      21. None.

      22. None.

      23. Not applicable.

      24. Powers of Attorney for I. Edward Price, Esther H. Milnes, William M. Bethke, Ira Kleinman and Mendel Melzer are incorporated by reference to Form N-4, Registration No. 333-18117, filed December 18, 1996 on behalf of Pruco Life of New Jersey Flexible Premium Variable Annuity Account. A Power of Attorney for James J. Avery, Jr. is incorporated by reference to Post- Effective Amendment No. 9 to Form S-1, Registration No. 33-20018, filed June 25, 1997 on behalf of the Pruco Life of New Jersey Variable Contract Real Property Account.

      27. Exhibit 27, Financial Data Schedule appended to this form in accordance with EDGAR instructions.

      28. Not applicable.

      99. Exhibit 99, Form SR.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13, or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                      (Registrant)


Date:    March 31, 1998                     By: /s/ ESTHER H. MILNES
      -----------------                         --------------------
                                                 Esther H. Milnes
                                                 President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                         TITLE                            DATE
---------                         -----                            ----

        *                         Chairman of the Board           March 31, 1998
------------------------
James J. Avery, Jr.


        *                         Vice Chairman of the Board      March 31, 1998
------------------------          and Director
I. Edward Price


        *                         President and Director          March 31, 1998
------------------------
Esther H. Milnes


/s/ JAMES M. SCHLOMANN
------------------------          Vice President and Comptroller  March 31, 1998
James M. Schlomann                and Chief Accounting Officer


        *                         Director                        March 31, 1998
------------------------
William M. Bethke


        *                         Director                        March 31, 1998
------------------------
Ira J. Kleinman


        *                         Director                        March 31, 1998
------------------------
Mendel A. Melzer







                                   * By: /s/ THOMAS C. CASTANO
                                         ------------------------
                                         Thomas C. Castano
                                         (Attorney-in-Fact)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                    FORM 10-K
                                  ANNUAL REPORT




                              FINANCIAL STATEMENTS

                        December 31, 1997, 1996, and 1995









                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY


                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------



Financial Statements                                                  Page
--------------------

    PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

    Independent Auditors' Reports                                                     F-2

    Financial Statements:

       Statements of Financial Position - December 31, 1997 and 1996                  F-4


       Statements of Operations - Years Ended December 31, 1997, 1996, and 1995       F-5


       Statements of Stockholder's Equity - Years Ended December 31, 1997, 1996,
       and 1995                                                                       F-6


       Statements of Cash Flows - Years Ended December 31, 1997, 1996, and 1995       F-7


       Notes to Financial Statements - December 31, 1997, 1996, and 1995              F-8



                        Report of Independent Accountants
                        ---------------------------------


To the Board of Directors of
The Pruco Life Insurance Company of New Jersey

In our opinion, the accompanying statements of financial position and the related statements of operations, of changes in stockholder's equity and of cash flows present fairly, in all material respects, the financial position of Pruco Life Insurance Company of New Jersey at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion express above.



/s/ PRICE WATERHOUSE LLP
PRICE WATERHOUSE LLP
New York, New York
March 23, 1998

INDEPENDENT AUDITORS' REPORT


To The Board of Directors of
Pruco Life Insurance Company of New Jersey
Newark, New Jersey


We have audited the accompanying statements of operations, changes in stockholder's equity and cash flows of Pruco Life Insurance Company of New Jersey for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such statements of operations, changes in stockholder's equity, and cash flows present fairly, in all material respects, the results of operations and cash flows of Pruco Life Insurance Company of New Jersey for the year ended December 31, 1995 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP
Parsippany, NJ
December 19, 1996

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY


STATEMENTS OF FINANCIAL POSITION
DECEMBER 31, 1997 AND 1996 (IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------


                                                                                 1997                    1996
                                                                          -------------------      ------------------
ASSETS
Fixed maturities
    Available for sale, at fair value (amortized cost, 1997: $585,109;
and 1996: $551,728)                                                              $   592,361              $  555,898
Policy loans                                                                         127,306                 113,918
Short-term investments                                                                52,464                  17,002
                                                                          -------------------      ------------------
               Total investments                                                     772,131                 686,818
Cash                                                                                       3                   3,928
Deferred policy acquisition costs                                                    101,625                 106,965
Accrued investment income                                                             14,075                  12,908
Other assets                                                                           4,037                   1,736
Separate Account assets                                                            1,110,561                 883,261
                                                                          -------------------      ------------------
TOTAL ASSETS                                                                      $2,002,432              $1,695,616
                                                                          ===================      ==================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                                   $  379,744              $  375,448
Future policy benefits and other policyholder liabilities                            108,077                 100,663
Cash collateral for loaned securities                                                 33,663                       -
Income taxes payable                                                                  12,963                   1,970
Deferred income tax liability                                                         22,188                  24,175
Payable to affiliates                                                                  4,307                   6,059
Other liabilities                                                                     17,103                  11,990
Separate Account liabilities                                                       1,108,994                 880,065
                                                                          -------------------      ------------------
TOTAL LIABILITIES                                                                  1,687,039               1,400,370
                                                                          -------------------      ------------------
CONTINGENCIES -(SEE NOTE 10)
STOCKHOLDER'S EQUITY
Common stock, $5 par value;
        400,000 shares, authorized;
        issued and outstanding at
        December 31, 1997 and 1996                                                     2,000                   2,000
Paid-in-capital                                                                      125,000                 125,000
Retained earnings                                                                    185,437                 166,214
Net unrealized investment gains                                                        2,956                   2,032
                                                                          -------------------      ------------------
TOTAL STOCKHOLDER'S EQUITY                                                           315,393                 295,246
                                                                          -------------------      ------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                        $2,002,432             $1,695,616
                                                                          ===================      ==================



                        See Notes to Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY



STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995 (IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------------------


                                                                   1997               1996               1995
                                                            ------------------- ------------------ ------------------
REVENUES

Premiums                                                          $    1,105         $    1,345         $    1,042
Policy charges and fee income                                         56,382             58,571             59,515
Net investment income                                                 46,324             43,784             43,530
Realized investment gains, net                                         1,707              1,221              3,592
Other income                                                           5,286              4,047              3,900
                                                            ------------------- ------------------ ------------------

TOTAL REVENUES                                                       110,804            108,968            111,579
                                                            ------------------- ------------------ ------------------

BENEFITS AND EXPENSES

Policyholders' benefits                                               33,999             28,653             26,331
Interest credited to policyholders' account balances                  19,372             20,069             21,364
General, administrative and other expenses                            27,236             12,848             21,881
                                                            ------------------- ------------------ ------------------

TOTAL BENEFITS AND EXPENSES                                           80,607             61,570             69,576
                                                            ------------------- ------------------ ------------------

Income from operations before income taxes                            30,197             47,398             42,003
                                                            ------------------- ------------------ ------------------

Income taxes
      Current                                                         13,279             12,682             15,248
      Deferred                                                        (2,305)             2,929               (246)
                                                            ------------------- ------------------ ------------------

Total income taxes                                                    10,974             15,611             15,002
                                                            ------------------- ------------------ ------------------

NET INCOME                                                         $  19,223          $  31,787          $  27,001
                                                            =================== ================== ==================








                        See Notes to Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995 (IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                        NET UNREALIZED            TOTAL
                                                                           RETAINED       INVESTMENT          STOCKHOLDER'S
                                  COMMON STOCK    PAID-IN-CAPITAL          EARNINGS          GAINS               EQUITY
                              ----------------    ----------------      ------------    -------------        --------------

BALANCE, JANUARY 1, 1995                $2,000            $125,000          $107,426         $(11,189)             $223,237

  Net income                                --                  --            27,001               --                27,001

  Change in net
   unrealized
   investment gains                         --                  --                --           17,777                17,777
                              ----------------    ----------------      ------------    -------------        --------------

BALANCE, DECEMBER 31, 1995               2,000             125,000           134,427            6,588               268,015

  Net income                                --                  --            31,787               --                31,787

  Change in net
   unrealized
   investment gains                         --                  --                --           (4,556)              (4,556)
                              ----------------    ----------------      ------------    -------------        --------------

BALANCE,  DECEMBER 31, 1996              2,000             125,000           166,214            2,032               295,246

  Net income                                --                  --            19,223                                 19,223

  Change in net
   unrealized                               --                  --                --              924                   924
   investment gains
                              ----------------    ----------------      ------------    -------------        --------------

BALANCE, DECEMBER 31, 1997              $2,000            $125,000          $185,437         $  2,956              $315,393
                              ================    ================      ============    =============        ==============



                        See Notes to Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995 (IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                             1997             1996            1995
                                                                      --------------- --------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $  19,223       $  31,787      $  27,001
Adjustments to reconcile net income to net cash provided by
     operating activities:
     Policy charges and fee income                                             (7,841)         (9,963)       (11,931)
     Interest credited to policyholders' account balances                      19,372          20,069         21,364
     Net decrease (increase) in Separate Accounts                               1,629          (1,335)           260
     Realized investment gains, net                                            (1,707)         (1,221)        (3,592)
     Amortization and other non-cash items                                        521           8,908         (6,839)
     Change in:
         Future policy benefits and other policyholders' liabilities            7,414           8,618            900
         Accrued investment income                                             (1,167)         (1,329)          (317)
         Policy loans                                                         (13,388)        (15,724)       (12,917)
         Payable to affiliates                                                 (1,752)          4,300           (982)
         Deferred policy acquisition costs                                      5,340         (10,934)         9,074
         Income taxes payable                                                  10,993           1,970          8,328
         Deferred income tax liability                                         (1,987)            366          3,460
         Other, net                                                             2,812           4,669          1,024
                                                                      --------------- --------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES                                           39,462          40,181         34,833
                                                                      --------------- --------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale/maturity of:
         Fixed maturities:
             Available for sale                                               645,355         901,775        553,681
     Payments for the purchase of:
         Fixed maturities:
             Available for sale                                              (679,709)       (956,483)      (522,757)
     Cash collateral for loaned securities, net                                33,663               -              -
     Short term investments, net                                              (35,461)         28,306         (3,613)
                                                                      --------------- --------------- --------------
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES                                (36,152)        (26,402)        27,311
                                                                      --------------- --------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Policyholders' account balances:
          Deposits                                                            134,020          16,754         18,348
          Withdrawals                                                        (141,255)        (26,605)       (80,509)
                                                                      --------------- --------------- --------------
CASH FLOWS USED IN FINANCING ACTIVITIES                                        (7,235)         (9,851)       (62,161)
                                                                      --------------- --------------- --------------
     Net (decrease) increase in Cash                                           (3,925)          3,928            (17)
     Cash, beginning of year                                                    3,928               -             17
                                                                      --------------- --------------- --------------
CASH, END OF YEAR                                                            $      3       $   3,928       $      -
                                                                      =============== =============== ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Income taxes paid                                                      $  1,896       $  11,673       $  7,900
                                                                      =============== =============== ==============









                        See Notes to Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1. BUSINESS

Pruco Life Insurance Company of New Jersey (the Company) is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell individual life insurance and deferred annuities only in the states of New Jersey and New York.

The Company is a wholly owned subsidiary of Pruco Life Insurance Company (Pruco
Life), a stock life insurance company organized in 1971 under the laws of the state of Arizona. Pruco Life, in turn, is a wholly owned subsidiary of The Prudential Insurance Company of America (Prudential), a mutual insurance company founded in 1875 under the laws of the state of New Jersey. Pruco Life intends to make additional capital contributions to the Company as it's needed to enable it to meet its reserve requirements and expenses in connection with its business. Generally, Pruco Life is under no obligation to make such contributions and its assets do not back the benefits payable under the Contracts.

The only reportable industry segment of the Company is "Life Insurance."

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The financial statements include the accounts of Pruco Life Insurance Company of New Jersey, a stock life insurance company. The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP").

USE OF ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

INVESTMENTS
FIXED MATURITIES classified as "available for sale" are carried at estimated fair value. The amortized cost of fixed maturities are written down to estimated fair value when considered impaired and the decline in value is considered to be other than temporary. Unrealized gains and losses on fixed maturities "available for sale", net of income tax, the effect on deferred policy acquisition costs and participating annuity contracts that would result from the realization of unrealized gains and losses are included in a separate component of equity, "Net unrealized investment gains."

POLICY LOANS are carried at unpaid principal balances.

SHORT-TERM INVESTMENTS, including highly liquid debt instruments purchased with an original maturity of twelve months or less, are carried at amortized cost, which approximates fair value.

REALIZED INVESTMENT GAINS, net are computed using the specific identification method. Costs of fixed maturity are adjusted for impairments considered to be other than temporary.

CASH
Cash includes cash on hand.

DEFERRED POLICY ACQUISITION COSTS

The costs which vary with and that are related primarily to the production of new insurance business are deferred to the extent such costs are deemed recoverable from future profits. Such costs include certain commissions, costs of policy issuance and underwriting, and certain variable field office expenses. Deferred policy acquisition costs are subject to recoverability testing at the time of policy issue and loss recognition testing at the end of each accounting period. Deferred policy acquisition costs are adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in equity.

Acquisition costs related to interest-sensitive life products and investment-type contracts are deferred and amortized in proportion to total estimated gross profits arising principally from investment results, mortality and expense margins and surrender charges based on historical and anticipated future experience. Amortization periods range from 15 to 30 years. Amortization of deferred policy acquisition costs was $14,176 thousand, $(2,183) thousand, and $8,918 thousand for the years ended December 31, 1997, 1996, and 1995, respectively. Deferred policy acquisition costs are analyzed to determine if they are recoverable from future income, including investment income. If such costs are determined to be unrecoverable, they are expensed at the time of determination. The effect of revisions to estimated gross

PRUCO LIFE INSURANCE OF NEW JERSEY

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

profits on unamortized deferred acquisition costs is reflected in earnings in the period such estimated gross profits are revised.

FUTURE POLICY BENEFITS AND POLICYHOLDERS' ACCOUNT BALANCES
Future policy benefits includes reserves for annuities in payout status as well as reserves for riders and supplemental benefits. Reserves for annuities in payout status are generally calculated as the present value of estimated future benefit payments and related expenses, using interest rates ranging from 6.5% to 8.75% The mortality assumption is generally the 1983 Individual Annuity Mortality Table. Reserves for riders and supplemental benefits are calculated using rates ranging from 2.5% to 7.25% and various mortality and morbidity tables derived from company or industry experience.

For the above categories, premium deficiency reserves are established, if necessary, when the liabilities for future policy benefits plus the present value of expected future gross premiums are insufficient to provide for expected future policy benefits and expenses.

Policyholders' account balances for interest-sensitive life and investment-type contracts are equal to the policy account values. The policy account values represent an accumulation of gross premium payments plus credited interest, less expense and mortality charges and withdrawals. Interest crediting rates on life insurance products range from 4.2% to 6.5% and on investment-type products range from 4.0% to 7.0%.

SECURITIES LOANED are recorded at the amount of cash received as collateral. The Company obtains collateral in an amount equal to 102% of the fair value of the domestic securities. The Company monitors the market value of securities loaned on a daily basis with additional collateral obtained as necessary. Non-cash collateral received is not reflected in the statements of financial position. Substantially, all of the Company's securities loaned are with large brokerage firms.

These transactions are used to generate net investment income and facilitate trading activity. These instruments are short-term in nature (usually 30 days or less) and are collateralized principally by U.S. Government and mortgage-backed securities. The carrying amounts of these instruments approximate fair value because of the relatively short period of time between the origination of the instruments and their expected realization.

SEPARATE ACCOUNT ASSETS AND LIABILITIES
Separate Account assets and liabilities are reported at estimated fair value and represent segregated funds which are invested for certain policyholders, pension fund and other customers. The assets consist of common stocks, fixed maturities, real estate related securities, and short-term investments. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are generally borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. The investment income and gains or losses for separate accounts generally accrue to the policyholders and are not included in the Statement of Operations. Mortality, policy administration and surrender charges on the accounts are included in "Policy charges and fee income."

Separate Accounts represent funds for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the policyholders, with the exception of the Pruco Life of New Jersey Modified Guaranteed Annuity Account. The Pruco Life of New Jersey Modified Guaranteed Annuity Account is a non-unitized separate account, which funds the Modified Guaranteed Annuity Contract and the Market Value Adjustment Annuity Contract. Owners of the Pruco Life of New Jersey Modified Guaranteed Annuity and the Market Value Adjustment Annuity Contracts do not participate in the investment gain or loss from assets relating to such accounts. Such gain or loss is borne, in total, by the Company.

INSURANCE REVENUE AND EXPENSE RECOGNITION
Amounts received as payment for interest sensitive life, investment contracts and deferred annuities are reported as deposits to "Policyholders' account balances". Revenues from these contracts are reflected as "Policy charges and fee income" and consist primarily of fees assessed during the period against the policyholders' account balances for mortality charges, policy administration charges, surrender charges, and interest earned from the investment of these account balances. Benefits and

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited and amortization of deferred policy acquisition costs.

DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives include futures subject to market risk, all of which are used by the Company in other than trading activities. Income and expenses related to derivatives used to hedge are recorded on the accrual basis on the Statement of Financial Position. Gains and losses relating to derivatives used to hedge the risks associated with anticipated transactions are realized in Realized investment gains, net, once it has closed. If it is determined that the transaction will not close, such gains and losses are included in "Realized investment gains, net".

Derivatives held for purposes other than trading are primarily used to hedge or reduce exposure to interest rates. Additionally, other than trading derivatives are used to change the characteristics of the Company's asset/liability mix consistent with the Company's risk management.

INCOME TAXES
The Company is a member of a group of affiliated companies which join in filing a consolidated federal income tax return in addition to separate company state and local tax returns. Pursuant to the tax allocation arrangement, total federal income tax expense is determined on a separate company basis. Members with losses record tax benefits to the extent such losses are recognized in the consolidated federal tax provision. Deferred income taxes are generally recognized, based on enacted rates, when assets and liabilities have different values for financial statement and tax reporting purposes. A valuation allowance is recorded to reduce a deferred tax asset to that portion which management believes is more likely than not to be realized.

NEW ACCOUNTING PRONOUNCEMENTS
In June 1996, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 became effective January 1, 1997 and is to be applied prospectively. Subsequent to June 1996, FASB issued SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of SFAS 125" ("SFAS 127"). SFAS 127 delays the implementation of SFAS 125 for one year for certain provisions, including repurchase agreements, dollar rolls, securities lending and similar transactions. The Company will delay implementation with respect to those affected provisions. Adoption of SFAS 125 has not, and will not have a material impact on the Company's results of operations, financial condition and liquidity.

In June of 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for years beginning after December 15, 1997. This statement defines comprehensive income as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, excluding investments by owners and distributions to owners" and establishes standards for reporting and displaying comprehensive income and its components in financial statements. The statement requires that the Company classify items of other comprehensive income by their nature and display the accumulated balance of other comprehensive income separately from retained earnings in the equity section of the Statements of Financial Position. In addition, reclassification of financial statements for earlier periods must be provided for comparative purposes.

RECLASSIFICATIONS
Certain amounts in the prior years have been reclassified to conform to current year presentations.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

3.  INVESTMENTS


FIXED MATURITIES
The following tables provide additional information relating to fixed maturities as of December 31:



                                                                          1997
                                          --------------------------------------------------------------------
                                                                 Gross            Gross          Estimated
                                             Amortized        Unrealized       Unrealized           Fair
                                                Cost             Gains           Losses            Value
                                          ---------------  ----------------  --------------  ------------------
                                                                     (In Thousands)
FIXED MATURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations
   of U.S. government corporations
          and agencies                      $  42,885          $    340          $   3          $   43,222



Foreign government bonds                       38,332               551             --              38,883

Corporate securities                          503,892             6,545            181             510,256
                                          --------------  -----------------  --------------  ------------------
Total fixed maturities available for sale   $ 585,109          $  7,436          $ 184          $  592,361
                                          ==============  =================  ==============  ==================




                                                                          1996
                                          --------------------------------------------------------------------
                                                                 Gross            Gross          Estimated
                                             Amortized        Unrealized       Unrealized           Fair
                                                Cost             Gains           Losses            Value
                                          --------------  -----------------  --------------  ------------------
                                                                      (In Thousands)
FIXED MATURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations
   of U.S. government corporations
          and agencies                      $  29,386          $      1          $   174          $    29,213


Foreign government bonds                       38,853               420               52               39,221

Corporate securities                          483,439             5,108            1,133              487,414

Mortgage-backed securities                         50                --               --                   50
                                          --------------  -----------------  --------------  ------------------
Total fixed maturities available for sale   $ 551,728          $  5,529          $ 1,359          $   555,898
                                          ==============  =================  ==============  ==================

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

3.  INVESTMENTS (continued)

The amortized cost and estimated fair value of fixed maturities, categorized by contractual maturity at December 31, 1997, are shown below:

                                               AVAILABLE FOR SALE
                                        ----------------------------------
                                                            ESTIMATED FAIR
                                         AMORTIZED COST         VALUE
                                        ----------------- -----------------
                                                 (IN THOUSANDS)

Due in one year or less                      $  28,866        $  28,987

Due after one year through five years          460,874          465,687

Due after five years through ten years          83,430           85,481

Due after ten years                             11,939           12,206
                                        ----------------- ----------------

Total                                        $ 585,109        $ 592,361
                                        ================= ================


Actual maturities will differ from contractual maturities because issuers have the right to call or prepay obligations.

Proceeds from the sale of fixed maturities available for sale during 1997, 1996, and 1995 were $635,355 thousand, $854,758 thousand and $525,672 thousand, respectively. Gross gains of $2,898 thousand, $3,942 thousand, and $6,349 thousand and gross losses of $1,191 thousand, $3,839 thousand, and $3,018 thousand were realized on those sales during 1997, 1996, and 1995, respectively. Proceeds from maturities of fixed maturities available for sale during 1997, 1996, and 1995 were $10,000 thousand, $47,017 thousand, and $28,009 thousand, respectively.

The following table describes the amortized cost and estimated fair value of fixed maturity securities by agency rating equivalent as of December 31, 1997:

                                               AVAILABLE FOR SALE
                                        ----------------------------------
                                                            ESTIMATED FAIR
                                         AMORTIZED COST         VALUE
                                        ----------------- -----------------
                                                 (IN THOUSANDS)

AAA/AA/A                                     $ 310,409        $ 313,746

BBB                                            254,084          257,024

BB                                              20,616           21,591
                                        ----------------- ----------------

      Total                                  $ 585,109        $ 592,361
                                        ================= ================

SPECIAL DEPOSITS
Fixed maturities of $460 thousand and $459 thousand at December 31, 1997 and 1996, respectively, were on deposit with governmental authorities or trustees as required by certain insurance laws.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

3.  INVESTMENTS (continued)

INVESTMENT INCOME AND INVESTMENT GAINS AND LOSSES

NET INVESTMENT INCOME arose from the following sources for the years ended December 31:


                                                      1997             1996              1995
                                               ----------------- ----------------- -----------------
                                                                   (In Thousands)

Fixed maturities - available for sale                 $37,563            $36,193           $36,861
Policy loans                                            6,596              5,761             5,029
Short-term investments                                  3,023              2,504             2,290
Other                                                     333                 28                51
                                               ----------------- ----------------- -----------------
Gross investment income                                47,515             44,486            44,231
Less investment expenses                               (1,191)              (702)             (701)
                                               ----------------- ----------------- -----------------
Net investment income                                 $46,324            $43,784           $43,530
                                               ================= ================= =================



REALIZED INVESTMENT GAINS, NET, including charges for other than temporary reductions in value, for the years ended December 31, were from the following sources:


                                                        1997                      1996                      1995
                                               ----------------------- ----------------------------  -----------------
                                                                             (In Thousands)
Fixed maturities - available for sale
Realized investment gains                                 $   2,898               $   5,232              $   6,785
Realized investment losses                                   (1,191)                 (4,011)                (3,193)
                                               ----------------------- ----------------------------  -----------------
Realized investment gains, net                            $   1,707               $   1,221              $   3,592
                                               ======================= ============================  =================



NET UNREALIZED INVESTMENT GAINS are included in the statements of financial position as a component of equity net of tax. Changes in these amounts for the years ended December 31, are as follows:


                                                         1997                     1996                     1995
                                               ----------------------- ----------------------------  -----------------
                                                                             (In Thousands)

 Balance, beginning of year                               $   2,032              $   6,588               $ (11,189)
 Changes in unrealized investment gains
 (losses) attributable to:
      Fixed maturities                                        3,082                (11,222)                 32,875
      Participating group annuity contracts                     332                 (1,175)                  1,387
      Deferred policy acquisition costs                      (2,170)                 5,277                  (6,486)
      Deferred federal income taxes                            (320)                 2,564                  (9,999)
                                               ----------------------- ----------------------------  -----------------
 Balance, end of year                                     $   2,956              $   2,032               $   6,588
                                               ======================= ============================  =================


PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

4. INCOME TAXES

The components of income taxes for the years ended December 31, are as follows:

                                                                1997              1996               1995
                                                      ------------------- -------------------- ----------------
                                                                             (In Thousands)
     Current tax expense
        U.S.                                                   $12,880               $13,589           $13,868
        State and local                                            399                  (907)            1,380
                                                     ------------------- -------------------- -----------------
        Total                                                   13,279                12,682            15,248
                                                     ------------------- -------------------- -----------------

     Deferred tax expense (benefit):
        U.S.                                                    (2,305)                2,848              (239)
        State and local                                             --                    81                (7)
                                                     ------------------- -------------------- -----------------
        Total                                                   (2,305)                2,929              (246)
                                                     ------------------- -------------------- -----------------

     Total income tax expense                                  $10,974               $15,611           $15,002
                                                     =================== ==================== =================


The Company's income tax expense for the years ended December 31, differs from the amount computed by applying the expected federal income tax rate of 35% to income from operations before income taxes for the following reasons:


                                                            1997                  1996                 1995
                                                     ------------------- -------------------- -----------------
                                                                             (In Thousands)
     Expected federal income tax expense                       $10,569               $16,589           $14,702
     State income taxes                                            259                  (826)            1,373
     Other                                                         146                  (152)           (1,073)
                                                     ------------------- -------------------- -----------------
     Total income tax expense                                  $10,974               $15,611           $15,002
                                                     =================== ==================== =================


PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


4.  INCOME TAXES (continued)

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

                                                  1997                        1996
                                           --------------------        --------------------
     Deferred income tax assets                           (In Thousands)
          Insurance reserves                         $ 6,260                     $ 6,189
          Other                                          615                           -
                                           --------------------        --------------------
          Total deferred income tax assets             6,875                       6,189
                                           --------------------        --------------------

     Deferred income tax liabilities
          Deferred acquisition costs                  25,429                      28,424
          Net investment gains                         3,634                       1,940
                                           --------------------        --------------------
          Deferred income tax liabilities             29,063                      30,364
                                           --------------------        --------------------
          Total deferred federal tax
          liabilities                                $22,188                     $24,175
                                           ====================        ====================



Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets after valuation allowance. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of the deferred tax assets that are realizable.

The Internal Revenue Service (the "Service") has completed examinations of the consolidated federal income tax returns through 1989. The Service has examined the years 1990 through 1992. Discussions are being held with the Service with respect to proposed adjustments. However, management believes there are adequate defenses against, or sufficient reserves to provide for, such adjustments. The Service has begun their examination of the years 1993 through 1995.

5. REINSURANCE

The Company assumes and cedes reinsurance with Prudential. The effect of the reinsurance for the years ended December 31, is summarized as follows:

                                       1997          1996         1995
                                       ----         ------       ------
                                               (In Thousands)
Life insurance premiums
Gross Amount                          $1,117        $1,345       $1,053
Ceded to other companies                 (12)          --           (11)
Assumed from other companies              --           --           --
                                      ------        ------       ------
Net amount                            $1,105        $1,345       $1,042
                                      ======        ======       ======



                                       1997          1996         1995
                                       ----         ------       ------
                                                (In Thousands)
Life insurance in force
Gross Amount                       $8,325,544    $8,599,647    $8,873,763
Ceded to other companies               (1,808)       (1,831)       (1,818)
Assumed from other companies              --            --            --
                                   ----------    ----------    ----------
Net amount                         $8,323,736    $8,597,816    $8,871,945
                                   ==========    ==========    ==========

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



6. EQUITY

RECONCILIATION OF STATUTORY SURPLUS AND NET INCOME
Accounting practices used to prepare statutory financial statements for regulatory purposes differ in certain instances from GAAP. The following table reconciles the Company's statutory net income and surplus as of and for the years ended December 31, determined in accordance with accounting practices prescribed or permitted by the New Jersey Department of Banking and Insurance with net income and equity determined using GAAP.


                                                              1997                  1996                  1995
                                                         ------------------   ------------------   ------------------
                                                                              (In Thousands)
STATUTORY NET INCOME                                        $    18,306           $    24,774          $    25,567

Adjustments to reconcile to net income on a GAAP basis:
     Deferred acquisition costs                                  (3,170)                5,656               (2,589)
     Deferred premium                                               198                   221                  (58)
     Insurance liabilities                                        2,324                 4,784                2,286
     Deferred taxes                                               1,708                (2,883)                 510
     Valuation of investments                                      (143)                 (765)               1,285
                                                         ------------------   ------------------   ------------------
GAAP NET INCOME                                               $  19,223             $  31,787          $    27,001
                                                         ==================   ==================   ==================



                                                                     1997                   1996
                                                              --------------------   --------------------
                                                                              (In Thousands)
STATUTORY SURPLUS                                                   $  235,958              $  216,019

Adjustments to reconcile to equity on a GAAP basis:
     Valuation of investments                                           18,540                  17,768
     Deferred acquisition costs                                        101,837                 106,965
     Deferred premium                                                   (2,007)                 (2,205)
     Insurance liabilities                                             (10,726)                (21,501)
     Deferred taxes                                                    (28,238)                (21,829)
     Other, net                                                             29                      29
                                                              --------------------   --------------------
GAAP STOCKHOLDER'S EQUITY                                            $ 315,393               $ 295,246
                                                              ====================   ====================



The New York State Insurance Department ("Department") recognizes only statutory accounting for determining and reporting the financial condition of an insurance company, for determining its solvency under the New York Insurance Law and for determining whether its financial condition warrants the payment of a dividend to its stockholders. No consideration is given by the Department to financial statements prepared in accordance with GAAP in making such determinations.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values presented below have been determined using available information and valuation methodologies. Considerable judgment is applied in interpreting data to develop the estimates of fair value. Accordingly, such estimates presented may not be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The following methods and assumptions were used in calculating the fair values (for all other financial instruments presented in the table, the carrying value approximates fair value.)

FIXED MATURITIES
Fair values for fixed maturities are based on quoted market prices or estimates from independent pricing services.

POLICY LOANS
The estimated fair value of policy loans is calculated using a discounted cash flow model based upon current U.S. Treasury rates and historical loan repayments.

DERIVATIVE FINANCIAL INSTRUMENTS
The fair value of futures is estimated based on market quotes for transactions with similar terms.

The following table discloses the carrying amounts and estimated fair values of the Company's financial instruments at December 31,:



                                                    1997                                       1996
                                                            ESTIMATED                                     ESTIMATED
                                    CARRYING VALUE         FAIR VALUE              CARRYING VALUE        FAIR VALUE
                                    ------------------ ------------------        ------------------ -------------------
                                                                    (In Thousands)
Financial Assets:
     Fixed maturities  available for
     sale                                $ 592,361           $ 592,361              $  555,898           $ 555,898
     Policy loans                          127,306             126,262                 113,918             110,262
     Short-term investments                 52,464              52,464                  17,002              17,002
     Cash                                        3                   3                   3,928               3,928
     Separate Accounts assets            1,110,561           1,110,561                 883,261             883,261

Financial Liabilities:
     Policyholders'
        account balances                 $ 379,744           $ 379,744               $ 375,448           $ 375,448
     Cash collateral for loaned
        securities                          33,663              33,663                       -                   -

     Separate Accounts liabilities       1,108,994           1,108,994                 880,065             880,065
     Derivatives                                83                  83                       -                   -

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

8. DERIVATIVE

DERIVATIVE FINANCIAL INSTRUMENTS
The fair value of liability positions in future instruments, which represents the Company's current exposure to credit loss from other parties' non-performance, was $83 thousand at December 31, 1997. This includes the estimated fair values of outstanding derivative positions only and does not include the fair values of associated financial and non-financial assets and liabilities, which generally offset derivative notional amounts. The fair value amounts presented also do not reflect the netting of amounts pursuant to right of setoff, qualifying master netting agreements with counterparties or collateral arrangements.


9. RELATED PARTY TRANSACTIONS

SERVICE AGREEMENTS
Prudential, Pruco Life, and Pruco Securities Corporation, an indirect wholly-owned subsidiary of Prudential, operate under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided. The net cost of these services allocated to the Company were $16,210 thousand, $12,223 thousand and $15,947 thousand for the years ended December 31, 1997, 1996, and 1995, respectively.

REINSURANCE

The Company currently has a reinsurance agreement in place with Prudential (the reinsurer). The reinsurance agreement is a yearly renewable term agreement in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. These agreements had no material effect on net income for the years ended December 31, 1997, 1996, and 1995.


10. CONTINGENCIES

Several actions have been brought against the Company on behalf of those persons who purchased life insurance policies based on complaints about sales practices engaged in by Prudential, the Company and agents appointed by Prudential and the Company. Prudential has agreed to indemnify the Company for any and all losses resulting from such litigation.

In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position or results of operations of the Company.


11. DIVIDENDS

The Company is subject to New Jersey law which limits the amount of dividends that insurance companies can pay to stockholders. The maximum dividend which may be paid in any twelve month period without prior approval of the New Jersey Commissioner of Insurance is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations and the Company's surplus position at December 31, 1997, the Company would be permitted a maximum of $23,396 thousand in dividend distributions in 1998, all of which could be paid in cash, without approval from The State of New Jersey Department of Insurance.