Form 10-Q
period 1998-03-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 1998-05-15
CIK 1038509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the period ended March 31, 1998


                                       OR


   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 333-18053


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


                                 (973) 802-2859
              ----------------------------------------------------
              (Registrant's Telephone Number, including area code)


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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 15, 1998. Common stock, par value of $5 per share: 400,000 shares outstanding

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

PART I -- FINANCIAL INFORMATION
-------------------------------

ITEM 1. (UNAUDITED) FINANCIAL STATEMENTS

          STATEMENTS OF FINANCIAL POSITION -- MARCH 31, 1998
            AND DECEMBER 31, 1997                                           3

          STATEMENTS OF OPERATIONS -- THREE MONTHS
            ENDED  MARCH 31, 1998 AND 1997                                  4

          STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY --
            MARCH 31, 1998 AND DECEMBER 31, 1997                            5

          STATEMENTS OF CASH FLOWS -- THREE MONTHS
            ENDED MARCH 31, 1998 AND 1997                                   6

          NOTES TO FINANCIAL STATEMENTS                                     7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                           9


PART II -- OTHER INFORMATION
----------------------------

        ITEM 1.  LEGAL PROCEEDINGS                                         11

        ITEM 2.  CHANGES IN SECURITIES                                     11

        ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           11

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       11

        ITEM 5.  OTHER INFORMATION                                         11

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          11

        SIGNATURE PAGE                                                     13

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY


STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
MARCH 31, 1998 AND DECEMBER 31, 1997 (IN THOUSANDS)
--------------------------------------------------------------------------------


                                                       MARCH 31,    DECEMBER 31,
                                                         1998           1997
                                                      ----------    ------------
ASSETS
Fixed maturities
   Available for sale, at fair value
     (amortized cost, 1998: $560,770;
     1997: $585,109)                                  $  566,700     $  592,361
Policy loans                                             131,603        127,306
Short-term investments                                    75,938         52,464
                                                      ----------     ----------
         Total investments                               774,241        772,131
Cash                                                       5,527              3
Deferred policy acquisition costs                        102,366        101,625
Accrued investment income                                 14,092         14,075
Other assets                                              11,811          4,037
Separate Account assets                                1,274,457      1,110,561
                                                      ----------     ----------
TOTAL ASSETS                                          $2,182,494     $2,002,432
                                                      ==========     ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
Policyholders' account balances                       $  383,841     $  379,744
Future policy benefits and other
  policyholder liabilities                               109,105        108,077
Cash collateral for loaned securities                     28,144         33,663
Income taxes payable                                      16,066         12,963
Deferred income tax liability                             21,227         22,188
Payable to affiliates                                      8,951          4,307
Other liabilities                                         22,822         17,103
Separate Account liabilities                           1,272,612      1,108,994
                                                      ----------     ----------
TOTAL LIABILITIES                                      1,862,768      1,687,039
                                                      ----------     ----------
CONTINGENCIES (SEE NOTE 4)
STOCKHOLDER'S EQUITY
Common stock, $5 par value;
  400,000 shares, authorized;
  issued and outstanding at
  March 31, 1998 and December 31, 1997                     2,000          2,000
Paid-in-capital                                          125,000        125,000
Retained earnings                                        191,393        185,437
Net unrealized investment gains                            1,333          2,956
                                                      ----------     ----------
TOTAL STOCKHOLDER'S EQUITY                               319,726        315,393
                                                      ----------     ----------
TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY                                $2,182,494     $2,002,432
                                                      ==========     ==========


                        SEE NOTES TO FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY


STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (IN THOUSANDS)
--------------------------------------------------------------------------------


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
REVENUES

Premiums                                                   $   363    $   260
Policy charges and fee income                               13,067     14,150
Net investment income                                       11,879     11,173
Realized investment gains, net                               1,142        329
Other income                                                 1,891        416
                                                           -------    -------
TOTAL REVENUES                                              28,342     26,328
                                                           -------    -------

BENEFITS AND EXPENSES

Policyholders' benefits                                      7,991     18,232
Interest credited to policyholders' account balances         5,322      4,780
General, administrative and other expenses                   5,795      7,724
                                                           -------    -------
TOTAL BENEFITS AND EXPENSES                                 19,108     30,736
                                                           -------    -------
Income (loss) from operations before income taxes            9,234     (4,408)
                                                           -------    -------
Income taxes
  Current                                                    3,181      3,257
  Deferred                                                      97     (4,671)
                                                           -------    -------
Total income taxes                                           3,278     (1,414)
                                                           -------    -------
NET INCOME (LOSS)                                          $ 5,956    $(2,994)
                                                           =======    =======


                        SEE NOTES TO FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY


STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)
MARCH 31, 1998 DECEMBER 31, 1997 (IN THOUSANDS)
-------------------------------------------------------------------------------------------------

                                                                          NET
                                                                       UNREALIZED      TOTAL
                                COMMON      PAID-IN-      RETAINED-    INVESTMENT   STOCKHOLDER'S
                                 STOCK      CAPITAL       EARNINGS       GAINS         EQUITY
                                ------      --------      --------      -------       --------
BALANCE, DECEMBER 31, 1996      $2,000      $125,000      $166,214      $ 2,032       $295,246
  Net income                      --            --          19,223         --           19,223
  Change in net unrealized
    investment gains              --            --            --            924            924
                                ------      --------      --------      -------       --------
BALANCE, DECEMBER 31, 1997       2,000       125,000       185,437        2,956        315,393
  Net income                      --            --           5,956         --            5,956
  Change in net unrealized
    investment gains              --            --            --         (1,623)        (1,623)
                                ------      --------      --------      -------       --------

BALANCE, MARCH 31, 1998         $2,000      $125,000      $191,393      $ 1,333       $319,726
                                ======      ========      ========      =======       ========


                        SEE NOTES TO FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY


STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (IN THOUSANDS)
--------------------------------------------------------------------------------------------------


                                                                            1998           1997
                                                                          ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $   5,956      $  (2,994)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Policy charges and fee income                                            (3,110)        (2,130)
    Interest credited to policyholders' account balances                      5,322          4,780
    Net (increase) decrease in Separate Accounts                               (278)            69
    Realized investment gains, net                                           (1,142)          (329)
    Amortization and other non-cash items                                       312          4,271
    Change in:
      Future policy benefits and other policyholders' liabilities             1,028          2,101
      Accrued investment income                                                 (17)          (633)
      Payable to affiliates                                                   4,644            162
      Policy loans                                                           (4,297)        (2,521)
      Deferred policy acquisition costs                                        (741)        (1,091)
      Income taxes payable                                                    3,103          2,970
      Deferred income tax liability                                            (961)        (6,543)
      Other, net                                                             (2,055)        49,332
                                                                          ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES                                          7,764         47,444
                                                                          ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale/maturity of:
      Fixed maturities:
        Available for sale                                                  188,545        197,443
   Payments for the purchase of:
      Fixed maturities:
        Available for sale                                                 (163,676)      (189,403)
   Cash collateral for loaned securities, net                                (5,519)          --
   Short-term investments, net                                              (23,475)        (5,419)
                                                                          ---------      ---------
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES                               (4,125)         2,621
                                                                          ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Policyholders' account balances:
     Deposits                                                                84,084         11,025
     Withdrawals                                                            (82,199)       (16,019)
                                                                          ---------      ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                                1,885         (4,994)
                                                                          ---------      ---------
   Net increase in Cash                                                       5,524         45,071
   Cash, beginning of year                                                        3          3,928
                                                                          ---------      ---------
CASH, END OF PERIOD                                                       $   5,527      $  48,999
                                                                          =========      =========

                        SEE NOTES TO FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.   BUSINESS

Pruco Life Insurance Company of New Jersey (the Company) is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell individual life insurance and deferred annuities (the Contracts) only in the states of New Jersey and New York.

The Company is a wholly owned subsidiary of Pruco Life Insurance Company (Pruco
Life), a stock life insurance company organized in 1971 under the laws of the state of Arizona. Pruco Life, in turn, is a wholly owned subsidiary of The Prudential Insurance Company of America (Prudential).

The only reportable industry segment of the Company is "Life Insurance."

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company have been prepared in accordance with instructions to Form 10-Q and do not include all of the other information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K for that year.

The accompanying financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

RECLASSIFICATIONS

Certain amounts in the prior years have been reclassified to conform to current year presentations.

3. INVESTMENTS

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


3.  INVESTMENTS (continued)

     The following reconciles the Net unrealized investment gains recorded in Stockholder's equity at March 31, 1998 and December 31, 1997.


                                                            MARCH 31,             DECEMBER 31,
                                                               1998                   1997

                                                         ----------------       ----------------
                                                                          (000'S)

Fixed maturities:

    Fair Value                                              $  566,700             $  592,361
    Amortized cost                                             560,770                585,109
                                                         ----------------       ----------------
                    Unrealized investment gains                  5,930                  7,252

Related adjustments:

    Deferred policy acquisition costs                           (4,485)                (3,379)
    Policyholders' account balances                                886                    544
    Deferred federal income tax liability                         (998)                (1,461)
                                                         ----------------       ----------------
                                                                (4,597)                (4,296)
                                                         ----------------       ----------------
                Net unrealized investment gains               $  1,333               $  2,956
                                                         ================       ================


4.   CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS.
----------------------

The Company markets individual life insurance, variable life insurance, variable annuities and deferred annuities through Prudential's sales force in New Jersey and New York.

The Company markets its products in the life insurance and annuity sectors of the insurance industry. These markets are faced with an increased tightening of the regulatory environment with particular emphasis placed on company solvency and sales practices. The legal barriers which have historically segregated the markets of the financial services industry are being challenged through both legislative and judicial processes. Regulatory changes which opened the insurance industry to other financial institutions, particularly banks and mutual funds, heightened competition in investment type products since those institutions were positioned to deliver the same products through large, stable distribution channels.

The Company held $2.2 billion in assets at March 31, 1998 compared to $2.0 billion at December 31, 1997, of which $1.3 billion and $1.1 billion were held in Separate Accounts as of March 31, 1998 and December 31, 1997 under variable life insurance policies and variable annuity contracts. The remaining assets were held in the general account for investment primarily in bonds, short-term investments and policy loans.

1.   RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1998 amounted to $6.0 million, compared to a loss of $3.0 million in the three months ended March 31, 1997.

1998 versus 1997

Separate Account activity was a major contributor to the increase in operating results during the first quarter of 1998. Separate Account assets increased 14.7% as of March 31, 1998, from $1,111 million as of December 31, 1997 to $1,274 million. Approximately 53% ($87 million) of the increase is due to sales of the Company's variable products and the remaining 47% ($77 million) is a result of portfolio appreciation due to the strong market conditions during the first quarter of 1998. Premiums from sales of variable products primarily relate to the Discovery Select product which was added to the Company's portfolio as of January 1997. Separate Account asset-based charges such as mortality and expense charges, administration fees and Separate Account gains are the elements primarily attributable to these variances.

Net investment income increased $.7 million from $11.2 for the three months ended March 31, 1997 to $11.9 million for the three months ended March 31, 1998. This increase is primarily driven by Separate Account gains which are the gains from market appreciation on the Company's investment in the Separate Accounts.

Other income increased $1.5 million from $.4 million for the three months ended March 31, 1997 to $1.9 million for the three months ended March 31, 1998. This is primarily attributable to the increase in investment management fees which are received by the Company for services Prudential provides to The Prudential Series Funds, an underlying investment option of the Separate Accounts.

Policyholders' benefits decreased $10.2 million from $18.2 million for the three months ended March 31, 1997 to $8.0 million for the three months ended March 31, 1998. This decrease is mainly attributable to decreased policyholder surrender activity.

2.   LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in-force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding all its cash requirements utilizing cash from operations, normal investment maturities, and anticipated calls and repayments, consistent with prior years. As of March 31, 1998, the Company's assets included $624.5 million of cash, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

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

3.   INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

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

                                     PART II

ITEM 1 LEGAL PROCEEDINGS
------------------------

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

Not Applicable

ITEM 3 DEFAULTS UPON SENIOR SECURITIES
--------------------------------------

Not Applicable

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
----------------------------------------------------------

Amendment dated February 12, 1998 to the Articles of Incorporation fixing the address of the Company at 213 Washington Street, and naming Clifford Kirsch agent for receipt of service of process.

ITEM 5 OTHER INFORMATION
------------------------

Not Applicable

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
---------------------------------------

        (a) (1) and (2) Financial Statements of registrant are listed on pages 3-6 hereof and are filed as part of this Report. There have been no 8-K's filed during the first quarter of 1998.

        (a) (3) Exhibits
                --------

        Regulation S-K
        --------------

        2.  Not Applicable

        3.  Documents Incorporated by Reference

        (i) The Articles of Incorporation of Pruco Life Insurance Company of New Jersey, as amended February 12, 1998 are attached hereto; (ii) Bylaws of Pruco Life Insurance Company of New Jersey, as amended May 5, 1997 are incorporated herein by reference to Form 10-Q, Registration No. 333-18117-01, filed August 15, 1997 on behalf of Pruco Life Insurance Company of New Jersey.

        4.  Exhibits

        Market-Value Adjustment Annuity Contract, incorporated by reference to Registrant's Form S-1 Registration Statement, Registration No. 333-18053, filed December 17, 1996.

        10. None.

        11. Not Applicable.

        15. Not Applicable.

        18. None.

        19. Not Applicable.

        20. Not Applicable.

        22. None.

        23. None.

                                     PART II

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

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  (Registrant)



SIGNATURE                      TITLE                                DATE
---------                      -----                                ----
/s/ ESTHER H. MILNES
-------------------------      President and Director               May 15, 1998
Esther H. Milnes

/s/ JAMES M. SCHLOMANN
-------------------------      Vice President and Comptroller       May 15, 1998
James M. Schlomann             and Chief Accounting Officer