Form 10-Q
period 1998-06-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 1998-08-14
CIK 1038509

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

(Mark One)

   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the period ended June 30, 1998


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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 14, 1998. Common stock, par value of $5 per share: 400,000 shares outstanding

================================================================================

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

PART I -- FINANCIAL INFORMATION
-------------------------------

ITEM 1. (UNAUDITED) FINANCIAL STATEMENTS

          STATEMENTS OF FINANCIAL POSITION -- JUNE 30, 1998
            AND DECEMBER 31, 1997                                           3

          STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME--
            THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997               4

          STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY --
            SIX MONTHS ENDED JUNE 30, 1998 AND THE YEAR
            ENDED DECEMBER 31, 1997                                         5

          STATEMENTS OF CASH FLOWS -- SIX MONTHS ENDED
            JUNE 30, 1998 AND 1997                                          6

          NOTES TO FINANCIAL STATEMENTS                                     7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                           9


PART II -- OTHER INFORMATION
----------------------------

        ITEM 1.  LEGAL PROCEEDINGS                                         11

        ITEM 2.  CHANGES IN SECURITIES                                     11

        ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           11

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       11

        ITEM 5.  OTHER INFORMATION                                         11

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          11

        SIGNATURE PAGE                                                     13




                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

                  STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
               JUNE 30, 1998 AND DECEMBER 31, 1997 (IN THOUSANDS)

----------------------------------------------------------------------------------------------------------


                                                                              JUNE 30,        DECEMBER 31,
                                                                               1998              1997
                                                                            -----------       -----------
ASSETS
Fixed maturities
  Available for sale, at fair value (amortized cost, 1998: $592,646;
    1997: $585,109)                                                         $  599,034        $  592,361
Policy loans                                                                   134,276           127,306
Short-term investments                                                          52,367            52,464
                                                                            ----------        ----------
         Total investments                                                     785,677           772,131
Cash                                                                               904                 3
Deferred policy acquisition costs                                              103,879           101,625
Accrued investment income                                                       13,806            14,075
Other assets                                                                     3,198             4,037
Separate Account assets                                                      1,356,847         1,110,561
                                                                            ----------        ----------
TOTAL ASSETS                                                                $2,264,311        $2,002,432
                                                                            ==========        ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
Policyholders' account balances                                             $  385,126        $  379,744
Future policy benefits and other policyholder liabilities                      109,061           108,077
Cash collateral for loaned securities                                           25,802            33,663
Income taxes payable                                                             4,971            12,963
Deferred income tax liability                                                   21,164            22,188
Payable to affiliates                                                           26,427             4,307
Other liabilities                                                               11,615            17,103
Separate Account liabilities                                                 1,355,187         1,108,994
                                                                            ----------        ----------
TOTAL LIABILITIES                                                            1,939,353         1,687,039
                                                                            ----------        ----------
CONTINGENCIES (SEE NOTE 4)
STOCKHOLDER'S EQUITY
Common stock, $5 par value;
        400,000 shares, authorized;
        issued and outstanding at
        June 30, 1998 and December 31, 1997                                      2,000             2,000
Paid-in-capital                                                                125,000           125,000
Retained earnings                                                              194,920           185,437
Accumulated other comprehensive income                                           3,038             2,956
                                                                            ----------        ----------
TOTAL STOCKHOLDER'S EQUITY                                                     324,958           315,393
                                                                            ----------        ----------
TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                                                   $2,264,311        $2,002,432
                                                                            ==========        ==========

                        SEE NOTES TO FINANCIAL STATEMENTS



                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

         STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
             SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (IN THOUSANDS)

------------------------------------------------------------------------------------------------------------

                                                      SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                          JUNE 30,                           JUNE 30,
                                                  ----------------------             -----------------------
                                                    1998           1997                1998          1997
                                                  -------        -------             -------        -------
REVENUES
Premiums                                          $   529        $   390             $   166        $   130
Policy charges and fee income                      24,623         26,791              11,556         12,641
Net investment income                              24,096         21,476              12,217         10,303
Realized investment gains, net                      1,823            446                 681            117
Other income                                        2,665          1,928                 774          1,512
                                                  -------        -------             -------        -------
TOTAL REVENUES                                     53,736         51,031              25,394         24,703
                                                  -------        -------             -------        -------
BENEFITS AND EXPENSES

Policyholders' benefits                            12,988         15,334               4,997         (2,898)
Interest credited to policyholders'
  account balances                                  9,691          9,485               4,369          4,705
General, administrative and other expenses         16,354         12,083              10,559          4,359
                                                  -------        -------             -------        -------
TOTAL BENEFITS AND EXPENSES                        39,033         36,902              19,925          6,166
                                                  -------        -------             -------        -------
Income from operations before income taxes         14,703         14,129               5,469         18,537
                                                  -------        -------             -------        -------
Income taxes
     Current                                        5,105          5,252               1,924          1,996
     Deferred                                         115           (239)                 18          4,431
                                                  -------        -------             -------        -------
Total income taxes                                  5,220          5,013               1,942          6,427
                                                  -------        -------             -------        -------
NET INCOME                                          9,483          9,116               3,527         12,110
                                                  -------        -------             -------        -------
     Unrealized gains (losses) on
       securities, net of reclassification
       adjustment                                      82         (2,602)              1,705            284
                                                  -------        -------             -------        -------
COMPREHENSIVE INCOME                              $ 9,565        $ 6,514             $ 5,232        $12,394
                                                  =======        =======             =======        =======

                        SEE NOTES TO FINANCIAL STATEMENTS



                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

           STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)
               JUNE 30, 1998 AND DECEMBER 31, 1997 (IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------


                                                                            ACCUMULATED
                                                                              OTHER
                                                         RETAINED-          COMPREHENSIVE      COMMON         PAID-IN-
                                         TOTAL           EARNINGS              INCOME          STOCK           CAPITAL
                                       --------          --------           -------------     -------         --------
BALANCE, DECEMBER 31, 1996            $295,246          $166,214              $ 2,032         $ 2,000         $125,000

      Net income                        19,223            19,223                    -               -                -

      Unrealized gains on
      securities, net of
      reclassification adjustment          924                 -                  924               -                -
                                      --------          --------              -------         -------         --------

BALANCE, DECEMBER 31, 1997             315,393           185,437                2,956           2,000          125,000

      Net income                         9,483             9,483                    -               -                -

      Unrealized gains on
      securities, net of
      reclassification adjustment           82                 -                   82               -                -
                                      --------          --------              -------         -------         --------

BALANCE, JUNE 30, 1998                $324,958          $194,920              $ 3,038         $ 2,000         $125,000
                                      ========          ========              =======         =======         ========

                        SEE NOTES TO FINANCIAL STATEMENTS



                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
             SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------

                                                                                1998              1997
                                                                             ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $   9,483         $   9,116
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Policy charges and fee income                                              (3,692)           (2,912)
     Interest credited to policyholders' account balances                        9,691             9,485
     Net (increase) decrease in Separate Accounts                                  (93)              332
     Realized investment gains, net                                             (1,823)             (446)
     Amortization and other non-cash items                                       2,209               (45)
     Change in:
         Future policy benefits and other policyholders' liabilities               984             3,548
         Accrued investment income                                                 269              (755)
         Payable to affiliates                                                  22,120               544
         Policy loans                                                           (6,970)           (6,320)
         Deferred policy acquisition costs                                      (2,254)            1,681
         Income taxes payable                                                   (7,992)            4,929
         Deferred income tax liability                                          (1,024)              352
         Other, net                                                             (4,649)          (32,068)
                                                                             ---------         ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES                                  16,259           (12,559)
                                                                             ---------         ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale/maturity of:
         Fixed maturities:
               Available for sale                                              298,205           392,572
     Payments for the purchase of:
         Fixed maturities:
               Available for sale                                             (305,188)         (382,243)
     Cash collateral for loaned securities, net                                 (7,861)             --
     Short-term investments, net                                                   103            12,002
                                                                             ---------         ---------
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES                                 (14,741)           22,331
                                                                             ---------         ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
     Policyholders' account balances:
          Deposits                                                             175,341            43,261
          Withdrawals                                                         (175,958)          (52,059)
                                                                             ---------         ---------
CASH FLOWS USED IN FINANCING ACTIVITIES                                           (617)           (8,798)
                                                                             ---------         ---------
     Net increase in Cash                                                          901               974
     Cash, beginning of year                                                         3             3,928
                                                                             ---------         ---------
CASH, END OF PERIOD                                                          $     904         $   4,902
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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company have been prepared in accordance with the requirements of Form 10-Q and generally accepted accounting principles for interim financial information. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K for that year.

The accompanying financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

NEW PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement No. 130). Statement No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under Statement No. 130 as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement No. 130 stipulates that comprehensive income reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from non-owner sources. Statement No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has adopted Statement No. 130, resulting primarily in reporting unrealized gains and losses on investments in debt and equity securities in comprehensive income.

On June 15, 1998, FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement No.
133). Statement No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). Statement No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that due to its limited use of derivative instruments, the adoption of Statement No. 133 will not have a significant effect on the Company's results of operations or its financial position.

RECLASSIFICATIONS

Certain amounts in the prior years have been reclassified to conform to current year presentations.

3.  INVESTMENTS

FIXED MATURITIES classified as "available for sale" are carried at estimated fair value. The amortized cost of fixed maturities is written down to estimated fair value when considered impaired and the decline in value is considered to be other than temporary. Unrealized gains and losses on fixed maturities "available for sale", net of income tax, the effect on deferred policy acquisition costs and participating annuity contracts, that would result from the realization of unrealized gains and losses are included in a separate component of equity, "Accumulated other comprehensive income."

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

3.  INVESTMENTS (CONTINUED)

     The following reconciles the Net unrealized investment gains recorded in Stockholder's equity at June 30, 1998 and December 31, 1997.

                                                     JUNE 30,      DECEMBER 31,
                                                       1998           1997
                                                     --------      -----------
                                                             (000'S)
Fixed maturities - Available for sale:
    Fair Value                                       $ 599,034      $ 592,361
    Amortized cost                                     592,646        585,109
                                                      --------       --------
                   Unrealized investment gains           6,388          7,252

Related adjustments:
    Deferred policy acquisition costs                   (2,888)        (3,379)
    Policyholders' account balances                      697            544
    Deferred federal income tax liability               (1,159)        (1,461)
                                                      --------       --------
                                                        (3,350)        (4,296)
                                                      --------       --------
                   Net unrealized investment gains    $  3,038       $  2,956
                                                      ========       ========

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

The Company held $2.3 billion in assets at June 30, 1998 compared to $2.0 billion at December 31, 1997, of which $1.4 billion and $1.1 billion were held in Separate Accounts as of June 30, 1998 and December 31, 1997 under variable life insurance policies and variable annuity contracts. The remaining assets were held in the general account for investment primarily in bonds, policy loans and short-term investments.

1.  RESULTS OF OPERATIONS

1998 versus 1997

Net income for the six months ended June 30, 1998 amounted to $9.5 million, compared to $9.1 million in the six months ended June 30, 1997.

Separate Account activity was a factor in operating results during the first six months of 1998. Separate Account assets increased 22.1% as of June 30, 1998, from $1.1 billion as of December 31, 1997 to $1.4 billion. Approximately 62% ($153 million) of the increase is due to sales of the Company's variable products and the remaining 38% ($93 million) is a result of portfolio appreciation. Sales of variable products primarily relate to the Discovery Select product which was added to the Company's portfolio as of January 1997. Separate Account asset based charges such as mortality and expense charges, administration fees and Separate Account gains are the operating results elements effected by this growth.

The Company's net investment income for the period ended June 30, 1998 was $24.1 million representing a $2.6 million increase from the period ended June 30, 1997. The increase in net investment income is a result of higher beginning of year portfolio assets partially offset by declining interest rates.

Other income increased $.8 million from $1.9 million for the six months ended June 30, 1997 to $2.7 million for the six months ended June 30, 1998. This is primarily attributable to the increase in investment management fees which are received by the Company for services Prudential provides to The Prudential Series Funds, an underlying investment option of the Separate Accounts.

Policyholders' benefits decreased $2.3 million from $15.3 million for the six months ended June 30, 1997 to $13.0 million for the six months ended June 30, 1998. This decrease is attributable to two factors. 1998 death benefits have declined slightly from 1997 levels & policyholder benefits in 1997 include the effect of a valuation modeling change.

General, administrative, and other expenses increased $4.3 million from $12.1 million for the six months ended June 30, 1997 to $16.4 million for the six months ended June 30, 1998. This change is primarily due to an increase in sales activity of the Discovery Select product which resulted in increased expenses.


2.  LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in-force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding all its cash requirements utilizing cash from operations, normal investment maturities, and anticipated calls and repayments, consistent with prior years. As of June 30, 1998, the Company's assets included $581.2 million of cash, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

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

3.  THE YEAR 2000 ISSUE

The Company is a direct subsidiary of Prudential; therefore, is impacted by the enterprise focus on the Year 2000 Issue. The Year 2000 issue is best understood as a computer hardware and software problem involving the way dates are stored and processed in computers. Many computer systems are programmed to recognize only the last two digits in a date. As a result, any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If this anomaly is not corrected, the year "00" could cause systems to perform date comparisons and calculations incorrectly which could in turn affect the accuracy and compromise the integrity of business records. Business operations could be interrupted when companies are unable to process transactions, send invoices, or engage in similar normal business activities. The Year 2000 issue presents critical business risks for public and private sector entities across the globe.

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

4.  INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

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

ITEM 2 CHANGES IN SECURITIES
----------------------------

The following table presents sales and related expenses of the Flexible
Premium Variable Annuity Account since December 17, 1996, the effective date of the registration statement (SEC file number 333-18053).

                                                                                FOR THE ACCOUNT(S) OF THE
                                              FOR THE ACCOUNT OF THE COMPANY        CONTRACTHOLDER(S)
                                              ------------------------------  ------------------------------
                                                AGGREGATE
                                              OFFERING PRICE
                                                OF AMOUNT
                                                REGISTERED     AMOUNT SOLD             AMOUNT SOLD
                                              --------------  -------------           --------------
                                                                       (000's)
Flexible Premium Variable Annuity Account*       $150,000        $15,195                $344,291

Underwriter discounts and commissions**                             (532)
Other expenses***                                                   (174)
                                                                 -------
    Total                                                           (706)
                                                                 -------
Net offering proceeds                                            $14,489
                                                                 =======

*    Securities are not issued or sold in predetermined units.

**   Amount represents estimated general commissions paid to affiliated parties.

*** Amount represents estimated general administrative expenses paid to the parent under service and lease agreement.


ITEM 3 DEFAULTS UPON SENIOR SECURITIES
--------------------------------------

Not Applicable

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
----------------------------------------------------------

At the annual meeting of the stockholder held on June 9, 1998, the sole stockholder of the Company elected the directors of the Company. The following are the elected members to the Board of Directors: James J. Avery, Jr. (Chairman of the Board); I. Edward Price (Vice Chairman of the Board); William Bethke; Ira
J. Kleinman; Esther H. Milnes; and Mendel Melzer.

ITEM 5 OTHER INFORMATION
------------------------

Not Applicable

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
---------------------------------------

        (a) (1) and (2) Financial Statements of registrant are listed on pages 3-6 hereof and are filed as part of this Report. There have been no 8-K's filed during the first quarter of 1998.

        (a) (3) Exhibits
                --------

        Regulation S-K
        --------------

        2.  Not Applicable

        3.  Documents Incorporated by Reference

        (i) The Articles of Incorporation of Pruco Life Insurance Company of New Jersey, as amended February 12, 1998 are incorporated herein by reference to Form 10-Q for the period ended March 31, 1998 and dated May 15, 1998 on behalf of Pruco Life Insurance Company of New Jersey; (ii) Bylaws of Pruco Life Insurance Company of New Jersey, as amended May 5, 1997 are incorporated herein by reference to Form 10-Q, Registration No. 333-18117-01, filed August 15, 1997 on behalf of Pruco Life Insurance Company of New Jersey.

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

                                     PART II

        23.        None.

        24.        Not Applicable.

        25.        Not Applicable.

        27. Exhibit 27, Financial Data Schedule appended to this form in accordance with EDGAR instructions.

        99.        None.

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


                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  (Registrant)


SIGNATURE                              TITLE                        DATE
---------                              -----                        ----
/s/ ESTHER H. MILNES         President and Director            August 14, 1998
--------------------------
    Esther H. Milnes


/s/ JAMES M. SCHLOMANN       Vice President and Comptroller    August 14, 1998
--------------------------   and Chief Accounting Officer
   James M. Schlomann