Form 10-Q
period 1998-09-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 1998-11-16
CIK 1038509

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 1998

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 16, 1998. Common stock, par value of $5 per share: 400,000 shares outstanding.


================================================================================

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

                          INDEX TO FINANCIAL STATEMENTS

                                                                      PAGE NO.
                                                                      --------

          COVER PAGE                                                     1

          INDEX                                                          2

PART I - FINANCIAL INFORMATION

ITEM 1. (UNAUDITED) FINANCIAL STATEMENTS

          STATEMENTS OF FINANCIAL POSITION -
           SEPTEMBER 30, 1998 AND DECEMBER 31, 1997                      3

          STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME -
           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997       4

          STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY -
           NINE MONTHS ENDED SEPTEMBER 30, 1998 AND
           THE YEAR ENDED DECEMBER 31, 1997                              5

          STATEMENTS OF CASH FLOWS -
           NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997                 6

          NOTES TO FINANCIAL STATEMENTS                                  7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                      9


PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS                                          13

     ITEM 2. CHANGES IN SECURITIES                                      13

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES                            13

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        13

     ITEM 5. OTHER INFORMATION                                          13

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                           13

     SIGNATURE PAGE                                                     15

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY


STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
SEPTEMBER 30, 1998 AND DECEMBER 31, 1997 (IN THOUSANDS)
---------------------------------------------------------------------------------------------


                                                              SEPTEMBER 30,       DECEMBER 31,
                                                                  1998               1997
                                                              -------------       -----------
ASSETS
Fixed maturities
  Available for sale, at fair value
   (amortized cost, 1998: $551,178; 1997: $585,109)            $   564,904        $   592,361
Policy loans                                                       137,374            127,306
Short-term investments                                              85,141             52,464
                                                               -----------        -----------
    Total investments                                              787,419            772,131
Cash                                                                 6,891                  3
Deferred policy acquisition costs                                  104,774            101,625
Accrued investment income                                           12,559             14,075
Other assets                                                         8,174              4,037
Separate Account assets                                          1,272,659          1,110,561
                                                               -----------        -----------
TOTAL ASSETS                                                   $ 2,192,476        $ 2,002,432
                                                               ===========        ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
Policyholders' account balances                                $   409,280        $   402,601
Future policy benefits and other policyholder liabilities           88,657             85,220
Cash collateral for loaned securities                               29,863             33,663
Income taxes payable                                                14,216             16,266
Deferred income tax liability                                       23,197             22,188
Affiliated notes payable                                             7,000                --
Payable to affiliates                                                3,620              4,307
Other liabilities                                                   14,634             13,800
Separate Account liabilities                                     1,264,461          1,108,994
                                                               -----------        -----------
TOTAL LIABILITIES                                                1,854,928          1,687,039
                                                               -----------        -----------
CONTINGENCIES (SEE NOTE 5)
STOCKHOLDER'S EQUITY
Common stock, $5 par value; 400,000 shares, authorized;
  issued and outstanding at September 30, 1998 and
  December 31, 1997                                                  2,000              2,000
Paid-in-capital                                                    125,000            125,000
Retained earnings                                                  203,610            185,437
Accumulated other comprehensive income                               6,938              2,956
                                                               -----------        -----------
TOTAL STOCKHOLDER'S EQUITY                                         337,548            315,393
                                                               -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                     $ 2,192,476        $ 2,002,432
                                                               ===========        ===========




                        SEE NOTES TO FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY


STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (IN THOUSANDS)
--------------------------------------------------------------------------------------------

                                        NINE MONTHS ENDED                THREE MONTHS ENDED
                                          SEPTEMBER 30,                    SEPTEMBER 30,

                                        1998         1997                 1998         1997
                                        -----------------                ------------------
REVENUES

Premiums                              $    599     $    708            $     70     $    318
Policy charges and fee income           39,451       39,846              14,828       13,055
Net investment income                   35,680       34,304              11,584       12,828
Realized investment gains, net           7,176        1,328               5,353          882
Other income                             4,251        3,408               1,586        1,480
                                      ---------------------            ---------------------
TOTAL REVENUES                          87,157       79,594              33,421       28,563
                                      ---------------------            ---------------------

BENEFITS AND EXPENSES

Policyholders' benefits                 19,902       23,133               6,914        7,799
Interest credited to
  policyholders' account balances       14,853       14,371               5,162        4,886
General, administrative and other
  expenses                              24,443       16,451               8,089        4,368
                                      ---------------------            ---------------------

TOTAL BENEFITS AND EXPENSES             59,198       53,955              20,165       17,053
                                      ---------------------            ---------------------
Income from operations
  before income taxes                   27,959       25,639              13,256       11,510
                                      ---------------------            ---------------------
Income taxes
  Current                               10,921        8,974               5,816        3,721
  Deferred                              (1,135)         145              (1,250)         385
                                      ---------------------            ---------------------
Total income taxes                       9,786        9,119               4,566        4,106
                                      ---------------------            ---------------------

NET INCOME                              18,173       16,520               8,690        7,404
                                      ---------------------            ---------------------
  Unrealized gains on securities,
    net of reclassification
    adjustment                           3,982          637               3,900        3,240
                                      ---------------------            ---------------------
COMPREHENSIVE INCOME                  $ 22,155     $ 17,157            $ 12,754     $ 10,644
                                      =====================            =====================




                        SEE NOTES TO FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY


STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)
SEPTEMBER 30, 1998 AND DECEMBER 31, 1997 (IN THOUSANDS)
-------------------------------------------------------------------------------------------------



                                                                       ACCUMULATED
                                                                         OTHER         TOTAL
                                COMMON       PAID-IN-      RETAINED   COMPREHENSIVE STOCKHOLDER'S
                                STOCK        CAPITAL       EARNINGS      INCOME        EQUITY
                               -------      ---------     ---------   ------------- -------------

BALANCE, DECEMBER 31, 1996     $ 2,000      $ 125,000     $ 166,214    $   2,032      $ 295,246

  Net income                      --             --          19,223          --          19,223

  Change in unrealized gains
    on securities, net of
    reclassification
    adjustment                    --             --            --            924            924
                               -------      ---------     ---------     --------      ---------
BALANCE, DECEMBER 31, 1997       2,000        125,000       185,437        2,956        315,393

  Net income                      --             --          18,173         --           18,173

  Change in unrealized gains
    on securities, net of
    reclassification
    adjustment                    --             --            --          3,982          3,982
                               -------      ---------     ---------     --------      ---------
BALANCE, SEPTEMBER 30, 1998    $ 2,000      $ 125,000     $ 203,610     $  6,938      $ 337,548
                               =======      =========     =========     ========      =========





                        SEE NOTES TO FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (IN THOUSANDS)
-----------------------------------------------------------------------------------------------


                                                               1998                    1997
                                                               ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $  18,173               $  16,520
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
  Policy charges and fee income                                (6,329)                 (5,922)
  Interest credited to policyholders' account balances         14,853                  14,371
  Net (increase) decrease in Separate Accounts                 (6,631)                  1,358
  Realized investment gains, net                               (7,176)                 (1,328)
  Amortization and other non-cash items                           132                     940
  Change in:
    Future policy benefits and other policyholders'
      liabilities                                               3,437                   5,977
    Accrued investment income                                   1,516                  (1,492)
    Payable to affiliates                                        (687)                  2,692
    Policy loans                                              (10,068)                (10,213)
    Deferred policy acquisition costs                          (3,149)                   (285)
    Income taxes payable                                       (2,050)                  8,604
    Deferred income tax liability                               1,009                     488
    Other, net                                                 (3,303)                 11,329
                                                            ---------               ---------
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES                   (273)                 43,039
                                                            ---------               ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale/maturity of:
    Fixed maturities:
      Available for sale                                      583,157                 564,841
  Payments for the purchase of:
    Fixed maturities:
      Available for sale                                    $(546,154)              $(561,021)
  Cash collateral for loaned securities, net                   (3,800)                 26,188
  Short-term investments, net                                 (32,673)                (70,745)
                                                            ---------               ---------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES                    530                 (40,737)
                                                            ---------               ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Policyholders' account balances:
    Deposits                                                  240,463                  87,354
    Withdrawals                                              (240,832)                (91,887)
  Proceeds from issuance of affiliated notes payable            7,000                    --
                                                            ---------               ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                  6,631                  (4,533)
                                                            ---------               ---------
  Net increase in Cash                                          6,888                  (2,231)
  Cash, beginning of year                                           3                   3,928
                                                            ---------               ---------
CASH, END OF PERIOD                                         $   6,891               $   1,697
                                                            =========               =========




                        SEE NOTES TO FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY


NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.  BUSINESS

Pruco Life Insurance Company of New Jersey (the Company) is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell individual life insurance, variable life insurance, deferred annuities, and variable annuities (the Contracts) only in the states of New Jersey and New York.

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

The accompanying financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

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

On June 15, 1998, FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement No.
133). Statement No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). Statement No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company is currently evaluating the impact of the adoption of Statement No. 133 on the Company's results of operations and its financial position.

RECLASSIFICATIONS
Certain amounts in the prior years have been reclassified to conform to current year presentations.


3.  INVESTMENTS

FIXED MATURITIES classified as "available for sale" are carried at estimated fair value. The amortized cost of fixed maturities is written down to estimated fair value when the asset is considered impaired and the decline in value is considered to be other than temporary. Unrealized gains and losses on fixed maturities "available for sale", net of income tax, the effect on deferred policy acquisition costs and participating annuity contracts, that would result from the realization of unrealized gains and losses are included in a separate component of equity, "Accumulated other comprehensive income."

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY


NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


3.  INVESTMENTS (CONTINUED)

     The following reconciles the Net unrealized investment gains recorded in Stockholder's equity at September 30, 1998 and December 31, 1997.



                                               SEPTEMBER 30,     DECEMBER 31,
                                                   1998              1997
                                               -------------     ------------
                                                           (000'S)

Fixed maturities - Available for sale:
  Fair Value                                    $ 564,904          $ 592,361
  Amortized cost                                  551,178            585,109
                                                ---------          ---------
           Unrealized investment gains             13,726              7,252

Related adjustments:
  Deferred policy acquisition costs                (3,698)            (3,379)
  Policyholders' account balances                     637                544
  Deferred federal income tax liability            (3,727)            (1,461)
                                                ---------          ---------
                                                   (6,788)            (4,296)
                                                ---------          ---------
       Net unrealized investment gains          $   6,938          $   2,956
                                                =========          =========



4.  RELATED PARTY TRANSACTIONS

In July 1998, the Company established a revolving line of credit facility with Prudential Funding Corporation, a wholly owned subsidiary of Prudential. Notes payable to affiliates includes amounts which mature at various dates throughout 1998 with an interest rate of 5.7%.

Prudential and Pruco Life of New Jersey have an agreement with respect to administrative services for the Prudential Series Fund. The Company invests in the various portfolios of the Series Fund through Separate Accounts. Under this agreement, Prudential pays compensation to Pruco Life of New Jersey in the amount equal to a portion of the gross investment advisory fees paid by the Prudential Series Fund. The Company received from Prudential its allocable share of such compensation in the amount of $4 million and $3 million during 1998 and 1997, respectively, recorded in Other income.


5.  CONTINGENCIES

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

The Company held $2.2 billion in assets at September 30, 1998 compared to $2.0 billion at December 31, 1997, of which $1.3 billion and $1.1 billion were held in Separate Accounts as of September 30, 1998 and December 31, 1997 under variable life insurance policies and variable annuity contracts. The remaining assets were held in the general account for investment primarily in bonds, policy loans and short-term investments.


1.  RESULTS OF OPERATIONS

1998 versus 1997

Net income for the nine months ended September 30, 1998 amounted to $18.2 million, compared to $16.5 million in the nine months ended September 30, 1997.

Separate Account activity was a factor in operating results during the first nine months of 1998. Separate Account assets increased 14.6% as of September 30, 1998, from $1.1 billion as of December 31, 1997 to $1.3 billion. An increase of approximately $208.3 million is due to sales of the Company's variable products and is offset by a $46.2 million reduction as a result of portfolio depreciation. Increased sales primarily relate to the Discovery Select product which was added to the Company's portfolio as of January 1997. Separate Account asset based charges such as mortality and expense charges, administration fees and Separate Account gains are the operating results elements effected by this growth.

Policy charges and fee income decreased $.3 million from $39.8 million for the nine months ended September 30, 1997 to $39.5 million for the nine months ended September 30, 1998. This decrease is attributable to the decline in the number of policies in force in 1998 as compared to 1997 partially offset by increased sales of Discovery Select.

The Company's net investment income for the period ended September 30, 1998 was $35.7 million representing a $1.4 million increase from the period ended September 30, 1997. The increase in net investment income is a result of higher beginning of year portfolio assets partially offset by declining interest rates.

The Company's net realized investment gains for the period ended September 30, 1998 was $7.2 million an increase of $5.9 million compared to the same period ended September 30, 1997. This increase was primarily due to net sales of fixed maturities during a period of declining interest rates. Also contributing to this increase were gains recognized on futures contracts used to hedge the insurance and annuity liabilities.

Other income increased $.9 million from $3.4 million for the nine months ended September 30, 1997 to $4.3 million for the nine months ended September 30, 1998. This is primarily attributable to the increase in investment management fees which are received by the Company for services Prudential provides to The Prudential Series Funds, an underlying investment option of the growing Separate Accounts.

Policyholders' benefits decreased $3.2 million from $23.1 million for the nine months ended September 30, 1997 to $19.9 million for the nine months ended September 30, 1998. This decrease is primarily attributable to favorable experience in the life business.

General, administrative, and other expenses increased $7.9 million from $16.5 million for the nine months ended September 30, 1997 to $24.4 million for the nine months ended September 30, 1998. An exchange program, which allows investors to exchange their current contract for a new Discovery Select policy, has led to an increase in the sales activity of Discovery Select. This increased sales volume resulted in a corresponding increase in expenses. In addition to the increased sales volume, the parent company's allocation methodology for expenses billed to its subsidiaries in 1998 changed, resulting in increased expenses in Pruco Life of New Jersey. Also, a 1997 refinement of estimated gross profit margins also contributed to a decrease in deferred policy acquisition cost amortization for 1997.

2.  LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in-force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding all its cash requirements utilizing cash from operations, normal investment maturities, and anticipated calls and repayments or through short term lending from its affiliate Prudential Funding Corporation (see Related Party Transactions). As of September 30, 1998, the Company's assets included $631 million of cash, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

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


3.  THE YEAR 2000 ISSUE

Pruco Life of New Jersey as an indirect wholly-owned subsidiary of Prudential utilizes many of the same business applications, infrastructure and business partners as Prudential. Prudential has addressed the Year 2000 issue on an enterprise-wide basis. Therefore, is not possible to differentiate Pruco Life of New Jersey's Year 2000 issue from that of Prudential. The accompanying discussion of the Year 2000 issue reflects steps taken by Prudential to mitigate the Year 2000 risks.

Many computer systems are programmed to recognize only the last two digits in a date. As a result, any computer system that has date-sensitive programming may recognize a date using "00" as the year 1900 rather than the year 2000. This problem can affect non-information technology systems that include embedded technology, such as microprocessors included in "infrastructure" equipment used for telecommunications and other services as well as computer systems. If this anomaly is not corrected, the year "00" could cause systems to perform date comparisons and calculations incorrectly which could in turn affect the accuracy and compromise the integrity of business records. Business operations could be interrupted when companies are unable to process transactions, send invoices, or engage in similar normal business activities.

Prudential established a Company-wide Program Office (CPO) to develop and coordinate an operating framework for the Year 2000 compliance activities. Prudential's CPO structured the Year 2000 program into three major components:
Business Applications, Infrastructure and Business Partners. The CPO also established quality assurance procedures including a certification process to monitor and evaluate enterprise-wide progress of each component of Prudential's program for conversion and upgrading of systems for Year 2000 compliance.


Business Applications

The scope of the Business Applications component includes a wide range of computer systems that directly support Prudential's business operations and accounting systems. The entire application portfolio was analyzed in 1996 to determine appropriate Year 2000 readiness strategies (i.e., renovate, replace or retire). Rigorous testing standards have been employed for all applications that will not be retired, including those that are newly developed or purchased. Application replacement and renovation projects follow a similar path toward Year 2000 compliance. The key project phases include Year 2000 analysis and design, programming activities, testing, and implementation. Replacement projects are also tracked until the existing applications are removed from production. Business application projects are grouped by applications undergoing renovations, replacements or retirements. At September 30, 1998, the percentage of business applications (based on application count) in the implementation phase for Year 2000 compliance for renovation, replacement and retirement are 91%, 62% and 87%,respectively. The interim target date for completing renovations and retirements is December 1998, with an overall completion date for Business Applications of June 1999.


Infrastructure

The scope of Prudential's Year 2000 Infrastructure initiatives include mainframe computer system hardware and operating system software, mid-range systems and servers, telecommunications equipment, buildings and facilities systems, personal computers, and vendor hardware and software.

Although there are minor differences among these various components, the approach to Year 2000 readiness for Infrastructure generally involves phases identified as inventory, assessment, remediation activities (e.g., upgrading hardware or software), testing and implementation. The interim target date for completion of infrastructure initiatives is December 1998 with an overall completion date for Infrastructure of June 1999.


Business Partners

Prudential's approach to business partner readiness includes classification of each partner's status as "critical" or "less critical" and the development of contingency plans to address the potential that a business partner could experience a Year 2000 failure. Project phases include inventory, risk assessment, and contingency planning activities. The interim target date for highly critical business partner readiness is December 1998 with an overall completion date for business partner readiness of June 1999.


The Cost of Year 2000 Readiness

Prudential is funding the Year 2000 program from operating cash flows. Some of the expenses of Prudential's Year 2000 readiness are allocated across its various businesses and subsidiaries, including Pruco Life of New Jersey. Expenses related to the Year 2000 initiatives allocated to Pruco Life of New Jersey are part of systems overhead costs and are included in Pruco Life of New Jersey's general and administrative expenses. The Year 2000 costs allocated to Pruco Life of New Jersey to date are not material to its operations and financial condition. Moreover, the forecasted allocated Year 2000 costs are not expected to have a material impact on Pruco Life of New Jersey's ability to meet its contractual commitments.

Year 2000 Risks and Contingency Planning

The major portion of the Prudential's transactions are of such volume that they can only be effectively processed through the use of automated systems. Therefore, substantially all of Prudential's contingency plans include the ultimate resolution of any causative technology failures that may be encountered.

Prudential believes that the Business Application, Infrastructure and Business Partners components of the Year 2000 project are substantially on schedule. While management expects that a small number of the projects slated for completion as of the end of 1998 will not meet this target date, it is anticipated that these projects will be completed mid-1999 so that these delays, if experienced, would not have a significant impact on the timing of the project as a whole. During the course of the Year 2000 program, some discretionary technology projects have been delayed in favor of the completion of Year 2000 projects. However, this impact has been minimized by Prudential's strategic decision to outsource most of the Year 2000 renovation work.

While Prudential and its subsidiaries believe that they are well positioned to mitigate its Year 2000 issue, this issue, by its nature contains inherent uncertainties, including the uncertainty of Year 2000 readiness of third parties. Consequently, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material adverse effect on the Company's results of operations, liquidity or financial condition. In the worst case, it is possible that any technology failure, including an internal or external Year 2000 failure, could have a material impact on the Company's results of operations, liquidity, or financial position.

Prudential is enhancing existing business contingency plans to mitigate Year 2000 risk. Current contingency plans include planned responses to the failure of specific business applications or infrastructure components. These responses are being reviewed and expected to be finalized by June 1999 to ensure that they are workable under the special conditions of a Year 2000 failure. The plans are also being updated to reduce the level of uncertainty about the Year 2000 problem including readiness of Prudential's Business Partners.

The discussion of the Year 2000 Issue herein, and in particular Prudential's plans to remediate this issue and the estimated costs thereof, are forward-looking in nature. See cautionary statement below relating to forward-looking statements.


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

                                                 For the account of the        For the account(s) of the
                                                        Company                    contractholder(s)
                                              ----------------------------     -------------------------
                                               AGGREGATE
                                               OFFERING
                                               PRICE OF
                                                AMOUNT
                                              REGISTERED       AMOUNT SOLD            AMOUNT SOLD
                                              ----------       -----------            -----------
                                                                             (000's)
Flexible Premium Variable Annuity Account *   $ 150,000          $ 16,937               $ 521

Underwriting discounts and commissions **                            (593)
Other expenses ***                                                   (260)
                                                                 --------
     Total                                                           (823)

Net offering proceeds                                            $ 16,084
                                                                 ========

-------------
     * Securities are not issued or sold in predetermined units.

    ** Amount represents estimated commissions paid to affiliated parties.

   *** Amount represents estimated general administrative expenses paid to the parent under service and lease agreement.


ITEM 3 DEFAULTS UPON SENIOR SECURITIES
--------------------------------------

Not Applicable


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
----------------------------------------------------------

At the annual meeting of the stockholders held on June 9, 1998, the sole stockholder of the Company elected the Board of Directors of the Company. The following are the elected Board of Directors: James J. Avery, Jr. (Chairman of the Board); I. Edward Price (Vice Chairman of the Board); William Bethke; Ira J. Kleinman; Esther H. Milnes; and Mendel Melzer.


ITEM 5 OTHER INFORMATION
------------------------

Not Applicable


ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
---------------------------------------

     (a) (1) and (2) financial Statements of registrant and subsidiaries are listed on pages 3-6 hereof and are filed as part of this Report. There have been no 8-K's filed during the third quarter of 1998.

     (a) (3) Exhibits
             --------
     Regulation S-K
     --------------
     2. Not Applicable

                                    PART II



     3. Documents Incorporated by Reference

     (i) The Articles of Incorporation of Pruco Life Insurance Company of New Jersey, as amended February 12, 1998, are incorporated herein by reference to Form 10-Q for the period ended March 31, 1998 and dated May 15, 1998 on behalf of the Pruco Life Insurance Company of New Jersey; (ii) Bylaws of Pruco Life Insurance Company of New Jersey, as amended May 5, 1997 are incorporated herein by reference to Form 10-Q, Registration
     No. 333-18117-01, filed August 15, 1997 on behalf of Pruco Life Insurance Company of New Jersey.

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

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  (Registrant)



SIGNATURE                    TITLE                         DATE
---------                    -----                         ----


/s/ ESTHER H. MILNES         President and Director        November 16, 1998
----------------------
    Esther H. Milnes


/s/ JAMES M. SCHLOMANN       Vice President and            November 16, 1998
----------------------        Comptroller and Chief
    James M. Schlomann        Chief Accounting Officer