Form 10-K
period 1998-12-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 1999-03-19
CIK 1038509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1998

                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 333-18053

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

             (Exact name of Registrant as specified in its charter)


        New Jersey                                               22-2426091
        ----------                                               ----------
     (State or other                                           (IRS Employer
jurisdiction, incorporation                                  Identification No.)
     or organization)


                 213 Washington Street, Newark, New Jersey 07102
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (973) 802-6000
              ----------------------------------------------------
              (Registrant's Telephone Number, including area code)

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 1999. Common stock, par value of $5 per share: 400,000 shares outstanding

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  (Registrant)

                                      INDEX
                                      -----


Item No.                                                                Page No.
--------                                                                --------

Cover Page                                                                    -

Index                                                                         2

                                     PART I

  1.   Business                                                               3

  2.   Properties                                                             3

  3.   Legal Proceedings                                                      3

  4.   Submission of Matters to a Vote of Security Holders                    3

                                   PART II

  5.   Market for Registrant's Common Equity and Related
            Stockholders' Matters                                             4

  6.   Selected Financial Data                                                4

  7.   Management's Discussion and Analysis of Financial Position
            and Results of Operations                                         4

  7a.  Quantitative and Qualitative Disclosures About Market Risk            12

  8.   Financial Statements and Supplementary Data                           15

  9.   Changes in and Disagreements with Independent Accountants on
            Accounting and Financial Disclosure                              15

                                  PART III

  10.  Directors and Executive Officers of the Registrant                    16

  11.  Executive Compensation                                                17

  12.  Security Ownership of Certain Beneficial Owners and Management        17

  13.  Certain Relationships and Related Transactions                        17

                                   PART IV

  14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K       18

       Exhibit Index                                                         18

       Signatures                                                            20

                                     PART 1
                                     ------

Item 1.  Business
------------------

Pruco Life Insurance Company of New Jersey (the Company) is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell individual life insurance, variable life insurance, variable annuities, and fixed annuities (the Contracts) only in the states of New Jersey and New York.

The Company is a wholly owned subsidiary of Pruco Life Insurance  Company (Pruco
Life), a stock life insurance company organized in 1971 under the laws of the state of Arizona. Pruco Life, in turn, is a wholly owned subsidiary of The Prudential Insurance Company of America (Prudential), a mutual insurance company founded in 1875 under the laws of the state of New Jersey. Pruco Life intends to make additional capital contributions to the Company, as needed, to enable it to comply with its reserve requirements and fund expenses in connection with its business. Generally, Pruco Life is under no obligation to make such contributions and its assets do not back the benefits payable under the Contracts.

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products, and individual annuities. There are approximately 1,620 stock, mutual and other types of insurers in the life insurance business in the United States.

Item 2.  Properties
-------------------

Not applicable.

Item 3.  Legal Proceedings
--------------------------

Based on complaints about sales practices engaged in by Prudential, the Company and agents appointed by Prudential and the Company, several actions have been brought against the Company on behalf of those persons who purchased life insurance policies. Prudential has agreed to indemnify the Company for any and all losses resulting from such litigation.

In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

At the annual meeting of the stockholders held on June 9, 1998, Pruco Life, the sole shareholder of the Company, appointed the Board of Directors of the Company. The following are the appointed Board of Directors:

         James J. Avery, Jr.
         William M. Bethke
         Ira J. Kleinman
         Mendel A. Melzer
         Esther H. Milnes
         I. Edward Price

                                     PART II
                                     -------

Item 5. Market for the  Registrant's  Common  Equity and  Related  Stockholders'
--------------------------------------------------------------------------------
Matters
-------

The Company is a wholly-owned subsidiary of Pruco Life. There is no public market for the Company's common stock.


Item 6.  Selected Financial Data
--------------------------------

                                                  Pruco Life Insurance Company of New Jersey
                                                         For the Years Ended December 31,
                                      -------------------------------------------------------------------
                                                                 (In Thousands)

                                          1998          1997          1996          1995          1994
                                      -----------   -----------   -----------   -----------   -----------
Revenues
    Premiums and other revenue        $    63,347   $    62,773   $    63,963   $    64,457   $    60,091
    Realized investment gains, net          8,446         1,707         1,221         3,592        (8,310)
    Net investment income                  47,032        46,324        43,784        43,530        42,357
                                      -------------------------------------------------------------------

Total revenues                            118,825       110,804       108,968       111,579        94,138

Benefits and expenses
    Current and future benefits and
      claims                               47,327        53,371        48,722        47,695        44,939
    Other expenses                         22,105        27,236        12,848        21,881        23,716
                                      -------------------------------------------------------------------

Total benefits and expenses                69,432        80,607        61,570        69,576        68,655
                                      -------------------------------------------------------------------

Income before income tax provision         49,393        30,197        47,398        42,003        25,483

Income tax provision                       17,570        10,974        15,611        15,002         9,483
                                      -------------------------------------------------------------------

Net income                            $    31,823   $    19,223   $    31,787   $    27,001   $    16,000
                                      ===================================================================

Total assets at period end            $ 2,411,157   $ 2,002,432   $ 1,695,616   $ 1,558,282   $ 1,424,886
                                      ===================================================================

Seperate Account liabilities          $ 1,450,986   $ 1,108,994   $   880,065   $   787,566   $   639,928
                                      ===================================================================


Item 7. Management's  Discussion and Analysis of Financial  Position and Results
--------------------------------------------------------------------------------
of Operations.
--------------

The following analysis should be read in conjunction with the Notes to Financial Statements.

The Company markets individual life insurance, variable life insurance, variable annuities, and fixed annuities through Prudential's sales force in New Jersey and New York.

The Company markets its products in the life insurance and annuity sectors of the insurance industry. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressures as the legal barriers which have historically segregated the markets of the financial services industry are being challenged through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds, that are positioned to deliver competing investment products through large, stable distribution channels.

The Company had $2.4 billion in assets at December 31, 1998 compared to $2.0 billion at December 31, 1997, of which $1.5 billion and $1.1 billion were held in Separate Accounts in 1998 and 1997, respectively under variable life insurance policies and variable annuity contracts. The remaining assets consisted primarily of general account investments in bonds, policy loans, and short-term investments.

1.   Results of Operations

Net income for the year ended December 31, 1998 was $31.8 million, an increase of $12.6 million or 66% from $19.2 million earned in the year ended December 31, 1997. Net income for the year ended December 31, 1996 was $31.8 million.

(a) 1998 versus 1997

Total insurance revenues, consisting of premiums and policy charges and fee income increased $.1 million for the year ended December 31, 1998 to $57.6 million from $57.5 million for the year ended December 31, 1997. This increase in insurance revenues is primarily attributable to an increase in sales of Discovery Select, a variable annuity retirement type product. This has proven to be a successful product of the Company's portfolio since its introduction in January 1997. However, these gains were offset by a decline in the number of traditional life insurance policies in force in 1998 compared to 1997.

The Company's net investment income increased $.7 million for the year ended December 31, 1998 to $47.0 million from $46.3 million for the year ended December 31, 1997. Realized investment gains, net, increased $6.7 million for the year ended December 31, 1998 to $8.4 million from $1.7 million for the year ended December 31, 1997. Please refer to the section below titled "Investment Portfolio and Investment Strategies" for a discussion of investment income and net unrealized investment gains by asset type.

Other income increased $.5 million for the year ended December 31, 1998 to $5.8 million from $5.3 million for the year ended December 31, 1997. The portfolio of mutual fund investments related to the Company's Separate Account products are known as The Prudential Series Fund. The Company receives an allocated portion of investment management fees that Prudential earns from the Prudential Series Fund and records these fees in "Other income."

Policyholders' benefits decreased $5.7 million for the year ended December 31, 1998 to $28.3 million from $34.0 million for the year ended December 31, 1997. This decrease is attributable to a favorable change in reserves due to better than expected mortality experiences.

Interest credited to policyholders' account balances decreased by $.4 million for the year ended December 31, 1998 to $19.0 million from $19.4 million for the year ended December 31, 1997. This decrease is primarily attributable to a decrease in interest crediting rates, partially offset by increased interest credited to policy loans as well as increased fund values due to new sales of Separate Account products.

Other operating costs and expenses decreased $5.1 million for the year ended December 31, 1998 to $22.1 million compared to $27.2 million for the year ended December 31, 1997. This decrease is primarily attributable to refinements in the DAC amortization model leading to comparably lower 1998 expenses. Offsetting this decrease was an increase in sales volume of Discovery Select which resulted in a corresponding increase in expenses. In addition to the increased sales volume, the Parent company's expense allocation methodology changed in 1998, resulting in increased expenses allocated to the Company.

Investment Portfolio and Investment Strategies

The Company's investment portfolio supports its insurance and annuity liabilities and other obligations to customers for which it assumes investment related risks. The portfolio was comprised of total investments amounting to $816.2 million at December 31, 1998, versus $772.1 million at December 31, 1997. A diversified portfolio of publicly traded bonds, private placement investments and short term investments is managed under strategies intended to maintain optimal asset mix consistent with current and anticipated cash flow requirements of the related obligations.

The asset management strategy for the portfolio is set in accordance with an investment policy statement developed and coordinated within the Company by the Portfolio Management Group, agreed to by senior management, and approved by the Board of Directors. In managing the investment portfolio, the long term objective is to generate favorable investment results through asset-liability management, strategic and tactical asset allocation and asset manager selection. Asset mix strategies are constrained by the need to match asset structure to product liabilities, considering the underlying income and return characteristics of investment alternatives and seeking to closely approximate the interest rate sensitivity of the asset portfolio with the estimated interest rate sensitivity of the product liabilities. Asset mix strategies also include maintenance of broad diversification across asset classes, issuers and sectors; effective utilization of capital while maintaining liquidity believed to be adequate to satisfy cash flow requirements; and achievement of competitive performance. The major categories of invested assets, quality across the portfolio, and recent activities to manage the portfolio are discussed below.

Fixed Maturities

The fixed maturity portfolio is diversified across maturities, sectors and issuers. The Company has classified all securities as "available for sale". Fixed maturities totaled $622.9 million, an increase of $30.6 million compared to December 31, 1997. The increase is primarily attributable to a higher beginning of year asset base.

                                               1998                                        1997
                              --------------------------------------      ----------------------------------------
                                                              Net                                          Net
                              Amortized     Estimated     Unrealized      Amortized      Estimated      Unrealized
                                Cost        Fair Value       Gains           Cost        Fair Value       Gains
                              ---------     ----------    ----------      ---------      ----------     ----------
                                                             (In Thousands)
Fixed maturities -
     available for sale
Publicly traded               $537,339       $541,874       $  4,535       $575,110       $582,315       $  7,205
Privately traded                80,419         81,116            697          9,999         10,046             47
                              --------       --------       --------       --------       --------       --------
Total                         $617,758       $622,990       $  5,232       $585,109       $592,361       $  7,252
                              ========       ========       ========       ========       ========       ========


At December 31, 1998, the net unrealized capital gains on the fixed maturity portfolio totaled $5.2 million compared to $7.3 million at December 31, 1997. The decrease is primarily due to the effect of a higher level of sales activity, offset in part by the effect of lower interest rates.

At December 31, 1998, the Company's holdings of private placement fixed maturities totaled $81.1 million and constituted 13% of total fixed maturities compared to $10.0 million representing 2% in 1997. These investments generally offer higher yields than comparable quality public market securities, increase the diversification of the portfolio, and contain tighter covenant protection than public securities.

Gross investment income was relatively unchanged from year to year, despite the increase in the average size of the fixed maturity portfolio from 1997 to 1998. Realized gains increased by $4.7 million from 1997 primarily due to the sale of fixed maturities during a period of declining interest rates. The table below presents a summary of investment results from fixed maturity investments.


                                                   Year Ended December 31,
                                                  1998               1997
                                                 -------           -------
                                                       (In Thousands)

     Gross investment income                     $39,478           $37,563

     Yield (1)                                      6.94%             6.97%

     Realized capital gains                      $ 6,360           $ 1,707

(1) Yields are determined by dividing gross investment income by the average of quarter-end asset carrying values, excluding unrealized gains and losses, less one-half of gross investment income.

Credit Quality

The following table describes the credit quality of the fixed maturity portfolio, based on ratings assigned by the National Association of Insurance Commissioners ("NAIC") or Standard & Poor's Corporation, an independent rating agency :

                                        December 31, 1998                                      December 31, 1997
                          -----------------------------------------------       -----------------------------------------------
          Standard &      Amortized                  Estimated                  Amortized                  Estimated
NAIC        Poor's          Cost           %         Fair Value       %            Cost          %         Fair Value       %
----    ---------------   ---------       ----       ----------      ----       ---------       ----       ----------      ----
                                                                     (In Thousands)
1       AAA to AA-         $303,209       49.1%       $306,693       49.2%       $310,409       53.0%       $313,746       53.0%
2       BBB+ to BBB-        286,640       46.4         287,888       46.2         254,084       43.4         257,024       43.4
3       BB+ to BB-           27,134        4.4          27,692        4.5          20,616        3.6          21,591        3.6
4       B+ to B-                704        0.1             638        0.1              --         --              --         --
5       CCC or lower             71         --              79         --              --         --              --         --
6       In or near default       --         --              --         --              --         --              --         --
                           --------                   --------                   --------                   --------
Total                      $617,758                   $622,990                   $585,109                   $592,361
                           ========                   ========                   ========                   ========

The fixed maturity portfolio consists largely of investment grade assets (rated "1" or "2" by the NAIC), with such investments accounting for 95% and 96% of the portfolio at December 31, 1998 and 1997, respectively, based on fair value.

The Company continually reviews fixed maturities and identifies potential problem assets which require additional monitoring. The Company defines "problem" fixed maturities as those for which principal and/or interest payments are in default. The Company defines "potential problem" fixed maturities as assets which are believed to present default risk associated with future debt service obligations and therefore require more active management. Management has identified no fixed maturity investments as problem or potential problem asset at December 31, 1998 and 1997.

Portfolio Diversity

The fixed maturity portfolio is broadly diversified by type and industry of issuer. The greatest industry concentrations within the public portfolio were finance, manufacturing, and utilities. While the greatest concentration within the private portfolio was asset backed securities. The total portfolio is summarized below by issuer category:

                                         December 31, 1998              December 31, 1997
                                     ------------------------      -------------------------
                                     Amortized     Estimated        Amortized     Estimated
                                       Cost        Fair Value        Cost         Fair Value
                                     ---------     ----------      ---------      ----------
                                                        (In Thousands)
United States government
    securities and obligations       $ 51,663       $ 51,605       $ 42,885       $ 43,222
Mortgage backed securities              1,507          1,505          2,039          2,036
Asset backed secrutities (1)           78,396         79,075          5,076          5,070
Manufacturing                          95,713         96,369         92,805         94,041
Utilities                             101,287        102,487         87,416         88,996
Retail and wholesale                    9,992          9,834              0              0
Finance                               120,084        121,470        221,624        223,900
Services                               78,586         78,727         54,075         54,494
Transportation                         49,695         50,331         40,856         41,717
Other                                  30,835         31,587         38,333         38,885
                                     --------       --------       --------       --------
Total                                $617,758       $622,990       $585,109       $592,361
                                     ========       ========       ========       ========


(1) The asset backed securities are primarily backed by credit card receivables, home equity loans, trade receivables and auto loans.

Short-Term Investments

Short-term investments include highly liquid debt instruments such as commercial paper and are purchased with an original maturity of twelve months or less. These securities are carried at amortized cost, which approximates fair value. As of December 31, 1998, the Company's short-term investments totaled $53.8 million versus $52.5 million at December 31, 1997. While assets and income are relatively unchanged, the short-term yield decreased 210 basis points primarily due to lower average interest rates in 1998 compared to 1997. The table below presents summary data with respect to the Company's short-term investment positions:


                                                    Year Ended December 31,
                                                    1998             1997
                                                   -------         -------
                                                       (In Thousands)

     Carrying amount at end of period              $53,761         $52,464

     Net investment income                           3,502           3,023

     Yield (1)                                        5.38%           7.48%

(1) Yields are determined by dividing net investment income by the average of quarter-end asset carrying values, less one-half of net investment income.


(b) 1997 versus 1996

Total insurance revenues, consisting of premiums and policy charges and fee income, decreased $2.4 million for the year ended December 31, 1997 to $57.5 million from $59.9 million for the year ended December 31, 1996. This decrease in insurance revenues is primarily attributable to a decrease of $2.2 million in policy charges and fee income. This is a result of an aging book of business along with an increased emphasis in the domestic market place on retirement type products rather than life insurance protection products.

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

Other income increased $1.3 million for the year ended December 31, 1997 to $5.3 million from $4.0 million for the year ended December 31, 1996. This increase is due a higher level of advisory fees attributable to the Discovery Preferred and Discovery Select Separate Account products.

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

2.   Liquidity and Capital Resources

The Company's liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in-force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding all its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments or through short term lending from its affiliate Prudential Funding Corporation (see Item 13 Certain Relationships & Related Transactions). As of December 31, 1998, the Company's assets included $567.5 million of cash, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

In order to continue to market life insurance and annuity products, the Company must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. Statutory accounting practices differ from generally accepted accounting principles ("GAAP") in two major respects. First, under statutory accounting practices, the acquisition costs of new business are charged to expense, while under GAAP they are initially deferred and amortized over a period of time. Second, under statutory accounting practices, the required additions to statutory reserves for new business in some cases may initially exceed the statutory revenues attributable to such business. These practices result in a reduction of statutory income and surplus at the time of recording new business.

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

The Company considers RBC implications in its asset/liability management strategies. Each year, the Company conducts a thorough review of the adequecy of statutory insurance reserves and other actuarial liabilities. The review is performed  to ensure  that the  Company's  statutory  reserves  are  computed in accordance with accepted actuarial standards, reflect all contractual obligations, meet the requirements of state laws and regulations and include adequate provisions for any other actuarial liabilities that need to be established. All significant reserve changes are reviewed by the Board of Directors and are subject to approval by the New Jersey Department of Banking and Insurance. The Company believes that its statutory capital is adequate for its currently anticipated levels of risk as measured by regulatory guidelines.

The National Association of Insurance Commissioners recently approved a series of codified statutory accounting standards for consideration by the various state regulators. Certain of the proposed standards, if adopted by insurance regulatory authorities, could have an impact on the measurement of statutory capital which, in turn, could affect RBC ratios of insurance companies. If adopted, implementation could commence with 1999 statutory financial statements. At the present time, the Company cannot estimate the potential impact of these proposed standards on its RBC position.

3.   Regulatory Environment

The Company is subject to the laws of the State of New Jersey as governing insurance companies and to the regulations of the New Jersey Department of Banking & Insurance (the "Insurance Department"). A detailed financial statement in the prescribed form (the "Annual Statement") is filed with the Insurance Department each year covering the Company's operations for the preceding year and its financial position as of the end of that year. Regulation by the Insurance Department includes periodic examination to verify the accuracy of contract liabilities and reserves. The Company's books and accounts are subject to review by the Insurance Department at all times. A full examination of the Company's operations is conducted periodically by the Insurance Department and under the auspices of the NAIC.

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


4.   The Year 2000 Issue

Pruco Life of New Jersey utilizes many of the same business applications, infrastructure and business partners as Prudential. Prudential has addressed the Year 2000 issue on an enterprise-wide basis. Therefore, it is not possible to differentiate Pruco Life of New Jersey's Year 2000 issue from that of Prudential. The accompanying discussion of the Year 2000 issue reflects steps taken by Prudential to mitigate the Year 2000 risks.

Many computer systems are programmed to recognize only the last two digits in a date. As a result, any computer system that has date-sensitive programming may recognize a date using "00" as the year 1900 rather than the year 2000. This problem can affect non-information technology systems that include embedded technology, such as microprocessors included in "infrastructure" equipment used for telecommunications and other services as well as computer systems. If this anomaly is not corrected, the year "00" could cause systems to perform date comparisons and calculations incorrectly, which could in turn affect the accuracy and compromise the integrity of business records. Business operations could be interrupted when companies are unable to process transactions, send invoices, or engage in similar normal business activities.

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

Of Prudential's total application portfolio, approximately 70% of the applications are being renovated, 13% are being replaced by Year 2000 compliant systems, and the remaining 17% are being retired from production. At December 31, 1998, the percentage of business applications (based on application count) at Prudential in the implementation phase for Year 2000 compliance for renovation, replacement and retirement are 99%, 96% and 99%,respectively. The overall completion date for Business Applications is June 1999.

Infrastructure

The scope of Prudential's Year 2000 Infrastructure initiatives include mainframe computer system hardware and operating system software, mid-range systems and servers, telecommunications equipment, buildings and facilities systems, personal computers, and vendor hardware and software.

Although there are minor differences among these various components, the approach to Year 2000 readiness for Infrastructure generally involves phases identified as inventory, assessment, remediation activities (e.g., upgrading hardware or software), testing and implementation. The overall completion date for Infrastructure is June 1999.

Business Partners

Prudential's approach to business partner readiness includes classification of each partner's status as "highly critical" or "less critical" and the development of contingency plans to address the potential that a business partner could experience a Year 2000 failure. Approximately 30% of Prudential's business partners have been identified as highly critical and the remaining 70% as less critical. Project phases include inventory, risk assessment, and contingency planning activities. All project phases for highly critical business partner readiness were achieved in December 1998; Prudentail has an overall completion date for less critical business partner readiness of June 1999.

The Cost of Year 2000 Readiness

Prudential is funding the Year 2000 program from operating cash flows. Some of the expenses of Prudential's Year 2000 readiness are allocated across its various businesses and subsidiaries, including Pruco Life of New Jersey. Expenses related to the Year 2000 initiatives allocated to Pruco Life of New Jersey are part of systems overhead costs to date and are included in Pruco Life of New Jersey's general and administrative expenses. The Year 2000 costs allocated to Pruco Life of New Jersey to date are not material to its operations and financial position. Moreover, the forecasted allocated Year 2000 costs are not expected to have a material impact on Pruco Life of New Jersey's ability to meet its contractual commitments.

Year 2000 Risks and Contingency Planning

The major portion of the Prudential's transactions are of such volume that they can only be effectively processed through the use of automated systems. Therefore, substantially all of Prudential's contingency plans include the ultimate resolution of any causative technology failures that may be encountered.

Prudential believes that the Business Application, Infrastructure and Business Partners components of the Year 2000 project are substantially on schedule. While management expects a small number of the projects may not meet their targeted completion date, it is anticipated that these projects will be completed by September 1999 so that any delays, if experienced, would not have a significant impact on the timing of the project as a whole. During the course of the Year 2000 program, some discretionary technology projects have been delayed in favor of the completion of Year 2000 projects. However, this impact has been minimized by Prudential's strategic decision to outsource most of the Year 2000 renovation work.

While Prudential and its subsidiaries believe that they are well positioned to mitigate its Year 2000 issue, this issue, by its nature, contains inherent uncertainties, including the uncertainty of Year 2000 readiness of third parties. Consequently, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material adverse effect on the Company's results of operations, liquidity or financial position. In the worst case, it is possible that any technology failure, including an internal or external Year 2000 failure, could have a material impact on the Company's results of operations, liquidity, or financial position.

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

5.   Effective New Accounting Pronouncements

Refer to Note 2, "Summary of Significant Accounting Policies," of the Notes to Financial Statements.

6.   Information Concerning Forward-Looking Statements

Certain of the statements contained in Management's Discussion and Analysis may be considered forward-looking statements. Words such as "expects," "believes," "anticipates," "intends," "plans," or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. There are certain important factors that could cause actual results to differ materially from estimates or expectations reflected in such forward-looking statements including without limitation, changes in general economic conditions, including the performance of financial markets and interest rates; market acceptance of new products and distribution channels; competitive, regulatory or tax changes that affect the cost or demand for the Company's products; and adverse litigation results. While the Company reassesses material trends and uncertainties affecting its financial position and results of
operations,   it  does  not   intend  to  review   or  revise   any   particular
forward-looking statement referenced in this Management's Discussion and Analysis in light of future events. The information referred to above should be considered by readers when reviewing any forward-looking statements contained in this Management's Discussion and Analysis.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

As an indirect subsidiary of Prudential, the Company benefits from the risk management strategies implemented by its parent.

Risk management includes the identification and measurement of various forms of risk, establishment of acceptable risk thresholds, and creation of processes intended to maintain risks within these thresholds while maximizing returns. Prudential considers risk management an integral part of its core businesses.

The risks inherent in the Company's operations include market risk, product risk, credit risk, concentration risk, liquidity risk, and operating risk. These risk categories, and the Company's strategies relative to each, are discussed below.

The Company's risk monitoring processes include preparation and review of risk reports on a regular basis, with frequency based on the purpose of the report. For example, reports associated with specific strategies or assets are produced daily, while portfolio level reports are typically semi-monthly or monthly and high level reports are produced quarterly.

Market risk is the risk of change in the value of financial instruments as a result of changes in interest rates, currency exchange rates, equity and commodity prices. To varying degrees, the investment activities supporting all of the Company's products and services generate market risks. These products and services include life insurance and annuities. Market risks incurred and the strategies for managing these risks vary by product.

Insurance products and annuities, incur market risk primarily in the form of interest rate risk. This is controlled through asset/liability management strategies that seek to match the interest rate sensitivity of the assets to that of the underlying liabilities, with the objective of insulating the portfolio's underlying capital from market value changes due to interest rate movements. If perfectly matched, interest rate movements will generate asset market value changes that offset changes in the value of the liabilities relating to the underlying insurance products.

For fee-based products, including variable contracts and separate accounts, investment risk is borne primarily by the contractholders rather than the Company (subject to any minimum guarantees). The greatest market-related risk to the Company for these products is the indirect one that, in the event of sub-par performance, asset based fee revenues could decline and that competitive factors could impede the Company's ability to maintain or grow assets under management. However, since this is primarily an operating risk it is not quantified as part of the Company's analysis of market risk.

The Company's exposure to market risk results from "other than trading" activities in its insurance businesses. Market risks in the Company's insurance business are managed through an investment process that incorporates asset/liability management techniques and other risk management policies and limits. Derivatives, as discussed further below, are used for hedging purposes in the asset/liability management process.

Insurance Asset/Liability Management

Interest rate and equity exposures are maintained within established ranges, which are subject to adjustment based on market conditions and the design of related insurance products sold to customers. Risk managers, independent of portfolio and asset managers, establish investment risk limits on asset/liability management and oversee ongoing efforts to manage risk within policy constraints.

The Company uses duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in yield, recognizing that the price of a bond is usually expected to fall at a slower rate as yield increases.

While duration and convexity are useful indicators of asset price sensitivity to interest rate changes, pricing models used in the portfolio management process also consider the effects of optionality. This entails a variety of option pricing model applications.

The Company also performs portfolio stress testing as part of its regulatory cash flow testing in which interest-sensitive assumptions (such as asset calls and prepayments and insurance product contract persistency) are evaluated under various severe interest rate environments. Any shortfalls revealed by cash flow testing are evaluated to determine whether there is a need to increase reserves or adjust portfolio management strategies.

Interest Rate Related Market Risk on Assets

Assets with interest rate risk include fixed maturities and policy loans which, in the aggregate, comprise 85% of the Company's invested assets (excluding assets held in Separate Accounts) as of December 31, 1998.

Interest Rate Related Market Risk on Liabilities

In addition to insurance reserves, which are not measured by the sensitivity analysis below, the Company has policyholder account balances relating to interest-sensitive life and annuity contracts through which it is exposed to interest rate risk.

Interest Rate Sensitivity

Interest rate sensitivity for the indicated classes of financial assets and financial liabilities is assessed using hypothetical test scenarios which assume both upward and downward 100 basis point parallel shifts in the yield curve from prevailing interest rates at December 31, 1998. The following table summarizes the potential loss in fair value associated with a hypothetical 100 basis point upward parallel shift in the yield curve from prevailing interest rates at December 31, 1998. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested. The test scenario is for illustrative purposes only and is not intended to reflect management's expectations regarding future interest rates or performance of fixed income markets.

In addition, this presentation includes only assets, liabilities and derivatives required by the Rules and does not include $90 million of insurance liabilities. Management includes the interest rate sensitivities implicit in these insurance liabilities in its internal measurements and believes these insurance liabilities substantially offset the interest rate risk summarized in the following table.

                                                      December 31, 1998
                                            ------------------------------------
                                                     Fair Value
                                                     After + 100
                                                     Basis Point    Hypothetical
                                            Fair     Yield Curve     Change in
                                            Value       Shift        Fair Value
                                            ------   -----------    ------------
                                                (Amounts in Millions)
     Financial Assets and Liabilities
     with Interest Rate Risk:

     Financial Assets:

     Fixed maturities:
          Available for sale                  623         601            (22)
     Policy loans                             147         138             (9)

     Financial Liabilities:
          Policyholders' account balances    (415)       (418)            (3)
                                                                      ------
     Total estimated potential loss                                      (34)
                                                                      ======

The estimated changes in fair values of financial assets shown above relate to assets invested in support of the Company's insurance liabilities, and do not include assets associated with products for which investment risk is borne primarily by the contractholders rather than the Company.

Product Risk is the risk of adverse results due to deviation of experience from expected levels reflected in pricing. The Company, in its insurance and annuity operations, sells traditional and interest sensitive individual insurance products and annuity products. Products are priced to reflect the expected levels of risk and to allow a margin for adverse deviation. The level of margin varies with product design and pricing strategy with respect to the targeted market. The Company seeks to maintain underwriting standards so that premium charged is consistent with risk assumed on an overall basis. Additionally, most of the Company's policies and contracts allow the Company to adjust credits (via interest crediting rates) and/or charges (in contracts where elements such as mortality and expense charges are not guaranteed), allowing the Company to respond to changes in actuarial experience. The competitive environment is also an important element in determining pricing elements including premiums, crediting rates and non-guaranteed charges.

Mortality risks, generally inherent in the Company's products, are incorporated in pricing based on the Company's experience (if available and relevant) and/or industry experience. Mortality studies are performed periodically to compare the actual incidence of death claims in relation to business in force, to levels assumed in pricing and to industry experience. Persistency risk represents the risk that the pattern of policy surrenders will deviate from assumed levels so that policies do not remain in force long enough to allow the Company to recover its acquisition costs. Certain products are designed, by use of surrender charges and other features, to discourage early surrenders and thus mitigate this risk to the Company. Periodic studies are performed to compare actual surrender experience to pricing assumptions and industry experience.

For fee-based products in which investment risk is borne by the client, the Company retains the risk that fees charged may not adequately cover administrative expenses. The ability to earn a spread between these fees and the associated costs is dependent upon the competitive environment, product performance, the ability to attract clients and assets, and the Company's control of expense levels.

Credit Risk is the risk that counterparties or issuers may default or fail to fully honor contractual obligations and is inherent in investment portfolio asset positions including corporate bonds and mortgages, private placements and other lending-type products, certain derivative transactions, and various investment operations functions.

Limits of exposure by counterparty, country and industry are in place at the portfolio level, and counterparty concentration risk is also reviewed at the enterprise level. Credit concentration risks are limited based on credit quality, and enterprise-level concentrations are reviewed on a quarterly basis. Business group credit analysis units evaluate creditworthiness of counterparties and assign internal credit ratings based on data from independent rating agencies and their own fundamental analysis. Additionally, stress tests and sensitivity analysis are utilized to estimate the exposure to credit losses from unusual events.

Liquidity Risk is the risk that the Company will be unable to liquidate positions at a reasonable price in order to meet cash flow requirements under various scenarios. As indicated above, the Company's asset/liability management strategies seek to maintain asset positions that are consistent with the expected cash flow demands associated with its liabilities under various possible situations. Liquidity policies are formally managed at the enterprise level, using various comparisons of asset liquidity to potential liability outflows. The Company believes that the comparison of its general account net liquidity to individual policy net cash surrender value is key to the periodic evaluation of its ability to meet policyholder claim requirements, and stress tests are utilized to measure the expected liquidity situation under hypothetical unusual events. The Company believes that its liquidity position is more than adequate to meet the expected cash flow demands associated with its liabilities under reasonably possible stress situations.

Operating Risk is the risk of potential loss from internal or external events such as mismanagement, fraud, systems breakdowns, business interruption, or failure to satisfy legal or fiduciary responsibilities. All financial institutions, including the Company, are exposed to the risk of unauthorized activities by employees that are contrary to the internal controls designed to manage such risks. Legal risk may arise from inadequate control over contract documentation, marketing processes, or other operations. Internal controls responsive to regulatory, legal, credit, asset stewardship and other concerns are established at the business unit level for specific lines of business and at the enterprise level for company-wide processes. Controls are monitored by business unit management, internal and external auditors, and by an enterprise level Management Internal Control unit, and in certain instances, are subject to regulatory review.

Following recent revelations and negative publicity surrounding the issue of sales practices, the Company has implemented a strategy to emphasize ethical conduct in the recruitment and training of agents and in the sales process. Prudential has also strengthened controls including the establishment of a client acquisition program, in conjunction with the underwriting process, intended to ascertain the appropriateness of insurance coverages sold and mitigate the risk of inappropriate policy replacement activity.

Another aspect of operating risk relates to the Company's ability to conduct transactions electronically and to gather, process, and disseminate information and maintain data integrity and uninterrupted operations given the possibility of unexpected or unusual events. The Company is implementing a business continuation initiative to address these concerns. Considerations relative to the potential impact of the Year 2000 on computer operations, infrastructural support, and other matters are discussed above.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

Information required with respect to this Item 8 regarding Financial Statements and Supplementary Data is set forth commencing on page F-3 hereof. See Index to Financial Statements elsewhere in this Annual Report.

Item 9. Changes in and Disagreements with Independent  Accountants on Accounting
--------------------------------------------------------------------------------
and Financial Disclosure
------------------------

Not applicable.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Name                                    Position                                         Age
----                                    --------                                         ---
James J. Avery, Jr.       Chairman of the Board and Director                             47

I. Edward Price           Vice Chairman of the Board and Director                        56

Esther H. Milnes          President and Director                                         48

James Drozanowski         Senior Vice President                                          56

Frank Marino              Senior Vice President                                          54

Edward A. Minogue         Senior Vice President                                          56

Hwei-Chung Shao           Senior Vice President and Chief Actuary                        44

Dennis G. Sullivan        Principal Financial Officer and Chief Accounting Officer       43

David A. Nachman          Vice President and Comptroller                                 51

Imants Saksons            Vice President                                                 48

William M. Bethke         Director                                                       51

Ira J. Kleinman           Director                                                       51

Mendel A. Melzer          Director                                                       38


James J. Avery, Jr., age 47 was elected Chairman of the Board of Directors of the Company on June 27, 1997. Mr. Avery joined the Prudential Insurance Company of America in 1988 and has served as the Senior Vice President, CFO and Chief Actuary for the Prudential Individual Insurance Group since 1997.

I. Edward Price, age 56, has been Senior Vice President and Actuary of Prudential Individual Insurance since 1995. From 1994 to 1995, he was Chief Executive Officer of Prudential International Insurance. From 1993 to 1994 he was President of Prudential International Insurance. Prior to 1993, he was Senior Vice President and Company Actuary of Prudential.

Esther H. Milnes, age 48, has been Vice President and Actuary of Prudential Individual Insurance Group since 1996. From 1993 to 1995, she was Senior Vice President and Chief Actuary of Prudential Insurance and Financial Services. Prior to 1993, she was Vice President and Associate Actuary of Prudential.

James C. Drozanowski, age 56, has been Vice President and Operations Executive, Prudential Individual Insurance Group since 1996. From 1995 to 1996, he was President and Chief Executive Officer of Chase Manhattan Bank, and from 1993 to 1995, he was Vice President, North America Customer Services, Chase Manhattan Bank. Prior to 1993, he was Operations Executive, Global Securities Services, Chase Manhattan Bank.

Frank P. Marino, age 54, has been Vice President, Policyowner Relations Department, Prudential Individual Insurance Group since 1996. Prior to 1996 he was Senior Vice President, Prudential Mutual Fund Services.

Edward A. Minogue, age 56, was elected a Senior Vice President of the Company on September 1, 1997. Mr. Minogue has been a Vice President of the Prudential Insurance Company of America since July, 1997. Prior to 1997, Mr. Minogue was a director of Merrill Lynch, Pierce & Smith, Inc.

Hwei-Chung Shao, age 44, has been Vice President and Associate Actuary, Prudential.

Dennis G. Sullivan, age, 43, was elected Principal Financial Officer and Chief Accounting Officer of the Company in March, 1999. Mr. Sullivan has been Vice President and Deputy Controller of Prudential since November 1998. Prior thereto, from January 1998, Mr. Sullivan was Vice President and Controller of ContiFinancial Corporation. From 1997 to 1998, Mr. Sullivan was Deputy Corporate Controller of Salomon Brothers Inc.. Prior to 1997, he was a director at Salomon Brothers, Inc..

David A. Nachman, age 51, was elected Vice President and Comptroller of the Company in March, 1999. Mr. Nachman joined the Prudential Insurance Company of America in 1973 and has served as Vice President, Accounting of The Prudential since 1992.

Imants Saksons, age 48, was elected Vice President, Compliance, Prudential Individual Financial Services in September, 1998. Prior to 1998, he was Vice President, Market Conduct, U.S. Operations, Manulife Financial.

William M. Bethke, age 51, has been President, Prudential Capital Markets Group since 1992.

Ira J. Kleinman, age 51, has been Chief Marketing and Product Development Officer of Prudential Individual Insurance Group since 1995. From 1993 to 1995, he was President of Prudential Select. From 1992 to 1993, he was Senior Vice President of Prudential. Prior to 1992, he was Vice President of Prudential.

Mendel A. Melzer, age 38, has been Chief Investment Officer, Mutual Funds and Annuities, Prudential Investments since 1996; 1995 to 1996: Chief Financial Officer of the Money Management Group of Prudential; 1993 to 1995: Senior Vice President and Chief Financial Officer of Prudential Preferred Financial Services; Prior to 1993: Managing Director, Prudential Investment Corporation.

Item 11. Executive Compensation
-------------------------------

The following table shows the 1998 annual compensation, paid by Prudential, to each named executive for services provided to the Company. The amounts have been determined based on each individual's time devoted to the duties as an executive of the Company.

    Name and Principal                                                                   Other Annual
        Position                  Year            Salary                Bonus            Compensation
----------------------------    --------     ----------------     ----------------     ----------------
Esther H. Milnes                 1998                 $6,231               $7,894               $    0
President                        1997                  5,598                6,419                    0
                                 1996                  5,417                3,641                    0


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

Not applicable.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

Refer to Note 12 in the Notes to the Financial Statements on page F-21.

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

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

     9.   None.

     10.  None.

     11.  Not applicable.

     12.  Not applicable.

     13.  Not applicable.

     16.  Not applicable.

     18.  None.

     21.  None.

     22.  None.

     23.  Not applicable.

     24. Powers of Attorney for I. Edward Price, Esther H. Milnes, William M. Bethke, Ira Kleinman and Mendel Melzer are incorporated by reference to Form N-4, Registration No. 333-18117, filed December 18, 1996 on behalf of Pruco Life of New Jersey Flexible Premium Variable Annuity Account. A Power of Attorney for James J. Avery, Jr. is incorporated by reference to Post Effective Amendment No. 9 to Form S-1, Registration No. 33-20018, filed June 25, 1997 on behalf of the Pruco Life of New Jersey Variable Contract Real Property Account.

     27.  Exhibit  27,  Financial  Data  Schedule   appended  to  this  form  in
          accordance with EDGAR instructions.

     99. The following table presents sales and related expenses of the Flexible Premium Variable Annuity Account since July 19, 1995, the effective date of the registration statement (SEC file number 333-18053).

                                                                                         For the account(s)
                                                             For the account                  of the
                                                             of the Company              contractholder(s)
                                                    -------------------------------      -----------------
                                                     Aggregate
                                                   offering price
                                                    of amount
                                                    registered          Amount sold         Amount sold
                                                    ----------          -----------         -----------
                                                                         (000's)

Flexible Premium Variable Annuity Account *         $ 150,000            $ 18,684              $ 660

Underwriting discounts and commissions **                                   (654)
Other expenses ***                                                          (291)
                                                                        --------
    Total                                                                   (945)
                                                                        --------

Net offering proceeds                                                   $ 17,739
                                                                        ========

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

                                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                   (Registrant)


Date:    March 15, 1999            By: /s/ ESTHER H. MILNES
       _________________               _____________________________

                                       Esther H. Milnes
                                       President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                                       Date
---------                                   -----                                       ----
           *
_________________________           Chairman of the Board                       March 15, 1999
James J. Avery, Jr.


           *
_________________________           Vice Chairman of the Board                  March 15, 1999
I. Edward Price                     and Director


           *
_________________________           President and Director                      March 15, 1999
Esther H. Milnes


/s/ DENNIS G. SULLIVAN
_________________________           Principal Financial Officer and Chief       March 15, 1999
Dennis G. Sullivan                  Accounting Officer


           *
__________________________          Director                                    March 15, 1999
William M. Bethke


           *
_________________________           Director                                    March 15, 1999
Ira J. Kleinman


           *
_________________________           Director                                    March 15, 1999
Mendel A. Melzer





                                 * By: /s/ THOMAS C. CASTANO
                                       ___________________________________
                                       Thomas C. Castano
                                       (Attorney-in-Fact)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                    FORM 10-K
                                  ANNUAL REPORT





                              FINANCIAL STATEMENTS

                        December 31, 1998, 1997, and 1996










                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY


                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------



Financial Statements                                                    Page No.
--------------------                                                    --------


PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY


Report of Independent Accountants                                            F-2


Financial Statements:


   Statements of Financial Position - December 31, 1998 and 1997             F-3


   Statements of Operations - Years Ended December 31, 1998, 1997, and 1996  F-4


   Statements of Changes in Stockholder's Equity - Years Ended
      December 31, 1998, 1997, and 1996                                      F-5


   Statements of Cash Flows - Years Ended December 31, 1998, 1997, and 1996  F-6


   Notes to Financial Statements - December 31, 1998, 1997, and 1996         F-7

                        Report of Independent Accountants
                        ---------------------------------



To the Board of Directors of
Pruco Life Insurance Company of New Jersey

In our opinion, the accompanying statements of finanacial position and the related statements of operations, of changes in stockholder's equity and of cash flows present fairly, in all material respects, the financial position of Pruco Life Insurance Company of New Jersey at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
New York, New York
February 26, 1999

Pruco Life Insurance Company of New Jersey

Statements of Financial Position
December 31, 1998 and 1997 (In Thousands)
--------------------------------------------------------------------------------

                                                                                   1998             1997
                                                                                ----------       ----------
ASSETS
Fixed maturities
   Available for sale, at fair value (amortized cost, 1998: $617,758; and
   1997: $585,109)                                                              $  622,990       $  592,361
Policy loans                                                                       139,443          127,306
Short-term investments                                                              53,761           52,464
                                                                                ----------       ----------
        Total investments                                                          816,194          772,131
Cash                                                                                    45                3
Deferred policy acquisition costs                                                  113,923          101,625
Accrued investment income                                                           12,209           14,075
Other assets                                                                        15,379            4,037
Separate Account assets                                                          1,453,407        1,110,561
                                                                                ----------       ----------
TOTAL ASSETS                                                                    $2,411,157       $2,002,432
                                                                                ==========       ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                                 $  413,848       $  402,601
Future policy benefits and other policyholder liabilities                           90,530           85,220
Cash collateral for loaned securities                                               34,424           33,663
Securities sold under agreements to repurchase                                      27,210               --
Income taxes payable                                                                 1,610           12,963
Net deferred income tax liability                                                   23,715           22,188
Payable to affiliate                                                                 3,492            4,307
Other liabilities                                                                   19,489           17,103
Separate Account liabilities                                                     1,450,986        1,108,994
                                                                                ----------       ----------
Total liabilities                                                                2,065,304        1,687,039
Contingencies - (See Note 10)                                                   ----------       ----------
Stockholder's Equity
Common stock, $5 par value;
      400,000 shares, authorized;
      issued and outstanding at
      December 31, 1998 and 1997                                                     2,000            2,000
Paid-in-capital                                                                    125,000          125,000
Retained earnings                                                                  217,260          185,437
Accumulated other comprehensive income                                               1,593            2,956
                                                                                ----------       ----------
Total stockholder's equity                                                         345,853          315,393
                                                                                ----------       ----------
TOTAL LIABILITIES AND
    STOCKHOLDER'S EQUITY                                                        $2,411,157       $2,002,432
                                                                                ==========       ==========


                                      See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Operations
Years Ended December 31, 1998, 1997, and 1996 (In Thousands)
--------------------------------------------------------------------------------

                                                                1998             1997             1996
                                                              ---------        ---------        ---------
REVENUES

Premiums                                                      $   1,345        $   1,105        $   1,345
Policy charges and fee income                                    56,247           56,382           58,571
Net investment income                                            47,032           46,324           43,784
Realized investment gains, net                                    8,446            1,707            1,221
Other income                                                      5,755            5,286            4,047
                                                              ---------        ---------        ---------

Total revenues                                                  118,825          110,804          108,968
                                                              ---------        ---------        ---------

BENEFITS AND EXPENSES

Policyholders' benefits                                          28,342           33,999           28,653
Interest credited to policyholders' account balances             18,985           19,372           20,069
General, administrative and other expenses                       22,105           27,236           12,848
                                                              ---------        ---------        ---------

Total benefits and expenses                                      69,432           80,607           61,570
                                                              ---------        ---------        ---------

Income from operations before income taxes                       49,393           30,197           47,398
                                                              ---------        ---------        ---------

Income taxes
Current                                                          15,309           13,279           12,682
Deferred                                                          2,261           (2,305)           2,929
                                                              ---------        ---------        ---------

Total income taxes                                               17,570           10,974           15,611
                                                              ---------        ---------        ---------

NET INCOME                                                    $  31,823        $  19,223        $  31,787
                                                              =========        =========        =========

Net unrealized investment gains (losses) on securities,
net of reclassification adjustment                               (1,363)             924           (4,556)
                                                              ---------        ---------        ---------

TOTAL COMPREHENSIVE INCOME                                    $  30,460        $  20,147        $  27,231
                                                              =========        =========        =========


                                      See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Changes in Stockholder's Equity
Years Ended December 31, 1998, 1997, and 1996 (In Thousands)
--------------------------------------------------------------------------------

                                                                                      Accumulated
                                                                                         other            Total
                                         Common          Paid-in-       Retained     comprehensive     stockholder's
                                          stock          capital        earnings         income           equity
                                        ---------       ---------       ---------       ---------        ---------
Balance, January 1, 1996                $   2,000       $ 125,000       $ 134,427       $   6,588        $ 268,015

   Net income                                  --              --          31,787              --           31,787
   Change in net unrealized
      investment gains, net of
      reclassification adjustment              --              --              --          (4,556)          (4,556)
                                        ---------       ---------       ---------       ---------        ---------
Balance, December 31, 1996                  2,000         125,000         166,214           2,032          295,246

   Net income                                  --              --          19,223              --           19,223
   Change in net unrealized
      investment gains, net of
      reclassification adjustment              --              --              --             924              924

                                        ---------       ---------       ---------       ---------        ---------
Balance, December 31, 1997                  2,000         125,000         185,437           2,956          315,393

   Net income                                  --              --          31,823              --           31,823
   Change in net unrealized
      investment gains, net of
      reclassification adjustment              --              --              --          (1,363)          (1,363)
                                        ---------       ---------       ---------       ---------        ---------
Balance, December 31, 1998              $   2,000       $ 125,000       $ 217,260       $   1,593        $ 345,853
                                        =========       =========       =========       =========        =========

                                         See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Cash Flows
Years Ended December 31, 1998, 1997, and 1996 (In Thousands)
--------------------------------------------------------------------------------

                                                                             1998               1997               1996
                                                                          -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $    31,823        $    19,223        $    31,787
   Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
      Policy charges and fee income                                           (10,871)            (7,841)            (9,963)
      Interest credited to policyholders' account balances                     18,985             19,372             20,069
      Realized investment gains, net                                           (8,446)            (1,707)            (1,221)
      Amortization and other non-cash items                                     2,491             (1,046)            10,065
      Change in:
        Future policy benefits and other policyholders' liabilities             5,310              8,981              7,461
        Accrued investment income                                               1,866             (1,167)            (1,329)
        Policy loans                                                          (12,137)           (13,388)           (15,724)
        Separate Accounts                                                        (854)             1,629             (1,335)
        Payable to affiliates                                                    (815)            (1,752)             4,300
        Deferred policy acquisition costs                                     (12,298)             5,340            (10,934)
        Income taxes payable                                                  (11,353)            10,993              1,970
        Deferred income tax liability                                           1,527             (1,987)               366
        Other, net                                                             (8,955)             2,812              4,669
                                                                          -----------        -----------        -----------
Cash Flows (Used in) From Operating Activities                                 (3,727)            39,462             40,181
                                                                          -----------        -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale/maturity of:
      Fixed maturities:
        Available for sale                                                  1,001,096            645,355            901,775
   Payments for the purchase of:
      Fixed maturities:
        Available for sale                                                 (1,029,988)          (679,709)          (956,483)
   Cash collateral for loaned securities, net                                     761             33,663                 --
   Securities sold under agreements to repurchase, net                         27,210                 --                 --
   Short term investments, net                                                 (1,297)           (35,461)            28,306
                                                                          -----------        -----------        -----------
Cash Flows Used in Investing Activities                                        (2,218)           (36,152)           (26,402)
                                                                          -----------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Policyholders' account balances:
      Deposits                                                                300,536            134,020             16,754
      Withdrawals                                                            (294,549)          (141,255)           (26,605)
                                                                          -----------        -----------        -----------
Cash Flows From (Used in) Financing Activities                                  5,987             (7,235)            (9,851)
                                                                          -----------        -----------        -----------
Net increase (decrease) in Cash                                                    42             (3,925)             3,928
Cash, beginning of year                                                             3              3,928                 --
                                                                          -----------        -----------        -----------
CASH, END OF PERIOD                                                       $        45        $         3        $     3,928
                                                                          ===========        ===========        ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid                                                         $    27,083        $     1,896        $    11,673
                                                                          ===========        ===========        ===========


                                              See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

1.   BUSINESS

Pruco Life Insurance Company of New Jersey (the Company) is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell individual life insurance, variable life insurance, variable annuities, and fixed annuities (the Contracts) only in the states of New Jersey and New York.

The Company is a wholly owned subsidiary of Pruco Life Insurance  Company (Pruco
Life), a stock life insurance company organized in 1971 under the laws of the state of Arizona. Pruco Life, in turn, is a wholly owned subsidiary of The Prudential Insurance Company of America (Prudential), a mutual insurance company founded in 1875 under the laws of the state of New Jersey. Pruco Life intends to make additional capital contributions to the Company, as needed, to enable it to comply with its reserve requirements and fund expenses in connection with its business. Generally, Pruco Life is under no obligation to make such contributions and its assets do not back the benefits payable under the Contracts.

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products, and individual annuities. There are approximately 1,620 stock, mutual and other types of insurers in the life insurance business in the United States.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements include the accounts of the Company, a stock life insurance company. The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP").

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

Investments

Fixed maturities classified as "available for sale" are carried at estimated fair value. The amortized cost of fixed maturities is written down to estimated fair value if a decline in value is considered to be other than temporary. Unrealized gains and losses on fixed maturities "available for sale" including the effect on deferred policy acquisition costs and participating annuity contracts that would result from the realization of unrealized gains and losses, net of income taxes, are included in a separate component of equity, "Accumulated other comprehensive income."

Policy loans are carried at unpaid principal balances.

Short-term investments, consists primarily of highly liquid debt instruments purchased with an original maturity of twelve months or less and are carried at amortized cost, which approximates fair value.

Realized investment gains, net, are computed using the specific identification method. Costs of fixed maturity are adjusted for impairments considered to be other than temporary.

Cash

Cash  includes  cash  on  hand,   amounts  due  from  banks,  and  money  market
instruments.

Deferred Policy Acquisition Costs

The costs which vary with and that are related primarily to the production of new insurance business are deferred to the extent that they are deemed recoverable from future profits. Such costs include certain commissions, costs of policy issuance and underwriting, and certain variable field office expenses. Deferred policy acquisition costs are subject to recoverability testing at the time of policy issue and loss recognition testing at the end of each accounting period. Deferred policy acquisition costs are adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in equity.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Acquisition costs related to interest-sensitive life products and investment-type contracts are deferred and amortized in proportion to total estimated gross profits arising principally from investment results, mortality and expense margins and surrender charges based on historical and anticipated future experience. Amortization periods range from 15 to 30 years. Deferred policy acquisition costs are analyzed to determine if they are recoverable from future income, including investment income. If such costs are determined to be unrecoverable, they are expensed at the time of determination. The effect of revisions to estimated gross profits on unamortized deferred acquisition costs is reflected in earnings in the period such estimated gross profits are revised.

Securities loaned

Securities loaned are treated as financing arrangements and are recorded at the amount of cash received as collateral. The Company obtains collateral in an amount equal to 102% of the fair value of the securities. The Company monitors the market value of securities loaned on a daily basis with additional collateral obtained as necessary. Non-cash collateral received is not reflected in the statements of financial position. Substantially all of the Company's securities loaned are with large brokerage firms.

Securities sold under agreements to repurchase

Securities sold under agreements to repurchase are treated as financing arrangements and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreements. The Company's policy is to take possession of securities purchased under agreements to resell. The market value of securities to be repurchased is monitored and additional collateral is requested, where appropriate, to protect against credit exposure.

Securities lending and securities repurchase agreements are used to generate net investment income and facilitate trading activity. These instruments are
short-term  in  nature  (usually  30  days  or  less).   Securities  loaned  are
collateralized principally by U.S. Government and mortgage-backed securities. Securities sold under repurchase agreements are collateralized principally by cash. The carrying amounts of these instruments approximate fair value because of the relatively short period of time between the origination of the instruments and their expected realization.

Separate Account Assets and Liabilities

Separate Account assets and liabilities are reported at estimated fair value and represent segregated funds which are invested for certain policyholders and other customers. Separate Account assets include common stocks, fixed maturities, real estate related securities, and short-term investments. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. The investment income and gains or losses for Separate Accounts generally accrue to the policyholders and are not included in the Statement of Operations. Mortality, policy administration and surrender charges on the accounts are included in "Policy charges and fee income."

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

Insurance Revenue and Expense Recognition

Premiums from insurance policies are generally recognized when due. Benefits are recorded as an expense when they are incurred. For traditional life insurance contracts, a liability for future policy benefits is recorded using the net level premium method. For individual annuities in payout status, a liability for future policy benefits is recorded for the present value of expected future payments based on historical experience.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Amounts received as payment for interest sensitive life, investment contracts and variable annuities are reported as deposits to "Policyholders' account balances." Revenues from these contracts are reflected as "Policy charges and fee income" and consist primarily of fees assessed during the period against the policyholders' account balances for mortality charges, policy administration charges, and surrender charges. In addition, interest earned from the investment of these account balances is reflected in "Net investment income." Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited and amortization of deferred policy acquisition costs.

Other Income

Other income consists primarily of asset management fees which are received by the Company from Prudential for services Prudential provides to the Prudential Series Fund, an underlying investment option of the Separate Accounts.

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, various financial indices, or the value of securities or commodities. Derivative financial instruments used by the Company are futures and can be exchange-traded or contracted in the over-the-counter market. The Company uses derivative financial instruments to hedge market risk from changes in interest rates and to alter interest rate or currency exposures arising from mismatches between assets and liabilities. All derivatives used by the Company are for other than trading purposes.

To qualify as a hedge, derivatives must be designated as hedges for existing assets, liabilities, firm commitments, or anticipated transactions which are identified and probable to occur, and effective in reducing the market risk to which the Company is exposed. The effectiveness of the derivatives must be evaluated at the inception of the hedge and throughout the hedge period.

When derivatives qualify as hedges, the changes in the fair value or cash flows of the derivatives and the hedged items are recognized in earnings in the same period. If the Company's use of other than trading derivatives does not meet the criteria to apply hedge accounting, the derivatives are recorded at fair value in "Other liabilities" in the Statements of Financial Position, and changes in their fair value are recognized in earnings in "Realized investment gains, net" without considering changes in the hedged assets or liabilities. Cash flows from other than trading derivative assets and liabilities are reported in the operating activities section in the Statements of Cash Flows.

Income Taxes

The Company is a member of the consolidated federal income tax return of Prudential and files separate company state and local tax returns. Pursuant to the tax allocation arrangement, total federal income tax expense is determined on a separate company basis. Members with losses record tax benefits to the extent such losses are recognized in the consolidated federal tax provision. Deferred income taxes are generally recognized, based on enacted rates, when assets and liabilities have different values for financial statement and tax reporting purposes. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to be realized.

New Accounting Pronouncements

In June 1996, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 became effective January 1, 1997 and was applied prospectively. Subsequent to June 1996, FASB issued SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of SFAS 125" ("SFAS 127"). SFAS 127 delays the implementation of SFAS 125 for one year for certain transactions, including repurchase agreements, dollar rolls, securities lending and similar transactions. Adoption of SFAS 125 did not have a material impact on the Company's results of operations, financial position and liquidity.

On January 1, 1999,  the Company  adopted the  American  Institute  of Certified
Public Accountants ("AICPA") Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" ("SOP 97-3"). This statement provides guidance for determining when an insurance company or other enterprise should recognize a liability for guaranty-fund assessments as well as guidance for measuring the liability. The adoption of SOP 97-3 is not expected to have a material effect on the Company's financial position or results of operations.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 provides, if certain conditions are met, that a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (2) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction (foreign currency hedge).

SFAS No. 133 does not apply to most traditional insurance contracts. However, certain hybrid contracts that contain features which can affect settlement amounts similarly to derivatives may require separate accounting for the "host contract" and the underlying "embedded derivative" provisions. The latter provisions would be accounted for as derivatives as specified by the statement.

Under SFAS No. 133, the accounting for changes in fair value of a derivative depends on its intended use and designation. For a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item. For a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. For a foreign currency hedge, the gain or loss is reported in other comprehensive income as part of the foreign currency translation adjustment. For all other items not designated as hedging instruments, the gain or loss is recognized in earnings in the period of change. The Company is required to adopt this statement by the first quarter of 2000 and is currently assessing the effect of the new standard.

In  October,  1998,  the AICPA  issued  Statement  of  Position  98-7,  "Deposit
Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk," ("SOP 98-7"). This statement provides guidance on how to account for insurance and reinsurance contracts that do not transfer insurance risk. SOP 98-7 is effective for fiscal years beginning after June 15, 1999. The adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

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

Notes to Financial Statements
--------------------------------------------------------------------------------

3.   INVESTMENTS


Fixed Maturities

The following tables provide additional information relating to fixed maturities as of December 31:

                                                                           1998
                                                  -----------------------------------------------------
                                                                  Gross          Gross        Estimated
                                                 Amortized      Unrealized      Unrealized      Fair
                                                    Cost          Gains          Losses         Value
                                                  --------       --------       --------       --------
                                                                    (In Thousands)
Fixed maturities available for sale
U.S. Treasury securities and obligations of
U.S. government corporations and agencies         $ 51,663       $    260       $    318       $ 51,605

Foreign government bonds                            34,744            887            236         35,395

Corporate Securities                               531,351          7,273          2,634        535,990
                                                  --------       --------       --------       --------

Total fixed maturities available for sale         $617,758       $  8,420       $  3,188       $622,990
                                                  ========       ========       ========       ========

                                                                           1997
                                                  -----------------------------------------------------
                                                                  Gross          Gross        Estimated
                                                 Amortized      Unrealized      Unrealized      Fair
                                                    Cost          Gains          Losses         Value
                                                  --------       --------       --------       --------
                                                                    (In Thousands)
Fixed maturities available for sale
U.S. Treasury securities and obligations of
U.S. government corporations and agencies         $ 42,885       $    340       $      3       $ 43,222

Foreign government bonds                            38,332            551             --         38,883

Corporate securities                               503,892          6,545            181        510,256
                                                  --------       --------       --------       --------

Total fixed maturities available for sale         $585,109       $  7,436       $    184       $592,361
                                                  ========       ========       ========       ========

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

3.   INVESTMENTS (continued)


The amortized cost and estimated fair value of fixed maturities, categorized by contractual maturities at December 31, 1998, are shown below:


                                                          Available for Sale
                                                     ---------------------------
                                                     Amortized        Estimated
                                                       Cost           Fair Value
                                                     --------         ----------
                                                           (In Thousands)

Due in one year or less                              $ 13,645           $ 13,767

Due after one year through five years                 269,252            271,525


Due after five years through ten years                255,280            257,992


Due after ten years                                    79,581             79,706
                                                     --------           --------

Total                                                $617,758           $622,990
                                                     ========           ========

Actual maturities will differ from contractual maturities because, in certain circumstances, issuers have the right to call or prepay obligations.

Proceeds from the sale of fixed maturities available for sale during 1998, 1997, and 1996 were $990.7 million, $635.4 million and $854.8 million, respectively. Gross gains of $8.8 million, $2.9 million, and $3.9 million and gross losses of $1.8 million, $1.2 million, and $3.8 million were realized on those sales during 1998, 1997, and 1996, respectively. Proceeds from maturities of fixed maturities available for sale during 1998, 1997, and 1996 were $10.4 million, $10.0 million, and $47.0 million, respectively.

Writedowns for impairments of fixed maturities which were deemed to be other than temporary were $.6 million for 1998. There were no impairments of fixed maturities for the years 1997 and 1996.

The following table describes the credit quality of the fixed maturity portfolio, based on ratings assigned by the National Association of Insurance Commissioners ("NAIC") or Standard & Poor's Corporation, an independent rating agency as of December 31, 1998:

                                               Available for Sale
                                         -------------------------------
                                         Amortized            Estimated
                                           Cost               Fair Value
                                         ---------            ----------
       NAIC     Standard & Poor's                  (In Thousands)

         1      AAA to AA-               $ 303,209            $ 306,693

         2      BBB+ to BBB-               286,640              287,888

         3      BB+ to BB-                  27,134               27,692

         4      B+ to B-                       704                  638

         5      CCC or lower                    71                   79

         6      In or near default              --                   --
                                         ---------            ---------

                Total                    $ 617,758            $ 622,990
                                         =========            =========

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------


3.   INVESTMENTS (continued)


The fixed maturity portfolio consists largely of investment grade assets (rated "1" or "2" by the NAIC), with such investments accounting for 95% and 96% of the portfolio at December 31, 1998 and 1997, respectively, based on fair value. As of both of those dates, no fixed maturities in the portfolio were rated "6" by the NAIC, defined as public and private placement securities which are currently non-performing or believed subject to default in the near-term.

The Company continually reviews fixed maturities and identifies potential problem assets which require additional monitoring. The Company defines "problem" fixed maturities as those for which principal and/or interest payments are in default. The Company defines "potential problem" fixed maturities as assets which are believed to present default risk associated with future debt service obligations and therefore require more active management. No problem or potential problem fixed maturities were identified in 1998 or 1997.

Special Deposits

Fixed   maturities   of  $.5  million  at  both  December  31,  1998  and  1997, respectively, were on deposit with governmental authorities or trustees as required by certain insurance laws.


Investment Income and Investment Gains and Losses

Net investment income arose from the following sources for the years ended December 31:

                                              1998            1997            1996
                                            --------        --------        --------
                                                         (In Thousands)
Fixed maturities - available for sale       $ 39,478        $ 37,563        $ 36,193
Policy loans                                   7,350           6,596           5,761
Short-term investments                         3,502           3,023           2,504
Other                                           (842)            333              28
                                            --------        --------        --------
Gross investment income                       49,488          47,515          44,486
Less investment expenses                      (2,456)         (1,191)           (702)
                                            --------        --------        --------
Net investment income                       $ 47,032        $ 46,324        $ 43,784
                                            ========        ========        ========


Realized investment gains, net, including charges for other than temporary reductions in value, for the years ended December 31, were as follows:

                                       1998            1997            1996
                                     --------        --------        --------
                                                  (In Thousands)

Realized investment gains            $ 17,957        $  2,898        $  5,232
Realized investment losses             (9,511)         (1,191)         (4,011)
                                     --------        --------        --------

Realized investment gains, net       $  8,446        $  1,707        $  1,221
                                     ========        ========        ========

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

3.   INVESTMENTS (continued)

Net Unrealized Investment Gains

Net unrealized investment gains on fixed maturities available for sale are included in the Statements of Financial Position as a component of accumulated other comprehensive income. Changes in these amounts include adjustments to avoid double-counting in comprehensive income, items that are included as part of net income for a period that also have been part of other comprehensive income in earlier periods. The amounts for the years ended December 31, net of tax, are as follows:

                                                                                   1998           1997           1996
                                                                                  -------        -------        -------
                                                                                              (In Thousands)
Net unrealized investment gains, beginning of year                                $ 2,956        $ 2,032        $ 6,588
Changes in net unrealized investment gains attributable to:
  Investments:
   Net unrealized investment gains on investments arising during the period         3,227          3,228         (6,403)
   Reclassification adjustment for gains included in net income                     4,539          1,109            860
                                                                                  -------        -------        -------
   Change in net unrealized investment gains , net of adjustments                  (1,312)         2,119         (7,263)
Impact of net unrealized investment gains on:
   Future policy benefits                                                              57            216           (776)
   Deferred policy acquisition costs                                                 (108)        (1,411)         3,483
                                                                                  -------        -------        -------
Change in net unrealized investment gains                                          (1,363)           924         (4,556)
                                                                                  -------        -------        -------
Net unrealized investment gains, end of year                                      $ 1,593        $ 2,956        $ 2,032
                                                                                  =======        =======        =======

Unrealized gains (losses) on investments arising during the periods reported in the above table are net of income tax expense (benefit) of $1.7 million, $1.7 million and $(3.6) million for the years ended December 31, 1998, 1997, and 1996, respectively.

Reclassification adjustments reported in the above table for the years ended December 31, 1998, 1997, and 1996 are net of income tax expense of $(2.4) million, $(.6) million and $(.5) million, respectively.

The future policy benefits reported in the above table are net of income tax expense (benefit) of $.03 million, $0, and $(.4) million for the years ended December 31, 1998, 1997 and 1996, respectively.

Deferred policy acquisition costs in the above tables for the years ended December 31, 1998, 1997 and 1996 are net of income tax expense (benefit) of $(.06) million, $(.8) million and $2.0 million, respectively.

4.   POLICYHOLDERS' LIABILITIES

Future policy benefits and other policyholder liabilities at December 31 are as follows:


                                                    1998                  1997
                                                   -------               -------
                                                           (In Thousands)

Life insurance                                     $85,523               $80,464
Annuities                                            5,007                 4,756
                                                   -------               -------
                                                   $90,530               $85,220
                                                   =======               =======

Life insurance liabilities include reserves for death and endowment policy benefits. Annuity liabilities include reserves for immediate annuities.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

4.   POLICYHOLDERS' LIABILITIES (continued)

The following table highlights the key assumptions generally utilized in calculating these reserves:

        Product                   Mortality                Interest Rate              Estimation Method
----------------------     -----------------------     ----------------------    ---------------------------
Life insurance             Generally rates                  2.5% to 7.5%         Net level premium based
                           guaranteed in                                         on non-forfeiture
                           calculating                                           interest rate
                           cash surrender values

Individual immediate       1983 Individual Annuity         6.25% to 8.75%        Present value of
annuities                  Mortality Table with                                  expected future payment
                           certain modifications                                 based on historical experience

Policyholders' account balances at December 31, are as follows:

                                                        1998              1997
                                                      --------          --------
                                                            (In Thousands)

Individual annuities                                  $148,327          $145,120
Interest-sensitive life contracts                      265,521           257,481
                                                      --------          --------
                                                      $413,848          $402,601
                                                      ========          ========


Policyholders' account balances for interest-sensitive life, individual annuities, and guaranteed investment contracts are equal to policy account values plus unearned premiums. The policy account values represent an accumulation of gross premium payments plus credited interest less withdrawals, expenses, mortality charges.

Certain contract provisions that determine the policyholder account balances are as follows:

           Product                          Interest Rate                 Withdrawal / Surrender Charges
           -------                          -------------                 ------------------------------
Interest sensitive life contracts            4.0% to 5.4%               Various up to 10 years

Individual annuities                         3.0% to 5.6%               0% to 8% for up to 8 years

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

5.   REINSURANCE

The Company participates in reinsurance, with Prudential and other companies, in order to provide greater diversification of business, provide additional capacity for future growth and limit the maximum net loss potential arising from large risks. Reinsurance ceded arrangements do not discharge the Company or the insurance subsidiaries as the primary insurer, except for cases involving a novation. Ceded balances would represent a liability to the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability reassumed by the Company is considered to be remote.

Reinsurance amounts included in the Statement of Operations for the year ended December 31 are below.

                                             1998          1997           1996
                                           -------        -------        -------
                                                      (In Thousands)
Direct Premiums                            $ 1,373        $ 1,117        $ 1,345
  Reinsurance ceded-affiliated                 (28)           (12)            --
                                           -------        -------        -------
Premiums                                   $ 1,345        $ 1,105        $ 1,345
                                           =======        =======        =======
Policyholders' benefits ceded              $    15        $    14        $    13
                                           =======        =======        =======
Reinsurance recoverables, included in "Other assets" in the Company's Statements of Financial Position, at December 31 include amounts recoverable on unpaid and paid losses and were as follows:

                                                           1998             1997
                                                           ----             ----
                                                               (In Thousands)

Life insurance - affiliated                                 $31              $30
                                                            ---              ---
                                                            $31              $30
                                                            ===              ===

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

6.   INCOME TAXES

The components of income taxes for the years ended December 31, are as follows:

                                          1998           1997            1996
                                        --------       --------        --------
                                                   (In Thousands)
Current tax expense (benefit):
U.S.                                    $ 14,786       $ 12,880        $ 13,589
State and local                              523            399            (907)
                                        --------       --------        --------
Total                                     15,309         13,279          12,682
                                        --------       --------        --------

Deferred tax expense (benefit):
U.S.                                       2,198         (2,305)          2,848
State and local                               63             --              81
                                        --------       --------        --------
Total                                      2,261         (2,305)          2,929
                                        --------       --------        --------

Total income tax expense                $ 17,570       $ 10,974        $ 15,611
                                        ========       ========        ========


The Company's income tax expense for the years ended December 31, differs from the amount computed by applying the expected federal income tax rate of 35% to income from operations before income taxes for the following reasons:

                                          1998            1997           1996
                                        --------        --------       --------
                                                     (In Thousands)

Expected federal income tax expense     $ 17,288        $ 10,569       $ 16,589
State and local income taxes                 381             259           (537)
Other                                        (99)            146           (441)
                                        --------        --------       --------
Total income tax expense                $ 17,570        $ 10,974       $ 15,611
                                        ========        ========       ========

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

                                                          1998            1997
                                                         -------         -------
                                                             (In Thousands)
Deferred income tax assets:
Insurance reserves                                       $10,016         $ 6,907
Other                                                         --              --
                                                         -------         -------
Deferred tax assets                                      $10,016         $ 6,907
                                                         -------         -------

Deferred income tax liabilities:
Deferred acquisition costs                                28,509          24,725
Net investment gains                                       2,847           4,284
Other                                                      2,375              86
                                                         -------         -------
Deferred tax liabilities                                  33,731          29,095
                                                         -------         -------

Net deferred federal tax liability                       $23,715         $22,188
                                                         =======         =======

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

6.   INCOME TAXES (continued)

Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets after valuation allowance. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of the deferred tax asset that is realizable. At December 31, 1998 and 1997, respectively, the Company had no federal or state operating loss carryforwards for tax purposes.

The Internal Revenue Service (the "Service") has completed examinations of the consolidated federal income tax returns through 1989. The Service has examined the years 1990 through 1992. Discussions are being held with the Service with respect to proposed adjustments. Management, however, believes there are adequate defenses against, or sufficient reserves to provide for, such adjustments. The Service has begun their examination of the years 1993 through 1995.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

7.   EQUITY

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

                                                                1998            1997             1996
                                                              --------        --------        --------
                                                                             (In Thousands)
Statutory net income                                          $ 18,704        $ 18,306        $ 24,774

Adjustments to reconcile to net income on a GAAP basis:
Deferred acquisition costs                                      12,464          (3,170)          5,656
Deferred premium                                                   534             198             221
Insurance liabilities                                             (808)          2,324           4,784
Deferred taxes                                                  (2,261)          2,305          (2,929)
Valuation of investments                                         3,794            (143)           (765)
Other, net                                                        (604)           (597)             46
                                                              --------        --------        --------
GAAP net income                                               $ 31,823        $ 19,223        $ 31,787
                                                              ========        ========        ========


                                                             1998            1997
                                                          ---------        ---------
                                                                 (In Thousands)
Statutory surplus                                         $ 252,530        $ 235,958

Adjustments to reconcile to equity on a GAAP basis:
Valuation of investments                                     20,799           18,540
Deferred acquisition costs                                  113,923          101,625
Deferred premium                                             (1,473)          (2,007)
Insurance liabilities                                       (18,141)         (19,120)
Deferred taxes                                              (23,715)         (22,188)
Other, net                                                    1,930            2,585
                                                          ---------        ---------
GAAP stockholder's equity                                 $ 345,853        $ 315,393
                                                          =========        =========


8.   FAIR VALUE OF FINANCIAL INSTRUMENTS


The estimated fair values presented below have been determined using available information and valuation methodologies. Considerable judgment is applied in interpreting data to develop the estimates of fair value. Accordingly, such estimates presented may not be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The following methods and assumptions were used in calculating the fair values (for all other financial instruments presented in the table, the carrying value approximates estimated fair value).

Fixed maturities

Estimated fair values for fixed maturities are based on quoted market prices or estimates from independent pricing services.

Policy loans

Estimated fair value of policy loans is calculated using a discounted cash flow model based upon current U.S. Treasury rates and historical loan repayments.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

8.   FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)


Policyholders' account balances

Estimated fair values of policyholders' account balances are derived by using discounted projected cash flows, based on interest rates being offered for similar contracts, with maturities consistent with those remaining for the contracts being valued.

Derivative financial instruments

The fair value of futures is estimated based on market quotes for transactions with similar terms. The following table discloses the carrying amounts and estimated fair values of the Company's financial instruments at December 31, :

                                                      1998                              1997
                                           ---------------------------       ---------------------------
                                           Carrying         Estimated         Carrying         Estimated
                                             Value          Fair Value         Value          Fair Value
                                           ----------       ----------       ----------       ----------
                                                                     (In Thousands)
Financial Assets:
Fixed maturities available  for sale       $  622,990       $  622,990       $  592,361       $  592,361
Policy loans                                  139,443          146,504          127,306          126,262
Short-term investments                         53,761           53,761           52,464           52,464
Cash                                               45               45                3                3
Separate Accounts assets                    1,453,407        1,453,407        1,110,561        1,110,561

Financial Liabilities:
Policyholders'
    account balances                       $  413,848       $  414,602       $  402,601       $  401,267
Cash collateral for loaned
    securities                                 61,634           61,634           33,663           33,663
Separate Accounts liabilities               1,450,986        1,450,986        1,108,994        1,108,994
Derivatives                                        --               --               83               83


9.   DERIVATIVE AND OFF-BALANCE SHEET CREDIT-RELATED INSTRUMENTS

Futures

The Company uses exchange-traded Treasury futures to reduce market risks from changes in interest rates, to alter mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, and to hedge against changes in the value of securities it owns or anticipates acquiring. The Company enters into exchange-traded futures with regulated futures commissions merchants who are members of a trading exchange. The fair value of futures is estimated based on market quotes for a transaction with similar terms.

Under exchange-traded futures, the Company agrees to purchase a specified number of contracts with other parties and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. Futures are typically used to hedge duration mismatches between assets and liabilities by replicating Treasury performance. Treasury futures move substantially in value as interest rates change and can be used to either generate new or hedge existing interest rate risk. This strategy protects against the risk that cash flow requirements may necessitate liquidation of investments at unfavorable prices resulting from increases in interest rates . This strategy can be a more cost effective way of temporarily reducing the Company's exposure to a market decline than selling fixed income securities and purchasing a similar portfolio when such a decline is believed to be over.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

9.   DERIVATIVE AND OFF-BALANCE SHEET CREDIT-RELATED INSTRUMENTS (continued)

For futures that meet hedge accounting criteria, changes in their fair value are deferred and recognized as an adjustment to the carrying value of the hedged item. Deferred gains or losses from the hedges for interest-bearing financial instruments are amortized as a yield adjustment over the remaining lives of the hedged item. Futures that do not qualify as hedges are carried at fair value with changes in value reported in current period earnings. The fair value of futures contracts was immaterial at December 31, 1998 and 1997.

Credit Risk

The current credit exposure of the Company's derivative contracts is limited to the fair value at the reporting date. Credit risk is managed by entering into transactions with creditworthy counterparties and obtaining collateral where appropriate and customary. The Company also attempts to minimize its exposure to credit risk through the use of various credit monitoring techniques. All of the net credit exposure for the Company from derivative contracts is with investment-grade counterparties.

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

11.  DIVIDENDS

The Company is subject to New Jersey law which requires any shareholder dividend or distribution must be filed with the New Jersey Commissioner of Insurance. Cash dividends may only be paid out of surplus derived from realized net profits.

12.  RELATED PARTY TRANSACTIONS

Service Agreements

Prudential and Pruco Life of New Jersey operate under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential. The net cost of these services allocated to the Company were $23.5 million, $16.2 million, and $12.2 million for the years ended December 31, 1998, 1997, and 1996, respectively. These costs are treated in a manner consistent with the Company's policy on deferred acquisition costs.

Prudential and Pruco Life of New Jersey have an agreement with respect to administrative services for the Prudential Series Fund. The Company invests in the various portfolios of the Series Fund through the Separate Accounts. Under this agreement, Prudential pays compensation to Pruco Life of New Jersey in the amount equal to a portion of the gross investment advisory fees paid by the Prudential Series Fund. The Company received from Prudential its allocable shares of such compensation in the amount of $5.6 million, $5.0 million, and $3.5 million during 1998, 1997, and 1996 respectively, recorded in "Other income."

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

12.  RELATED PARTY TRANSACTIONS (continued)

Reinsurance

The Company currently has a reinsurance agreement in place with Prudential (the reinsurer). The reinsurance agreement is a yearly renewable term agreement in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. These agreements had no material effect on net income for the years ended December 31, 1998, 1997, and 1996.

Debt Agreements

In July 1998, the Company established a revolving line of credit facility with Prudential Funding Corporation, a wholly-owned subsidiary of Prudential. There is no outstanding debt relating to this credit facility as of December 31, 1998.