Form 10-Q
period 1999-03-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 1999-05-17
CIK 1038509

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1999

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


                                 (973) 802-5740
             ----------------------------------------------------
             (Registrant's Telephone Number, including area code)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       YES _X_ NO ___

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 17, 1999. Common stock, par value of $5 per share: 400,000 shares outstanding.


================================================================================

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                     PAGE NO.
                                                                                                     --------

                  COVER PAGE                                                                             1

                  INDEX                                                                                  2

PART I - FINANCIAL INFORMATION

         ITEM 1.  (UNAUDITED) FINANCIAL STATEMENTS

                  STATEMENTS OF FINANCIAL POSITION
                  MARCH 31, 1999 AND DECEMBER 31, 1998                                                   3

                  STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                  THREE MONTHS ENDED MARCH 31, 1999 AND 1998                                             4

                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                  THREE MONTHS ENDED MARCH 31, 1999 AND THE YEAR ENDED DECEMBER 31, 1998                 5

                  STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1999 AND 1998                                             6

                  NOTES TO FINANCIAL STATEMENTS                                                          7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                                                          8

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                             9

PART II - OTHER INFORMATION

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                             10

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                      10

         SIGNATURE PAGE                                                                                 12

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
MARCH 31, 1999 AND 1998 (IN THOUSANDS)
--------------------------------------------------------------------------------




                                                                            MARCH 31,   DECEMBER 31,
                                                                              1999        1998
                                                                           ----------  ------------
ASSETS
Fixed maturities
     Available for sale, at fair value (amortized cost, 1999: $560,235;   $   559,951   $   622,990
        1998: $617,758)
     Held to maturity, at amortized cost (fair value, 1999: $5,340)             5,470          --
Policy loans                                                                  142,114       139,443
Short-term investments                                                         80,854        53,761
                                                                          -----------   -----------
               Total investments                                              788,389       816,194
Cash                                                                            2,872            45
Deferred policy acquisition costs                                             116,107       113,923
Accrued investment income                                                      12,888        12,209
Receivable from affiliate                                                       5,402        (3,492)
Other assets                                                                    9,016        15,379
Separate Account assets                                                     1,498,259     1,453,407
                                                                          -----------   -----------
TOTAL ASSETS                                                              $ 2,432,933   $ 2,407,665
                                                                          ===========   ===========
LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
Policyholders' account balances                                           $   414,516   $   414,546
Future policy benefits and other policyholder liabilities                      89,318        89,832
Cash collateral for loaned securities                                          40,471        34,424
Securities sold under agreements to repurchase                                  4,704        27,210
Income taxes payable                                                            3,107         1,610
Net deferred income tax liability                                              23,144        23,715
Other liabilities                                                              13,831        19,489
Separate Account liabilities                                                1,495,562     1,450,986
                                                                          -----------   -----------
TOTAL LIABILITIES                                                           2,084,653     2,061,812
                                                                          -----------   -----------
CONTINGENCIES (SEE NOTE 2)
STOCKHOLDER'S EQUITY
Common stock, $5 par value;
        400,000 shares, authorized;
        issued and outstanding at
        March 31, 1999 and December 31, 1998                                    2,000         2,000
Paid-in-capital                                                               125,000       125,000
Retained earnings                                                             221,256       217,260
Accumulated other comprehensive income                                             24         1,593
                                                                          -----------   -----------
TOTAL STOCKHOLDER'S EQUITY                                                    348,280       345,853
                                                                          -----------   -----------
TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                                                 $ 2,432,933   $ 2,407,665
                                                                          ===========   ===========



                        SEE NOTES TO FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                          THREE MONTHS ENDED MARCH 31,

                                               1999        1998
                                             ---------   ---------

REVENUES

Premiums                                      $    283    $    363
Policy charges and fee income                   12,633      12,467
Net investment income                           11,926      11,879
Realized investment (losses) gains, net           (347)      1,142
Asset management fee income                      1,495       1,446
Other income                                       233          45
                                              --------    --------
TOTAL REVENUES                                  26,223      27,342
                                              --------    --------
BENEFITS AND EXPENSES

Policyholders' benefits                          7,205       6,991
Interest credited to policyholders' account      4,280       5,322
balances
General, administrative and other expenses       8,437       5,795
                                              --------    --------
TOTAL BENEFITS AND EXPENSES                     19,922      18,108
                                              --------    --------
Income before income taxes                       6,301       9,234
                                              --------    --------
Income taxes                                     2,305       3,278
                                              --------    --------
NET INCOME                                    $  3,996    $  5,956
                                              --------    --------
     Unrealized losses on securities,
     net of reclassification adjustment         (1,569)     (1,623)
                                              --------    --------
COMPREHENSIVE INCOME                          $  2,427    $  4,593
                                              ========    ========




                        SEE NOTES TO FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1999 AND
THE YEAR ENDED DECEMBER 31, 1998 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                 ACCUMULATED
                                                                                    OTHER            TOTAL
                                       COMMON       PAID-IN-       RETAINED     COMPREHENSIVE    STOCKHOLDER'S
                                        STOCK       CAPITAL        EARNINGS         INCOME           EQUITY
                                    ------------- -------------  ------------- ----------------------------------

BALANCE, DECEMBER 31, 1997            $   2,000      $ 125,000      $ 185,437      $   2,956       $ 315,393

     Net income                            --             --           31,823           --            31,823

     Change in unrealized losses on
        securities, net of
        reclassification
        adjustment                         --             --             --           (1,363)         (1,363)
                                      ---------      ---------      ---------      ---------       ---------
BALANCE, DECEMBER 31, 1998            $   2,000      $ 125,000      $ 217,260      $   1,593       $ 345,853

     Net income                            --             --            3,996           --             3,996

     Change in unrealized losses on
        securities, net of
        reclassification
        adjustment                         --             --             --           (1,569)         (1,569)
                                      ---------      ---------      ---------      ---------       ---------
BALANCE, MARCH 31, 1999               $   2,000      $ 125,000      $ 221,256      $      24       $ 348,280
                                      =========      =========      =========      =========       =========



                        SEE NOTES TO FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                           1999         1998
                                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $   3,996    $   5,956
Adjustments to reconcile net income to net cash (used in) provided by operating activities:

     Policy charges and fee income                                         (2,471)      (3,110)
     Interest credited to policyholders' account balances                   4,280        5,322
     Realized investment gains, net                                           347       (1,142)
     Amortization and other non-cash items                                  4,385         (932)
     Change in:
         Future policy benefits and other policyholders' liabilities         (514)       2,272
         Accrued investment income                                           (679)         (17)
         Receivable from affiliate                                         (8,894)       4,644
         Separate Accounts                                                   (276)        (278)
         Policy loans                                                      (2,671)      (4,297)
         Deferred policy acquisition costs                                 (2,184)        (741)
         Income taxes payable                                               1,497        3,103
         Deferred income tax liability                                       (571)        (961)
         Other, net                                                           705       (2,055)
                                                                        ---------    ---------
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES                             (3,050)       7,764
                                                                        ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale/maturity of:
         Fixed maturities:
               Available for sale                                         402,023      188,545
     Payments for the purchase of:
         Fixed maturities:
               Available for sale                                        (345,265)    (163,676)
               Held to maturity                                            (5,470)        --
     Cash collateral for loaned securities, net                             6,047       (5,519)
     Securities sold under agreement to repurchase, net                   (22,506)        --
     Short-term investments, net                                          (27,086)     (23,475)
                                                                        ---------    ---------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES                              7,743       (4,125)
                                                                        ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Policyholders' account balances:
         Deposits                                                          44,029       84,084
         Withdrawals                                                      (45,895)     (82,199)
                                                                        ---------    ---------
CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES                             (1,866)       1,885
                                                                        ---------    ---------
     Net increase in Cash                                                   2,827        5,524
     Cash, beginning of year                                                   45            3
                                                                        ---------    ---------
CASH, END OF PERIOD                                                     $   2,872    $   5,527
                                                                        =========    =========




                        SEE NOTES TO FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of Pruco Life Insurance Company of New Jersey (the Company) have been prepared in accordance with the requirements of Form 10-Q and generally accepted accounting principles for interim financial information. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K for that year.

The accompanying financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

Certain amounts in the prior years have been reclassified to conform to current year presentation.

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

3. RELATED PARTY TRANSACTIONS

Prudential and the Company have an agreement with respect to administrative services for the Prudential Series Fund. The Company invests in the various portfolios of the Series Fund through the Separate Accounts. Under this agreement, Prudential pays compensation to the Company in the amount equal to a portion of the gross investment advisory fees paid by the Prudential Series Fund. This is recorded as "Asset management fee income" on the Statements of Operations and Comprehensive Income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------

The following analysis should be read in conjunction with the Notes to Financial Statements.

The Company markets individual life insurance, variable life insurance, variable annuities and fixed annuities through Prudential's sales force in New Jersey and New York.

The Company markets its products in the life insurance and annuity sectors of the insurance industry. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressures as the legal barriers which have historically segregated the markets of the financial services industry are being challenged through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds, that are positioned to deliver competing products through large, stable distribution channels.

The Company held $2.43 billion in assets at March 31, 1999 compared to $2.40 billion at December 31, 1998, of which $1.50 billion were held in Separate Accounts in both 1999 and 1998 under variable life insurance policies and variable annuity contracts. The remaining assets consisted primarily of general account investments and deferred policy acquisition costs.

1. RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1999 amounted to $4.0 million, a decrease of $2.0 million or 33.3% from $6.0 million in the three months ended March 31, 1998.

Total insurance revenues, consisting of premiums and policy charges and fee income increased $0.1 million from $12.8 million for the three months ended March 31, 1998 to $12.9 million for the three months ended March 31, 1999. This increase in insurance revenues is primarily attributable to an increase in sales of Discovery Select, a variable annuity retirement type product. Increased sales and appreciation in Separate Account asset values contributed to the growth in assets under management and consequently on fees earned. For Discovery Select, the growth in Separate Account assets under management surpassed March 31, 1998 balances by $233.1 million for a total of $419.3 million as of March 31, 1999.

The Company's net realized investment gains decreased $1.4 million from $1.1 million for the three months ended March 31, 1998 to a loss of $0.3 million for the three months ended March 31, 1999. This decrease in net realized investment gains was primarily due to net sales of fixed maturities during a period of increasing interest rates. These sales were a result of a strategic decision to reallocate money to short term investments.

Asset management fee income increased $0.1 million from $1.4 million for the three months ended March 31, 1998 to $1.5 million for the three months ended March 31, 1999. The portfolio of mutual fund investments related to the Company's Separate Account products is known as The Prudential Series Fund. The Company receives an allocated portion of investment management fees that Prudential earns from the Prudential Series Fund. The increased sales and appreciation in the Separate Account products have resulted in larger fees being received from Prudential.

Interest credited to policyholders' account balances decreased by $1.0 million from $5.3 million for the three months ended March 31, 1998 to $4.3 million for the three months ended March 31, 1999. This decrease is primarily attributable to a decrease in interest crediting rates, partially offset by increased interest credited to policy loans as well as increased fund values due to new sales of Separate Account products.

General, administrative, and other expenses increased $2.6 million from $5.8 million for the three months ended March 31, 1998 to $8.4 million for the three months ended March 31, 1999. The primary reason for the higher level of expenses in 1999 is an increase in deferred policy acquisition costs amortization. The level of deferred policy acquisition costs and, consequently, the amortization of such costs, increased significantly over the past year reflecting strong growth in sales of the Discovery Select Variable Annuity. In addition, amortization of deferred policy acquisition costs in 1998 was reduced as a result of a refinement in estimated gross profit margins.

2. THE YEAR 2000 ISSUE

Prudential has addressed the Year 2000 issue on an enterprise-wide basis; therefore, it is not possible to differentiate Pruco Life of New Jersey's Year 2000 issue from that of the Prudential. Refer to management's discussion of the Year 2000 issue in the December 31, 1998 Form 10-K for the steps taken by Prudential to mitigate the Year 2000 risks.

Prudential believes that the Business Application, Infrastructure and Business Partners components of the Year 2000 project are substantially on schedule. While management expects that a small number of projects may not meet their targeted completion dates, it is anticipated that these projects will be completed by September 1999 so that any delays, if experienced, would not have a significant impact on the timing of the project as a whole.

Prudential is enhancing existing business contingency plans to mitigate Year 2000 risk. These responses are being reviewed and are expected to be finalized by June 1999 to ensure that they are workable under the special conditions of a Year 2000 failure. The contingency plans are substantially on schedule and will be implemented prior to year-end.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

The Company's exposure to market risks and the way these risks are managed, are summarized in Item 7a of the 1998 Form 10K.

                                     PART II
                                     -------

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
--------------------------------------------------

(d)      Information required by Item 701(f) of Regulation S-K:

          (1) The original effective date of the Registration Statement of the Company on Form S-1 was declared effective on February 14, 1997 (Registration No. 333-18053). The registration statement continues to be effective through annual amendments, the most recent filed April 16, 1999 and declared effective April 30, 1999.

          (2) Offering commenced immediately upon effectiveness of the registration statement.

          (3)  Not applicable.

          (4)  (i)    The offering has not been terminated.

               (ii) The managing underwriter of the offering is Prudential Investment Management Services LLC.

               (iii) Market-Value Adjustment Annuity Contracts (also known as modified guaranteed annuity contracts).

               (iv)   Securities registered and sold for the account of the
                      Company:

                           Amount registered*:                                  $ 150,000,000

                           Aggregate price of the offering amount registered:   $ 150,000,000
                           Amount sold*:                                        $  19,589,000
                           Aggregate offering price of amount sold to date:     $  19,589,000

                           * Securities not issued in predetermined units

                           No securities have been registered for the account of any selling security holder.

               (v)    Expenses associated with the issuance of the securities:

                           Underwriting discounts and commissions**             $     685,000
                           Other expenses**                                     $     389,000

                              Total                                             $   1,074,000

                           ** Amounts are estimated and are paid to affiliated parties.

               (vi)   Net offering proceeds:                                    $  18,515,000

               (vii)  Not applicable.

               (viii) Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)     EXHIBITS
        --------

         3(i)(a)  The Articles of Incorporation (as amended through March 11,
                  1983) of Pruco Life Insurance Company of New Jersey are incorporated by reference to Post-effective Amendment No. 26 to the Registration Statement on Form S-6 of Pruco Life of New Jersey Variable Appreciable Account as filed April 28, 1997, Registration No. 2-89780.

         3(i)(b) Amendment to the Articles of Incorporation dated February 12, 1998 is incorporated by reference to Post-Effective Amendment No. 12 to the Registration Statement on Form S-1, of Pruco Life of New Jersey Variable Contract Real Property Account as filed on April 16, 1999, Registration No. 33-20018.

                                    PART II
                                    -------

         3(ii) By-Laws of Pruco Life Insurance Company of New Jersey (as amended through May 5, 1997) are incorporated by reference to Form 10-Q as filed by the Company on August 15, 1997.

         4 Market-Value Adjustment Annuity Contract is incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-18053, as filed November 17, 1995.

         27 Financial Data Schedule is filed herewith in accordance with EDGAR instructions.

                                   SIGNATURES
                                   ----------

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

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  (Registrant)

SIGNATURE                          TITLE                            DATE
---------                          -----                            ----

/s/ ESTHER H. MILNES          President and Director             May 17, 1999
--------------------------
Esther H. Milnes


/s/ DENNIS G. SULLIVAN        Principal Financial Officer and    May 17, 1999
--------------------------    Chief Accounting Officer
Dennis G. Sullivan