Form 10-Q
period 1999-06-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 1999-08-13
CIK 1038509

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                      OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-18053

                         PRUCO LIFE INSURANCE COMPANY
                                 OF NEW JERSEY

            (Exact name of Registrant as specified in its charter)


            New Jersey                                     22-2426091
 --------------------------------          ------------------------------------
  (State or other jurisdiction,              (IRS Employer Identification No.)
  incorporation or organization)


                213 Washington Street, Newark, New Jersey 07102
           --------------------------------------------------------
             (Address of principal executive offices) (Zip Code)


                                (973) 802-5740
           --------------------------------------------------------
             (Registrant's Telephone Number, including area code)



              Indicate by check mark whether the Registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES   X   NO
                                -----    -----

              Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 13, 1999. Common stock, par value of $5 per share: 400,000 shares outstanding

                  PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

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

 PART I - Financial Information
 ------------------------------

         Item 1.  (Unaudited) Financial Statements

                  Statements of Financial Position
                  June 30, 1999 and December 31, 1998                                                    3

                  Statements of Operations and Comprehensive Income
                  Three and six months ended June 30, 1999 and 1998                                      4

                  Statements of Changes in Stockholder's Equity
                  Six months ended June 30, 1999 and the year ended December 31, 1998                    5

                  Statements of Cash Flows
                  Six months ended June 30, 1999 and 1998                                                6

                  Notes to Financial Statements                                                          7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                  9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            11

 PART II - Other Information
 ---------------------------

         Item 2.  Changes in Securities and Use of Proceeds                                             12

         Item 6.  Exhibits and Reports on Form 8-K                                                      12

         Signature Page                                                                                 14

Pruco Life Insurance Company of New Jersey

Statements of Financial Position (Unaudited)
June 30, 1999 and December 31, 1998 (In Thousands)
--------------------------------------------------------------------------------

                                                                                 June 30,          December 31,
                                                                                   1999                1998
                                                                             ------------------   ------------------
ASSETS
Fixed maturities
     Available for sale, at fair value (amortized cost, 1999: $565,653;           $  557,132           $  622,990
     1998: $617,758)
     Held to maturity, at amortized cost (fair value, 1999: $7,285)                    7,470                    -
Policy loans                                                                         142,703              139,443
Short-term investments                                                                60,732               53,761
                                                                                  ------------         -----------
               Total investments                                                     768,037              816,194
Cash                                                                                     763                   45
Deferred policy acquisition costs                                                    122,880              113,923
Accrued investment income                                                             11,752               12,209
Receivable from affiliate                                                             13,211                    -
Other assets                                                                           2,384               15,379
Separate Account assets                                                            1,649,137            1,453,407
                                                                                  -----------          -----------
TOTAL ASSETS                                                                      $2,568,164           $2,411,157
                                                                                  ===========          ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                                   $  413,254           $  414,546
Future policy benefits and other policyholder liabilities                             93,566               89,832
Cash collateral for loaned securities                                                  4,715               34,424
Securities sold under agreements to repurchase                                        14,162               27,210
Income taxes payable                                                                  26,231               25,325
Payable to affiliate                                                                       -                3,492
Other liabilities                                                                     21,698               19,489
Separate Account liabilities                                                       1,646,026            1,450,986
                                                                                  -----------          -----------
Total liabilities                                                                  2,219,652            2,065,304
                                                                                  -----------          -----------
Contingencies (See Note 2)
Stockholder's Equity
Common stock, $5 par value;
        400,000 shares, authorized;
        issued and outstanding at
        June 30, 1999 and December 31, 1998                                            2,000                2,000
Paid-in-capital                                                                      125,000              125,000
Retained earnings                                                                    223,898              217,260
Accumulated other comprehensive income                                                (2,386)               1,593
                                                                                  -----------          -----------
Total stockholder's equity                                                           348,512              345,853
                                                                                  -----------          -----------
TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                                                         $2,568,164           $2,411,157
                                                                                  ===========          ===========

                      See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Operations and Comprehensive Income (Unaudited)
Three and Six Months Ended June 30, 1999 and 1998 (In Thousands)
--------------------------------------------------------------------------------

                                                       Six months ended                     Three months ended
                                                           June 30,                              June 30,

                                                     1999           1998                  1999           1998
                                                -------------------------------      -------------------------------
REVENUES

Premiums                                             $    694        $   529               $   411       $    166
Policy charges and fee income                          26,186         24,518                13,418         11,243
Net investment income                                  24,575         24,096                12,649         12,217
Realized investment (losses) gains, net                (2,139)         1,823                (1,792)           681
Asset management fee income                             3,250          2,601                 1,755          1,155
Other income                                              164             58                    66             15
                                                -------------------------------      -------------------------------

Total revenues                                         52,730         53,625                26,507         25,477
                                                -------------------------------      -------------------------------

BENEFITS AND EXPENSES

Policyholders' benefits                                11,970         12,193                 4,765          4,599
Interest credited to policyholders' account
balances                                                8,925          9,691                 4,645          4,369
General, administrative and other expenses             21,623         17,038                13,186         11,040
                                                -------------------------------      -------------------------------

Total benefits and expenses                            42,518         38,922                22,596         20,008
                                                -------------------------------      -------------------------------

Income before income taxes                             10,212         14,703                 3,911          5,469
                                                -------------------------------      -------------------------------

Income taxes                                            3,574          5,220                 1,269          1,942
                                                -------------------------------      -------------------------------

NET INCOME                                           $  6,638        $ 9,483              $  2,642        $ 3,527
                                                -------------------------------      -------------------------------

     Unrealized gains (losses) on securities,
     net of reclassification adjustment                (3,979)            82                (2,410)         1,705
                                                -------------------------------      -------------------------------

COMPREHENSIVE INCOME                                 $  2,659        $ 9,565               $   232       $  5,232
                                                ===============================      ===============================


                       See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Changes in Stockholder's Equity (Unaudited)
Six Months Ended June 30, 1999 and the Year Ended December 31, 1998
(In Thousands)
--------------------------------------------------------------------------------

                                                                                Accumulated
                                                                                   other            Total
                                       Common       Paid-in-      Retained     comprehensive    stockholder's
                                        stock       capital       earnings         income           equity
                                    ------------- ------------- ------------- ---------------  -----------------
Balance, December 31, 1997              $2,000      $125,000      $185,437            $2,956         $315,393

     Net income                              -             -        31,823                 -           31,823

     Change in unrealized losses on
        securities, net of                   -             -             -            (1,363)          (1,363)
        reclassification
        adjustment
                                    ------------- ------------- ------------- ---------------- -----------------

Balance, December 31, 1998              $2,000      $125,000      $217,260            $1,593         $345,853

     Net income                              -             -         6,638                 -            6,638

     Change in unrealized losses on
        securities, net of                   -             -             -            (3,979)          (3,979)
        reclassification
        adjustment
                                    ------------- ------------- ------------- ---------------- -----------------

Balance, June 30, 1999                  $2,000      $125,000      $223,898         $  (2,386)        $348,512
                                    ============= ============= ============= ================ ==================


                      See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 1999 and 1998 (In Thousands)
--------------------------------------------------------------------------------

                                                                             1999                          1998
                                                                         ---------------              ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $  6,638                    $   9,483
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Policy charges and fee income                                             (4,411)                      (3,692)
     Interest credited to policyholders' account balances                       8,925                        9,691
     Realized investment losses (gains), net                                    2,139                       (1,823)
     Amortization and other non-cash items                                     10,633                          843
     Change in:
         Future policy benefits and other policyholders' liabilities            3,734                        2,350
         Accrued investment income                                                457                          269
         Payable to / Receivable from affiliates, net                         (16,703)                      22,120
         Separate Accounts                                                       (690)                         (93)
         Policy loans                                                          (3,260)                      (6,970)
         Deferred policy acquisition costs                                     (8,957)                      (2,254)
         Income taxes payable                                                     906                       (9,016)
         Other, net                                                            15,204                       (4,649)
                                                                         ---------------              ---------------
Cash Flows From Operating Activities                                           14,615                       16,259
                                                                         ---------------              ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale/maturity of:
         Fixed maturities:
               Available for sale                                             559,840                      298,205
     Payments for the purchase of:
         Fixed maturities:
               Available for sale                                            (510,634)                    (305,188)
               Held to maturity                                                (7,470)                           -
     Cash collateral for loaned securities, net                               (29,709)                      (7,861)
     Securities sold under agreement to repurchase, net                       (13,048)                           -
     Short-term investments, net                                               (6,964)                         103
                                                                         ---------------              ---------------
Cash Flows Used In Investing Activities                                        (7,985)                     (14,741)
                                                                         ---------------              ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Policyholders' account balances:
          Deposits                                                            113,275                      175,341
          Withdrawals                                                        (119,187)                    (175,958)
                                                                         ---------------              ---------------
Cash Flows Used In Financing Activities                                        (5,912)                        (617)
                                                                         ---------------              ---------------
     Net increase in Cash                                                         718                          901
     Cash, beginning of year                                                       45                            3
                                                                         ---------------              ---------------
CASH, END OF PERIOD                                                         $     763                    $     904
                                                                         ===============              ===============


                       See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements (Unaudited)
--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of Pruco Life Insurance Company of New Jersey ("the Company") have been prepared in accordance with the requirements of Form 10-Q and generally accepted accounting principles ("GAAP") for interim financial information. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K for that year.

The Company is a wholly owned subsidiary of Pruco Life Insurance Company ("Pruco Life"), a stock life insurance company organized in 1971 under the laws of the state of Arizona. Pruco Life, in turn, is a wholly owned subsidiary of The Prudential Insurance Company of America ("Prudential"), a mutual insurance company founded in 1875 under the laws of the state of New Jersey.

The accompanying financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

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


3.  RELATED PARTY TRANSACTIONS

Prudential and the Company have an agreement with respect to administrative services for the Prudential Series Fund ("Series Fund"), the portfolio of mutual fund investments related to the Company's Separate Account products. Under this agreement, Prudential pays compensation to the Company in the amount equal to a portion of the gross investment advisory fees paid by the Series Fund. This is recorded as "Asset management fee income" in the Statements of Operations and Comprehensive Income.

Prudential and the Company operate under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential. During the first six months of 1999, Prudential reviewed and modified its methods for determining the level of administrative expenses charged to the Company. As a result, the level of such expenses has increased significantly over the 1998 levels.


4.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities". The new accounting treatment required by this statement will not affect the Company's liquidity or the ultimate economic gain or loss from its derivative positions. However, it may affect the way the Company recognizes changes in value of some of its derivatives and derivative-like contract features, and this could lead to more volatility in the Company's reported income statement results, especially on a quarterly basis.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Under previous accounting standards, companies could defer recognizing changes in the value of derivatives used to hedge various risks if certain conditions were met. Under the new accounting standards, all derivatives must be reported at fair value each quarter, but if special hedge accounting requirements are met this change in fair value may be offset, entirely or partially, by also recognizing the corresponding change in value of the hedged item. Since the Company already marks most of its derivative positions to market each quarter, the Company does not expect this new treatment to materially increase its net income volatility assuming the Company continues its current derivative and hedging strategies.

While the Statement does not apply to most traditional insurance contracts, some contracts may contain features that can affect settlement amounts similarly to derivatives. For these contracts, the new standards call for separate accounting for the "host contract" and the "embedded derivative", leading to mark-to-market for the "embedded derivative" features that was not previously required. While the Company's economic results from these contracts are also unaffected, this accounting could lead to increased volatility in the quarterly income statement results it reports.

The Company has not yet completed its assessment of the impact of the statement, and its effect on the Company depends, among other things, on its derivative positions and hedging strategies after the date of adoption. The Company is required to adopt this statement no later than January 1, 2001.

Cautionary Note Regarding Forward-Looking Statements

Certain of the statements included in this document may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "intends," "plans," "assumes," "estimates," "projects," or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. These forward looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ materially from estimates or expectations reflected in such forward-looking statements including, without limitation, changes in general economic conditions, including the performance of financial markets and interest rates; market acceptance of new products and distribution channels; competitive, regulatory or tax changes that affect the cost or demand for the Company's products; and adverse litigation results. While the Company reassesses material trends and uncertainties affecting its financial condition and results of operations, it does not intend to review or revise any particular forward-looking statement referenced in this document in light of future events. The information referred to above should be considered by readers when reviewing any forward-looking statements contained in this document.


Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations.
         ----------------------

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

Competition in the annuity industry particularly, is very intense. In the annuity marketplace, with respect to variable annuities, investment and product features as well as distribution capability are critical to the ability to compete. Demographic trends and the concerns over the viability of Social Security have resulted in the need to provide consumers with long term retirement alternatives. Given the strong growth within the retirement savings market, the level of competition has increased significantly not only from other insurance companies but from other financial intermediaries as well. Product sales and asset retention are a function of investment performance, product features, customer service, distribution capability and product pricing.

The Company held $2.6 billion in assets at June 30, 1999 compared to $2.4 billion at December 31, 1998, of which $1.6 billion and $1.5 billion were held in Separate Accounts in 1999 and 1998 respectively under variable life insurance policies and variable annuity contracts. The remaining assets consisted primarily of general account investments and deferred policy acquisition costs.


1.  Results of Operations

For the six months ended June 30, 1999 and June 30, 1998
--------------------------------------------------------

Net income for the six months ended June 30, 1999 amounted to $6.6 million, a decrease of $2.9 million or 30.5% from $9.5 million in the six months ended June 30, 1998.

Total insurance revenues, consisting of premiums and policy charges and fee income increased $1.9 million from $25.0 million for the six months ended June 30, 1998 to $26.9 million for the six months ended June 30, 1999. This increase in insurance revenues is primarily attributable to increased fees generated from asset appreciation in the Separate Account . Appreciation in Separate Account asset values contributed to the growth in assets under management and consequently in policy charges and fees earned. For the Discovery Select Variable Annuity ("Discovery Select"), Separate Account assets under management increased by $243.8 million to $511.3 million as of June 30, 1999 from the June 30, 1998 level.

The Company's net realized investment gains decreased $3.9 million from $1.8 million for the six months ended June 30, 1998 to a loss of $2.1 million for the six months ended June 30, 1999. The decrease in net realized investment gains was primarily due to net sales of fixed maturities during a period of increasing interest rates. These sales were a result of strategic decision to reallocate money to short term investments.

Asset management fee income increased $0.6 million from $2.6 million for the six months ended June 30, 1998 to $3.2 million for the six months ended June 30, 1999. Appreciation in the Separate Account products have generated an increase in asset management fee income from the Series Fund.

Interest credited to policyholders' account balances decreased by $0.8 million from $9.7 million for the six months ended June 30, 1998 to $8.9 million for the six months ended June 30, 1999. This decrease is primarily attributable to a decline in crediting rates.

General, administrative, and other expenses increased $4.6 million from $17.0 million for the six months ended June 30, 1998 to $21.6 million for the six months ended June 30, 1999. The primary reason for the higher level of expenses in 1999 is a change in Prudential's allocation methodology for expenses billed to the Company resulting in an increase in non-deferrable expenses.


For the three months ended June 30, 1999 and June 30, 1998
----------------------------------------------------------

Net income for the three months ended June 30, 1999 amounted to $2.6 million, a decrease of $0.9 million or 25.7% from $3.5 million in the six months ended June 30, 1998.

Total insurance revenues, consisting of premiums and policy charges and fee income increased $2.4 million from $11.4 million for the three months ended June 30, 1998 to $13.8 million for the three months ended June 30, 1999. This increase in insurance revenues is primarily attributable to appreciation in Separate Account assets. Appreciation in Separate Account asset values was the primary contribution to the growth in assets under management and consequently on fees earned.

The Company's net realized investment gains decreased $2.5 million from $0.7 million for the three months ended June 30, 1998 to a loss of $1.8 million for the three months ended June 30, 1999. The decrease in net realized investment gains was primarily due to net sales of fixed maturities during a period of increasing interest rates. These sales were a result of strategic decision to reallocate money to short term investments.

Asset management fee income increased $0.6 million from $1.2 million for the three months ended June 30, 1998 to $1.8 million for the three months ended June 30, 1999. Appreciation in the Separate Account products have generated an increase in asset management fee income from the Series Fund.

General, administrative, and other expenses increased $2.2 million from $11.0 million for the three months ended June 30, 1998 to $13.2 million for the three months ended June 30, 1999. The primary reason for the higher level of expenses in the three months ended June 30, 1999 is a change in Prudential's allocation methodology for expenses billed to the Company resulting in an increase in non-deferrable expenses.


2.  The Year 2000 Issue

Prudential has addressed the Year 2000 issue on an enterprise-wide basis; therefore, it is not possible to differentiate the Company's Year 2000 issue from that of Prudential. Refer to management's discussion of the Year 2000 issue in the December 31, 1998 Form 10-K for the steps taken by Prudential to mitigate the Year 2000 risks.

The Business application, Infrastructure and Business Partners components of Prudential's Year 2000 project are substantially complete. Although a small number of projects did not meet their targeted completion dates in the second quarter, Prudential expects all projects will be completed by September, 1999. Accordingly, these delays do not have a significant impact on the timing of the project as a whole.

Prudential believes that the Year 2000 project is substantially on schedule. Prudential is continuing to review and update their contingency plans until 2000 in an effort to reduce the level of uncertainty about the effect of the Year 2000 issue and further mitigate risk. Prudential believes that, with the completion of the Year 2000 program as scheduled, the possibility of significant interruptions of normal operations will be reduced.

Prudential has investment securities that are both publicly traded and privately placed. Prudential is exposed to the risk that issuers of these investments will be adversely affected by Year 2000 issues. Prudential assesses the impact which Year 2000 issues may have on our investments as part of due diligence for proposed new investments as well as their ongoing review of current portfolio holdings. Any recommended actions with respect to particular investments consider the disclosed potential impact of Year 2000 on the issuer.

The Year 2000 costs allocated to the Company to date are not material to its operations and financial position. Moreover, the forecasted allocated Year 2000 costs are not expected to have a material impact on the Company's ability to meet its contractual commitments. The discussion of the Year 2000 issue herein, and in particular the Company's plans to remediate this issue and estimated costs thereof, are forward-looking in nature.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The Company's exposure to market risks and the way these risks are managed, are summarized in Item 7a of the 1998 Form 10K.

                                   PART II
                                   -------

Item 2.  Changes in Securities and Use of Proceeds.
---------------------------------------------------

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

                  (ii) The managing underwriter of the offering is Prudential Investment Management Services LLC.

                  (iii) Market-Value Adjustment Annuity Contracts (also known as modified guaranteed annuity contracts).

                  (iv)   Securities registered and sold for the account of the
                         Company:

                           Amount registered*:                    $ 150,000,000
                           Aggregate price of the offering
                              amount registered:                  $ 150,000,000
                           Amount sold*:                          $  21,230,000
                           Aggregate offering price of amount
                              sold to date:                       $  21,230,000

                           * Securities not issued in predetermined units

                           No securities have been registered for the account
                              of any selling security holder.

                  (v)    Expenses associated with the issuance of the
                          securities:

                           Underwriting discounts and
                              commissions**                       $     743,000
                           Other expenses**                       $     485,000
                              Total                               $   1,228,000

                           ** Amounts are estimated and are paid to affiliated
                              parties.

                  (vi)   Net offering proceeds:                    $  20,002,000

                  (vii)  Not applicable.

                  (viii) Not applicable.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a)      Exhibits

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

                                   PART II
                                   -------

         3(ii)a By-Laws of Pruco Life Insurance Company of New Jersey (as amended through May 5, 1997) are incorporated by reference to Form 10-Q as filed by the Company on August 15, 1997.

         3(ii)b Incorporated by reference to Form S-6, filed on August 13, 1999 on behalf of the Pruco Life Insurance Company of New Jersey Variable Appreciable account.

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

                  PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                 (Registrant)





Signature                       Title                         Date
---------                       -----                         -----


/s/ ESTHER H. MILNES            President and Director        August 13, 1999
-----------------------
Esther H. Milnes


/s/ DENNIS G. SULLIVAN          Principal Financial Officer   August 13, 1999
-----------------------         and Chief Accounting Officer
Dennis G. Sullivan