Form 10-Q
period 1999-09-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 1999-11-15
CIK 1038509

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-18053

                          PRUCO LIFE INSURANCE COMPANY
                                  OF NEW JERSEY

             (Exact name of Registrant as specified in its charter)

              New Jersey                                   22-2426091
-------------------------------------------    ---------------------------------
(State or other jurisdiction, incorporation    (IRS Employer Identification No.)
          or organization)

                    213 Washington Street, Newark, New Jersey
                    -----------------------------------------
                    (Address of principal executive offices )

                                 (973) 802-2042
                    -----------------------------------------
                    (Registrant's Telephone Number, including

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

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 15, 1999. Common stock, par value of $5 per share: 400,000 shares outstanding

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10Q and is filing this form with reduced disclosure.

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

PART I - Financial Information
------------------------------

      Item 1. (Unaudited) Financial Statements

            Statements of Financial Position
            September 30, 1999 and December 31, 1998                           3

            Statements of Operations and Comprehensive Income
            Nine and Three months ended September 30, 1999 and 1998            4

            Statements of Cash Flows
            Nine months ended September 30, 1999 and 1998                      5

            Notes to Financial Statements                                      6

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              8

PART II - Other Information
---------------------------

      Item 6. Exhibits and Reports on Form 8-K                                 9

      Signature Page                                                          10

Pruco Life Insurance Company of New Jersey

Statements of Financial Position
September 30, 1999 (Unaudited) and December 31, 1998 (In Thousands)
--------------------------------------------------------------------------------

                                                                     September 30,   December 31,
                                                                          1999           1998
                                                                      -----------    -----------
ASSETS
Fixed maturities
     Available for sale, at fair value (amortized
     cost, 1999: $627,427, 1998: $617,758)                            $   615,727    $   622,990
     Held to maturity, at amortized cost (fair value, 1999: $7,124)         7,470             --
Policy loans                                                              142,625        139,443
Short-term investments                                                      5,998         53,761
                                                                      -----------    -----------
               Total investments                                          771,820        816,194
Cash                                                                           26             45
Deferred policy acquisition costs                                         123,071        113,923
Accrued investment income                                                  13,155         12,209
Receivable from affiliate                                                   5,469             --
Other assets                                                                  120         15,379
Separate Account assets                                                 1,612,472      1,453,407
                                                                      -----------    -----------
TOTAL ASSETS                                                            2,526,133      2,411,157
                                                                      ===========    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                       $   413,663    $   414,774
Future policy benefits and other policyholder liabilities                  90,586         89,604
Cash collateral for loaned securities                                      11,950         34,424
Securities sold under agreements to repurchase                             16,073         27,210
Income taxes                                                               27,727         25,325
Payable to affiliate                                                           --          3,492
Other liabilities                                                           6,062         19,489
Separate Account liabilities                                            1,608,731      1,450,986
                                                                      -----------    -----------
Total liabilities                                                       2,174,792      2,065,304
                                                                      -----------    -----------
Contingencies (See Note 2)
Stockholder's Equity
Common stock, $5 par value;
        400,000 shares, authorized;
        issued and outstanding                                              2,000          2,000
Paid-in-capital                                                           125,000        125,000
Retained earnings                                                         227,964        217,260
Accumulated other comprehensive income                                     (3,623)         1,593
                                                                      -----------    -----------
Total stockholder's equity                                                351,341        345,853
                                                                      -----------    -----------
TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                                             $ 2,526,133    $ 2,411,157
                                                                      ===========    ===========

                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Operations and Comprehensive Income (Unaudited)
Nine and Three Months Ended September 30, 1999 and 1998 (In Thousands)
--------------------------------------------------------------------------------

                                                  Nine months ended     Three months ended
                                                     September 30,        September 30,

                                                  1999        1998       1999        1998
                                                --------    --------   --------    --------
REVENUES

Premiums                                        $  1,773    $  1,384   $    159    $    846
Policy charges and fee income                     38,895      38,070     13,629      13,558
Net investment income                             37,288      35,680     12,713      11,584
Realized investment (losses) gains, net           (2,661)      7,176       (522)      5,353
Asset management fee income                        4,876       4,188      1,626       1,586
Other income                                       4,145       3,094      1,524         998
                                                --------    --------   --------    --------

Total revenues                                    84,316      89,592     29,129      33,925
                                                --------    --------   --------    --------

BENEFITS AND EXPENSES

Policyholders' benefits                           19,906      22,646      5,479       7,963
Interest credited to policyholders' account
balances                                          14,042      14,195      5,117       4,952
General, administrative and other expenses        33,901      24,792     12,278       7,754
                                                --------    --------   --------    --------

Total benefits and expenses                       67,849      61,633     22,874      20,669
                                                --------    --------   --------    --------

Income before income taxes                        16,467      27,959      6,255      13,256

Income taxes                                       5,763       9,786      2,189       4,566
                                                --------    --------   --------    --------

NET INCOME                                      $ 10,704    $ 18,173   $  4,066    $  8,690
                                                --------    --------   --------    --------

     Unrealized gains (losses) on securities,
     net of reclassification adjustment           (5,216)      3,982     (1,237)      3,900
                                                --------    --------   --------    --------

COMPREHENSIVE INCOME                            $  5,488    $ 22,155   $  2,829    $ 12,590
                                                ========    ========   ========    ========

                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 1999 and 1998 (In Thousands)
--------------------------------------------------------------------------------

                                                                          1999          1998
                                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $  10,704    $  18,173
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Policy charges and fee income                                         (8,630)      (4,599)
     Interest credited to policyholders' account balances                  14,042       14,195
     Realized investment losses (gains), net                                2,661       (7,176)
     Amortization and other non-cash items                                 12,569        1,058
     Change in:
         Future policy benefits and other policyholders' liabilities          982        2,511
         Accrued investment income                                           (946)       1,516
         Payable to / Receivable from affiliates, net                      (8,961)        (687)
         Separate Accounts                                                 (1,320)      (6,631)
         Policy loans                                                      (3,182)     (10,068)
         Deferred policy acquisition costs                                 (9,148)      (3,149)
         Income taxes                                                       2,402       (1,041)
         Other, net                                                         1,832       (3,303)
                                                                        ---------    ---------
Cash Flows From Operating Activities                                       13,005          799
                                                                        ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale/maturity of:
         Fixed maturities:
               Available for sale                                         637,300      583,157
     Payments for the purchase of:
         Fixed maturities:
               Available for sale                                        (650,987)    (546,154)
               Held to maturity                                            (7,470)          --
     Cash collateral for loaned securities, net                           (22,474)      (3,800)
     Securities sold under agreement to repurchase, net                   (11,137)          --
     Short-term investments, net                                           47,771      (32,673)
                                                                        ---------    ---------
Cash Flows Used In Investing Activities                                    (6,997)         530
                                                                        ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Policyholders' account balances:
          Deposits                                                        195,689      239,687
          Withdrawals                                                    (201,716)    (241,128)
     Proceeds from issuance of affiliated notes payable                        --        7,000
                                                                        ---------    ---------
Cash Flows Used In Financing Activities                                    (6,027)       5,559
                                                                        ---------    ---------
     Net increase in Cash                                                     (19)       6,888
     Cash, beginning of year                                                   45            3
                                                                        ---------    ---------
CASH, END OF PERIOD                                                     $      26    $   6,891
                                                                        =========    =========

                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements (Unaudited)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q on the basis of generally accepted accounting principles. These interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair presentation of the results of operations and financial condition of Pruco Life of New Jersey ("the Company"), a wholly owned subsidiary of Pruco Life Insurance Company ("Pruco Life"), for the interim periods presented. Pruco Life, in turn, is a wholly owned subsidiary of The Prudential Insurance Company of America ("Prudential"). All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. Certain amounts in the Company's prior year financial statements have been reclassified to conform with the 1999 presentation. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2. CONTINGENCIES

Several actions, based on complaints about sales practices engaged in by Prudential, the Company and agents, have been brought against the Company on behalf of those persons who purchased life insurance policies. Prudential has agreed to indemnify the Company for any and all losses resulting from such litigation.

In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the Company's financial position or results of operations of the Company.

3. RELATED PARTY TRANSACTIONS

Prudential and the Company operate under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential. Prudential periodically reviews its methods for determining the level of administrative expenses charged to the Company. During 1999, Prudential revised its allocation methodology to more closely align allocations based on business processes, resulting in increased allocations from 1998 levels. In addition, the method of allocating distribution costs to individual annuity products was modified during 1999 such that allocated costs exceeding an agreed upon amount remained with Prudential instead of being allocated to non-annuity products within the Company. Management believes that the updated methodology is reasonable and better reflects actual costs incurred by Prudential to process transactions on behalf of the Company.

The Company receives asset management fee income from Pruco Life for its policyholder account balances invested in the Prudential Series Fund ("PSF") managed by Pruco Life. This is recorded as "Asset management fee income" in the Statements of Operations and Comprehensive Income.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements (Unaudited)
--------------------------------------------------------------------------------

4. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities." The new accounting treatment required by this statement will not affect the Company's liquidity or the ultimate economic gain or loss from its derivative positions. However, it may affect the way the Company recognizes changes in value of some of its derivatives and derivative-like contract features, and this could lead to more volatility in the Company's reported income statement results, especially on a quarterly basis.

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

While the Statement does not apply to most traditional insurance contracts, some contracts may contain features that can affect settlement amounts similarly to derivatives. For these contracts, the new standard calls for separate accounting for the "host contract" and the "embedded derivative," leading to mark-to-market for the "embedded derivative" features that was not previously required. While the Company's economic results from these contracts are also unaffected, this accounting could lead to increased volatility in the quarterly income statement results it reports.

The Company has not yet completed its assessment of the impact of the statement, and its effect on the Company depends, among other things, on its derivative positions and hedging strategies after the date of adoption. The Company is required to adopt this statement no later than January 1, 2001.

Cautionary Note Regarding Forward-Looking Statements

Certain of the statements included in this document may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "intends," "plans," "assumes," "estimates," "projects," or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. These forward looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ materially from estimates or expectations reflected in such forward-looking statements including, without limitation, changes in general economic conditions, including the performance of financial markets and interest rates; market acceptance of new products and distribution channels; competitive, regulatory or tax changes that affect the cost or demand for the Company's products; and adverse litigation results. While the Company reassesses material trends and uncertainties affecting its financial condition and results of operations, it does not intend to review or revise any particular forward-looking statement referenced in this document in light of future events. The information referred to below should be considered by readers when reviewing any forward-looking statements contained in this document.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10Q and is filing this form with reduced disclosure.

For the nine months ended September 30, 1999 and September 30, 1998
-------------------------------------------------------------------

Net income for the nine months ended September 30, 1999 was $10.7 million, a decrease of $7.5 million or 41.2% from $18.2 million in the nine months ended September 30, 1998.

The Company's net realized investment gains decreased $9.9 million from $7.2 million for the nine months ended September 30, 1998 to a loss of $2.7 million for the nine months ended September 30, 1999; the decrease was primarily due to net sales activity of fixed maturities during a period of increasing interest rates.

Policyholders' benefits decreased $2.7 million for the nine months ended September 30, 1999 to $19.9 million from $22.6 million for the nine months ended September 30, 1998. This decrease in policyholder's benefits is largely attributable to a decrease in claims processed during 1999.

General, administrative, and other expenses increased $9.1 million from $24.8 million for the nine months ended September 30, 1998 to $33.9 million for the nine months ended September 30, 1999. The primary reason for the higher level of expenses in 1999 is a change in Prudential's allocation methodology for expenses billed to the Company resulting in an increase in non-deferrable expenses. The increase in expenses was partially offset by a reduction in distribution costs allocated to the Company's annuity products by Prudential.

                                     PART II
                                     -------

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

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  (Registrant)

Signature                  Title                               Date
---------                  -----                               ----


/s/ Esther H. Milnes       President and Director              November 15, 1999
------------------------
Esther H. Milnes


/s/ Dennis G. Sullivan     Principal Financial Officer         November 15, 1999
------------------------   and Chief Accounting Officer
Dennis G. Sullivan