Form 10-K
period 1999-12-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2000-03-30
CIK 1038509

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

Commission file number 333-18053

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              New Jersey                                  22-2426091
------------------------------                       -------------------
 (State or other jurisdiction,                         (IRS Employer
incorporation or organization)                       Identification No.)

                 213 Washington Street, Newark, New Jersey 07102
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (973) 802-2042
              ----------------------------------------------------
              (Registrant's Telephone Number, including area code)

        Securities registered pursuant to Section 12 (b) of the Act: NONE

        Securities registered pursuant to Section 12 (g) of the Act: NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

         State the aggregate market value of the voting stock held by non-affiliates of the registrant: NONE

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 2000. Common stock, par value of $5 per share: 400,000 shares outstanding

       Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (I) (1) (a) and (b) on Form 10-K and
        is therefore filing this Form with the reduced disclosure format.

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  (Registrant)

                                      INDEX

Item No.                                                                              Page No.
--------                                                                              --------
Cover Page                                                                                 -

Index                                                                                      2

                                     PART I

  1.     Business                                                                          3

  2.     Properties                                                                        3

  3.     Legal Proceedings                                                                 3

                                     PART II

  5.     Market for Registrant's Common Equity and Related Stockholders' Matters           4

  7.     Management's Discussion and Analysis of Financial Position
              and Results of Operations                                                    4

  8.     Financial Statements and Supplementary Data                                      12

  9.     Changes in and Disagreements with Independent Accountants on
              Accounting and Financial Disclosure                                         12

                                    PART III

  14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                  13

         Exhibit Index                                                                    13

         Signatures                                                                       15

                                     PART 1

Item 1.  Business

Pruco Life Insurance Company of New Jersey ("the Company") is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. The Company is licensed to sell individual life insurance, variable life insurance, variable annuities, and fixed annuities ("the Contracts") only in the states of New Jersey and New York.

The Company is a wholly owned subsidiary of Pruco Life Insurance Company ("Pruco Life"), a stock life insurance company organized in 1971 under the laws of the state of Arizona. Pruco Life, in turn, is a wholly owned subsidiary of The Prudential Insurance Company of America ("Prudential"), a mutual insurance company founded in 1875 under the laws of the state of New Jersey. Prudential is currently considering reorganizing itself into a publicly traded stock company through a process known as "demutualization." On February 10, 1998, Prudential's Board of Directors authorized management to take the preliminary steps necessary to allow Prudential to demutualize. On July 1, 1998, legislation was enacted in New Jersey that would permit this conversion to occur and that specified the process for conversion. Demutualization is a complex process involving development of a plan of reorganization, adoption of a plan by Prudential's Board of Directors, a public hearing, review and approval by two-thirds of the qualified policyholders who vote on the plan and review and approval by the New Jersey Department of Banking and Insurance. Prudential's management is in the process of developing a proposed plan of demutualization, although there can be no assurance that Prudential's Board of Directors will approve such a plan.

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products, and individual annuities.

Item 2.  Properties

Not applicable.

Item 3.  Legal Proceedings

Various lawsuits against the Company have arisen in the course of the Company's business. In certain of these matters, large and/or indeterminate amounts are sought.

On October 28, 1996, the Company entered into a Stipulation of Settlement with attorneys for the plaintiffs in a consolidated class action lawsuit pending in a Multi-District Litigation proceeding in the U.S. District Court for the District of New Jersey. The class action suit involved alleged improprieties in connection with the sale, servicing and operation of permanent life insurance policies from 1982 through 1995. Pursuant to the settlement, the Company has participated in a remediation program pursuant to which relief was offered to policyowners who were misled when they purchased permanent life insurance policies in the United States from 1982 to 1995. Prudential has agreed to indemnify the Company for any liability incurred in connection with that litigation.

The balance of the Company's litigation is subject to many uncertainties, and given the complexity and scope, the outcomes cannot be predicted with precision. Management believes that any ultimate liability which could result from such litigation would not have a material adverse effect on the Company's financial position.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholders' Matters

The Company is a wholly-owned subsidiary of Pruco Life. There is no public market for the Company's common stock.

Item 7. Management's Discussion and Analysis of Financial Position and Results of Operations.

The following analysis should be read in conjunction with the Notes to Financial Statements.

The Company markets individual life insurance, variable life insurance, variable annuities, and fixed annuities through Prudential's sales force in New Jersey and New York. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressures as the legal barriers which have historically segregated the markets of the financial services industry have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds, that are positioned to deliver competing investment products through large, stable distribution channels.

The Company's Results of Operations and Changes in Statements of Financial Position are described below.

1. Results of Operations

Net income for the year ended December 31, 1999 was $12.8 million, a decrease of $19.0 million from $31.8 million earned in the year ended December 31, 1998. The decrease was due to revenues that were $11.9 million lower than 1998 primarily due to realized losses from bond sales and expenses that were $17.8 million higher mainly from general and administrative expenses, offset somewhat by a decrease in the tax provision of $10.7 million.

(a) 1999 versus 1998

Premiums decreased by $.6 million to $6.7 million for the year ended December 31, 1999 from $7.3 million for the year ended December 31, 1998. The majority of the premiums, approximately $5.9 million in each of the two years, represent income from extended term or reduced paid-up life insurance. As an option in the event of a lapse, individual variable life insurance policies provide policyholders with additional extended term or reduced paid-up life insurance based on the amount that can be purchased with the remaining cash value of the contract (if the contractholder does not elect to receive the remaining cash value as a cash distribution). The application of the remaining cash value to purchase such coverage is recorded as premium revenue in the Statement of Operations.

Policy charges and fee income, primarily consisting of expense, mortality, loading and other insurance charges assessed on policyholder account balances, decreased by $.5 million to $52.7 million in 1999 from $53.2 million in 1998. The decrease is a result of lower fee income on variable life products due to decreased sales in 1999, offset somewhat by increases in annuity fee income. The annuity income increase reflects the growth in Separate Accounts as a result of the strong equity market and increased sales and exchanges of the Discovery Select annuity product. The Exchange Program provides the contractholders of older Prudential, Pruco Life or Pruco Life of New Jersey annuity products an opportunity to convert to the Discovery Select product.

Net investment income increased slightly by $.6 million to $47.6 million for the year ended December 31, 1999 from $47.0 million at year ended December 31, 1998. The General Account investment portfolio, consisting primarily of bonds, decreased from $818.6 million to $766.5 million in 1999 as new cash inflows were primarily invested in Separate Accounts; however the average asset balance in 1999 was slightly higher than in 1998. The yield also remained approximately the same at 6.75% in 1999 versus 6.79% in 1998, therefore the income remained relatively constant between the two years.

Realized investment losses, net were $5.0 million for the year ended December 31, 1999 compared to realized investment gains, net of $8.4 million for the year ended December 31, 1998. This variance reflects the sale of debt securities in 1999 during a period of rising interest rates.

Asset management fees increased by $1.8 million to $7.4 million at December 31, 1999 from $5.6 million at December 31, 1998. These fees represent investment advisory fees collected from the Prudential Series Funds ("PSF"), a portfolio of mutual fund investments related to the Company's Separate Account products. The increase was due to a $376.5 million increase in Separate Account assets in 1999 as a result of strong equity markets and increased sales and exchanges of the Discovery Select product.

Policyholder benefits were $26.2 million for the year ended December 31, 1999, a decrease of $4.5 million from $30.7 million for the year ended December 31, 1998. The decrease is related to variable life contracts, as death claims are $3.1 million less and reserve changes are $1.4 million less than last year. The reserve variance is primarily attributable to fewer extended term policies. Annuity policyholder benefits remained the same in the two years.

Interest credited to policyholder account balances for the year ended December 31, 1999 was $18.8 million, a slight decrease of $.2 million from $19.0 million in 1998. Variable life contracts had approximately the same average policyholder account balance of $245.0 million and an interest credited rate of 4.6% in the two years. Interest credited on annuity products was $7.7 million in both years as the average policyholder balance increased slightly by $3.0 million while the average crediting rate dropped about 20 basis points.

General, administrative and other expenses, net of capitalization and amortization of deferred policy acquisition costs ("DAC"), increased $22.5 million to $45.1 million at year end December 31, 1999 from $22.6 million at December 31, 1998. The increase was primarily the result of the implementation of a new expense allocation methodology from Prudential. This new allocation process shifts a greater amount of expenses to products requiring more complex business processes and more transactions, such as variable products which allow policyholders to make changes in their investment portfolio. These allocated expenses include distribution expenses from Prudential's retail agency network. Beginning in 1999, market based distribution transfer pricing was the basis for allocating costs to each product line that distributes products through Prudential's retail agency network. A majority of these distribution expenses have been capitalized by the Company as DAC. In addition, there was an increase over the prior year in DAC amortization of $10.3 million, the majority of which reflects refinements in the gross profit margin used to amortize DAC.

(b) 1998 versus 1997

Total insurance revenues, consisting of premiums and policy charges and fee income decreased $3.1 million for the year ended December 31, 1998 to $60.4 million from $63.5 million for the year ended December 31, 1997, due to a decline in the number of life insurance policies in force.

The Company's net investment income increased $.7 million for the year ended December 31, 1998 to $47.0 million from $46.3 million for the year ended December 31, 1997. Realized investment gains, net, increased $6.7 million for the year ended December 31, 1998 to $8.4 million from $1.7 million for the year ended December 31, 1997, primarily due to the sale of fixed maturities in 1998 during a period of declining interest rates.

Asset management fees increased by $.3 to $5.6 million at December 31, 1998 from $5.3 million at December 31, 1997 due to an increase in the Separate Account portfolio.

Policyholders' benefits decreased $9.0 million for the year ended December 31, 1998 to $30.7 million from $39.7 million for the year ended December 31, 1997. This decrease is attributable to a favorable change in reserves due to better than expected mortality experience.

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

General, administrative and other expenses decreased $4.9 million for the year ended December 31, 1998 to $22.6 million compared to $27.5 million for the year ended December 31, 1997. This decrease is primarily attributable to refinements in the DAC amortization model leading to comparably lower 1998 expenses. Offsetting this decrease was an increase in sales volume of Discovery Select which resulted in a corresponding increase in expenses. In addition to the increased sales volume, Prudential's expense allocation methodology changed late in 1998, resulting in increased expenses allocated to the Company.

Changes in Financial Position

1999 versus 1998

The Company had $2.8 billion in assets at December 31, 1999 compared to $2.4 billion at December 31, 1998 of which $1.8 billion and $1.5 billion were held in Separate Accounts in 1999 and 1998, respectively supporting variable life insurance policies and variable annuity contracts. The remaining assets consisted primarily of General Account investments in bonds, policy loans, short-term investments and DAC. For discussion of investments, see "Investment Portfolio and Investment Strategies" below.

Investment Portfolio and Investment Strategies

The Company's investment portfolio supports its insurance and annuity liabilities and other obligations to customers for which it assumes investment related risks. The portfolio was comprised of total investments amounting to $766.5 million at December 31, 1999, versus $818.6 million at December 31, 1998. A diversified portfolio of publicly traded bonds, private placement investments and short term investments is managed under strategies intended to maintain optimal asset mix consistent with current and anticipated cash flow requirements of the related obligations. The risk tolerance reflects the Company's aggregate capital position, exposure to business risk, liquidity and rating agency considerations.

The asset management strategy for the portfolio is set in accordance with an investment policy statement developed and coordinated within the Company by the Portfolio Management Group, agreed to by senior management, and approved by the Company's Board of Directors. In managing the investment portfolio, the long term objective is to generate favorable investment results through asset-liability management, strategic and tactical asset allocation and asset manager selection. Asset mix strategies are constrained by the need to match asset structure to product liabilities, considering the underlying income and return characteristics of investment alternatives and seeking to closely approximate the interest rate sensitivity of the asset portfolio with the estimated interest rate sensitivity of the product liabilities. Asset mix strategies also include maintenance of broad diversification across asset classes, issuers and sectors; effective utilization of capital while maintaining liquidity believed to be adequate to satisfy cash flow requirements; and achievement of competitive performance. The major categories of invested assets, quality across the portfolio, and recent activities to manage the portfolio are discussed below.

Fixed Maturities

The fixed maturity portfolio is diversified across maturities, sectors and issuers. The Company has classified all publicly traded securities as "available for sale" or "AFS". As of December 31, 1999 and 1998, approximately 96% and 100% respectively, of privately traded securities, were classified as AFS. The remainder of the privately placed fixed maturities were classified as "held to maturity" or "HTM". "Available for sale" securities are carried in the Statements of Financial Position at fair value, with unrealized gains and losses (after certain related adjustments) recognized by credits and charges to stockholder's equity. Securities "held to maturity" are carried at amortized cost, and unrealized gains or losses on these securities are not recognized in the financial statements. Fixed maturities totaled $592.8 million (AFS fair value of $585.3 million and HTM amortized cost of $7.5 million), a decrease of $30.2 million compared to December 31, 1998. The decrease resulted primarily from a rising interest rate environment during most of 1999, causing a decrease in fair value of the assets.

                                   December 31, 1999                           December 31, 1998
                        ---------------------------------------      --------------------------------------
                                                         Net                                         Net
                        Amortized      Estimated     Unrealized      Amortized      Estimated    Unrealized
                          Cost        Fair Value      (Losses)         Cost        Fair Value       Gains
                        ---------     ----------     ----------      ---------     -----------   ----------
                                                          (In Thousands)
Fixed maturities
Publicly traded         $ 430,167      $ 414,695      $(15,472)       $537,339       $541,874      $  4,535
Privately placed          181,526        177,514       ( 4,012)         80,419         81,116           697

                        ---------      ---------      --------        --------       --------      --------
Total                   $ 611,693      $ 592,209      $(19,484)       $617,758       $622,990      $  5,232
                        =========      =========      ========        ========       ========      ========

At December 31, 1999, the net unrealized losses on the AFS fixed maturity portfolio totaled losses of $19.5 million compared to gains of $5.2 million at December 31, 1998. The decrease is primarily due to an increasing interest rate environment for most of 1999.

The average asset base increased slightly while gross investment income and yields were relatively unchanged from year to year. During 1999, there was a reallocation from government securities to the retail and wholesale sector. In addition, the Company's holdings of private placement fixed maturities totaled $177.5 million and constituted 30% of total fixed maturities portfolio at December 31, 1999 compared to $81.1 million representing 13% in 1998. These investments generally offer higher yields than comparable quality public market securities and increase the diversification of the portfolio.

Gross investment income from fixed maturities remained constant between 1999 and 1998 at $39.5 million. Net realized losses of $4.6 million were $11.0 million below December 31, 1998, primarily due to net sales activity during a period of increasing interest rates.

Credit Quality

The following table describes the credit quality of the fixed maturity portfolio, based on ratings assigned by the National Association of Insurance Commissioners ("NAIC") or Standard & Poor's Corporation, an independent rating agency as of December 31, 1999:

                                          December 31, 1999                                       December 31, 1998
                            ----------------------------------------------        ------------------------------------------------
            Standard &      Amortized                  Estimated                  Amortized                    Estimated
    NAIC      Poor's           Cost       %            Fair Value    %               Cost         %            Fair Value      %
   -------------------      -------------------        -------------------        ---------------------        -------------------
                                                                       (In Thousands)
      1   AAA to AAA-       $ 224,037     36.6%        $ 218,163     36.8%        $ 303,209        49.1%       $ 306,693     49.2%
      2   BBB+ to BBB-        356,235     58.2%          344,246     58.1%          286,640        46.4%         287,888     46.2%
      3   BB+ to BB-           31,421      5.1%           29,800      5.0%           27,134         4.4%          27,692      4.4%
      4   B+ to B-                  0      0.0%                0      0.0%              704         0.1%             638      0.1%
      5   CCC or lower              0      0.0%                0      0.0%               71         0.0%              79      0.0%
      6   In or near default        0      0.0%                0      0.0%                0         0.0%               0      0.0%

                            ---------                  ---------                  ---------                    ---------
          Total             $ 611,693    100.0%        $ 592,209    100.0%        $ 617,758       100.0%       $ 622,990    100.0%
                            =========                  =========                  =========                    =========

The fixed maturity portfolio consists largely of investment grade assets (rated "1" or "2" by the NAIC), with such investments accounting for 95% of the portfolio at December 31, 1999 and 1998, based on fair value. As of both of those dates, no fixed maturities in the portfolio were rated "6" by the NAIC, defined as public and private placement securities which are currently non-performing or believed subject to default in the near-term.

The Company maintains separate monitoring processes for public and private fixed maturities and creates watch lists to highlight securities which require special scrutiny and management. The Company's public fixed maturity asset managers formally review all public fixed maturity holdings on a monthly basis and more frequently when necessary to identify potential credit deterioration whether due to ratings downgrades, unexpected price variances, and/or industry specific concerns. We classify public fixed maturity securities of issuers that have defaulted as "not in good standing" and all other public watch list assets as "closely monitored".

The Company's private fixed maturity asset managers conduct specific servicing tests on each investment on a quarterly basis to determine whether the investment is in compliance or should be placed on the watch list or assigned an early warning classification. The Company assigns early warning classification to those issuers that have failed a servicing test or experienced a minor covenant default, and we continue to monitor them for improvement or deterioration. The Company assigns "closely monitored" status to those investments that have been recently restructured or for which restructuring is a possibility due to substantial credit deterioration or material covenant defaults. The Company classifies securities of issuers that are in more severe conditions, for example, bankruptcy or payment default as "not in good standing". Writedowns for impairments of fixed maturities which were deemed to be other than temporary were $.6 million for 1998, no impairments in 1999 and 1997.

                                               December 31, 1999                       December 31, 1998
                                           --------------------------             ---------------------------
                                           Amortized                              Amortized
                                             Cost           % of Total               Cost          % of Total
                                           ---------        ----------            ---------        ----------
                                                                    (In Thousands)
   Performing                              $ 611,693           100.0%             $ 616,944            99.9%
   Watch List
     Closely monitored                             -             0.0%                   814             0.1%
     Not in good standing                          -             0.0%                     -             0.0%
                                           ---------                              ---------
   Total                                   $ 611,693           100.0%             $ 617,758           100.0%
                                           =========                              =========

Portfolio Diversity

The fixed maturity portfolio is broadly diversified by type and industry of issuer. The greatest industry concentrations within the public portfolio were finance, manufacturing, and utilities, while the greatest concentration within the private portfolio was asset backed securities. The portfolio is summarized below by issuer category:

                                                              December 31, 1999
                                                 ------------------------------------------
                                                 Amortized        Estimated         % of
                                                   Cost           Fair Value     Fair Value
                                                 ----------       ----------     ----------
                                                                (In Thousands)
         United States government
           securities and obligations            $    9,489       $    9,424          1.6%
         Mortgage backed securities                   1,038            1,035          0.2%
         Asset backed securities (1)                116,985          114,211         19.3%
         Foreign government securities                5,000            4,932          0.8%
         Manufacturing                              102,483           97,638         16.5%
         Utilities                                   98,860           93,991         15.9%
         Retail and wholesale                        41,148           40,337          6.8%
         Energy                                       5,000            4,965          0.8%
         Finance                                    119,475          117,371         19.8%
         Services                                    51,403           48,767          8.2%
         Transportation                              60.812           59,538         10.1%
         Other                                            0                0          0.0%
                                                 ----------       ----------     --------
         Total                                   $  611,693       $  592,209        100.0%
                                                 ==========       ==========     ========
                                                              December 31, 1998
                                                 -----------------------------------------
                                                 Amortized        Estimated         % of
                                                   Cost           Fair Value     Fair Value
                                                 ----------       ----------     ----------
                                                                (In Thousands)
         United States government
           securities and obligations            $   51,663       $   51,605          8.3%
         Mortgage backed securities                   1,507            1,506          0.2%
         Asset backed securities (1)                 74,612           75,307         12.1%
         Foreign government securities               34,744           35,394          5.7%
         Manufacturing                               95,713           96,369         15.5%
         Utilities                                   96,612           97,794         15.7%
         Retail and wholesale                         9,992            9,834          1.6%
         Energy                                           0                0          0.0%
         Finance                                    123,733          125,124         20.1%
         Services                                    78,586           78,727         12.6%
         Transportation                              49,695           50,331          8.1%
         Other                                          901              999          0.1%
                                                 ----------       ----------     --------
         Total                                   $  617,758       $  622,990        100.0%
                                                 ==========       ==========     ========

(1) The asset backed securities are primarily backed by credit card receivables, home equity loans, trade receivables and auto loans.

Short-Term Investments

Short-term investments include highly liquid debt instruments such as commercial paper and are purchased with an original maturity of twelve months or less. These securities are carried at amortized cost, which approximates fair value. Short-term investments also includes receivables from securities lending and borrowing activities. As of December 31, 1999, the Company's short-term investments totaled $27.5 million versus $53.8 million at December 31, 1998. The decrease in short-term investments of $26.3 million was primarily due to decreased securities financing activity. Net investment income was $2.5 million for 1999 and $3.5 million for 1998. The reduction in net income was related to the decrease in the average asset base.

2. Liquidity and Capital Resources

The Company's liquidity requirements include the payment of sales commissions, other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in-force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding all its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments or through short term lending from its affiliate Prudential Funding Corporation (refer to Footnote 13 in the Notes to Consolidated Financial Statements). As of December 31, 1999, the Company's assets included $413.4 million of cash, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

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

Insurance companies are subject to Risk-Based Capital ("RBC") guidelines, monitored by insurance regulatory authorities, that measure the ratio of the Company's statutory surplus with certain adjustments ("Adjusted Capital") to its required capital, based on the risk characteristics of its insurance liabilities and investments. Required capital is determined by statutory formulae that consider risks related to the type and quality of invested assets, insurance-related risks associated with the Company's products, interest rate risks, and general business risks. The RBC calculations are intended to assist regulators in measuring the adequacy of the Company's statutory capitalization.

The Company considers RBC implications in its asset/liability management strategies. Each year, the Company conducts a thorough review of the adequacy of statutory insurance reserves and other actuarial liabilities. The review is performed to ensure that the Company's statutory reserves are computed in accordance with accepted actuarial standards, reflect all contractual obligations, meet the requirements of state laws and regulations and include adequate provisions for any other actuarial liabilities that need to be established. All significant reserve changes are reviewed by the Board of Directors and are subject to approval by the New Jersey Department of Banking and Insurance (the "Insurance Department"). The Company believes that its statutory capital is adequate for its currently anticipated levels of risk as measured by regulatory guidelines.

The NAIC has approved a series of codified statutory accounting standards which will replace the current Accounting Practices and Procedures Manual as the NAIC's primary guidance on statutory accounting. Certain of the standards could have an impact on the measurement of statutory capital which, in turn, could affect RBC ratios of insurance companies. The Insurance Department has issued notices requiring adoption of the new Accounting Practices and Procedures Manual beginning with the quarterly statement for the period ending March 31, 2001. The Company has not estimated the potential effect of the Codification guidance, but does not believe it will have an adverse impact on the Company's surplus position.

3. Regulatory Environment

The Company is subject to the laws of the Insurance Department. A detailed financial statement in the prescribed form (the "Annual Statement") is filed with the Insurance Department each year covering the Company's operations for the preceding year and its financial position as of the end of that year. Regulation by the Insurance Department includes periodic examination to verify the accuracy of contract liabilities and reserves. The Company's books and accounts are subject to review by the Insurance Department at all times. A full examination of the Company's operations is conducted periodically by the Insurance Department and under the auspices of the NAIC.

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

The NAIC has adopted several regulatory initiatives designed to improve the surveillance and financial analysis regarding the solvency of insurance companies in general. These initiatives include the development and implementation of a risk-based capital formula as described in the Liquidity and Capital Resources disclosure. The implementation of these standards has not had an effect upon the Company.

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

4. The Year 2000 Issue

The Company utilizes many of the same business applications, infrastructure and business partners as Prudential. Prudential addressed the Year 2000 issue on an enterprise-wide basis. Therefore, it is not possible to differentiate the Company's Year 2000 issue from that of Prudential. The accompanying discussion of the Year 2000 issue and its outcome reflects steps taken by Prudential to mitigate the Year 2000 risks.

The Year 2000 issue is best understood as a computer hardware and software problem in which computer systems that have date-sensitive programming may recognize a date using "00" as the year 1900 instead of the year 2000. Prudential's total cost to address the Year 2000 issue was $225 million, with $13 million spent in 1996, $64 million in 1997, $104 million in 1998 and $44 million in 1999. These amounts do not include Prudential's share of Year 2000 costs incurred by partnerships or joint ventures in which Prudential participates but does not have a controlling financial interest. These amount also exclude costs for replacement systems that Prudential implemented or accelerated solely due to potential Year 2000 failures because they were immaterial. Prudential funded the cost of its Year 2000 program from operations.

During the course of its Year 2000 program, Prudential delayed some discretionary computer projects to focus on completion of the Year 2000 projects. These delays did not have a material impact on Prudential's or Pruco Life's financial condition or operations.

To date, neither Prudential nor the Company have experienced material Year 2000 related problems in any of their operations. Prudential believes that it has mitigated the Year 2000 risk, Prudential cannot guarantee that it will not experience a Year 2000 failure that has thus far been undetected. In the worst case, it is possible that an as yet unknown Year 2000 failure, whether internal or external, could have a material impact on Prudential or the Company's results of operations, liquidity or financial condition. Where necessary, we have enhanced our general business continuation contingency plans to ensure that they would be effective in responding to a Year 2000 failure. Substantially all of these plans, as they related to Year 2000 issues, include the ultimate resolution of any technology failure that we may encounter.

5. Effective New Accounting Pronouncements

Refer to Footnote 2, "Summary of Significant Accounting Policies," of the Notes to Financial Statements.

6. Information Concerning Forward-Looking Statements

Some of the statements contained in Management's Discussion and Analysis, including those words such as "believes", "expects", "intends", "estimates", "assumes", "anticipates" and "seeks", are forward-looking statements. These forward-looking statements involve risk and uncertainties. Actual results may differ materially from those suggested by the forward-looking statements for various reasons. In particular, statements contained in Management's Discussion and Analysis regarding the Company's business strategies involve risks and uncertainties, and we can provide no assurance that we will be able to execute our strategies effectively or achieve our financial and other objectives.

Item 8. Financial Statements and Supplementary Data

Information required with respect to this Item 6 regarding Financial Statements and Supplementary Data is set forth commencing on page F-3 hereof. See Index to Financial Statements elsewhere in this Annual Report.

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) (1) and (2) Financial Statements and Schedules of Registrant are listed in the accompanying "Index to Financial Statements and Financial Statement Schedules" on page F-1 hereof and are filed as part of this Report.

         (a) (3) Exhibits

         Regulation S-K

         2.       Not applicable.

         3.       Documents Incorporated by Reference

                  (i) The Articles of Incorporation of Pruco Life Insurance Company of New Jersey as amended March 11, 1983 and the Bylaws of Pruco Life Insurance Company of New Jersey, as amended February 1, 1991 are incorporated herein by reference to Post-Effective Amendment No. 26 to Form S-6, Registration No. 2-89780, filed April 28, 1997 on behalf of the Company; (ii) Bylaws of Pruco Life Insurance Company of New Jersey as amended May 5, 1997 are incorporated herein by reference to Form 10-Q, Registration No. 333-18117-01, filed August 15, 1997 on behalf of Pruco Life Insurance Company of New Jersey.

         4.       Exhibits

                  Market-Value Annuity Contract, incorporated by reference to Registrant's Form S-1 Registration Statement, Registration No. 333-18053, filed December 17, 1996, on behalf of Pruco Life Insurance Company of New Jersey.

         9.       None.

         10.      None.

         11.      Not applicable.

         12.      Not applicable.

         13.      Not applicable.

         16.      Not applicable.

         18.      None.

         21.      None.

         22.      None.

         23.      Not applicable.

         24. Powers of Attorney for I. Edward Price, Esther H. Milnes, William M. Bethke and Ira Kleinman are incorporated by reference to Form N-4, Registration No. 333-18117, filed December 18, 1996 on behalf of Pruco Life Insurance Company of New Jersey Flexible Premium Variable Annuity Account. A Power of Attorney for James J. Avery, Jr. is incorporated by reference to Post Effective Amendment No. 9 to Form S-1, Registration No. 33-20018, filed June 25, 1997 on behalf of the Pruco Life Insurance Company of New Jersey Variable Contract Real Property Account.

         27. Exhibit 27, Financial Data Schedule appended to this form in accordance with EDGAR instructions.

         99. The following table presents sales and related expenses of the Flexible Premium Variable Annuity Account since July 19, 1995, the effective date of the registration statement (SEC file number 333-18053).

                                                                                            For the account(s)
                                                                  For the account                 of the
                                                                   of the Company            contractholder(s)
                                                        --------------------------------    ------------------
                                                           Aggregate
                                                        offering price
                                                           of amount
                                                          registered         Amount sold         Amount sold
                                                        --------------       -----------         -----------
                                                                            (in thousands)
         Flexible Premium Variable Annuity Account *      $  150,000           $  26,703           $  1,942

         Underwriting discounts and commissions **                                  (934)
         Other expenses ***                                                         (699)
                                                                               ---------
             Total                                                                (1,633)
                                                                               ---------

         Net offering proceeds                                                 $  25,070
                                                                               =========

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


                                      PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                      (Registrant)


Date:    March 21, 2000               By:
       -----------------                  --------------------------------------
                                          Esther H. Milnes
                                          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                                     Date
---------                                   -----                                     ----
          *
-------------------------           Chairman of the Board                       March 21, 2000
James J. Avery, Jr.


          *
-------------------------           Vice Chairman of the Board                  March 21, 2000
I. Edward Price                     and Director


          *
-------------------------           President and Director                      March 21, 2000
Esther H. Milnes



-------------------------           Principal Financial Officer and Chief       March 21, 2000
Dennis G. Sullivan                  Accounting Officer


          *
--------------------------          Director                                    March 21, 2000
William M. Bethke


          *
-------------------------           Director                                    March 21, 2000
Ira J. Kleinman

                                    * By:
                                          ------------------------------------
                                          Thomas C. Castano
                                          (Attorney-in-Fact)

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K
                                  ANNUAL REPORT


                              FINANCIAL STATEMENTS


                   For the fiscal year ended December 31, 1999

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

                          INDEX TO FINANCIAL STATEMENTS

Financial Statements                                                                                Page No.
--------------------                                                                                --------
PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY


Report of Independent Accountants                                                                      F-2


Financial Statements:


      Statements of Financial Position - December 31, 1999 and 1998                                    F-3


      Statements of Operations - Years Ended December 31, 1999, 1998, and 1997                         F-4


      Statements of Changes in Stockholder's Equity - Years Ended December 31, 1999, 1998, and 1997    F-5


      Statements of Cash Flows - Years Ended December 31, 1999, 1998, and 1997                         F-6


      Notes to Financial Statements - December 31, 1999, 1998, and 1997                                F-7

                        Report of Independent Accountants


To the Board of Directors and Stockholder of Pruco Life Insurance Company of New Jersey

In our opinion, the accompanying statements of financial position and the related statements of operations, of changes in stockholder's equity and of cash flows present fairly, in all material respects, the financial position of Pruco Life Insurance Company of New Jersey (an indirect, wholly-owned subsidiary of the Prudential Insurance Company of America) at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
New York, New York
March 21, 2000

Pruco Life Insurance Company of New Jersey

Statements of Financial Position
December 31, 1999 and 1998 (In Thousands)
--------------------------------------------------------------------------------------------------------------

                                                                                 1999              1998
                                                                                 ----              ----
ASSETS
Fixed maturities
     Available for sale, at fair value (amortized cost, 1999: $604,223;
     and 1998: $617,758                                                      $   585,271           $   622,990
     Held to maturity, at amortized cost (fair value, 1999: $6,938)                7,470                     -
Policy loans                                                                     143,815               139,443
Short-term investments                                                            27,473                53,761
Other long-term investments                                                        2,520                 2,421
                                                                             -----------           -----------
        Total investments                                                        766,549               818,615
Cash                                                                                 117                    45
Deferred policy acquisition costs                                                129,184               113,923
Accrued investment income                                                         12,492                12,209
Receivables from affiliate                                                        16,231                     -
Other assets                                                                         474                15,379
Separate Account assets                                                        1,827,484             1,450,986
                                                                             -----------           -----------
TOTAL ASSETS                                                                 $ 2,752,531           $ 2,411,157
                                                                             ===========           ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                              $   414,917           $   414,546
Future policy benefits and other policyholder liabilities                        105,861                89,832
Cash collateral for loaned securities                                             17,900                34,424
Securities sold under agreements to repurchase                                         -                27,210
Income taxes payable                                                              27,829                25,325
Payables to affiliate                                                                  -                 3,492
Other liabilities                                                                  7,571                19,489
Separate Account liabilities                                                   1,827,484             1,450,986
                                                                             -----------           -----------
Total liabilities                                                              2,401,562             2,065,304
                                                                             -----------           -----------
Contingencies - (See Footnote 11)
Stockholder's Equity
Common stock, $5 par value;
     400,000 shares, authorized;
     issued and outstanding at
     December 31, 1999 and 1998                                                    2,000                 2,000
Paid-in-capital                                                                  125,000               125,000
Retained earnings                                                                230,057               217,260
Accumulated other comprehensive (loss) income                                     (6,088)                1,593
                                                                             -----------           -----------
Total stockholder's equity                                                       350,969               345,853
                                                                             -----------           -----------
TOTAL LIABILITIES AND
    STOCKHOLDER'S EQUITY                                                     $ 2,752,531           $ 2,411,157
                                                                             ===========           ===========

                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Operations and Comprehensive Income
Years Ended December 31, 1999, 1998, and 1997 (In Thousands)
--------------------------------------------------------------------------------------------------------------

                                                                1999               1998                1997
                                                                ----               ----                ----
REVENUES

Premiums                                                     $   6,742           $   7,282           $   6,832
Policy charges and fee income                                   52,714              53,152              56,687
Net investment income                                           47,600              47,032              46,324
Realized investment (losses) gains, net                         (5,013)              8,446               1,707
Asset management fees                                            7,407               5,641               5,287
Other income                                                       386                 114                   -
                                                             ---------           ---------           ---------

Total revenues                                                 109,836             121,667             116,837
                                                             ---------           ---------           ---------

BENEFITS AND EXPENSES

Policyholders' benefits                                         26,237              30,679              39,727
Interest credited to policyholders' account balance             18,846              19,038              19,372
General, administrative and other expenses                      45,065              22,557              27,541
                                                             ---------           ---------           ---------

Total benefits and expenses                                     90,148              72,274              86,640
                                                             ---------           ---------           ---------

Income from operations before income taxes                      19,688              49,393              30,197
                                                             ---------           ---------           ---------

Income tax provision                                             6,891              17,570              10,974
                                                             ---------           ---------           ---------

NET INCOME                                                   $  12,797           $  31,823           $  19,223
                                                             =========           =========           =========

Net unrealized investment (losses) gains on securities,
net of reclassification adjustment and taxes                    (7,681)             (1,363)                924
                                                             ---------           ---------           ---------

TOTAL COMPREHENSIVE INCOME                                   $   5,116           $  30,460           $  20,147
                                                             =========           =========           =========

                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Changes in Stockholder's Equity
Years Ended December 31, 1999, 1998, and 1997 (In Thousands)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                             Accumulated
                                                                                                other               Total
                                      Common           Paid - in -         Retained         comprehensive       stockholder's
                                       stock             capital           earnings         income (loss)          equity
                                     ---------         -----------         ---------        -------------       -------------
Balance, January 1, 1997             $   2,000          $ 125,000          $ 166,214          $   2,032           $ 295,246

   Net income                                -                  -             19,223                  -              19,223
   Change in net unrealized
   investment (losses) gains,
   net of reclassification
   and taxes                                 -                  -                  -                924                 924
                                     ---------          ---------          ---------          ---------           ---------
Balance, December 31, 1997               2,000            125,000            185,437              2,956             315,393

   Net income                                -                  -             31,823                  -              31,823
   Change in net unrealized
   investment (losses) gains,
   net of reclassification
   and taxes                                 -                  -                  -             (1,363)             (1,363)
                                     ---------          ---------          ---------          ---------           ---------
Balance, December 31, 1998               2,000            125,000            217,260              1,593             345,853

   Net income                                -                  -             12,797                  -              12,797
   Change in net unrealized
   investment (losses) gains,
   net of reclassification
   and taxes                                 -                  -                  -             (7,681)             (7,681)
                                     ---------          ---------          ---------          ---------           ---------
Balance, December 31, 1999           $   2,000          $ 125,000          $ 230,057          $  (6,088)          $ 350,969
                                     =========          =========          =========          =========           =========

                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Cash Flows
Years Ended December 31, 1999, 1998, and 1997 (In Thousands)
-----------------------------------------------------------------------------------------------------------------------------

                                                                         1999                  1998                  1997
                                                                         ----                  ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $    12,797           $    31,823           $    19,223
   Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
      Policy charges and fee income                                       (11,399)               (5,180)               (7,841)
      Interest credited to policyholders' account balances                 18,846                19,038                19,372
      Realized investment losses (gains), net                               5,013                (8,446)               (1,707)
      Amortization and other non-cash items                                18,092                 2,497                  (342)
      Change in:
        Future policy benefits and other policyholders' liabilities        16,029                 5,304                 8,277
        Accrued investment income                                            (283)                1,866                (1,167)
        Policy loans                                                       (4,372)              (12,137)              (13,388)
        Payable to affiliates                                             (19,723)                 (815)               (1,752)
        Deferred policy acquisition costs                                 (15,261)              (12,298)                5,340
        Income taxes payable                                                2,504                (9,826)                9,006
        Other, net                                                          2,987                (8,954)                2,812
                                                                      -----------           -----------           -----------
Cash Flows From Operating Activities                                       25,230                 2,872                37,833
                                                                      -----------           -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale/maturity of:
      Fixed maturities:
        Available for sale                                                702,380             1,001,096               645,355
   Payments for the purchase of:
      Fixed maturities:
        Available for sale                                               (695,198)           (1,029,988)             (679,709)
        Held to maturity                                                   (7,470)                    -                     -
   Other long term investments, net                                            99                  (854)                1,629
   Cash collateral for loaned securities, net                             (16,524)                  761                33,663
   Securities sold under agreements to repurchase, net                    (27,210)               27,210                     -
   Short term investments, net                                             26,296                (1,297)              (35,461)
                                                                      -----------           -----------           -----------
Cash Flows Used in Investing Activities                                   (17,627)               (3,072)              (34,523)
                                                                      -----------           -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Policyholders' account balances:
      Deposits                                                            256,842               298,391               134,020
      Withdrawals                                                        (264,373)             (298,149)             (141,255)
                                                                      -----------           -----------           -----------
Cash Flows (Used in) From Financing Activities                             (7,531)                  242                (7,235)
                                                                      -----------           -----------           -----------
Net increase (decrease) in Cash                                                72                    42                (3,925)
Cash, beginning of year                                                        45                     3                 3,928
                                                                      -----------           -----------           -----------
CASH, END OF PERIOD                                                   $       117           $        45           $         3
                                                                      ===========           ===========           ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid                                                     $       480           $    27,083           $     1,896
                                                                      ===========           ===========           ===========

                        See Notes to Financial Statements

Notes to Financial Statements
--------------------------------------------------------------------------------

1. BUSINESS

Pruco Life Insurance Company of New Jersey ("the Company") is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell individual life insurance, variable life insurance, variable annuities, and fixed annuities ("the Contracts") only in the states of New Jersey and New York.

The Company is a wholly owned subsidiary of Pruco Life Insurance Company ("Pruco Life"), a stock life insurance company organized in 1971 under the laws of the state of Arizona. Pruco Life, in turn, is a wholly owned subsidiary of The Prudential Insurance Company of America (Prudential), a mutual insurance company founded in 1875 under the laws of the state of New Jersey. Prudential is currently considering reorganizing itself into a publicly traded stock company through a process known as "demutualization." On February 10, 1998, Prudential's Board of Directors authorized management to take the preliminary steps necessary to allow Prudential to demutualize. On July 1, 1998, legislation was enacted in New Jersey that would permit this conversion to occur and that specified the process for conversion. Demutualization is a complex process involving development of a plan of reorganization, adoption of a plan by Prudential's Board of Directors, a public hearing, approval by two-thirds of the qualified policyholders who vote on the plan and review and approval by the New Jersey Department of Banking and Insurance. Prudential's management is in the process of developing a proposed plan of demutualization, although there can be no assurance that Prudential's Board of Directors will approve such a plan. Prudential's decision whether to demutualize is not expected to have a material effect on the Company's operations.

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products, and individual annuities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements include the accounts of the Company, a stock life insurance company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The Company has extensive transactions and relationships with Prudential and other affiliates, as more fully described in Footnote 13. Due to these relationships, it is possible that the terms of those transactions are not the same as those that would result from transactions among wholly unrelated parties.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, in particular deferred policy acquisition costs ("DAC") and future policy benefits, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Investments

Fixed maturities classified as "available for sale" are carried at estimated fair value. The amortized cost of fixed maturities is written down to estimated fair value if a decline in value is considered to be other than temporary. Unrealized gains and losses on fixed maturities "available for sale" including the effect on DAC and policyholders' account balances that would result from the realization of unrealized gains and losses, net of income taxes, are included in a separate component of equity, "Accumulated other comprehensive income."

Policy loans are carried at unpaid principal balances.

Short-term investments, including highly liquid debt instruments purchased with an original maturity of twelve months or less and are carried at amortized cost, which approximates fair value.

Realized investment gains (losses), net, are computed using the specific identification method. Costs of fixed maturities are adjusted for impairments considered to be other than temporary.

Cash

Cash includes cash on hand, amounts due from banks, and money market instruments.

Notes to Financial Statements
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Policy acquisition costs related to interest-sensitive products and certain investment-type products are deferred and amortized over the expected life of the contracts (periods ranging from 15 to 30 years) in proportion to estimated gross profits arising principally from investment results, mortality and expense margins, and surrender charges based on historical and anticipated future experience, which is updated periodically. The effect of changes to estimated gross profits on unamortized deferred acquisition costs is reflected in "General and administrative expenses" in the period such estimated gross profits are revised.

Securities loaned

Securities loaned are treated as financing arrangements and are recorded at the amount of cash received as collateral. The Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of securities loaned on a daily basis with additional collateral obtained as necessary. Non-cash collateral received is not reflected in the statements of financial position because the debtor typically has the right to redeem the collateral on short notice. Substantially all of the Company's securities loaned are with large brokerage firms.

Securities sold under agreements to repurchase

Securities sold under agreements to repurchase are treated as financing arrangements and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreements. Assets to be repurchased are the same, or substantially the same, as the assets transferred and the transferor, through right of substitution, maintains the right and ability to redeem the collateral on short notice. The market value of securities to be repurchased is monitored and additional collateral is obtained, where appropriate, to protect against credit exposure.

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

Separate Account Assets and Liabilities

Separate Account assets and liabilities are reported at estimated fair value and represent segregated funds which are invested for certain policyholders and other customers. Separate Account assets include common stocks, fixed maturities, real estate related securities, and short-term investments. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. The investment income and gains or losses for Separate Accounts generally accrue to the policyholders and are not included in the Consolidated Statements of Operations. Mortality, policy administration and surrender charges on the accounts are included in "Policy charges and fee income."

Notes to Financial Statements
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Insurance Revenue and Expense Recognition

Premiums from insurance policies are generally recognized when due. Benefits are recorded as an expense when they are incurred. For individual annuities in payout status, a liability for future policy benefits is recorded for the present value of expected future payments based on historical experience. Amounts received as payment for interest sensitive life, investment contracts and variable annuities are reported as deposits to "Policyholders' account balances." Revenues from these contracts are reflected as "Policy charges and fee income" and consist primarily of fees assessed during the period against the policyholders' account balances for mortality charges, policy administration charges, and surrender charges. In addition, interest earned from the investment of these account balances is reflected in "Net investment income." Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited and amortization of DAC.

Asset Management Fees

The Company receives asset management fee income from Separate Account policyholder account balances invested in the Prudential Series Fund ("PSF").

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, various financial indices, or the value of securities or commodities. Derivative financial instruments used by the Company are futures and can be exchange-traded or contracted in the over-the-counter market. The Company uses derivative financial instruments to seek to reduce market risk from changes in interest rates and to alter interest rate or currency exposures arising from mismatches between assets and liabilities. All derivatives used by the Company are for other than trading purposes.

To qualify as a hedge, derivatives must be designated as hedges for existing assets, liabilities, firm commitments, or anticipated transactions which are identified and probable to occur, and effective in reducing the market risk to which the Company is exposed. The effectiveness of the derivatives must be evaluated at the inception of the hedge and throughout the hedge period.

When derivatives qualify as hedges, the changes in the fair value or cash flows of the derivatives and the hedged items are recognized in earnings in the same period. If the Company's use of derivatives does not meet the criteria to apply hedge accounting, the derivatives are recorded at fair value in "Other liabilities" in the Statements of Financial Position, and changes in their fair value are recognized in earnings in "Realized investment gains, net" without considering changes in the hedged assets or liabilities. Cash flows from derivative assets and liabilities are reported in the operating activities section in the Statements of Cash Flows.

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

Notes to Financial Statements
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 does not apply to most traditional insurance contracts. However, certain hybrid contracts that contain features which may affect settlement amounts similarly to derivatives may require separate accounting for the "host contract" and the underlying "embedded derivative" provisions. The latter provisions would be accounted for as derivatives as specified by the statement.

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

Under SFAS No. 133, the accounting for changes in fair value of a derivative depends on its intended use and designation. For a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item. For a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. For a foreign currency hedge, the gain or loss is reported in other comprehensive income as part of the foreign currency translation adjustment. For all other derivatives not designated as hedging instruments, the gain or loss is recognized in earnings in the period of change. The Company is required to adopt this Statement, as amended, as of January 1, 2001 and is currently assessing the effect of the new standard.

In October 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" ("SOP 98-7"). This statement provides guidance on how to account for insurance and reinsurance contracts that do not transfer insurance risk. SOP 98-7 is effective for fiscal years beginning after June 15, 1999. The adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

Reclassifications
Certain amounts in the prior years have been reclassified to conform to current year presentation.

Notes to Financial Statements
--------------------------------------------------------------------------------

3. INVESTMENTS

Fixed Maturities

The following tables provide additional information relating to fixed maturities as of December 31:

                                                                              1999
                                                 ----------------------------------------------------------------
                                                                      Gross            Gross           Estimated
                                                 Amortized         Unrealized        Unrealized           Fair
                                                    Cost              Gains            Losses            Value
                                                  --------         ----------        ----------        ---------
                                                                          (In Thousands)
Fixed maturities available for sale
U.S. Treasury securities and obligations of
U.S. government corporations and agencies         $  9,489           $     -          $     63          $  9,426

Foreign government bonds                             5,000                 -                68             4,932

Corporate Securities                               588,695               681            19,499           569,877

Mortgage-backed securities                           1,039                 -                 3             1,036
                                                  --------           ------           --------          --------

Total fixed maturities available for sale         $604,223           $   681          $ 19,633          $585,271

Fixed Maturities held to maturity

Corporate Securities                              $  7,470                 -          $    532          $  6,938
                                                  --------           ------           --------          --------

Total fixed maturities held to maturity           $  7,470           $     -          $    532          $  6,938
                                                  ========           ======           ========          ========

                                                                              1998
                                                 ---------------------------------------------------------------
                                                                      Gross            Gross           Estimated
                                                 Amortized         Unrealized        Unrealized           Fair
                                                    Cost              Gains            Losses            Value
                                                  --------         ----------        ----------        ---------
                                                                          (In Thousands)
Fixed maturities available for sale
U.S. Treasury securities and obligations of
U.S. government corporations and agencies         $ 51,663          $    260          $    318          $ 51,605

Foreign government bonds                            34,744               887               236            35,395

Corporate securities                               529,844             7,273             2,633           534,484

Mortgage-backed securities                           1,507                 -                 1             1,506
                                                  --------          --------          --------          --------

Total fixed maturities available for sale         $617,758          $  8,420          $  3,188          $622,990
                                                  ========          ========          ========          ========

Notes to Financial Statements
--------------------------------------------------------------------------------

3. INVESTMENTS (continued)

The amortized cost and estimated fair value of fixed maturities, categorized by contractual maturities at December 31, 1999, are shown below:

                                              Available for Sale                   Held to Maturity
                                         ------------------------------       -----------------------------
                                         Amortized       Estimated Fair       Amortized      Estimated Fair
                                            Cost             Value              Cost             Value
                                         ---------       --------------        --------      --------------
                                                (In Thousands)                      (In Thousands)
Due in one year or less                   $ 78,150          $ 76,922          $      -          $      -

Due after one year through five years      187,710           183,686                 -                 -

Due after five years through ten years     268,224           257,241             7,470             6,938

Due after ten years                         70,139            67,422                 -                 -
                                          --------          --------          --------          --------

Total                                     $604,223          $585,271          $  7,470          $  6,938
                                          ========          ========          ========          ========

Actual maturities will differ from contractual maturities because, in certain circumstances, issuers have the right to call or prepay obligations.

Proceeds from the sale of fixed maturities available for sale during 1999, 1998, and 1997 were $698.8 million, $990.7 million, and $635.4 million, respectively. Gross gains of $3.5 million, $8.8 million, and $2.9 million, and gross losses of $8.0 million, $1.8 million, and $1.2 million were realized on those sales during 1999, 1998, and 1997, respectively. Proceeds from maturities of fixed maturities available for sale during 1999, 1998, and 1997 were $3.6 million, $10.4 million, and $10.0 million, respectively. During the years ended December 31, 1999, 1998, and 1997, there were no securities classified as held to maturity that were sold.

Special Deposits

Fixed maturities of $.5 million at both December 31, 1999 and 1998 respectively, were on deposit with governmental authorities or trustees as required by certain insurance laws.

Investment Income and Investment Gains and Losses

Net investment income arose from the following sources for the years ended December 31:

                                        1999               1998               1997
                                        ----               ----               ----
                                                      (In Thousands)
Fixed maturities - AFS & HTM          $ 39,538           $ 39,478           $ 37,563
Policy loans                             7,641              7,350              6,596
Short-term investments                   2,516              3,502              3,023
Other                                       60               (842)               333
                                      --------           --------           --------
Gross investment income                 49,755             49,488             47,515
Less investment expenses                (2,155)            (2,456)            (1,191)
                                      --------           --------           --------
Net investment income                 $ 47,600           $ 47,032           $ 46,324
                                      ========           ========           ========

Realized investment gains (losses), net, including charges for other than temporary reductions in value, for the years ended December 31, were as follows:

                                                   1999               1998               1997
                                                   ----               ----               ----
                                                                 (In Thousands)
Realized investment gains                        $  6,436           $ 17,957           $  2,898
Realized investment losses                        (11,449)            (9,511)            (1,191)
                                                 --------           --------           --------

Realized investment (losses) gains, net          $ (5,013)          $  8,446           $  1,707
                                                 ========           ========           ========

Notes to Financial Statements
--------------------------------------------------------------------------------

3. INVESTMENTS (continued)

Net Unrealized Investment Gains

Net unrealized investment gains on fixed maturities available for sale are included in the Statements of Financial Position as a component of "Accumulated other comprehensive income". Changes in these amounts include adjustments to avoid including in "Other comprehensive income (loss)" those items that are included as part of "net income" for a period that also had been part of "Other comprehensive income (loss)" in earlier periods. The amounts for the years ended December 31, net of tax, are as follows:

                                                                                                            Accumulated
                                                                                                               other
                                                                                                           comprehensive
                                                                                                           income (loss)
                                                                Deferred                      Deferred     related to net
                                                Unrealized       policy     Policyholders'   income tax      unrealized
                                              gains (losses)  acquisition      Account       (liability)     investment
                                              on investments     costs         Balances        benefit     gains (losses)
                                             ---------------  -----------   --------------   -----------   --------------
Balance, December 31, 1996                       $  4,170       $ (1,209)      $    330       $ (1,259)      $  2,032
     Net investment gains on investments
     arising during the period                      4,788                                       (1,676)         3,112

     Reclassification adjustment for
     (losses) included in net income               (1,706)                                         597         (1,109)

     Impact of net unrealized investment
     (losses) on deferred policy
     acquisition costs                                            (2,170)                          759         (1,411)

     Impact of net unrealized investment
     gains on policyholders' account                                                519           (187)           332
     balances                                    --------       --------       --------       --------       --------


  Balance, December 31, 1997                     $  7,252       $ (3,379)      $    849       $ (1,766)      $  2,956
     Net investment gains on investments
     arising during the period                      4,966                                       (1,662)         3,304

     Reclassification adjustment for
     (losses) included in net income               (6,985)                                       2,338         (4,647)

     Impact of net unrealized investment
     (losses) on deferred policy
     acquisition costs                                              (166)                           58           (108)

     Impact of net unrealized investment
     gains on policyholders' account
     balances                                                                       138            (50)            88
                                                 --------       --------       --------       --------       --------

  Balance, December 31, 1998                     $  5,233       $ (3,545)      $    987       $ (1,082)      $  1,593
     Net investment (losses) on investments
     arising during the period                    (28,794)                                      10,366        (18,428)

     Reclassification adjustment for gains
     included in net income                         4,610                                       (1,660)         2,950

     Impact of net unrealized investment
     gains on deferred policy acquisition
     costs                                                        14,681                        (5,285)         9,396

     Impact of net unrealized investment
     (losses) on policyholders' account
     balances                                                                    (2,499)           900         (1,599)
                                                 --------       --------       --------       --------       --------

  Balance, December 31, 1999                     $(18,951)      $ 11,136       $ (1,512)      $  3,239       $ (6,088)
                                                 ========       ========       ========       ========       ========

Notes to Financial Statements
--------------------------------------------------------------------------------

4. DEFERRED POLICY ACQUISITION COSTS

The balance of and changes in deferred policy acquisition costs for the year ended December 31, are as follows:

                                                               1999
                                                               ----
                                                          (In Thousands)

     Balance, beginning of year                            $  113,923
     Capitalization of commissions, sales and issue            13,439
     Amortization                                             (12,859)
     Change in unrealized investment losses                    14,681
                                                           ----------

     Balance, end of year                                  $  129,184
                                                           ==========

5. POLICYHOLDERS' LIABILITIES

Future policy benefits and other policyholder liabilities at December 31 are as follows:

                                                1999          1998
                                                ----          ----
                                                  (In Thousands)

     Life insurance                         $  100,686     $   84,825
     Annuities                                   5,175          5,007
                                            ----------     ----------
                                            $  105,861     $   89,832
                                            ==========     ==========

Life insurance liabilities include reserves for death and endowment policy benefits. Annuity liabilities include reserves for immediate annuities.

The following table highlights the key assumptions generally utilized in calculating these reserves:

        Product                   Mortality                Interest Rate            Estimation Method
--------------------       --------------------------      --------------       --------------------------
Life insurance             Generally rates                  2.5% to 7.5%        Net level premium based
                           guaranteed in calculating                            on non-forfeiture interest
                           cash surrender values                                rate

Individual immediate       1983 Individual Annuity         3.5% to 8.75%        Present value of expected
annuities                  Mortality Table with                                 future payment based on
                           certain modifications                                historical experience

Policyholders' account balances at December 31, are as follows:

                                                       1999           1998
                                                       ----           ----
                                                         (In Thousands)

            Individual annuities                   $  150,687      $  148,327
            Interest-sensitive life contracts         264,230         266,219
                                                   ----------      ----------
                                                   $  414,917      $  414,546
                                                   ==========      ==========

Policyholders' account balances for interest-sensitive life and individual annuities are equal to policy account values plus unearned premiums. The policy account values represent an accumulation of gross premium payments plus credited interest less withdrawals, expenses, mortality charges.

Notes to Financial Statements
--------------------------------------------------------------------------------

5. POLICYHOLDERS' LIABILITIES (continued)

Certain contract provisions that determine the policyholder account balances are as follows:

            Product                  Interest Rate  Withdrawal/Surrender Charges
----------------------------------   -------------  ----------------------------

Interest sensitive life contracts    4.0% to 5.4%   Various up to 10 years

Individual annuities                 3.0% to 5.6%   0% to 8% for up to 8 years

6. REINSURANCE

The Company participates in reinsurance with Prudential in order to provide greater diversification of business, provide additional capacity for future growth and limit the maximum net loss potential arising from large risks. Reinsurance ceded arrangements do not discharge the Company or the insurance subsidiaries as the primary insurer, except for cases involving a novation. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability reassumed by the Company is considered to be remote.

Reinsurance amounts included in the Statement of Operations for the year ended December 31 are below.

                                              1999      1998        1997
                                              ----      ----        ----
                                                   (In Thousands)

Reinsurance premiums ceded - affiliated      $(17)      $(28)      $(12)
                                             ====       ====       ====

Policyholders' benefits ceded                $  0       $  0       $  0
                                             ====       ====       ====

Reinsurance recoverables, included in "Other assets" in the Company's Statements of Financial Position, at December 31 include amounts recoverable on unpaid and paid losses and were as follows:

                                             1999            1998
                                             ----            ----
                                                (In Thousands)

Life insurance - affiliated                  $ 16            $ 31
                                             ====            ====

Notes to Financial Statements
--------------------------------------------------------------------------------

7. INCOME TAXES

The components of income taxes for the years ended December 31, are as follows:

                                        1999          1998           1997
                                        ----          ----           ----
                                                 (In Thousands)
Current tax expense (benefit):
U.S.                                 $  6,769       $ 14,786      $ 12,880
State and local                           178            523           399
                                     --------       --------      --------
Total                                   6,947         15,309        13,279
                                     --------       --------      --------

Deferred tax expense (benefit):
U.S.                                      (54)         2,198        (2,305)
State and local                            (2)            63             -
                                     --------       --------      --------
Total                                     (56)         2,261        (2,305)
                                     --------       --------      --------

Total income tax expense             $  6,891       $ 17,570      $ 10,974
                                     ========       ========      ========

The Company's income tax expense for the years ended December 31, differs from the amount computed by applying the expected federal income tax rate of 35% to income from operations before income taxes for the following reasons:

                                             1999         1998          1997
                                             ----         ----          ----
                                                     (In Thousands)

Expected federal income tax expense      $  6,891       $ 17,288       $ 10,569
State and local income taxes                  115            381            259
Other                                        (115)           (99)           146
                                         --------       --------       --------
Total income tax expense                 $  6,891       $ 17,570       $ 10,974
                                         ========       ========       ========

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

                                                            1999         1998
                                                            ----         ----
                                                             (In Thousands)
Deferred tax assets:
Insurance reserves                                       $  9,711      $ 10,016
Net unrealized (gains) losses on securities                 6,823        (1,884)
Investment gains                                            2,083             -
                                                         --------      --------
Deferred tax assets                                      $ 18,617      $  8,132
                                                         --------      --------

Deferred tax liabilities:
Deferred acquisition costs                                 37,174        28,509
Investment gains                                                -           963
Other                                                         879         2,375
                                                         --------      --------
Deferred tax liabilities                                   38,053        31,847
                                                         --------      --------

Net deferred tax liability                               $ 19,436      $ 23,715
                                                         ========      ========

Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets after valuation allowance. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of the deferred tax asset that is realizable. At December 31, 1999 and 1998, respectively, the Company had no federal or state operating loss carryforwards for tax purposes.

Notes to Financial Statements
--------------------------------------------------------------------------------

7. INCOME TAXES (continued)

The Internal Revenue Service (the "Service") has completed examinations of the consolidated federal income tax returns through 1992. The Service has begun their examination of the years 1993 through 1995.

8. EQUITY

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

                                                                   1999           1998           1997
                                                                   ----           ----           ----
                                                                             (In Thousands)
Statutory net income                                             $ 20,221       $ 18,704       $ 18,306

Adjustments to reconcile to net income on a GAAP basis:
Amortization and capitalization of deferred acquisition costs         580         12,464         (3,170)
Deferred premium                                                     (314)           534            198
Insurance revenues and expenses                                       983           (808)         2,324
Income taxes                                                         (139)        (2,973)         2,517
Valuation of investments                                           (3,199)         5,896          1,707
Amortization of IMR                                                (2,089)        (2,102)        (1,850)
Asset management fees                                              (2,050)             -              -
Other, net                                                         (1,196)           108           (809)
                                                                 --------       --------       --------
GAAP net income                                                  $ 12,797       $ 31,823       $ 19,223
                                                                 ========       ========       ========
                                                            1999           1998
                                                            ----           ----
                                                               (In Thousands)
Statutory surplus                                        $ 274,437       $ 252,530

Adjustments to reconcile to equity on a GAAP basis:
Valuation of investments                                    (9,644)         20,799
Deferred acquisition costs                                 129,184         113,923
Deferred premium                                            (1,159)         (1,473)
Insurance liabilities                                      (23,889)        (18,141)
Income Taxes                                               (17,977)        (21,716)
Asset management fees                                       (2,050)              -
Other, net                                                   2,067             (69)
                                                         ---------       ---------
GAAP stockholder's equity                                $ 350,969       $ 345,853
                                                         =========       =========

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Notes to Financial Statements
--------------------------------------------------------------------------------

9. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Fixed maturities

Estimated fair values for fixed maturities are based on quoted market prices or estimates from independent pricing services.

Policy loans

The estimated fair value of policy loans is calculated using a discounted cash flow model based upon current U.S. Treasury rates and historical loan repayments.

Investment contracts

Estimated fair values of investment contracts are derived by using the policyholder's account balance.

Derivative financial instruments

The fair value of futures is estimated based on market quotes for transactions with similar terms.

The following table discloses the carrying amounts and estimated fair values of the Company's financial instruments at December 31:

                                                       1999                            1998
                                            --------------------------      ---------------------------
                                             Carrying       Estimated        Carrying       Estimated
                                              Value         Fair Value         Value        Fair Value
                                            ----------      ----------      ----------      -----------
                                                                  (In Thousands)
Financial Assets:
   Fixed maturities:
       Available for sale                   $  585,271      $  585,271      $  622,990      $  622,990
       Held to maturity                          7,470           6,938               -               -
   Policy loans                                143,815         136,990         139,443         146,504
   Short-term investments                       27,473          27,473          53,761          53,761
   Cash                                            117             117              45              45
   Separate Accounts assets                  1,827,484       1,827,484       1,450,986       1,450,986

Financial Liabilities:
   Investment contracts                     $   92,096      $   92,096      $   87,948      $   87,948
   Cash collateral for loaned securities        17,900          17,900          34,424          34,424
   Securities sold under agreements
     to repurchase                                   -               -          27,210          27,210
   Separate Accounts liabilities             1,827,484       1,827,484       1,450,986       1,450,986
   Derivatives                                     597             597               -               -

10. DERIVATIVE AND OFF-BALANCE SHEET CREDIT-RELATED INSTRUMENTS

Futures

The Company uses exchange-traded Treasury futures to reduce market risks from changes in interest rates and to manage the duration of assets to better match the duration of liabilities supported by those assets. The Company enters into exchange-traded futures with regulated futures commissions merchants who are members of a trading exchange. The fair value of futures is estimated based on market quotes for a transaction with similar terms.

Under exchange-traded futures, the Company agrees to purchase a specified number of contracts with other parties and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. Treasury futures move substantially in value as interest rates change and can be used to either modify or hedge existing interest rate risk. This strategy protects against the risk that cash flow requirements may necessitate liquidation of investments at unfavorable prices resulting from increases in interest rates. This strategy can be a more cost effective way of temporarily reducing the Company's exposure to a market decline than selling fixed income securities and purchasing a similar portfolio when such a decline is believed to be over.

Notes to Financial Statements
--------------------------------------------------------------------------------

10. DERIVATIVE AND OFF-BALANCE SHEET CREDIT-RELATED INSTRUMENTS (continued)

If futures meet hedge accounting criteria, changes in their fair value are deferred and recognized as an adjustment to the carrying value of the hedged item. Deferred gains or losses from the hedges for interest-bearing financial instruments are amortized as a yield adjustment over the remaining lives of the hedged item. Futures that do not qualify as hedges are carried at fair value with changes in value reported in current period earnings. The notional and fair value of futures contracts was $46.4 million and $(.6) million at December 31, 1999, respectively. There were no open futures contracts at December 31, 1998.

Credit Risk

The current credit exposure of the Company's derivative contracts is limited to the fair value at the reporting date. Credit risk is managed by entering into transactions with creditworthy counterparties and obtaining collateral where appropriate and customary. The Company also attempts to minimize its exposure to credit risk through the use of various credit monitoring techniques. All of the net credit exposure for the Company from derivative contracts is with investment-grade counterparties. As of December 31, 1999 100% of the notional consisted of interest rate derivatives.

11. CONTINGENCIES

Various lawsuits against the Company have arisen in the course of the Company's business. In certain of these matters, large and/or indeterminate amounts are sought.

On October 28, 1996, the Company entered into a Stipulation of Settlement with attorneys for the plaintiffs in a consolidated class action lawsuit pending in a Multi-District Litigation proceeding in the U.S. District Court for the District of New Jersey. The class action suit involved alleged improprieties in connection with the sale, servicing and operation of permanent life insurance policies from 1982 through 1995. Pursuant to the settlement, the Company has participated in a remediation program pursuant to which relief was offered to policyowners who were misled when they purchased permanent life insurance policies in the United States from 1982 to 1995. Prudential has agreed to indemnify the Company for any liability incurred in connection with that litigation.

The balance of the Company's litigation is subject to many uncertainties, and given the complexity and scope, the outcomes cannot be predicted with precision. Management believes that any ultimate liability which could result from such litigation would not have a material adverse effect on the Company's financial position.

12. DIVIDENDS

The Company is subject to New Jersey law which requires any shareholder dividend or distribution must be filed with the New Jersey Commissioner of Insurance. Cash dividends may only be paid out of earned surplus derived from realized net profits.

13. RELATED PARTY TRANSACTIONS

Service Agreements

Prudential and the Company operate under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential. Prudential periodically reviews its methods for determining the level of administrative expenses charged to the Company. Late in 1998, Prudential revised its allocation methodology to more closely align allocations based on business processes, resulting in increased allocations from 1998 levels. Management believes that the updated methodology is reasonable and better reflects actual costs incurred by Prudential to process transactions on behalf of the Company. The net cost of these services allocated to the Company were $28.3 million, $23.5 million and $16.2 million for the years ended December 31, 1999, 1998, and 1997, respectively.

In addition, the Company received allocated distribution expenses from Prudential's retail agency network. Beginning in 1999, market based distribution transfer pricing was the basis for allocating costs to each product line that distributes products through Prudential's retail agency channels. A majority of these distribution expenses have been capitalized by the Company as DAC.

The Company receives asset management fees from Pruco Life for its policyholder account balances invested in the Prudential Series Fund ("PSF") managed by Pruco Life. The Company received from Pruco Life its allocable shares of such compensation in the amount of $7.4 million, $5.6 million, and $5.3 million, during 1999, 1998, and 1997, respectively, recorded as "Asset management fee income" in the Statements of Operations and Comprehensive Income.

Notes to Financial Statements
--------------------------------------------------------------------------------

13. RELATED PARTY TRANSACTIONS (continued)

The Company pays an asset management fee to Prudential Global Asset Management ("PGAM") for managing the Separate Account investment portfolio. The expense for the year was $3.0 million, which is shown in general, adminstrative and other expenses.

The Company has sold a Corporate Owned Life Insurance ("COLI") policy to Prudential. The cash surrender value included in Separate Accounts at December 31, 1999 was $199.0 million.

Reinsurance

The Company currently has a reinsurance agreement in place with Prudential ("the reinsurer"). The reinsurance agreement is a yearly renewable term agreement in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. These agreements had no material effect on net income for the years ended December 31, 1999, 1998, and 1997.

Debt Agreements

In July 1998, the Company established a revolving line of credit facility with Prudential Funding Corporation, a wholly-owned subsidiary of Prudential. There is no outstanding debt relating to this credit facility as of December 31, 1999.