Form 10-Q
period 2000-03-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2000-05-15
CIK 1038509

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                      For the quarterly period ended March 31, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission file number 333-18053

                          PRUCO LIFE INSURANCE COMPANY
                                  OF NEW JERSEY

             (Exact name of Registrant as specified in its charter)

               New Jersey                                  22-2426091
-------------------------------------------    ---------------------------------
(State or other                                (IRS Employer Identification No.)
jurisdiction, incorporation or organization)

                 213 Washington Street, Newark, New Jersey 07102
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (973) 802-3274
                         -------------------------------
              (Registrant's Telephone Number, including area code)

        Securities registered pursuant to Section 12 (b) of the Act: NONE Securities registered pursuant to Section 12 (g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  /x/   NO / /

      State the aggregate market value of the voting stock held by non-affiliates of the registrant: NONE

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 15, 2000. Common stock, par value of $5 per share: 400,000 shares outstanding

       Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and is therefore filing this Form with the reduced disclosure format.

================================================================================

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page No.
                                                                        --------

Cover Page                                                                  -

Index                                                                       2

                   PART I - Financial Information

Item 1.     (Unaudited) Financial Statements

                     Statements of Financial Position
                     As of March 31, 2000 and December 31, 1999             3

                     Statements of Operations and Comprehensive Income
                     Three months ended March 31, 2000 and 1999             4

                     Statements of Changes in Stockholder's
                     Equity Periods ended March 31, 2000 and
                     and December 31, 1999 and 1998                         5

                     Statements of Cash Flows
                     Three months ended March 31, 2000 and 1999             6

                     Notes to Financial Statements                          7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             9

                     PART II - Other Information

Item 6.     Exhibits and Reports on Form 8-K                               11

Signature Page                                                             12

Pruco Life Insurance Company of New Jersey

Statements of Financial Position
As of March 31, 2000 and December 31, 1999 (In Thousands)
--------------------------------------------------------------------------------

                                                                  (Unaudited)
                                                                 March 31, 2000   December 31, 1999
                                                                 --------------   -----------------
ASSETS
Fixed maturities
  Available for sale, at fair value
  (amortized cost, 2000: $603,064; and 1999: $604,223)            $  586,570         $  585,271
  Held to maturity, at amortized cost
  (fair value, 2000: $6,984; and 1999: $6,938)                         7,470              7,470
Policy loans                                                         144,799            143,815
Short-term investments                                                43,711             27,473
Other long-term investments                                            3,541              2,520
                                                                -------------      -------------
     Total investments                                               786,091            766,549
Cash                                                                      60                117
Deferred policy acquisition costs                                    127,136            129,184
Accrued investment income                                             12,558             12,492
Receivables from affiliate                                            15,489             16,231
Other assets                                                           2,417                474
Separate Account assets                                            1,881,895          1,827,484
                                                                -------------      -------------
TOTAL ASSETS                                                      $2,825,646         $2,752,531
                                                                =============      =============

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                   $  418,125         $  414,917
Future policy benefits and other policyholder liabilities            106,069            105,861
Cash collateral for loaned securities                                 21,292             17,900
Securities sold under agreements to repurchase                         4,656                 --
Income taxes payable                                                  23,157             27,829
Other liabilities                                                     15,040              7,571
Separate Account liabilities                                       1,881,895          1,827,484
                                                                -------------      -------------
Total liabilities                                                  2,470,234          2,401,562
                                                                -------------      -------------
Contingencies - (See Footnote 2)
Stockholder's Equity
Common stock, $5 par value;
    400,000 shares, authorized;
    issued and outstanding at
    March 31, 2000 and December 31, 1999                               2,000              2,000
Paid-in-capital                                                      125,000            125,000
Retained earnings                                                    233,707            230,057
Accumulated other comprehensive loss                                  (5,295)            (6,088)
                                                                -------------      -------------
Total stockholder's equity                                           355,412            350,969
                                                                -------------      -------------
TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY                                           $2,825,646         $2,752,531
                                                                =============      =============

                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Operations and Comprehensive Income (Unaudited)
Three Months Ended March 31, 2000 and 1999  (In Thousands)
--------------------------------------------------------------------------------

                                                                Three months ended
                                                                     March 31,

                                                                2000           1999
                                                              -------        -------
REVENUES
Premiums                                                      $ 1,489        $ 1,684
Policy charges and fee income                                  13,926         12,633
Net investment income                                          13,716         11,926
Realized investment losses, net                                (1,312)          (347)
Asset management fees                                           2,041          1,495
Other income                                                       46            233
                                                              -------        -------

Total revenues                                                 29,906         27,624
                                                              -------        -------

BENEFITS AND EXPENSES

Policyholders' benefits                                         7,720          8,606
Interest credited to policyholders' account balances            4,410          4,280
General, administrative and other expenses                     12,160          8,437
                                                              -------        -------

Total benefits and expenses                                    24,290         21,323
                                                              -------        -------

Income from operations before income taxes                      5,616          6,301
                                                              -------        -------

Income tax provision                                            1,966          2,305
                                                              -------        -------

NET INCOME                                                    $ 3,650        $ 3,996
                                                              -------        -------

Net unrealized investment gains (losses) on securities,
net of reclassification adjustment and taxes                      793         (1,569)
                                                              -------        -------

TOTAL COMPREHENSIVE INCOME                                    $ 4,443        $ 2,427
                                                              =======        =======


                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Changes in Stockholder's Equity (Unaudited)
Periods ended March 31, 2000 and December 31, 1999 and 1998 (In Thousands)
--------------------------------------------------------------------------------

                                                                               Accumulated
                                                                                  other           Total
                                     Common      Paid - in -     Retained     comprehensive    stockholder's
                                     stock         capital       earnings      income loss)       equity
                                   ---------      ---------      ---------    -------------    ------------
Balance, January 1, 1998           $   2,000      $ 125,000      $ 185,437      $   2,956       $ 315,393

  Net income                              --             --         31,823             --          31,823
  Change in net unrealized
  investment losses, net of net
  of reclassification and taxes           --             --             --         (1,363)         (1,363)
                                   ---------      ---------      ---------      ---------       ---------
Balance, December 31, 1998         $   2,000      $ 125,000      $ 217,260      $   1,593       $ 345,853

  Net income                              --             --         12,797             --          12,797
  Change in net unrealized
  investment losses, net of
  reclassification and taxes              --             --             --         (7,681)         (7,681)
                                   ---------      ---------      ---------      ---------       ---------
Balance, December 31, 1999         $   2,000      $ 125,000      $ 230,057      $  (6,088)      $ 350,969

  Net income                              --             --          3,650             --           3,650
  Change in net unrealized
  investment gains, net of
  reclassification and taxes              --             --             --            793             793
                                   ---------      ---------      ---------      ---------       ---------
Balance, March 31, 2000            $   2,000      $ 125,000      $ 233,707      $  (5,295)      $ 355,412
                                   =========      =========      =========      =========       =========

                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Cash Flows (Unaudited)
Three Months Ended March 31, 2000 and 1999 (In Thousands)
--------------------------------------------------------------------------------

                                                                  Three months ended,
                                                                      March 31,

                                                                 2000             1999
                                                               ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $   3,650       $   3,996
  Adjustments to reconcile net income to net
  cash (used in) provided by
    Operating activities:
    Policy charges and fee income                                 (2,564)         (2,471)
    Interest credited to policyholders' account balances           4,410           4,280
    Realized investment losses (gains), net                        1,312             347
    Amortization and other non-cash items                         (1,927)          4,385
    Change in:
      Future policy benefits and other
      policyholders' liabilities                                     208            (514)
      Accrued investment income                                      (66)           (679)
      Policy loans                                                  (984)         (2,671)
      Receivable from affiliates                                     742          (8,894)
      Deferred policy acquisition costs                            2,048          (2,184)
      Income taxes payable                                        (4,672)            926
      Other, net                                                   5,525             705
                                                               ---------       ---------
Cash Flows From (Used In) Operating Activities                     7,682          (2,774)
                                                               ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale/maturity of:
    Fixed maturities:
      Available for sale                                         142,393         402,023
  Payments for the purchase of:
    Fixed maturities:
      Available for sale                                        (143,546)       (345,265)
      Held to maturity                                                --          (5,470)
  Cash collateral for loaned securities, net                       3,392           6,047
  Securities sold under agreements to repurchase, net              4,656         (22,506)
     Other long-term investments                                   1,021            (276)
  Short term investments, net                                    (16,239)        (27,086)
                                                               ---------       ---------
Cash Flows (Used in) From Investing Activities                    (8,323)          7,467
                                                               ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Policyholders' account balances:
    Deposits                                                      49,420          44,029
    Withdrawals                                                  (48,836)        (45,895)
                                                               ---------       ---------
Cash Flows From (Used in) Financing Activities                       584          (1,866)
                                                               ---------       ---------
Net (decrease) increase in Cash                                      (57)          2,827
Cash, beginning of year                                              117              45
                                                               ---------       ---------
CASH , END OF PERIOD                                           $      60       $   2,872
                                                               =========       =========

                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements (Unaudited)
================================================================================

1. BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q on the basis of accounting principles generally accepted in the United States. These interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair presentation of the results of operations and financial condition of the Pruco Life Insurance Company of New Jersey ("the Company"), for the interim periods presented. The Company is a wholly-owned subsidiary of the Pruco Life Insurance Company ("Pruco Life") which in turn is a wholly-owned subsidiary of The Prudential Insurance Company of America ("Prudential"). All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. Certain amounts in the Company's prior year financial statements have been reclassified to conform to the 2000 presentation. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2. CONTINGENCIES

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

The balance of the Company's litigation is subject to many uncertainties, and given the complexity and scope, the outcomes cannot be predicted with precision. Management believes that any ultimate liability that could result from such litigation would not have a material adverse effect on the Company's financial position.

3. RELATED PARTY TRANSACTIONS

The Company has extensive transactions and relationships with Prudential and other affiliates. It is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

Expense Charges and Allocations

All of the Company's expenses are allocations or charges from Prudential or other affiliates. These expenses can be grouped into the following categories: general and administrative expenses, retail distribution expenses and asset management fees.

The Company's general and administrative expenses are charged to the Company using allocation methodologies based on business processes. Management believes that the methodology is reasonable and reflects the actual costs incurred by Prudential to process transactions on behalf of the Company. Prudential and the Company operate under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential.

Late in 1998, Prudential undertook a review of its expense allocation methodology. This review resulted in increased allocations to the Company compared with 1998 levels, reflecting higher expense allocations to products requiring more complex business processes and more transactions, such as variable products which allow policyholders to make changes in their investment portfolio. Implementation of the revised allocation methodology was substantially completed in the second quarter of 1999.

The Company is allocated distribution expenses from Prudential's retail agency network for both its domestic life and annuity products. The Company has capitalized the majority of these distribution expenses as deferred policy acquisition costs ("DAC"). The Company is charged an asset management fee from Prudential Global Asset Management ("PGAM") for managing the Separate Account investment portfolio. These fees are a component of general, administrative and other expenses.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements (Unaudited)
================================================================================

3.    RELATED PARTY TRANSACTIONS (continued)

In addition, the Company receives asset management fee income from policyholder account balances invested in the Prudential Series Fund ("PSF"), as shown in the Statement of Operations.

Corporate Owned Life Insurance

The Company has sold a Corporate Owned Life Insurance ("COLI") policy to Prudential. The cash surrender value included in Separate Accounts was $207.6 million and $199.0 million at March 31, 2000 and December 31, 1999, respectively.

Reinsurance

The Company currently has a reinsurance agreement in place with Prudential ("the reinsurer"). The reinsurance agreement is a yearly renewable term agreement in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. These agreements had no material effect on net income for the periods ended March 31, 2000 and December 31, 1999.

Debt Agreements

In July 1998, the Company established a revolving line of credit facility with Prudential Funding Corporation, a wholly-owned subsidiary of Prudential. There is no outstanding debt relating to this credit facility as of March 31, 2000 or December 31, 1999.

4.    RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is filing this form with reduced disclosure.

1. Analysis of Financial Condition

Total assets for the Company increased $73.1 million during the first three months of 2000, with the majority of the increase due to a rise in Separate Account assets of $54.4 million. The increase in the Separate Accounts is primarily comprised of contributions of $56.4 million and net investment income of $38.9 million, offset by surrenders, withdrawals, and disbursements of $40.9 million. In addition, there was an increase of $16.2 million in short-term investments due to higher levels of securities lending activity.

Similarly, liabilities increased by $68.7 million due to increases in Separate Account contractholder fund balances and higher levels of securities lending as described above.

2. Results of Operations

For the three months ended March 31, 2000 and March 31, 1999

Net income for the three months ended March 31, 2000 was $3.7 million, a decrease of $.3 million from the first quarter of 1999. The increase of $2.3 million in revenues was offset by an increase in expenses of $3.0 million. The income tax provision was lower by $.3 million for the first quarter of 2000 when compared to 1999, based on the corresponding decrease in net income.

Net investment income increased by $1.8 million primarily due to a corresponding increase in the fixed maturity asset base during the period. There were also realized losses of $1.3 million, an increase of $1.0 million, as a result of the sale of fixed maturities and $.5 million in corporate bond impairments in the present quarter.

Asset management fees increased by $.5 million when comparing March 31, 2000 to March 31, 1999. The increase is related to higher Investment Advisory Fees (PSF fees) resulting from the rise in Separate Account assets as a result of the growth in the equity markets and continued strong sales of the Discovery Select product. Policy charges and fee income also increased by $1.3 million as a result of the increase in the Separate Account fund values.

General, administrative and other expenses increased by $3.7 million from the prior year. PGAM fees increased by $.5 million, as they were not charged until later in 1999. The remaining rise in expenses is a result of increases in distribution and other general and administrative expenses due to business growth and changes in the expense methodology process that Prudential uses to allocate costs to its subsidiaries, as discussed in Footnote 3 in the Notes to Financial Statements "Related Party Transactions".

3. Liquidity and Capital Resources

Principal cash flow sources are investment and fee income, investment maturities and sales, and premiums and fund deposits. These cash inflows may be complemented by financing activities through other Prudential affiliates.

Cash outflows consist principally of benefits, claims and amounts paid to policyholders in connection with policy surrenders, withdrawals and net policy loan activity. Uses of cash also include commissions, general and administrative expenses, and purchases of investments. Liquidity requirements associated with policyholder obligations are monitored regularly so that the Company can manage cash inflows to match anticipated cash outflow requirements.

The Company believes that cash flow from operations together with proceeds from scheduled maturities and sales of fixed maturity investments, are adequate to satisfy liquidity requirements based on the Company's current liability structure.

The Company had $2.8 billion of assets at March 31, 2000 compared to $2.7 billion at December 31, 1999, of which $1.9 billion and $1.8 billion were held in Separate Accounts at March 31, 2000 and December 31, 1999, respectively, under variable life insurance policies and variable annuity contracts. The remaining assets consisted primarily of investments and deferred policy acquisition costs.

4. The Year 2000 Issue

The Company utilizes many of the same business applications, infrastructure and business partners as Prudential. Prudential addressed the Year 2000 issue on an enterprise-wide basis. Therefore, it is not possible to differentiate the Company's Year 2000 issue from that of Prudential. To date, neither Prudential nor the Company has experienced material Year 2000 related problems in any of their operations. Prudential believes that it has mitigated the Year 2000 risk, however Prudential cannot guarantee that it will not experience a Year 2000 failure that has thus far been undetected. In the worst case, it is possible that an as yet unknown Year 2000 failure, whether internal or external, could have a material impact on Prudential or the Company's results of operations, liquidity or financial condition. Where necessary, we have enhanced our general business continuation contingency plans to ensure that they would be effective in responding to a Year 2000 failure. Substantially all of these plans, as they related to Year 2000 issues, include the ultimate resolution of any technology failure that we may encounter.

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

                                     PART II

Item 6. Exhibits and Reports on Form 8-K

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

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  (Registrant)


Signature                     Title                             Date
---------                     -----                             ----


_________________________     President and Director            May 15, 2000
Esther H. Milnes

_________________________     Principal Financial Officer       May 15, 2000
Dennis G. Sullivan            and Chief Accounting Officer