Form 10-Q
period 2000-06-12
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2000-08-14
CIK 1038509

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the quarterly period ended June 30, 2000

                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission file number 333-18053

                          PRUCO LIFE INSURANCE COMPANY
                                  OF NEW JERSEY

             (Exact name of Registrant as specified in its charter)

            New Jersey                                      22-2426091
------------------------------------           ---------------------------------
(State or other jurisdiction,                  (IRS Employer Identification No.)
incorporation or organization)

                 213 Washington Street, Newark, New Jersey 07102
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (973) 802-3274
              (Registrant's Telephone Number, including area code)

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 15, 2000. Common stock, par value of $5 per share: 400,000 shares outstanding

       Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY


                          INDEX TO FINANCIAL STATEMENTS

                                                                                                      Page No.
                                                                                                      --------
         Cover Page                                                                                       -

         Index                                                                                            2

                         PART I - Financial Information

         Item 1.  (Unaudited) Financial Statements

                           Statements of Financial Position
                           As of June 30, 2000 and December 31, 1999                                      3

                           Statements of Operations and Comprehensive Income
                           Three and Six months ended June 30, 2000 and 1999                              4

                           Statements of Changes in Stockholder's Equity
                           Periods ended June 30, 2000 and December 31, 1999 and 1998                     5

                           Statements of Cash Flows
                           Six months ended June 30, 2000 and 1999                                        6

                           Notes to Financial Statements                                                  7

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                           9


                           PART II - Other Information

         Item 6.  Exhibits and Reports on Form 8-K                                                        11

         Signature Page                                                                                   12


Pruco Life Insurance Company of New Jersey

Statements of Financial Position
As of June 30, 2000 and December 31, 1999 (In Thousands)
--------------------------------------------------------------------------------

                                                                             (Unaudited)
                                                                               June 30,           December 31,
                                                                                 2000                 1999
                                                                              ----------         -------------

   ASSETS
   Fixed maturities
      Available for sale, at fair value (amortized cost, 2000: $604,283;      $  587,498            $ 585,271
      and 1999: $604,223)
      Held to maturity, at amortized cost (fair value, 2000: $6,997; and           7,470                7,470
      1999: $6,938)
   Policy loans                                                                  147,180              143,815
   Short-term investments                                                         79,084               27,473
   Other long-term investments                                                     4,027                2,520
                                                                            ------------          -----------
           Total investments                                                     825,259              766,549
   Cash                                                                              660                  117
   Deferred policy acquisition costs                                             126,866              129,184
   Accrued investment income                                                      11,955               12,492
   Receivables from affiliate                                                     17,889               16,231
   Other assets                                                                    8,739                  474
   Separate Account assets                                                     1,859,915            1,827,484
                                                                            ------------          -----------
   TOTAL ASSETS                                                              $ 2,851,283           $2,752,531
                                                                            ============          ===========

   LIABILITIES AND STOCKHOLDER'S EQUITY
   Liabilities
   Policyholders' account balances                                            $  424,566            $ 414,917
   Future policy benefits and other policyholder liabilities                     107,641              105,861
   Cash collateral for loaned securities                                          39,348               17,900
   Securities sold under agreements to repurchase                                 14,198                    -
   Income taxes payable                                                           27,099               27,829
   Other liabilities                                                              17,213                7,571
   Separate Account liabilities                                                1,859,915            1,827,484
                                                                            ------------          -----------
   Total liabilities                                                           2,489,980            2,401,562
                                                                            ------------          -----------
   Contingencies - (See Footnote 2)
   Stockholder's Equity
   Common stock, $5 par value;
         400,000 shares, authorized;
         issued and outstanding at
         June 30, 2000 and December 31, 1999                                       2,000                2,000
   Paid-in-capital                                                               125,000              125,000
   Retained earnings                                                             239,787              230,057
   Accumulated other comprehensive loss                                           (5,484)              (6,088)
                                                                            ------------          -----------
   Total stockholder's equity                                                    361,303              350,969
                                                                            ------------          -----------
   TOTAL LIABILITIES AND
       STOCKHOLDER'S EQUITY                                                  $ 2,851,283           $2,752,531
                                                                            ============          ===========



                        See Notes to Financial Statements

   Pruco Life Insurance Company of New Jersey

   Statements of Operations and Comprehensive Income (Unaudited)
   Three and Six Months Ended June 30, 2000 and 1999  (In Thousands)
--------------------------------------------------------------------------------

                                                           Six months ended              Three months ended
                                                               June 30,                         June 30,

                                                      2000              1999            2000             1999
                                                   -------------     -------------   ------------    -------------
REVENUES

Premiums                                             $  3,275          $  3,150         $ 1,786          $ 1,466
Policy charges and fee income                          27,457            26,186          13,531           13,418
Net investment income                                  27,074            24,575          13,358           12,649
Realized investment losses, net                        (1,549)           (2,139)           (238)          (1,792)
Asset management fees                                   4,185             3,250           2,144            1,755
Other income                                              104               164              58               66
                                                   -------------     -------------    ------------    -------------

Total revenues                                         60,546            55,186          30,639           27,562
                                                   -------------     -------------    ------------    -------------

BENEFITS AND EXPENSES

Policyholders' benefits                                14,412            14,426           6,692            5,820
Interest credited to policyholders' account             9,521             8,925           5,111            4,645
balances
General, administrative and other expenses             21,643            21,623           9,483           13,186
                                                   -------------     -------------    ------------    -------------

Total benefits and expenses                            45,576            44,974          21,286           23,651
                                                   -------------     -------------    ------------    -------------

Income from operations before income taxes             14,970            10,212           9,353            3,911
                                                   -------------     -------------    ------------    -------------

Income tax provision                                    5,240             3,574           3,274            1,269
                                                   -------------     -------------    ------------    -------------

NET INCOME                                            $ 9,730          $  6,638         $ 6,079          $ 2,642
                                                   -------------     -------------    ------------    -------------

Other comprehensive income, net of tax:

     Unrealized gains (losses) on securities,
     net of Reclassification adjustment                   604           (3,979)           (189)          (2,410)
                                                   -------------     -------------    ------------    -------------

TOTAL COMPREHENSIVE INCOME                           $ 10,334          $  2,659         $ 5,890           $  232
                                                   =============     =============    ============    =============


                        See Notes to Financial Statements

   Pruco Life Insurance Company of New Jersey

   Statements of Changes in Stockholder's Equity (Unaudited)
   Periods ended June 30, 2000 and December 31, 1999 and 1998 (In Thousands)
--------------------------------------------------------------------------------

                                                                                Accumulated
                                                                                   other          Total
                                      Common      Paid - in -      Retained    comprehensive  stockholder's
                                       stock        capital        earnings    income (loss)      equity
                                   -----------   -------------    ----------  --------------- -------------

   Balance, January 1, 1998          $  2,000       $ 125,000      $ 185,437      $   2,956      $ 315,393

      Net income                             -              -         31,823              -         31,823
      Change in net unrealized
      investment losses, net
      of net of reclassification
      and taxes ...............              -              -              -         (1,363)        (1,363)

                                   -----------    -----------     ----------    -----------     ----------
   Balance, December 31, 1998         $  2,000      $ 125,000      $ 217,260      $   1,593      $ 345,853



      Net income                             -              -         12,797              -         12,797
      Change in net unrealized
      investment losses, net
      of reclassification
      and taxes ............                 -              -              -        (7,681)        (7,681)
                                   -----------    -----------     ----------    -----------     ----------
   Balance, December 31, 1999         $  2,000      $ 125,000      $ 230,057     $  (6,088)      $ 350,969




      Net income                             -              -          9,730                         9,730
      Change in net unrealized
      investment gains, net
      of reclassification
      and taxes ............                 -              -                           604            604
                                   -----------    -----------     ----------    -----------     ----------
   Balance, June 30, 2000             $  2,000      $ 125,000       $239,787     $  (5,484)      $ 361,303
                                   ===========    ===========     ==========    ===========     ==========



                        See Notes to Financial Statements

   Pruco Life Insurance Company of New Jersey

   Statements of Cash Flows (Unaudited)
   Six Months Ended June 30, 2000 and 1999 (In Thousands)
--------------------------------------------------------------------------------

                                                                          Six months ended,
                                                                               June 30,

                                                                         2000            1999
                                                                        ------           ------

   CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                        $  9,730       $  6,638
      Adjustments to reconcile net income to net cash (used in)
      provided by
         Operating activities:
         Policy charges and fee income                                    (4,948)        (4,411)
         Interest credited to policyholders' account balances              9,521          8,925
         Realized investment losses (gains), net                           1,549          2,139
         Amortization and other non-cash items                             1,059         10,633
         Change in:
           Future policy benefits and other policyholders'                 1,781          3,734
           liabilities
           Accrued investment income                                         537            457
           Policy loans                                                   (3,365)        (3,260)
           Payable to/Receivable from affiliates, net                     (1,659)       (16,703)
           Deferred policy acquisition costs                               2,318         (8,957)
           Income taxes payable                                             (729)           906
           Other, net                                                      1,376         15,204
                                                                      ----------     ----------
   Cash Flows From Operating Activities                                   17,170         15,305
                                                                      ----------     ----------
   CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from the sale/maturity of:
         Fixed maturities:
           Available for sale                                            237,982        559,840
      Payments for the purchase of:
         Fixed maturities:
           Available for sale                                           (241,776)      (510,634)
           Held to maturity                                                    0         (7,470)
      Cash collateral for loaned securities, net                          21,448        (29,709)
      Securities sold under agreements to repurchase, net                 14,198        (13,048)
       Other long-term investments                                        (1,508)          (690)
      Short term investments, net                                        (51,608)        (6,964)
                                                                      ----------     ----------
   Cash Flows (Used in) Investing Activities                             (21,264)        (8,675)
                                                                      ----------     ----------
   CASH FLOWS FROM FINANCING ACTIVITIES:
      Policyholders' account balances:
         Deposits                                                        109,057        113,275
         Withdrawals                                                    (104,420)      (119,187)
                                                                      ----------     ----------
   Cash Flows From (Used in) Financing Activities                          4,637         (5,912)
                                                                      ----------     ----------
   Net (decrease) increase in Cash                                           543            718
   Cash, beginning of year                                                   117             45
                                                                      ----------     ----------
   CASH, END OF PERIOD                                               $       660     $      763
                                                                      ==========     ==========


                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements (Unaudited)
================================================================================

1.       BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q on the basis of accounting principles generally accepted in the United States. These interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair presentation of the results of operations and financial condition of the Pruco Life Insurance Company of New Jersey ("the Company"), for the interim periods presented. The Company is a wholly-owned subsidiary of the Pruco Life Insurance Company ("Pruco Life") which in turn is a wholly-owned subsidiary of The Prudential Insurance Company of America ("Prudential"). All such adjustments are of a normal recurring nature, with the exception of certain related party transactions, as described in Footnote 3. The results of operations for any interim period are not necessarily indicative of results for a full year. Certain amounts in the Company's prior year financial statements have been reclassified to conform to the 2000 presentation. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

The Company's general and administrative expenses are charged to the Company using allocation methodologies based on business processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential to process transactions on behalf of the Company. Prudential and the Company operate under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential.

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

The Company is allocated estimated distribution expenses from Prudential's retail agency network for both its domestic life and annuity products. The Company has capitalized the majority of these distribution expenses as deferred policy acquisition costs ("DAC"). At April 1, 2000 Prudential and the Company agreed to revise the estimate of allocated distribution expenses to reflect a market based pricing arrangement.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements (Unaudited)
================================================================================

3.       RELATED PARTY TRANSACTIONS (continued)

The Company is charged an asset management fee by Prudential Global Asset Management ("PGAM") for managing the Separate Account investment portfolio. These fees are a component of general, administrative and other expenses.

In addition, the Company receives asset management fee income from policyholder account balances invested in the Prudential Series Fund ("PSF"), as shown in the Statement of Operations.

Corporate Owned Life Insurance
The Company has sold a Corporate Owned Life Insurance ("COLI") policy to Prudential. The cash surrender value included in Separate Accounts was $200.0 million and $199.0 million at June 30, 2000 and December 31, 1999, respectively.

Reinsurance
The Company currently has a reinsurance agreement in place with Prudential ("the reinsurer"). The reinsurance agreement is a yearly renewable term agreement in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. These agreements had no material effect on net income for the periods ended June 30, 2000 and December 31, 1999.

Debt Agreements
In July 1998, the Company established a revolving line of credit facility with Prudential Funding Corporation, a wholly-owned subsidiary of Prudential. There is no outstanding debt relating to this credit facility as of June 30, 2000 or December 31, 1999.


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


1.       Analysis of Financial Condition

Total assets for the Company increased $98.8 million during the first six months of 2000. As a result of increased securities lending activity, short-term investments rose by $51.6 million. In addition, Separate Account assets increased by $32.4 million, due to net cash inflows . Other assets increased by $8.3 million due to timing on the cash collection of receivables for securities sold.

Similarly, liabilities increased by $88.4 million from December 31,1999. Higher levels of securities lending increased liabilities by $35.6 million. Separate Account contractholder fund balances grew by $32.4 million due to contributions of $118.3 million, offset by net investment losses of $7.0 and surrenders, withdrawals and disbursements of $78.9 million. Policyholder account balances increased by $9.7 mainly due to sales of the Discovery Select ("Discovery Select") annuity product. Other liabilities increased by $9.6 million due to timing of the cash payment for purchases of securities.


2.       Results of Operations

For the six months ended June 30, 2000 and June 30, 1999
--------------------------------------------------------

Net income for the six months ended June 30, 2000 was $9.7 million, an increase of $3.1 million from the first six months of 1999. Revenue was up by $5.4 million and expenses increased slightly by $.6 million. The income tax provision was higher by $1.7 based on the corresponding increase in net income.

Net investment income increased by $2.5 million primarily due to a corresponding increase in the fixed maturity asset base during the period. There were also realized losses of $1.5 million, an improvement of $.6 million, as a result of gains on forward currency contracts, driven by a rise in the value of the US dollar against other currencies compared to the same period in 1999.

Asset management fees increased by $.9 million when comparing year-to-date June 30, 2000 to June 30, 1999. The increase is related to higher Investment Advisory Fees resulting from the rise in Separate Account assets as a result of sales of Discovery Select. Policy charges and fee income also increased by $1.3 million due to the increase in the Separate Account fund values.

General, administrative and other expenses remained flat with the prior year. Interest credited to policyholder account balances increased by $.6 million as the general fund balances have grown.

For the three months ended June 30, 2000 and June 30, 1999
----------------------------------------------------------

Net income for the three months ended June 30, 2000 was $6.1 million, an increase of $3.4 million from the second quarter of 1999, with increases of $3.1 million in revenues and decreases of $2.3 million in expenses. The income tax provision was higher by $2.0 million based on the corresponding increase in net income.

Net investment income increased by $.7 million primarily due to a corresponding increase in the fixed maturity asset base during the period. There were also realized losses of $.2 million, an improvement of $1.5 million compared to 1999, as a result of gains on forward currency contracts, driven by a rise in the value of the US dollar against other currencies.

Asset management fees increased by $.4 million related to higher Investment Advisory Fees, resulting from the rise in Separate Account assets as a result of sales of Discovery Select.

Policyholder benefits are $.9 million higher due to an increase in surrender benefits. Interest credited to policyholder account balances is $.5 million higher due to higher general account contractholder balances.

General, administrative and other expenses decreased by $3.7 million from the prior year. As of April 1, 2000, there was a change in the allocation of estimated distribution expenses from Prudential's retail agency network, which decreased quarter over quarter expenses by $2.7 million. Salary expenses also declined by $1.0 million.

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

The Company had $2.8 billion of assets at June 30, 2000 compared to $2.7 billion at December 31, 1999, of which $1.9 billion and $1.8 billion were held in Separate Accounts at June 30, 2000 and December 31, 1999, respectively, under variable life insurance policies and variable annuity contracts. The remaining assets consisted primarily of investments and deferred policy acquisition costs.


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

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  (Registrant)





Signature                         Title                           Date
---------                         -----                           ----



--------------------     President and Director              August 14, 2000
Esther H. Milnes


--------------------     Principal Financial Officer         August 14, 2000
Dennis G. Sullivan       and Chief Accounting Officer