Form 10-Q
period 2000-09-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2000-11-14
CIK 1038509

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the quarterly period ended September 30, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission file number 333-18053

                          PRUCO LIFE INSURANCE COMPANY
                                  OF NEW JERSEY

             (Exact name of Registrant as specified in its charter)

               New Jersey                                 22-2426091
-------------------------------------------    --------------------------------
(State or other                                (IRS Employer Identification No.)
jurisdiction, incorporation or organization)

                 213 Washington Street, Newark, New Jersey 07102
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (973) 802-3274
                  --------------------------------------------
              (Registrant's Telephone Number, including area code)

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 14, 2000. Common stock, par value of $5 per share: 400,000 shares outstanding

       Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
        is therefore filing this Form with the reduced disclosure format.

================================================================================

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page No.

Cover Page                                                                     -

Index                                                                          2

                         PART I - Financial Information

Item 1.  (Unaudited) Financial Statements

            Statements of Financial Position
            As of September 30, 2000 and December 31, 1999                     3

            Statements of Operations and Comprehensive Income
            Nine and Three months ended September 30, 2000 and 1999            4

            Statements of Changes in Stockholder's Equity
            Periods ended September 30, 2000 and December 31, 1999 and 1998    5

            Statements of Cash Flows
            Nine months ended September 30, 2000 and 1999                      6

            Notes to Financial Statements                                      7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             9


                           PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                     11

Signature Page                                                                12

Pruco Life Insurance Company of New Jersey

Statements of Financial Position
As of September 30, 2000 and December 31, 1999 (In Thousands)
--------------------------------------------------------------------------------


                                                                                          (Unaudited)
                                                                                          September 30,   December 31,
                                                                                              2000            1999
                                                                                           -----------    -----------
ASSETS
Fixed maturities
   Available for sale, at fair value (amortized cost, 2000: $632,633 and 1999: $604,223)   $   623,732    $   585,271
   Held to maturity, at amortized cost (fair value, 2000: $7,132; and 1999: $6,938)              7,470          7,470
Policy loans                                                                                   149,991        143,815
Short-term investments                                                                          74,179         27,473
Other long-term investments                                                                      4,043          2,520
                                                                                           -----------    -----------
        Total investments                                                                      859,415        766,549
Cash                                                                                               758            117
Deferred policy acquisition costs                                                              122,261        129,184
Accrued investment income                                                                       14,527         12,492
Receivables from affiliate                                                                      20,344         16,231
Other assets                                                                                    18,139            474
Separate Account assets                                                                      1,887,117      1,827,484
                                                                                           -----------    -----------
TOTAL ASSETS                                                                               $ 2,922,561    $ 2,752,531
                                                                                           ===========    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                                            $   428,879    $   414,917
Future policy benefits and other policyholder liabilities                                      108,986        105,861
Cash collateral for loaned securities                                                           45,876         17,900
Securities sold under agreements to repurchase                                                  16,773           --
Income taxes payable                                                                            32,529         27,829
Other liabilities                                                                               31,128          7,571
Separate Account liabilities                                                                 1,887,117      1,827,484
                                                                                           -----------    -----------
Total liabilities                                                                          $ 2,551,288    $ 2,401,562
                                                                                           -----------    -----------
Contingencies - (See Footnote 2)
Stockholder's Equity
Common stock, $5 par value;
      400,000 shares, authorized;
      issued and outstanding at
      September 30, 2000 and December 31, 1999                                                   2,000          2,000
Paid-in-capital                                                                                125,000        125,000
Retained earnings                                                                              247,176        230,057
Accumulated other comprehensive loss                                                            (2,903)        (6,088)
                                                                                           -----------    -----------
Total stockholder's equity                                                                     371,273        350,969
                                                                                           -----------    -----------
TOTAL LIABILITIES AND
    STOCKHOLDER'S EQUITY                                                                   $ 2,922,561    $ 2,752,531
                                                                                           ===========    ===========


                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Operations and Comprehensive Income (Unaudited)
Nine and Three Months Ended September 30, 2000 and 1999  (In Thousands)

--------------------------------------------------------------------------------

                                                  Nine months ended     Three months ended
                                                    September 30,          September 30,

                                                  2000        1999        2000       1999
                                                --------    --------    --------   --------
REVENUES

Premiums                                        $  4,284    $  5,613    $  1,009   $  2,462
Policy charges and fee income                     41,373      38,895      13,916     12,709
Net investment income                             40,116      37,288      13,042     12,713
Realized investment (losses) gains, net             (493)     (2,661)      1,056       (522)
Asset management fees                              6,416       4,876       2,231      1,626
Other income                                         156         305          52        141
                                                --------    --------    --------   --------

Total revenues                                    91,852      84,316      31,306     29,129
                                                --------    --------    --------   --------

BENEFITS AND EXPENSES

Policyholders' benefits                           21,699      19,906       7,287      5,479
Interest credited to policyholders' account       14,009      14,042       4,488      5,117
  balances
General, administrative and other expenses        29,806      33,901       8,163     12,278
                                                --------    --------    --------   --------

Total benefits and expenses                       65,514      67,849      19,938     22,874
                                                --------    --------    --------   --------

Income from operations before income taxes        26,338      16,467      11,368      6,255
                                                --------    --------    --------   --------

Income tax provision                               9,219       5,763       3,979      2,189
                                                --------    --------    --------   --------

NET INCOME                                      $ 17,119    $ 10,704    $  7,389   $  4,066
                                                --------    --------    --------   --------

Other comprehensive income, net of tax:

     Unrealized gains (losses) on securities,
       net of reclassification adjustment          3,185      (5,216)      2,581     (1,237)
                                                --------    --------    --------   --------

TOTAL COMPREHENSIVE INCOME                      $ 20,304    $  5,488    $  9,970   $  2,829
                                                ========    ========    ========   ========


                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Changes in Stockholder's Equity (Unaudited)
Periods ended September 30, 2000 and December 31, 1999 and 1998 (In Thousands)
--------------------------------------------------------------------------------

                                                                                Accumulated
                                                                                   other          Total
                                      Common      Paid - in -      Retained    comprehensive  stockholder's
                                       stock        capital        earnings    income (loss)      equity
                                     ----------   -----------      ---------   -------------  --------------
Balance, January 1, 1998             $   2,000    $ 125,000        $ 185,437     $   2,956      $ 315,393

  Net income                                 -            -           31,823             -         31,823
  Change in net unrealized
  investment losses, net of
  reclassification and taxes                 -            -                -        (1,363)        (1,363)
                                     ----------   -----------      ---------   -------------  --------------
Balance, December 31, 1998           $   2,000    $ 125,000        $ 217,260     $   1,593      $ 345,853

  Net income                                 -            -           12,797             -         12,797
  Change in net unrealized
  investment losses, net of
  reclassification and taxes                 -            -                -        (7,681)        (7,681)
                                     ----------   -----------      ---------   -------------  --------------
Balance, December 31, 1999           $   2,000    $ 125,000        $ 230,057     $  (6,088)     $ 350,969

  Net income                                 -            -           17,119             -         17,119
  Change in net unrealized
  investment gains, net of
  reclassification and taxes                 -            -                -         3,185          3,185
                                     ----------   -----------      ---------   -------------  --------------
Balance, September 30, 2000          $   2,000    $ 125,000        $ 247,176     $  (2,903)     $ 371,273
                                     ==========   ===========      =========   =============  ==============


                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2000 and 1999 (In Thousands)
--------------------------------------------------------------------------------


                                                                                 Nine months ended,
                                                                                   September 30,
                                                                                  2000       1999
                                                                                ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $ 17,119   $ 10,704
    Adjustments to reconcile net income to net cash (used in) provided by operating activities:
      Policy charges and fee income                                                (7,432)    (8,630)
      Interest credited to policyholders' account balances                         14,009     14,042
      Realized investment losses, net                                                 493      2,661
      Amortization and other non-cash items                                        (3,944)    12,569
      Change in:
        Future policy benefits and other policyholders' liabilities                 3,125        982
        Accrued investment income                                                  (2,035)      (946)
        Payable to/Receivable from affiliates, net                                 (4,113)    (8,961)
        Policy loans                                                               (6,176)    (3,182)
        Deferred policy acquisition costs                                           6,923     (9,148)
        Income taxes payable                                                        4,700      2,402
        Other, net                                                                  5,896      1,832
                                                                                ---------  ---------
Cash Flows From Operating Activities                                               28,565     14,325
                                                                                ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale/maturity of:
    Fixed maturities:
      Available for sale                                                          357,461    637,300
  Payments for the purchase of:
    Fixed maturities:
      Available for sale                                                         (389,715)  (650,987)
      Held to maturity                                                                  -     (7,470)
  Cash collateral for loaned securities, net                                       27,976    (22,474)
  Securities sold under agreements to repurchase, net                              16,773    (11,137)
    Other long-term investments                                                    (1,523)    (1,320)
  Short term investments, net                                                     (46,706)    47,771
                                                                                ---------  ---------
Cash Flows (Used in) Investing Activities                                         (35,734)    (8,317)
                                                                                ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Policyholders' account balances:
    Deposits                                                                      142,756    195,689
    Withdrawals                                                                  (134,946)  (201,716)
                                                                                ---------  ---------
Cash Flows From (Used in) Financing Activities                                      7,810     (6,027)
                                                                                ---------  ---------
Net increase (decrease) in Cash                                                       641        (19)
  Cash, beginning of year                                                             117         45
                                                                                ---------  ---------
CASH, END OF PERIOD                                                              $    758   $     26
                                                                                =========  =========


                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements (Unaudited)

--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q on the basis of accounting principles generally accepted in the United States. These interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair presentation of the results of operations and financial condition of the Pruco Life Insurance Company of New Jersey ("the Company"), for the interim periods presented. All such adjustments are of a normal recurring nature. The Company is a wholly-owned subsidiary of the Pruco Life Insurance Company ("Pruco Life") which in turn is a wholly-owned subsidiary of The Prudential Insurance Company of America ("Prudential"). The results of operations for any interim period are not necessarily indicative of results for a full year. Certain amounts in the Company's prior year financial statements have been reclassified to conform to the 2000 presentation. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

The Company is allocated estimated distribution expenses from Prudential's retail agency network for both its domestic life and annuity products. The Company has capitalized the majority of these distribution expenses as deferred policy acquisition costs ("DAC"). At April 1, 2000, Prudential and the Company agreed to revise the estimate of allocated distribution expenses to reflect a market based pricing arrangement.

The Company is charged an asset management fee by Prudential Global Asset Management ("PGAM") for managing the Separate Account investment portfolio. These fees are a component of general, administrative and other expenses.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements (Unaudited)

--------------------------------------------------------------------------------

3.  RELATED PARTY TRANSACTIONS (continued)

In accordance with a profit sharing agreement with Prudential, the Company receives asset management fee income from policyholder account balances invested in the Prudential Series Funds ("PSF"). These amounts are recorded as "Asset Management Fees" in the Statement of Operations.

On September 29, 2000, the Board of Directors for the Prudential Series Funds, Inc. ("PSFI") adopted resolutions to terminate the existing management agreement between PSFI and Prudential and has appointed another subsidiary of Prudential as the fund manager for PSF. The Company is currently assessing the effect of these resolutions on its profit sharing agreement with Prudential.

Corporate Owned Life Insurance

The Company has sold a Corporate Owned Life Insurance ("COLI") policy to Prudential. The cash surrender value included in Separate Accounts was $194.4 million and $199.0 million at September 30, 2000 and December 31, 1999, respectively.

Reinsurance

The Company currently has a reinsurance agreement in place with Prudential ("the reinsurer"). The reinsurance agreement is a yearly renewable term agreement in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. These agreements had no material effect on net income for the periods ended September 30, 2000 and December 31, 1999.

Debt Agreements

In July 1998, the Company established a revolving line of credit facility with Prudential Funding Corporation, a wholly-owned subsidiary of Prudential. There is no outstanding debt relating to this credit facility as of September 30, 2000 or December 31, 1999.

4.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 was amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", issued June, 1999 and by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" issued in June 2000. SFAS 133, as amended, requires that companies recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS 133 does not apply to most traditional insurance contracts. However, certain hybrid contracts that contain features which may affect settlement amounts similarly to derivatives may require separate accounting for the "host contract" and the underlying "embedded derivative" provisions. The latter provisions would be accounted for as derivatives as specified by the statement.

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

Under SFAS No. 133, the accounting for changes in fair value of a derivative depends on its intended use and designation. For a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item. For a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. For a hedge of a net investment in a foreign subsidiary, the gain or loss is reported in other comprehensive income as part of the foreign currency translation adjustment. For all other derivatives not designated as hedging instruments, the gain or loss is recognized in earnings in the period of change. The Company is required to adopt this Statement, as amended, as of January 1, 2001. Adoption of SFAS 133, as amended, is not expected to have a material impact on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is filing this form with reduced disclosure.

1.  Analysis of Financial Condition

Total assets for the Company increased $170.0 million during the first nine months of 2000. As a result of increased securities lending activity, short-term investments rose by $46.7 million. In addition, Separate Account assets increased by $59.6 million, due to net cash inflows. Other assets increased by $17.7 million due to timing on the cash collection of receivables for securities sold.

Similarly, liabilities increased by $149.7 million from December 31, 1999. Higher levels of securities lending activity increased liabilities by $44.7 million. Separate Account contractholder fund balances grew by $59.6 million due to contributions of $157.3 million and new investment income of $19.8 million, offset by surrenders, withdrawals and disbursements of $117.5 million. Policyholder account balances increased by $14.0 million mainly due to sales of the Discovery Select annuity product ("Discovery Select"). Other liabilities increased by $23.6 million primarily as a result of timing of the cash payments for purchases of securities.

2.  Results of Operations

For the nine months ended September 30, 2000 and September 30, 1999
-------------------------------------------------------------------

Net income for the nine months ended September 30, 2000 was $17.1 million, an increase of $6.4 million from the first nine months of 1999. Revenue increased by $7.5 million and expenses decreased by $2.3 million. The income tax provision was higher by $3.4 based on the corresponding increase in net income.

Net investment income increased by $2.8 million primarily due to a corresponding increase in the fixed maturity and short term asset base during the period. There were also realized losses of $.5 million, an improvement of $2.2 million, as a result of gains on forward currency contracts, driven by a rise in the value of the US dollar against other currencies compared to the same period in 1999.

Policy charges and fee income increased by $2.5 million and asset management fees increased by $1.5 million when comparing year-to-date September 30, 2000 to September 30, 1999. The increases are primarily related to higher mortality and expense charges and investment advisory fees resulting from the rise in Separate Account assets primarily as a result of sales of Discovery Select.

Policyholders' benefits increased slightly by $1.8 million, primarily due to increases in reserves for extended term policies and disability reserves. Interest credited to policyholder account balances remained relatively flat during the period compared to the prior year.

General, administrative and other expenses decreased by $4.1 million. DAC amortization, which is a component of general, administrative and other expenses, was lower by $3.1 million as a decrease in the DAC amortization of life products of $3.6 million was slightly offset by increases in annuity DAC amortization of $.5 million. DAC amortization for life products decreased as the prior year included write-offs of DAC for policies that were rescinded as a result of the Company's policyholder remediation program, as described in the Notes to the Financial Statements. Annuity DAC amortization increased due to growth in profitability of the annuity business, changes made late in 1999 to the assumptions used in the amortization model, and the release of DAC due to Discovery Select lapse experience. In addition, as of April 1, 2000, there was a change in the allocation of estimated distribution expenses from Prudential's retail agency network, which decreased year over year expenses by $1.0 million.

For the three months ended September 30, 2000 and September 30, 1999
--------------------------------------------------------------------

Net income for the three months ended September 30, 2000 was $7.4 million, an increase of $3.3 million from the third quarter of 1999, with increases of $2.2 million in revenues and decreases of $2.9 million in expenses. The income tax provision was higher by $1.8 million based on the corresponding increase in net income.

Net investment income increased by $.3 million primarily due to a corresponding increase in the fixed maturity asset base during the period. There were also realized gains of $1.1 million, an improvement of $1.6 million compared to 1999, as a result of gains on forward currency contracts, driven by a rise in the value of the US dollar against other currencies.

Policy charges and fee income increased by $1.2 million and asset management fees increased by $.6 million related to higher mortality and expense charges and investment advisory fees, resulting from the rise in Separate Account assets primarily as a result of sales of Discovery Select.

Policyholder benefits, including changes in reserves, are $1.8 million higher due to increases in reserves for extended term policies and disability reserves.

General, administrative and other expenses decreased by $4.1 million from the prior year. DAC amortization decreased by $2.5 million, mainly due to write-offs of DAC for life policies that were rescinded as a result of the Company's policyholder remediation program as described in the Notes to the Financial Statements. As of April 1, 2000, there was a change in the allocation of estimated distribution expenses from Prudential's retail agency network, which decreased quarter over quarter expenses by $1.0 million. In addition, an increase to the reserve for unbeknownst modified endowment contracts ("UMEC") of $1.1 million was offset by decreased salary and consulting expenses.

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

The Company had $2.9 billion of assets at September 30, 2000 compared to $2.8 billion at December 31, 1999, of which $1.9 billion and $1.8 billion were held in Separate Accounts at September 30, 2000 and December 31, 1999, respectively, under variable life insurance policies and variable annuity contracts. The remaining assets consisted primarily of investments and deferred policy acquisition costs.

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

                                    PART II
                                    -------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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

              PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                            (Registrant)





Signature                   Title                             Date
---------                   -----                             ----


_______________________     President and Director            November 14, 2000
Esther H. Milnes


_______________________     Principal Financial Officer       November 14, 2000
William J. Eckert, IV       and Chief Accounting Officer