Form 10-K
period 2000-12-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2001-03-30
CIK 1038509

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2000

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 [NO FEE REQUIRED]

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

                 213 Washington Street, Newark, New Jersey 07102
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (973) 802-3274
              ----------------------------------------------------
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

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 29, 2001 Common stock, par value of $5 per share: 400,000 shares outstanding

         Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (I) (1) (a) and (b) on
                  Form 10-K and is therefore filing this Form
                       with the reduced disclosure format.

===============================================================================

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  (Registrant)

                                      INDEX

Item No.                                                                                        Page No.
--------                                                                                        --------
Cover Page                                                                                         -

Index                                                                                              2

                                     PART I

1.  Business                                                                                       3

2.  Properties                                                                                     3

3.  Legal Proceedings                                                                              3

                                     PART II

5.  Market for Registrant's Common Equity and Related Stockholders' Matters                        5

7.  Management's Discussion and Analysis of Financial Position
         and Results of Operations                                                                 5

8.  Financial Statements and Supplementary Data                                                   11

9.  Changes in and Disagreements with Independent Accountants on
         Accounting and Financial Disclosure                                                      11

                                    PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K                               12

    Exhibit Index                                                                                 12

    Signatures                                                                                    14

                                       2

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

The Company is a wholly owned subsidiary of Pruco Life Insurance Company ("Pruco Life"), a stock life insurance company organized in 1971 under the laws of the state of Arizona. Pruco Life, in turn, is a wholly owned subsidiary of The Prudential Insurance Company of America ("Prudential"), a mutual insurance company founded in 1875 under the laws of the state of New Jersey. Prudential is in the process of reorganizing itself into a publicly traded stock company through a process known as "demutualization." On February 10, 1998, Prudential's Board of Directors authorized management to take the preliminary steps necessary to permit Prudential to demutualize and become a stock company. On July 1, 1998, legislation was enacted in New Jersey that would permit this demutualization to occur and that specified the process of demutualization. On December 15, 2000, Prudential's Board of Directors unanimously adopted the plan of reorganization, which provides the framework under which Prudential will convert from a mutual structure to stock ownership. Demutualization is a complex process involving development of a Plan of Reorganization, a public hearing, approval by two-thirds of the qualified policyholders who vote on the plan (with at least one million qualified policyholders voting) and review and approval by the New Jersey Commissioner of Banking and Insurance. Prudential is working toward completing this process in 2001. However, there is no certainty that the demutualization will be completed in this time frame or that the necessary approvals will be obtained. It is also possible that after careful review, Prudential could decide not to demutualize or could decide to delay its plans.

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products, and individual annuities.

Item 2.  Properties

Office space is provided by Prudential, as is described in the Notes to the Financial Statements.

Item 3.  Legal Proceedings

Prudential and the Company are subject to legal and regulatory actions in the ordinary course of our businesses, including class actions. Pending legal and regulatory actions include proceedings relating to aspects of our businesses and operations that are specific to the Company and Prudential and that are typical of the businesses in which the Company and Prudential operates. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

Beginning in 1995, regulatory authorities and customers brought significant regulatory actions and civil litigation against the Company and Prudential involving individual life insurance sales practices. In 1996, Prudential, on behalf of itself and many of its life insurance subsidiaries including the Company entered into settlement agreements with relevant insurance regulatory authorities and plaintiffs in the principal life insurance sales practices class action lawsuit covering policyholders of individual permanent life insurance policies issued in the United States from 1982 to 1995. Pursuant to the settlements, the companies agreed to various changes to their sales and business practices controls, to a series of fines, and to provide specific forms of relief to eligible class members. Virtually all claims by class members filed in connection with the settlements have been resolved and virtually all aspects of the remediation program have been satisfied. While the approval of the class action settlement is now final, Prudential and the Company remain subject to oversight and review by insurance regulators and other regulatory authorities with respect to its sales practices and the conduct of the remediation program. The U.S. District Court has also retained jurisdiction as to all matters relating to the administration, consummation, enforcement and interpretation of the settlements.

As of December 31, 2000, Prudential and/or the Company remained a party to approximately 61 individual sales practices actions filed by policyholders who "opted out" of the class action settlement relating to permanent life insurance policies issued in the United States between 1982 and 1995. In addition, there were 48 sales practices actions pending that were filed by policyholders who were members of the class and who failed to "opt out" of the class action settlement. Prudential and the Company believe that those actions are governed by the class settlement release and expect them to be enjoined and/or dismissed. Additional suits may be filed by class members who "opted out" of the class settlements or who failed to "opt out" but nevertheless seek to proceed against Prudential and/or the Company. A number of the plaintiffs in these cases seek large and/or indeterminate amounts, including punitive or exemplary damages. Some of these actions are brought on behalf of multiple plaintiffs. It is possible that substantial punitive damages might be awarded in any of these actions and particularly in an action involving multiple plaintiffs.

Prudential has indemnified the Company for any liabilities incurred in connection with sales practices litigation covering policyholders of individual permanent life insurance policies issued in the United States from 1982 to 1995.

The balance of the Company's litigation is subject to many uncertainties, and given the complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially effected by an ultimate unfavorable resolution of pending litigation and regulatory matters. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters, should not have a material adverse effect on the Company's financial position.

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

The Company's Results of Operations and Changes in Statements of Financial Position are described below.

1. Results of Operations

Net income for the year ended December 31, 2000 was $23.6 million, an increase of $10.8 million from $12.8 million earned in the year ended December 31, 1999. Revenue increased $13.4 million and expenses decreased $3.2 million. The income tax provision was higher by $5.8 million based on the corresponding increase in net income.

(a) 2000 versus 1999

Net investment income increased by $6.9 million, $4.4 million from fixed maturity income and $2.6 million from short term investment income primarily due to a corresponding increase in these asset bases during the period, and higher average investment yields. There were also realized losses of $1.0 million, an improvement of $4.0 million, as a result of gains on forward currency contracts, driven by a rise in the value of the US dollar against other currencies compared to the same period.

Policy charges and fee income, primarily consisting of expense, mortality, loading and other insurance charges assessed on policyholder account balances, increased by $2.5 million and asset management fees increased by $1.1 million from the prior year. Asset management fees represent investment advisory fees collected from the Prudential Series Funds ("PSF"), a portfolio of mutual fund investments related to the Company's Separate Account products. The increases are primarily related to higher mortality and expense charges and investment advisory fees resulting from the rise in Separate Account balances primarily as a result of sales and exchanges of Discovery Select and growth of the markets in 1999.
The Exchange Program had provided the contractholders of older Prudential, Pruco Life or Pruco Life of New Jersey annuity products an opportunity to convert to the Discovery Select product. The Exchange Program was terminated in May 2000.

As is described in Note 13 to the Consolidated Financial Statements, beginning January 1, 2001, the Company will not receive asset management fee revenue or pay asset management charges related to PSF. For the year ending December 31, 2000, $7.9 million of asset management fee revenue was earned from PSF. Asset management expenses charged by Prudential Global Asset Management ("PGAM") and Jennison Associates LLC ("Jennison") to manage the PSF were $3.8 million.

Policyholders' benefits increased by $2.0 million, primarily due to increases in reserves for extended term policies and annuitizations. Interest credited to policyholder account balances remained relatively flat during the period compared to the prior year.

General, administrative and other expenses decreased by $5.7 million to $39.4 million at year end December 31, 2000 from $45.1 million at December 31, 1999. Salary expenses are down by $2 million due to lower staff counts and consulting fees are also down by $2 million as the prior year had higher expenses due to Year 2000 systems projects. Distribution expenses (net of capitalization) are $2.2 million less due to change in allocation of these expenses to market based pricing. Amortization of deferred acquisition costs ("DAC") is relatively flat in the two years as annuity DAC amortization increased by $3.2 million due to gross profit emergence on Discovery Select. DAC amortization on life products decreased by $3.1 million due to prior year write-offs of DAC for policies that were rescinded as part of the sales remediation program, as described in the Notes to the Financial Statements.

(b) 1999 versus 1998

Policy charges and fee income, decreased by $.5 million to $52.7 million in 1999 from $53.2 million in 1998. The decrease is a result of lower fee income on variable life products due to decreased sales in 1999, offset somewhat by increases in annuity fee income. The annuity income increase reflects the growth in Separate Accounts as a result of the strong equity market and increased sales and exchanges of the Discovery Select annuity product.

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

General, administrative and other expenses, net of capitalization and amortization of DAC, increased $22.5 million to $45.1 million at year end December 31, 1999 from $22.6 million at December 31, 1998. The increase was primarily the result of the implementation of a new expense allocation methodology from Prudential. This new allocation process shifts a greater amount of expenses to products requiring more complex business processes and more transactions, such as variable products which allow policyholders to make changes in their investment portfolio. These allocated expenses include distribution expenses from Prudential's retail agency network. A majority of these distribution expenses have been capitalized by the Company as DAC. In addition, there was an increase over the prior year in DAC amortization of $10.3 million, the majority of which reflects refinements in the gross profit margin used to amortize DAC.

Changes in Financial Position

2000 versus 1999

The Company's assets remained at $2.8 billion at December 31, 2000 and 1999, of which $1.8 billion were held in Separate Accounts in the two years to support variable life insurance policies and variable annuity contracts. The remaining assets consisted primarily of General Account investments in bonds, policy loans, short-term investments and DAC. For discussion of investments, see "Investment Portfolio and Investment Strategies" below.

1999 versus 1998

The Company had $2.8 billion in assets at December 31, 1999 compared to $2.4 billion at December 31, 1998 of which $1.8 billion and $1.5 billion were held in Separate Accounts in 1999 and 1998, respectively. The remaining assets consisted primarily of General Account investments in bonds, policy loans, short-term investments and DAC.

Investment Portfolio and Investment Strategies

The Company's investment portfolio supports its insurance and annuity liabilities and other obligations to customers for which it assumes investment related risks. The portfolio was comprised of total investments amounting to $804.8 million at December 31, 2000, versus $739.1 million at December 31, 1999. A diversified portfolio of publicly traded bonds, private placement investments and short term investments is managed under strategies intended to maintain a competitive asset mix consistent with current and anticipated cash flow requirements of the related obligations. The risk tolerance reflects the Company's aggregate capital position, exposure to business risk, liquidity and rating agency considerations.
The asset management strategy for the portfolio is set in accordance with an investment policy statement developed and coordinated within the Company by the Asset Liability and Risk Management Group, agreed to by senior management, and approved by the Board of Directors. In managing the investment portfolio, the long term objective is to generate favorable investment results through asset-liability management, strategic and tactical asset allocation and asset manager selection. Asset management strategies take into account the need to match asset structure to product liabilities, considering the underlying income and return characteristics of investment alternatives and seeking to closely approximate the interest rate sensitivity of the asset portfolio with the estimated interest rate sensitivity of the product liabilities. Asset management strategies also include broad diversification across asset classes, issuers and sectors; effective utilization of capital while maintaining liquidity believed to be adequate to satisfy cash flow requirements; and achievement of competitive performance. The major categories of invested assets, quality across the portfolio, and recent activities to manage the portfolio are discussed below.

Fixed Maturities

The fixed maturity portfolio is diversified across maturities, sectors and issuers. The Company has classified all publicly traded securities as "available for sale' ("AFS"). As of December 31, 2000 and 1999, approximately 96% of privately traded securities, were classified as AFS. The remainder of the privately placed fixed maturities were classified as "held to maturity" or ("HTM"). AFS securities are carried in the Statement of Financial Position at fair value, with unrealized gains and losses (after certain related adjustments) recognized by credits and charges to equity capital. HTM securities are carried at amortized cost, and unrealized gains or losses on these securities are not recognized in the financial statements. Fixed maturities totaled $620.3 million (AFS fair value of $612.8 million and HTM amortized cost of $7.5 million), an increase of $27.6 million compared to December 31, 1999. The increase resulted primarily from cash inflows from insurance operations and unrealized gains from a declining interest rate environment.

                                    December 31, 2000                           December 31, 1999
                      ---------------------------------------------- -----------------------------------------
                                                         Net                                         Net
                        Amortized      Estimated     Unrealized      Amortized      Estimated    Unrealized
                          Cost        Fair Value      (Losses)         Cost        Fair Value     (Losses)
                      -------------- -------------- -------------- -------------- ----------------------------
                                                          (In Thousands)
Fixed maturities
Publicly traded         $ 444,423       $442,365       $(2,058)       $430,167       $414,695    $(15,472)
Privately placed          177,905        177,745         ( 160)        181,526        177,514      (4,012)
                        ---------       --------       -------        --------       --------    --------
Total                   $ 622,328       $620,110       $(2,218)       $611,693       $592,209    $(19,484)
                        =========       ========       =======        ========       ========    ========

At December 31, 2000, the net unrealized losses on the AFS fixed maturity portfolio totaled $2.0 million compared to losses of $19.0 million at December 31, 1999. The increase is primarily due to a steadily declining interest rate environment during 2000.

The Company's holdings of private placement fixed maturities totaled $177.7 million and constituted 29% of total fixed maturities portfolio at December 31, 2000 compared to $177.5 million representing 30% in 1999. These investments generally offer higher yields than comparable quality public market securities and increase the diversification of the portfolio.

Gross investment income was $44.0 million in 2000 versus $39.5 million in 1999, due to an increase in the average asset base. Realized losses in 2000 of $4.3 million were basically unchanged as compared to 1999 of $4.6 million

Credit Quality

The following table describes the credit quality of the fixed maturity portfolio, based on ratings assigned by the National Association of Insurance Commissioners ("NAIC") or Moody's Corporation, an independent rating agency:

                                     December 31, 2000                           December 31, 1999
                         ------------------------------------------- ------------------------------------------
          Standard &      Amortized             Estimated             Amortized            Estimated
  NAIC      Poor's           Cost       %       Fair Value    %          Cost       %     Fair Value     %
------------------------ --------------------- --------------------- ------------------------------------------
                                                            (In Thousands)
   1    AAA to AAA-       $ 256,136   41.2%     $ 260,857   42.2%     $ 224,037   36.7%    $ 218,163   36.9%
   2    BBB+ to BBB-        300,867   48.3%       296,664   47.8%       356,235   58.2%      344,246   58.1%
   3    BB+ to BB-           34,941    5.6%        34,367    5.5%        31,421    5.1%       29,800    5.0%
   4    B+ to B-             27,312    4.4%        25,434    4.1%             0    0.0%            0    0.0%
   5    CCC or lower          3,045    0.5%         2,761    0.4%             0    0.0%            0    0.0%
   6    In or near default       27    0.0%            27    0.0%             0                    0    0.0%
                          ---------             ---------             ---------            ---------
        Total             $ 622,328    100.0%   $ 620,110    100.0%   $ 611,693    100.0%  $ 592,209    100.0%
                          =========             =========             =========            =========

The fixed maturity portfolio consists largely of investment grade assets (rated "1" or "2" by the NAIC). Based on fair value, these investments accounted for 90% of the portfolio at December 31, 2000, which was a decrease from 95% at December 31, 1999. The Company increased its holdings in non investment grade bonds to improve yields.

We maintain separate monitoring processes for public and private fixed maturities and create watch lists to highlight securities which require special scrutiny and management. Our public fixed maturity asset managers formally review all public fixed maturity holdings on a monthly basis and more frequently when necessary to identify potential credit deterioration whether due to ratings downgrades, unexpected price variances, and/or industry specific concerns. We classify public fixed maturity securities of issuers that have defaulted as loans not in good standing and all other public watch list assets as closely monitored.

Our private fixed maturity asset managers conduct specific servicing tests on each investment on a quarterly basis to determine whether the investment is in compliance or should be placed on the watch list or assigned an early warning classification. We assign early warning classification to those issuers that have failed a servicing test or experienced a minor covenant default, and we continue to monitor them for improvement or deterioration. We assign closely monitored status to those investments that have been recently restructured or for which restructuring is a possibility due to substantial credit deterioration or material covenant defaults. We classify as not in good standing securities of issuers that are in more severe conditions, for example, bankruptcy or payment default.

                                               December 31, 2000                        December 31, 1999
                                           ---------------------------            ---------------------------
                                           Amortized                              Amortized
                                             Cost           % of Total               Cost          % of Total
                                           ---------        ----------            ---------        ----------
                                                                    (In Thousands)
   Performing                              $ 616,134           99.0%               $ 611,693          100.0%
   Watch List
     Closely monitored                         6,194            1.0%                       -            0.0%
     Not in good standing                          -            0.0%                       -            0.0%
                                           ---------          -----                ---------          -----
   Total                                   $ 622,328          100.0%               $ 611,693          100.0%
                                           =========          =====                =========          =====

Portfolio Diversity

The fixed maturity portfolio is broadly diversified by type and industry of issuer. The greatest industry concentrations within the public portfolio were finance, manufacturing, and utilities. While the greatest concentration within the private portfolio was asset backed securities. The total portfolio is summarized below by issuer category:

                                                   December 31, 2000
                                     -----------------------------------------------
                                        Amortized        Estimated         % of
                                          Cost           Fair Value     Fair Value
                                     ----------------  --------------- -------------
                                                     (In Thousands)
United States government
    securities and obligations          $   25,050       $   25,756          4.2%
Mortgage backed securities                       -                -          0.0%
Asset backed securities (1)                111,706          110,850         17.9%
Foreign government securities               11,181           11,644          1.9%
Manufacturing                              126,245          124,648         20.1%
Utilities                                  120,669          118,484         19.1%
Retail and wholesale                        39,391           39,750          6.4%
Energy                                           -                -             -
Finance                                    101,945          104,154         16.8%
Services                                    58,082           57,256          9.2%
Transportation                              28,059           27,568          4.4%
                                        ----------       ----------        -----
Total                                   $  622,328       $  620,110        100.0%
                                        ==========       ==========        =====


                                                   December 31, 1999
                                     -----------------------------------------------
                                        Amortized        Estimated         % of
                                          Cost           Fair Value     Fair Value
                                     ----------------  --------------- -------------
                                                     (In Thousands)

United States government
    securities and obligations           $   9,489        $   9,424          1.6%
Mortgage backed securities                   1,038            1,035          0.2%
Asset backed securities (1)                116,985          114,211         19.3%
Foreign government securities                5,000            4,932          0.8%
Manufacturing                              102,483           97,638         16.5%
Utilities                                   98,860           93,991         15.9%
Retail and wholesale                        41,148           40,337          6.8%
Energy                                       5,000            4,965          0.8%
Finance                                    119,475          117,371         19.8%
Services                                    51,403           48,767          8.2%
Transportation                              60,812           59,538         10.1%
                                        ----------       ----------        -----
Total                                   $  611,693       $  592,209        100.0%
                                        ==========       ==========        =====

During 2000, there was a reallocation from the Transportation and Finance sectors to a heavier concentration in Government Securities and the Manufacturing and Public Utilities sectors.

(1) The asset backed securities are primarily backed by credit card receivables, home equity loans, trade receivables and auto loans.

Short-Term Investments

Short-term investments include highly liquid debt instruments other than those held in "Cash and cash equivalents" with a maturity of twelve months or less when purchased. These securities are carried at amortized cost, which approximates fair value. As of December 31, 2000, the Company's short-term investments totaled $28.8 versus $0 million at December 31, 1999. The increase in short-term investments was primarily due to increased securities lending activity.

2. Liquidity and Capital Resources

The Company's liquidity requirements include the payment of sales commissions, other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in-force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding all its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments or through short term lending from its affiliate Prudential Funding Corporation (refer to Footnote 13 in the Notes to Financial Statements). As of December 31, 2000, the Company's assets included $481 million of cash and cash equivalents, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

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

In March 1998 the NAIC adopted the Codification of Statutory Accounting Principles Guidance ("Codification"), which replaces the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting as of January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in certain areas. Certain of the standards could have an impact on the measurement of statutory capital which, in turn, could affect RBC ratios of insurance companies. The Company has adopted the Codification guidance effective January 1, 2001, and has estimated the potential effect of the Codification guidance to have a favorable impact of at least $10 million on the Company's surplus position, primarily as a result of the recognition of deferred tax assets.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a) (1) and (2) Financial Statements and Schedules of Registrant are listed in the accompanying "Index to Financial Statements and Financial Statement Schedules" on page F-1 hereof and are filed as part of this Report.

    (a) (3) Exhibits

    Regulation S-K

    2.   Not applicable.

    3.   Documents Incorporated by Reference
         (i)The Articles of Incorporation of Pruco Life Insurance Company of New Jersey as amended March 11, 1983 and the Bylaws of Pruco Life Insurance Company of New Jersey, as amended February 1, 1991 are incorporated herein by reference to Post-Effective Amendment No. 26 to Form S-6, Registration No. 2-89780, filed April 28, 1997 on behalf of the Company; (ii) Bylaws of Pruco Life Insurance Company of New Jersey as amended May 5, 1997 are incorporated herein by reference to Form 10-Q, Registration No. 333-18117-01, filed August 15, 1997 on behalf of Pruco Life Insurance Company of New Jersey.

    4.   Exhibits

         Market-Value Annuity Contract, incorporated by reference to Registrant's Form S-1 Registration Statement, Registration No. 333-18053, filed December 17, 1996, on behalf of Pruco Life Insurance Company of New Jersey.

    9.   None.

    10.  None.

    11.  Not applicable.

    12.  Not applicable.

    13.  Not applicable.

    16.  Not applicable.

    18.  None.

    21.  None.

    22.  None.

    23.  Not applicable.

    24. Powers of Attorney for I. Edward Price, Esther H. Milnes, William J. Eckert, David Odenath, and Ira Kleinman are incorporated by reference to Pre-Effective Amendment No. 1 to Form S-6, Registration No. 333-49334, filed February 8, 2001 on behalf of the Pruco Life of New Jersey Variable Appreciable Account. A Power of Attorney for James J. Avery, Jr. is incorporated by reference to Post Effective Amendment No. 10 to Form S-1, Registration No. 33-20018, filed April 9, 1998 on behalf of the Pruco Life Insurance Company of New Jersey Variable Contract Real Property Account. Power of attorney for Ronald Joelson may be incorporated by reference to Form N-4, Registration No. 333-52754, filed December 26, 2000 on behalf of the Pruco Life Flexible Premium Variable Annuity Account.

    99. The following table presents sales and related expenses of the Flexible Premium Variable Annuity Account since July 19, 1995, the effective date of the registration statement (SEC file number 333-18053).

                                                                                            For the account(s)
                                                                  For the account                 of the
                                                                   of the Company            contractholder(s)
                                                       ---------------------------------------------------------
                                                           Aggregate
                                                        offering price       Amount sold         Amount sold
                                                           of amount
                                                          registered
                                                       ------------------ ------------------- ------------------
                                                                                (in thousands)

         Flexible Premium Variable Annuity Account *        $  150,000           $  32,674           $  3,981

         Underwriting discounts and commissions **                                   (858)
         Other expenses ***                                                        (1,129)
                                                                                 --------
             Total                                                                 (1,987)
                                                                                 --------

         Net offering proceeds                                                   $  30,687
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

                                    PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                    (Registrant)


Date:    March 29, 2001                     By: _____________________________
      -----------------                         Esther H. Milnes
                                                President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                                     Date
---------                                   -----                                     ----
          *
-------------------------           Chairman of the Board                       March 29, 2001
James J. Avery, Jr.

          *
------------------------            Vice Chairman of the Board                  March 29, 2001
I. Edward Price                     and Director

          *
------------------------            President and Director                      March 29, 2001
Esther H. Milnes


_________________________           Principal Financial Officer and Chief       March 29, 2001
William J. Eckert, IV               Accounting Officer

         *
-------------------------           Director                                    March 29, 2001
Ronald Paul Joelson

         *
------------------------            Director                                    March 29, 2001
Ira J. Kleinman

                    * By: ___________________________________
                                Thomas C. Castano
                               (Attorney-in-Fact)

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549





                                    FORM 10-K
                                  ANNUAL REPORT





                              FINANCIAL STATEMENTS

                   For the fiscal year ended December 31, 2000







                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

                          INDEX TO FINANCIAL STATEMENTS

Financial Statements                                                                                Page No.
--------------------                                                                                --------
PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY


Report of Independent Accountants                                                                      F-2


Financial Statements:


      Statements of Financial Position - December 31, 2000 and 1999                                    F-3


      Statements of Operations and Comprehensive Income
      Years Ended December 31, 2000, 1999 and 1998                                                     F-4


      Statements of Changes in Stockholder's Equity - Years Ended December 31, 2000, 1999 and 1998     F-5


      Statements of Cash Flows - Years Ended December 31, 2000, 1999 and 1998                          F-6


      Notes to Financial Statements                                                                    F-7

                        Report of Independent Accountants



To the Board of Directors and Stockholder of Pruco Life Insurance Company of New Jersey

In our opinion, the accompanying statements of financial position and the related statements of operations and comprehensive income, of changes in stockholder's equity and of cash flows present fairly, in all material respects, the financial position of Pruco Life Insurance Company of New Jersey (an indirect, wholly-owned subsidiary of the Prudential Insurance Company of America) at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
New York, New York
March 13, 2001

Pruco Life Insurance Company of New Jersey

Statements of Financial Position
December 31, 2000 and 1999 (In Thousands)
-------------------------------------------------------------------------------

                                                                                                       2000             1999
                                                                                                    ----------       ----------
ASSETS
Fixed maturities
   Available for sale, at fair value (amortized cost, 2000: $614,858; and 1999: $604,223)           $  612,851       $  585,271
   Held to maturity, at amortized cost (fair value, 2000: $7,259; and 1999: $6,938)                      7,470            7,470
Policy loans                                                                                           152,111          143,815
Short-term investments                                                                                  28,759                -
Other long-term investments                                                                              3,577            2,520
                                                                                                    ----------       ----------
        Total investments                                                                              804,768          739,076
Cash and cash equivalents                                                                               65,237           27,590
Deferred policy acquisition costs                                                                      116,653          129,184
Accrued investment income                                                                               13,781           12,492
Receivables from affiliate                                                                              22,265           16,231
Other assets                                                                                               292              474
Separate Account assets                                                                              1,805,584        1,827,484
                                                                                                    ----------       ----------
TOTAL ASSETS                                                                                        $2,828,580       $2,752,531
                                                                                                    ==========       ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                                                     $  434,442       $  416,492
Future policy benefits and other policyholder liabilities                                              108,218          104,750
Cash collateral for loaned securities                                                                   48,309           17,900
Securities sold under agreements to repurchase                                                           9,754                -
Income taxes payable                                                                                    29,913           27,829
Other liabilities                                                                                        8,793            7,107
Separate Account liabilities                                                                         1,805,584        1,827,484
                                                                                                    ----------       ----------
Total liabilities                                                                                    2,445,013        2,401,562
                                                                                                    ----------       ----------
Contingencies - (See Footnote 11)
Stockholder's Equity
Common stock, $5 par value;
      400,000 shares, authorized;
      issued and outstanding at
      December 31, 2000 and 1999                                                                         2,000            2,000
Paid-in-capital                                                                                        128,689          125,000
Retained earnings                                                                                      253,641          230,057
Accumulated other comprehensive (loss) income                                                            (763)          (6,088)
                                                                                                    ----------       ----------
Total stockholder's equity                                                                             383,567          350,969
                                                                                                    ----------       ----------
TOTAL LIABILITIES AND
    STOCKHOLDER'S EQUITY                                                                            $2,828,580       $2,752,531
                                                                                                    ==========       ==========

                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Operations and Comprehensive Income
Years Ended December 31, 2000, 1999 and 1998 (In Thousands)
--------------------------------------------------------------------------------

                                                            2000              1999             1998
                                                          --------          --------         --------
REVENUES

Premiums                                                  $  5,717          $  6,742         $  7,282
Policy charges and fee income                               55,231            52,714           53,152
Net investment income                                       54,524            47,600           47,032
Realized investment (losses) gains, net                     (1,045)           (5,013)           8,446
Asset management fees                                        8,467             7,407            5,641
Other income                                                   331               386              114
                                                          --------          --------         --------

Total revenues                                             123,225           109,836          121,667
                                                          --------          --------         --------

BENEFITS AND EXPENSES

Policyholders' benefits                                     28,201            26,237           30,679
Interest credited to policyholders' account balances        19,326            18,846           19,038

General, administrative and other expenses                  39,415            45,065           22,557
                                                          --------          --------         --------

Total benefits and expenses                                 86,942            90,148           72,274
                                                          --------          --------         --------

Income from operations before income taxes                  36,283            19,688           49,393
                                                          --------          --------         --------

Income tax provision                                        12,699             6,891           17,570

NET INCOME                                                  23,584            12,797           31,823

Other comprehensive income (loss), net of tax:

       Unrealized gains (losses) on securities, net of
       reclassification adjustment                           5,325            (7,681)          (1,363)
                                                          --------          --------         --------

TOTAL COMPREHENSIVE INCOME                                $ 28,909          $  5,116         $ 30,460
                                                          ========          ========         ========

                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Changes in Stockholder's Equity
Years Ended December 31, 2000, 1999 and 1998 (In Thousands)
--------------------------------------------------------------------------------

                                                                                        Accumulated
                                                                                           other             Total
                                              Common      Paid - in -      Retained    comprehensive     stockholder's
                                               stock        capital        earnings    income (loss)        equity
                                             ---------   -------------    ----------  ---------------   ----------------
Balance, December 31, 1997                    $ 2,000     $ 125,000        $ 185,437     $ 2,956           $ 315,393

   Net income                                       -             -           31,823           -              31,823
   Change in net unrealized
   investment (losses) gains,
   net of reclassification and taxes                -             -                -      (1,363)             (1,363)
                                              -------     ---------        ---------     -------           ---------
Balance, December 31, 1998                      2,000       125,000          217,260       1,593             345,853

   Net income                                       -             -           12,797           -              12,797
   Change in net unrealized
   investment (losses) gains,
   net of reclassification and taxes                -             -                -      (7,681)             (7,681)
                                              -------     ---------        ---------     -------           ---------
Balance, December 31, 1999                      2,000       125,000          230,057      (6,088)            350,969

   Contribution                                               3,689                                            3,689
   Net income                                       -             -           23,584           -              23,584
   Change in net unrealized
   investment (losses) gains,
   net of reclassification and taxes                -             -                -       5,325               5,325
                                              -------     ---------        ---------     -------           ---------
Balance, December 31, 2000                    $ 2,000     $ 128,689        $ 253,641     $  (763)          $ 383,567
                                              =======     =========        =========     =======           =========

                        See Notes to Financial Statements

 Pruco Life Insurance Company of New Jersey

Statements of Cash Flows
Years Ended December 31, 2000, 1999 and 1998 (In Thousands)
--------------------------------------------------------------------------------

                                                                            2000          1999          1998
                                                                         ---------      ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $  23,584      $  12,797    $    31,823

   Adjustments to reconcile net income to net cash from (used in)
      operating activities:
      Policy charges and fee income                                         (9,881)       (11,399)        (5,180)
      Interest credited to policyholders' account balances                  19,326         18,846         19,038
      Realized investment losses (gains), net                                1,045          5,013         (8,446)
      Amortization and other non-cash items                                 (9,254)        18,092          2,497
      Change in:
        Future policy benefits and other policyholders' liabilities          3,468         14,918          5,304
        Accrued investment income                                           (1,289)          (283)         1,866
        Policy loans                                                        (8,296)        (4,372)       (12,137)
        Receivable from affiliates                                          (6,034)       (19,723)          (815)
        Deferred policy acquisition costs                                   12,531        (15,261)       (12,298)
        Income taxes payable                                                 2,084          2,504         (9,826)
        Contribution from parent                                             3,689              -              -
        Other, net                                                           1,868          2,523         (8,954)
                                                                         ---------      ---------    -----------
Cash Flows From Operating Activities                                        32,841         23,655          2,872
                                                                         ---------      ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale/maturity of:
      Fixed maturities:
        Available for sale                                                 396,117        702,380      1,001,096
   Payments for the purchase of:
      Fixed maturities:
        Available for sale                                                (411,579)      (695,198)    (1,029,988)
        Held to maturity                                                         -         (7,470)             -
   Other long term investments, net                                         (1,058)            99           (854)
   Cash collateral for loaned securities, net                               30,409        (16,524)           761
   Securities sold under agreements to repurchase, net                       9,754        (27,210)        27,210
   Short term investments, net                                             (28,756)        11,040          6,800
                                                                         ---------      ---------    -----------
Cash Flows (Used in) From Investing Activities                              (5,113)       (32,883)         5,025
                                                                         ---------      ---------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Policyholders' account balances:
      Deposits                                                             170,978        258,417        298,391
      Withdrawals                                                         (161,060)      (264,373)      (298,149)
                                                                         ---------      ---------    -----------
Cash Flows From (Used in) Financing Activities                               9,918         (5,956)           242
                                                                         ---------      ---------    -----------
Net increase (decrease) in Cash and cash equivalents                        37,647        (15,184)         8,139
Cash and cash equivalents, beginning of year                                27,590         42,774         34,635
                                                                         ---------      ---------    -----------
CASH and CASH EQUIVALENTS, END OF PERIOD                                 $  65,237      $  27,590    $    42,774
                                                                         =========      =========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid                                                        $  13,421      $     480    $    27,083
                                                                         =========      =========    ===========

                        See Notes to Financial Statements

Notes to Financial Statements

-------------------------------------------------------------------------------

1. BUSINESS

Pruco Life Insurance Company of New Jersey ("the Company") is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. The Company is licensed to sell individual life insurance, variable life insurance, variable annuities, and fixed annuities ("the Contracts") only in the states of New Jersey and New York.

The Company is a wholly owned subsidiary of Pruco Life Insurance Company ("Pruco Life"), a stock life insurance company organized in 1971 under the laws of the state of Arizona. Pruco Life, in turn, is a wholly owned subsidiary of The Prudential Insurance Company of America ("Prudential"), a mutual insurance company founded in 1875 under the laws of the state of New Jersey. Prudential is in the process of reorganizing itself into a publicly traded stock company through a process known as "demutualization." On February 10, 1998, Prudential's Board of Directors authorized management to take the preliminary steps necessary to permit Prudential to demutualize and become a stock company. On July 1, 1998, legislation was enacted in New Jersey that would permit this demutualization to occur and that specified the process of demutualization. On December 15, 2000, Prudential's Board of Directors unanimously adopted the Plan of Reorganization, which provides the framework under which Prudential will convert from a mutual structure to stock ownership. Demutualization is a complex process involving development of a plan of reorganization, a public hearing, approval by two-thirds of the qualified policyholders who vote on the plan (with at least one million qualified policyholders voting) and review and approval by the New Jersey Commissioner of Banking and Insurance. Prudential is working toward completing this process in 2001. However, there is no certainty that the demutualization will be completed in this time frame or that the necessary approvals will be obtained. It is also possible that after careful review, Prudential could decide not to demutualize or could decide to delay its plans.

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products, and individual annuities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company has extensive transactions and relationships with Prudential and other affiliates, as more fully described in Footnote 13. Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Investments
Fixed maturities classified as "available for sale" are carried at estimated fair value. Fixed maturities that the Company has both the intent and ability to hold to maturity are stated at amortized cost and classified as "held to maturity". The amortized cost of fixed maturities is written down to estimated fair value if a decline in value is considered to be other than temporary. Unrealized gains and losses on fixed maturities "available for sale", including the effect on deferred policy acquisition costs and policyholders' account balances that would result from the realization of unrealized gains and losses, net of income taxes, are included in a separate component of equity, "Accumulated other comprehensive income (loss)."

Policy loans are carried at unpaid principal balances.

Short-term investments, consisting of highly liquid debt instruments other than those held in "Cash and cash equivalents" with a maturity of twelve months or less when purchased, are carried at amortized cost, which approximates fair value.

Realized investment (losses) gains, net are computed using the specific identification method. Costs of fixed maturity and equity securities are adjusted for impairments considered to be other than temporary.

Notes to Financial Statements

--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash  and cash equivalents
Includes cash on hand, amounts due from banks, money market instruments, and other debt issues with a maturity of three months or less when purchased.

Deferred Policy Acquisition Costs
The costs that vary with and that are related primarily to the production of new insurance and annuity business are deferred to the extent that they are deemed recoverable from future profits. Such costs include certain commissions, costs of policy issuance and underwriting, and variable field office expenses. Deferred policy acquisition costs are subject to recognition testing at the time of policy issue and recoverability and premium defiency testing at the end of each accounting period. Deferred policy acquisition costs, for certain products, are adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in "Accumulated other comprehensive (loss) income."

Policy acquisition costs related to interest-sensitive and variable life products and certain investment-type products are deferred and amortized over the expected life of the contracts (periods ranging from 25 to 30 years) in proportion to estimated gross profits arising principally from investment results, mortality and expense margins, and surrender charges based on historical and anticipated future experience, which is updated periodically. The effect of changes to estimated gross profits on unamortized deferred acquisition costs is reflected in "General and administrative expenses" in the period such estimated gross profits are revised.

Prudential and the Company have offered programs under which policyholders, for a selected product or group of products, can exchange an existing policy or contract issued by Prudential or the Company for another form of policy or contract. These transactions are known as internal replacements. If the new policies have terms that are substantially similar to those of the earlier policies, the DAC is retained with respect to the new policies and amortized over the life of the new policies. If the terms of the new policies are not substantially similar to those of the former policy, the unamortized DAC on the surrendered policies is immediately charged to expense.

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

Non-cash collateral received is not reflected in the consolidated statements of financial position because the debtor typically has the right to redeem the collateral on short notice. Substantially all of the Company's securities loaned are with large brokerage firms.

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

Separate Account Assets and Liabilities
Separate Account assets and liabilities are reported at estimated fair value and represent segregated funds which are invested for certain policyholders and other customers. The assets consist of common stocks, fixed maturities, real estate related securities, and short-term investments. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the customers, except to the extent

Notes to Financial Statements

--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

of minimum guarantees made by the Company with respect to certain accounts. The investment income and gains or losses for Separate Accounts generally accrue to the policyholders and are not included in the Consolidated Statements of Operations and Comprehensive Income. Mortality, policy administration and surrender charges on the accounts are included in "Policy charges and fee income".

Separate Accounts represent funds for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the policyholders, with the exception of the Pruco Life Modified Guaranteed Annuity Account. The Pruco Life Modified Guaranteed Annuity Account is a non-unitized Separate Account, which funds the Modified Guaranteed Annuity Contract and the Market Value Adjustment Annuity Contract. Owners of the Pruco Life Modified Guaranteed Annuity and the Market Value Adjustment Annuity Contracts do not participate in the investment gain or loss from assets relating to such accounts. Such gain or loss is borne, in total, by the Company.

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

Amounts received as payment for interest-sensitive life, individual annuities and guaranteed investment contracts are reported as deposits to "Policyholders' account balances". Revenues from these contracts reflected as "Policy charges and fee income" consist primarily of fees assessed during the period against the policyholders' account balances for mortality charges, policy administration charges and surrender charges. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited and amortization of deferred policy acquisition costs.

Asset Management Fees
The Company receives asset management fee income from policyholder account balances invested in The Prudential Series Fund ("PSF"), which are a portfolio of mutual fund investments related to the Company's Separate Account products. In addition, the Company receives fees from policyholder account balances invested in funds managed by companies other than Prudential. Asset management fees are recognized as income as earned.

Derivative Financial Instruments
Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or the value of securities or commodities. Derivative financial instruments used by the Company include swaps, futures, forwards and option contracts and may be exchange-traded or contracted in the over-the-counter market. The Company uses derivative financial instruments to seek to reduce market risk from changes in interest rates or foreign currency exchange rates and to alter interest rate or currency exposures arising from mismatches between assets and liabilities.

To qualify for hedge accounting treatment, derivatives must be designated as hedges for existing assets, liabilities, firm commitments or anticipated transactions which are identified and probable to occur, and effective in reducing the market risk to which the Company is exposed. The effectiveness of the derivatives is evaluated at the inception of the hedge and throughout the hedge period. All derivatives used by the Company are for other than trading purposes.

Derivatives held for purposes other than trading are primarily used to seek to reduce exposure to interest rate and foreign currency risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. Additionally, other than trading derivatives are used to change the characteristics of the Company's asset/liability mix as part of the Company's risk management activities.

See Note 10 for a discussion of the accounting treatment of derivatives that qualify for hedge accounting treatment. If the Company's use of other than trading derivatives does not meet the criteria to apply hedge accounting, the derivatives are recorded at fair value in "Other long-term investments" or "Other liabilities" in the Consolidated Statements of Financial Position, and changes in their fair value are included in "Realized investment (losses)gains, net" without considering changes in fair value of the hedged assets or liabilities. Cash flows from other than trading derivatives are reported in the investing activities section in the Consolidated Statements of Cash Flows.

Notes to Financial Statements

--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes
The Company is a member of the consolidated federal income tax return of Prudential and files separate company state and local tax returns. Pursuant to the tax allocation arrangement with Prudential, total federal income tax expense is determined on a separate company basis. Members with losses record tax benefits to the extent such losses are recognized in the consolidated federal tax provision. Deferred income taxes are generally recognized, based on enacted rates, when assets and liabilities have different values for financial statement and tax reporting purposes. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to be realized.

New Accounting Pronouncements

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125". The Company is currently evaluating the effect of adopting the provisions of SFAS No. 140 relating to transfers and extinguishments of liabilities which are effective for periods occurring after March 31, 2001. The Company has adopted in these financial statements disclosures about securitizations and collateral and for recognition and reclassification of collateral required under the statement for fiscal years ending after December 15, 2000.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and, in June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133". SFAS No. 133, as amended by SFAS No. 138 (collectively "SFAS No. 133"), requires that companies recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 does not apply to most traditional insurance contracts. However, certain hybrid contracts that contain features which may affect settlement amounts similarly to derivatives may require separate accounting for the "host contract" and the underlying "embedded derivative" provisions. The latter provisions would be accounted for as derivatives as specified by the statement.

SFAS No. 133 provides, if certain conditions are met, that a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (2) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction (foreign currency hedge). Under SFAS No. 133, the accounting for changes in fair value of a derivative depends on its intended use and designation. For a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item. For a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. For a foreign currency hedge, the gain or loss is reported in other comprehensive income as part of the foreign currency translation adjustment. The accounting for a fair value hedge described above applies to a derivative designated as a hedge of the foreign currency exposure of an unrecognized firm commitment or an available-for-sale security. Similarly, the accounting for a cash flow hedge described above applies to a derivative designated as a hedge of the foreign currency exposure of a foreign-currency-denominated forecasted transaction. For all other derivatives not designated as hedging instruments, the gain or loss is recognized in earnings in the period of change.

The Company adopted SFAS No. 133, as amended, as of January 1, 2001. The adoption of this statement did not have a material impact on the results of operations of the Company. As part of the implementation, the Company reclassified held-to-maturity securities, amounting to approximately $7.5 million at January 1, 2001, to the available-for-sale category. This reclassification resulted in the recognition of a net unrealized loss of approximately $.2 million, net of tax, which was recorded as a component of "Accumulated other comprehensive (loss) income" on the implementation date.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, " Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 provides guidance for revenue recognition and related disclosure in the financial statements. The Company adopted SAB No. 101, and its related interpretations, as of October 1, 2000. The adoption of SAB No. 101 did not have a material effect on the Company's financial position or results of operations.

Reclassifications
Certain amounts in the prior years have been reclassified to conform to the current year presentation.

Notes to Financial Statements

--------------------------------------------------------------------------------

3. INVESTMENTS

Fixed Maturities
The following tables provide additional information relating to fixed maturities as of December 31:

                                                                            2000
                                                --------------------------------------------------------------
                                                                     Gross          Gross         Estimated
                                                  Amortized       Unrealized      Unrealized         Fair
                                                     Cost            Gains          Losses          Value
                                                -------------    -------------  --------------   -------------
                                                                        (In Thousands)
Fixed maturities available for sale
U.S. Treasury securities and obligations of
U.S. government corporations and agencies          $  25,050       $   708       $      2        $  25,756

Foreign government bonds                              11,181           463              -           11,644

Corporate securities                                 578,627         7,314         10,490          575,451

Mortgage-backed securities                                 -             -              -                -
                                                   ---------       -------       --------        ---------

Total fixed maturities available for sale          $ 614,858       $ 8,485       $ 10,492        $ 612,851
                                                   =========       =======       ========        =========

Fixed maturities held to maturity

Corporate securities                               $   7,470             -       $    211        $    ,259
                                                   ---------       -------       --------        ---------

Total fixed maturities held to maturity            $   7,470       $     -       $    211        $   7,259
                                                   =========       =======       ========        =========

                                                                            1999
                                                --------------------------------------------------------------
                                                                     Gross          Gross         Estimated
                                                  Amortized       Unrealized      Unrealized         Fair
                                                     Cost            Gains          Losses          Value
                                                -------------    -------------  --------------   -------------
                                                                        (In Thousands)
Fixed maturities available for sale
U.S. Treasury securities and obligations of
U.S. government corporations and agencies          $   9,489       $     -       $     63        $   9,426

Foreign government bonds                               5,000             -             68            4,932

Corporate Securities                                 588,696           681         19,499          569,878

Mortgage-backed securities                             1,038             -              3            1,035
                                                   ---------       -------       --------        ---------

Total fixed maturities available for sale          $ 604,223       $   681       $ 19,633        $ 585,271
                                                   =========       =======       ========        =========

Fixed maturities held to maturity

Corporate securities                               $   7,470       $     -       $    532        $   6,938
                                                   ---------       -------       --------        ---------

Total fixed maturities held to maturity            $   7,470       $     -       $    532        $   6,938
                                                   =========       =======       ========        =========

Notes to Financial Statements

--------------------------------------------------------------------------------

3.  INVESTMENTS (continued)

The amortized cost and estimated fair value of fixed maturities, by contractual maturities at December 31, 2000, is shown below:

                                                  Available for Sale                     Held to Maturity
                                          ----------------------------------- ----------------------------------------
                                            Amortized       Estimated Fair        Amortized          Estimated Fair
                                               Cost              Value               Cost                 Value
                                          --------------- ------------------- -------------------  -------------------
                                                    (In Thousands)                        (In Thousands)
Due in one year or less                       $  24,545     $  24,476             $      -              $      -

Due after one year through five years           254,007       254,205                1,000                   978

Due after five years through ten years          254,951       253,493                6,470                 6,281

Due after ten years                              81,356        80,677                    -                     -
                                              ---------     ---------            ---------              --------
Total                                         $ 614,858     $ 612,851            $   7,470              $  7,259
                                              =========     =========            =========              ========

Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

Proceeds from the sale of fixed maturities available for sale during 2000, 1999, and 1998 were $354.4 million, $698.8 million, and $990.7 million, respectively. Gross gains of $2.2 million, $3.5 million, and $8.8 million, and gross losses of $5.2 million, $8.0 million, and $1.8 million were realized on those sales during 2000, 1999, and 1998, respectively. Proceeds from maturities of fixed maturities available for sale during 2000, 1999, and 1998 were $ 41.7 million, $3.6 million, and $10.4 million, respectively. During the years ended December 31, 2000, 1999, and 1998, there were no securities classified as held to maturity that were sold.

Writedowns for impairments which were deemed to be other than temporary for fixed maturities were $1.3 million, $0 million, and $.6 million for the years 2000, 1999 and 1998, respectively.

Special Deposits
Fixed maturities of $.5 million at both December 31, 2000 and 1999 respectively, were on deposit with governmental authorities or trustees as required by certain insurance laws.

Investment Income and Investment Gains and Losses

Net investment income arose from the following sources for the years ended December 31:

                                                 2000               1999                1998
                                               ---------          ---------          ----------
                                                                (In Thousands)
Fixed maturities                               $  43,972          $  39,538          $   39,478
Policy loans                                       8,053              7,641               7,350
Short-term investments & cash equivalents          5,126              2,516               3,502
Other                                              1,300                 60                (842)
                                               ---------          ---------          ----------
Gross investment income                           58,451             49,755              49,488
Less investment expenses                          (3,927)            (2,155)             (2,456)
                                               ---------          ---------          ----------
Net investment income                          $  54,524          $  47,600          $   47,032
                                               =========          =========          ==========

Notes to Financial Statements

--------------------------------------------------------------------------------

3. INVESTMENTS (continued)

Realized investment (losses) gains, net, including charges for other than temporary reductions in value, for the years ended December 31, were from the following sources:

                                                 2000               1999                1998
                                               ---------          ---------          ----------
                                                                (In Thousands)
      Fixed maturities                         $  (4,324)         $  (4,616)         $    6,360
      Derivatives                                  2,924               (412)              2,076
      Other                                          355                 15                 10
                                               ---------          ---------          ----------
      Realized investment (losses) gains, net  $  (1,045)         $  (5,013)         $    8,446
                                               =========          =========          ==========

Securities Pledged to Creditors

The Company pledges investment securities it owns to unaffiliated parties through certain transactions including securities lending, securities sold under agreements to repurchase, and futures contracts. At December 31, 2000, the carrying value of fixed maturities available for sale pledged to third parties as reported in the Statements of Financial Position are $57.3 million.

Notes to Financial Statements

--------------------------------------------------------------------------------

3.  INVESTMENTS (continued)

Net Unrealized Investment (Losses) Gains

Net unrealized investment (losses) gains on fixed maturities available for sale are included in the Statements of Financial Position as a component of "Accumulated other comprehensive income". Changes in these amounts include adjustments to exclude from "Other comprehensive income (loss)" those items that are included as part of "net income" for a period that also had been part of "Other comprehensive income (loss)" in earlier periods. The amounts for the years ended December 31, net of tax, are as follows:

                                                                                                        Accumulated
                                                                                                           other
                                                                                                       comprehensive
                                                                                                       income (loss)
                                                              Deferred                    Deferred     related to net
                                              Unrealized       policy    Policyholders'  income tax      unrealized
                                            gains (losses)  acquisition     Account      (liability)     investment
                                            on investments     costs        Balances       benefit     gains (losses)
                                           ----------------------------------------------------------------------------
Balance, December 31, 1997                     $    7,252    $ (3,379)      $   849       $  (1,766)      $  2,956
   Net investment gains on investments
   arising during the period                        4,966                                    (1,662)         3,304

   Reclassification adjustment for
   (losses) included in net income                ( 6,985)                                    2,338         (4,647)

   Impact of net unrealized investment
   (losses) on deferred policy
   acquisition costs                                             (166)                           58           (108)

   Impact of net unrealized investment
   gains on policyholders' account                                              138            (50)             88
   balances
                                               ----------    --------       -------       ---------       --------

Balance, December 31, 1998                     $    5,233    $ (3,545)      $   987       $  (1,082)      $  1,593
   Net investment (losses) on investments
   arising during the period                      (28,794)                                   10,366        (18,428)

   Reclassification adjustment for gains
   included in net income                           4,610                                    (1,660)         2,950

   Impact of net unrealized investment
   gains on deferred policy acquisition
   costs                                                       14,681                        (5,285)         9,396

   Impact of net unrealized investment
   (losses) on policyholders' account                                        (2,499)            900        (1,599)
   balances
                                               ----------    --------       -------       ---------       --------
Balance, December 31, 1999                     $  (18,951)   $ 11,136       $(1,512)      $   3,239       $ (6,088)
   Net investment gains (losses) on
   investments arising during the period           12,620                                    (4,454)         8,166

   Reclassification adjustment for gains            4,324                                    (1,526)         2,798
   included in net income

   Impact of net unrealized investment                        (10,161)                         3,658        (6,503)
   (losses)on deferred policy acquisition
   costs

   Impact of net unrealized investment                                        1,350            (486)           864
   gains on policyholders' account
   balances
                                               ----------    --------       -------       ---------       --------
Balance, December 31, 2000                     $   (2,007)   $    975       $  (162)      $     431       $   (763)
                                               ==========    ========       =======       =========       ========

Notes to Financial Statements

--------------------------------------------------------------------------------

4. DEFERRED POLICY ACQUISITION COSTS

The balance of and changes in deferred policy acquisition costs for the year ended December 31, are as follows:

                                                       2000          1999
                                                    ----------    ----------
                                                         (In Thousands)
Balance, beginning of year                          $  129,184    $  113,923
Capitalization of commissions, sales and issue          10,638        13,439
expenses
Amortization                                           (13,008)      (12,859)
Change in unrealized investment losses                 (10,161)       14,681
                                                    ----------    ----------

Balance, end of year                                $  116,653    $  129,184
                                                    ==========    ==========

5. POLICYHOLDERS' LIABILITIES

Future policy benefits and other policyholder liabilities at December 31 are as follows:


                           2000           1999
                        ----------     ----------
                             (In Thousands)

Life insurance          $  103,557     $  100,686
Annuities                    4,661          4,064
                        ----------     ----------
                        $  108,218     $  104,750
                        ==========     ==========

Life insurance liabilities include reserves for death benefits. Annuity liabilities include reserves for annuities that are in payout status.

The following table highlights the key assumptions generally utilized in calculating these reserves:

         Product                       Mortality                     Interest Rate           Estimation Method
----------------------     -------------------------------        -------------------    ------------------------
  Life insurance           Generally rates                          2.5% to 7.5%         Net level premium based
  variable and             guaranteed in calculating                                     on non-forfeiture
  interest-sensitive       cash surrender values                                         interest rate

  Life insurance  -        Best estimate plus a provision                6.75%           Net level premium plus  a
  term insurance           for adverse deviation                                         provision for adverse
                                                                                         deviation.

  Individual               Mortality table varies based on         6.25% to 8.75%        Present value of
  annuities                the issue year of the contract.                               expected    future
                           Current table (for 1998 & later                               payment based on
                           issues) is the Annuity 2000                                   historical experience
                           Mortality Table with certain
                           modifications

Policyholders' account balances at December 31, are as follows:

                                        2000          1999
                                     ----------    ----------
                                           (In Thousands)

Interest-sensitive life contracts    $  332,761    $  323,798
Individual annuities                    101,681        92,694
                                     ----------    ----------
                                     $  434,442    $  416,492
                                     ==========    ==========

Notes to Financial Statements

--------------------------------------------------------------------------------

5. POLICYHOLDERS' LIABILITIES (continued)

Policyholders' account balances for interest-sensitive life and individual annuities are equal to policy account values plus unearned premiums. The policy account values represent an accumulation of gross premium payments plus credited interest less withdrawals, expenses, mortality charges.

Certain contract provisions that determine the policyholder account balances are as follows:

           Product                          Interest Rate                 Withdrawal / Surrender Charges
-----------------------------          ---------------------           -----------------------------------
Interest sensitive life                     4.0% to 6.5 %               Various up to 10 years
contracts

Individual annuities                         3.0% to 6.0%               0% to 7% for up to 7 years

6. REINSURANCE

The Company participates in reinsurance with Prudential and other companies, in order to provide greater diversification of business, provide additional capacity for future growth and limit the maximum net loss potential arising from large risks. Reinsurance ceded arrangements do not discharge the Company or the insurance subsidiaries as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability reassumed by the Company is considered to be remote.

Reinsurance amounts included in the Statement of Operations and Comprehensive Income for the year ended December 31 are below.

                                              2000           1999        1998
                                             ------         ------      ------
                                                         (In Thousands)

Reinsurance premiums ceded - affiliated      $  (19)      $   (17)    $   (28)
Reinsurance premiums ceded - unaffiliated    $ (445)      $     0     $     0

Policyholders' benefits ceded                $  110       $     0     $     0

Reinsurance recoverables, included in "Other assets" in the Company's Statements of Financial Position, at December 31 were as follows:

                                   2000       1999
                                  ------     ------
                                    (In Thousands)

Life insurance - affiliated       $ 369      $  16
                                  =====      =====

Notes to Financial Statements

--------------------------------------------------------------------------------

7. INCOME TAXES

The components of income taxes for the years ended December 31, are as follows:

                                          2000                1999                1998
                                        ---------           --------           ---------
                                                         (In Thousands)
Current tax expense (benefit):
   U.S.                                 $  15,365           $  6,769           $  14,786
   State and local                              -                178                 523
                                        ---------           --------           ---------
 Total                                     15,365              6,947              15,309
                                        ---------           --------           ---------


Deferred tax expense (benefit):
   U.S.                                    (3,211)               (54)              2,198
   State and local                            545                 (2)                 63
                                        ---------           --------           ---------
   Total                                   (2,666)               (56)              2,261
                                        ---------           --------           ---------
 Total income tax expense               $  12,699           $  6,891           $  17,570
                                        =========           ========           =========

The income tax expense for the years ended December 31, differs from the amount computed by applying the expected federal income tax rate of 35% to income from operations before income taxes for the following reasons:

                                           2000               1999               1998
                                        ---------           --------           ---------
                                                         (In Thousands)
Expected federal income tax expense      $ 12,699          $   6,891           $  17,288
State and local income taxes                  354                115                 381
Dividends received deduction                 (843)              (878)               (500)
Other                                         489                763                 401
                                        ---------           --------           ---------
Total income tax expense                 $ 12,699          $   6,891           $  17,570
                                        =========           ========           =========

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

                                           2000               1999
                                         ---------          --------
                                               (In Thousands)
Deferred tax assets
   Insurance reserves                    $  16,515          $ 9 ,711
   Net unrealized losses on
     securities                                723             6,823
   Other                                     1,530             2,083
                                         ---------          --------
   Deferred tax assets                   $  18,768          $ 18,617
                                         ---------          --------

Deferred tax liabilities
   Deferred acquisition costs               35,437            37,174
   Net investment gains                          -                 -
   Other                                     3,601               879
                                         ---------          --------
   Deferred tax liabilities                 39,038            38,053
                                         ---------          --------

Net deferred tax liability               $  20,270          $ 19,436
                                         =========          ========

Management believes that based on its historical pattern of taxable income, the Company and its subsidiaries will produce sufficient income in the future to realize its deferred tax assets after valuation allowance. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of the deferred tax asset that is realizable. At December 31, 2000 and 1999, respectively, the Company and its subsidiaries had no federal or state operating loss carryforwards for tax purposes.

Notes to Financial Statements

--------------------------------------------------------------------------------

7. INCOME TAXES (continued)

The Internal Revenue Service (the "Service") has completed all examinations of the consolidated federal income tax returns through 1995. The Service has begun their examination of the 1996 year.

8. STATUTORY NET INCOME AND SURPLUS

Accounting practices used to prepare statutory financial statements for regulatory purposes differ in certain instances from GAAP. The following table reconciles the Company's statutory net income and surplus determined in accordance with accounting practices prescribed or permitted by the New Jersey Department of Banking and Insurance, to net income and equity determined using
GAAP:

                                                             2000             1999              1998
                                                           --------         --------          --------
                                                                       (In Thousands)
Statutory net income                                       $ 21,268         $ 20,221          $ 18,704

Adjustments to reconcile to net income on a GAAP basis:
Amortization and capitalization of deferred
acquisition costs                                            (2,370)             580            12,464
Deferred premium                                                252             (314)              534
Insurance revenues and expenses                               1,409              983              (808)
Income taxes                                                  4,633             (139)           (2,973)
Valuation of investments                                        280           (3,199)            5,896
Amortization of IMR                                            (986)          (2,089)           (2,102)
Asset management fees                                        (1,638)          (2,050)                -
Other, net                                                      736           (1,196)              108
                                                           --------         --------          --------
GAAP net income                                            $ 23,584         $ 12,797          $ 31,823
                                                           ========         ========          ========


                                                             2000             1999
                                                           --------         --------
                                                               (In Thousands)
Statutory surplus                                          $294,313         $274,437

Adjustments to reconcile to equity on a GAAP basis:
Valuation of investments                                      9,232           (9,644)
Deferred acquisition costs                                  116,653          129,184
Deferred premium                                               (907)          (1,159)
Insurance liabilities                                       (19,274)         (23,889)
Income Taxes                                                (17,034)         (17,977)
Asset management fees                                             -           (2,050)
Other, net                                                      584            2,067
                                                           --------         --------
GAAP stockholder's equity                                  $383,567         $350,969
                                                           ========         ========


The New York State Insurance Department ("Department") recognizes only statutory accounting for determining and reporting the financial condition of an insurance company, for determining its solvency under the New York Insurance Law and for determining whether its financial condition warrants the payment of a dividend to its policyholders. No consideration is given by the Department to financial statements prepared in accordance with GAAP in making such determinations.

In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance ("Codification"), which replaces the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting as of January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in certain areas. The Company has adopted the Codification guidance effective January 1, 2001, and has estimated the potential effect of the Codification guidance to have a favorable impact of at least $10 million on the Company's surplus position, primarily as a result of the recognition of deferred tax assets.

Notes to Financial Statements

--------------------------------------------------------------------------------

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values presented below have been determined using available market information and by applying valuation methodologies. Considerable judgment is applied in interpreting data to develop the estimates of fair value Estimates fair values may not be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The following methods and assumptions were used in calculating the estimated fair values (for all other financial instruments presented in the table, the carrying value approximates estimated fair value).

Fixed maturities
Estimated fair values for fixed maturities, other than private placement securities, are based on quoted market prices or estimates from independent pricing services. Generally, fair values for private placement securities are estimated using a discounted cash flow model which considers the current market spreads between the U.S. Treasury yield curve and corporate bond yield curve, adjusted for the type of issue, its current credit quality and its remaining average life. The estimated fair value of certain non-performing private placement securities is based on amounts estimated by management.

Policy loans
The estimated fair value of policy loans is calculated using a discounted cash flow model based upon current U.S. Treasury rates and historical loan repayment patterns.

Investment contracts
For individual deferred annuities and other deposit liabilities, fair value approximates carrying value.

Derivative financial instruments
See note 10 for disclosure of fair value on these instruments.


The following table discloses the carrying amounts and estimated fair values of the Company's financial instruments at December 31:

                                                  2000                                 1999
                                  ----------------------------------    -----------------------------------
                                        Carrying         Estimated            Carrying          Estimated
                                         Value          Fair Value              Value          Fair Value
                                  ---------------- -----------------    ----------------- -----------------
                                                               (In Thousands)
Financial Assets:
   Fixed maturities:
       Available for sale            $  612,851        $  612,851           $  585,271         $ 585,271
       Held to maturity                   7,470             7,259                7,470             6,938
   Policy loans                         152,111           156,786              143,815           136,990
   Short-term investments                28,759            28,759                    -                 -
   Cash and cash equivalents             65,237            65,237               27,590            27,590
   Separate Accounts assets           1,805,584         1,805,584            1,827,484         1,827,484

Financial Liabilities:
   Investment contracts              $  102,255        $  102,255           $   93,158         $  93,158
   Cash collateral for loaned            48,309            48,309               17,900            17,900
     securities
   Securities sold under
     agreements to repurchase             9,754             9,754                    -                 -

   Separate Accounts liabilities      1,805,584         1,805,584            1,827,484         1,827,484

Notes to Financial Statements

--------------------------------------------------------------------------------

10. DERIVATIVE AND OFF-BALANCE SHEET CREDIT-RELATED INSTRUMENTS

Futures
The Company uses exchange-traded Treasury futures and options to reduce market risk from changes in interest rates, and to manage the duration of assets and the duration of liabilities supported by those assets. In exchange-traded futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which are determined by the value of designated classes of Treasury securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts The Company enters into exchange-traded futures and options with regulated futures commissions merchants who are members of a trading exchange. The fair value of futures and options is based on market quotes. Treasury futures move substantially in value as interest rates change and can be used to either modify or hedge existing interest rate risk. This strategy protects against the risk that cash flow requirements may necessitate liquidation of investments at unfavorable prices resulting from increases in interest rates. This strategy can be a more cost effective way of temporarily reducing the Company's exposure to a market decline than selling fixed income securities and purchasing a similar portfolio when such a decline is believed to be over.

If futures meet hedge accounting criteria, changes in their fair value are deferred and recognized as an adjustment to the carrying value of the hedged item. Deferred gains or losses from the hedges for interest-bearing financial instruments are amortized as a yield adjustment over the remaining lives of the hedged item. Futures that do not qualify as hedges are carried at fair value with changes in value reported in current period earnings. The notional and fair value of futures contracts was $3.6 million and $.1 million at December 31, 2000, respectively. The notional and fair value of futures contracts was $46.4 million and $(.6) million at December 31, 1999, respectively.

Credit Risk
The current credit exposure of the Company's derivative contracts is limited to the fair value at the reporting date. Credit risk is managed by entering into transactions with creditworthy counterparties and obtaining collateral where appropriate and customary. The Company also attempts to minimize its exposure to credit risk through the use of various credit monitoring techniques. All of the net credit exposure for the Company from derivative contracts is with investment-grade counterparties. As of December 31, 2000, 100% of the notional consisted of interest rate derivatives.

11. CONTINGENCIES AND LITIGATION

Prudential and the Company are subject to legal and regulatory actions in the ordinary course of our businesses, including class actions. Pending legal and regulatory actions include proceedings relating to aspects of our businesses and operations that are specific to the Company and Prudential and that are typical of the businesses in which the Company and Prudential operate. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

Beginning in 1995, regulatory authorities and customers brought significant regulatory actions and civil litigation against the Company and Prudential involving individual life insurance sales practices. In 1996, Prudential, on behalf of itself and many of its life insurance subsidiaries including the Company entered into settlement agreements with relevant insurance regulatory authorities and plaintiffs in the principal life insurance sales practices class action lawsuit covering policyholders of individual permanent life insurance policies issued in the United States from 1982 to 1995. Pursuant to the settlements, the companies agreed to various changes to their sales and business practices controls, to a series of fines, and to provide specific forms of relief to eligible class members. Virtually all claims by class members filed in connection with the settlements have been resolved and virtually all aspects of the remediation program have been satisfied. While the approval of the class action settlement is now final, Prudential and the Company remain subject to oversight and review by insurance regulators and other regulatory authorities with respect to its sales practices and the conduct of the remediation program. The U.S. District Court has also retained jurisdiction as to all matters relating to the administration, consummation, enforcement and interpretation of the settlements.

As of December 31, 2000, Prudential and/or the Company remained a party to approximately 61 individual sales practices actions filed by policyholders who "opted out" of the class action settlement relating to permanent life insurance policies issued in the United States between 1982 and 1995. In addition, there were 48 sales practices actions pending that were filed by policyholders who were members of the class and who failed to "opt out" of the class action settlement. Prudential and the Company believe that those actions are governed by the class settlement release and expect them to be enjoined and/or dismissed. Additional suits may be filed by class members who "opted out" of the class settlements or who failed to "opt out" but nevertheless seek to proceed against Prudential and/or the Company. A number of the plaintiffs in these cases seek large and/or indeterminate amounts,

Notes to Financial Statements

--------------------------------------------------------------------------------

11. CONTINGENCIES AND LITIGATION (continued)

including punitive or exemplary damages. Some of these actions are brought on behalf of multiple plaintiffs. It is possible that substantial punitive damages might be awarded in any of these actions and particularly in an action involving multiple plaintiffs.

Prudential has indemnified the Company for any liabilities incurred in connection with sales practices litigation covering policyholders of individual permanent life insurance policies issued in the United States from 1982 to 1995.

The balance of the Company's litigation is subject to many uncertainties, and given the complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially effected by an ultimate unfavorable resolution of pending litigation and regulatory matters. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters, should not have a material adverse effect on the Company's financial position.

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

The Company is allocated estimated distribution expenses from Prudential's retail agency network for both its domestic life and annuity products. The Company has capitalized the majority of these distribution expenses as deferred policy acquisition costs. Beginning April 1, 2000, Prudential and the Company agreed to revise the estimate of allocated distribution expenses to reflect a market based pricing arrangement.

In accordance with a profit sharing agreement with Prudential, the Company receives fee income from policyholder account balances invested in the Prudential Series Funds ("PSF"). These revenues are recorded as "Asset management fees" in the Consolidated Statements of Operations and Comprehensive Income. The Company is charged an asset management fee by Prudential Global Asset Management ("PGAM") and Jennison Associates LLC ("Jennison") for managing the PSF portfolio. These expenses are a component of general, administrative and other expenses.

On September 29, 2000, the Board of Directors for the Prudential Series Fund, Inc. ("PSFI") adopted resolutions to terminate the existing management agreement between PSFI and Prudential, and has appointed another subsidiary of Prudential as the fund manager for PSF. The change was approved by the shareholders of the PSFI during early 2001 and effective January 1,2001, the Company will no longer receives fees associated with the PSF. In addition, the Company will no longer incur the asset management expense from PGAM and Jennison associated with the PSF.

Corporate Owned Life Insurance
The Company has sold a Corporate Owned Life Insurance ("COLI") policy to Prudential. The cash surrender value included in Separate Accounts was $182.4 million and $199.0 million at December 31, 2000 and December 31, 1999, respectively.

Notes to Financial Statements

--------------------------------------------------------------------------------

13. RELATED PARTY TRANSACTIONS (continued)

Reinsurance
The Company currently has a reinsurance agreement in place with Prudential ("the reinsurer"). The reinsurance agreement is a yearly renewable term agreement in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. These agreements had no material effect on net income for the years ended December 31, 2000, 1999, and 1998.

Debt Agreements
In July 1998, the Company established a revolving line of credit facility with Prudential Funding LLC, a wholly-owned subsidiary of Prudential. There is no outstanding debt relating to this credit facility as of December 31, 2000.