Form 10-Q
period 2001-03-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2001-05-14
CIK 1038509

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___
                                      ---
State the aggregate market value of the voting stock held by non-affiliates of the registrant: NONE

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 11, 2001. Common stock, par value of $5 per share:
400,000 shares outstanding

       Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
       is therefore filing this Form with the reduced disclosure format.

================================================================================

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY


                          INDEX TO FINANCIAL STATEMENTS


                                                                                                Page No.

Cover Page                                                                                         -

Index                                                                                              2

                         PART I - Financial Information

Item 1.  (Unaudited) Financial Statements

                  Statements of Financial Position
                  As of March 31, 2001 and December 31, 2000                                       3

                  Statements of Operations and Comprehensive Income
                  Three months ended March 31, 2001 and 2000                                       4

                  Statements of Changes in Stockholder's Equity
                  Periods ended March 31, 2001 and December 31, 2000 and 1999                      5

                  Statements of Cash Flows
                  Three months ended March 31, 2001 and 2000                                       6

         Notes to Financial Statements                                                             7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations    10


                           PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                         12

Signature Page                                                                                    13


Pruco Life Insurance Company of New Jersey

Statements of Financial Position
As of March 31, 2001 and December 31, 2000(In Thousands)
--------------------------------------------------------------------------------


                                                                                   (Unaudited)
                                                                                     March 31,       December 31,
                                                                                       2001              2000
                                                                                 ----------------- ----------------

ASSETS
Fixed maturities
   Available for sale, at fair value (amortized cost, 2001: $643,554; and            $  653,022       $  612,851
   2000: $614,858)
   Held to maturity, at amortized cost (fair value, 2000: $7,259 )                            -            7,470
Policy loans                                                                            154,682          152,111
Short-term investments                                                                    5,568           28,759
Other long-term investments                                                               3,540            3,577
                                                                                 ----------------- ----------------
        Total investments                                                               816,812          804,768
Cash and cash equivalents                                                                91,201           65,237
Deferred policy acquisition costs                                                       111,385          116,653
Accrued investment income                                                                14,107           13,781
Receivables from affiliate                                                               20,112           22,265
Other assets                                                                              1,453              292
Separate Account assets                                                               1,639,777        1,805,584
                                                                                 ----------------- ----------------
TOTAL ASSETS                                                                        $ 2,694,847      $ 2,828,580
                                                                                 ================= ================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                                      $  441,618       $  434,442
Future policy benefits and other policyholder liabilities                               108,915          108,218
Cash collateral for loaned securities                                                    65,593           48,309
Securities sold under agreements to repurchase                                                -            9,754
Income taxes payable                                                                     34,132           29,913
Other liabilities                                                                        13,078            8,793
Separate Account liabilities                                                          1,639,777        1,805,584
                                                                                 ----------------- ----------------
Total liabilities                                                                   $ 2,303,113      $ 2,445,013
                                                                                 ----------------- ----------------
Contingencies - (See Footnote 2)
Stockholder's Equity
Common stock, $5 par value;
      400,000 shares, authorized;
      issued and outstanding at
      March 31, 2001 and December 31, 2000                                                2,000            2,000
Paid-in-capital                                                                         128,689          128,689
Retained earnings                                                                       257,924          253,641
Accumulated other comprehensive income(loss)                                              3,121            (763)
                                                                                 ----------------- ----------------
Total stockholder's equity                                                              391,734          383,567
                                                                                 ----------------- ----------------
TOTAL LIABILITIES AND
    STOCKHOLDER'S EQUITY                                                            $ 2,694,847      $ 2,828,580
                                                                                 ================= ================




                        See Notes to Financial Statements

   Pruco Life Insurance Company of New Jersey

   Statements of Operations and Comprehensive Income (Unaudited)
   Three Months Ended March 31, 2001 and 2000 (In Thousands)
--------------------------------------------------------------------------------


                                                            Three months ended
                                                                 March 31,

                                                            2001             2000
                                                     ---------------- -----------------
REVENUES

Premiums                                                 $   2,912         $   1,489
Policy charges and fee income                               10,648            13,926
Net investment income                                       14,053            13,716
Realized investment gains(losses), net                         980           (1,312)
Asset management fees                                          162             2,041
Other income                                                   193                46
                                                     ---------------- -----------------

Total revenues                                              28,948            29,906
                                                     ---------------- -----------------

BENEFITS AND EXPENSES

Policyholders' benefits                                      7,727             7,720
Interest credited to policyholders' account
  balances                                                   5,145             4,410
General, administrative and other expenses                   9,679            12,160
                                                     ---------------- -----------------

Total benefits and expenses                                 22,551            24,290
                                                     ---------------- -----------------

Income from operations before income taxes                   6,397             5,616
                                                     ---------------- -----------------

Income tax provision                                         2,114             1,966
                                                     ---------------- -----------------

NET INCOME                                               $   4,283         $   3,650
                                                     ---------------- -----------------

Net unrealized investment gains on securities,
net of reclassification adjustment and taxes                 3,884               793
                                                     ---------------- -----------------

TOTAL COMPREHENSIVE INCOME                               $   8,167         $   4,443
                                                     ================ =================






                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Changes in Stockholder's Equity (Unaudited)
Periods ended March 31, 2001 and December 31, 2000 and 1999(In Thousands)
--------------------------------------------------------------------------------



                                                                                Accumulated
                                                                                   other          Total
                                      Common      Paid - in -      Retained    comprehensive  stockholder's
                                       stock        capital        earnings    income (loss)      equity
                                      --------      ---------      ---------   -------------  -------------

Balance, January 1, 1999           $  2,000      $ 125,000      $ 217,260      $   1,593      $ 345,853

   Net income                             -              -         12,797              -         12,797
   Change in net unrealized
   investment losses, net of
   net of reclassification
   and taxes                              -              -              -        (7,681)        (7,681)

                                   --------      ---------      ---------      ---------      ---------
Balance, December 31, 1999         $  2,000      $ 125,000      $ 230,057     $  (6,088)      $ 350,969

   Contribution                           -          3,689              -              -          3,689
   Net income                             -              -         23,584              -         23,584
   Change in net unrealized
   investment losses, net of
   reclassification and taxes             -              -              -          5,325          5,325
                                   --------      ---------      ---------      ---------      ---------
Balance, December 31, 2000         $  2,000      $ 128,689      $ 253,641      $   (763)      $ 383,567

   Net income                             -              -          4,283              -          4,283
   Change in net unrealized
   investment gains, net of
   reclassification and taxes             -              -              -          3,884          3,884
                                   --------      ---------      ---------      ---------      ---------
Balance, March 31, 2001            $  2,000      $ 128,689      $ 257,924      $   3,121      $ 391,734
                                   ========      =========      =========      =========      =========





                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Cash Flows (Unaudited)
Three Months Ended March 31, 2001 and 2000 (In Thousands)
--------------------------------------------------------------------------------

                                                                       Three months ended,
                                                                             March 31,

                                                                      2001           2000

                                                                  -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $  4,283       $  3,650
   Adjustments to reconcile net income to net cash (used in)
   provided by
      Operating activities:
      Policy charges and fee income                                   (2,506)        (2,564)
      Interest credited to policyholders' account balances              5,145          4,410
      Realized investment (gains)losses, net                            (980)          1,312
      Amortization and other non-cash items                           (9,738)        (1,927)
      Change in:
        Future policy benefits and other policyholders'
          liabilities                                                    697            208
        Accrued investment income                                       (326)           (66)
        Policy loans                                                  (2,571)          (984)
        Receivable from affiliates                                      2,153            742
        Deferred policy acquisition costs                               5,268          2,048
        Income taxes payable                                            4,219        (4,672)
        Other, net                                                      3,124          5,525
                                                                  -----------------------------
Cash Flows From Operating Activities                                    8,768          7,682
                                                                  -----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale/maturity of:
      Fixed maturities available for sale                             229,229        142,393
   Payments for the purchase of:
      Fixed maturities available for sale                           (248,654)      (143,546)
   Cash collateral for loaned securities, net                          17,284          3,392
   Securities sold under agreements to repurchase, net                (9,754)          4,656
     Other long-term investments                                           37          1,021
   Short term investments, net                                         23,191        (4,849)
                                                                  -----------------------------
Cash Flows From Investing Activities                                   11,333          3,067
                                                                  -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Policyholders' account balances:
      Deposits                                                         27,034         49,420
      Withdrawals                                                    (21,171)       (48,836)
                                                                  -----------------------------
Cash Flows From Financing Activities                                    5,863            584
                                                                  -----------------------------
Net increase in Cash and cash equivalents                              25,964         11,333
Cash and cash equivalents, beginning of year                           65,237         27,590
                                                                  -----------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  91,201      $  38,923
                                                                  =============================






                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements (Unaudited)
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q on the basis of accounting principles generally accepted in the United States. These interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair presentation of the results of operations and financial condition of the Pruco Life Insurance Company of New Jersey ("the Company"), for the interim periods presented. The Company is a wholly-owned subsidiary of the Pruco Life Insurance Company ("Pruco Life") which in turn is a wholly-owned subsidiary of The Prudential Insurance Company of America ("Prudential"). All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. Certain amounts in the Company's prior year financial statements have been reclassified to conform to the 2001 presentation. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.       CONTINGENCIES AND LITIGATION

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

As of March 31, 2001, Prudential and/or the Company remained a party to approximately 61 individual sales practices actions filed by policyholders who "opted out" of the class action settlement relating to permanent life insurance policies issued in the United States between 1982 and 1995. In addition, there were 48 sales practices actions pending that were filed by policyholders who were members of the class and who failed to "opt out" of the class action settlement. Prudential and the Company believe that those actions are governed by the class settlement release and expect them to be enjoined and/or dismissed. Additional suits may be filed by class members who "opted out" of the class settlements or who failed to "opt out" but nevertheless seek to proceed against Prudential and/or the Company. A number of the plaintiffs in these cases seek large and/or indeterminate amounts, including punitive or exemplary damages. Some of these actions are brought on behalf of multiple plaintiffs. It is possible that substantial punitive damages might be awarded in any of these actions and particularly in an action involving multiple plaintiffs.

Prudential has indemnified the Company for any liabilities incurred in connection with sales practices litigation covering policyholders of individual permanent life insurance policies issued in the United States from 1982 to 1995.

The balance of the Company's litigation is subject to many uncertainties, and given the complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially effected by an ultimate unfavorable resolution of pending litigation and regulatory matters. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters should not have a material adverse effect on the Company's financial position.

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

In accordance with a profit sharing agreement with Prudential that was in effect through December 31, 2000, the Company received fee income from policyholder account balances invested in the Prudential Series Funds ("PSF"). These revenues were recorded as "Asset management fees" in the Statements of Operations and Comprehensive Income. The Company was charged an asset management fee by Prudential Global Asset Management ("PGAM") and Jennison Associates LLC ("Jennison") for managing the PSF portfolio. These expenses are a component of general, administrative and other expenses.

On September 29, 2000, the Board of Directors for the Prudential Series Fund, Inc. ("PSFI") adopted resolutions to terminate the existing management agreement between PSFI and Prudential, and has appointed another subsidiary of Prudential as the fund manager for PSF. The change was approved by the shareholders of the PSFI during early 2001 and effective January 1, 2001, the Company will no longer receives fees associated with the PSF. In addition, the Company will no longer incur the asset management expense from PGAM and Jennison associated with the PSF.

Corporate Owned Life Insurance
The Company has sold a Corporate Owned Life Insurance ("COLI") policy to Prudential. The cash surrender value included in Separate Accounts was $165.2 million and $182.4 million at March 31, 2001 and December 31, 2000, respectively.

Reinsurance
The Company currently has a reinsurance agreement in place with Prudential ("the reinsurer"). The reinsurance agreement is a yearly renewable term agreement in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. These agreements had no material effect on net income for the periods ended March 31, 2001 and 2000.

Debt Agreements
In July 1998, the Company established a revolving line of credit facility with Prudential Funding LLC, a wholly-owned subsidiary of Prudential. There is no outstanding debt relating to this credit facility as of March 31, 2001 or December 31, 2000.

4.       RECENT ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125". The Company is currently evaluating the effect of adopting the provisions of SFAS No. 140 relating to transfers and extinguishments of liabilities which are effective for periods occurring after March 31, 2001. The Company has adopted in these financial statements disclosures about collateral and for recognition and reclassification of collateral required under the statement for fiscal years ending after December 15, 2000.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements (Unaudited)
--------------------------------------------------------------------------------

5.       DERIVATIVE INSTRUMENTS

Adoption of Statement of Financial Accounting Standards (SFAS) No. 133
The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001. The Company was not required to record a net-of-tax cumulative adjustment to earnings as all derivatives were already at fair value. As part of the implementation, the Company reclassified held-to-maturity securities, amounting to approximately $7.5 million at January 1, 2001, to the available-for-sale category. This reclassification resulted in the recognition of a net unrealized loss of approximately $.2 million, net of tax, which was recorded as a component of "Accumulated other comprehensive income/(loss)" on the implementation date.

Accounting for Derivatives and Hedging Activities
A derivative is a financial instrument whose price, performance or cash flow is based upon the actual or expected price, level, performance, value or cash flow of some external benchmark, such as interest rates, foreign exchange rates, securities, commodities, or various financial indices. Derivative financial instruments can be exchange-traded or contracted in the over-the-counter market and include swaps, futures, forwards and options contracts.

All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered into the Company designates the derivative as
(1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (2) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, or a foreign-currency-denominated asset, liability or forecasted transaction (foreign currency hedge). The accounting for changes in fair value of a derivative depends on its intended use and designation. For a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item. For a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. For a foreign currency hedge, the gain or loss is reported in other comprehensive income as part of the foreign currency translation adjustment. The accounting for a fair value hedge described above applies to a derivative designated as a hedge of the foreign currency exposure of an unrecognized firm commitment or an available-for-sale security. Similarly, the accounting for a cash flow hedge described above applies to a derivative designated as a hedge of the foreign currency exposure of a foreign-currency-denominated forecasted transaction. For all other derivatives not designated as hedging instruments, the gain or loss is recognized in earnings in the period of change.

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

If futures meet hedge accounting criteria, changes in their fair value are reported in current earnings or other comprehensive income depending on the hedge type as described above for qualifying fair value or cash flow hedges. Futures that do not qualify as hedges are carried at fair value with changes in value reported in current period earnings. The notional and fair value of futures contracts was $62.2 million and $ (.1) million at March 31, 2001, respectively. The notional and fair value of futures contracts was $3.6 million and $.1 million at December 31, 2000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is filing this form with reduced disclosure.

1.       Analysis of Financial Condition

Total assets for the Company decreased $133.7 million during the first three months of 2001, the majority of which relates to a $165.8 million decrease in Separate Accounts primarily from stock market declines. Excluding the Separate Accounts, total assets increased by $32.1 million primarily due to fixed maturity appreciation resulting from declining interest rates and from positive cash inflows. The Company reclassified held-to-maturity fixed maturities, amounting to $7.5 million at January 1, 2001 to the available-for-sale category.

Total liabilities for the Company decreased $141.9 million during the first three months of 2001 from $2,445.0 million to $2,303.1 million. Corresponding with the asset change, Separate Account liabilities decreased by $165.8 million due to net investment losses of $149.5 million, expense disbursements of $12.3 million, and negative net contributions (contributions less surrenders and withdrawals) of $4.0 million. Net Separate Account contributions in first quarter 2000 were a positive $56.0 million. The current year decline in net contributions reflects activity related to the Discovery Select exchange program, which was terminated in May 2000.

Policyholder Account balances increased $7.2 million mainly from interest credited as net sales were relatively flat. Taxes payable increased $4.2 million due to first quarter current and deferred tax expense. Other liabilities increased $4.3 million due to an increase in payables for securities purchased and securities lending liabilities increased $7.5 million.

2.       Results of Operations

Net Income
Net income for the three months ended March 31, 2001 was $4.3 million, an increase of $.6 million from the first quarter of 2000. The main driver in the rise in net income was an increase from the prior year in realized gains of $2.3 million from the sale of fixed maturities in 2001 in a declining interest rate environment. Somewhat offsetting this increase, was a decline in net asset management fee income of $1.4 million ($1.9 million in revenues less $.5 million of expenses) as the Company ceased receiving fee income or paying asset management fee expenses related to the Pru Series Fund (PSF) as of January 1, 2001, as described in the Notes to Financial Statements.

Revenues
Revenues decreased by $1.0 million from the prior year comparable period. Policy charges and fee income decreased by $3.3 million primarily driven by a decrease in charges for assuming mortality & expense risks due to the decline in Separate Account liabilities as a result of declining markets during the first quarter of 2001. Premiums increased $1.4 due to higher term insurance and extended term premiums. The discontinuance of PSF asset management fees reduced revenues by $1.9 million which was offset by capital gain increases of $2.3 million, as discussed above.

Benefits and Expenses
Total benefits and expenses decreased by $1.7 million. General, administrative and other expenses decreased by $2.5 million from the prior year. This variance relates to the decrease in distribution expenses resulting from decreases in sales and assets that drive the calculation of the transfer pricing fee and a change to market based pricing as of April 1, 2000. Fees paid to PGAM to manage the PSF decreased by $.5 million. Interest credited increased by $.7 million due to higher general account liabilities and higher new money crediting rates.

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

The Company had $2.7 billion of assets at March 31, 2001 compared to $2.8 billion at December 31, 2000, of which $1.6 billion and $1.8 billion were held in Separate Accounts at March 31, 2001 and December 31, 2000, respectively, under variable life insurance policies and variable annuity contracts. The remaining assets consisted primarily of investments and deferred policy acquisition costs.

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

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  (Registrant)




Signature                      Title                                Date
---------                      -----                                ----



                               President and Director               May 14, 2001
--------------------------
Esther H. Milnes




                               Principal Financial Officer and      May 14, 2001
--------------------------     Chief Accounting Officer
William J. Eckert, IV