Form 10-Q
period 2001-06-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2001-08-14
CIK 1038509

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-   ACT OF 1934 [FEE REQUIRED]

                  For the quarterly period ended June 30, 2001

                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission file number 333-18053

                          PRUCO LIFE INSURANCE COMPANY
                                  OF NEW JERSEY

             (Exact name of Registrant as specified in its charter)

         New Jersey                                      22-2426091
------------------------------                --------------------------------
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 14, 2001. Common stock, par value of $5 per share:
                           400,000 shares outstanding

      Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and is therefore filing this Form with the reduced disclosure format.

================================================================================

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY


                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------


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

                         PART I - Financial Information
                         ------------------------------

         Item 1.  (Unaudited) Financial Statements

                           Statements of Financial Position
                           As of June 30, 2001 and December 31, 2000                                        3

                           Statements of Operations and Comprehensive Income                                4
                           Three and  Six months ended June 30, 2001 and 2000

                           Statements of Changes in Stockholder's Equity
                           Periods ended June 30, 2001 and December 31, 2000 and 1999                       5

                           Statements of Cash Flows
                           Six months ended June 30, 2001 and 2000                                          6

                  Notes to Financial Statements                                                             7

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations     9


                           PART II - Other Information
                           ---------------------------

         Item 6.  Exhibits and Reports on Form 8-K                                                         11

         Signature Page                                                                                    12

Pruco Life Insurance Company of New Jersey


Statements of Financial Position
As of June 30, 2001 and December 31, 2000(In Thousands)
------------------------------------------------------------------------------------------------------------------------------------


                                                                              (Unaudited)
                                                                               June 30,            December
                                                                                 2001              31, 2000
                                                                             -----------          ----------

ASSETS
Fixed maturities
   Available for sale, at fair value (amortized cost, 2001: $664,105;        $   668,268          $  612,851
   and 2000$ $614,858)
   Held to maturity, at amortized cost (fair value, 2000: $7,259)                      -               7,470
Policy loans                                                                     156,103             152,111
Short-term investments                                                             5,227              28,759
Other long-term investments                                                        3,134               3,577
                                                                             -----------         -----------
        Total investments                                                        832,732             804,768
Cash and cash equivalents                                                         89,652              65,237
Deferred policy acquisition costs                                                118,051             116,653
Accrued investment income                                                         12,480              13,781
Receivables from affiliate                                                        16,312              22,265
Other assets                                                                       7,252                 292
Separate Account assets                                                        1,717,751           1,805,584
                                                                             -----------         -----------
TOTAL ASSETS                                                                 $ 2,794,230         $ 2,828,580
                                                                             ===========         ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                               $  444,896          $  434,442
Future policy benefits and other policyholder liabilities                        112,287             108,218
Cash collateral for loaned securities                                             48,866              48,309
Securities sold under agreements to repurchase                                    14,193               9,754
Income taxes payable                                                              27,705              29,913
Other liabilities                                                                 33,661               8,793
Separate Account liabilities                                                   1,717,751           1,805,584
                                                                             -----------         -----------
Total liabilities                                                              2,399,359           2,445,013
                                                                             -----------         -----------
Contingencies - (See Footnote 2)
Stockholder's Equity
Common stock, $5 par value;
      400,000 shares, authorized;
      issued and outstanding at
      June 30, 2001 and December 31, 2000                                          2,000               2,000
Paid-in-capital                                                                  128,689             128,689
Retained earnings                                                                262,834             253,641
Accumulated other comprehensive income(loss)                                       1,348                (763)
                                                                             -----------         -----------
Total stockholder's equity                                                       394,871             383,567
                                                                             -----------         -----------
TOTAL LIABILITIES AND
    STOCKHOLDER'S EQUITY                                                     $ 2,794,230         $ 2,828,580
                                                                             ===========         ===========


                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Operations and Comprehensive Income (Unaudited)
Three and Six Months Ended June 30, 2001 and 2000 (In Thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                             Six months ended             Three months ended
                                                                 June 30,                       June 30,

                                                           2001            2000           2001          2000
                                                        ---------       ---------      ---------      ---------
   REVENUES

   Premiums                                             $   7,326       $   3,275      $   4,414      $   1,786
   Policy charges and fee income                           24,330          27,457         13,682         13,531
   Net investment income                                   27,943          27,074         13,890         13,358
   Realized investment gains(losses), net                     175          (1,549)          (805)          (238)
   Asset management fees                                      299           4,185            137          2,144
   Other income                                               210             104             17             58
                                                        ---------       ---------      ---------      ---------

   Total revenues                                          60,283          60,546         31,335         30,639
                                                        ---------       ---------      ---------      ---------

   BENEFITS AND EXPENSES

   Policyholders' benefits                                 17,164          14,412          9,437          6,692
   Interest credited to policyholders' account
   balances                                                10,344           9,521          5,199          5,111
   General, administrative and other expenses              19,628          21,643          9,949          9,483
                                                        ---------       ---------      ---------      ---------

   Total benefits and expenses                             47,136          45,576         24,585         21,286
                                                        ---------       ---------      ---------      ---------

   Income from operations before income taxes              13,147          14,970          6,750          9,353
                                                        ---------       ---------      ---------      ---------

   Income tax provision                                     3,954           5,240          1,840          3,274
                                                        ---------       ---------      ---------      ---------

   NET INCOME                                               9,193           9,730          4,910          6,079
                                                        ---------       ---------      ---------      ---------

   Net unrealized investment gains(losses) on
   securities, net of reclassification adjustment
   and taxes                                                2,111             604         (1,773)          (189)
                                                        ---------       ---------      ---------      ---------
   TOTAL COMPREHENSIVE INCOME                           $  11,304       $  10,334      $   3,137      $   5,890
                                                        =========       =========      =========      =========


                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey


Statements of Changes in Stockholder's Equity (Unaudited)
Periods ended June 30, 2001 and December 31, 2000 and 1999(In Thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                   Accumulated
                                                                                      other          Total
                                        Common       Paid - in -     Retained     comprehensive  stockholder's
                                        stock          capital       earnings     income (loss)      equity
                                       --------------------------------------------------------------------------

Balance, January 1, 1999               $  2,000      $ 125,000      $ 217,260      $   1,593      $ 345,853

   Net income                                 -              -         12,797              -         12,797
   Change in net unrealized
   investment losses, net of
   net of reclassification
   and taxes                                  -              -              -         (7,681)        (7,681)
                                       --------      ---------      ---------      ---------      ---------
Balance, December 31, 1999             $  2,000      $ 125,000      $ 230,057         (6,088)     $ 350,969

   Contribution                               -          3,689              -              -          3,689
   Net income                                 -              -         23,584              -         23,584
   Change in net unrealized
   investment losses, net of
   reclassification and taxes                 -              -              -          5,325          5,325
                                       --------      ---------      ---------      ---------      ---------
Balance, December 31, 2000             $  2,000      $ 128,689      $ 253,641      $    (763)     $ 383,567
   Net income                                 -              -          9,193              -          9,193
   Change in net unrealized
   investment gains, net of
   reclassification and taxes                 -              -              -          2,111          2,111
                                       --------      ---------      ---------      ---------      ---------
Balance, June 30, 2001                 $  2,000      $ 128,689      $ 262,834      $   1,348      $ 394,871
                                       ========      =========      =========      =========      =========




                     See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2001 and 2000 (In Thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                      Six months ended,
                                                                          June 30,

                                                                    2001             2000
                                                                  ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $  9,193        $  9,730
   Adjustments to reconcile net income to net cash (used in)
   provided by
      Operating activities:
      Policy charges and fee income                                  (5,634)         (4,948)
      Interest credited to policyholders' account balances           10,344           9,521
      Realized investment (gains)losses, net                           (175)          1,549
      Amortization and other non-cash items                          (8,173)          1,059
      Change in:
        Future policy benefits and other policyholders'               4,069           1,781
        liabilities
        Accrued investment income                                     1,301             537
        Policy loans                                                 (3,992)         (3,365)
        Receivables from affiliates                                   5,953          (1,659)
        Deferred policy acquisition costs                            (1,398)          2,318
        Income taxes payable                                         (2,208)           (729)
        Other, net                                                   17,907           1,376
                                                                  ---------        --------
Cash Flows From Operating Activities                                 27,187          17,170
                                                                  ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale/maturity of:
      Fixed maturities available for sale                           420,381         237,982
   Payments for the purchase of:
      Fixed maturities available for sale                          (461,889)       (241,776)
   Cash collateral for loaned securities, net                           557          21,448
   Securities sold under agreements to repurchase, net                4,439          14,198
   Other long-term investments                                          350          (1,508)
   Short term investments, net                                       23,532         (10,129)
                                                                  ---------        --------
Cash Flows (Used in) From Investing Activities                      (12,630)         20,215
                                                                  ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Policyholders' account balances:
      Deposits                                                       45,437         109,057
      Withdrawals                                                   (35,579)       (104,420)
                                                                  ---------        --------
Cash Flows From Financing Activities                                  9,858           4,637
                                                                  ---------        --------
Net increase in Cash and cash equivalents                            24,415          42,022
Cash and cash equivalents, beginning of year                         65,237          27,590
                                                                  ---------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  89,652        $ 69,612
                                                                  =========        ========



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

As of June 30, 2001, Prudential and/or the Company remained a party to approximately 50 individual sales practices actions filed by policyholders who "opted out" of the class action settlement relating to permanent life insurance policies issued in the United States between 1982 and 1995. In addition, there were 40 sales practices actions pending that were filed by policyholders who were members of the class and who failed to "opt out" of the class action settlement. Prudential and the Company believe that those actions are governed by the class settlement release and expect them to be enjoined and/or dismissed. Additional suits may be filed by class members who "opted out" of the class settlements or who failed to "opt out" but nevertheless seek to proceed against Prudential and/or the Company. A number of the plaintiffs in these cases seek large and/or indeterminate amounts, including punitive or exemplary damages. Some of these actions are brought on behalf of multiple plaintiffs. It is possible that substantial punitive damages might be awarded in any of these actions and particularly in an action involving multiple plaintiffs.

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

Corporate Owned Life Insurance
The Company has sold a Corporate Owned Life Insurance ("COLI") policy to Prudential. The cash surrender value included in Separate Accounts was $174.9 million and $182.4 million at June 30, 2001 and December 31, 2000, respectively.

Reinsurance
The Company currently has a reinsurance agreement in place with Prudential ("the reinsurer"). The reinsurance agreement is a yearly renewable term agreement in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. These agreements had no material effect on net income for the periods ended June 30, 2001 and 2000.

Debt Agreements
In July 1998, the Company established a revolving line of credit facility with Prudential Funding LLC, a wholly-owned subsidiary of Prudential. There is no outstanding debt relating to this credit facility as of June 30, 2001 or December 31, 2000.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125". The Company has adopted the provisions of SFAS No. 140 relating to transfers and extinguishments of liabilities which are effective for periods occurring after March 31, 2001. The adoption did not have an effect on the results of operations of the Company. The Company has also adopted in these financial statements disclosures about collateral and for recognition and reclassification of collateral required under the statement for fiscal years ending after December 15, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is filing this form with reduced disclosure.

1. Analysis of Financial Condition

Total assets of the Company decreased $34.4 million during the first six months of 2001, the majority of which relates to a $87.8 million decrease in Separate Accounts primarily from stock market declines. Excluding the Separate Accounts, total assets increased by $53.4 million primarily from fixed maturity appreciation resulting from declining interest rates and from positive cash inflows. The Company reclassified held-to-maturity fixed maturities, amounting to $7.5 million at January 1, 2001, to the available-for-sale category.

Total liabilities of the Company decreased $45.6 million during the first six months of 2001 from $2,445 million to $2,399.4 million. Corresponding with the asset change, Separate Account liabilities decreased by $87.8 million due to net investment losses of $75.9 million, expense and other disbursements of $23.4 million, and net contributions (contributions less surrenders and withdrawals) of $11.5 million. Net Separate Account contributions in 2000 were $69.0 million. The current year decline in net contributions reflects activity related to the Discovery Select exchange program, which was terminated in May 2000.

Policyholder Account balances increased $10.5 million mainly from interest credited as net sales were relatively flat. Future policy benefits increased $4.1 million as a result of increases to reserves for term and extended term insurance. Other liabilities increased $24.9 million due to an increase in payables for securities purchased.

2. Results of Operations

Net Income for the six months ended June 30, 2001 and June 30, 2000
-------------------------------------------------------------------

Net income
Net income for the six months ended June 30, 2001 was $9.2 million, a decrease of $.5 million from the first six months of 2000. The main driver of the decrease in net income was a decline in net asset management fee income of $2.4 million ($3.9 million in revenues less $1.5 million of expenses) as the Company ceased receiving fee income or paying asset management fee expenses related to the Pru Series Fund ("PSF") as of January 1, 2001, as described in the Notes to Financial Statements. Partially offsetting this is an increase from the prior year in realized gains of $1.7 million from the sale of fixed maturities net of permanent impairment writedowns.

Revenues
Revenues decreased by $.3 million from the prior year comparable period. The elimination of PSF asset management fees reduced revenues by $3.9 million. Policy charges and fee income decreased by $3.1 million primarily driven by a decrease in mortality and expense charges as a result of the decline in Separate Account liabilities. Premiums increased $4.1 due to higher term insurance and extended term premiums. Realized investment gains increased $1.7 million primarily resulting from an increase in gains on sale of $6.3 million from selling in a declining interest rate environment during 2001. This was partially offset by increased permanent impairment writedowns of $2.7 million, and lower derivative gains of $1.9 million. Net investment income increased $.9 million mainly as a result of increased income from fixed maturities as the portfolio balance increased from $595 million at June 30, 2000 to $668 million at June 30, 2001.

Benefits and Expenses
Total benefits and expenses increased by $1.6 million. Policyholder benefits increased $2.8 million due to increased reserve provisions for term and extended term premiums. Interest credited increased by $.8 million due to higher general account liabilities. General, administrative and other expenses decreased by $2.0 million from the prior year. Commission and distribution expenses, net of capitalization, decreased $1.9 million as a result of a change to market based pricing as of April 1, 2000. In addition, the elimination of PGAM asset management expenses caused a decrease of $1.5 million. These decreases were partially offset by higher allocated charges for salary, consulting, and data processing costs due to new product sales.

Net Income for the three months ended June 30, 2001 and June 30, 2000
---------------------------------------------------------------------

Net income
Net income declined $1.2 million from the prior year comparable quarter. The majority of this decrease resulted from the elimination of PSF net asset management fee revenue which was $1.4 million ($2.0 million in revenues less $.6 million of expenses) in second quarter 2000.

Revenues
Revenues are higher than the prior year quarter by $.7 million. Premiums increased $2.6 million from higher term insurance and extended term premiums. The elimination of PSF asset management fees decreased revenue by $ 2 million when compared to the prior year.

Benefits and Expenses
Policyholder benefits are higher by $2.7 million related to reserve increases for increased term and extended term premiums, as noted above. General, administrative, and other expenses increased $.5 million resulting from higher allocated charges for salary, consulting, and data processing costs due to new product sales, partially offset by the elimination of the PGAM asset management expense of $.6 million.

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

The Company had $2.8 billion of assets at June 30, 2001 and December 31, 2000, of which $1.7 billion and $1.8 billion were held in Separate Accounts at June 30, 2001 and December 31, 2000, respectively, under variable life insurance policies and variable annuity contracts. The remaining assets consisted primarily of investments and deferred policy acquisition costs.

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

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  (Registrant)





Signature                  Title                                 Date
---------                  -----                                 ----




_______________________    Senior Vice President and Director    August 14, 2001
Esther H. Milnes


_______________________    Principal Financial Officer           August 14, 2001
William J. Eckert, IV      and Chief Accounting Officer