Form 10-Q
period 2001-09-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2001-11-14
CIK 1038509

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---       EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the quarterly period ended September 30, 2001

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission file number 333-18053

                          PRUCO LIFE INSURANCE COMPANY
                                  OF NEW JERSEY

             (Exact name of Registrant as specified in its charter)


                New Jersey                             22-2426091
--------------------------------------------  ---------------------------------
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

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 14, 2001. Common stock, par value of $5 per share: 400,000 shares outstanding

 Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and is therefore filing this Form with the reduced disclosure format.

===============================================================================

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY


                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page No.
                                                                            --------
Cover Page                                                                    --

Index                                                                          2

                         PART I - Financial Information

Item 1.  (Unaudited) Financial Statements

            Statements of Financial Position
            As of September 30, 2001 and December 31, 2000                     3

            Statements of Operations and Comprehensive Income
            Nine and  Three months ended September 30, 2001 and 2000           4

            Statements of Changes in Stockholder's Equity
            Periods ended September 30, 2001 and December 31, 2000 and 1999    5

            Statements of Cash Flows
            Nine months ended  September 30, 2001 and 2000                     6

         Notes to Financial Statements                                         7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 9


                           PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                     11

Signature Page                                                                12

Pruco Life Insurance Company of New Jersey

Statements of Financial Position
As of September 30, 2001 and December 31, 2000 (In Thousands)
-------------------------------------------------------------------------------

                                                                                              (Unaudited)
                                                                                              September 30,       December 31,
                                                                                                  2001               2000
                                                                                              -------------      -------------
ASSETS
Fixed maturities
   Available for sale, at fair value (amortized cost, 2001: $653,444; and 2000: $614,858)       $  670,103         $  612,851
   Held to maturity, at amortized cost (fair value, 2000: $7,259)                                                       7,470
Policy loans                                                                                       157,604            152,111
Short-term investments                                                                              12,080             28,759
Other long-term investments                                                                          4,000              3,577
                                                                                               -----------        -----------
        Total investments                                                                          843,787            804,768
Cash and cash equivalents                                                                           82,774             65,237
Deferred policy acquisition costs                                                                  111,559            116,653
Accrued investment income                                                                           14,483             13,781
Receivables from affiliate                                                                          17,985             22,265
Other assets                                                                                         2,684                292
Separate Account assets                                                                          1,505,924          1,805,584
                                                                                               -----------        -----------
TOTAL ASSETS                                                                                   $ 2,579,196        $ 2,828,580
                                                                                               ===========        ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                                                $   446,413        $   434,442
Future policy benefits and other policyholder liabilities                                          115,334            108,218
Cash collateral for loaned securities                                                               43,552             48,309
Securities sold under agreements to repurchase                                                      19,685              9,754
Income taxes payable                                                                                30,783             29,913
Other liabilities                                                                                   16,174              8,793
Separate Account liabilities                                                                     1,505,924          1,805,584
                                                                                               -----------        -----------
Total liabilities                                                                              $ 2,177,865        $ 2,445,013
                                                                                               -----------        -----------
Contingencies - (See Footnote 2)
Stockholder's Equity
Common stock, $5 par value;
      400,000 shares, authorized;
      issued and outstanding at
      September 30, 2001 and December 31, 2000                                                       2,000              2,000
Paid-in-capital                                                                                    128,689            128,689
Retained earnings                                                                                  264,620            253,641
Accumulated other comprehensive income (loss)                                                        6,022               (763)
                                                                                               -----------        -----------
Total stockholder's equity                                                                         401,331            383,567
                                                                                               -----------        -----------
TOTAL LIABILITIES AND
    STOCKHOLDER'S EQUITY                                                                       $ 2,579,196        $ 2,828,580
                                                                                               ===========        ===========




                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Operations and Comprehensive Income (Unaudited)
Nine and Three Months Ended September 30, 2001 and 2000 (In Thousands)
-------------------------------------------------------------------------------

                                                            Nine months ended                Three months ended
                                                              September 30,                     September 30,

                                                         2001               2000             2001             2000
                                                       --------          --------          --------         --------
REVENUES

Premiums                                               $ 10,477          $  4,284          $  3,151         $  1,009
Policy charges and fee income                            37,076            41,373            12,746           13,916
Net investment income                                    42,731            40,116            14,788           13,042
Realized investment (losses) gains, net                  (6,486)             (493)           (6,661)           1,056
Asset management fees                                       472             6,416               173            2,231
Other income                                                538               156               328               52
                                                       --------          --------          --------         --------

Total revenues                                           84,808            91,852            24,525           31,306
                                                       --------          --------          --------         --------

BENEFITS AND EXPENSES

Policyholders' benefits                                  23,402            21,699             6,238            7,287
Interest credited to policyholders' account
balances                                                 15,524            14,009             5,180            4,488
General, administrative and other expenses               30,505            29,806            10,877            8,163
                                                       --------          --------          --------         --------

Total benefits and expenses                              69,431            65,514            22,295           19,938
                                                       --------          --------          --------         --------

Income from operations before income taxes               15,377            26,338             2,230           11,368
                                                       --------          --------          --------         --------

Income tax provision                                      4,398             9,219               444            3,979
                                                       --------          --------          --------         --------

NET INCOME                                             $ 10,979          $ 17,119          $  1,786         $  7,389
                                                       --------          --------          --------         --------

Net unrealized investment gains on securities,
net of reclassification adjustment and taxes              6,785             3,185             4,674            2,581
                                                       --------          --------          --------         --------

TOTAL COMPREHENSIVE INCOME                             $ 17,764          $ 20,304          $  6,460         $  9,970
                                                       ========          ========          ========         ========











                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Changes in Stockholder's Equity (Unaudited)
Periods ended September 30, 2001 and December 31, 2000 and 1999(In Thousands)
-------------------------------------------------------------------------------

                                                                                           Accumulated
                                                                                              other              Total
                                       Common           Paid-in-          Retained        comprehensive       stockholder's
                                        stock            capital          earnings        income (loss)          equity
                                      ---------         ---------         ---------       -------------       -------------
Balance, January 1, 1999              $   2,000         $ 125,000         $ 217,260         $   1,593          $ 345,853

   Net income                              --                --              12,797              --               12,797
   Change in net unrealized
   investment losses, net of
   reclassification and taxes              --                --                --              (7,681)            (7,681)
                                      ---------         ---------         ---------         ---------          ---------
Balance, December 31, 1999            $   2,000         $ 125,000         $ 230,057         $  (6,088)         $ 350,969

   Contribution                            --               3,689              --                --                3,689
   Net income                              --                --              23,584              --               23,584
   Change in net unrealized
   investment losses, net of
   reclassification and taxes              --                --                --               5,325              5,325
                                      ---------         ---------         ---------         ---------          ---------
Balance, December 31, 2000            $   2,000         $ 128,689         $ 253,641         $    (763)         $ 383,567

   Net income                              --                --              10,979                               10,979
   Change in net unrealized
   investment gains, net of
   reclassification and taxes              --                --                --               6,785              6,785
                                      ---------         ---------         ---------         ---------          ---------
Balance, September 30, 2001           $   2,000         $ 128,689         $ 264,620         $   6,022          $ 401,331
                                      =========         =========         =========         =========          =========












                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2001 and 2000 (In Thousands)
-------------------------------------------------------------------------------

                                                                                     Nine months ended,
                                                                                        September 30,

                                                                                 2001                  2000
                                                                               ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $  10,979             $  17,119
   Adjustments to reconcile net income to net cash (used in) provided by
      Operating activities:
      Policy charges and fee income                                               (7,442)               (7,432)
      Interest credited to policyholders' account balances                        15,524                14,009
      Realized investment losses, net                                              6,486                   493
      Amortization and other non-cash items                                      (15,305)               (3,944)
      Change in:
        Future policy benefits and other policyholders' liabilities                7,116                 3,125
        Accrued investment income                                                   (702)               (2,035)
        Policy loans                                                              (5,493)               (6,176)
        Receivables from affiliates                                                4,280                (4,113)
        Deferred policy acquisition costs                                          5,094                 6,923
        Income taxes payable                                                         870                 4,700
        Other, net                                                                 4,990                 5,896
                                                                               ---------             ---------
Cash Flows From Operating Activities                                              26,397                28,565
                                                                               ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale/maturity of:
      Fixed maturities available for sale                                        533,252               357,461
   Payments for the purchase of:
      Fixed maturities available for sale                                       (569,062)             (389,715)
   Cash collateral for loaned securities, net                                     (4,757)               27,976
   Securities sold under agreements to repurchase, net                             9,931                16,773
   Other long-term investments                                                      (423)               (1,523)
   Short term investments, net                                                    16,679                (1,304)
                                                                               ---------             ---------
Cash Flows (Used in) From Investing Activities                                   (14,380)                9,668
                                                                               ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Policyholders' account balances:
      Deposits                                                                    60,975               142,756
      Withdrawals                                                                (55,455)             (134,946)
                                                                               ---------             ---------
Cash Flows From Financing Activities                                               5,520                 7,810
                                                                               ---------             ---------
Net increase in Cash and cash equivalents                                         17,537                46,043
Cash and cash equivalents, beginning of year                                      65,237                27,590
                                                                               ---------             ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $  82,774             $  73,633
                                                                               =========             =========




                       See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
(Unaudited)
-------------------------------------------------------------------------------

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

2.   CONTINGENCIES AND LITIGATION

Prudential and the Company are subject to legal and regulatory actions in the ordinary course of our businesses, including class actions. Pending legal and regulatory actions include proceedings relating to aspects of our businesses and operations that are specific to the Company and Prudential and that are typical of the businesses in which the Company and Prudential operate. Some of these proceedings have been brought on behalf of various alleged classes of complaints. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

Beginning in 1995, regulatory authorities and customers brought significant regulatory actions and civil litigation against the Company and Prudential involving individual life insurance sales practices. In 1996, Prudential, on behalf of itself and many of its life insurance subsidiaries including the Company entered into settlement agreements with relevant insurance regulatory authorities and plaintiffs in the principal life insurance sales practices class action lawsuit covering policyholders of individual permanent life insurance policies issued in the United States from 1982 to 1995. Pursuant to the settlements, the companies agreed to various changes to their sales and business practices controls, to a series of fines, and to provide specific forms of relief to eligible class members. Virtually all claims by class members filed in connection with the settlements have been resolved and virtually all aspects of the remediation program have been satisfied. While the approval of the class action settlement is now final, Prudential and the Company remain subject to oversight and review by insurance regulators and other regulatory authorities with respect to its sales practices and the conduct of the remediation program. The U.S. District Court has also retained jurisdiction as to all matters relating to the administration, consummation, enforcement and interpretation of the settlements. As of June 30, 2001, virtually all aspects of the settlement have been satisfied.

As of September 30, 2001, Prudential and/or the Company remained a party to approximately 44 individual sales practices actions filed by policyholders who "opted out" of the class action settlement relating to permanent life insurance policies issued in the United States between 1982 and 1995. In addition, there were 36 sales practices actions pending that were filed by policyholders who were members of the class and who failed to "opt out" of the class action settlement. Prudential and the Company believe that those actions are governed by the class settlement release and expect them to be enjoined and/or dismissed. Additional suits may be filed by class members who "opted out" of the class settlements or who failed to "opt out" but nevertheless seek to proceed against Prudential and/or the Company. A number of the plaintiffs in these cases seek large and/or indeterminate amounts, including punitive or exemplary damages. Some of these actions are brought on behalf of multiple plaintiffs. It is possible that substantial punitive damages might be awarded in any of these actions and particularly in an action involving multiple plaintiffs.

Prudential has indemnified the Company for any liabilities incurred in connection with sales practices litigation covering policyholders of individual permanent life insurance policies issued in the United States from 1982 to 1995.

On August 13, 2000, plaintiffs filed a purported national class action against us in the District Court of Valencia County, New Mexico, Azar, et al. v. Prudential, based upon the alleged failure to adequately disclose the increased costs associated with payment of life insurance premiums on a "modal" basis, i.e., more frequently than once a year. Similar actions have been filed in New Mexico against over a dozen other insurance companies. The complaint includes allegations that we should have disclosed to each policyholder who paid for coverage on a modal basis the dollar cost difference between the modal premium and the annual premium required for the policy, as well as the effective annual percentage rate of interest of such difference. Based on these allegations, plaintiffs assert statutory claims including violation of the New Mexico Unfair Practices Act, and common law claims for breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, unjust enrichment and fraudulent concealment. The complaint seeks injunctive relief, compensatory and punitive damages, both in unspecified amounts, restitution, treble damages, pre-judgment interest, costs and attorneys' fees. We filed an answer denying the claims. Thereafter, both we and the plaintiffs filed separate motions for summary judgment. On March 9, 2001, the court entered an order granting summary judgment to plaintiffs as to liability, permitting us to appeal the order and staying the case pending completion of the appeal proceeding. The appeals court has agreed to hear the appeal and the briefing has been completed.

The balance of the Company's litigation is subject to many uncertainties, and given the complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters should not have a material adverse effect on the Company's financial position.

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

Corporate Owned Life Insurance
The Company has sold a Corporate Owned Life Insurance ("COLI") policy to Prudential. The cash surrender value included in Separate Accounts was $145.7 million and $182.4 million at September 30, 2001 and December 31, 2000, respectively.

Reinsurance
The Company currently has a reinsurance agreement in place with Prudential ("the reinsurer"). The reinsurance agreement is a yearly renewable term agreement in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. These agreements had no material effect on net income for the periods ended September 30, 2001 and 2000.

Debt Agreements
In July 1998, the Company established a revolving line of credit facility with Prudential Funding LLC, a wholly-owned subsidiary of Prudential. There is no outstanding debt relating to this credit facility as of September 30, 2001 or December 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is filing this form with reduced disclosure.

1.   Analysis of Financial Condition

Total assets of the Company decreased $249 million during the first nine months of 2001, the majority of which relates to a $300 million decrease in Separate Accounts primarily from stock market declines. Fixed maturities increased by $50 million primarily from fixed maturity appreciation resulting from declining interest rates and from positive cash inflows. The Company reclassified held-to-maturity fixed maturities, amounting to $7.5 million at January 1, 2001, to the available-for-sale category.

Total liabilities of the Company decreased $267 million during the first nine months of 2001 from $2,445 million to $2,178 million. Corresponding with the asset change, Separate Account liabilities decreased by $300 million due to net investment losses of $281 million, expense and other disbursements of $37 million, and net contributions (contributions less surrenders and withdrawals) of $18 million. Net Separate Account contributions in 2000 were $83 million. The current year decline in net contributions reflects activity related to the Discovery Select exchange program, which was terminated in May 2000.

Policyholder Account balances increased $12 million mainly from interest credited as net sales were relatively flat. Future policy benefits increased $7 million as a result of increases to reserves for term and extended term insurance. Securities lending liabilities increased $5 million. Other liabilities increased $7 million due to an increase in payables for securities purchased.

2.   Results of Operations

Net Income for the nine months ended September 30, 2001 and September 30, 2000
------------------------------------------------------------------------------

Net income
Net income after taxes for the nine months ended September 30, 2001 was $11.0 million, a decrease of $6.1 million from the first nine months of 2000. Income before taxes declined by $11.0 million mainly as a result of increased other than temporary impairment writedowns on fixed maturities of $7.0 million. In addition, net asset management fee income declined $3.5 million ($5.9 million in revenues less $2.4 million of expenses) as the Company ceased receiving fee income or paying asset management fee expenses related to the Pru Series Fund ("PSF") as of January 1, 2001, as described in the Notes to Financial Statements. Tax expense, and the effective tax rate, for the current year are lower than the prior year due to reduced income from operations before income taxes and benefits from nontaxable investment income.

Revenues
Revenues decreased by $7 million from the prior year comparable period. Realized investment losses increased by $6.0 million as increased impairment writedowns and lower derivative gains were partially offset by higher gains on sales of fixed maturities. The elimination of PSF asset management fees reduced revenues by $5.9 million. Policy charges and fee income decreased by $4.3 million primarily driven by a decrease in mortality and expense charges as a result of the decline in Separate Account liabilities due to unfavorable market returns. Premiums increased $6.2 million from higher term insurance and extended term premiums. Net investment income increased $2.6 million mainly as a result of increased income from fixed maturities as the portfolio balance increased from $631 million at September 30, 2000 to $670 million at September 30, 2001.

Benefits and Expenses
Total benefits and expenses increased by $3.9 million. Policyholder benefits increased $1.7 million due to increased reserve provisions for term and extended term premiums and higher surrender benefits for reduced paid up insurance policies. Interest credited increased by $1.5 million due to higher general account liabilities. General, administrative and other expenses increased by $.7 million from the prior year. DAC amortization increased by $5.1 million driven by lower projected future gross profits from continued market declines. Commission and distribution expenses, net of capitalization, decreased $1.6 million as a result of a change to market based pricing as of April 1, 2000. In addition, the elimination of asset management expenses resulted in a decrease of $2.4 million.

Net Income for the three months ended September 30, 2001 and September 30, 2000
-------------------------------------------------------------------------------

Net income
Net income declined $5.6 million from the prior year comparable quarter. The majority of this decrease is the result of increased realized investment losses of $7.7 million from writedowns for impairments of fixed maturities and losses on derivative instruments. An increase in profits from term insurance products launched in late 2000 partially offset the decline. Tax expense, and the effective tax rate, for the current year are lower than the prior year due to reduced income from operations before income taxes and benefits from nontaxable investment income.

Revenues
Revenues are lower than the prior year quarter by $6.8 million. The largest factor was increased realized investment losses of $7.7 million from writedowns for permanent impairments of fixed maturities of $4.8 million and higher losses on derivative instruments of $2.9 million. The elimination of PSF asset management fees decreased revenue by $2.1 million when compared to the prior year. Policy charges and fee income decreased by $1.2 million as mortality and expense charges were lower as a result of the decline in Separate Account liabilities due to unfavorable market returns. Partially offsetting these declines was an increase in premiums of $2.1 million primarily from sales of term insurance. Net investment income grew by $1.7 million primarily from a rise in interest income on fixed maturities.

Benefits and Expenses
Policyholder benefits are lower by $1.0 million as reserves decreases due to surrenders of paid up policies more than offset increases for term insurance products. Interest credited is higher by $.7 million due to higher general account policyholder balances. General, administrative, and other expenses increased $2.7 million resulting from higher DAC amortization of $4.6 million driven by lower projected future gross profits from continued market declines. The elimination of the asset management decreased expenses by $1.0 million. Commissions and distribution expenses are lower than the prior year as a result of higher capitalization based on new sales.

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

The Company had $2.6 billion of assets at September 30, 2001 compared to $2.8 billion at December 31, 2000, of which $1.5 billion and $1.8 billion were held in Separate Accounts at September 30, 2001 and December 31, 2000, respectively, under variable life insurance policies and variable annuity contracts. The remaining assets consisted primarily of investments and deferred policy acquisition costs.

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

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  (Registrant)





Signature                   Title                            Date
---------                   -----                            ----



                            Executive Vice President         November 14, 2001
-----------------------
Andrew J.  Mako

                            Principal Financial Officer      November 14, 2001
-----------------------     and Chief Accounting Officer
William J. Eckert, IV