Form 10-K
period 2001-12-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2002-03-28
CIK 1038509

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-   OF 1934 [FEE REQUIRED]


                   For the fiscal year ended December 31, 2001

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

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 27, 2002. Common stock, par value of $5 per share: 400,000 shares outstanding

       Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (I) (1) (a) and (b) on Form 10-K and
        is therefore filing this Form with the reduced disclosure format.

================================================================================

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  (Registrant)

                                      INDEX


Page No.
--------
Cover Page                                                                                                  -

Index                                                                                                       2

PART I        Item 1.          Business                                                                     3

              Item 2.          Properties                                                                   3

              Item 3.          Legal Proceedings                                                            3

PART II       Item 5.          Market for Registrant's Common Equity and Related Stockholder Matters        5

              Item 7.          Management's Discussion and Analysis of Financial Position and Results of
                                  of Operations                                                             5

              Item 8.          Financial Statements and Supplementary Data                                 13

              Item 9.          Changes in and Disagreements with Independent Accountants on Accounting
                               and Financial Disclosure                                                    13

PART IV       Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K             14

Exhibit Index                                                                                              14

Signatures                                                                                                 16

Forward-Looking Statement Disclosure

Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in the Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "includes," "plans," "assumes," "estimates," "projects," or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company Of New Jersey ("the Company"). There can be no assurance that future developments affecting the Company will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation: general economic, market and political conditions, including the performance of financial markets, interest rate fluctuations and the continuing impact of the events of September 11; volatility in the securities markets; reestimates of our reserves for future policy benefits and claims; our exposure to contingent liabilities; catastrophe losses; investment losses and defaults; changes in our claims-paying or credit ratings; competition in our product lines and for personnel; fluctuations in foreign currency exchange rates and foreign securities markets; the impact of changing regulation or accounting practices; adverse litigation results; and changes in tax law. The Company does not intend, and is under no obligation to, update any particular forward-looking statement included in this document.

                                     PART 1

Item 1.  Business

Pruco Life Insurance Company of New Jersey ("the Company") is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. The Company is licensed to sell interest-sensitive individual life insurance and variable life insurance, term life insurance, and individual variable and fixed annuities ("the Contracts") only in the states of New Jersey and New York.

The Company is a wholly owned subsidiary of Pruco Life Insurance Company ("Pruco Life"), a stock life insurance company organized in 1971 under the laws of the state of Arizona. Pruco Life, in turn, is a wholly owned subsidiary of The Prudential Insurance Company of America ("Prudential"), an insurance company founded in 1875 under the laws of the state of New Jersey. On December 18, 2001 ("the date of demutualization") Prudential converted from a mutual life insurance company to a stock life insurance company and became an indirect wholly owned subsidiary of Prudential Financial, Inc. (the "Holding Company"). The demutualization was completed in accordance with Prudential's Plan of Reorganization, which was approved by the Commissioner of the New Jersey Department of Banking and Insurance in October 2001.

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products, and individual annuities.

Item 2.  Properties

Office space is provided by Prudential, as is described in the Notes to the Financial Statements.

Item 3.  Legal Proceedings

Prudential and the Company are subject to legal and regulatory actions in the ordinary course of their businesses, including class actions. Pending legal and regulatory actions include proceedings relating to aspects of the businesses and operations that are specific to the Company and Prudential and that are typical of the businesses in which the Company and Prudential operate. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

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

As of February 28, 2002, Prudential and/or the Company remained a party to approximately 44 individual sales practices actions filed by policyholders who "opted out" of the class action settlement relating to permanent life insurance policies issued in the United States between 1982 and 1995. In addition, there were 20 sales practices actions pending that were filed by policyholders who were members of the class and who failed to "opt out" of the class action settlement. Prudential and the Company believe that those actions are governed by the class settlement release, and expects them to be enjoined and/or dismissed. Additional suits may be filed by class members who "opted out" of the class settlements or who failed to "opt out", but nevertheless seek to proceed against Prudential and/or the Company. A number of the plaintiffs in these cases seek large and/or indeterminate amounts, including punitive or exemplary damages. Some of these actions are brought on behalf of multiple plaintiffs. It is possible that substantial punitive damages might be awarded in any of these actions and particularly in an action involving multiple plaintiffs.

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

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

The Company is a wholly owned subsidiary of Pruco Life. There is no public market for the Company's common stock.

Item 7. Management's Discussion and Analysis of Financial Position and Results of Operations.

The following analysis should be read in conjunction with the Notes to Financial Statements.

The Company markets individual life insurance, variable life insurance, term insurance, variable and fixed annuities through Prudential's sales force in New Jersey and New York. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressures as the legal barriers which have historically segregated the markets of the financial services industry have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels.

In accordance with a profit sharing agreement with Prudential that was in effect through December 31, 2000, the Company received fee income from policyholder account balances invested in the Prudential Series Funds ("PSF"). PSF are a portfolio of mutual fund investments related to the Company's Separate Account products. These revenues were recorded as "Asset management fees" in the Statements of Operations and Comprehensive Income. The Company was charged an asset management fee by Prudential Global Asset Management ("PGAM") and Jennison Associates LLC ("Jennison") for managing the PSF portfolio. These fees were a component of "general, administrative and other expenses."

On September 29, 2000, the Board of Directors for the Prudential Series Fund, Inc. ("PSFI") adopted resolutions to terminate the existing management agreement between PSFI and Prudential, and has appointed another subsidiary of Prudential as the fund manager for the PSF. The change was approved by the shareholders of PSFI during early 2001 and was effective as of January 1, 2001. Therefore as of January 1, 2001, the Company no longer receives fees associated with the PSF or incurs asset management expenses from PGAM and Jennison associated with the PSF. This transaction resulted in a decrease in net income from the prior year of $
4.7 million.

On December 28, 2001, the Company paid to its Parent an extraordinary dividend which was approved by the New Jersey Department of Banking and Insurance. The dividend was $186 million and was paid with cash of $26.5 million and fixed maturities of $159.5 million.

In connection with Prudential's demutualization, qualified annuity contract holders were given increases to their policy values in the form of policy credits. The policy credits of $10.3 million are reflected as a reduction of retained earnings.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews critical estimates and assumptions. If management determines, as a result of its consideration of facts and circumstances, that modifications in assumptions and estimates are appropriate, results of operations and financial position as reported in the Financial Statements may change significantly.

The following sections discuss accounting policies applied in preparing our financial statements that Management believes are most dependent on the application of estimates and assumptions.

Valuation of investments
The major portion of our investments are recorded at fair value in the statement of financial position. Fair values are based on quoted market prices or estimates from independent pricing services, when available. However, when such information is not available, for example, with respect to private placement fixed maturity securities, fair value is estimated, typically by using a discounted cash flow model, which considers current market credit spreads for publicly traded issues with similar terms by companies of comparable credit quality. Consequently, changes in estimated future cash flows or in our assessment of the issuer 's credit quality will result in changes in carrying value. For fixed maturities and equity securities classified as available for sale, the impact of such changes is recorded in "Accumulated other comprehensive income (loss)," a separate component of equity. However, the carrying value of these securities is written down to estimated fair value when a decline in value is considered to be other than temporary, and we record the corresponding impairment loss in "Realized investment losses, net," in the Statements of Operations and Comprehensive Income. The factors we consider to determine if an impairment loss is warranted are discussed more fully in Note 2 to the Financial Statements. The level of impairment losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve.

Policyholder liabilities and deferred policy acquisition costs
The liability for future policy benefits is primarily comprised of the present value of estimated future payments to holders of life insurance and annuity products where the timing and amount of payment depends on policyholder mortality surrender or retirement experience. For life insurance and annuity products, expected mortality is generally based on the Company 's historical experience or standard industry tables. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and interest rate assumptions are "locked-in" upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves.

Our liability for Unpaid claims and claim adjustment expenses includes estimates of claims that we believe have been incurred, but have not yet been reported ("IBNR"), as of the balance sheet date. These estimates, and estimates of the amounts of loss we will ultimately incur on reported claims, which are based in part on our historical experience, are regularly adjusted to reflect actual claims experience. When actual experience differs from our previous estimate, the resulting difference will be included in our reported results for the period of the change in estimate.

For most life insurance and annuity products that we sell, we defer costs that vary with and are related primarily to the production of new business to the extent these costs are deemed recoverable from future profits, and we record these costs as an asset known as deferred policy acquisition costs or "DAC" "in the statements of financial position. We amortize this DAC asset over the expected lives of the contracts, based on the level and timing of either estimated profits or premiums, depending on the type of contract. For products with amortization based on future premiums, the amortization rate is locked-in when the product is sold. However, for products with amortization based on estimated profits, the amortization rate is periodically updated to reflect current period experience or changes in assumptions that affect future profitability, such as lapse rates, investment returns, mortality experience, expense margins and surrender charges. These changes result in adjustments to DAC balances in the period that we change our assumptions as well as changes in prospective DAC amortization. For example, adverse market conditions in 2001 resulted in declines in the market values of assets supporting our variable life insurance and annuity products, which in turn resulted in lower expectations regarding our estimated future gross profits from fee-based income. As a result, we recorded a higher level of DAC amortization in 2001 for these products. DAC is also subject to periodic recoverability testing.

Reserves for contingencies, litigation and restructuring
A contingency is an existing condition that involves a degree of uncertainty that will ultimately be resolved upon the occurrence of future events. Under GAAP, reserves for contingencies are required to be established when the future event is probable and its impact can be reasonably estimated. An example is the establishment of a reserve for losses in connection with an unresolved legal matter. The initial reserve reflects management's best estimate of the probable cost of ultimate resolution of the matter and is revised accordingly as facts and circumstances change and, ultimately, when the matter is brought to closure. In situations in which the Company is to be indemnified by Prudential, as with the sales practices actions, a reserve for contingencies would not need to be established in the Company's financial statements.

Other significant estimates
In addition to the items discussed above, the application of GAAP requires management to make other estimates and assumptions. One example is the recognition of deferred tax assets, which depends on management's assumption that future earnings will be sufficient to realize the deferred benefit. This is discussed in Note 8 to the Financial Statements.

The Company's Changes in Financial Position and Results of Operations are described below.

Changes in Financial Position

2001 versus 2000

Total assets of the Company decreased $304 million during 2001, the majority of which relates to a $174 million decrease in Separate Accounts primarily from stock market declines, as described below. Fixed maturities decreased by $130 million primarily from an extraordinary dividend of $186 million paid to Pruco Life of Arizona in December 2001, of which $159.5 million was paid with fixed maturities. The Company reclassified held-to-maturity fixed maturities, amounting to $7.5 million at January 1, 2001, to the available-for-sale category.

Total liabilities of the Company decreased $127 million during the year from $2.445 billion to $2.318 billion. Corresponding with the asset change, Separate Account liabilities decreased by $174 million due to net investment losses of $146 million, expense and other disbursements of $47 million, partially offset by net contributions (contributions less surrenders and withdrawals) of $19 million. Net Separate Account contributions in 2000 were $95 million. The current year decline in net contributions reflects activity related to the Discovery Select exchange program, which was terminated in May 2000. This decrease was partially offset by an increase of $20 million in PruSelect III contributions.

Policyholder Account balances increased $23 million mainly from interest credited as net sales were relatively flat. Future policy benefits increased $11 million as a result of increases to reserves for term and extended term insurance. Other liabilities increased $11 million due to adjustments to Separate Account policy values in the form of policy credits, related to the demutualization.

2000 versus 1999

The Company's assets increased by $76 million from December 31, 1999 to December 31, 2000, mainly from an increase in investments and cash and cash equivalents. Liabilities increased $43 million from the prior year resulting from increases in securities lending activity, which also contributed to the asset increase. As of December 31, 2000 and December 31, 1999, $1.806 billion and $1.827 billion, respectively, of assets and liabilities were held in Separate accounts to support variable life insurance policies and variable annuity contracts.


Results of Operations

2001 versus 2000

Net Income
Net income after taxes for the year ended December 31, 2001 was $15.6 million, a decrease of $8.0 million from the year ended December 31, 2000. Realized investment losses increased $8.6 million mainly from recognized impairment writedowns on fixed maturities. In addition, net asset management fee income declined $4.7 million ($7.8 million in revenues less $3.1 million of expenses) as the Company ceased receiving fee income or paying asset management fee expenses related to the Pru Series Fund ("PSF") as of January 1, 2001, as described in the Notes to Financial Statements. Tax expense for the current year is lower than the prior year by $6.2 million due to reduced income from operations before income taxes and a refinement of the estimated benefits from nontaxable investment income.

Revenues
Revenues decreased by $9.5 million from the prior year comparable period. As mentioned above, realized investment losses increased by $8.6 million as writedowns for other than temporary impairments of fixed maturities grew $6.5 million, losses on the sale of Enron fixed maturities were $3.7 million, and derivative losses were $4.7 million higher than the prior year. Partially offsetting these losses were higher gains on sales of fixed maturities of $6.7 million as a result of selling in an environment of declining interest rates. The elimination of PSF asset management fees reduced revenues by $7.8 million. Policy charges and fee income, primarily consisting of expense, mortality, loading and other insurance charges assessed on policyholder account balances, decreased by $5.4 million primarily driven by a decrease in mortality and expense charges as a result of the decline in Separate Account liabilities due to unfavorable market returns. Partially offsetting these decreases was an increase in premiums of $10.6 million. Premiums increased from higher term insurance sales of the Term Essential and Term Elite products of $6.5 million as those products were not launched until late 2000, and an increase in premiums related to extended term policy conversions. As an option in the event of a lapse, individual variable life insurance policies provide policyholders with additional extended term or reduced paid-up life insurance based on the amount that can be purchased with the remaining cash value of the contract (if the policyholder does not elect to receive the remaining cash value as a cash distribution). The application of the remaining cash value to purchase such coverage is recorded as premium revenue in the Statement of Operations. Future policy benefit reserves are also increased by the amount of these premiums. Net investment income increased $1.5 million mainly as a result of increased income from fixed maturities as the average portfolio balance was higher in the current year, somewhat offset by lower income on short-term investments due to lower interest rates.

Benefits and Expenses
Total benefits and expenses increased by $4.7 million. Policyholder benefits increased $4.9 million due to increased reserve provisions for term and extended term premiums and higher surrender benefits for reduced paid up insurance policies. Interest credited increased by $1.2 million due to higher general account liabilities. General, administrative and other expenses decreased by $1.5 million from the prior year. The elimination of asset management expenses resulted in a decrease of $3.1 million. Commission and distribution expenses, net of capitalization, decreased $.5 million as a result of a change to market based pricing as of April 1, 2000 and higher capitalization of commissions due to increased sales. Offsetting this was an increase in amortization of deferred acquisition costs ("DAC") of $2.5 million driven by lower projected future gross profits from continued market declines.

2000 versus 1999

Net Income
Net income for the year ended December 31, 2000 was $23.6 million; an increase of $10.8 million from $12.8 million earned in the year ended December 31, 1999. Revenue increased $13.4 million and expenses decreased $3.2 million. The income tax provision was higher by $5.8 million based on the corresponding increase in net income.

Revenues
Net investment income increased by $6.9 million, $4.4 million from fixed maturity income and $2.6 million from short term investment income primarily due to a corresponding increase in these asset bases during the period, and higher average investment yields. There were also realized losses of $1.0 million, an improvement of $4.0 million, as a result of gains on forward currency contracts, driven by a rise in the value of the US dollar against other currencies compared to the same period.

Policy charges and fee income increased by $2.5 million and asset management fees increased by $1.1 million from the prior year. The increases are primarily related to higher mortality and expense charges and investment advisory fees resulting from the rise in Separate Account balances primarily as a result of sales and exchanges of Discovery Select and growth of the markets in 1999. The Exchange Program had provided the contractholders of older Prudential, Pruco Life or Pruco Life of New Jersey annuity products an opportunity to convert to the Discovery Select product. The Exchange Program was discontinued in May 2000.

Benefits and Expenses
Policyholders' benefits increased by $2.0 million, primarily due to increases in reserves for extended term policies and annuitizations. Interest credited to policyholder account balances remained relatively flat during the period compared to the prior year.

General, administrative and other expenses decreased by $5.7 million to $39.4 million at year-end December 31, 2000 from $45.1 million at December 31, 1999. Salary expenses are down by $2 million due to lower staff counts and consulting fees are also down by $2 million as the prior year had higher expenses due to Year 2000 systems projects. Distribution expenses (net of capitalization) are $2.2 million less due to change in allocation of these expenses to market based pricing. Amortization of DAC is relatively flat in the two years as annuity DAC amortization increased by $3.2 million due to gross profit emergence on Discovery Select. DAC amortization on life products decreased by $3.1 million due to prior year write-offs of DAC for policies that were rescinded as part of the sales remediation program, as described in the Notes to the Financial Statements.

Investment Portfolio and Investment Strategies

The Company's investment portfolio supports its insurance and annuity liabilities and other obligations to customers for which it assumes investment related risks. A diversified portfolio of publicly traded bonds, private placement investments and short term investments is managed under strategies intended to maintain a competitive asset mix consistent with current and anticipated cash flow requirements of the related obligations. The risk tolerance reflects the Company's aggregate capital position, exposure to business risk, liquidity and rating agency considerations. The portfolio was comprised of total investments amounting to $685.1 million at December 31, 2001, versus $804.8 million at December 31, 2000. The fixed maturity portfolio decreased primarily due to funding of an extraordinary dividend payment in December 2001.

The asset management strategy for the portfolio is set in accordance with an investment policy statement developed and coordinated within the Company by the Asset Liability and Risk Management Group, agreed to by senior management, and approved by the Board of Directors. In managing the investment portfolio, the long-term objective is to generate favorable investment results through asset-liability management, strategic and tactical asset allocation and asset manager selection. Asset management strategies take into account the need to match asset structure to product liabilities, considering the underlying income and return characteristics of investment alternatives and seeking to closely approximate the interest rate sensitivity of the asset portfolio with the estimated interest rate sensitivity of the product liabilities. Asset management strategies also include broad diversification across asset classes, issuers and sectors; effective utilization of capital while maintaining liquidity believed to be adequate to satisfy cash flow requirements; and achievement of competitive performance. The major categories of invested assets, quality across the portfolio, and recent activities to manage the portfolio are discussed below.

Fixed Maturities

The fixed maturity portfolio is diversified across maturities, sectors and issuers. The Company has classified all publicly traded securities as available for sale ("AFS"). As of December 31, 2001 all privately placed securities were classified as AFS compared to approximately 96% in 2000. The remainder of the privately placed fixed maturities was classified as "held to maturity." "Available for sale" securities are carried in the Statement of Financial Position at fair value, with unrealized gains and losses (after certain related adjustments) recognized by credits and charges to equity capital. Securities held to maturity ("HTM") are carried at amortized cost, and unrealized gains or losses on these securities are not recognized in the financial statements. Fixed maturities totaled $490.7 million, a decrease of $129.6 million compared to $620.3 million (AFS fair value of $612.9 million and HTM amortized cost of $7.5 million), as of December 31, 2000. The variance was primarily due to funding of an extraordinary dividend payment of $186 million, of which $159.5 million was paid with fixed maturities.

                                    December 31, 2001                           December 31, 2000
                      ---------------------------------------------- -----------------------------------------
                                                         Net                                         Net
                        Amortized      Estimated     Unrealized      Amortized      Estimated    Unrealized
                          Cost        Fair Value        Gains          Cost        Fair Value      Losses
                      -------------- -------------- -------------- -------------- ----------------------------
                                                             (In Thousands)
Fixed Maturities
Publicly traded         $ 285,536      $ 290,974       $  5,438      $ 444,423      $ 442,365       $ 2,058
Privately placed          193,460        199,760          6,300        177,905        177,745           160

                      -------------- -------------- -------------- -------------- ----------------------------
Total                   $ 478,996      $ 490,734       $ 11,738      $ 622,328      $ 620,110       $ 2,218
                      ============== ============== ============== ============== ============================

At December 31, 2001, the net unrealized capital gains on the "available for sale" fixed maturity portfolio totaled $11.7 million compared to $2.0 million of unrealized losses at December 31, 2000. The increase in the net unrealized capital gain position is primarily due to the effect of lower interest rates in 2001 versus 2000.

Gross investment income increased 6%, as the average asset base was slightly larger during the year. The Company's holdings of private placement fixed maturities totaled $193.5 million and constituted 40% of total fixed maturities portfolio at December 31, 2001 compared to $177.9 million representing 29% in 2000. These investments generally offer higher yields than comparable quality public market securities and increase the diversification of the portfolio.

Realized losses in 2001 on fixed maturities of $7.8 million were higher than prior year by $3.5 million primarily due to greater impairments, losses on the sale of the Enron holdings, offset by higher gains on sale.

Credit Quality

The following table describes the credit quality of the fixed maturity portfolio, based on ratings assigned by the National Association of Insurance Commissioners ("NAIC") or Moody's Corporation, an independent rating agency:

                                     December 31, 2001                           December 31, 2000
------------------------ ------------------------------------------- ------------------------------------------
                          Amortized             Estimated             Amortized            Estimated
  NAIC      Moody's          Cost       %       Fair Value    %          Cost       %     Fair Value     %
------------------------ --------------------- --------------------- ------------------------------------------
                                              (In Thousands)
   1    AAA to AAA-        $189,192     39.5%   $ 195,864     39.9%   $ 256,136     41.2%  $ 260,857     42.2%
   2    BBB+ to BBB-        244,231     51.0%     250,526     51.1%     300,867     48.3%    296,664     47.8%
   3    BB+ to BB-           23,044      4.8%      22,525      4.6%      34,941      5.6%     34,367      5.5%
   4    B+ to B-             19,261      4.0%      18,380      3.7%      27,312      4.4%     25,434      4.1%
   5    CCC or lower          3,176      0.7%       3,342      0.7%       3,045      0.5%      2,761      0.4%
   6    In or near               92      0.0%          97      0.0%          27      0.0%         27      0.0%
        default
                         -------------         -------------         -------------       --------------
        Total              $478,996    100.0%    $490,734    100.0%   $ 622,328    100.0%  $ 620,110    100.0%
                         =============         =============         =============       ==============

The fixed maturity portfolio consists largely of investment grade assets (rated "1" or "2" by the NAIC). Based on fair value, these investments accounted for 91% of the portfolio at December 31, 2001, which was an increase from 90% at December 31, 2000.

The Company maintains separate monitoring processes for public and private fixed maturities and create watch lists to highlight securities that require special scrutiny and management. Our public fixed maturity asset managers formally review all public fixed maturity holdings on a monthly basis and more frequently when necessary to identify potential credit deterioration whether due to ratings downgrades, unexpected price variances, and/or industry specific concerns. We classify public fixed maturity securities of issuers that have defaulted as loans not in good standing and all other public watch list assets as closely monitored.

Our private fixed maturity asset managers conduct specific servicing tests on each investment on an ongoing basis to determine whether the investment is in compliance or should be placed on the watch list or assigned an early warning classification. We assign early warning classification to those issuers that have failed a servicing test or experienced a minor covenant default, and we continue to monitor them for improvement or deterioration. We assign closely monitored status to those investments that have been recently restructured or for which a restructuring is a possibility due to substantial credit deterioration or material covenant defaults. We classify as not in good standing securities of issuers that are in more severe conditions, for example, bankruptcy or payment default.

                                                December 31, 2001                       December 31, 2000
                                         --------------------------------       --------------------------------
                                           Amortized                              Amortized
                                             Cost           % of Total               Cost          % of Total
                                         --------------   ---------------       ---------------  ---------------
                                                                    (In Thousands)
   Performing                              $ 474,731             99.1%             $ 616,134            99.0%
   Watch List
     Closely monitored                         4,255              0.9%                 6,194             1.0%
     Not in good standing                         10              0.0%                     -             0.0%
                                         --------------   ---------------       ---------------  ---------------
   Total                                   $ 478,996            100.0%             $ 622,328           100.0%
                                         ==============   ===============       ===============  ===============


Portfolio Diversity

The fixed maturity portfolio is broadly diversified by type and industry of issuer. The greatest industry concentrations within the public portfolio were finance, utilities, and manufacturing, while the greatest industry concentration within the private portfolio was asset-backed securities. The total portfolio is summarized below by issuer category:

                                                              December 31, 2001
                                              -----------------------------------------------
                                                Amortized         Estimated         % of
                                                   Cost           Fair Value     Fair Value
                                              ----------------  --------------- -------------
                                                                (In Thousands)
         United States Government
             Securities and Obligations           $  19,136        $  19,278          3.9%
         Mortgage Backed Securities                     681              677          0.1%
         Asset Backed Securities (1)                 99,004          100,423         20.5%
         Foreign Government Securities                4,029            4,288          0.9%
         Manufacturing                               91,674           94,220         19.2%
         Utilities                                   88,338           90,394         18.4%
         Retail and Wholesale                        35,257           36,610          7.5%
         Finance                                     76,277           80,473         16.4%
         Services                                    45,517           45,843          9.3%
         Transportation                              19,083           18,528          3.8%
                                              ----------------  --------------- -------------
         Total                                   $  478,996        $ 490,734        100.0%
                                              ================  =============== =============


                                                              December 31, 2000
                                              -----------------------------------------------
                                                 Amortized       Estimated           % of
                                                   Cost          Fair Value      Fair Value
                                              ---------------- ----------------  ------------
                                                                 (In Thousands)
         United States Government
             Securities and Obligations          $   25,050       $   25,756          4.2%
         Mortgage Backed Securities                       -                -          0.0%
         Asset Backed Securities (1)                111,706          110,850         17.9%
         Foreign Government Securities               11,181           11,644          1.9%
         Manufacturing                              126,245          124,648         20.1%
         Utilities                                  120,669          118,484         19.1%
         Retail and Wholesale                        39,391           39,750          6.4%
         Finance                                    101,945          104,154         16.8%
         Services                                    58,082           57,256          9.2%
         Transportation                              28,059           27,568          4.4%
                                              ---------------- ----------------  ------------
         Total                                   $  622,328       $  620,110        100.0%
                                              ================ ================  ============


(1) The asset backed securities are primarily backed by credit card receivables, home equity loans, trade receivables and auto loans.

Short-Term Investments

Short-term investments include highly liquid debt instruments that have maturities between 3-12 months from date of purchase. These securities are carried at amortized cost, which approximates fair value. As of December 31, 2001, the Company's short-term investments totaled $33.0 million versus $28.8 million at December 31, 2000. Short-term income and yields decreased due to lower rates in 2001.

Derivatives

The Company uses derivatives primarily to alter mismatches between the duration of assets in its portfolios and the duration of insurance and annuity liabilities supported by those assets. These derivative contracts do not qualify for hedge accounting and, consequently, we recognize the changes in fair value of such contracts from period to period in current earnings. During 2001, $1.8 million of losses were realized from futures versus gains of $2.9 million in 2000. This was the result of the Company's net short position in futures during 2001, versus a net long position in 2000, as interest rates were generally declining in both years.

Liquidity and Capital Resources

The Company's liquidity requirements include the payment of sales commissions, other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in-force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding all its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments or through short term lending from its affiliate Prudential Funding Corporation (refer to Footnote 13 in the Notes to Financial Statements). As of December 31, 2001, the Company's assets included $336 million of cash and cash equivalents, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

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

In March 1998 the NAIC adopted the Codification of Statutory Accounting Principles Guidance ("Codification"), which replaces the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting as of January 1, 2001. Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in certain areas. Certain of the standards could have an impact on the measurement of statutory capital, which in turn, could affect RBC ratios of insurance companies. The Company has adopted the Codification guidance effective January 1, 2001. As a result of these changes, the Company reported an increase to statutory surplus of $7 million, primarily as a result of the recognition of deferred tax assets.

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

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a) (1) and (2) Financial Statements of Registrant are listed in the accompanying "Index to Financial Statements" on page F-1 hereof and are filed as part of this Report.

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

    9.   None.

    10.  None.

    11.  Not applicable.

    12.  Not applicable.

    13.  Not applicable.

    16.  Not applicable.

    18.  None.

    21.  None.

    22.  None.

    23.  Not applicable.

    24. Powers of Attorney for Vivian L. Banta, Richard J. Carbone, Helen M. Galt and Jean D. Hamilton are incorporated by reference to Post-Effective Amendment No. 5 to Form S-6, Registration No. 333-85117, filed June 28, 2001 on behalf of the Pruco Life of New Jersey Variable Appreciable Account. Powers of Attorney for David R. Odenath, Jr. and William J. Eckert, IV are incorporated by reference to Pre-Effective Amendment No. 1, Registration No. 333-49334, filed February 8, 2001 on behalf of the Pruco Life of New Jersey Variable Appreciable Account. A Power of Attorney for James J. Avery, Jr. was incorporated by reference to Post-Effective Amendment No. 10 to Form S-1, Registration No. 33-20018, filed April 9, 1998 on behalf of the Pruco Life of New Jersey Variable Contract Real Property Account. A Power of Attorney for Ronald
         P. Joelson was incorporated by reference to Post-Effective Amendment No. 14 to Form S-1, filed April 10, 2001 on behalf of the Pruco Life of New Jersey Variable Contract Real Property Account.

    99. The following table presents sales and related expenses of the Flexible Premium Variable Annuity Account since February 7, 1997, the effective date of the registration statement (SEC file number 333-18053).

                                                                  For the account           For the accounts of
                                                                  of the Company            the contract holders
                                                       --------------------------------------------------------
                                                        Aggregate offering
                                                          price of amount
                                                            registered         Amount sold      Amount sold
                                                       --------------------------------------------------------
                                                                                (In Thousands)
         Flexible Premium Variable Annuity Account *           $   150,000      $  35,267          $   6,375

         Underwriting discounts and commissions **                                   (984)
         Other expenses ***                                                        (1,399)
                                                                              ---------------
             Total                                                                 (2,383)
                                                                              ---------------

         Net offering proceeds                                                  $  32,884
                                                                              ===============

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

                                    PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                    (Registrant)


Date: March 27, 2002                     By:
      --------------                        ----------------------------------
                                            Andrew J.  Mako
                                            Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                                   Title                                   Date
---------                                   -----                                   ----


         *
________________________            Chairman of the Board and President         March 27, 2002
Vivian L. Banta

         *
________________________            Vice Chairman of the Board                  March 27, 2002
James J. Avery, Jr.                 and Director

         *
________________________            Director                                    March 27, 2002
Helen M. Galt

         *
________________________            Director                                    March 27, 2002
Jean D. Hamilton

         *
_________________________           Director                                    March 27, 2002
Ronald Paul Joelson

         *
________________________            Director                                    March 27, 2002
Richard J. Carbone

         *
________________________            Director                                    March 27, 2002
David R. Odenath, Jr.

         *
_________________________           Vice President and Chief                    March 27, 2002
William J. Eckert, IV               Accounting Officer



                    * By:
                         -----------------------------------
                                  Thomas C. Castano
                                  (Attorney-in-Fact)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549





                                    FORM 10-K
                                  ANNUAL REPORT




                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                            Financial Statements and
                        Report of Independent Accountants

                           December 31, 2001 and 2000

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

                          INDEX TO FINANCIAL STATEMENTS

Financial Statements                                                                                   Page No.
--------------------                                                                                   --------
   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

   Report of Independent Accountants                                                                      F-2


   Financial Statements:


         Statements of Financial Position - December 31, 2001 and 2000                                    F-3


         Statements of Operations and Comprehensive Income
         Years Ended December 31, 2001, 2000 and 1999                                                     F-4


         Statements of Changes in Stockholder's Equity - Years Ended December 31, 2001, 2000 and 1999     F-5


         Statements of Cash Flows - Years Ended December 31, 2001, 2000 and 1999                          F-6


         Notes to Financial Statements                                                                    F-7


                        Report of Independent Accountants



   To the Board of Directors and Stockholder of Pruco Life Insurance Company of New Jersey

   In our opinion, the financial statements listed in the accompanying index present fairly, in all material aspects, the financial position of Pruco Life Insurance Company of New Jersey (an indirect, wholly-owned subsidiary of The Prudential Insurance Company of America) at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


   PricewaterhouseCoopers LLP
   New York, New York
   February 21, 2002

Pruco Life Insurance Company of New Jersey

Statements of Financial Position
December 31, 2001 and 2000 (In Thousands)
--------------------------------------------------------------------------------

                                                                                       2001                 2000
                                                                                   -----------          -----------
ASSETS
Fixed Maturities
   Available for Sale, at fair value (amortized cost, 2001: $478,996; and
   2000: $614,858)                                                                 $   490,734          $   612,851
Held to Maturity, at amortized cost (fair value, 2000: $7,259)                              --                7,470
Policy Loans                                                                           158,754              152,111
Short-Term Investments                                                                  32,983               28,759
Other Long-Term Investments                                                              2,614                3,577
                                                                                   -----------          -----------
        Total Investments                                                              685,085              804,768
Cash and Cash Equivalents                                                               58,212               65,237
Deferred Policy Acquisition Costs                                                      118,975              116,653
Accrued Investment Income                                                               10,399               13,781
Receivables from Affiliate                                                              17,270               22,265
Other Assets                                                                             3,919                  292
Separate Account Assets                                                              1,631,113            1,805,584
                                                                                   -----------          -----------
TOTAL ASSETS                                                                       $ 2,524,973          $ 2,828,580
                                                                                   ===========          ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' Account Balances                                                    $   457,172          $   434,442
Future Policy Benefits and Other Policyholder Liabilities                              119,400              108,218
Cash Collateral for Loaned Securities                                                   36,092               48,309
Securities Sold under agreements to repurchase                                          18,514                9,754
Income Taxes Payable                                                                    36,012               29,913
Other Liabilities                                                                       19,298                8,793
Separate Account Liabilities                                                         1,631,113            1,805,584
                                                                                   -----------          -----------
Total Liabilities                                                                    2,317,601            2,445,013
                                                                                   -----------          -----------
Contingencies - (See Footnote 11)
Stockholder's Equity
Common Stock, $5 par value;
      400,000 shares authorized;
      Issued and outstanding at
      December 31, 2001 and 2000                                                         2,000                2,000
Paid-In-Capital                                                                        128,689              128,689
Retained Earnings                                                                       72,959              253,641
Accumulated Other Comprehensive Income (Loss)                                            3,724                 (763)
                                                                                   -----------          -----------
Total Stockholder's Equity                                                             207,372              383,567
                                                                                   -----------          -----------
TOTAL LIABILITIES AND
    STOCKHOLDER'S EQUITY                                                           $ 2,524,973          $ 2,828,580
                                                                                   ===========          ===========


                     See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Operations and Comprehensive Income
Years Ended December 31, 2001, 2000 and 1999 (In Thousands)
--------------------------------------------------------------------------------

                                                                 2001              2000              1999
                                                              ---------         ---------         ---------
REVENUES

Premiums                                                      $  16,284         $   5,717         $   6,742
Policy charges and fee income                                    49,808            55,231            52,714
Net investment income                                            55,981            54,524            47,600
Realized investment losses, net                                  (9,630)           (1,045)           (5,013)
Asset management fees                                               613             8,467             7,407
Other income                                                        646               331               386
                                                              ---------         ---------         ---------

Total Revenues                                                  113,702           123,225           109,836
                                                              ---------         ---------         ---------

BENEFITS AND EXPENSES

Policyholders' benefits                                          33,148            28,201            26,237
Interest credited to policyholders' account balances             20,503            19,326            18,846
General, administrative and other expenses                       37,954            39,415            45,065
                                                              ---------         ---------         ---------

Total Benefits and Expenses                                      91,605            86,942            90,148
                                                              ---------         ---------         ---------

Income from operations before income taxes                       22,097            36,283            19,688
                                                              ---------         ---------         ---------

Income tax provision                                              6,504            12,699             6,891
                                                              ---------         ---------         ---------

NET INCOME                                                       15,593            23,584            12,797

 Other comprehensive income (loss), net of tax:

       Unrealized gains (losses) on securities, net        of
       reclassification adjustment                                4,487             5,325            (7,681)
                                                              ---------         ---------         ---------

TOTAL COMPREHENSIVE INCOME                                    $  20,080         $  28,909         $   5,116
                                                              =========         =========         =========

                     See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Changes in Stockholder's Equity
Years Ended December 31, 2001, 2000 and 1999 (In Thousands)
--------------------------------------------------------------------------------

                                                                                   Accumulated
                                                                                       Other          Total
                                           Common      Paid - In -     Retained    Comprehensive   Stockholder's
                                            Stock        Capital       Earnings    Income (Loss)      Equity
                                          -------------------------------------------------------------------
Balance, December 31, 1998                $   2,000     $ 125,000     $ 217,260      $   1,593      $ 345,853


   Net income                                    --            --        12,797             --         12,797
   Change in net unrealized
   investment (losses) gains,
   net of reclassification and taxes             --            --            --         (7,681)        (7,681)

                                          ---------     ---------     ---------      ---------      ---------
Balance, December 31, 1999                    2,000       125,000       230,057         (6,088)       350,969



   Contribution                                --           3,689          --             --            3,689
   Net income                                  --            --          23,584           --           23,584
   Change in net unrealized
   investment (losses) gains,
   net of reclassification  and taxes          --            --            --            5,325          5,325

                                          ---------     ---------     ---------      ---------      ---------
Balance, December 31, 2000                    2,000       128,689       253,641           (763)       383,567

   Policy credits issued to
    eligible eligible policyholders            --            --         (10,275)          --          (10,275)
   Dividend to Parent                          --            --        (186,000)          --         (186,000)
   Net income                                  --            --          15,593           --           15,593
   Change in net unrealized
   investment (losses) gains,
   net of reclassification and taxes           --            --            --            4,487          4,487

                                          ---------     ---------     ---------      ---------      ---------
Balance, December 31, 2001                $   2,000     $ 128,689     $  72,959      $   3,724      $ 207,372
                                          =========     =========     =========      =========      =========


                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Cash Flows
Years Ended December 31, 2001, 2000 and 1999 (In Thousands)
--------------------------------------------------------------------------------

                                                                         2001             2000           1999
                                                                       ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                          $  15,593       $  23,584       $  12,797
   Adjustments to reconcile net income to net cash from (used in)
      operating activities:
      Policy charges and fee income                                       (9,906)         (9,881)        (11,399)
      Interest credited to policyholders' account balances                20,503          19,326          18,846
      Realized investment losses, net                                      9,630           1,045           5,013
      Amortization and other non-cash items                              (10,883)         (9,254)         18,092
      Change in:
        Future policy benefits and other policyholders'
          liabilities                                                     11,182           3,468          14,918
        Accrued investment income                                          3,382          (1,289)           (283)
        Policy loans                                                      (6,643)         (8,296)         (4,372)
        Receivable from affiliates                                         4,995          (2,345)        (19,723)
        Deferred policy acquisition costs                                 (2,322)         12,531         (15,261)
        Income taxes payable                                               6,099           2,084           2,504
        Other, net                                                        (2,244)          1,869           2,523
                                                                       ---------       ---------       ---------
Cash Flows From Operating Activities                                      39,386          32,842          23,655
                                                                       ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale/maturity of:
      Fixed maturities:
        Available for sale                                               552,931         396,117         702,380
   Payments for the purchase of:
      Fixed maturities:
        Available for sale                                              (577,097)       (411,579)       (695,198)
        Held to maturity                                                      --              --          (7,470)
   Other long term investments, net                                          963          (1,058)             99
   Cash collateral for loaned securities, net                            (12,217)         30,409         (16,524)
   Securities sold under agreements to repurchase, net                     8,760           9,754         (27,210)
   Short term investments, net                                            (4,224)        (28,756)         11,040
                                                                       ---------       ---------       ---------
Cash Flows (Used in) Investing Activities                                (30,884)         (5,113)        (32,883)
                                                                       ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Policyholders' account balances:
      Deposits                                                            87,261         170,978         258,417
      Withdrawals                                                        (76,288)       (161,060)       (264,373)
   Cash dividend paid to Parent                                          (26,500)             --              --
                                                                       ---------       ---------       ---------
Cash Flows (Used in) From Financing Activities                           (15,527)          9,918          (5,956)
                                                                       ---------       ---------       ---------
Net (decrease) increase in Cash and cash equivalents                      (7,025)         37,647         (15,184)
Cash and cash equivalents, beginning of year                              65,237          27,590          42,774
                                                                       ---------       ---------       ---------
CASH and CASH EQUIVALENTS, END OF YEAR                                 $  58,212       $  65,237       $  27,590
                                                                       =========       =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION
    Income taxes paid                                                  $   2,930       $  13,421       $     480
                                                                       ---------       ---------       ---------
NON-CASH TRANSACTIONS DURING THE YEAR
   Dividend paid with fixed maturities                                 $ 159,500       $      --       $      --
                                                                       ---------       ---------       ---------
   Policy credits issued to eligible policyholders                     $  10,275       $      --       $      --
                                                                       ---------       ---------       ---------
   Contribution from parent                                            $      --       $   3,689       $      --
                                                                       ---------       ---------       ---------

                     See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

1.  BUSINESS

Pruco Life Insurance Company of New Jersey ("the Company") is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. The Company is licensed to sell interest-sensitive individual life insurance, variable life insurance, term insurance, variable annuities, and fixed annuities ("the Contracts") only in the states of New Jersey and New York.

The Company is a wholly owned subsidiary of Pruco Life Insurance Company ("Pruco Life"), a stock life insurance company organized in 1971 under the laws of the state of Arizona. Pruco Life, in turn, is a wholly owned subsidiary of The Prudential Insurance Company of America ("Prudential"), an insurance company founded in 1875 under the laws of the state of New Jersey. On December 18, 2001 ("the date of demutualization") Prudential converted from a mutual life insurance company to a stock life insurance company and became an indirect wholly owned subsidiary of Prudential Financial, Inc. (the "Holding Company"). The demutualization was completed in accordance with Prudential's Plan of Reorganization, which was approved by the Commissioner of the New Jersey Department of Banking and Insurance in October 2001.

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products and individual annuities.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company has extensive transactions and relationships with Prudential and other affiliates, as more fully described in Footnote 13. Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

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

Investments
Fixed maturities classified as "available for sale" are carried at estimated fair value. Fixed maturities that the Company has both the intent and ability to hold to maturity are stated at amortized cost and classified as "held to maturity". The amortized cost of fixed maturities is written down to estimated fair value if a decline in value is considered to be other than temporary. Unrealized gains and losses on fixed maturities "available for sale", including the effect on deferred policy acquisition costs and policyholders' account balances that would result from the realization of unrealized gains and losses are included in a separate component of equity, "Accumulated other comprehensive income (loss)", net of income taxes.

Policy loans are carried at unpaid principal balances.

Short-term investments, consisting of highly liquid debt instruments other than those held in "Cash and cash equivalents" with a maturity of twelve months or less when purchased, are carried at amortized cost, which approximates fair value.

Realized investment (losses) gains, net are computed using the specific identification method. Costs of fixed maturity securities are adjusted for impairments considered to be other than temporary. Impairment adjustments are included in "Realized investment gains (losses), net." Factors considered in evaluating whether a decline in value is other than temporary are: 1) whether the decline is substantial; 2) the Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 3) the duration and extent to which the market value has been less than cost; and 4) the financial condition and near-term prospects of the issuer.

Cash and cash equivalents include cash on hand, amounts due from banks, money market instruments, and other debt issues with a maturity of three months or less when purchased.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Policy Acquisition Costs
The costs that vary with and that are related primarily to the production of new insurance and annuity business are deferred to the extent that they are deemed recoverable from future profits. Such costs include certain commissions, costs of policy issuance and underwriting, and variable field office expenses. Deferred policy acquisition costs are subject to recognition testing at the time of policy issue and recoverability and premium deficiency testing at the end of each accounting period. Deferred policy acquisition costs, for certain products, are adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in "Accumulated other comprehensive
(loss) income."

Policy acquisition costs related to interest-sensitive and variable life products and certain investment-type products are deferred and amortized over the expected life of the contracts (periods ranging from 25 to 30 years) in proportion to estimated gross profits arising principally from investment results, mortality and expense margins, and surrender charges based on historical and anticipated future experience, which is updated periodically. The effect of changes to estimated gross profits on unamortized deferred acquisition costs is reflected in "General and administrative expenses" in the period such estimated gross profits are revised. Deferred policy acquisition costs related to non-participating term insurance are amortized over the expected life of the contracts in proportion to premium income.

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

Separate Account Assets and Liabilities
Separate Account assets and liabilities are reported at estimated fair value and represent segregated funds which are invested for certain policyholders and other customers. The assets consist of common stocks, fixed maturities, real estate related securities, and short-term investments. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. The investment income and gains or losses for Separate Accounts generally accrue to the policyholders and are not included in the Statements of Operations and comprehensive Income. Mortality, policy administration and surrender charges on the accounts are included in "Policy charges and fee income."

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

Contingencies
Amounts related to contingencies are accrued if it is probable that a liability has been incurred and an amount is reasonably estimable. Management evaluates whether there are incremental legal or other costs directly associated with the ultimate resolution of the matter that are reasonably estimable and, if so, they are included in the accrual.

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

Amounts received as payment for interest-sensitive life, individual annuities and guaranteed investment contracts are reported as deposits to "Policyholders' account balances." Revenues from these contracts reflected as "Policy charges and fee income" consist primarily of fees assessed during the period against the policyholders' account balances for mortality charges, policy administration charges and surrender charges. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited and amortization of deferred policy acquisition costs.

Premiums, benefits and expenses are stated net of reinsurance ceded to other companies. Estimated reinsurance recoverables and the cost of reinsurance are recognized over the life of the reinsured policies using assumptions consistent with those used to account for the underlying policies.

Asset Management Fees
Through December 31, 2000, the Company received asset management fee income from policyholder account balances invested in The Prudential Series Funds ("PSF"), which are a portfolio of mutual fund investments related to the Company's Separate Account products (refer to Note 13). In addition, the Company receives fees from policyholder account balances invested in funds managed by companies other than Prudential. Asset management fees are recognized as income as earned.

Derivative Financial Instruments
Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or the value of securities or commodities. Derivative financial instruments used by the Company include swaps, futures, forwards and option contracts and may be exchange-traded or contracted in the over-the-counter market. See Note 10 for a discussion of the Company's use of derivative financial instruments and the related accounting and reporting treatment for such instruments.

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

New Accounting Pronouncements
In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125." The Company has adopted the provisions of SFAS No. 140 relating to transfers and extinguishments of liabilities which are effective for periods occurring after March 31, 2001. The adoption did not have an effect on the results of operations of the Company.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the Company account for all business combinations in the scope of the statement using the purchase method. SFAS No. 142 requires that an intangible asset acquired either individually or with a group of other assets shall initially be recognized and measured based on fair value. An intangible asset with a finite life is amortized over its useful life to the reporting entity; an intangible asset with an indefinite useful life, including goodwill, is not amortized. All intangible assets shall be tested for impairment in accordance with the statement. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the nonamortization and amortization provisions of this statement. As of December 31, 2001, The Company does not have any goodwill or intangible assets.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 eliminated the requirement that discontinued operations be measured at net realizable value or that entities include losses that have not yet occurred. SFAS No. 144 eliminated the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. An impairment for assets that are not considered to be disposed of is recognized only if the carrying amounts of long-lived assets are not recoverable and exceed their fair values. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations and cash flows that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively.

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

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

3.  INVESTMENTS

Fixed Maturities
The following tables provide additional information relating to fixed maturities as of December 31:

                                                                      2001
                                               --------------------------------------------------
                                                              Gross         Gross       Estimated
                                               Amortized    Unrealized    Unrealized       Fair
                                                 Cost         Gains         Losses         Value
                                               --------      --------      --------      --------
                                                                   (In Thousands)
Fixed Maturities Available for Sale
U.S. Treasury Securities and Obligations of
U.S. Government Corporations and Agencies      $ 19,136      $    241      $     99      $ 19,278

Foreign Government Bonds                          4,029           259            --         4,288

Corporate Securities                            455,150        15,772         4,431       466,491

Mortgage-backed Securities                          681            --             4           677
                                               --------      --------      --------      --------

Total Fixed Maturities Available for Sale      $478,996      $ 16,272      $  4,534      $490,734
                                               ========      ========      ========      ========


                                                                       2000
                                               --------------------------------------------------
                                                               Gross        Gross       Estimated
                                               Amortized    Unrealized    Unrealized       Fair
                                                 Cost          Gains        Losses         Value
                                               --------      --------      --------      --------
                                                                 (In Thousands)
Fixed Maturities Available for Sale
U.S. Treasury Securities and Obligations of
U.S. Government Corporations and Agencies      $ 25,050      $    708      $      2      $ 25,756

Foreign Government Bonds                         11,181           463            --        11,644

Corporate Securities                            578,627         7,314        10,490       575,451

Mortgage-backed Securities                           --            --            --            --
                                               --------      --------      --------      --------

Total Fixed Maturities Available for Sale      $614,858      $  8,485      $ 10,492      $612,851
                                               ========      ========      ========      ========
Fixed Maturities Held to Maturity
 Corporate Securities                          $  7,470      $     --      $    211      $  7,259
                                               --------      --------      --------      --------

Total Fixed Maturities Held to Maturity        $  7,470      $     --      $    211      $  7,259
                                               ========      ========      ========      ========

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

3.  INVESTMENTS (continued)

The amortized cost and estimated fair value of fixed maturities, by contractual maturities at December 31, 2001, is shown below:

                                                 Available for Sale
                                         -----------------------------------
                                            Amortized      Estimated Fair
                                              Cost              Value
                                         -----------------------------------
                                                   (In Thousands)


Due in one year or less                     $   51,735        $    53,286

Due after one year through five years          225,748            231,715

Due after five years through ten years         163,721            166,996

Due after ten years                             37,792             38,737
                                         ---------------- ------------------

Total                                       $  478,996        $   490,734
                                         ================ ==================

Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

Proceeds from the sale of fixed maturities available for sale during 2001, 2000, and 1999 were $552.4 million, $354.4 million, and $698.8 million, respectively. Gross gains of $10.1 million, $2.2 million, and $3.5 million, and gross losses of $10.1 million, $5.2 million, and $8.0 million, were realized on those sales during 2001, 2000, and 1999, respectively. Proceeds from maturities of fixed maturities available for sale during 2001, 2000, and 1999 were $0.5 million, $41.7 million, and $3.6 million, respectively.

Due to the adoption of FAS 133, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001, the entire portfolio of fixed maturities classified as held to maturity were transferred to the available for sale category. The aggregate amortized cost of the securities was $7.5 million. Unrealized losses of $0.2 million, net of tax, were recorded in "Accumulated Other Comprehensive Income (Loss)" at the time of transfer. During the years ended December 31, 2001, 2000, and 1999, there were no securities classified as held to maturity that were sold.

Writedowns for impairments that were deemed to be other than temporary for fixed maturities were $7.8 million and $1.3 million for the years 2001 and 2000, respectively. There were no writedowns for impairments recorded during 1999.

Special Deposits
Fixed maturities of $0.5 million at December 31, 2001 and 2000 respectively, were on deposit with governmental authorities or trustees as required by certain insurance laws.


Investment Income and Investment Gains and Losses

Net investment income arose from the following sources for the years ended December 31:

                                                 2001           2000            1999
                                               --------       --------       --------
                                                           (In Thousands)
Fixed Maturities                               $ 46,813       $ 43,972       $ 39,538
Policy Loans                                      8,647          8,053          7,641
Short-Term Investments & Cash Equivalents         4,496          5,126          2,516
Other                                              (418)         1,300             60
                                               --------       --------       --------
Gross Investment Income                          59,538         58,451         49,755
Less Investment Expenses                         (3,557)        (3,927)        (2,155)
                                               --------       --------       --------
Net Investment Income                          $ 55,981       $ 54,524       $ 47,600
                                               ========       ========       ========

Pruco Life Insurance Company of New Jersey

--------------------------------------------------------------------------------
Notes to Financial Statements

3.  INVESTMENTS (continued)

Realized investment losses, net, including charges for other than temporary reductions in value, for the years ended December 31, were from the following sources:
                                       2001          2000         1999
                                     -------       -------       -------
                                                 (In Thousands)

Fixed Maturities                     $(7,807)      $(4,324)      $(4,616)
Derivatives                           (1,823)        2,924          (412)
Other                                   --             355            15
                                     -------       -------       -------
Realized Investment Losses, Net      $(9,630)      $(1,045)      $(5,013)
                                     =======       =======       =======

Securities Pledged to Creditors

The Company pledges investment securities it owns to unaffiliated parties through certain transactions including securities lending, securities sold under agreements to repurchase, and futures contracts. At December 31, 2001 and 2000, the carrying value of fixed maturities available for sale pledged to third parties as reported in the Statements of Financial Position are $54.8 million and $57.3 million.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

3.  INVESTMENTS (continued)

Net Unrealized Investment (Losses) Gains

Net unrealized investment (losses) gains on fixed maturities available for sale are included in the Statements of Financial Position as a component of "Accumulated other comprehensive income." Changes in these amounts include adjustments to exclude from "Other comprehensive income (loss)" those items that are included as part of "net income" for a period that also had been part of "Other comprehensive income (loss)" in earlier periods. The amounts for the years ended December 31, net of tax, are as follows:

                                                                                                             Accumulated Other
                                                                                                               Comprehensive
                                                                                                               Income (Loss)
                                                                    Deferred                      Deferred     Related to Net
                                                    Unrealized       Policy     Policyholders'   Income Tax      Unrealized
                                                   Gains (Losses)  Acquisition     Account       (Liability)     Investment
                                                   on Investments     Costs        Balances        Benefit     Gains (Losses)
                                                   -------------- ------------- -------------    ----------- ----------------
                                                                                     (In Thousands)
Balance, December 31, 1998                            $  5,233       $ (3,545)      $    987       $ (1,082)      $  1,593

  Net investment gains (losses) on investments
  arising during the period                            (28,794)            --             --         10,366        (18,428)

  Reclassification adjustment for gains (losses)
  included in net income                                 4,610             --             --         (1,660)         2,950

  Impact of net unrealized investment gains
  (losses) on deferred policy acquisition costs             --         14,681             --         (5,285)         9,396

  Impact of net unrealized investment gains
  (losses) on policyholders' account balances               --             --         (2,499)           900         (1,599)
                                                      --------       --------       --------       --------       --------

Balance, December 31, 1999                             (18,951)        11,136         (1,512)         3,239         (6,088)

  Net investment gains (losses) on investments
  arising during the period                             12,620             --             --         (4,454)         8,166

  Reclassification adjustment for gains (losses)
  included in net income                                 4,324             --             --         (1,526)         2,798

  Impact of net unrealized investment
  gains (losses) on deferred policy acquisition             --        (10,161)            --          3,658         (6,503)

  Impact of net unrealized investment gains
  (losses) on policyholders' account balances               --             --          1,350           (486)           864

                                                      --------       --------       --------       --------       --------
Balance, December 31, 2000                              (2,007)           975           (162)           431           (763)

  Net investment gains (losses) on investments
  arising  during the period                             5,938             --             --         (2,138)         3,800

  Reclassification adjustment for gains (losses)
  included in net income                                 7,807             --             --         (2,810)         4,997

  Impact of net unrealized investment gains
  (losses) on deferred policy acquisition costs             --         (8,109)            --          2,919         (5,190)


  Impact of net unrealized investment gains
  (losses) on policyholders' account balances               --             --          1,376           (496)           880
                                                      --------       --------       --------       --------       --------
Balance, December 31, 2001                            $ 11,738       $ (7,134)      $  1,214       $ (2,094)      $  3,724
                                                      ========       ========       ========       ========       ========

Pruco Life Insurance Company of New Jersey

--------------------------------------------------------------------------------
Notes to Financial Statements

4.       DEFERRED POLICY ACQUISITION COSTS

The balance of and changes in deferred policy acquisition costs for the year ended December 31, are as follows:

                                                              2001               2000             1999
                                                           ---------           ---------       ---------
                                                                           (In Thousands)
Balance, Beginning of Year                                 $ 116,653           $ 129,184       $ 113,923
Capitalization of Commissions, Sales and Issue
Expenses                                                      25,953              10,638          13,439
Amortization                                                 (15,522)            (13,008)        (12,859)
Change in Unrealized Investment (Gains) Losses                (8,109)            (10,161)         14,681
                                                           ---------           ---------       ---------
Balance, End of Year                                       $ 118,975           $ 116,653       $ 129,184
                                                           =========           =========       =========

5.  POLICYHOLDERS' LIABILITIES

Future policy benefits and other policyholder liabilities at December 31 are as follows:

                                                  2001              2000
                                             --------------     --------------
                                                      (In Thousands)

         Life Insurance                      $   114,698         $  103,557
         Annuities                                 4,702              4,661
                                             --------------      -------------
                                             $   119,400         $  108,218
                                             ==============      =============

Life insurance liabilities include reserves for death benefits. Annuity liabilities include reserves for annuities that are in payout status.

The following table highlights the key assumptions generally utilized in calculating these reserves:

      Product                       Mortality                       Interest Rate            Estimation Method
-----------------------  ------------------------------------  ----------------------- ------------------------------
Life Insurance           Generally rates                            2.5% to 11.25%     Net level premium based
Variable and             guaranteed in calculating                                     on non-forfeiture interest
Interest-Sensitive       cash surrender values                                         rate

Life Insurance  -        Best estimate plus a provision for          6.5% to 6.75%     Net level premium plus a
Term Insurance           adverse deviation                                             provision for adverse
                                                                                       deviation

Individual               Mortality table varies based on            6.25% to 8.75%     Present value of expected
Annuities                the issue year of the contract.                               future payment based on
                         Current table (for 1998 and later                             historical experience
                         issues) is the Annuity 2000
                         Mortality Table


 Policyholders' account balances at December 31, are as follows:

                                                    2001               2000
                                                -------------      -------------
                                                          (In Thousands)

         Interest-Sensitive Life Contracts      $  345,344         $  332,761
         Individual Annuities                      111,828            101,681
                                                -------------      -------------
                                                $  457,172         $  434,442
                                                =============      =============

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

5.  POLICYHOLDERS' LIABILITIES (continued)

Policyholders' account balances for interest-sensitive life and individual annuities are equal to policy account values plus unearned premiums. The policy account values represent an accumulation of gross premium payments plus credited interest less withdrawals, expenses, and mortality charges.

Certain contract provisions that determine the policyholder account balances are as follows:

           Product                           Interest Rate                Withdrawal / Surrender Charges
---------------------------------    ----------------------------      ----------------------------------
Interest Sensitive Life Contracts            3.0% to 6.75%              Various up to 10 years


Individual Annuities                         3.0% to 6.0%               0% to 7% for up to 9 years

6.  REINSURANCE

The Company participates in reinsurance with Prudential and other companies, in order to provide greater diversification of business, provide additional capacity for future growth and limit the maximum net loss potential arising from large risks. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability reassumed by the Company is considered to be remote.

Reinsurance amounts included in the Statement of Operations and Comprehensive Income for the years ended December 31 are below.

                                               2001         2000        1999
                                             --------     --------    --------
                                                         (In Thousands)

Reinsurance Premiums ceded - affiliated      $  (257)      $   (19)      $ (17)
Reinsurance Premiums ceded - unaffiliated    $(2,540)      $  (445)      $  --

Policyholders' Benefits ceded                $   762       $   110       $  --

Reinsurance recoverables, included in "Other assets" in the Company's Statements of Financial Position, at December 31 were as follows:

                                                 2001          2000
                                             -----------   -----------
                                                   (In Thousands)

     Life Insurance - affiliated                 $ 2,416         $ 369
                                             ===========   ===========

    The gross and net amounts of life insurance in force at December 31, were as follows:

                                               2001               2000               1999
                                               ----               ----               ----
                                                              (In Thousands)
Life Insurance Face Amount In Force        $ 11,071,045       $  7,874,501       $  7,523,324

Ceded To Other Companies                     (3,697,344)          (673,474)            (1,763)
                                           ------------       ------------       ------------
Net Amount of Life Insurance In Force      $  7,373,701       $  7,201,027       $  7,521,561
                                           ============       ============       ============

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

7.  INCOME TAXES

The components of income taxes for the years ended December 31, are as follows:

                                       2001           2000           1999
                                     --------       --------       --------
                                                   (In Thousands)
Current Tax Expense (Benefit):
   U.S                               $ (3,756)      $ 15,365       $  6,769
   State and Local                        153             --            178
                                     --------       --------       --------
 Total                                 (3,603)        15,365          6,947
                                     --------       --------       --------


Deferred Tax Expense (Benefit):
   U.S                                 10,019         (3,211)           (54)
   State and Local                         88            545             (2)
                                     --------       --------       --------
   Total                               10,107         (2,666)           (56)
                                     --------       --------       --------

 Total Income Tax Expense            $  6,504       $ 12,699       $  6,891
                                     ========       ========       ========

The income tax expense for the years ended December 31, differs from the amount computed by applying the expected federal income tax rate of 35% to income from operations before income taxes for the following reasons:

                                           2001           2000           1999
                                         --------       --------       --------
                                                       (In Thousands)

Expected Federal Income Tax Expense      $  7,734       $ 12,699       $  6,891
State and Local Income Taxes                  157            354            114
Non taxable investment income              (1,558)          (843)          (878)
Other                                         171            489            764
                                         --------       --------       --------
Total Income Tax Expense                 $  6,504       $ 12,699       $  6,891
                                         ========       ========       ========

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

                                                      2001          2000
                                                    --------      --------
                                                          (In Thousands)
Deferred Tax Assets
   Insurance Reserves                               $  7,331      $ 15,961
   Investments                                         1,061          (914)
                                                    --------      --------
   Deferred Tax Assets                                 8,392        15,047
                                                    --------      --------

Deferred Tax Liabilities
   Deferred Acquisition Costs                         35,233        34,249
   Net Unrealized (Gains) Losses on Securities         4,226          (723)
   Other                                               1,835         1,791
                                                    --------      --------
   Deferred Tax Liabilities                           41,294        35,317
                                                    --------      --------

Net Deferred Tax Liability                          $ 32,902      $ 20,270
                                                    ========      ========


Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets after valuation allowance. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of the deferred tax asset that is realizable. At December 31, 2001 and 2000, respectively, the Company had no federal operating loss carryforwards and $4 million of state operating loss carryforwards for tax purposes, which will expire in 2021.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

7.  INCOME TAXES (continued)

The Internal Revenue Service (the "Service") has completed all examinations of the consolidated federal income tax returns through 1992. The Service has examined the years 1993 through 1995. The Service has completed its examination of 1996 and has begun its examination of 1997 through 2000. Discussions are being held with the Service with respect to proposed adjustments. Management, however, believes there are adequate defenses against, or sufficient reserves to provide for such adjustments.

8.  STATUTORY NET INCOME AND SURPLUS

The Company is required to prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the New Jersey Department of Banking and Insurance. Statutory accounting practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions and valuing investments, deferred taxes, and certain assets on a different basis.

Statutory net income (loss) of the Company amounted to $(12.1) million, $21.3 million, and $20.2 million for the years ended December 31, 2001, 2000, and 1999, respectively. Statutory surplus of the Company amounted to $111.5 million and $294.3 million at December 31, 2001 and 2000, respectively.

In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance ("Codification"), which replaces the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting as of January 1, 2001. Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in certain areas. The Company has adopted the Codification guidance effective January 1, 2001. As a result of these changes, the Company reported an increase to statutory surplus of $7 million, primarily relating to the recognition of deferred tax assets.


9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values presented below have been determined using available market information and by applying valuation methodologies. Considerable judgment is applied in interpreting data to develop the estimates of fair value. Estimates of fair values may not be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The following methods and assumptions were used in calculating the estimated fair values (for all other financial instruments presented in the table, the carrying value approximates estimated fair value).

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

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)


The following table discloses the carrying amounts and estimated fair values of the Company's financial instruments at December 31:

                                                          2001                             2000
                                              --------------------------      ---------------------------
                                                Carrying       Estimated        Carrying        Estimated
                                                 Value        Fair Value          Value        Fair Value
                                              ----------      ----------      ----------       ----------
                                                                     (In Thousands)
Financial Assets:
   Fixed Maturities:
       Available for Sale                     $  490,734      $  490,734      $  612,851      $  612,851
       Held to Maturity                             --              --             7,470           7,259
   Policy loans                                  158,754         169,701         152,111         156,786
   Short-Term Investments                         32,983          32,983          28,759          28,759
   Cash and Cash Equivalents                      58,212          58,212          65,237          65,237
   Separate Accounts Assets                    1,631,113       1,631,113       1,805,584       1,805,584

Financial Liabilities:
   Investment Contracts                       $  117,694      $  117,694      $  102,255      $  102,255
   Cash Collateral for Loaned Securities          36,092          36,092          48,309          48,309
   Securities Sold Under Agreements
       to Repurchase                              18,514          18,514           9,754           9,754
   Separate Accounts Liabilities               1,631,113       1,631,113       1,805,584       1,805,584

10. DERIVATIVE AND OFF-BALANCE SHEET CREDIT-RELATED INSTRUMENTS

Adoption of Statement of Financial Accounting Standards No. 133

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended, on January 1, 2001. The adoption of this statement did not have a material impact on the results of operations of the Company.

Derivative Financial Instruments

A derivative is a financial instrument whose value is derived from interest rates, foreign exchange rates, financial indices, or the value of securities or commodities. Derivative financial instruments used by the Company include swaps, futures, forwards and option contracts and may be exchange-traded or contracted in the over-the-counter market. The Company uses derivative financial instruments to seek to reduce market risk from changes in interest rates and to alter interest rate or currency exposures arising from mismatches between assets and liabilities. All of the Company's derivatives are classified as other than trading. As of December 31, 2001, none of the Company's derivatives qualifies for hedge accounting treatment, therefore they are shown at fair value, with changes in fair value reported in current earnings.

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

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

10. DERIVATIVE AND OFF-BALANCE SHEET CREDIT-RELATED INSTRUMENTS (continued)

If futures meet hedge accounting criteria, changes in their fair value are deferred and recognized as an adjustment to the carrying value of the hedged item. Deferred gains or losses from the hedges for interest-bearing financial instruments are amortized as a yield adjustment over the remaining lives of the hedged item. Futures that do not qualify as hedges are carried at fair value with changes in value reported in current period earnings. The notional and fair value of futures contracts was $37.0 million and $.03 million at December 31, 2001, respectively. The notional and fair value of futures contracts was $3.6 million and $.1 million at December 31, 2000, respectively.

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


11. CONTINGENCIES AND LITIGATION

Prudential and the Company are subject to legal and regulatory actions in the ordinary course of their businesses, including class actions. Pending legal and regulatory actions include proceedings relating to aspects of the businesses and operations that are specific to the Company and Prudential and that are typical of the businesses in which the Company and Prudential operate. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

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

As of December 31, 2001, Prudential and/or the Company remained a party to approximately 44 individual sales practices actions filed by policyholders who "opted out" of the class action settlement relating to permanent life insurance policies issued in the United States between 1982 and 1995. In addition, there were 19 sales practices actions pending that were filed by policyholders who were members of the class and who failed to "opt out" of the class action settlement. Prudential and the Company believe that those actions are governed by the class settlement release and expects them to be enjoined and/or dismissed. Additional suits may be filed by class members who "opted out" of the class settlements or who failed to "opt out" but nevertheless seek to proceed against Prudential and/or the Company. A number of the plaintiffs in these cases seek large and/or indeterminate amounts, including punitive or exemplary damages. Some of these actions are brought on behalf of multiple plaintiffs. It is possible that substantial punitive damages might be awarded in any of these actions and particularly in an action involving multiple plaintiffs.

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

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

12. DIVIDENDS

The Company is subject to New Jersey law which requires any shareholder dividend or distribution must be filed with the New Jersey Commissioner of Insurance. Cash dividends may only be paid out of earned surplus derived from realized net profits. The Company received approval from the New Jersey Commissioner of Insurance to pay an extraordinary dividend to its Parent in 2001 of $186 million.


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

The Company is allocated estimated distribution expenses from Prudential's retail agency network for both its domestic life and annuity products. The Company has capitalized certain of these distribution expenses as deferred policy acquisition costs. Beginning April 1, 2000, Prudential and the Company agreed to revise the estimate of allocated distribution expenses to reflect a market based pricing arrangement.

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

Corporate Owned Life Insurance
The Company has sold a Corporate Owned Life Insurance ("COLI") policy to Prudential. The cash surrender value included in Separate Accounts was $165.7 million and $182.4 million at December 31, 2001 and December 31, 2000, respectively.

Reinsurance
The Company currently has a reinsurance agreement in place with Prudential ("the reinsurer"). The reinsurance agreement is a yearly renewable term agreement in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. These agreements had no material effect on net income for the years ended December 31, 2001, 2000, and 1999.

Debt Agreements
In July 1998, the Company established a revolving line of credit facility with Prudential Funding LLC, a wholly-owned subsidiary of Prudential. There is no outstanding debt relating to this credit facility as of December 31, 2001.