Form 10-Q
period 2002-03-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2002-05-15
CIK 1038509

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

                  For the quarterly period ended March 31, 2002

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission file number 333-18053

                          PRUCO LIFE INSURANCE COMPANY
                                  OF NEW JERSEY

             (Exact name of Registrant as specified in its charter)

               New Jersey                             22-2426091
----------------------------------------      --------------------------------
      (State or other jurisdiction,          (IRS Employer Identification No.)
      incorporation or organization)

                 213 Washington Street, Newark, New Jersey    07102
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 14, 2002. Common stock, par value of $5 per share:
400,000 shares outstanding

  Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and is therefore filing this Form with the reduced disclosure format.

================================================================================

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                          INDEX TO FINANCIAL STATEMENTS

                                                                                               Page No.
                                                                                               --------
Cover Page                                                                                         -
Index                                                                                              2
                         PART I - Financial Information
                         ------------------------------

Item 1. (Unaudited) Financial Statements

         Statements of Financial Position
         As of March 31, 2002 and December 31, 2001                                                3

         Statements of Operations and Comprehensive Income
         Three months ended March 31, 2002 and 2001                                                4

         Statements of Changes in Stockholder's Equity
         Periods ended March 31, 2002 and December 31, 2001 and 2000                               5

         Statements of Cash Flows
         Three months ended March 31, 2002 and 2001                                                6

                Notes to Financial Statements                                                      7

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations     9

                           PART II - Other Information
                           ---------------------------

Item 6. Exhibits and Reports on Form 8-K                                                          11
Signature Page                                                                                    12

Forward-Looking Statement Disclosure

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in the Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "includes," "plans," "assumes," "estimates," "projects," or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey ("the Company"). There can be no assurance that future developments affecting the Company will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation: general economic, market and political conditions, including the performance of financial markets, interest rate fluctuations and the continuing impact of the events of September 11; volatility in the securities markets; reestimates of our reserves for future policy benefits and claims; our exposure to contingent liabilities; catastrophe losses; investment losses and defaults; changes in our claims-paying or credit ratings; competition in our product lines and for personnel; fluctuations in foreign currency exchange rates and foreign securities markets; risks to our international operations; the impact of changing regulation or accounting practices; adverse litigation results; and changes in tax law. The Company does not intend, and is under no obligation to, update any particular forward-looking statement included in this document.

Pruco Life Insurance Company of New Jersey

Statements of Financial Position (Unaudited)
As of March 31, 2002 and December 31, 2001 (In Thousands)
--------------------------------------------------------------------------------

                                                                             March 31,       December 31,
                                                                                2002             2001
                                                                         ----------------- ----------------

ASSETS
Fixed maturities
   Available for sale, at fair value (amortized cost, 2001: $498,091;
   and 2000: $478,996)                                                       $  504,685       $  490,734
Policy loans                                                                    159,443          158,754
Short-term investments                                                           14,972           32,983
Other long-term investments                                                       2,943            2,614
                                                                            -----------      -----------
        Total investments                                                       682,043          685,085
Cash and cash equivalents                                                        78,171           58,212
Deferred policy acquisition costs                                               129,655          118,975
Accrued investment income                                                        11,387           10,399
Receivables from affiliate                                                       16,984           17,270
Other assets                                                                      5,099            3,919
Separate Account assets                                                       1,638,843        1,631,113
                                                                            -----------       ----------
TOTAL ASSETS                                                                $ 2,562,182      $ 2,524,973
                                                                            ===========      ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                              $  479,157       $  457,172
Future policy benefits and other policyholder liabilities                       120,817          119,400
Cash collateral for loaned securities                                            49,295           36,092
Securities sold under agreements to repurchase                                   18,422           18,514
Income taxes payable                                                             35,980           36,012
Other liabilities                                                                11,304           19,298
Separate Account liabilities                                                  1,638,843        1,631,113
                                                                            -----------      -----------
Total liabilities                                                           $ 2,353,818      $ 2,317,601
                                                                            -----------      -----------
Contingencies - (See Footnote 2)
Stockholder's Equity
Common stock, $5 par value;
      400,000 shares, authorized;
      issued and outstanding at
      March 31, 2002 and December 31, 2001                                        2,000            2,000
Paid-in-capital                                                                 128,689          128,689
Retained earnings                                                                75,447           72,959
Accumulated other comprehensive income                                            2,228            3,724
                                                                            -----------      -----------
Total stockholder's equity                                                      208,364          207,372
                                                                            -----------      -----------
TOTAL LIABILITIES AND
    STOCKHOLDER'S EQUITY                                                    $ 2,562,182      $ 2,524,973
                                                                            ===========      ===========

                       See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Operations and Comprehensive Income (Unaudited)
Three Months Ended March 31, 2002 and 2001 (In Thousands)
--------------------------------------------------------------------------------

                                                             Three months ended
                                                                  March 31,

                                                             2002             2001
                                                      ---------------- -----------------
 REVENUES

 Premiums                                                 $   4,083         $   2,912
 Policy charges and fee income                               13,283            10,648
 Net investment income                                       11,179            14,053
 Realized investment (losses) gains, net                     (2,132)              980
 Asset management fees                                           33               162
 Other income                                                   146               193
                                                         ----------       -----------

 Total revenues                                              26,592            28,948
                                                         ----------       -----------

 BENEFITS AND EXPENSES

 Policyholders' benefits                                      7,978             7,727
 Interest credited to policyholders' account balances         4,801             5,145
 General, administrative and other expenses                  10,346             9,679
                                                         ----------       -----------

 Total benefits and expenses                                 23,125            22,551
                                                         ----------       -----------

 Income from operations before income taxes                   3,467             6,397
                                                         ----------       -----------

 Income tax provision                                           979             2,114
                                                         ----------       -----------

 NET INCOME
                                                              2,488             4,283

 Net unrealized investment (losses) gains on
 securities, net of reclassification adjustment
 and taxes                                                   (1,496)            3,884
                                                         ----------       -----------

 TOTAL COMPREHENSIVE INCOME                                 $   992         $   8,167
                                                         ==========       ===========


                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Changes in Stockholder's Equity (Unaudited)
Periods ended March 31, 2002 and December 31, 2001 and 2000 (In Thousands)
--------------------------------------------------------------------------------


                                                                                Accumulated
                                                                                   other          Total
                                       Common      Paid - in -      Retained    comprehensive  stockholder's
                                        stock        capital        earnings    income (loss)      equity
                                      ---------    -----------   -----------    -------------  -------------

   Balance, January 1, 2000           $  2,000      $ 125,000    $  230,057      $   (6,088)     $ 350,969

      Net income                             -              -        23,584               -         23,584

      Change in net unrealized
      investment losses, net of
      reclassification and taxes             -              -             -           5,325          5,325
      Contribution                           -          3,689             -               -          3,689
                                      --------      ---------    ----------      ----------      ---------
   Balance, December 31, 2000            2,000        128,689       253,641            (763)       383,567

      Net income                             -              -        15,593               -         15,593

      Change in net unrealized
      investment gains, net of
      reclassification and taxes             -              -             -           4,487          4,487

      Policy credits issued to
      eligible policyholders                 -              -       (10,275)              -        (10,275)

      Dividend to Parent                     -              -      (186,000)              -       (186,000)
                                      --------      ---------    ----------      ----------      ---------
   Balance, December 31, 2001            2,000        128,689        72,959           3,724        207,372




      Net income                             -              -         2,488               -          2,488
      Change in net unrealized
      investment gains, net of
      reclassification and taxes             -              -             -          (1,496)        (1,496)
                                      --------      ---------    ----------      ----------      ---------
   Balance, March 31, 2002            $  2,000      $ 128,689    $   75,447      $    2,228      $ 208,364
                                      ========      =========    ==========      ==========      =========

                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Cash Flows (Unaudited)
Three Months Ended March 31, 2002 and 2001 (In Thousands)
--------------------------------------------------------------------------------

                                                                        Three months ended,
                                                                             March 31,

                                                                         2002           2001
                                                                     -----------------------------
   CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:
      Net income                                                        $  2,488      $   4,283
      Adjustments to reconcile net income to net cash (used in)
      provided by
         Operating activities:
         Policy charges and fee income                                    (2,721)        (2,506)
         Interest credited to policyholders' account balances              4,801          5,145
         Realized investment losses (gains), net                           2,132           (980)
         Amortization and other non-cash items                             3,368         (9,738)
         Change in:
           Future policy benefits and other policyholders'                 1,417            697
           liabilities
           Accrued investment income                                        (988)          (326)
           Policy loans                                                     (689)        (2,571)
           Receivable from affiliates                                        286          2,153
           Deferred policy acquisition costs                             (10,680)         5,268
           Income taxes payable                                              (32)         4,219
           Other, net                                                       (178)         3,124
                                                                        --------      ---------
   Cash Flows (Used in) From Operating Activities                           (796)         8,768
                                                                        --------      ---------
   CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from the sale/maturity of:
         Fixed maturities available for sale                              45,125        229,229
      Payments for the purchase of:
         Fixed maturities available for sale                             (66,176)      (248,654)
      Cash collateral for loaned securities, net                          13,203         17,284
      Securities sold under agreements to repurchase, net                    (92)        (9,754)
        Other long-term investments                                         (480)            37
      Short term investments, net                                         18,011         23,191
                                                                        --------      ---------
   Cash Flows From Investing Activities                                    9,591         11,333
                                                                        --------      ---------
   CASH FLOWS FROM FINANCING ACTIVITIES:
      Policyholders' account balances:
         Deposits                                                         34,794         27,034
         Withdrawals                                                     (14,634)       (21,171)
       Cash payments to eligible policyholders                            (8,996)             -
                                                                        --------      ---------
   Cash Flows From Financing Activities                                   11,164          5,863
                                                                        --------      ---------
   Net increase in Cash and cash equivalents                              19,959         25,964
   Cash and cash equivalents, beginning of year                           58,212         65,237
                                                                        --------      ---------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 78,171      $  91,201
                                                                        ========      =========

                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements (Unaudited)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q on the basis of accounting principles generally accepted in the United States. These interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair presentation of the results of operations and financial condition of the Pruco Life Insurance Company of New Jersey ("the Company"), for the interim periods presented. The Company is a wholly-owned subsidiary of the Pruco Life Insurance Company ("Pruco Life") which in turn is a wholly-owned subsidiary of The Prudential Insurance Company of America ("Prudential"). Prudential is a wholly owned subsidiary of Prudential Financial, Inc. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. Certain amounts in the Company's prior year financial statements have been reclassified to conform to the 2002 presentation. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

As of March 31, 2002, Prudential and/or the Company remained a party to approximately 42 individual sales practices actions filed by policyholders who "opted out" of the class action settlement relating to permanent life insurance policies issued in the United States between 1982 and 1995. In addition, there were 18 sales practices actions pending that were filed by policyholders who were members of the class and who failed to "opt out" of the class action settlement. Prudential and the Company believe that those actions are governed by the class settlement release and expect them to be enjoined and/or dismissed. Additional suits may be filed by class members who "opted out" of the class settlements or who failed to "opt out" but nevertheless seek to proceed against Prudential and/or the Company. A number of the plaintiffs in these cases seek large and/or indeterminate amounts, including punitive or exemplary damages. Some of these actions are brought on behalf of multiple plaintiffs. It is possible that substantial punitive damages might be awarded in any of these actions and particularly in an action involving multiple plaintiffs.

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

Expense Charges and Allocations
All of the Company's expenses are allocations or charges from Prudential or other affiliates. These expenses can be grouped into the following categories: general and administrative expenses and retail distribution expenses.

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

The Company is allocated estimated distribution expenses from Prudential's retail agency network for both its domestic life and annuity products. The estimate of allocated distribution expenses is intended to reflect a market based pricing arrangement. The Company has capitalized the majority of these distribution expenses as deferred policy acquisition costs.

Corporate Owned Life Insurance
The Company has sold a Corporate Owned Life Insurance ("COLI") policy to Prudential. The cash surrender value included in Separate Accounts was $169.1 million and $165.7 million at March 31, 2002 and December 31, 2001, respectively.

Reinsurance
The Company currently has a reinsurance agreement in place with Prudential ("the reinsurer"). The reinsurance agreement is a yearly renewable term agreement in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. These agreements had no material effect on net income for the periods ended March 31, 2002 and 2001.

Debt Agreements
In July 1998, the Company established a revolving line of credit facility with Prudential Funding LLC, a wholly-owned subsidiary of Prudential. There is no outstanding debt relating to this credit facility as of March 31, 2002 or December 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is filing this form with reduced disclosure.

1. Analysis of Financial Condition

Total assets of the Company increased $37.2 million from $2,525.0 million to $2,562.2 million during the first three months of 2002. Cash and cash equivalents increased $20.0 million mainly from increased securities lending activities. Deferred acquisition costs ("DAC") increased $10.7 million from capitalization of commissions. Separate Account assets increased by $7.7 million primarily from the payment of policy credits to Separate Account Policyholders.

Total liabilities of the Company increased $36.2 million during the first three months of 2002 from $2,317.6 million to $2,353.8 million. Policyholder Account balances increased $22.0 million mainly from annuity deposits. Securities lending activity increased by $13.1 million. Corresponding with the asset change, Separate Account liabilities increased by $7.7 million primarily from the payment of policy credits to Separate Account Policyholders. Other liabilities decreased $8.0 million mainly due to the payment of policy credits to Separate Account policyholders, which had been accrued in other liabilities at December 31, 2001.


2. Results of Operations

Net Income
Net income for the three months ended March 31, 2002 was $2.5 million, a decrease of $1.8 million from the first quarter of 2001. The main factors in the decline in net income are realized investment losses and lower net investment income offset partially by higher policy charges and premiums.

Revenues
Revenues decreased by $2.4 million from the prior year comparable period. The change in realized investment losses/gains between the two periods decreased income by $3.1 million. This change resulted primarily from the realization of losses on sales of fixed maturities in 2002 from credit related sales compared to gains on sales in the prior year as interest rates were declining in 2001. Net investment income is lower by $2.9 million due to lower yields available and a decrease in the portfolio size from March 2001, mainly from the $186 million dividend paid in December 2001. Policy charges and fee income increased by $2.6 million primarily driven by an increase in charges for assuming mortality and expense risks due to the growth in the in force business. Premiums increased $1.2 million from higher term insurance sales and renewals of the Term Essential and Term Elite products of $2.8 million. This was partially offset by decreased term insurance issued under policy provisions to customers who previously had lapsing variable life insurance with the Company.

Benefits and Expenses
Total benefits and expenses increased by $.6 million. General, administrative and other expenses increased by $.7 million from the prior year comparable period mainly from increases to salary expenses. Policyholder benefits increased by $.3 million mainly as a result of higher death and surrender benefits and increases for term insurance reserves. This was partially offset by lower reserves as a result of the lower amount of term insurance issued in 2002 under policy provisions to customers who previously had lapsing variable life insurance with the Company. Interest credited to policyholder account balances decreased by $.3 million despite growth in policyholder account balances as interest crediting rates were decreased in reaction to the declining investment portfolio yields.

3. Liquidity and Capital Resources

Principal cash flow sources are investment and fee income, investment maturities and sales, and premiums and fund deposits. These cash inflows may be supplemented by financing activities through other Prudential affiliates.

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

The Company had $2.6 billion of assets at March 31, 2002 compared to $2.5 billion at December 31, 2001, of which $1.6 billion were held in Separate Accounts at March 31, 2002 and December 31, 2001 under variable life insurance policies and variable annuity contracts. The remaining assets consisted primarily of investments and deferred policy acquisition costs.

                                     PART II

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

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  (Registrant)




Signature                                   Title                                       Date
---------                                   -----                                       ----


_______________________________             Executive Vice President                    May 14, 2002
Andrew J. Mako


_______________________________             Vice President and                          May 14, 2002
William J. Eckert, IV                       Chief Accounting Officer

