Form 10-Q
period 2002-06-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2002-08-14
CIK 1038509

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-        EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the quarterly period ended June 30, 2002

                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission file number 333-18053

                          PRUCO LIFE INSURANCE COMPANY
                                  OF NEW JERSEY

             (Exact name of Registrant as specified in its charter)

         New Jersey                                       22-2426091
------------------------------------            -------------------------------
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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 14, 2002. Common stock, par value of $5 per share: 400,000 shares outstanding

       Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
                     is therefore filing this Form with the
                           reduced disclosure format.

================================================================================


                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------
                                                                                                         Page No.
                                                                                                         --------
         Cover Page                                                                                         -

         Index                                                                                              2
                         PART I - Financial Information
                         ------------------------------

         Item 1.  (Unaudited) Financial Statements

                           Statements of Financial Position
                           As of June 30, 2002 and December 31, 2001                                        3

                           Statements of Operations and Comprehensive Income
                           Three and Six months ended June 30, 2002 and 2001                                4

                           Statements of Changes in Stockholder's Equity
                           Periods ended June 30, 2002 and December 31, 2001 and 2000                       5

                           Statements of Cash Flows
                           Six months ended June 30, 2002 and 2001                                          6

                  Notes to Financial Statements                                                             7

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations     9


                           PART II - Other Information
                           ---------------------------

         Item 6.  Exhibits and Reports on Form 8-K                                                         11

         Signature Page                                                                                    12

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

Pruco Life Insurance Company of New Jersey

Statements of Financial Position (Unaudited)
As of June 30, 2002 and December 31, 2001 (In Thousands)
--------------------------------------------------------------------------------------------------------------------------



                                                                                                June 30,       December 31,
                                                                                                  2002             2001
                                                                                               ----------       ----------
ASSETS
Fixed maturities:
   Available for sale, at fair value (amortized cost, 2002: $530,199; and 2001: $478,996)      $  542,538       $  490,734
Policy loans                                                                                      159,308          158,754
Short-term investments                                                                             18,896           32,983
Other long-term investments                                                                         3,300            2,614
                                                                                               ----------       ----------
        Total investments                                                                         724,042          685,085
Cash and cash equivalents                                                                          48,082           58,212
Deferred policy acquisition costs                                                                 131,895          118,975
Accrued investment income                                                                          11,081           10,399
Receivables from affiliates                                                                        16,452           17,270
Other assets                                                                                        7,257            3,919
Separate Account assets                                                                         1,517,948        1,631,113
                                                                                               ----------       ----------
TOTAL ASSETS                                                                                   $2,456,757       $2,524,973
                                                                                               ==========       ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                                                $  494,680       $  457,172
Future policy benefits and other policyholder liabilities                                         121,952          119,400
Cash collateral for loaned securities                                                              35,249           36,092
Securities sold under agreements to repurchase                                                     25,446           18,514
Income taxes payable                                                                               37,394           36,012
Other liabilities                                                                                  13,596           19,298
Separate Account liabilities                                                                    1,517,948        1,631,113
                                                                                               ----------       ----------
Total liabilities                                                                               2,246,265        2,317,601
                                                                                               ----------       ----------
Contingencies - (See Footnote 2)
Stockholder's Equity
Common stock, $5 par value;
      400,000 shares, authorized;
      issued and outstanding at
      June 30, 2002 and December 31, 2001                                                           2,000            2,000
Paid-in-capital                                                                                   128,689          128,689
Retained earnings                                                                                  75,749           72,959
Accumulated other comprehensive income                                                              4,054            3,724
                                                                                               ----------       ----------
Total stockholder's equity                                                                        210,492          207,372
                                                                                               ----------       ----------
TOTAL LIABILITIES AND
    STOCKHOLDER'S EQUITY                                                                       $2,456,757       $2,524,973
                                                                                               ==========       ==========


                        See Notes to Financial Statements

   Pruco Life Insurance Company of New Jersey

   Statements of Operations and Comprehensive Income (Unaudited)
   Three and Six Months Ended June 30, 2002 and 2001 (In Thousands)
------------------------------------------------------------------------------------------------

                                                      Six months ended       Three months ended
                                                          June 30,                June 30,

                                                       2002      2001        2002          2001
                                                     -------    -------     -------      -------
      REVENUES

      Premiums                                       $ 9,322    $ 7,326     $ 5,239      $ 4,414
      Policy charges and fee income                   28,564     24,330      15,281       13,682
      Net investment income                           22,535     27,943      11,356       13,890
      Realized investment (losses) gains, net         (5,523)       175      (3,391)        (805)
      Asset management fees                              233        299         200          137
      Other income                                       340        210         194           17
                                                     -------    -------     -------      -------

      Total revenues                                  55,471     60,283      28,879       31,335
                                                     -------    -------     -------      -------

      BENEFITS AND EXPENSES

      Policyholders' benefits                         15,402     17,164       7,424        9,437
      Interest credited to policyholders' account
      balances                                         9,837     10,344       5,036        5,199
      General, administrative and other expenses      26,011     19,628      15,665        9,949
                                                     -------    -------     -------      -------

      Total benefits and expenses                     51,250     47,136      28,125       24,585
                                                     -------    -------     -------      -------

      Income from operations before income taxes       4,221     13,147         754        6,750
                                                     -------    -------     -------      -------

      Income tax provision                             1,431      3,954         452        1,840
                                                     -------    -------     -------      -------

      NET INCOME                                       2,790      9,193         302        4,910
                                                     -------    -------     -------      -------

      Net unrealized investment gains (losses) on
      securities, net of reclassification adjustment     330      2,111       1,826       (1,773)
      and taxes
                                                     -------    -------     -------      -------

      TOTAL COMPREHENSIVE INCOME                     $ 3,120    $11,304     $ 2,128      $ 3,137
                                                     =======    =======     =======      =======






                        See Notes to Financial Statements

   Pruco Life Insurance Company of New Jersey

   Statements of Changes in Stockholder's Equity (Unaudited) Periods ended June
   30, 2002 and December 31, 2001 and 2000 (In Thousands)
----------------------------------------------------------------------------------------------------------


                                                                                Accumulated
                                                                                   other          Total
                                      Common      Paid - in -      Retained    comprehensive  stockholder's
                                       stock        capital        earnings    income (loss)      equity
                                   -----------    -----------      --------    -------------  -------------
   Balance, January 1, 2000           $  2,000      $ 125,000      $ 230,057     $  (6,088)      $ 350,969

      Net income                             -              -         23,584             -          23,584
      Contribution                           -          3,689              -             -           3,689
      Change in net unrealized
      investment losses, net of
      reclassification and taxes             -              -              -         5,325           5,325
                                      --------      ---------      ---------     ---------       ---------
   Balance, December 31, 2000            2,000        128,689        253,641          (763)        383,567

      Net income                             -              -         15,593             -          15,593
      Dividend to Parent                     -              -       (186,000)            -        (186,000)
      Policy credits issued to
      Eligible policyholders                 -              -        (10,275)            -         (10,275)
      Change in net unrealized
      investment losses, net
      of
      reclassification and taxes             -              -              -         4,487           4,487
                                      --------      ---------      ---------     ---------       ---------
   Balance, December 31, 2001            2,000        128,689         72,959         3,724         207,372

      Net income                             -              -          2,790             -           2,790
      Change in net unrealized
      investment gains, net of               -              -              -           330             330
      reclassification and taxes
                                      --------      ---------      ---------     ---------       ---------
   Balance, June 30, 2002             $  2,000      $ 128,689      $  75,749     $   4,054       $ 210,492
                                      ========      =========      =========     =========       =========






                        See Notes to Financial Statements

   Pruco Life Insurance Company of New Jersey

   Statements of Cash Flows (Unaudited)
   Six Months Ended June 30, 2002 and 2001 (In Thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                    Six months ended,
                                                                                                        June 30,

                                                                                                  2002           2001
                                                                                                ---------      ---------
   CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                                $   2,790      $   9,193
      Adjustments to reconcile net income to net cash provided by (used in)
         Operating activities:
         Policy charges and fee income                                                             (5,589)        (5,634)
         Interest credited to policyholders' account balances                                       9,837         10,344
         Realized investment (gains) losses, net                                                    5,523           (175)
         Amortization and other non-cash items                                                       (825)        (8,173)
         Change in:
           Future policy benefits and other policyholders'
           liabilities                                                                              2,552          4,069
           Accrued investment income                                                                 (682)         1,301
           Policy loans                                                                              (554)        (3,992)
           Receivables from affiliates                                                                818          5,953
           Deferred policy acquisition costs                                                      (12,920)        (1,398)
           Income taxes payable                                                                     1,382         (2,208)
           Other, net                                                                                  81         17,907
                                                                                                ---------      ---------
   Cash Flows From Operating Activities                                                             2,413         27,187
                                                                                                ---------      ---------
   CASH FLOWS USED IN INVESTING ACTIVITIES:
      Proceeds from the sale/maturity of:
         Fixed maturities available for sale                                                      123,752        420,381
      Payments for the purchase of:
         Fixed maturities available for sale                                                     (179,568)      (461,889)
      Cash collateral for loaned securities, net                                                     (843)           557
      Securities sold under agreements to repurchase, net                                           6,932          4,439
      Other long-term investments, net                                                             (1,655)           350
      Short term investments, net                                                                  14,084         23,532
                                                                                                ---------      ---------
   Cash Flows Used in Investing Activities                                                        (37,298)       (12,630)
                                                                                                ---------      ---------
   CASH FLOWS FROM FINANCING ACTIVITIES:
      Policyholders' account balances:
         Deposits                                                                                  69,699         45,437
         Withdrawals                                                                              (35,823)       (35,579)
      Cash payments to eligible policyholders                                                      (9,121)             -
                                                                                                ---------      ---------
   Cash Flows From Financing Activities                                                            24,755          9,858
                                                                                                ---------      ---------
   Net (decrease) increase in Cash and cash equivalents                                           (10,130)        24,415
   Cash and cash equivalents, beginning of year                                                    58,212         65,237
                                                                                                ---------      ---------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $  48,082      $  89,652
                                                                                                =========      =========


                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements (Unaudited)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q on the basis of accounting principles generally accepted in the United States. These interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair presentation of the results of operations and financial condition of the Pruco Life Insurance Company of New Jersey ("the Company"), for the interim periods presented. The Company is a wholly owned subsidiary of the Pruco Life Insurance Company ("Pruco Life"), which in turn is a wholly owned subsidiary of The Prudential Insurance Company of America ("Prudential"). Prudential is a wholly owned subsidiary of Prudential Financial, Inc. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. Certain amounts in the Company's prior year financial statements have been reclassified to conform to the current year presentation. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2. CONTINGENCIES AND LITIGATION

Contingencies
On an ongoing basis, our internal supervisory and control functions review the quality of our sales, marketing and other customer interface procedures and practices and may recommend modifications or enhancements. In certain cases, if appropriate, we may offer customers remediation and may incur charges, including the cost of such remediation, administrative costs and regulatory fines.

It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected as a result of payments in connection with the matters discussed above depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that the ultimate payments in connection with these matters should not have a material adverse effect on the Company's financial position.

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

As of June 30, 2002, Prudential and/or the Company remained a party to approximately 40 individual sales practices actions filed by policyholders who "opted out" of the class action settlement relating to permanent life insurance policies issued in the United States between 1982 and 1995. In addition, there were 17 sales practices actions pending that were filed by policyholders who were members of the class and who failed to "opt out" of the class action settlement. Prudential and the Company believe that those actions are governed by the class settlement release and expect them to be enjoined and/or dismissed. Additional suits may be filed by class members who "opted out" of the class settlements or who failed to "opt out" but nevertheless seek to proceed against Prudential and/or the Company. A number of the plaintiffs in these cases seek large and/or indeterminate amounts, including punitive or exemplary damages. Some of these actions are brought on behalf of multiple plaintiffs. It is possible that substantial punitive damages might be awarded in any of these actions and particularly in an action involving multiple plaintiffs.

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

Corporate Owned Life Insurance
The Company has sold a Corporate Owned Life Insurance ("COLI") policy to Prudential. The cash surrender value included in Separate Accounts was $168.9 million and $165.7 million at June 30, 2002 and December 31, 2001, respectively.

Reinsurance
The Company currently has a reinsurance agreement in place with Prudential ("the reinsurer"). The reinsurance agreement is a yearly renewable term agreement in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. These agreements had no material effect on net income for the periods ended June 30, 2002 and 2001.

Debt Agreements
In July 1998, the Company established a revolving line of credit facility with Prudential Funding LLC, a wholly-owned subsidiary of Prudential. There is no outstanding debt relating to this credit facility as of June 30, 2002 or December 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is filing this form with reduced disclosure.

1. Analysis of Financial Condition

Total assets of the Company decreased $68.2 million from $2,525.0 million to $2,456.8 million during the first six months of 2002. Separate Account assets decreased $113.2 million as a result of market value declines. Partially offsetting this, was an increase in fixed maturities of $51.8 million from investing policyholder deposits.

Total liabilities of the Company decreased $71.3 million during the first six months of 2002 from $2,317.6 million to $2,246.3 million. Corresponding with the asset change, Separate Account liabilities decreased by $113.2 million resulting from market value declines. Policyholder Account balances increased $37.5 million mainly from annuity deposits.


2. Results of Operations

Net Income for the six months ended June 30, 2002 and June 30, 2001
-------------------------------------------------------------------

Net Income
Net income for the six months ended June 30, 2002 was $2.8 million, a decrease of $6.4 million from the first six months of 2001. The main factors in the decline in net income are lower realized investment gains and investment income, and higher amortization of deferred acquisition costs ("DAC"). These declines were partially offset by higher policy charges and fee income and premiums.

Revenues
Revenues decreased by $4.8 million from the prior year comparable period. The change in realized investment losses/gains between the two periods decreased income by $5.7 million. This change resulted primarily from the realization of losses on sales of fixed maturities in 2002 from credit related sales compared to gains on sales in the prior year from declining interest rates. Net investment income is lower by $5.4 million due to lower yields available on investment in fixed maturities and short-term investments and a lower fixed maturity balance.

Policy charges and fee income increased by $4.2 million primarily driven by an increase in charges for assuming mortality and expense risks due to the growth in the life insurance in-force business. The life insurance in-force business (excluding term insurance) grew to $7.6 billion at June 30, 2002 from $6.9 billion at both June 30 and December 31, 2001. This was partially offset by a decrease in annuity policy charges and fees due to decreased fund values as a result of unfavorable market performance. Premiums increased $2.0 million from higher term insurance sales and renewals of the Term Essential and Term Elite products of $5.5 million. This was partially offset by decreased extended term insurance, which represents term insurance issued under policy provisions to customers who previously had lapsing variable life insurance with the Company.

Benefits and Expenses
Policyholder benefits are $1.8 million lower than the prior year from decreases to reserves of $3.2 million partially offset by higher death and surrender benefits. Reserves are lower as a result of the lower amount of extended term insurance issued in 2002, partially offset by higher reserves for term insurance. Interest credited to policyholder account balances decreased by $0.5 million despite growth in policyholder account balances as interest crediting rates were decreased in reaction to the declining investment portfolio yields.

General, administrative and other expenses increased by $6.4 million from the prior year comparable period. The decline in our Separate Account assets resulting from unfavorable market conditions contributed to increased amortization of DAC of $4.4 million reflecting a decrease in expected future gross profits. Continued deterioration in market conditions may result in further increases in the amortization of DAC. Commissions, net of capitalization also increased due to higher sales and renewals than the prior year.

Net Income for the three months ended June 30, 2002 and June 30, 2001
---------------------------------------------------------------------

Net income
Net income declined $4.6 million from the prior year comparable quarter. The majority of this decrease resulted from the increase in DAC amortization of $
5.6 million as a result of unfavorable market conditions.

Revenues
Revenues are lower than the prior year quarter by $2.5 million. Investment results were $5.1 million lower due to credit related realized losses and lower investment income from decreased yields on fixed maturities and short-term investments. Policy charges increased $1.6 million from growth in the life insurance in-force business. Premiums increased $0.8 million from higher term insurance offset partially by lower extended term premiums.

Benefits and Expenses
Policyholder benefits are lower by $2.0 million related to reserve decreases for extended term premiums, partially offset by higher term insurance reserves. General, administrative, and other expenses increased $5.7 million. The decline in our Separate Account assets resulting from unfavorable market conditions contributed to increased amortization of DAC of $5.6 million reflecting a decrease in expected future gross profits.

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

The Company had $2.5 billion of assets at June 30, 2002 and December 31, 2001, of which $1.5 billion and $1.6 billion were held in Separate Accounts at June 30, 2002 and December 31, 2001, respectively, under variable life insurance policies and variable annuity contracts. The remaining assets consisted primarily of investments and deferred policy acquisition costs.

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

         4(a) Market-Value Adjustment Annuity Contract is incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-18053, as filed November 17, 1995.

         4(b) Market-Value Adjustment Annuity Contract is incorporated by reference to the Company's registration statement on Form S-3, Registration No. 333-62246, as filed on April 12, 2002.

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

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  (Registrant)



Signature                                   Title                                       Date
---------                                   -----                                       ----


/s/ Andrew J. Mako                          Executive Vice President                    August 14, 2002
-------------------------------             (Authorized Signatory)
Andrew J. Mako


/s/ William J. Eckert, IV                   Vice President and                          August 14, 2002
-------------------------------             Chief Accounting Officer
William J. Eckert, IV                       (Principal Accounting Officer)