Form 10-Q
period 2002-09-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2002-11-14
CIK 1038509

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

                For the quarterly period ended September 30, 2002

                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 33-18053

                          PRUCO LIFE INSURANCE COMPANY
                                  OF NEW JERSEY

             (Exact name of Registrant as specified in its charter)

New Jersey                                                 22-2426091
--------------------------------               ---------------------------------
(State or other                                (IRS Employer Identification No.)
jurisdiction, incorporation or organization)

                 213 Washington Street, Newark, New Jersey 07102
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (973) 802-3274
               ---------------------------------------------------
              (Registrant's Telephone Number, including area code)

        Securities registered pursuant to Section 12 (b) of the Act: NONE Securities registered pursuant to Section 12 (g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      --   --

         State the aggregate market value of the voting stock held by non-affiliates of the registrant: NONE

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 14, 2002. Common stock, par value of $5 per share: 400,000 shares outstanding

                  Pruco Life Insurance Company of New Jersey meets the
                    conditions set forth in General Instruction (H) (1)
                      (a) and (b) on Form 10-Q and is therefore filing this
                        Form with the reduced disclosure format.

================================================================================

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                        Page No.
                                                                        --------

   Cover Page

   Index                                                                    2
                         PART I - Financial Information
                         ------------------------------

   Item 1.  (Unaudited) Financial Statements

                  Statements of Financial Position As of
                  September 30, 2002 and December 31, 2001                  3

                  Statements of Operations and Comprehensive
                  Income Nine and Three months ended
                  September 30, 2002 and 2001                               4

                  Statements of Changes in Stockholder's Equity
                  Periods ended September 30, 2002 and
                  December 31, 2001 and 2000                                5

                  Statements of Cash Flows Nine months ended
                  September 30, 2002 and 2001                               6

            Notes to Financial Statements                                   7

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       9

   Item 4.  Controls and Procedures                                        11

                           PART II - Other Information
                           ---------------------------

   Item 6.  Exhibits and Reports on Form 8-K                               12

   Signature Page                                                          13

   Certifications                                                          14

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

Pruco Life Insurance Company of New Jersey

Statements of Financial Position (Unaudited) As of September 30, 2002 and December 31, 2001 (In Thousands)
--------------------------------------------------------------------------------

                                                                              September 30,    December 31,
                                                                                    2002           2001
                                                                              -------------   -------------
ASSETS
Fixed maturities:
   Available for sale, at fair value (amortized cost, 2002: $520,510; and
   2001: $478,996)                                                             $   541,702      $  490,734
Policy loans                                                                       158,945         158,754
Short-term investments                                                              20,464          32,983
Other long-term investments                                                          3,875           2,614
                                                                             --------------   -------------
        Total investments                                                          724,986         685,085
Cash and cash equivalents                                                           89,255          58,212
Deferred policy acquisition costs                                                  130,216         118,975
Accrued investment income                                                           12,224          10,399
Receivables from affiliates                                                         21,391          17,270
Other assets                                                                         9,610           3,919
Separate Account assets                                                          1,355,440       1,631,113
                                                                             --------------   -------------
TOTAL ASSETS                                                                   $ 2,343,122      $2,524,973
                                                                             ==============   =============

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                                $   514,155      $  457,172
Future policy benefits and other policyholder liabilities                          127,733         119,400
Cash collateral for loaned securities                                               40,348          36,092
Securities sold under agreements to repurchase                                      39,650          18,514
Income taxes payable                                                                35,756          36,012
Other liabilities                                                                   14,783          19,298
Separate Account liabilities                                                     1,355,440       1,631,113
                                                                             --------------   -------------
Total liabilities                                                              $ 2,127,865       2,317,601
                                                                             --------------   -------------
Contingencies - (See Footnote 2)
Stockholder's Equity
Common stock, $5 par value;
      400,000 shares, authorized;
      issued and outstanding at
      September 30, 2002 and December 31, 2001                                       2,000           2,000
Paid-in-capital                                                                    128,689         128,689
Retained earnings                                                                   77,267          72,959
Accumulated other comprehensive income                                               7,301           3,724
                                                                             --------------   -------------
Total stockholder's equity                                                         215,257         207,372
                                                                             --------------   -------------
TOTAL LIABILITIES AND
    STOCKHOLDER'S EQUITY                                                      $  2,343,122      $2,524,973
                                                                             ==============   =============

                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Operations and Comprehensive Income (Unaudited) Nine and Three Months Ended September 30, 2002 and 2001 (In Thousands)
--------------------------------------------------------------------------------

                                                            Nine months ended           Three months ended
                                                              September 30,                September 30,

                                                            2002          2001          2002          2001
                                                       ------------  ------------  ------------  ------------
REVENUES
Premiums                                                $  16,352     $  10,477      $  7,030      $  3,151
Policy charges and fee income                              43,355        37,076        14,791        12,746
Net investment income                                      34,423        42,731        11,888        14,788
Realized investment losses                                 (8,709)       (6,486)       (3,186)       (6,661)
Asset management fees                                         360           472           127           173
Other income                                                  911           538           571           328
                                                       ------------  ------------  ------------  ------------

Total revenues                                             86,692        84,808        31,221        24,525
                                                       ------------  ------------  ------------  ------------

BENEFITS AND EXPENSES

Policyholders' benefits                                    24,533        23,402         9,131         6,238
Interest credited to policyholders' account balances       15,135        15,524         5,298         5,180
General, administrative and other expenses                 44,728        30,505        18,717        10,877
                                                       ------------  ------------  ------------  ------------

Total benefits and expenses                                84,396        69,431        33,146        22,295
                                                       ------------  ------------  ------------  ------------

Income from operations before income taxes                  2,296        15,377        (1,925)        2,230
                                                       ------------  ------------  ------------  ------------

Income tax (benefit) provision                             (2,012)        4,398        (3,443)          444
                                                       ------------  ------------  ------------  ------------

NET INCOME                                               $  4,308     $  10,979       $ 1,518      $  1,786
                                                       ------------  ------------  ------------  ------------

Net unrealized investment gains on securities,
net of reclassification adjustment and taxes                3,577         6,785         3,247         4,674
                                                       ------------  ------------  ------------  ------------

TOTAL COMPREHENSIVE INCOME                               $  7,885     $  17,764       $ 4,765      $  6,460
                                                       ============  ============  ============  ============


                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Changes in Stockholder's Equity (Unaudited) Periods ended September 30, 2002 and December 31, 2001 and 2000 (In Thousands)
--------------------------------------------------------------------------------

                                                                               Accumulated
                                                                                  other          Total
                                     Common      Paid - in -     Retained     comprehensive  stockholder's
                                      stock        capital       earnings     income (loss)      Equity
                                   -----------  -------------  -------------  -------------  -------------
Balance, January 1, 2000            $   2,000      $ 125,000      $ 230,057      $  (6,088)     $ 350,969

   Net income                               -              -         23,584              -         23,584
   Contribution                             -          3,689              -              -          3,689
   Change in net unrealized
   investment losses, net of
   reclassification and taxes               -              -              -          5,325          5,325
                                   -----------  -------------  -------------  -------------  -------------
Balance, December 31, 2000              2,000        128,689        253,641          (763)        383,567

   Net income                               -              -         15,593              -         15,593
   Dividend to Parent                       -              -      (186,000)              -      (186,000)
   Policy credits issued to
   Eligible policyholders                   -              -       (10,275)              -       (10,275)
   Change in net unrealized
   investment losses, net of
   reclassification and taxes               -              -              -          4,487          4,487
                                   -----------  -------------  -------------  -------------  -------------
Balance, December 31, 2001              2,000        128,689         72,959          3,724        207,372

   Net income                               -              -          4,308              -          4,308
   Change in net unrealized
   investment gains, net of
   reclassification and taxes               -              -              -          3,577          3,577
                                   -----------  -------------  -------------  -------------  -------------
Balance, September 30, 2002         $   2,000      $ 128,689      $  77,267       $  7,301      $ 215,257

                                   ===========  =============  =============  =============  =============


                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2002 and 2001 (In Thousands)
------------------------------------------------------------

                                                                                    Nine months ended,
                                                                                       September 30,

                                                                                   2002            2001
                                                                               ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $  4,308       $  10,979
   Adjustments to reconcile net income to net cash provided by (used in)
      Operating activities:
      Policy charges and fee income                                                 (8,733)         (7,442)
      Interest credited to policyholders' account balances                          15,135          15,524
      Realized investment losses, net                                                8,709           6,486
      Amortization and other non-cash items                                         (7,350)        (15,305)
      Change in:
        Future policy benefits and other policyholders' liabilities                  8,333           7,116
        Accrued investment income                                                   (1,825)           (702)
        Policy loans                                                                  (191)         (5,493)
        Receivables from affiliates                                                 (4,121)          4,280
        Deferred policy acquisition costs                                          (11,241)          5,094
        Income taxes payable                                                          (256)            870
        Other, net                                                                  (1,085)          4,990
                                                                               ------------   -------------
Cash Flows From Operating Activities                                                 1,683          26,397
                                                                               ------------   -------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Proceeds from the sale/maturity of:
      Fixed maturities available for sale                                          201,939         533,252
   Payments for the purchase of:
      Fixed maturities available for sale                                         (250,830)       (569,062)
   Cash collateral for loaned securities, net                                        4,256          (4,757)
   Securities sold under agreements to repurchase, net                              21,136           9,931
     Other long-term investments, net                                               (2,732)           (423)
   Short term investments, net                                                      12,516          16,679
                                                                               ------------   -------------
Cash Flows Used In Investing Activities                                            (13,715)        (14,380)
                                                                               ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Policyholders' account balances:
      Deposits                                                                     109,014          60,975
      Withdrawals                                                                  (56,818)        (55,455)
   Cash payments to eligible policyholders                                          (9,121)              -
                                                                               ------------   -------------
Cash Flows From Financing Activities                                                43,075           5,520
                                                                               ------------   -------------
Net increase in Cash and cash equivalents                                           31,043          17,537
Cash and cash equivalents, beginning of year                                        58,212          65,237
                                                                               ------------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $89,255         $82,774
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

As of September 30, 2002, Prudential and/or the Company remained a party to approximately 40 individual sales practices actions filed by policyholders who "opted out" of the class action settlement relating to permanent life insurance policies issued in the United States between 1982 and 1995. In addition, there were 20 sales practices actions pending that were filed by policyholders who were members of the class and who failed to "opt out" of the class action settlement. Prudential and the Company believe that those actions are governed by the class settlement release and expect them to be enjoined and/or dismissed. Additional suits may be filed by class members who "opted out" of the class settlements or who failed to "opt out" but nevertheless seek to proceed against Prudential and/or the Company. A number of the plaintiffs in these cases seek large and/or indeterminate amounts, including punitive or exemplary damages. Some of these actions are brought on behalf of multiple plaintiffs. It is possible that substantial punitive damages might be awarded in any of these actions and particularly in an action involving multiple plaintiffs.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements (Unaudited)
--------------------------------------------------------------------------------

2. CONTINGENCIES AND LITIGATION (continued)

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

Corporate Owned Life Insurance
The Company has sold a Corporate Owned Life Insurance ("COLI") policy to Prudential. The cash surrender value included in Separate Accounts was $168.0 million and $165.7 million at September 30, 2002 and December 31, 2001, respectively.

Reinsurance with Affiliates
The Company currently has a reinsurance agreement in place with Prudential ("the reinsurer"). The reinsurance agreement is a yearly renewable term agreement in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. These agreements had no material effect on net income for the periods ended September 30, 2002 and 2001.

Debt Agreements
The Company has a revolving line of credit facility of up to $700 million with Prudential Funding LLC, a wholly owned subsidiary of Prudential. There was no outstanding debt relating to this credit facility as of September 30, 2002 or December 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is filing this form with reduced disclosure.

1. Analysis of Financial Condition

Total assets of the Company decreased $181.9 million from $2,525.0 million to $2,343.1 million during the first nine months of 2002. Separate Account assets decreased $275.7 million as a result of market value declines. Partially offsetting this was an increase in fixed maturities of $51.0 million from investing policyholder deposits and unrealized market gains. Cash and cash equivalents increased $31.0 million as a result of increased security lending activity.

Total liabilities of the Company decreased $189.7 million during the first nine months of 2002 from $2,317.6 million to $2,127.9 million. Corresponding with the asset change, Separate Account liabilities decreased by $275.7 million resulting from market value declines. Policyholder Account balances increased $57.0 million mainly from annuity deposits. Higher securities lending liabilities increased liabilities by $25.4 million.

2. Results of Operations

For the nine months ended September 30, 2002 versus September 30, 2001
----------------------------------------------------------------------

Net Income
Net income for the nine months ended September 30, 2002 was $4.3 million, a decrease of $6.7 million from the first nine months of 2001. The main factors in the decline in net income are higher amortization of deferred acquisition costs ("DAC") of $8.6 million and lower net investment income of $8.3 million. These declines were partially offset by higher policy charges and premiums and lower taxes. Tax expense for the current year is lower than the prior year due to reduced income from operations before taxes and a refinement of the estimated benefits from nontaxable investment income.

Revenues
Revenues increased by $1.9 million from the prior year comparable period. Policy charges and fee income increased by $6.3 million primarily driven by an increase in life insurance charges of $7.4 million for assuming mortality and expense risks due to the growth in the in-force business of our life insurance products. The life insurance in-force (excluding term insurance) grew to $8.0 billion at September 30, 2002 from $6.8 billion at September 30, 2001 and $6.9 billion at December 31, 2001. This was partially offset by a decrease in annuity policy charges and fees of $1.1 million due to decreased fund values as a result of unfavorable market performance. Premiums increased $5.9 million from higher term insurance sales and renewals of the Term Essential and Term Elite products of $8.4 million. This was partially offset by decreased extended term insurance, which represents term insurance issued under policy provisions to customers who previously had lapsing variable life insurance with the Company.

Lower investment results partially offset these increases. Net investment income declined by $8.3 million due to lower yields available on the reinvestment of fixed maturities and short-term investments and a lower average fixed maturity balance than the prior year resulting from the December 2001 dividend of $186 million. Realized investment losses increased $2.2 million primarily from credit related losses on sales in 2002 of $1.8 million compared to gains on sales in the prior year of $3.0 million. Losses on impairments declined $2.2 million from $7.6 million in 2001 to $5.4 million in the current year.

Benefits and Expenses
Policyholder benefits increased by $1.1 million compared to the prior year as a result of higher death benefits associated with the minimum death benefit guarantee for annuities and the increase in life insurance in-force business.

The guaranteed minimum death benefit feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically the greatest of these values. To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, the Company incurs a cost. This results in increased annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. Current accounting literature does not prescribe advance recognition of the expected future net costs associated with these guarantees, and accordingly we currently do not record a liability corresponding to these projected future obligations for death benefits in excess of annuity account values. However, we consider the expected net costs associated with these guarantees in our calculations of expected gross profits on variable annuity business, on which our periodic evaluations of unamortized policy acquisition costs are based. A proposed AICPA Statement of Position, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "Proposed SOP"), would require recording of a liability for the expected net costs associated with these guarantees under certain circumstances, if adopted as proposed. We are currently evaluating the impact of the proposed SOP, which has a proposed effective date for fiscal years beginning after December 15, 2003.

Interest credited to policyholder account balances decreased by $0.4 million despite growth in policyholder account balances as interest crediting rates were decreased in reaction to the declining investment portfolio yields.

General, administrative and other expenses increased by $14.2 million from the prior year, primarily the result of increased DAC amortization of $8.6 million. The majority of the DAC amortization increase, $4.9 million, was related to our annuity products. This reflects our lower estimates of future gross profits due to declines in asset values through September 30, 2002, decreased future asset returns and other refinements, resulting in greater than expected costs from minimum death benefit guarantees and lower expected fees under these contacts, as described further below. The remaining increase in DAC amortization is associated with our life products and is primarily due to the growth of the in-force. In addition, general and administrative expenses increased due to higher sales and renewals than the prior year.

Deferred acquisition costs related to annuity products are evaluated quarterly by comparing our actual profitability to our expectations. Expected profitability considers, among other assumptions, our best estimate of future asset returns to estimate the future fees we expect to earn, the costs associated with minimum death benefit guarantees we expect to incur and other profitability factors. If actual asset returns do not differ significantly from our expectations, they do not result in a change in the rate of amortization of deferred acquisition costs. Where actual asset returns differ more significantly from expectations, future asset return assumptions are evaluated using a reversion to mean approach. Under the reversion to mean approach we have considered a six-year period, consisting of two prior years and four future years, over which we expect the investments underlying the annuities to grow at a targeted return. For recent periods, the two-year historical period has been gradually increased. A calculated rate of return over the four future years, which we refer to as the look-forward period, is determined so that this calculated rate, together with the actual rate of return for the previous two years, produces the targeted return for the full six-year period. If the calculated rate of return is consistent with our range of expectations in light of market conditions, we will use it to project the asset growth for the next four years. If the calculated rate of return is not supported by our current expectations, we adjust our rate of return for purposes of these computations. For contract years after the look-forward period, we project asset growth using our long-term rate, currently an 8% annual blended rate of return which reflects an assumed rate of return of 8.85% for equity type assets. During the second and third quarters of 2002 we utilized a rate of return lower than the calculated return, which contributed to our charges for additional amortization of deferred acquisition costs. The equity rate of return used in the look-forward period varies by product, but is under 15% for all of our variable annuity products for our evaluation of deferred policy acquisition costs as of September 30, 2002. For the average remaining life of our variable annuity contracts in force as of September 30, 2002, our evaluation of deferred policy acquisition costs is based on a 10% annual blended rate of return which reflects an assumed rate of return of 11.5% for equity type assets. Continued deterioration in market conditions may result in further increases in the amortization of deferred policy acquisition costs, while a significant improvement in market conditions may result in a decrease in amortization.

For the three months ended September 30, 2002 versus September 30, 2001
-----------------------------------------------------------------------

Net Income
Net income declined by $0.3 million from the prior year comparable quarter. The decrease resulted from an increase in DAC amortization and lower net investment income offset by higher premiums and policy charges, lower realized losses and lower taxes.

Revenues
Revenues increased compared to the prior year quarter by $6.7 million. Premiums increased by $3.9 million as a result of increased sales of term insurance and extended term premiums. Realized investment losses declined by $3.5 million primarily from lower fixed maturity impairments and lower derivative losses on US Treasury futures. Policy charges increased $2.0 million mainly from growth in the in-force of our life insurance products. Offsetting these increases is lower investment income of $2.9 million resulting from decreased yields on fixed maturities and short-term investments and a lower average fixed maturity asset balance.

Benefits and Expenses
Policyholder benefits increased by $2.9 million related to reserve increases for extended term premiums and higher term insurance reserves due to sales. The increase in extended term premiums is a reflection of higher policy lapse activity resulting from less favorable market performance during the second quarter. General, administrative, and other expenses increased $7.8 million. The decline in Separate Account assets resulting from unfavorable market conditions contributed to increased amortization of DAC of $4.1 million reflecting a decrease in expected future gross profits and other refinements. In addition, other general and administrative expenses increased due to higher sales and renewals than the prior year.


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

The Company had $2.3 billion and $2.5 billion of assets at September 30, 2002 and December 31, 2001 respectively, of which $1.4 billion and $1.6 billion were held in Separate Accounts at September 30, 2002 and December 31, 2001, respectively, under variable life insurance policies and variable annuity contracts. The remaining assets consisted primarily of investments and deferred policy acquisition costs.


Item 4. Controls and Procedures
-------------------------------
                            Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

         (b) Reports on Form 8K

                  Form 8K, Commission file number 333-18053, was filed on April 16, 2002.

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

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  (Registrant)




Signature                        Title                         Date
---------                        -----                         ----


/s/ Andrew J. Mako
------------------------------   Executive Vice President      November 14, 2002
Andrew J. Mako                   (Authorized Signatory)

/s/ William J. Eckert, IV
------------------------------   Vice President and            November 14, 2002
William J. Eckert, IV            Chief Accounting Officer
                                 (Principal Accounting Officer)

                                 CERTIFICATIONS

I, Vivian Banta certify that:


1. I have reviewed this quarterly report on Form 10-Q of Pruco Life Insurance Company of New Jersey;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                /s/ Vivian Banta
                             ------------------------
                                  Vivian Banta
                             Chief Executive Officer

I, William J. Eckert, IV, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pruco Life Insurance Company of New Jersey;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002.


                              /s/ William J. Eckert, IV
                            ----------------------------
                                William J. Eckert, IV
                               Chief Accounting Officer