Form 10-K
period 2002-12-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2003-03-26
CIK 1038509

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


                   For the fiscal year ended December 31, 2002

                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 33-18053

                          PRUCO LIFE INSURANCE COMPANY
                                  OF NEW JERSEY

             (Exact name of Registrant as specified in its charter)

        New Jersey                                      22-2426091
---------------------------                    --------------------------------
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

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 24, 2003. Common stock, par value of $5 per share:
                           400,000 shares outstanding

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

================================================================================

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  (Registrant)

                                      INDEX

Page No.
--------
Cover Page                                                                                                  -

Index                                                                                                       2

PART I        Item 1.          Business                                                                     3

              Item 2.          Properties                                                                   6

              Item 3.          Legal Proceedings                                                            6

PART II       Item 5.          Market for Registrant's Common Equity and Related Stockholder Matters        6

              Item 7.          Management's Discussion and Analysis of Financial Position and Results of
                                  of Operations                                                             6

              Item 8.          Financial Statements and Supplementary Data                                 18

              Item 9.          Changes in and Disagreements with Independent Accountants on Accounting
                                 and Financial Disclosure                                                  18

              Item 14.          Controls and Procedures                                                    18

PART IV       Item 15.         Exhibits, Financial Statement Schedules and Reports on Form 8-K             19


Signatures                                                                                                 21

Certifications                                                                                             22

Forward-Looking Statement Disclosure

Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in the such as "expects," "believes," "anticipates," "includes," "plans," "assumes," "estimates," "projects," "intends," or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey ("the Company"). There can be no assurance that future developments affecting the Company will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation: general economic, market and political conditions, including the performance of financial markets, interest rate fluctuations and the continuing negative impact of the current economic environment; various domestic or international military or terrorist activities or conflicts; volatility in the securities markets; reestimates of our reserves for future policy benefits and claims; changes in our assumptions related to deferred policy acquisition costs; our exposure to contingent liabilities; catastrophe losses; investment losses and defaults; changes in our claims-paying or credit ratings; competition in our product lines and for personnel; fluctuations in foreign currency exchange rates and foreign securities markets; the impact of changing regulation or accounting practices; adverse litigation results; and changes in tax law. The Company does not intend, and is under no obligation to, update any particular forward-looking statement included in this document.

                                     PART 1

Item 1.  Business

Overview

Pruco Life Insurance Company of New Jersey ("the Company") is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. The Company is licensed to sell interest-sensitive individual life insurance and variable life insurance, term life insurance, and individual variable and fixed annuities ("the Contracts") only in the states of New Jersey and New York.

The Company is a wholly owned subsidiary of Pruco Life Insurance Company ("Pruco Life"), a stock life insurance company organized in 1971 under the laws of the state of Arizona. Pruco Life, in turn, is a wholly owned subsidiary of The Prudential Insurance Company of America ("Prudential Insurance"), an insurance company founded in 1875 under the laws of the state of New Jersey. On December 18, 2001 ("the date of demutualization") Prudential Insurance converted from a mutual life insurance company to a stock life insurance company and became an indirect wholly owned subsidiary of Prudential Financial, Inc. ("Prudential Financial"). The demutualization was completed in accordance with Prudential's Plan of Reorganization, which was approved by the Commissioner of the New Jersey Department of Banking and Insurance in October 2001.

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products, and individual annuities. The following paragraphs describe the Company's products, marketing and distribution, and underwriting and pricing.

Products

Variable Life Insurance
We offer a number of individual variable life insurance products that provide a return linked to an underlying investment portfolio designated by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. Each product provides for the deduction of charges and expenses from the customer's investment account. We also offer variable life products targeted to the estate planning and corporate-owned life insurance markets.

Term Life Insurance
We offer a variety of term life insurance products. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage.

Universal Life Insurance
We offer universal life insurance products that feature a market rate fixed interest investment account and flexible premiums.

Variable and Fixed Annuities
We offer variable annuities that provide our customers with the opportunity to invest in proprietary and non-proprietary mutual funds and fixed-rate options. The investments made by customers in the proprietary and non-proprietary mutual funds represent separate accounts for which the contractholder bears the investment risk. The investments made in the fixed rate options are credited with interest at rates determined by us, subject to certain minimums. Additionally, our variable annuities products offer certain minimum death benefit and living benefit guarantee options. We also had offered fixed annuities that provide a guarantee of principal and a guaranteed interest rate to be credited to the principal amount for a specified period of time. Fixed annuities are not currently offered for sale.

Marketing and Distribution

Prudential Insurance Agents
Agents employed by Prudential Insurance, our Parent company, distribute variable, universal and term life, variable and fixed annuities, and investment and protection products with proprietary and non-proprietary investment options as well as selected insurance products manufactured by others.

The majority of Prudential Insurance Agents are multi-line traditional agents. Other than certain training allowances or salary paid at the beginning of their employment, traditional Prudential Insurance Agents are paid on a commission basis for the products they sell. As described in the Notes to the Financial Statements, the Company is allocated expenses from Prudential Insurance. These allocated expenses reflect a market based pricing arrangement.

Third Party Distribution
Our individual life and annuity products are offered through a variety of third party channels, including independent brokers, general agencies, producer groups, banks and broker-dealers. We have historically focused on serving the intermediaries who provide insurance solutions in support of estate and wealth transfer planning for affluent individuals and corporate-owned life insurance for businesses. However, we have expanded our target market to include mass affluent individuals in addition to affluent individuals. The life insurance and annuity products offered are generally the same as those available through Prudential Insurance Agents. Our third party efforts are supported by a network of internal and external wholesalers.

Underwriting and Pricing

Life Insurance
Our life insurance underwriters follow detailed and uniform policies and procedures to assess and quantify the risk of our individual life insurance products. We require the applicant to take a variety of underwriting tests, such as medical examinations, electrocardiograms, blood tests, urine tests, chest x-rays and consumer investigative reports, depending on the age of the applicant and the amount of insurance applied for. Our universal life insurance contracts and the fixed component of our variable life insurance contracts feature crediting rates which are reset periodically. In resetting these rates, we consider the returns on our portfolios supporting the interest-sensitive life insurance business, current interest rates, the competitive environment, and our profit objectives.

Annuities
We earn investment management fees based upon the average assets of the mutual funds in our variable annuity products and mortality and expense fees and other fees for various insurance-related options and features based on average daily net assets of the value of the annuity separate accounts. We price our fixed annuities as well as the fixed-rate options of our variable annuities based on assumptions as to investment returns, expenses and persistency. Competition also influences our pricing. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities. To encourage persistency, all of our variable annuities have withdrawal restrictions and declining surrender or withdrawal charges for a specified number of years.

Reserves

We establish reserve and policyholder fund liabilities to recognize our future benefit obligations for our in force life and annuity policies. For variable and interest-sensitive life insurance and annuity contracts, we establish policyholders' account balances that represent cumulative gross premium payments plus credited interest and/or fund performance, less withdrawals, expenses and mortality charges.

Our variable annuity products contain a guaranteed minimum death benefit feature that prescribes a minimum benefit to be paid upon the death of the annuitant. This minimum death benefit is based on the net deposits paid into the contract, the net deposits accumulated at a specific rate, the highest historical account value on a contract anniversary, or more typically the greatest of these values. To the extent that the guaranteed minimum dearth benefit is higher than the current account value at the time of death, we incur a cost that results in increased annuity policy benefits We currently do not record a corresponding reserve for these future obligations, as current accounting literature does not prescribe the advanced recognition of expected future net costs associated with these guarantees. Costs associated with such benefits are recorded as a charge to earnings in the period in which the death benefit is paid. However, we consider the expected net costs associated with these guarantees in our calculations of expected gross profits on the variable annuity business, on which our periodic evaluations of unamortized policy acquisition costs are based. A proposed AICPA Statement of Position (SOP), "Accounting and Reporting by Insurance Enterprises for Certain Non-traditional Long Duration Contracts," would require us to establish such a reserve. We are currently evaluating the impact of this proposed SOP. As of December 31, 2002, the death benefit coverage in force (representing the amount we would have to pay if all annuitants had died on that date) was approximately $0.2 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments.

Reinsurance

Since 2000, we have reinsured the majority of the mortality risk we assume under our new individual life insurance products. The maximum amount of individual life insurance we may retain on any life is $2.5 million.

Regulatory Environment

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

In March 1998 the NAIC adopted the Codification of Statutory Accounting Principles Guidance ("Codification"), which replaced the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting as of January 1, 2001. Codification provided guidance for areas where statutory accounting had been silent and changed current statutory accounting in certain areas. Certain of the standards had an impact on the measurement of statutory capital, which in turn, affected RBC ratios of insurance companies. The Company has adopted the Codification guidance effective January 1, 2001. As a result of these changes, the Company reported an increase to statutory surplus of $7 million, primarily as a result of the recognition of deferred tax assets.

The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System ("IRIS") to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined "usual ranges." Generally, regulators will begin to investigate or monitor an insurance company if ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. The Company is not currently subject to regulatory scrutiny based on these ratios.

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

Item 2.  Properties

Office space is provided by Prudential Insurance, as is described in the Notes to the Financial Statements.

Item 3.  Legal Proceedings

The Company and Prudential Insurance are subject to legal and regulatory actions in the ordinary course of their businesses, including class actions. Pending legal and regulatory actions include proceedings relating to aspects of the businesses and operations that are specific to the Company and Prudential Insurance and that are typical of the businesses in which the Company and Prudential Insurance operate. Class action and individual lawsuits involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payment and procedures, premium charges, policy servicing and breach of fiduciary duties to customers. We are also subject to litigation arising out of our general business activities, such as our investments and third party contracts. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

The Company and Prudential Insurance have been subject to substantial regulatory actions and civil litigation, including class actions, involving individual life insurance sales practices from 1982 through 1995. As of January 31, 2003, the Company and Prudential Insurance have resolved those regulatory actions, its sales practices class action litigation and virtually all of the individual sales practices actions filed by policyholders who "opted out" of the sales practices class action. Prudential Insurance has indemnified the Company for any liabilities incurred in connection with sales practices litigation covering policyholders of individual permanent life insurance policies issued in the United States from 1982 to 1995.

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

The Company markets individual interest-sensitive life insurance, variable life insurance, term insurance, and variable annuities through Prudential Insurance's sales force in New Jersey and New York. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressures as the legal barriers which have historically segregated the markets of the financial services industry have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels.

Application of Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, results of operations and financial position as reported in the Consolidated Financial Statements may change significantly.

The following sections discuss the accounting policies applied in preparing our financial statements that management believes are most dependent on the application of estimates and assumptions.

Valuation of investments
A large portion of our investments is reflected at fair value in the statements of financial position based on quoted market prices or estimates from independent pricing services. However, when such information is not available, for example, with respect to private placement fixed maturity securities, which comprises 23.6% of our investments at December 31, 2002, fair value is estimated, typically by using a discounted cash flow model, which considers current market credit spreads for publicly traded issues with similar terms by companies of comparable credit quality. Consequently, changes in estimated future cash flows or in our assessment of the issuer's credit quality will result in changes in fair value estimates. For fixed maturities and equity securities classified as available for sale, the impact of such changes is recorded in "Accumulated other comprehensive income (loss)," a separate component of equity. However, the carrying value of these securities is reduced, with a corresponding charge to earnings, when a decline in value is considered to be other than temporary. Factors we consider in determining whether a decline in value is other than temporary include: whether the decline is substantial, the length of time the fair value has been less than cost, generally six months; and the financial condition and near-term prospects of the issuer. This corresponding charge is referred to as an impairment and is reflected in "Realized investment losses, net" in the statements of operations. The level of impairment losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve.

Policyholder liabilities and deferred policy acquisition costs
The liability for "Future policy benefits and other policyholder liabilities" represents 5.7% of total liabilities as of December 31, 2002. Changes in this liability are generally reflected in the "Policyholders' benefits" caption in our statements of operations. This liability is primarily comprised of the present value of estimated future payments to holders of life insurance and annuity products where the timing and amount of payment depends on policyholder mortality or surrender experience. For life insurance and annuity products, expected mortality is generally based on the Company's historical experience or standard industry tables. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and interest rate assumptions are "locked-in" upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing loss recognition reserves.

For most life insurance and annuity products that we sell, we defer costs that vary with and are related primarily to the production of new business to the extent these costs are deemed recoverable from future profits, and we record these costs as an asset known as deferred policy acquisition costs or "DAC" "in the statements of financial position. We amortize this DAC asset over the expected lives of the contracts, based on the level and timing of either estimated profits or premiums, depending on the type of contract. For products with amortization based on estimated profits, the amortization rate is periodically updated to reflect current period experience or changes in assumptions that affect future profitability, such as lapse rates, investment returns, mortality experience, expense margins and surrender charges. However, for products with amortization based on future premiums, the amortization rate is locked-in when the product is sold.

For example, expected profitability is a significant estimate in evaluating deferred acquisition costs related to annuity products. Expected profitability considers, among other assumptions, our best estimate of future asset returns to estimate the future fees we expect to earn, the costs associated with minimum death benefit guarantees we expect to incur and other profitability factors. For the average remaining life of our variable annuity contracts in force as of December 31, 2002, our evaluation of deferred policy acquisition costs is based on a 9.25% annual blended rate of return that reflects an assumed rate of return of 11.5% for equity type assets. Continuation of current market conditions or further deterioration in market conditions may result in increases in the amortization of deferred policy acquisition costs, while a significant improvement in market conditions may result in a decrease in the amortization of deferred policy acquisition costs. These changes in DAC balances are included as a component of "General, administrative and other expenses" in our statements of operations.

See "Results of Operations" for discussion of the impact of DAC amortization on our results of our life and annuities products, including increased amortization recorded in 2002 and 2001 reflecting lower estimates of future gross profits.

See "Results of Operations" for a discussion of the proposed AICPA Statement of Position "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts."

Reserves for contingencies
A contingency is an existing condition that involves a degree of uncertainty that will ultimately be resolved upon the occurrence of future events. Under GAAP, reserves for contingencies are required to be established when the future event is probable and its impact can be reasonably estimated. An example is the establishment of a reserve for losses in connection with an unresolved legal matter. The initial reserve reflects management's best estimate of the probable cost of ultimate resolution of the matter and is revised accordingly as facts and circumstances change and, ultimately, when the matter is brought to closure. In situations in which the Company is to be indemnified by Prudential Insurance, there will be no financial impact on the statement of operations.

Other significant estimates
In addition to the items discussed above, the application of GAAP requires management to make other estimates and assumptions. One example is the recognition of deferred tax assets, which depends on management's assumption that future earnings will be sufficient to realize the deferred benefit. This is discussed in Note 7 to the Financial Statements.

Recently Issued Accounting Pronouncements

See Note 2 to the Financial Statements for a discussion of recently issued accounting pronouncements.

The FASB is currently discussing the accounting related to certain modified coinsurance ("modco") and funds withheld reinsurance agreements. More specifically, the discussions relate to whether modco and funds withheld reinsurance agreements that provide for a total return on a pool of fixed income securities contain embedded derivatives that would require bifurcation under SFAS No. 133. The FASB plans to address this issue by combining it with a portion of the tentative guidance in SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives-Bifurcation of Embedded Credit."

If embedded derivative accounting for certain modco and funds withheld reinsurance agreements is eventually required under Implementation Issue No. B36, we intend to apply the guidance prospectively, for all existing contracts and future transactions, in the quarter following final resolution of the Issue. Based upon our current level of modco and funds withheld reinsurance, we do not believe application of Implementation Issue No. B36, as we currently understand it, would have a material impact on our financial condition or results of operations.

The Company's Changes in Financial Position and Results of Operations are described below.

Changes in Financial Position

2002 versus 2001

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is filing this form with reduced disclosure.

Total assets of the Company increased $58 million from $2.525 billion at December 31, 2001 to $2.583 billion at December 31, 2002. Fixed maturities increased $63 million from investing policyholder deposits and unrealized market gains. Deferred acquisition costs grew $18 million primarily as capitalized costs from new sales were higher than the current year DAC amortization. Other increases include receivables from affiliates and other assets due to the increase in reinsurance recoverable resulting from growth in the business. Separate account assets decreased $41 million as a result of market value declines partially offset by increased contributions, as described below.

Total liabilities of the Company increased $36 million from $2.318 billion to $2.354 billion. Policyholder Account balances increased $72 million mainly from annuity deposits. Future policy benefits increased $15 million due to increases to reserves for term insurance. Corresponding with the asset change, separate account liabilities decreased by $41 million resulting from market value declines of $197 million, policy and other charges of $46 million, offset by net contributions (contributions less surrenders, withdrawals and transfers) of $202 million. Included in contributions is the sale of $190 million of Corporate Owned Life Insurance (COLI) to Prudential Insurance. Other liabilities decreased by $10 million mainly due to the funding of policy credits to the separate account policyholders, which had been accrued in other liabilities at December 31, 2001.

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

Total liabilities of the Company decreased $127 million during the year from $2.445 billion to $2.318 billion. Corresponding with the asset change, separate account liabilities decreased by $174 million due to net investment losses of $146 million, policy and other charges of $47 million, partially offset by net contributions of $19 million. Net separate account contributions in 2000 were $95 million. The current year decline in net contributions reflects activity related to the Discovery Select exchange program, which was terminated in May 2000. This decrease was partially offset by an increase of $20 million in PruSelect III contributions.

Policyholder Account balances increased $23 million mainly from interest credited as net sales were relatively flat. Future policy benefits increased $11 million as a result of increases to reserves for term and extended term insurance. Other liabilities increased $11 million due to adjustments to separate account policy values in the form of policy credits, related to the demutualization.

Total stockholder's equity decreased $176 million from December 31, 2000 to December 31, 2001 mainly due to dividends and policy credits. On December 28, 2001, the Company paid to its Parent an extraordinary dividend, which was approved by the New Jersey Department of Banking and Insurance. The dividend was $186 million and was paid with cash of $26.5 million and fixed maturities of $159.5 million. In connection with Prudential Insurance's demutualization, qualified annuity contract holders were given increases to their policy values in the form of policy credits. The policy credits of $10.3 million are reflected as a reduction of retained earnings. Partially offsetting these decreases are net income of $15.6 million and unrealized investment gains of $4.5 million.

Results of Operations

2002 versus 2001

Net Income
Net income for the year ended December 31, 2002 of $15.4 million is flat when compared to prior year net income of $15.6 million. Benefiting net income in 2002 is higher policy charges and premiums and lower tax expense. Policy charges are $20.6 million higher due to increases in the in-force business, and in particular an affiliated sale to Prudential Insurance of Corporate Owned Life Insurance ("COLI"), which generated $12 million in policy fees. The total income effect of this transaction in 2002 was $7.1 million after adjusting for reserves and deferred acquisition costs (DAC). Tax expense is $11.7 million lower when compared to the prior year due to reduced income from operations before taxes and a refinement of the estimated benefits from nontaxable investment income. Offsetting these increases are higher amortization of deferred acquisition costs ("DAC"), lower net investment income, higher realized investment losses, and increases in policyholder benefits and general and administrative expenses.

Revenues
Revenues increased by $18.6 million from the prior year. Policy charges and fee income increased by $20.6 million, as discussed above, primarily driven by the affiliated COLI sale of $12 million and an increase in life insurance charges of $10.2 million for assuming mortality and expense risks due to the growth in the in-force business of our life insurance products. The life insurance in-force (excluding term insurance) grew to $8.9 billion at December 31, 2002 from $6.9 billion at December 31, 2001. This was partially offset by a decrease in annuity policy charges and fees of $1.6 million due to decreased fund values as a result of unfavorable market performance. Premiums increased $12.0 million from higher term insurance sales and renewals of the Term Essential and Term Elite products, as these are newer products launched at the end of 2000.

Lower investment results partially offset these increases. Net investment income declined by $11.2 million due to lower yields available on the reinvestment of fixed maturities and short-term investments and a lower average fixed maturity balance than the prior year resulting from the December 2001 dividend of $186 million. Realized investment losses increased $4.6 million primarily from credit related losses on sales in 2002 of $3.7 million compared to losses on sales in the prior year of $.1 million. Losses on impairments increased $1.2 million from $7.8 million in 2001 to $9.0 million in the current year.

Benefits and Expenses
Policyholder benefits increased by $12.4 million compared to the prior year as a result of higher death benefits of $5.1 million and increases to reserves of $
7.3 million. The death benefit increase consists of $4.0 million in higher death claims from our life insurance products due to the growth of the in-force business and large claims, especially a $10 million claim, which impacted the Company $2.5 million after reinsurance with Prudential Insurance. In addition, the minimum death benefit guarantee for annuities increased death benefits by $1.1 million. Reserves are higher by $7.3 million due to the increase in term insurance.

The guaranteed minimum death benefit feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically the greatest of these values, depending on features offered in various contracts and elected by the contract holders. These contracts generally require payment of additional charges for guarantees other than those based on net deposits paid into the contract. To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, the Company incurs a cost. This results in increased annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. Current accounting literature does not prescribe advance recognition of the expected future net costs associated with these guarantees, and accordingly we currently do not record a liability corresponding to these projected future obligations for death benefits in excess of annuity account values. However, we consider the expected net costs associated with these guarantees in our calculations of expected gross profits on variable annuity business, on which our periodic evaluations of unamortized policy acquisition costs are based. A proposed AICPA Statement of Position, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate accounts" (the "Proposed SOP"), would require recording of a liability for the expected net costs associated with these guarantees under certain circumstances, if adopted as proposed. We are currently evaluating the impact of the Proposed SOP, which has a proposed effective date for fiscal years beginning after December 15, 2003. We are currently evaluating the impact of this Proposed SOP. As of December 31, 2002, the death benefit coverage in force (representing the amount we would have to pay if all annuitants had died on that date) was approximately $0.2 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments.

General, administrative and other expenses increased by $18.1 million from the prior year, primarily the result of increased DAC amortization of $9.2 million. Of the DAC amortization increase, $5.0 million was related to our annuity products. These charges reflect our lower estimates of future gross profits from greater expected costs from minimum death benefit guarantees and lower expected fees under these contracts due to declines in asset values and decreased future asset returns. The remaining increase in DAC amortization is associated with our life products and is primarily due to the growth of the in-force. In addition, general and administrative expenses increased due to the growth of the in-force business.

Deferred acquisition costs related to annuity products are evaluated quarterly by comparing our actual profitability to our expectations. Expected profitability considers, among other assumptions, our best estimate of future asset returns to estimate the future fees we expect to earn, the costs associated with minimum death benefit guarantees we expect to incur and other profitability factors. If actual asset returns do not differ significantly from our expectations, they do not result in a change in the rate of amortization of deferred acquisition costs. Where actual asset returns differ more significantly from expectations, future asset return assumptions are evaluated using a reversion to mean approach. Under the reversion to mean approach we consider historical returns over a period of time and project returns for a future four-year period so that the investments underlying the annuities grow at a targeted return for the entire period. We evaluate returns over a historical period beginning January 1, 2000 giving higher weighting to the returns experienced during the most recent two-year period. A calculated rate of return over the four future years, which we refer to as the look-forward period, is determined so that this calculated rate, together with the actual rate of return for the historical period, produces the targeted return for the entire period. If the calculated rate of return is consistent with our range of expectations in light of market conditions, we will use it to project the asset growth for the next four years. If the calculated rate of return is not supported by our current expectations, we adjust our rate of return for purposes of these computations. For contract years after the look-forward period, we project asset growth using our long-term rate, currently an 8% annual blended rate of return, which reflects an assumed rate of return of 8.85% for equity type assets. Beginning in the second quarter and continuing throughout the year, we utilized a rate of return lower than the calculated return, which contributed to additional amortization of deferred acquisition costs during the second and third quarter. The equity rate of return used in the immediate four-year look-forward period varies by product, but is under 15% for all of our variable annuity products for our evaluation of deferred policy acquisition costs as of December 31, 2002. For the average remaining life of our variable annuity contracts in force as of December 31, 2002, our evaluation of deferred policy acquisition costs is based on a 9.25% annual blended rate of return, which reflects an assumed rate of return of 11.5% for equity type assets. Continuation of current market conditions or further deterioration in market conditions may result in increases in the amortization of deferred policy acquisition costs, while a significant improvement in market conditions may result in a decrease in the amortization of deferred policy acquisition costs.

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

Partially offsetting these decreases was an increase in premiums of $10.6 million. Premiums increased from higher term insurance sales of the Term Essential and Term Elite products of $6.5 million and an increase in premiums related to extended term policy conversions. As an option in the event of a lapse, individual variable life insurance policies provide policyholders with additional extended term or reduced paid-up life insurance based on the amount that can be purchased with the remaining cash value of the contract (if the policyholder does not elect to receive the remaining cash value as a cash distribution). The application of the remaining cash value to purchase such coverage is recorded as premium revenue in the Statement of Operations. Future policy benefit reserves are also increased by the amount of these premiums. Net investment income increased $1.5 million mainly as a result of increased income from fixed maturities as the average portfolio balance was higher in the current year, somewhat offset by lower income on short-term investments due to lower interest rates.

Benefits and Expenses
Total benefits and expenses increased by $4.7 million. Policyholder benefits increased $4.9 million due to increased reserve provisions for term and extended term premiums and higher surrender benefits for reduced paid up insurance policies. Interest credited increased by $1.2 million due to higher general account liabilities. General, administrative and other expenses decreased by $1.5 million from the prior year. The elimination of asset management expenses resulted in a decrease of $3.1 million. Commission and distribution expenses, net of capitalization, decreased $.5 million as a result of a change to market based pricing as of April 1, 2000 and higher capitalization of commissions due to increased sales. Offsetting this was an increase in DAC of $2.5 million driven by lower projected future gross profits from continued market declines.

General Account Investments

The Company's investment portfolio supports its insurance and annuity liabilities and other obligations to customers for which it assumes investment related risks. The portfolio was comprised of total investments amounting to $746.1 million at December 31, 2002, versus $685.1 million at December 31, 2001. A diversified portfolio of publicly traded bonds, private placements, is managed under strategies intended to maintain a competitive asset mix consistent with current and anticipated cash flow requirements of the related obligations. The risk tolerance reflects the Company's aggregate capital position, exposure to business risk, liquidity and rating agency considerations.

                                                                As of December 31,
                                           ------------------------------------------------------------
                                               2002          % of Total         2001         % of Total
                                           ----------------------------- ------------------------------
                                                                 ($ in thousands)
Fixed maturities
     Public, available for sale, at fair
       value                                  $ 377,969           50.7%       $ 290,974          42.4%
     Private, available for sale, at fair
       value                                    175,932           23.6%         199,760          29.2%
Other long-term investments (1)                   3,561            0.5%           2,614           0.4%
Policy loans, at outstanding balance            158,431           21.2%         158,754          23.2%
Short-term investments                           30,158            4.0%          32,983           4.8%

                                           ------------- --------------- --------------- --------------
Total investments                             $ 746,051          100.0%       $ 685,085         100.0%
                                           ============= =============== =============== ==============

-------------
(1) Other long-term investments consist of the Company's interest in separate account investments.

The asset management strategy for the portfolio is in accordance with an investment policy statement developed and coordinated within the Company by the Asset Liability and Risk Management Group, agreed to by senior management, and approved by the Board of Directors. In managing the investment portfolio, the long-term objective is to generate favorable investment results through asset-liability management, strategic and tactical asset allocation and asset manager selection. Asset management strategies take into account the need to match asset structure to product liabilities, considering the underlying income and return characteristics of investment alternatives and seeking to closely approximate the interest rate sensitivity of the asset portfolio with the estimated interest rate sensitivity of the product liabilities. Asset management strategies also include broad diversification across asset classes, issuers and sectors; effective utilization of capital while maintaining liquidity believed to be adequate to satisfy cash flow requirements; and achievement of competitive performance. The major categories of invested assets, the related quality of the portfolio, and recent activities to manage the portfolio are discussed below.

As of December 31, 2002, our investment portfolio consisted primarily of $553.9 million of fixed maturity securities versus $490.7 million (74% of the total portfolio in 2002 versus 72% in 2001), and $192.2 million of other investments (26% of the total portfolio in 2002 versus 28% in 2001). The remaining $192.2 million of other investments were comprised of other long-term investments, policy loans and short-term investments as compared to $194.4 million in 2001.

Investment Results

The overall income yield on our invested assets after investment expenses, excluding realized investment gains (losses), was 6.61% for the year ended December 31, 2002 and 7.15% for 2001. The decline in yield on the portfolio in 2002 from 2001 is primarily attributable to reinvestment activities over the last two years in a declining interest rate environment.

Continuation of the low interest rate environment will result in our reinvestment of maturing securities at lower rates and would reduce the yield we are able to earn on our investments, which support our obligations for certain products, including fixed annuities, and guaranteed investment contracts. This reduction in yield would also have a corresponding impact on the "spread," the difference between the yield on our investments and the amounts that we are required to pay our customers related to these products, which would have a negative impact on our future profitability.

The following table sets forth the income yield and investment income, excluding realized investment gains/(losses), for each major asset category of the Company for the periods indicated.

                                                For the year ended December 31,
                                 ---------------------------------------------------------------
                                                2002                           2001
                                 ------------------------------- -------------------------------
(1)                                   Yield            Amount          Yield           Amount
                                 ---------------------------------------------------------------
                                                        ($ in thousands)
Fixed maturities                         7.11%          $35,078          8.00%          $46,813
Policy loans                             5.64             8,715          5.71             8,647
Short-term investments                   3.38             1,852          4.24             4,496
Other investments                       33.38               932        (11.67)             (418)
                                 ------------- ----------------- ------------- -----------------

Income before investment expenses        6.74            46,577          7.26            59,538
Investment expenses                     (0.13)           (1,765)        (0.11)           (3,557)

                                 ------------- ----------------- ------------- -----------------
Income after investment expenses        6.61%           $44,812          7.15%          $55,981
                                 ============= ================= ============= =================

--------------
(1) Yields are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields for prior year are presented on a basis consistent with our current reporting practices.

Fixed Maturity Securities

Investment Mix

We manage our public portfolio to a risk profile directed by the Asset Liability and Risk Management Group. We seek to employ relative value analysis both in credit selection and in purchasing and selling securities. To the extent that we actively purchase and sell securities as part of portfolio selection and portfolio rebalancing, the total return that we earn on the portfolio will be reflected both as investment income and also as realized gains or losses on investments.

We use our private placement and asset-backed portfolios to enhance the diversification and yield of our overall fixed maturity portfolio. Our investment staff directly originates approximately half of all of our private placements. Our origination capability offers the opportunity to lead transactions and gives us the opportunity for better terms, including covenants and call protection, and to take advantage of innovative deal structures.

The Company has classified all privately placements and publicly traded securities as available for sale. "Available for sale" securities are carried in the Consolidated Statement of Financial Position at fair value, with unrealized gains and losses (after certain related adjustments) recognized by credits and charges to equity capital. At December 31, 2002 the fixed maturities portfolio totaled $553.9 million, an increase of $63.2 million compared to December 31, 2001. This increase in fixed maturities reflected growth in the overall portfolio due to positive cash flow from insurance operations during 2002, appreciation arising from a lower interest rate environment, as well as reinvestment of net investment income.

Our fixed maturity securities portfolio consists principally of public and private fixed maturities across an array of industry categories. As of December 31, 2002, we held approximately 74% of assets in fixed maturity securities (versus 72% as of December 31, 2001) with a total amortized cost of $525.9 million and an estimated fair value of $553.9 million, compared to an amortized cost of $479.0 million and estimated fair value of $490.7 million as of December 31, 2001. Our investments in public fixed maturities as of December 31, 2002 were $358.1 million at amortized cost and $378.0 million at estimated fair value compared to $285.5 million at amortized cost and $291.0 million at estimated fair value as of December 31, 2001. Our investments in private fixed maturities as of December 31, 2002 were $167.7 million at amortized cost and $175.9 million at estimated fair value compared to $193.5 million at amortized cost and $199.7 million at estimated fair value as of December 31, 2001.

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of our fixed maturity securities portfolio by industry category as of the dates indicated and the associated gross unrealized gains and losses.

                                                                     As of December 31,
                      -------------------------------------------------------------------------------------------------------------
                                                  2002                                                    2001
                      ------------------------------------------------------    ---------------------------------------------------
(1)                                       Gross        Gross                                      Gross         Gross
                                        Unrealized   Unrealized                                 Unrealized    Unrealized     Fair
                      Amortized Cost      Gains        Losses     Fair Value    Amortized Cost    Gains         Losses       Value
                      -------------------------------------------------------------------------------------------------------------
                                                                        (in thousands)
Industry
U.S. Government          $ 42,149        $ 1,222      $    -      $ 43,371        $ 19,136        $   241      $   99      $ 19,278
Manufacturing             119,244          6,714         538       125,420          87,581          2,979         644        89,916
Utilities                  64,765          3,874       1,190        67,449          86,564          2,885         901        88,548
Finance                    88,285          7,467          26        95,726          76,376          4,236          55        80,557
Services                   29,927          1,456         255        31,128          25,496            518         763        25,251
Mortgage Backed            15,455            342           -        15,797             681              -           4           677
Foreign Government          4,027            280           -         4,307           4,029            259           -         4,288
Retail and Wholesale       42,695          3,999         113        46,581          35,176          1,486         126        36,536
Securities                 69,183          1,965         775        70,373          99,006          2,403         985       100,424
Transportation             22,772          1,175          53        23,894          22,582            382         920        22,044
Energy                     27,364          2,498           7        29,855          22,369            883          37        23,215
                         --------        -------      ------      --------        --------        -------      ------      --------
Total                    $525,866        $30,992      $2,957      $553,901        $478,996        $16,272      $4,534      $490,734
                         ========        =======      ======      ========        ========        =======      ======      ========

-------------
(1) Investment data for 2002 has been classified based on industry accepted Lehman categorizations for public holdings and similar classifications by industry for all other holdings. Prior year data has been reclassified to conform to current year presentation.

As a percentage of amortized cost, fixed maturity investments as of December 31, 2002 consist primarily of 23% manufacturing sector, 17% finance sector, 13% asset-backed securities and 12% utilities sector compared to 18% manufacturing sector, 16% finance sector, 21% asset-backed securities and 18% utilities sector as of December 31, 2001. 100% of the mortgage-backed securities were publicly traded agency pass-through securities. The Company did not invest in collateralized mortgage obligations as of December 31, 2002 and 2001.

The gross unrealized losses related to our fixed maturity portfolio were $3.0 million as of December 31, 2002 compared to $4.5 million as of December 31, 2001. The gross unrealized losses in 2002 were concentrated primarily in the utilities, asset-backed securities, manufacturing and services sectors while gross unrealized losses in 2001 were concentrated in the asset-backed securities, transportation, utilities and services sectors. Non-investment grade securities represented 62% of the gross unrealized losses in 2002 versus 59% of gross unrealized losses in 2001.

The following table sets forth the breakdown of our fixed maturity securities portfolio by contractual maturity as of the dates indicated.

                                                         As of December 31,
                                   ---------------------------------------------------------
                                                2002                          2001
                                   ---------------------------------------------------------
                                   Amortized Cost   % of Total   Amortized Cost  % of Total
                                   ---------------------------------------------------------
                                                         ($ in thousands)
Maturing in 2002                      $      -            -%       $  9,395         2.0%
Maturing in 2003                        43,397          8.3%         42,030         8.8%
Maturing in 2004                        28,443          5.4%         40,933         8.5%
Maturing in 2005                        49,046          9.3%         63,686        13.3%
Maturing in 2006                        96,868         18.3%         78,058        16.2%
Maturing in 2007                        51,443          9.8%         43,072         9.0%
Maturing in 2008                        41,335          7.9%         41,067         8.6%
Maturing in 2009                        43,924          8.4%         44,374         9.3%
Maturing in 2010                        14,857          2.8%         11,117         2.3%
Maturing in 2011                        48,331          9.2%         56,057        11.7%
Maturing in 2012 and Beyond            108,222         20.6%         49,208        10.3%
                                      --------        -----        --------       -----
Total Fixed Maturities                $525,866        100.0%       $478,996       100.0%
                                      ========        =====        ========       =====

Fixed Maturity Securities Credit Quality

The NAIC evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturity securities to one of six categories called "NAIC Designations." NAIC designations of "1" or "2" include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody's or BBB- or higher by S&P. NAIC Designations of "3" through "6" are referred to as below investment grade, which include securities rated Ba1 or lower by Moody's and BB+ or lower by S&P. The fixed maturity securities designated as NAIC 6 include securities that are not rated.

The amortized cost of our public and private below-investment grade fixed maturities totaled $63.8 million, or 12%, of the total fixed maturities as of December 31, 2002, compared to $45.6 million, or 10%, of total fixed maturities as of December 31, 2001. The increase in the amount of below-investment grade fixed maturities at December 31, 2002 from a year earlier came primarily from negative credit migration over the period.

Public Fixed Maturities - Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC rating as of the dates indicated.

                                                                         As of December 31,
                             --------------------------------------------------------------------------------------------------
                                                       2002                                            2001
                             ---------------------------------------------------  -----------------------------------------------
                                              Gross         Gross                                Gross       Gross
                              Amortized     Unrealized    Unrealized    Fair      Amortized    Unrealized  Unrealized   Fair
                                Cost          Gains         Losses      Value       Cost         Gains       Losses     Value
                             --------------------------------------------------------------------------------------------------
                                                                           (in thousands)
NAIC          Rating Agency
Designation   Equivalent
-----------   -------------
1             Aaa, Aa, A       $200,153      $12,626       $   35     $212,744    $141,629       $5,738      $  150   $147,217
2             Baa               132,938        8,798          874      140,862     103,006        2,634       1,135    104,505
3             Ba                 11,993          309           96       12,206      19,155          294       1,066     18,383
4             B                   9,232          266          636        8,862      18,904          530       1,409     18,025
5             C and lower         2,330           82          450        1,962       2,750          181         184      2,747
6             In or near
               default           1,491            -          158        1,333          92            8           3         97
                               --------      -------       ------     --------    --------       ------      ------   --------
Public Fixed Maturities        $358,137      $22,081       $2,249     $377,969    $285,536       $9,385      $3,947   $290,974
                               ========      =======       ======     ========    ========       ======      ======   ========

Private Fixed Maturities - Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC rating as of the dates indicated.

                                                                         As of December 31,
                             --------------------------------------------------------------------------------------------------
                                                       2002                                            2001
                             ---------------------------------------------------  -----------------------------------------------
                                              Gross         Gross                                Gross       Gross
                              Amortized     Unrealized    Unrealized    Fair      Amortized    Unrealized  Unrealized   Fair
                                Cost          Gains         Losses      Value       Cost         Gains       Losses     Value
                             --------------------------------------------------------------------------------------------------
                                                                           (in thousands)
NAIC          Rating Agency
Designation   Equivalent
-----------   -------------
1             Aaa, Aa, A        $39,178       $1,341         $199      $40,320     $47,563       $1,083         $ -    $48,646
2             Baa                89,806        6,823           10       96,619     141,224        5,382         585    146,021
3             Ba                 25,270          588          338       25,520       3,889          253           -      4,142
4             B                   1,518            -           28        1,490         357            -           2        355
5             C and lower        11,957          158          132       11,983         427          169           -        596
6             In or near
               default                -            -            -            -           -            -           -          -
                               --------      -------       ------     --------    --------       ------      ------   --------
Private Fixed Maturities       $167,729       $8,910         $707     $175,932    $193,460       $6,887        $587   $199,760
                               ========      =======       ======     ========    ========       ======      ======   ========

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

                                                                   As of December 31,
                                             -----------------------------------------------------------
                                                         2002                         2001
                                             -----------------------------  ----------------------------
                                                                  Gross                        Gross
                                                                Unrealized                  Unrealized
                                             Amortized Cost       Losses    Amortized Cost    Losses
                                             ---------------------------------------------------------
                                                               (in thousands)
Less than six months                            $2,969             $990         $4,513         $1,279
Greater than six months but less than nine
 months                                            706              260              -              -
Greater than nine months                             -                -              -              -

                                                ------           ------         ------         ------
Total                                           $3,675           $1,250         $4,513         $1,279
                                                ======           ======         ======         ======

Gross unrealized losses of fixed maturity securities where estimated fair value has been 20% or more below amortized cost was $1.3 million in both 2002 and 2001. The gross unrealized losses in 2002 were primarily concentrated in the utilities, manufacturing, and retail and wholesale sectors while the gross unrealized losses in 2001 were concentrated in the transportation, services, and manufacturing sectors.

Impairments of Fixed Maturity Securities

Our credit and portfolio management processes help ensure prudent controls over valuation and management of the private portfolio. We have separate pricing and authorization processes to establish "checks and balances" for new investments. We apply consistent standards of credit analysis and due diligence for all transactions, whether they originate through our own in-house origination staff or through agents. Our regional offices closely monitor the portfolios in their regions. We set all valuation standards centrally, and we assess the fair value of all investments quarterly.

We maintain separate monitoring processes for public and private fixed maturities and create watch lists to highlight securities which require special scrutiny and management. Our public fixed maturity asset managers formally review all public fixed maturity holdings on a monthly basis and more frequently when necessary to identify potential credit deterioration whether due to ratings downgrades, unexpected price variances, and/or industry specific concerns. We classify public fixed maturity securities of issuers that have defaulted as securities not in good standing and all other public watch list assets as closely monitored.

Our private fixed maturity asset managers conduct specific servicing tests on each investment on an ongoing basis to determine whether the investment is in compliance or should be placed on the watch list or assigned an early warning classification. We assign early warning classifications to those issuers that have failed a servicing test or experienced a minor covenant default, and we continue to monitor them for improvement or deterioration. In certain situations, the Company benefits from negotiated rate increases or fees resulting from a covenant breach. We assign closely monitored status to those investments that have been recently restructured or for which restructuring is a possibility due to substantial credit deterioration or material covenant defaults. We classify as not in good standing securities of issuers that are in more severe conditions, for example, bankruptcy or payment default.

We classify our fixed maturity securities as available for sale. As a result we record unrealized gains and losses to the extent that amortized cost is different from estimated fair value. All available for sale securities with unrealized losses are subject to our review to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, we consider several factors including, but not limited to, the following:

                  1.  whether the decline is substantial;
                  2.  the duration (generally greater than six months);
                  3. the reasons for the decline in value (credit event or interest rate related);
                  4. our ability and intent to hold our investment for a period of time to allow for a recovery of value; and
                  5. the financial condition of and near-term prospects of the issuer.

When we determine that there is an other-than-temporary impairment, we record a writedown to estimated fair value which reduces the cost basis. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. Estimated fair values for fixed maturities, other than private placement securities are based on quoted market prices or prices obtained from independent pricing services.

Estimated fair values for private placement fixed maturities are determined primarily by using a discounted cash flow model which considers the current market spreads between the U.S. Treasury yield curve and corporate bond yield curve, adjusted for type of issue, its current credit quality and its remaining average life. The estimated fair value of certain non-performing private placement fixed maturities is based on amounts estimated by management.

Impairments of fixed maturity securities totaled $9.0 million in 2002 and $7.8 million in 2001.

Liquidity and Capital Resources

Consolidated Liquidity and Capital Management

We manage our liquidity and capital resources on a company-wide basis, as well as by legal entity and business, recognizing regulatory restrictions on transfers of funds among entities engaged in the insurance and other businesses.

We seek to manage our consolidated liquidity position so that we have, on a cost-effective basis, adequate resources to satisfy operating cash requirements and investment objectives, as well as to fund business growth. We also seek to manage our liquidity so that we have adequate sources of funding to support our needs under stress scenarios so that we can meet our obligations without materially disrupting our operating and investing activities.

Insurance, Annuities and Guaranteed Products Liquidity

Our principal cash flow sources are premiums and fund deposits, investment and fee income and investment maturities and sales. These cash inflows may be supplemented by financing activities either directly through asset-based financing or through borrowing from other Prudential Insurance affiliates. We actively use our balance sheet capacity for financing activities on a secured basis through securities lending and repurchase transactions to earn additional spread income.

Cash outflow requirements principally relate to benefits, claims, and payments to contract holders as well as amounts paid to policyholders and contract holders in connection with surrenders, withdrawals, and net policy loan activity. Uses of cash include commissions, general and administrative expenses, and purchase of investments. We regularly monitor our liquidity requirements associated with our policyholder and contract holder obligations so that we manage cash inflows to match anticipated cash outflow requirements. We utilize a cash flow projection system and regularly perform asset/liability duration matching in the management of our asset and liability portfolios.

Gross account withdrawals, amounted to $73.5 million in the year ended December 31, 2002 and $76.3 million in the year ended December 31, 2001. Since these withdrawals as well as the level of surrenders experienced, were consistent with our assumptions in asset liability management, the associated cash outflows did not have an adverse impact on our overall liquidity.

Interest rate fluctuations can affect the timing of cash flows associated with our insurance and annuity liabilities as well as the value of assets supporting these obligations. Changes in interest rates and other market conditions can also expose us to the risk of accelerated surrenders as policyholders and contract holders are attracted to alternative products. We seek to maintain an appropriate match between our assets and liabilities so that we can satisfy the changing cash flow requirements associated with interest rate fluctuations. In response to interest rate changes, we can alter our strategies for investment of new cash flows, adjust interest credited interest rates if and to the extent permitted by contracts, and adjust the pricing of new products.

We closely monitor surrenders and withdrawals for our life insurance and annuity contracts. Upon policy surrender, life insurance policyholders are surrendering the life insurance protection in addition to their investment in the contract, which would typically require new underwriting and acquisition costs to replace. Therefore, our exposure to increased surrenders is considerably less for life insurance policies than for annuities. In addition, many of our contracts contain provisions that discourage early surrender. Market value adjustment features in some contracts provide for adjustments of the amount available in the event of surrender to reflect changes in the value of the underlying investments. We deduct policy loans, which we report as assets, from amounts available on surrender. Some contracts impose surrender charges that we deduct in the event of surrender before specified dates.

We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers from annuity contracts. The following table sets forth withdrawal characteristics of our general account annuity reserves and deposit liabilities (based on statutory liability values) as of the dates indicated.

                                                                             As of December 31,
                                                                       2002                    2001
                                                                -------------------   --------------------
                                                                Amount   % of Total   Amount    % of Total
                                                                ------   ----------   ------    ----------
                                                                             ($ in millions)
Not subject to discretionary withdrawal provisions              $   3        1.8%     $   3         2.6%
Subject to discretionary withdrawal, with adjustment:
      With market value adjustment                                  -          -%         -           -%
      At contract value, less surrender charge of 5% or more       49       29.9%        21        18.3%
                                                                -----      -----      -----       -----
            Subtotal                                               52       31.7%        24        20.9%
Subject to discretionary  withdrawal at contract value with no
   surrender charge or surrender charge of less than 5%           112       68.3%        91        79.1%
                                                                -----      -----      -----       -----
Total annuity reserves and deposit liabilities                  $ 164      100.0%     $ 115       100.0%
                                                                =====      =====      =====       =====

We sell variable life insurance products that contain both general and separate account components, with the bulk of account balances in separate accounts. The principal product of this type, Variable Appreciable Life, also imposes surrender charges for the first ten years after issuance. In addition to the right to surrender, policyholders may transfer account balances between the general account and the separate account components, subject to limitations on the amount transferred and only within a 30-day period following each anniversary of the policy. As of December 31, 2002 and 2001, general account balances for variable life insurance products were $309.6 million and $286.5 million, respectively, while separate account balances were $1,023.9 million and $930.9 million, respectively.

We believe that cash flows from operating and investing activities of our insurance and annuity operations are adequate to satisfy liquidity requirements of these operations based on our current liability structure and considering a variety of reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors including future securities market conditions, changes in interest rate levels and policyholder perceptions of our financial strength, which could lead to reduced cash inflows or increased cash outflows. As of December 31, 2002 and 2001, we had cash and short-term investments of approximately $91.6 million and $91.2 million, respectively, and fixed maturity investments classified as "available for sale" with fair values of $553.9 million and $490.7 million at those dates, respectively.

Financing Activities

Our financing principally consists of an affiliated revolving line of credit with Prudential Funding LLC, a wholly owned subsidiary of Prudential Insurance, and asset-based or secured forms of financing. The total capacity to borrow for the Company and its parent, Pruco Life of Arizona, is $700 million, which includes both the asset-based financing and borrowings from Prudential Funding LLC. There was no outstanding debt relating to the Prudential Funding LLC credit facility as of December 31, 2002 or December 31, 2001. The secured financing arrangements include transactions such as securities lending and repurchase agreements, which we generally use to finance portfolios of liquid securities and earn additional spread income.

                                                           As of December 31,
                                                          --------------------
                                                          2002            2001
                                                          ----            ----
                                                               (in millions)
Borrowings:
      General obligations                                 $   -          $   -
      Total asset-based financing                            57             55
                                                          -----          -----
         Total borrowings and asset-based financings      $  57          $  55
                                                          =====          =====

Deferred Policy Acquisition Costs

We capitalize costs that vary with and are related primarily to the production of new insurance and annuity business. These costs include commissions, costs to issue and underwrite the policies and certain variable field office expenses. The capitalized amounts are known as deferred policy acquisition costs, or DAC. Our total DAC, including the impact of unrealized investment gains and losses, amounted to $137.1 million and $119.0 million as of December 31, 2002 and 2001, respectively.

If we were to experience a significant increase in lapse or surrender rates on policies for which we amortize DAC based on estimated gross margins or gross profits, such as variable life insurance and variable annuities, we would expect acceleration of the write-off of DAC for the affected blocks of policies. Additionally, for all policies on which we have outstanding DAC, we would be required to evaluate whether this experience called into question our ability to recover all or a portion of the DAC, and we would be required to write off some or all of the DAC if we concluded that we could not recover it. While an accelerated write-off of DAC would not affect our cash flow or liquidity, it would negatively affect our reported earnings and level of capital under generally accepted accounting principles.

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

None.

Item 14. Controls and Procedures

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a)(1) and (2) Financial Statements of Registrant are listed in the accompanying "Index to Financial Statements" on page F-1 hereof and are filed as part of this Report.

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

    3b.  Reports on Form 8-K
         Form 8-Ks, Commission file number 33-18053, filed on August 16, 2002 and November 14, 2002.

    4.   Exhibits

         Market-Value Adjustment Annuity Contract, incorporated by reference to Registrant's Form S-3 Registration Statement, Registration No. 333-100713, filed October 24, 2002, on behalf of Pruco Life Insurance Company of New Jersey.

    9.   None.

    10.  None.

    11.  Not applicable.

    12.  Not applicable.

    13.  Not applicable.

    16.  Not applicable.

    18.  None.

    21.  None.

    22.  None.

    23.  Not applicable.

    24.  Powers of Attorney for Vivian L. Banta, Richard J. Carbone, and Helen
         M. Galt are incorporated by reference to Post-Effective Amendment No. 5 to Form S-6, Registration No. 333-85117, filed June 28, 2001 on behalf of the Pruco Life of New Jersey Variable Appreciable Account. Powers of Attorney for David R. Odenath, Jr. and William J. Eckert, IV are incorporated by reference to Pre-Effective Amendment No. 1, Registration No. 333-49334, filed February 8, 2001 on behalf of the Pruco Life of New Jersey Variable Appreciable Account. A Power of Attorney for James J. Avery, Jr. was incorporated by reference to Post-Effective Amendment No. 10 to Form S-1, Registration No. 33-20018, filed April 9, 1998 on behalf of the Pruco Life of New Jersey Variable Contract Real Property Account. A Power of Attorney for Ronald P. Joelson was incorporated by reference to Post-Effective Amendment No. 14 to Form S-1, filed April 10, 2001 on behalf of the Pruco Life of New Jersey Variable Contract Real Property Account.

    99. The following table presents sales and related expenses of the Flexible Premium Variable Annuity Account since February 7, 1997, the effective date of the registration statement (SEC file number 333-18053).

                                                         For the account           For the accounts of
                                                         of the Company           the contract holders
                                              --------------------------------------------------------
                                               Aggregate offering
                                                 price of amount
                                                   registered         Amount sold      Amount sold
                                              --------------------------------------------------------
                                                                       (in thousands)
Flexible Premium Variable Annuity Account *       $   150,000          $  36,951       $   9,471

Underwriting discounts and commissions **                                 (1,031)
Other expenses ***                                                        (1,466)
                                                                       ---------
    Total                                                                 (2,497)
                                                                       ---------

Net offering proceeds                                                  $  34,454
                                                                       =========

*     Securities are not issued or sold in predetermined units.
**    Amount represents estimated commissions paid to affiliated parties.
*** Amount represents estimated general administrative expenses paid to the parent under service and lease agreement.

                                   SIGNATURES

Pursuant to the requirements of Section 13, or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Newark, and state of New Jersey, on the 24th day of March 2003.

                      PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                      (Registrant)


                                      By: /s/ Andrew J. Mako
                                          --------------------------
                                          Andrew J. Mako
                                          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 2003.

Signature                                       Title
---------                                       -----

Vivian L. Banta    *                            Chairman of the Board
------------------------------


Vivian L. Banta


James J. Avery, Jr.  *                          Vice Chairman of the Board
------------------------------                  and Director
James J. Avery, Jr.


  /s/ Andrew J. Mako                            Director and President
------------------------------
Andrew J. Mako


Ronald Paul Joelson   *                         Director
------------------------------
Ronald Paul Joelson


Richard J. Carbone   *                          Director
------------------------------
Richard J. Carbone


Helen M. Galt   *                               Director
------------------------------
Helen M. Galt


David R. Odenath, Jr.   *                       Director
------------------------------
David R. Odenath, Jr.


  /s/ William J. Eckert, IV                     Vice President and Chief
------------------------------                  Accounting Officer
William J. Eckert, IV


                             * By: /s/ Thomas C. Castano
                                   ---------------------
                                   Thomas C. Castano
                                   (Attorney-in-Fact)

                                 CERTIFICATIONS

I, Andrew J. Mako certify that:

1. I have reviewed this annual report on Form 10-K of Pruco Life Insurance Company of New Jersey;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

                               /s/ Andrew J. Mako
                               ------------------
                                 Andrew J. Mako
                             Chief Executive Officer

I, William J. Eckert, IV, certify that:

1. I have reviewed this annual report on Form 10-K of Pruco Life Insurance Company of New Jersey;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

                              /s/ William J. Eckert
                              ---------------------
                              William J. Eckert, IV

                             Chief Financial Officer

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

                           December 31, 2002 and 2001

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

                          INDEX TO FINANCIAL STATEMENTS

Financial Statements                                                                                 Page No.
--------------------                                                                                 --------
PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY


Report of Independent Accountants                                                                      F-2


Financial Statements:


      Statements of Financial Position - December 31, 2002 and 2001                                    F-3


      Statements of Operations and Comprehensive Income
      Years Ended December 31, 2002, 2001 and 2000                                                     F-4


      Statements of Stockholder's Equity - Years Ended December 31, 2002, 2001 and 2000                F-5


      Statements of Cash Flows - Years Ended December 31, 2002, 2001 and 2000                          F-6


      Notes to Financial Statements                                                                    F-7

                        Report of Independent Accountants



To the Board of Directors and Stockholder of Pruco Life Insurance Company of New Jersey

In our opinion, the financial statements listed in the accompanying index present fairly, in all material aspects, the financial position of Pruco Life Insurance Company of New Jersey (an indirect, wholly-owned subsidiary of The Prudential Insurance Company of America) at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

New York, New York
February 11, 2003

Pruco Life Insurance Company of New Jersey

Statements of Financial Position
December 31, 2002 and 2001 (in thousands)

----------------------------------------------------------------------------------------

                                                                2002            2001
                                                             -----------     -----------
ASSETS
Fixed maturities available for sale, at fair value
   (amortized cost, 2002: $525,866; and 2001: $478,996)       $  553,901       $ 490,734
Policy loans                                                     158,431         158,754
Short-term investments                                            30,158          32,983
Other long-term investments                                        3,561           2,614
                                                             -----------     -----------
   Total investments                                             746,051         685,085
Cash and cash equivalents                                         61,482          58,212
Deferred policy acquisition costs                                137,053         118,975
Accrued investment income                                         11,291          10,399
Receivables from affiliates                                       24,686          17,270
Other assets                                                      11,644           3,919
Separate account assets                                        1,590,335       1,631,113
                                                             -----------     -----------
TOTAL ASSETS                                                 $ 2,582,542     $ 2,524,973
                                                             ===========     ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                               $  529,333       $ 457,172
Future policy benefits and other policyholder liabilities        134,208         119,400
Cash collateral for loaned securities                             25,035          36,092
Securities sold under agreements to repurchase                    31,713          18,514
Income taxes payable                                              33,646          36,012
Other liabilities                                                  9,562          19,298
Separate account liabilities                                   1,590,335       1,631,113
                                                             -----------     -----------
Total liabilities                                              2,353,832       2,317,601
                                                             -----------     -----------

Contingencies - (See Footnote 11)

Stockholder's Equity
Common stock, $5 par value;
   400,000 shares authorized;
   issued and outstanding at
   December 31, 2002 and 2001                                      2,000           2,000
Paid-in-capital                                                  128,689         128,689
Retained earnings                                                 88,326          72,959
Accumulated other comprehensive income                             9,695           3,724
                                                             -----------     -----------
Total stockholder's equity                                       228,710         207,372
                                                             -----------     -----------
TOTAL LIABILITIES AND
    STOCKHOLDER'S EQUITY                                     $ 2,582,542     $ 2,524,973
                                                             ===========     ===========

                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Operations and Comprehensive Income
Years Ended December 31, 2002, 2001 and 2000 (in thousands)

-----------------------------------------------------------------------------------------------------

                                                           2002             2001              2000
                                                         ---------        ---------         ---------
REVENUES

Premiums                                                 $  28,321        $  16,284         $   5,717
Policy charges and fee income                               70,444           49,808            55,231
Net investment income                                       44,812           55,981            54,524
Realized investment losses, net                            (14,204)          (9,630)           (1,045)
Asset management fees                                        1,264              613             8,467
Other income                                                 1,709              646               331
                                                         ---------        ---------         ---------
Total revenues                                             132,346          113,702           123,225
                                                         ---------        ---------         ---------

BENEFITS AND EXPENSES

Policyholders' benefits                                     45,543           33,148            28,201
Interest credited to policyholders' account balances        20,449           20,503            19,326
General, administrative and other expenses                  56,145           37,954            39,415
                                                         ---------        ---------         ---------
Total benefits and expenses                                122,137           91,605            86,942
                                                         ---------        ---------         ---------
Income from operations before income taxes                  10,209           22,097            36,283
                                                         ---------        ---------         ---------

Income taxes:
Current                                                     (8,717)          (3,603)           15,365
Deferred                                                     3,558           10,107            (2,666)
                                                         ---------        ---------         ---------
Income tax (benefit) expense                                (5,159)           6,504            12,699
                                                         ---------        ---------         ---------

NET INCOME                                                  15,368           15,593            23,584

Other comprehensive income, net of tax:

    Unrealized gains on securities, net of
    reclassification adjustment                              5,971            4,487             5,325
                                                         ---------        ---------         ---------
TOTAL COMPREHENSIVE INCOME                               $  21,339        $  20,080         $  28,909
                                                         =========        =========         =========

                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of  Stockholder's Equity
Years Ended December 31, 2002, 2001 and 2000 (in thousands)

--------------------------------------------------------------------------------------------------------

                                                                             Accumulated
                                                                                other          Total
                                    Common     Paid - in -      Retained    comprehensive  stockholder's
                                    stock        capital        earnings    income (loss)      equity
                                    ------     -----------      --------    -------------  -------------
Balance, January 1, 2000           $  2,000     $ 125,000       $ 230,057    $   (6,088)     $ 350,969

   Net income                             -             -          23,584             -         23,584
   Contribution                           -         3,689               -             -          3,689
   Change in net unrealized
   investment losses, net of
   reclassification and taxes             -             -               -         5,325          5,325
                                   --------     ---------       ---------    ----------      ---------
Balance, December 31, 2000            2,000       128,689         253,641          (763)       383,567

   Net income                             -             -          15,593             -         15,593
   Dividend to parent                     -             -        (186,000)            -       (186,000)
   Policy credits issued to
   eligible policyholders                 -             -        (10,275)             -        (10,275)
   Change in net unrealized
   investment losses, net of
   reclassification and taxes             -             -               -         4,487          4,487
                                   --------     ---------       ---------    ----------      ---------
Balance, December 31, 2001            2,000       128,689          72,959         3,724        207,372

   Net income                             -             -          15,368             -         15,368
   Adjustments to policy
   credits issued to eligible
   policyholders                          -             -              (1)            -             (1)
   Change in net unrealized
   investment gains, net of
   reclassification and taxes             -             -               -         5,971          5,971
                                   --------     ---------       ---------    ----------      ---------
Balance, December 31, 2002         $  2,000     $ 128,689       $  88,326    $    9,695      $ 228,710
                                   ========     =========       =========    ==========      =========

                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Cash Flows
Years Ended December 31, 2002, 2001 and 2000 (in thousands)

------------------------------------------------------------------------------------------------------------------

                                                                             2002           2001           2000
                                                                          ----------     ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $   15,368     $  15,593       $  23,584
   Adjustments to reconcile net income to net cash from (used in)
      operating activities:
      Policy charges and fee income                                          (12,057)       (9,906)         (9,881)
      Interest credited to policyholders' account balances                    20,449        20,503          19,326
      Realized investment losses, net                                         14,204         9,630           1,045
      Amortization and other non-cash items                                   (7,651)      (10,883)         (9,254)
      Change in:
        Future policy benefits and other policyholders'                       14,808        11,182           3,468
        liabilities
        Accrued investment income                                               (892)        3,382          (1,289)
        Policy loans                                                             323        (6,643)         (8,296)
        Receivable from affiliates                                            (7,416)        4,995          (2,345)
        Deferred policy acquisition costs                                    (18,078)       (2,322)         12,531
        Income taxes payable                                                  (2,366)        6,099           2,084
        Other, net                                                            (8,341)       (2,244)          1,869
                                                                          ----------     ---------       ---------
Cash flows from operating activities                                           8,351        39,386          32,842
                                                                          ----------     ---------       ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Proceeds from the sale/maturity of:
      Fixed maturities:
        Available for sale                                                   271,401       552,931         396,117
   Payments for the purchase of:
      Fixed maturities:
        Available for sale                                                  (331,512)     (577,097)       (411,579)
   Other long term investments, net                                           (2,458)          963          (1,058)
   Cash collateral for loaned securities, net                                (11,057)      (12,217)         30,409
   Securities sold under agreements to repurchase, net                        13,199         8,760           9,754
   Short term investments, net                                                 2,822        (4,224)        (28,756)
                                                                          ----------     ---------       ---------
Cash flows used in investing activities                                      (57,605)      (30,884)         (5,113)
                                                                          ----------     ---------       ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
   Policyholders' account balances:
      Deposits                                                               135,163        87,261         170,978
      Withdrawals                                                            (73,518)      (76,288)       (161,060)
     Cash dividend paid to parent                                                  -       (26,500)              -
     Cash payments to eligible policyholders                                  (9,121)            -               -
                                                                          ----------     ---------       ---------
Cash flows from (used in) financing activities                                52,524       (15,527)          9,918
                                                                          ----------     ---------       ---------

Net increase (decrease) in cash and cash equivalents                           3,270        (7,025)         37,647
Cash and cash equivalents, beginning of year                                  58,212        65,237          27,590
                                                                          ----------     ---------       ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                    $   61,482     $  58,212       $  65,237
                                                                          ==========     =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION
    Income taxes paid                                                     $      565     $   2,930       $  13,421
                                                                          ----------     ---------       ---------
NON-CASH TRANSACTIONS DURING THE YEAR
   Dividend paid with fixed maturities                                    $        -     $ 159,500       $       -
                                                                          ----------     ---------       ---------
   Policy credits issued to eligible policyholders                        $        -     $  10,275       $       -
                                                                          ----------     ---------       ---------
   Contribution from parent                                               $        -     $       -       $   3,689
                                                                          ----------     ---------       ---------

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

The Company is a wholly owned subsidiary of Pruco Life Insurance Company ("Pruco Life"), a stock life insurance company organized in 1971 under the laws of the state of Arizona. Pruco Life, in turn, is a wholly owned subsidiary of The Prudential Insurance Company of America ("Prudential Insurance"), an insurance company founded in 1875 under the laws of the state of New Jersey. On December 18, 2001 ("the date of demutualization") Prudential Insurance converted from a mutual life insurance company to a stock life insurance company and became an indirect wholly owned subsidiary of Prudential Financial, Inc. ("Prudential Financial"). The demutualization was completed in accordance with Prudential Insurance's Plan of Reorganization, which was approved by the Commissioner of the New Jersey Department of Banking and Insurance in October 2001.

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products and individual annuities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company has extensive transactions and relationships with Prudential Insurance and other affiliates, as more fully described in Footnote 12. Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

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

Investments
Fixed maturities classified as "available for sale" are carried at estimated fair value. The amortized cost of fixed maturities is written down to estimated fair value if a decline in value is considered to be other than temporary. See the discussion below on realized gains and losses for a description of the accounting for impairment adjustments. Unrealized gains and losses on fixed maturities "available for sale", including the effect on deferred policy acquisition costs and policyholders' account balances that would result from the realization of unrealized gains and losses are included in "Accumulated other comprehensive income (loss)", net of income taxes.

Policy loans are carried at unpaid principal balances.

Short-term investments consist of highly liquid debt instruments with a maturity of greater than three months and less than twelve months when purchased. These investments are carried at amortized cost, which because of their short term, approximates fair value.

Other long-term investments consist of the Company's investments in the Company's own separate accounts, which are carried at estimated fair value.

Realized investment losses, net are computed using the specific identification method. Costs of fixed maturities and equity securities are adjusted for impairments, which are declines in value that are considered to be other than temporary. Impairment adjustments are included in "Realized investment losses, net." In evaluating whether a decline in value is other than temporary, the Company considers several factors including, but not limited to the following:
(1) whether the decline is substantial; (2) the duration (generally greater than six months); (3) the reasons for the decline in value (credit event, interest related or market fluctuation); (4) the Company's ability and intent to hold the investments for a period of time to allow for a recovery of value; and (5) the financial condition of and near-term prospects of the issuer.

Cash and cash equivalents
Cash and cash equivalents include cash on hand, amounts due from banks, money market instruments, and other debt issues with a maturity of three months or less when purchased.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Policy Acquisition Costs
The costs that vary with and that are related primarily to the production of new insurance and annuity business are deferred to the extent such costs are deemed recoverable from future profits. Such costs include certain commissions, costs of policy issuance and underwriting, and variable field office expenses. Deferred policy acquisition costs ("DAC") are subject to recoverability testing at the end of each accounting period. DAC, for applicable products, are adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in "Accumulated other comprehensive (loss) income."

Policy acquisition costs related to interest-sensitive and variable life products and certain investment-type products are deferred and amortized over the expected life of the contracts (periods ranging from 25 to 30 years) in proportion to estimated gross profits arising principally from investment results, mortality and expense margins, and surrender charges based on historical and anticipated future experience, which is updated periodically. The effect of changes to estimated gross profits on unamortized DAC is reflected in "General, administrative and other expenses" in the period such estimated gross profits are revised. DAC related to non-participating term insurance are amortized over the expected life of the contracts in proportion to premium income.

The Company and Prudential Insurance have offered programs under which policyholders, for a selected product or group of products, can exchange an existing policy or contract issued by the Company or Prudential Insurance for another form of policy or contract. These transactions are known as internal replacements. If the terms of the new policies are not substantially similar to those of the former policy, the unamortized DAC on the surrendered policies is immediately charged to expense. If the new policies have terms that are substantially similar to those of the earlier policies, the DAC is retained with respect to the new policies and amortized over the life of the new policies.

Securities loaned
Securities loaned are treated as collateralized financing arrangements and are recorded at the amount of cash received as collateral. The Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of securities loaned on a daily basis with additional collateral obtained as necessary. Non-cash collateral received is not reflected in the statements of financial position because the debtor typically has the right to redeem the collateral on short notice. Substantially all of the Company's securities loaned are with large brokerage firms.

Securities sold under agreements to repurchase
Securities sold under agreements to repurchase are treated as collateralized financing arrangements and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreements. Assets to be repurchased are the same, or substantially the same, as the assets transferred and the transferor, through right of substitution, maintains the right and ability to redeem the collateral on short notice. The market value of securities to be repurchased is monitored and additional collateral is obtained, where appropriate, to protect against credit exposure.

Securities lending and securities repurchase agreements are used to generate net investment income. These instruments are short-term in nature (usually 30 days or less). Securities loaned are collateralized principally by U.S. government and mortgage-backed securities. Securities sold under repurchase agreements are collateralized principally by cash. The carrying amounts of these instruments approximate fair value because of the relatively short period of time between the origination of the instruments and their expected realization.

Separate account assets and liabilities
Separate account assets and liabilities are reported at estimated fair value and represent segregated funds, which are invested for certain policyholders and other customers. The assets consist of common stocks, fixed maturities, real estate related securities, and short-term investments. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. The investment income and gains or losses for separate accounts generally accrue to the policyholders and are not included in the Statements of Operations and comprehensive Income. Mortality, policy administration and surrender charges on the accounts are included in "Policy charges and fee income."

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

Other assets and other liabilities
Other assets consist primarily of prepaid expenses, certain restricted assets, and receivables resulting from sales of securities that had not yet settled at the balance sheet date. Other liabilities consist primarily of accrued expenses, technical overdrafts, demutualization consideration not yet paid to policyholders, and payables resulting from purchases of securities that had not yet been settled at the balance sheet date.

Insurance Revenue and Expense Recognition
Premiums from insurance policies, excluding interest-sensitive life contracts, are generally recognized when due. Benefits are recorded as an expense when they are incurred. For traditional life insurance contracts, a liability for future policy benefits is recorded using the net level premium method. For individual annuities in payout status, a liability for future policy benefits is recorded for the present value of expected future payments based on historical experience.

Certain annuity contracts provide the holder a guarantee that the benefit received upon death will be no less than a minimum prescribed amount that is based upon a combination of net deposits to the contract, net deposits to the contract accumulated at a specified rate or the highest historical account value on a contract anniversary. To the extent the guaranteed minimum death benefit exceeds the current account value at the time of death, the Company incurs a cost that is recorded as "Policyholders' benefits" for the period in which death occurs.

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

Asset management fees
Through December 31, 2000, the Company received asset management fee income from policyholder account balances invested in The Prudential Series Funds ("PSF"), which are a portfolio of mutual fund investments related to the Company's separate account products (refer to Note 13). In addition, the Company receives fees from policyholder account balances invested in funds managed by companies other than Prudential Insurance. Asset management fees are recognized as income as earned.

Derivative Financial Instruments
The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended, on January 1, 2001. Except as noted below, the adoption of this statement did not have a material impact on the results of operations of the Company.

Upon its adoption of FAS 133, the Company reclassified "held to maturity" securities with a fair value of approximately $7.3 million to "available for sale" as permitted by the new standard. This reclassification resulted in unrealized gains of $0.2 million, net of tax, which were recorded in "Accumulated Other Comprehensive income (loss)."

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or the value of securities or commodities. Futures are the only derivative financial instruments used by the Company. Derivative positions are carried at estimated fair value, generally by obtaining quoted market prices or through the use of pricing models. Values can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility and liquidity. Values can also be affected by changes in estimates and assumptions used in pricing models.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivatives are used to manage the characteristics of the Company's asset/liability mix, and to manage the interest rate and currency characteristics of invested assets. Additionally, derivatives are used to seek to reduce exposure to interest rates and foreign currency risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred.

The Company designates derivatives as either (1) a hedge of the fair value of a recognized asset or liability or unrecognized firm commitment ("fair value" hedge), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), (3) a foreign currency or cash flow hedge ("foreign currency" hedge),
(4) a hedge of a net investment in a foreign operation, or (5) a derivative entered into as an economic hedge that does not qualify for hedge accounting. As of December 31, 2002, none of the Company's derivatives qualify for hedge accounting treatment.

If a derivative does not qualify for hedge accounting, it is recorded at fair value in "Other long-term investments" or "Other liabilities" in the Consolidated Statements of Financial Position. Changes in fair value are included in "Realized investment losses net" without considering changes in fair value of the hedged assets or liabilities.

Income Taxes
The Company is a member of the consolidated federal income tax return of Prudential Financial and files separate company state and local tax returns. Pursuant to the tax allocation arrangement with Prudential Financial, total federal income tax expense is determined on a separate company basis. Members with losses record tax benefits to the extent such losses are recognized in the consolidated federal tax provision. Deferred income taxes are generally recognized, based on enacted rates, when assets and liabilities have different values for financial statement and tax reporting purposes. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to be realized.

New Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that an intangible asset acquired either individually or with a group of other assets shall initially be recognized and measured based on fair value. An intangible asset with a finite life is amortized over its useful life to the reporting entity; an intangible asset with an indefinite useful life, including goodwill, is not amortized. All intangible assets shall be tested for impairment in accordance with the statement. As of December 31, 2002, the Company does not have any goodwill or intangible assets.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when a liability is incurred. Prior to the adoption of SFAS No. 146, such amounts were recorded upon the Company's commitment to a restructuring plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Accordingly, the Company will adopt this statement for applicable transactions occurring on or after January 1, 2003.

In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 expands existing accounting guidance and disclosure requirements for certain guarantees and requires the recognition of a liability for the fair value of certain types of guarantees upon issuance. FIN No. 45 is applicable to guarantees issued or modified after December 31, 2002. The January 1, 2003 adoption of the Interpretation's guidance did not have a material effect on the Company's financial position. The Company did not have any guarantees to disclose in accordance with the disclosure requirements of the Interpretation.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses whether certain types of entities, referred to as variable interest entities ("VIEs"), should be consolidated in a company's financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity's expected losses or the right to receive the entity's expected residual returns); or (2) lacks sufficient equity to finance its own activities without financial support provided by other parties, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if it stands to absorb a majority of the VIE's expected losses or residual returns. The Company adopted the Interpretation for relationships with VIEs that began on or after February 1, 2003. For VIEs with which an entity became involved in prior to February 1, 2003, the consolidation guidance is required to be implemented by July 1, 2003. Accordingly, the Company is in the process of determining whether it will need to consolidate previously unconsolidated VIEs or to deconsolidate previously consolidated VIEs.

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

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

3. INVESTMENTS

Fixed Maturities
The following tables provide additional information relating to fixed maturities as of December 31:

                                                                                    2002
                                                            -------------------------------------------------------
                                                                             Gross           Gross        Estimated
                                                            Amortized      unrealized     unrealized         fair
                                                              cost           gains          losses          value
                                                            ---------      ----------     -----------     ---------
                                                                                (in thousands)
Fixed maturities available for sale
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies                    $ 42,149       $  1,222        $      -       $ 43,371

Foreign government bonds                                        4,027            280               -          4,307

Corporate securities                                          464,235         29,148           2,957        490,426

Mortgage-backed securities                                     15,455            342               -         15,797
                                                             --------       --------        --------      ---------

Total fixed maturities available for sale                    $525,866       $ 30,992        $  2,957      $ 553,901
                                                             ========       ========        ========      =========

                                                                                    2001
                                                            -------------------------------------------------------
                                                                             Gross           Gross        Estimated
                                                            Amortized      unrealized     unrealized         fair
                                                              cost           gains          losses          value
                                                            ---------      ----------     -----------     ---------
                                                                                (in thousands)
Fixed maturities available for sale
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies                    $ 19,136       $    241        $     99      $  19,278

Foreign government bonds                                        4,029            259               -          4,288

Corporate securities                                          455,150         15,772           4,431        466,491

Mortgage-backed securities                                        681              -               4            677
                                                             --------       --------        --------      ---------

Total fixed maturities available for sale                    $478,996       $ 16,272        $  4,534      $ 490,734
                                                             ========       ========        ========      =========

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

3. INVESTMENTS (continued)

The amortized cost and estimated fair value of fixed maturities, by contractual maturities at December 31, 2002, is shown below:

                                                   Available for Sale
                                           -----------------------------------
                                              Amortized      Estimated fair
                                                cost              value
                                           -----------------------------------
                                                     (in thousands)

Due in one year or less                        $  43,397         $   43,902

Due after one year through five years            225,800            238,111

Due after five years through ten years           199,495            212,196

Due after ten years                               41,719             43,895

Mortgage-backed securities                        15,455             15,797
                                               ---------         ----------

Total                                          $ 525,866         $  553,901
                                               =========         ==========

Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

Proceeds from the sale of fixed maturities available for sale during 2002, 2001, and 2000 were $262.4 million, $552.4 million, and $354.4 million, respectively. Gross gains of $4.9 million, $10.1 million, and $2.2 million, and gross losses of $8.5 million, $10.1 million, and $5.2 million were realized on those sales during 2002, 2001, and 2000, respectively. Proceeds from maturities of fixed maturities available for sale during 2002, 2001, and 2000 were $9.0 million, $0.5 million, and $41.7 million, respectively.

Due to the adoption of FAS 133, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001, the entire portfolio of fixed maturities classified as held to maturity were transferred to the available for sale category. During the year ended December 31, 2000, there were no securities classified as held to maturity that were sold.

Writedowns for impairments that were deemed to be other than temporary for fixed maturities were $9.0 million, $7.8 million and $1.3 million for the years 2002, 2001 and 2000, respectively.

Investment Income and Investment Gains and Losses

Net investment income arose from the following sources for the years ended December 31:

                                                2002        2001          2000
                                              --------    --------      -------
                                                       (in thousands)

Fixed maturities                              $ 35,078    $  46,813    $ 43,972
Policy loans                                     8,715       8,647        8,053
Short-term investments and cash equivalents      1,852       4,496        5,126
Other                                              932        (418)       1,300
                                              --------    --------      -------
Gross investment income                         46,577      59,538       58,451
Less investment expenses                        (1,765)     (3,557)      (3,927)
                                              --------    --------      -------
Net investment income                         $ 44,812    $ 55,981     $ 54,524
                                              ========    ========     ========

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

3. INVESTMENTS (continued)

Realized investment losses, net, including charges for other than temporary reductions in value, for the years ended December 31, were from the following sources:

                                           2002           2001        2000
                                         --------       --------    -------
                                                     (in thousands)

Fixed maturities                         $  (12,690)   $ (7,807)   $  (4,324)
Derivatives                                  (1,513)     (1,823)       2,924
Other                                            (1)          -          355
                                         ----------    --------    ---------
Realized investment losses, net          $  (14,204)   $ (9,630)   $  (1,045)
                                         ==========    ========    =========


Securities Pledged, Restricted Assets and Special Deposits

The Company pledges investment securities it owns to unaffiliated parties through certain transactions including securities lending, securities sold under agreements to repurchase, and futures contracts. At December 31, 2002 and 2001, the carrying values of fixed maturities available for sale pledged to third parties as reported in the Statements of Financial Position were $56.6 million and $54.8 million, respectively.

Fixed maturities of $0.5 million at December 31, 2002 and 2001 were on deposit with governmental authorities or trustees as required by certain insurance laws.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

3. INVESTMENTS (continued)

Net Unrealized Investment Gains (Losses)

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

                                                                                                              Accumulated other
                                                                                                                comprehensive
                                                                                                                income (loss)
                                                                    Deferred                    Deferred       related to net
                                                    Unrealized       policy    Policyholders'  income tax        unrealized
                                                  gains (losses)  acquisition     account      (liability)       investment
                                                  on investments     costs        balances       benefit       gains (losses)
                                                  --------------  -----------  --------------  -----------    -----------------
                                                                               (in thousands)
Balance, December 31, 1999                         $  (18,951)     $  11,136     $  (1,512)    $   3,239         $  (6,088)

   Net investment gains on investments
    arising during the period                          12,620              -             -        (4,454)            8,166

   Reclassification adjustment for losses
    included in net income                              4,324              -             -        (1,526)            2,798

   Impact of net unrealized investment
    gains on deferred policy acquisition costs              -        (10,161)            -         3,658            (6,503)

   Impact of net unrealized investment
    gains on policyholders' account balances                -              -         1,350          (486)              864
                                                   ----------      ---------      --------     ---------         ---------
Balance, December 31, 2000                             (2,007)           975          (162)          431              (763)

   Net investment gains on investments
    arising during the period                           5,938              -             -        (2,138)            3,800

   Reclassification adjustment for losses
    included in net income                              7,807              -             -        (2,810)            4,997

   Impact of net unrealized investment
    gains on deferred policy acquisition costs              -         (8,109)            -         2,919            (5,190)

   Impact of net unrealized investment
    gains  on policyholders' account balances               -              -         1,376          (496)              880
                                                   ----------      ---------      --------     ---------         ---------

Balance, December 31, 2001                             11,738         (7,134)        1,214        (2,094)            3,724
   Net investment gains on investments
    arising during the period                           3,607              -             -        (1,299)            2,308

   Reclassification adjustment for losses
    included in net income                             12,690              -             -        (4,568)            8,122

   Impact of net unrealized investment
    gains on deferred policy acquisition costs              -         (9,128)            -         3,286            (5,842)

   Impact of net unrealized investment
    gains on policyholders' account balances                -              -         2,161          (778)            1,383
                                                   ----------      ---------      --------     ---------         ---------
Balance, December 31, 2002                         $   28,035      $(16,262)     $   3,375     $  (5,453)        $   9,695
                                                   ==========      =========     =========     =========         =========

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

4. DEFERRED POLICY ACQUISITION COSTS

The balance of and changes in deferred policy acquisition costs for the year ended December 31, are as follows:

                                                                 2002              2001              2000
                                                               -------            ------            ------
                                                                               (in thousands)
Balance, beginning of year                                    $ 118,975          $  116,653       $ 129,184
Capitalization of commissions, sales and issue expenses          51,974              25,953          10,638
Amortization
                                                                (24,768)            (15,522)        (13,008)
Change in unrealized investment (gains) losses
                                                                 (9,128)             (8,109)        (10,161)
                                                              ---------          ----------        --------
Balance, end of year                                          $ 137,053          $  118,975       $ 116,653
                                                              =========          ==========       =========

5. POLICYHOLDERS' LIABILITIES

Future policy benefits and other policyholder liabilities at December 31 are as follows:

                                            2002               2001
                                           ------             ------
                                                 (in thousands)

Life insurance                            $ 129,607        $  114,698
Annuities                                     4,601             4,702
                                          ---------        ----------
Total future policy benefits              $ 134,208        $  119,400
                                          =========        ==========

Life insurance liabilities include reserves for death benefits and other policy benefits. Annuity liabilities include reserves for annuities that are in payout status.

Future policy benefits for life insurance are based on the net level premium method, calculated using the guaranteed mortality and nonforfeiture rates, which range from 2.50% to 7.25%.

Future policy benefits for individual annuities are equal to the aggregate of 1) the present value of expected future payments on the basis of actuarial assumptions established at issue, and 2) premium deficiency reserves. Assumptions as to mortality are based on the Company's experience when the basis of the reserve is established. The interest rates used in the determination of the individual annuities reserves range from 6.25% to 8.75%, with less than 15% of the reserves based on an interest rate in excess of 8%.

Policyholders' account balances at December 31 are as follows:

                                            2002               2001
                                           ------             ------
                                                 (in thousands)

Interest-sensitive life contracts         $ 367,832         $ 345,344
Individual annuities                        161,501           111,828
                                          ---------         ---------
Total policyholders' account balances     $ 529,333         $ 457,172
                                          =========         =========

Policyholders' account balances for interest-sensitive life and individual annuities represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges. Interest crediting rates range from 4.00% to 6.75% for interest-sensitive life contracts. Interest crediting rates for individual annuities range from 3.00% to 15.00%, with less than 1% of policyholders' account balances with interest crediting rates in excess of 8%.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

6. REINSURANCE

The Company participates in reinsurance, with Prudential Insurance and other companies, in order to provide greater diversification of business, provide additional capacity for future growth and limit the maximum net loss potential arising from large risks. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability reassumed by the Company is considered to be remote.

Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies.

Reinsurance amounts included in the Statement of Operations and Comprehensive Income for the years ended December 31 are below.

                                                          2002              2001             2000
                                                         ------            ------           ------
                                                                       (in thousands)
Direct premiums and policy charges and fee income       $ 104,180          $ 68,889         $ 61,412
     Reinsurance ceded                                     (5,415)           (2,797)            (464)
                                                        ---------          --------         --------
Premiums and policy charges and fee income              $  98,765          $ 66,092         $ 60,948

Policyholders' benefits ceded                           $  12,929          $    762         $    110


Reinsurance ceded for interest-sensitive life products is accounted for as a reduction of policy charges and fee income. Reinsurance ceded for term insurance products is accounted for as a reduction of premiums.

Reinsurance recoverables, included in "Other assets" in the Company's Statements of Financial Position, at December 31, 2002 and 2001 were $8.2 million and $2.4 million, respectively.

The gross and net amounts of life insurance in force at December 31, were as follows:

                                                          2002              2001             2000
                                                         ------            ------           ------
                                                                       (in thousands)
     Life insurance face amount in force             $ 21,119,708       $  11,071,045     $7,874,501
     Ceded to other companies                          (9,866,510)         (3,697,344)      (673,474)
                                                     ------------       -------------     ----------
     Net amount of life insurance in force           $ 11,253,198       $   7,373,701     $7,201,027
                                                     ============       =============     ==========

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

7. INCOME TAXES

The components of income taxes for the years ended December 31, are as follows:

                                               2002              2001             2000
                                              ------            ------           ------
                                                            (in thousands)
Current tax (benefit) expense:
   U.S.                                     $  (8,975)        $  (3,756)       $  15,365
   State and local                                258               153                -
                                            ---------         ---------        ---------
   Total                                       (8,717)           (3,603)          15,365
                                            ---------         ---------        ---------


Deferred tax expense (benefit):
   U.S.                                         3,918            10,019           (3,211)
   State and local                               (360)               88              545
                                            ---------         ---------        ---------
   Total                                        3,558            10,107           (2,666)
                                            ---------         ---------        ---------
Total income tax (benefit) expense          $  (5,159)        $   6,504        $  12,699
                                            =========         =========        =========

The income tax expense for the years ended December 31, differs from the amount computed by applying the expected federal income tax rate of 35% to income from operations before income taxes for the following reasons:

                                               2002              2001             2000
                                              ------            ------           ------
                                                            (in thousands)
Expected federal income tax expense         $   3,573         $   7,734        $  12,699
State and local income taxes                      (66)              157              354
Non taxable investment income                  (8,505)           (1,558)            (843)
Other                                            (161)              171              489
                                            ---------         ---------        ---------
Total income tax (benefit) expense          $  (5,159)        $   6,504        $  12,699
                                            =========         =========        =========

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

                                              2002             2001
                                             ------           ------
                                                 (in thousands)
Deferred tax assets
   Insurance reserves                       $  2,124         $  7,331
   Net operating loss                          1,938               64
   Investments                                 4,180            1,061
                                            --------         --------
   Deferred tax assets                         8,242            8,456
                                            --------         --------

Deferred tax liabilities
   Deferred acquisition costs                 35,778           35,233
   Net unrealized gains on securities         10,093            4,226
   Other                                       2,189            1,899
                                            --------         --------
   Deferred tax liabilities                   48,060           41,358
                                            --------         --------

Net deferred tax liability                  $ 39,818         $ 32,902
                                            ========         ========

Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets after valuation allowance. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of the deferred tax asset that is realizable. At December 31, 2002 the Company had $4.6 million of federal and state capital loss carryforwards for tax purposes, which expire by 2007. At December 31, 2002 and 2001, the Company had state operating loss carryforwards for tax purposes of $17 million and $4 million, which expire by 2017 and 2016, respectively.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

7. INCOME TAXES (continued)

The Internal Revenue Service (the "Service") has completed all examinations of the consolidated federal income tax returns through 1992 as well as 1996. The Service has examined the years 1993 through 1995 and the Company is in the process of finalizing an agreement with the Service with respect to proposed adjustments for those tax years. The Service has begun its examination of 1997 through 2001. Management believes sufficient provisions have been made for potential adjustments.

8. STATUTORY NET INCOME AND SURPLUS AND DIVIDEND RESTRICTIONS

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

Statutory net income (loss) of the Company amounted to $(45.0) million, $(12.1) million, and $21.3 million for the years ended December 31, 2002, 2001, and 2000, respectively. Statutory surplus of the Company amounted to $63.8 million and $111.5 million at December 31, 2002 and 2001, respectively.

In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance ("Codification"), which replaced the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting as of January 1, 2001. Codification provided guidance for areas where statutory accounting had been silent and changed current statutory accounting in certain areas. The Company adopted the Codification guidance effective January 1, 2001. As a result of these changes, the Company reported an increase to statutory surplus of $7 million, primarily relating to the recognition of deferred tax assets.

The Company is subject to New Jersey law. The maximum amount of dividends, which can be paid by State of New Jersey insurance companies to shareholders without prior approval of the Insurance Commissioner, is subject to N.J.S.A.17:27A-4.c(2)(b). Based on 2002 earnings, there is no capacity to pay a dividend without prior approval in 2003.

The Company received approval from the New Jersey Commissioner of Insurance to pay an extraordinary dividend to Pruco Life in 2001 of $186 million.

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

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

9. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table discloses the carrying amounts and estimated fair values of the Company's financial instruments at December 31:

                                                              2002                                     2001
                                               ----------------------------------    -----------------------------------
                                                     Carrying         Estimated            Carrying         Estimated
                                                      value          fair value              value         fair value
                                               ---------------- -----------------    ----------------- -----------------
                                                                            (in thousands)
Financial assets:
   Fixed maturities available for sale            $  553,901        $  553,901           $  490,734        $  490,734
   Policy loans                                      158,431           185,715              158,754           169,701
   Short-term investments                             30,158            30,158               32,983            32,983
   Cash and cash equivalents                          61,482            61,482               58,212            58,212
   Separate accounts assets                        1,590,335         1,590,335            1,631,113         1,631,113

Financial liabilities:
   Investment contracts                           $  178,086        $  178,086           $  117,694        $  117,694
   Cash collateral for loaned securities              25,035            25,035               36,092            36,092
   Securities sold under agreements
       to repurchase                                  31,713            31,713               18,514            18,514
   Separate accounts liabilities                   1,590,335         1,590,335            1,631,113         1,631,113

10. DERIVATIVE AND OFF-BALANC E SHEET CREDIT-RELATED INSTRUMENTS

Futures
Exchange-traded treasury futures are used by the Company to reduce market risks from changes in interest rates, to alter mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets. As an example, the Company agrees to purchase or sell a specified number of contracts, the value of which are determined by the value of designated classes of securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures with regulated futures commissions merchants who are members of a trading exchange.

Treasury futures are used to manage duration mismatches between assets and liabilities by replicating Treasury performance. Treasury futures move substantially in value as interest rates change and can be used to modify existing interest rate risk. This strategy protects against the risk that cash flow requirements may necessitate liquidation of investments at unfavorable prices resulting from increases in interest rates. This strategy can be a more cost effective way of temporarily reducing the Company's exposure to a market decline that selling fixed income securities and purchasing a similar portfolio when such a decline is believed to be over.

The notional and fair value of futures contracts was $12.4 million and $.4 million at December 31, 2002, respectively. The notional and fair value of futures contracts was $37.0 million and $.03 million at December 31, 2001, respectively.

Credit Risk
The Company is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company's derivative contracts is limited to the fair value at the reporting date. The credit exposure of the Company's swaps transactions is represented by the fair value (market value) of contracts with a positive fair value (market value) at the reporting date. Because exchange-traded futures are effected through regulated exchanges, and positions are marked to market on a daily basis, the Company has little exposure to credit-related losses in the event of nonperformance by counterparties to such financial instruments. The credit exposure of exchange-traded instruments is represented by the negative change, if any, in the fair value (market value) of contracts from the fair value (market value) at the reporting date.

The Company manages credit risk by entering into transactions with creditworthy counterparties and obtaining collateral where appropriate and customary. In addition, the Company enters into over-the-counter swaps pursuant to master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Likewise, the Company effects exchange-traded futures and options through regulated exchanges and these positions are marked to market on a daily basis.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

11. CONTINGENCIES AND LITIGATION

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

Litigation
The Company and Prudential Insurance are subject to legal and regulatory actions in the ordinary course of their businesses, including class actions. Pending legal and regulatory actions include proceedings relating to aspects of the businesses and operations that are specific to the Company and Prudential Insurance and that are typical of the businesses in which the Company and Prudential Insurance operate. Class action and individual lawsuits involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payment and procedures, premium charges, policy servicing and breach of fiduciary duties to customers. We are also subject to litigation arising out of our general business activities, such as our investments and third party contracts. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

The Company and Prudential Insurance have been subject to substantial regulatory actions and civil litigation, including class actions, involving individual life insurance sales practices from 1982 through 1995. As of January 31, 2003, the Company and Prudential Insurance have resolved those regulatory actions, its sales practices class action litigation and virtually all of the individual sales practices actions filed by policyholders who "opted out" of the sales practices class action. Prudential Insurance has indemnified the Company for any liabilities incurred in connection with sales practices litigation covering policyholders of individual permanent life insurance policies issued in the United States from 1982 to 1995.

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

12. RELATED PARTY TRANSACTIONS

The Company has extensive transactions and relationships with Prudential Insurance and other affiliates. It is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

Expense Charges and Allocations
All of the Company's expenses are allocations or charges from Prudential Insurance or other affiliates. These expenses can be grouped into the following categories: general and administrative expenses, agency distribution expenses and asset management fees.

The Company's general and administrative expenses are charged to the Company using allocation methodologies based on business processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company and Prudential Insurance operate under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance.

The Company is allocated estimated distribution expenses from Prudential Insurance's agency distribution network for both its domestic life and annuity products. The Company has capitalized certain of these distribution expenses as deferred policy acquisition costs. Beginning April 1, 2000, the Company and Prudential Insurance agreed to revise the estimate of allocated distribution expenses to reflect a market based pricing arrangement.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

12. RELATED PARTY TRANSACTIONS (Continued)

In accordance with a profit sharing agreement with Prudential Insurance that was in effect through December 31, 2000, the Company received fee income from policyholder account balances invested in the Prudential Series Funds ("PSF"). These revenues were recorded as "Asset management fees" in the Statements of Operations and Comprehensive Income. The Company was charged an asset management fee by Prudential Global Asset Management ("PGAM") and Jennison Associates LLC ("Jennison") for managing the PSF portfolio. These expenses are a component of general, administrative and other expenses.

On September 29, 2000, the Board of Directors for the Prudential Series Fund, Inc. ("PSFI") adopted resolutions to terminate the existing management agreement between PSFI and Prudential Insurance, and has appointed another subsidiary of Prudential Insurance as the fund manager for PSF. The change was approved by the shareholders of the PSFI during early 2001 and effective January 1, 2001, the Company will no longer receives fees associated with the PSF. In addition, the Company will no longer incur the asset management expense from PGAM and Jennison associated with the PSF.

Corporate Owned Life Insurance
The Company has sold two Corporate Owned Life Insurance ("COLI") policies to Prudential Insurance. The cash surrender value included in separate accounts was $359.6 million and $165.7 million at December 31, 2002 and December 31, 2001, respectively. The second policy was issued in December 2002 and has a cash surrender value of $180.8 million at December 31, 2002. Income earned for the year on this policy is $7.1 million consisting of $12.0 million in policy fees offset by $2.4 million in reserves and $2.5 million in DAC amortization.

Reinsurance with Affiliates
The Company currently has a reinsurance agreement in place with Prudential Insurance ("the reinsurer"). The reinsurance agreement is a yearly renewable term agreement in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions.

Affiliated premiums ceded from these life reinsurance agreements for the periods ended December 31, 2002, 2001, and 2000 were $.5 million, $.3 million, and $0 million, respectively. Affiliated benefits ceded for the periods ended December 31, 2002, 2001, and 2000 from these life reinsurance agreements are $7.5 million in 2002, and $0 in 2001 and 2000.

Debt Agreements
The Company and its parent, Pruco Life, have a revolving line of credit facility of up to $700 million with Prudential Funding LLC, a wholly owned subsidiary of Prudential Insurance. The total of asset-based financing and borrowing under this credit facility for the Company and its parent cannot be more than $700 million. There is no outstanding debt relating to this credit facility as of December 31, 2002 or December 31, 2001.