Form 10-Q
period 2003-03-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2003-05-15
CIK 1038509

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

                  For the quarterly period ended March 31, 2003

                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission file number 333-18053

                          PRUCO LIFE INSURANCE COMPANY
                                  OF NEW JERSEY

             (Exact name of Registrant as specified in its charter)

         New Jersey                                     22-2426091
-------------------------------                 --------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

Indicate by check mark whether the  Registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).  YES ___   NO X
                                                         ---

         State the aggregate market value of the voting stock held by non-affiliates of the registrant: NONE

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 14, 2003. Common stock, par value of $5 per share: 400,000 shares outstanding

       Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and is therefore filing this Form with the reduced disclosure format.

================================================================================

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                                                         Page No.
                                                                                                         --------
         Cover Page                                                                                         -
         Index                                                                                              2
                         PART I - Financial Information
                         ------------------------------

         Item 1.  (Unaudited) Financial Statements

                           Statements of Financial Position
                           As of March 31, 2003 and December 31, 2002                                       3

                           Statements of Operations and Comprehensive Income
                           Three months ended March 31, 2003 and 2002                                       4

                           Statements of Stockholder's Equity
                           Periods ended March 31, 2003 and December 31, 2002 and 2001
                                                                                                            5
                           Statements of Cash Flows
                           Three months ended March 31, 2003 and 2002                                       6

                           Notes to Financial Statements                                                    7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                 9

         Item 4.  Controls and Procedures                                                                  16

                           PART II - Other Information
                           ---------------------------

         Item 6.  Exhibits and Reports on Form 8-K                                                         17


         Signature Page                                                                                    18


         Certifications                                                                                    19

         Forward-Looking Statement Disclosure
         Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in the Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "includes," "plans," "assumes," "estimates," "projects," "intends", or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey ("the Company"). There can be no assurance that future developments affecting the Company will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation: general economic, market and political conditions, including the performance of financial markets, interest rate fluctuations and the continuing negative impact of the current economic environment; various domestic or international military or terrorist activities or conflicts; volatility in the securities markets; reestimates of our reserves for future policy benefits and claims; changes in our assumptions related to deferred policy acquisition costs; our exposure to contingent liabilities; catastrophe losses; investment losses and defaults; changes in our claims-paying or credit ratings; competition in our product lines and for personnel; fluctuations in foreign currency exchange rates and foreign securities markets; the impact of changing regulation or accounting practices; adverse litigation results; and changes in tax law. The Company does not intend, and is under no obligation to, update any particular forward-looking statement included in this document.

Pruco Life Insurance Company of New Jersey

Statements of Financial Position (Unaudited)
As of March 31, 2003 and December 31, 2002 (in thousands)
----------------------------------------------------------------------------------------------------



                                                                          March 31,      December 31,
                                                                            2003            2002
                                                                         ----------       ----------
ASSETS
Fixed maturities available for sale,
    at fair value (amortized cost, 2003: $568,265; and 2002: $525,866)   $  599,755       $  553,901
Policy loans                                                                157,744          158,431
Short-term investments                                                       24,981           30,158
Other long-term investments                                                   3,499            3,561
                                                                         ----------       ----------
        Total investments                                                   785,979          746,051
Cash and cash equivalents                                                    88,135           61,482
Deferred policy acquisition costs                                           143,168          137,053
Accrued investment income                                                    11,959           11,291
Receivables from affiliates                                                  18,358           24,686
Other assets                                                                 15,741           11,644
Separate account assets                                                   1,566,208        1,590,335
                                                                         ----------       ----------
TOTAL ASSETS                                                             $2,629,548       $2,582,542
                                                                         ==========       ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                          $  549,347       $  529,333
Future policy benefits and other policyholder liabilities                   138,503          134,208
Cash collateral for loaned securities                                        31,828           25,035
Securities sold under agreements to repurchase                               56,480           31,713
Income taxes payable                                                         41,048           33,646
Other liabilities                                                            13,438            9,562
Separate account liabilities                                              1,566,208        1,590,335
                                                                         ----------       ----------
Total liabilities                                                         2,396,852        2,353,832
                                                                         ----------       ----------

Contingencies - (See Footnote 2)

Stockholder's Equity
Common stock, $5 par value;
      400,000 shares, authorized;
      issued and outstanding at
      March 31, 2003 and December 31, 2002                                    2,000            2,000
Paid-in-capital                                                             128,689          128,689
Retained earnings                                                            90,959           88,326
Accumulated other comprehensive income                                       11,048            9,695
                                                                         ----------       ----------
Total stockholder's equity                                                  232,696          228,710
                                                                         ----------       ----------
TOTAL LIABILITIES AND
    STOCKHOLDER'S EQUITY                                                 $2,629,548       $2,582,542
                                                                         ==========       ==========








                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Operations and Comprehensive Income (Unaudited)
Three Months Ended March 31, 2003 and 2002 (in thousands)
-----------------------------------------------------------------------------------

                                                              Three months ended
                                                                   March 31,

                                                             2003            2002
                                                            -------         -------
   REVENUES

   Premiums                                                 $ 9,498         $ 4,083
   Policy charges and fee income                             15,630          13,283
   Net investment income                                     10,643          11,179
   Realized investment losses, net
                                                             (1,745)         (2,132)
   Asset management fees                                        950              33
   Other income                                                 434             146
                                                            -------         -------

   Total revenues                                            35,410          26,592
                                                            -------         -------

   BENEFITS AND EXPENSES

   Policyholders' benefits                                   13,572           7,978
   Interest credited to policyholders' account balances       4,749           4,801
   General, administrative and other expenses                13,783          10,346
                                                            -------         -------

   Total benefits and expenses                               32,104          23,125
                                                            -------         -------

   Income from operations before income taxes                 3,306           3,467
                                                            -------         -------

   Income tax expense                                           673             979
                                                            -------         -------

   NET INCOME                                                 2,633           2,488
                                                            -------         -------

   Net unrealized investment gains (losses) on
   securities,
   net of reclassification adjustment and taxes               1,353          (1,496)
                                                            -------         -------

   TOTAL COMPREHENSIVE INCOME                               $ 3,986         $   992
                                                            =======         =======













                        See Notes to Financial Statements

 Pruco Life Insurance Company of New Jersey

 Statements of Stockholder's Equity (Unaudited)
 Periods ended March 31, 2003 and December 31, 2002 and 2001 (in thousands)
-------------------------------------------------------------------------------------------------------



                                                                             Accumulated
                                                                                other           Total
                                       Common     Paid - in -   Retained    comprehensive   stockholder's
                                        stock       capital     earnings    income (loss)      equity
                                       ------     -----------  ---------    -------------   -------------
 Balance, January 1, 2001              $2,000      $128,689    $ 253,641    $        (763)    $ 383,567


   Net income                               -             -       15,593                -        15,593

   Change in net unrealized
   investment losses, net of
   reclassification and taxes               -             -            -            4,487         4,487

   Dividend to Parent                       -             -     (186,000)               -      (186,000)

   Policy credits issued to eligible
   policyholders                            -             -      (10,275)               -       (10,275)

                                       ------      --------    ---------    -------------     ---------
 Balance, December 31, 2001             2,000       128,689       72,959            3,724       207,372


   Net income                               -             -       15,368                -        15,368

   Change in net unrealized
   investment gains, net of
   reclassification and taxes               -             -            -            5,971         5,971

   Adjustments to policy credits
   issued to eligible policyholders         -             -           (1)               -            (1)

                                       ------      --------    ---------    -------------     ---------
Balance, December 31, 2002              2,000       128,689       88,326            9,695       228,710


   Net income                               -             -        2,633                -         2,633

   Change in net unrealized
   investment gains, net of
   reclassification and taxes               -             -            -            1,353         1,353
                                       ------      --------    ---------    -------------     ---------
Balance, March 31, 2003                $2,000      $128,689    $  90,959    $      11,048     $ 232,696
                                       ======      ========    =========    =============     =========












                        See Notes to Financial Statements

   Pruco Life Insurance Company of New Jersey

   Statements of Cash Flows (Unaudited)
   Three Months Ended March 31, 2003 and 2002 (in thousands)
-------------------------------------------------------------------------------------------

                                                                       Three months ended,
                                                                            March 31,

                                                                       2003          2002
                                                                     ---------     --------
   CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
      Net income                                                     $   2,633     $  2,488
      Adjustments to reconcile net income to net cash (used in)
      provided by
         Operating activities:
         Policy charges and fee income                                  (3,641)      (2,721)
         Interest credited to policyholders' account balances            4,749        4,801
         Realized investment losses, net                                 1,745        2,132
         Amortization and other non-cash items                          (1,221)       3,368
         Change in:
           Future policy benefits and other policyholders'               4,295        1,417
           liabilities
           Accrued investment income                                      (668)        (988)
           Policy loans                                                    687         (689)
           Receivable from affiliates                                    6,328          286
           Deferred policy acquisition costs                            (6,115)     (10,680)
           Income taxes payable                                          7,402          (32)
           Other, net                                                     (221)        (178)
                                                                     ---------     --------
   Cash Flows From (Used in) Operating Activities                       15,973         (796)
                                                                     ---------     --------
   CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
      Proceeds from the sale/maturity of:
         Fixed maturities available for sale                            73,844       45,125
      Payments for the purchase of:
         Fixed maturities available for sale                          (118,400)     (66,176)
      Cash collateral for loaned securities, net                         6,793       13,203
      Securities sold under agreements to repurchase, net               24,767          (92)
        Other long-term investments                                        (58)        (480)
      Short term investments, net                                        5,177       18,011
                                                                     ---------     --------
   Cash Flows (Used in) From Investing Activities                       (7,877)       9,591
                                                                     ---------     --------
   CASH FLOWS FROM FINANCING ACTIVITIES:
      Policyholders' account balances:
         Deposits                                                       26,899       34,794
         Withdrawals                                                    (8,342)     (14,634)
      Cash payments to eligible policyholders                                -       (8,996)
                                                                     ---------     --------
   Cash Flows From Financing Activities                                 18,557       11,164
                                                                     ---------     --------

   Net increase in Cash and cash equivalents                            26,653       19,959
   Cash and cash equivalents, beginning of year                         61,482       58,212
                                                                     ---------     --------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  88,135     $ 78,171
                                                                     =========     ========





                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements (Unaudited)
--------------------------------------------------------------------------------
1.      BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q on the basis of accounting principles generally accepted in the United States. These interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair presentation of the results of operations and financial condition of the Pruco Life Insurance Company of New Jersey ("the Company"), for the interim periods presented. The Company is a wholly owned subsidiary of the Pruco Life Insurance Company ("Pruco Life") which in turn is a wholly-owned subsidiary of The Prudential Insurance Company of America ("Prudential Insurance"). Prudential Insurance is a wholly owned subsidiary of Prudential Financial, Inc ("Prudential Financial"). All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. Certain amounts in the Company's prior year financial statements have been reclassified to conform to the current year presentation. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Expense Charges and Allocations
Many of the Company's expenses are allocations or charges from Prudential Insurance or other affiliates. These expenses can be grouped into the following categories: general and administrative expenses and agency distribution expenses.

The Company's general and administrative expenses are charged to the Company using allocation methodologies based on business processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance.

The Company is allocated estimated distribution expenses from Prudential Insurance's agency network for both its life and annuity products. The estimate of allocated distribution expenses is intended to reflect a market based pricing arrangement.
The Company has capitalized the majority of these distribution expenses as deferred policy acquisition costs.

Affiliated Asset Management Fee Income
In accordance with a servicing agreement with Prudential Investments LLC, the Company receives fee income from policyholder account balances invested in the Prudential Series Funds ("PSF"). These revenues are recorded as "Asset management fees" in the Statements of Operations and Comprehensive Income.

Corporate Owned Life Insurance
The Company has sold two Corporate Owned Life Insurance ("COLI") polices to Prudential Insurance. The cash surrender value included in Separate accounts was $369.8 million and $359.6 million at March 31, 2003 and December 31, 2002, respectively.

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

Debt Agreements
The Company and its parent, Pruco Life, have a revolving line of credit facility of up to $800 million with Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance. The total of asset-based financing and borrowing under this credit facility for the Company and its parent cannot be more than $800 million. There is no outstanding debt to Prudential Funding, LLC. as of March 31, 2003 or December 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is filing this form with reduced disclosure.

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of Pruco Life Insurance Company of New Jersey as of March 31, 2003, compared with December 31, 2002, and its results of operations for the three-month periods ended March 31, 2003 and March 31, 2002. You should read the following analysis of our financial condition and results of operations in conjunction with the Company's MD&A and audited financial statements included in the Company's Report on Form 10-K for the year ended December 31, 2002.

The Company sells interest-sensitive individual life insurance and variable life insurance, term life insurance, and individual variable annuities primarily through Prudential Insurance's sales force in New Jersey and New York. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers, which have historically segregated the markets of the financial services industry, have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels.

Generally, policyholders who purchase the Company's products have the option of investing in the Separate accounts, segregated funds for which investment risks are borne by the customer, or the Company's portfolio, referred to as the General account. The Company earns its profits through policy fees charged to Separate account annuity and life policyholders and through the interest spread for General account annuity and life products. Policy charges and fee income consist mainly of three types, sales charges or loading fees on new sales, mortality and expense charges ("M&E") assessed on fund balances, and mortality and related charges based on total life insurance in-force business. Policyholder fund values are affected by net sales (sales less withdrawals) changes in interest rates and investment returns. The interest spread represents the difference between the investment income earned by the Company on its investment portfolio and the amount of interest credited to the policyholders' accounts. Products that generate spread income primarily include general account life insurance products, fixed annuities and the fixed-rate option of variable annuities.

1.      Analysis of Financial Condition

From December 31, 2002 to March 31, 2003 there was an increase of $47 million in total assets from $2,583 million to $2,630 million. Fixed maturities increased by $46 million and short-term investments and cash and cash equivalents increased by $21 million from December 31, 2002. These increases are a result of investing general account policyholder deposits and positive cash flows from insurance operations into these investments. A higher level of securities lending activity also contributed to the increase in cash and cash equivalents. Separate account assets decreased by $24 million primarily from market value declines and policy charges, which are deducted from the fund values.

During this three-month period, liabilities increased by $43 million from $2,354 million to $2,397 million. Policyholder account balances increased by $20 million due primarily to positive net sales (sales less withdrawals) of annuity products with fixed rate options and life general account products. Corresponding with the asset change, Separate account liabilities decreased by $24 million, as described above. A higher level of securities lending activity increased liabilities by $32 million. Income taxes payable increased by $7 million mainly as a result of a tax refund received from Prudential Financial. In accordance with the tax sharing agreement with Prudential Financial, the Company was reimbursed for operating losses utilized in the consolidated federal tax return. Future policy benefits increased by $4 million as a result of growth in the life in-force business. Other liabilities increased by $ 4 million as a result of payables resulting from purchases of securities that had not settled at the balance sheet date.

2.      Results of Operations

Net Income
Net income of $2.6 million for the first quarter of 2003 was slightly more than the $2.5 million earned for the first quarter of 2002. Both revenues and expenses increased as growth of the life in-force business resulted in increased premiums, policy charges for life products and related policyholder benefit expenses. The annuity products' results continue to be unfavorably impacted by the weak equity markets resulting in lower policy fee income for those products and higher guaranteed minimum death benefits. Further details regarding the components of revenues and expenses are described in the following paragraphs.

Revenues
Revenues increased by $8.8 million from the prior year comparable period. Premiums increased by $5.4 million from higher term insurance sales and renewals of the Term Essential and Term Elite products of $4.1 million and higher extended term insurance of $1.3 million. Extended term life insurance increased as a result of less favorable market performance in previous quarters, which caused an increase in lapses.

Policy charges and fee income, consisting primarily of mortality and expense ("M&E"), loading and other insurance charges assessed on General and Separate Account policyholder fund balances, increased by $2.3 million. The increase was a result of a $2.9 million increase for individual life products offset by a $.6 million decrease for annuity products. Mortality and sales based loading charges for life products increased as a result of growth in the in-force business. The in-force business (excluding term insurance) grew to $9.2 billion at March 31, 2003 from $7.2 billion at March 31, 2002 and $8.9 billion at December 31, 2002. In contrast, annuity fees are mainly asset based fees which are dependent on the fund balances which are affected by net sales as well as asset depreciation or appreciation on the underlying investment funds in which the customer has the option to invest. Annuity fund balances have declined as a result of unfavorable valuation changes in the securities market over the past several years.

Net investment income decreased by $.5 million from the previous year from the effect of lower reinvestment yields rates, which was partially offset by higher fixed maturity portfolio balances. Realized investment losses decreased by $.4 million mainly as lower trading losses based on credit quality of fixed maturities in 2003 offset fixed maturity impairments of $2 million in 2003.

Asset management fees increased by $.9 million in 2003 as the Company received, in accordance with a servicing agreement with Prudential Investments LLC, asset management fees on the policyholder account balances invested in the Prudential Series Funds ("PSF"). The Company did not receive these fees in the first quarter of 2002.

Benefits and Expenses
Policyholder benefits increased by $5.6 million from increased reserve provisions for life insurance reserves and increased death and surrender benefits. The change in reserves for life products increased by $2.6 million from the prior year primarily as a result of higher term and extended term insurance, as discussed in the premium section. There were also increased benefits paid on life insurance policies of $2.4 million from higher death claims as a result of the increasing term insurance in-force business and from surrenders of reduced paid up life policies. Annuity death benefits were higher by $.6 million primarily due to higher guaranteed minimum death benefits.

As of March 31, 2003, the death benefit coverage in force (representing the amount that we would have to pay if all annuitants had died on that date) was approximately $.2 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the account value. The guaranteed minimum death benefit feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically, the greatest of these values, depending on features offered in various contracts and elected by the contract holders. These contracts generally require payment of additional charges for guarantees other than those based on net deposits paid into the contract. To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, we incur a cost. This results in increased annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. Current accounting literature does not prescribe advance recognition of the expected future net costs associated with these guarantees, and accordingly, we currently do not record a liability corresponding to these projected future obligations for death benefits in excess of annuity account values. However, we consider the expected net costs associated with these guarantees in our calculations of expected gross profits on variable annuity business, on which our periodic evaluations of unamortized deferred policy acquisition costs are based. A proposed AICPA Statement of Position, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "Proposed SOP"), would require the recording of a liability for the expected net costs associated with these guarantees under certain circumstances, if adopted as proposed. We are currently evaluating the impact of the Proposed SOP.

General, administrative and other expenses increased by $3.4 million from the prior year comparable period. This resulted mainly from increases to DAC amortization due to poor market performance and higher commission expense due to new sales and renewals.

General Account Investments

The Company's investment portfolio supports its insurance and annuity liabilities and other obligations to customers for which it assumes investment related risks. The portfolio was comprised of total investments amounting to $786.0 million at March 31, 2003, versus $746.1 million at December 31, 2002. A diversified portfolio of publicly traded bonds and private placements is managed under strategies intended to maintain a competitive asset mix consistent with current and anticipated cash flow requirements of the related obligations. The risk tolerance reflects the Company's aggregate capital position, exposure to business risk, liquidity and rating agency considerations.

                                                        As of March 31,         As of December 31,
                                                      2003     % of Total     2002       % of Total
                                                    ---------------------   -----------------------
                                                                 ($ in thousands)
  Fixed maturities
     Public, available for sale, at fair value      $442,308       56.3%    $377,969         50.7%
     Private, available for sale, at fair value      157,447       20.0%     175,932         23.6%
  Short-term investments                              24,981        3.2%      30,158          4.0%
  Policy loans, at outstanding balance               157,744       20.1%     158,431         21.2%
  Other long-term investments (1)                      3,499        0.4%       3,561          0.5%
                                                    --------      -----     --------        -----
  Total investments                                 $785,979      100.0%    $746,051        100.0%
                                                    ========      =====     ========        =====

------------
         (1) Other long-term investments consist of the Company's interest in separate account investments.

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

As of March 31, 2003, our investment portfolio consisted primarily of $599.8 million of fixed maturity securities (76% of the total portfolio as of March 31, 2003 versus 74% as of December 31, 2002), and $186.2 million of other investments (24% of the total portfolio as of March 31, 2003 versus 26% as of December 31, 2002). The $186.2 million of other investments were comprised of other long-term investments, policy loans and short-term investments as compared to $192.2 million as of December 31, 2002.

Investment Results

The overall income yield on our invested assets after investment expenses, excluding realized investment losses, net was 5.80% for the first three months of 2003 and 6.61% for the first three months of 2002. The decrease in yield on the portfolio in 2003 from 2002 is primarily attributable to reinvestment activities in a declining interest rate environment.

The following table sets forth the income yield and investment income, excluding realized investment losses, net for each major asset category of the Company for the periods indicated.

                                                 For the quarter ended March 31,
                                               -----------------------------------
                                                     2003              2002
                                               ---------------     ---------------
(1)                                            Yield    Amount     Yield    Amount
                                               ---------------     ---------------
                                                       ($ in thousands)
Fixed maturities                                6.42%  $ 8,713      7.15%  $ 8,657
Policy loans                                    5.31     2,085      5.28     2,086
Short-term investments                          1.59       381      3.55       515
Other long-term investments                    (6.49)      (58)    55.09       358
                                               -----   -------     -----   -------

Investment income before investment expenses    5.92    11,121      6.73    11,616
Investment expenses                            (0.12)     (478)    (0.12)     (437)

                                               -----   -------     -----   -------
Total after investment expenses                 5.80%  $10,643      6.61%  $11,179
                                               =====   =======     =====   =======

-------------
(1) Yields are based on quarterly average carrying values except for fixed maturities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields for prior year are presented on a basis consistent with our current reporting practices.


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

The Company has classified all privately placements and publicly traded securities as available for sale. "Available for sale" securities are carried in the Statements of Financial Position at fair value, with unrealized gains and losses (after certain related adjustments) recognized by credits and charges to equity capital. At March 31, 2003 the fixed maturities portfolio totaled $599.8 million, an increase of $45.9 million compared to December 31, 2002.

Our fixed maturity securities portfolio consists principally of public and private fixed maturities across an array of industry categories. As of March 31, 2003, we held approximately 76% of assets in fixed maturity securities (versus 74% as of December 31, 2002) with a total amortized cost of $568.3 million and an estimated fair value of $599.8 million, compared to an amortized cost of $525.9 million and estimated fair value of $553.9 million as of December 31, 2002. Our investments in public fixed maturities as of March 31, 2003 were $419.3 million at amortized cost and $442.3 million at estimated fair value compared to $358.1 million at amortized cost and $378.0 million at estimated fair value as of December 31, 2002. Our investments in private fixed maturities as of March 31, 2003 were $149.0 million at amortized cost and $157.5 million at estimated fair value compared to $167.7 million at amortized cost and $175.9 million at estimated fair value as of December 31, 2002.

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of our fixed maturity securities portfolio by industry category as of the dates indicated and the associated gross unrealized gains and losses.

                       -------------------------------------------   ------------------------------------------
                                   As of March 31, 2003                       As of December 31, 2002
                       -------------------------------------------   ------------------------------------------
(1)                                   Gross       Gross                            Gross     Gross
                       Amortized   Unrealized  Unrealized            Amortized  Unrealized Unrealized
                         Cost         Gains      Losses  Fair Value    Cost        Gains     Losses   Fair Value
                       --------------------------------------------  -------------------------------------------
                                                            ($ in Thousands)
Industry
U.S. Government        $ 63,985      $ 1,469     $    -   $ 65,454   $ 42,149     $ 1,222    $    -    $ 43,371
Manufacturing           117,917        7,041        566    124,392    119,244       6,714       538     125,420
Utilities                67,623        4,979        214     72,388     64,765       3,874     1,190      67,449
Finance                 104,385        8,039         34    112,390     88,285       7,467        26      95,726
Services                 37,938        2,046        258     39,726     29,927       1,456       255      31,128
Mortgage Backed          14,004          336          -     14,340     15,455         342         -      15,797
Foreign Government        4,025          253          -      4,278      4,027         280         -       4,307
Retail and Wholesale     47,440        3,997         49     51,388     42,695       3,999       113      46,581
Asset-Backed
  Securities             63,862        1,767        507     65,122     69,183       1,965       775      70,373
Transportation           19,740          987         48     20,679     22,772       1,175        53      23,894
Energy                   27,346        2,267         15     29,598     27,364       2,498         7      29,855
                       --------      -------     ------   --------   --------                ------    --------
Total                  $568,265      $33,181     $1,691   $599,755   $525,866     $30,992    $2,957    $553,901
                       ========      =======     ======   ========   ========     =======    ======    ========

--------------
         (1) Investment data for 2003 has been classified based on industry accepted Lehman categorizations for public holdings and similar classifications by industry for all other holdings. Prior year data has been reclassified to conform to current year presentation.


As a percentage of amortized cost, fixed maturity investments as of March 31, 2003 consist primarily of the following sectors: 21% manufacturing, 18% finance, 12% utilities, and 11% U.S. government compared to 23% manufacturing, 17% finance, 13% asset-backed securities and 12% utilities as of December 31, 2002. 100% of the mortgage-backed securities were publicly traded agency pass-through securities. The Company did not invest in collateralized mortgage obligations as of March 31, 2003 and December 31, 2002.

The gross unrealized losses related to our fixed maturity portfolio were $1.7 million as of March 31, 2003 compared to $3.0 million as of December 31, 2002. The gross unrealized losses as of March 31, 2003 were concentrated primarily in the manufacturing, asset-backed securities, services and utilities sectors while gross unrealized losses as of December 31, 2002 were concentrated in the utilities, asset-backed securities, manufacturing and services sectors. Non-investment grade securities represented 41% of the gross unrealized losses as of March 31, 2003 versus 62% of gross unrealized losses as of December 31, 2002.


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

The amortized cost of our public and private below-investment grade fixed maturities totaled $47.5 million, or 8%, of the total fixed maturities as of March 31, 2003, compared to $63.8 million, or 12%, of total fixed maturities as of December 31, 2002.

Public Fixed Maturities - Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC rating as of the dates indicated.

                              -------------------------------------------------------------------------------------------------
                                            As of March 31, 2003                           As of December 31, 2002
                              -------------------------------------------------------------------------------------------------
                                                 Gross       Gross                              Gross        Gross
                                Amortized     Unrealized   Unrealized             Amortized   Unrealized   Unrealized
                                  Cost          Gains       Losses   Fair Value     Cost        Gains       Losses   Fair Value
                              ------------------------------------------------- ----------------------------------------------
                                                                      ($ in thousands)
NAIC          Rating Agency
Designation   Equivalent
-------------------------------
1             Aaa, Aa, A          $ 234,131    $ 13,191       $  9   $ 247,313    $ 200,153     $ 12,626      $  35  $ 212,744
2             Baa                   159,815       9,820        606     169,029      132,938        8,798        874    140,862
3             Ba                     13,424         381        226      13,579       11,993          309         96     12,206
4             B                       9,099         508        118       9,489        9,232          266        636      8,862
5             C and lower             1,367         123         43       1,447        2,330           82        450      1,962
6             In or near
              default                 1,428          23          -       1,451        1,491            -        158      1,333
                                  ---------    --------    -------   ---------    ---------     --------    -------  ---------
 Public Fixed Maturities          $ 419,264    $ 24,046    $ 1,002   $ 442,308    $ 358,137     $ 22,081    $ 2,249  $ 377,969
                                  =========    ========    =======   =========    =========     ========    =======  =========

Private Fixed Maturities - Credit Quality
The following table sets forth our private fixed maturity portfolios by NAIC rating as of the dates indicated.

                              -------------------------------------------------------------------------------------------------
                                            As of March 31, 2003                           As of December 31, 2002
                              ------------------------------------------------- -----------------------------------------------
                                                Gross        Gross                             Gross        Gross
                                Amortized    Unrealized    Unrealized             Amortized  Unrealized   Unrealized
                                  Cost         Gains         Losses  Fair Value      Cost      Gains        Losses   Fair Value
                              ------------------------------------------------- -----------------------------------------------
                                                                     ($ in thousands)
NAIC           Rating Agency
Designation    Equivalent
-------------- ----------------
1              Aaa, Aa, A          $ 43,015    $ 1,855        $ 380   $ 44,490    $ 39,178     $ 1,341       $ 199    $40,320
2              Baa                   83,777      6,445            -     90,222      89,806       6,823          10     96,619
3              Ba                     9,016        601           63      9,554      25,270         588         338     25,520
4              B                      1,374          -            8      1,366       1,518           -          28      1,490
5              C and lower           11,819        234          238     11,815      11,957         158         132     11,983
6              In or near
               default                    -          -            -          -           -           -           -          -
                                  ---------    -------        -----  ---------   ---------     -------       -----  ---------
 Private Fixed Maturities         $ 149,001    $ 9,135        $ 689  $ 157,447   $ 167,729     $ 8,910       $ 707  $ 175,932
                                  =========    =======        =====  =========   =========     =======       =====  =========

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

                                                ----------------------------------  ---------------------------------
                                                      As of March 31, 2003              As of December 31, 2002
                                                ----------------------------------  ---------------------------------
                                                                Gross Unrealized                     Gross Unrealized
                                                 Amortized Cost      Losses         Amortized Cost        Losses
                                                ----------------------------------  ---------------------------------
                                                                          ($ in thousands)
Less than six months                                 $ 1,747         $ 408              $ 2,969             $ 990
Greater than six months but less than nine
months                                                     -             -                  706               260
Greater than nine months                                   -             -                    -                 -
                                                ------------     ---------             --------          --------
Total                                                $ 1,747         $ 408              $ 3,675           $ 1,250
                                                ============     =========             ========          ========

Gross unrealized losses of fixed maturity securities where estimated fair value has been 20% or more below amortized cost was $0.4 million as of March 31, 2003 and $1.3 as of December 31, 2002. The gross unrealized losses as of March 31, 2003 were primarily concentrated in the manufacturing, retail and wholesale, and finance sectors while the gross unrealized losses as of December 31, 2002 were concentrated in the utilities, manufacturing, and retail and wholesale sectors.

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

We classify our fixed maturity securities as available for sale. As a result we record unrealized gains and losses to the extent that amortized cost is different from estimated fair value. All available for sale securities with unrealized losses are subject to our review to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, we consider several factors including, but not limited to, the following:

    1. whether the decline is substantial
    2. the duration (generally greater than six months);
    3. the reasons for the decline in value (credit event or interest rate related);
    4. our ability and intent to hold our investment for a period of time to allow for a recovery of value;
       and
    5. the financial condition of and near-term prospects of the issuer.

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

Impairments of fixed maturity securities totaled $2.0 million for the first three months of 2003 and $0.1 million for the first three months of 2002.

3.  Liquidity and Capital Resources

Sources and Uses of Liquidity

Our principal cash flow sources are premiums and fund deposits, investment and fee income and investment maturities and sales. These cash inflows may be supplemented by financing activities either directly through asset-based financing or through borrowing from an affiliated company, Prudential Funding, LLC. We actively use our balance sheet capacity for financing activities on a secured basis through securities lending and repurchase transactions to earn additional spread income.

Cash outflow requirements principally relate to benefits, claims, and payments to contract holders as well as amounts paid to policyholders and contract holders in connection with surrenders, withdrawals, and net policy loan activity. Uses of cash also include commissions, general and administrative expenses, and purchase of investments. We regularly monitor our liquidity requirements associated with our policyholder and contract holder obligations so that we manage cash inflows to match anticipated cash outflow requirements. We utilize a cash flow projection system and regularly perform asset/liability duration matching in the management of our asset and liability portfolios.

We believe that cash flows from operating and investing activities of our insurance and annuity products operations are adequate to satisfy liquidity requirements of these operations based on our current liability structure and considering a variety of reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors including future securities market conditions, changes in interest rate levels and policyholder perceptions of our financial strength, which could lead to reduced cash inflows or increased cash outflows. As of March 31, 2003 and December 31, 2002 we had cash and short-term investments of approximately $113.1 million and $91.6 million, respectively, and fixed maturity investments classified as "available for sale" with fair values of $599.8 million and $553.9 million at those dates, respectively.

Financing Activities

Our financing principally consists of an affiliated revolving line of credit with Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance, and asset-based or secured forms of financing. The total capacity to borrow for the Company and its parent, Pruco Life, is $800 million, which includes both the asset-based financing and borrowings from Prudential Funding, LLC. There was no outstanding debt relating to the Prudential Funding LLC credit facility as of March 31, 2003 or December 31, 2002. The secured financing arrangements include transactions such as securities lending and repurchase agreements, which we generally use to finance portfolios of liquid securities and earn additional spread income.

                                                              March 31,    December 31,
                                                                2003           2002
                                                            -----------   -------------
       Borrowings:                                                 ($ in millions)
             General obligations                             $    -        $      -
             Total asset-based financing                         88              57
                                                             ------        --------
                   Total borrowings and asset-based
                      financings                             $   88        $     57
                                                             ======        ========

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

         4(a) Market-Value Adjustment Annuity Contract (Discovery Select variable annuity) is incorporated by reference to Pre-Effective Amendment No. 1 to Form N-4, Registration No. 333-18053, filed December 18, 1996, on behalf of the Pruco Life of New Jersey Flexible Premium Variable Annuity Account.

         4(b) Market-Value Adjustment Annuity Contract (Strategic Partners Select variable annuity) is incorporated by reference to the Company's registration statement on Form S-3, Registration No. 333-62246, filed June 4, 2001.

         4(c) Market-Value Adjustment Annuity Contract (Strategic Partners Horizon annuity) is incorporated by reference to the Company's Form S-3, Registration No. 333-100713, filed October 24, 2002.

         4(d) Market-Value Adjustment Annuity Contract Endorsement (Strategic Partners Annuity One 3 variable annuity) is incorporated by reference to the Company's registration statement on Form S-3, Registration No. 333-103473, filed February 27, 2003.


             (b) Reports on Form 8K
                 ------------------

                        Form 8-K, Commission file number 33-18053, filed on March 24, 2003.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  (Registrant)

                                                By: Andrew J. Mako
                                                    ----------------------------
                                                    Andrew J. Mako
                                                    President



Signature                                   Title                                Date
---------                                   -----                                ----
   Andrew J. Mako                           President                         May 14, 2003
-----------------------------               (Authorized Signatory)
Andrew J. Mako


   William J. Eckert, IV                    Vice President and                May 14, 2003
-----------------------------               Chief Accounting Officer
William J. Eckert, IV                       (Principal Accounting Officer)

                                 CERTIFICATIONS

I, Andrew J. Mako certify that:


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


Date: May 14, 2003

                                                    Andrew J. Mako
                                                    -------------------
                                                    Andrew J. Mako
                                                      Chief Executive Officer

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


Date: May 14, 2003.

                               William J. Eckert
                               -----------------
                                William J. Eckert, IV
                                 Chief Financial Officer