Form 10-Q
period 2003-06-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2003-08-14
CIK 1038509

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

                  For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: NONE

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 14, 2003. Common stock, par value of $5 per share: 400,000 shares outstanding

       Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and is therefore filing this Form with the reduced disclosure format.

================================================================================

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page No.
                                                                        --------

Cover Page                                                                  -
Index                                                                       2

                         PART I - Financial Information

Item 1.  (Unaudited) Financial Statements

            Statements of Financial Position
            As of June 30, 2003 and December 31, 2002                       3

            Statements of Operations and Comprehensive Income
            Three and Six months ended June 30, 2003 and 2002               4

            Statements of Stockholder's Equity
            Periods ended June 30, 2003 and December 31, 2002 and 2001      5

            Statements of Cash Flows
            Six months ended June 30, 2003 and 2002                         6

            Notes to Financial Statements                                   7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          9

Item 4.  Controls and Procedures                                           18

                           PART II - Other Information

Item 1.  Legal proceedings                                                 19

Item 6.  Exhibits and Reports on Form 8-K                                  19

Signatures                                                                 20

Forward-Looking Statement Disclosure
Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in the Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "includes," "plans," "assumes," "estimates," "projects," "intends", or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey ("the Company"). There can be no assurance that future developments affecting the Company will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation: general economic, market and political conditions, including the performance of financial markets, interest rate fluctuations and the continuing negative impact of the current economic environment; various domestic or international military or terrorist activities or conflicts; volatility in the securities markets; reestimates of our reserves for future policy benefits and claims; changes in our assumptions related to deferred policy acquisition costs; our exposure to contingent liabilities; catastrophe losses; investment losses and defaults; changes in our claims-paying or credit ratings; competition in our product lines and for personnel; fluctuations in foreign currency exchange rates and foreign securities markets; the impact of changing regulation or accounting practices; adverse litigation results; and changes in tax law. The Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document.

Pruco Life Insurance Company of New Jersey

Statements of Financial Position (Unaudited)
As of June 30, 2003 and December 31, 2002 (in thousands)

                                                                            June 30,      December 31,
                                                                              2003            2002
                                                                          ------------    ------------
ASSETS
Fixed maturities available for sale,
 at fair value (amortized cost, 2003: $617,890; and 2002: $525,866)       $    663,438    $    553,901
Policy loans                                                                   156,651         158,431
Short-term investments                                                          25,046          30,158
Other long-term investments                                                      4,216           3,561
                                                                          ------------    ------------
        Total investments                                                      849,351         746,051
Cash and cash equivalents                                                      138,838          61,482
Deferred policy acquisition costs                                              146,965         137,053
Accrued investment income                                                       12,171          11,291
Receivables from affiliates                                                     13,769          24,686
Other assets                                                                    17,772          11,644
Separate account assets                                                      1,750,226       1,590,335
                                                                          ------------    ------------
TOTAL ASSETS                                                              $  2,929,092    $  2,582,542
                                                                          ============    ============
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                           $    591,569    $    529,333
Future policy benefits and other policyholder liabilities                      143,035         134,208
Cash collateral for loaned securities                                           36,117          25,035
Securities sold under agreements to repurchase                                  51,447          31,713
Income taxes payable                                                            44,429          33,646
Other liabilities                                                               28,434           9,562
Separate account liabilities                                                 1,750,226       1,590,335
                                                                          ------------    ------------
Total liabilities                                                            2,645,257       2,353,832
                                                                          ------------    ------------
Contingencies - (See Footnote 2)
Stockholder's Equity
Common stock, $5 par value;
      400,000 shares, authorized;
      issued and outstanding at
       June 30, 2003 and December 31, 2002                                       2,000           2,000
Paid-in-capital                                                                168,728         128,689
Deferred compensation                                                             (149)              -
Retained earnings                                                               96,891          88,326
Accumulated other comprehensive income                                          16,365           9,695
                                                                          ------------    ------------
Total stockholder's equity                                                     283,835         228,710
                                                                          ------------    ------------
TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY                                                     $  2,929,092    $  2,582,542
                                                                          ============    ============

                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Operations and Comprehensive Income (Unaudited)
Three and Six Months Ended June 30, 2003 and 2002 (in thousands)

                                                  Three months ended     Six months ended
                                                        June 30,               June 30,

                                                   2003       2002        2003        2002
                                                 ---------  ---------   ---------   ---------
REVENUES
Premiums                                         $   9,697  $   5,239   $  19,195   $   9,322
Policy charges and fee income                       19,347     15,281      34,977      28,564
Net investment income                               11,367     11,356      22,010      22,535
Realized investment gains (losses), net                619     (3,391)     (1,126)     (5,523)
Asset management fees                                1,055        200       2,005         233
Other income                                           336        194         770         340
                                                 ---------  ---------   ---------   ---------
Total revenues                                      42,421     28,879      77,831      55,471
                                                 ---------  ---------   ---------   ---------
BENEFITS AND EXPENSES
Policyholders' benefits                             13,028      7,424      26,600      15,402
Interest credited to policyholders' account          5,566      5,036      10,315       9,837
balances
General, administrative and other expenses          15,176     15,665      28,959      26,011
                                                 ---------  ---------   ---------   ---------
Total benefits and expenses                         33,770     28,125      65,874      51,250
                                                 ---------  ---------   ---------   ---------
Income from operations before income taxes           8,651        754      11,957       4,221
                                                 ---------  ---------   ---------   ---------
Income tax expense                                   2,719        452       3,392       1,431
                                                 ---------  ---------   ---------   ---------
NET INCOME                                           5,932        302       8,565       2,790
                                                 ---------  ---------   ---------   ---------
Net unrealized investment gains on securities,
 net of reclassification adjustment and taxes        5,317      1,826       6,670         330
                                                 ---------  ---------   ---------   ---------
TOTAL COMPREHENSIVE INCOME                       $  11,249  $   2,128   $  15,235   $   3,120
                                                 =========  =========   =========   =========

                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Stockholder's Equity (Unaudited)
Periods ended June 30, 2003 and December 31, 2002 and 2001 (in thousands)

                                                                                                Accumulated other      Total
                                             Common    Paid - in -   Retained      Deferred       comprehensive     stockholder's
                                             stock       capital     earnings    Compensation     Income (loss)        equity
                                           ---------   -----------   ---------   ------------   -----------------   -------------
Balance, January 1, 2001                   $   2,000   $   128,689   $ 253,641   $          -   $            (763)  $     383,567
   Net income                                      -             -      15,593              -                   -          15,593
   Change in net unrealized
    investment gains, net of
    reclassification and taxes                     -             -           -              -               4,487           4,487
   Dividend to Parent                              -             -    (186,000)             -                   -        (186,000)
   Policy credits issued to eligible
    policyholders                                  -             -     (10,275)             -                   -         (10,275)
                                           ---------   -----------   ---------   ------------   -----------------   -------------
Balance, December 31, 2001                     2,000       128,689      72,959                              3,724         207,372
   Net income                                      -             -      15,368              -                   -          15,368
   Change in net unrealized
    investment gains, net of
    reclassification and taxes                     -             -           -              -               5,971           5,971
   Adjustments to policy credits
    issued to eligible policyholders               -             -          (1)             -                   -              (1)
                                           ---------   -----------   ---------   ------------   -----------------   -------------
Balance, December 31, 2002                     2,000       128,689      88,326              -               9,695         228,710
   Net income                                      -             -       8,565              -                   -           8,565
   Stock-based compensation                        -            39           -              -                   -              39
   Contribution from Parent                        -        40,000           -              -                   -          40,000
   Deferred compensation
    program                                        -             -           -           (149)                  -            (149)
   Change in net unrealized
    investment gains, net of
    reclassification and taxes                     -             -           -              -               6,670           6,670
                                           ---------   -----------   ---------   ------------   -----------------   -------------
Balance, June 30, 2003                     $   2,000   $   168,728   $  96,891   $       (149)  $          16,365   $     283,835
                                           =========   ===========   =========   ============   =================   =============

                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2003 and 2002 (in thousands)

                                                                      2003             2002
                                                                   ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $    8,565       $    2,790
   Adjustments to reconcile net income to net cash (used in)
    provided by
      Operating activities:
      Policy charges and fee income                                    (7,570)          (5,589)
      Interest credited to policyholders' account balances             10,315            9,837
      Realized investment losses, net                                   1,126            5,523
      Amortization and other non-cash items                            (8,162)            (825)
      Change in:
        Future policy benefits and other policyholders'
         liabilities                                                    8,827            2,552
        Accrued investment income                                        (880)            (682)
        Policy loans                                                    1,780             (554)
        Receivable from affiliates                                     10,917              818
        Deferred policy acquisition costs                              (9,912)         (12,920)
        Income taxes payable                                           10,783            1,382
        Other, net                                                     12,744               81
                                                                   ----------       ----------
Cash Flows From Operating Activities                                   38,533            2,413
                                                                   ----------       ----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Proceeds from the sale/maturity of:
      Fixed maturities available for sale                             110,925          123,752
   Payments for the purchase of:
      Fixed maturities available for sale                            (205,296)        (179,568)
   Cash collateral for loaned securities, net                          11,082             (843)
   Securities sold under agreements to repurchase, net                 19,734            6,932
   Other long-term investments, net                                      (754)          (1,655)
   Short term investments, net                                          5,114           14,084
                                                                   ----------       ----------
Cash Flows Used in Investing Activities                               (59,195)         (37,298)
                                                                   ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Policyholders' account balances:
      Deposits                                                         86,164           69,699
      Withdrawals                                                     (28,036)         (35,823)
   Contribution from Parent                                            40,000                -
   Deferred compensation                                                 (149)               -
   Stock based compensation                                                39                -
   Cash payments to eligible policyholders                                  -           (9,121)
                                                                   ----------       ----------
Cash Flows From Financing Activities                                   98,018           24,755
                                                                   ----------       ----------
Net increase in Cash and cash equivalents                              77,356          (10,130)
Cash and cash equivalents, beginning of year                           61,482           58,212
                                                                   ----------       ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  138,838       $   48,082
                                                                   ==========       ==========

                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements (Unaudited)

1.       BASIS OF PRESENTATION

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-K of the Securities and Exchange Commission. These interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair presentation of the results of operations and financial condition of the Pruco Life Insurance Company of New Jersey ("the Company"), for the interim periods presented. The Company is a wholly owned subsidiary of the Pruco Life Insurance Company ("Pruco Life") which in turn is a wholly-owned subsidiary of The Prudential Insurance Company of America ("Prudential Insurance"). Prudential Insurance is a wholly owned subsidiary of Prudential Financial, Inc ("Prudential Financial"). All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. Certain amounts in the Company's prior year financial statements have been reclassified to conform to the current year presentation. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Litigation
The Company is subject to legal and regulatory actions in the ordinary course of its businesses, including class actions. Pending legal and regulatory actions include proceedings relating to aspects of the businesses and operations that are specific to the Company and that are typical of the businesses in which the Company operates. Class action and individual lawsuits involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payment and procedures, premium charges, policy servicing and breach of fiduciary duties to customers. We are also subject to litigation arising out of our general business activities, such as our investments and third party contracts. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

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

Notes to Financial Statements(Unaudited)

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

The Company's general and administrative expenses are charged to the Company using allocation methodologies based on business processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. Beginning in 2003, general and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial.

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

Corporate Owned Life Insurance
The Company has sold two Corporate Owned Life Insurance ("COLI") polices to Prudential Insurance. The cash surrender value included in Separate accounts was $402.0 million and $359.6 million at June 30, 2003 and December 31, 2002, respectively.

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

Debt Agreements
The Company and its parent, Pruco Life, have a revolving line of credit facility of up to $800 million with Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance. The total of asset-based financing and borrowing under this credit facility for the Company and its parent cannot be more than $800 million. There is no outstanding debt to Prudential Funding, LLC as of June 30, 2003 or December 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is filing this form with reduced disclosure.

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of Pruco Life Insurance Company of New Jersey as of June 30, 2003, compared with December 31, 2002, and its results of operations for the three and six month periods ended June 30, 2003 and June 30, 2002. You should read the following analysis of our financial condition and results of operations in conjunction with the Company's MD&A and audited financial statements included in the Company's Report on Form 10-K for the year ended December 31, 2002.

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

1.       Analysis of Financial Condition

From December 31, 2002 to June 30, 2003 there was an increase of $346 million in total assets from $2,583 million to $2,929 million. Separate account assets increased by $160 million primarily from market value appreciation as a result of recoveries in the equity markets and from positive net sales (sales less withdrawals). Fixed maturities increased by $110 million and cash and cash equivalents increased by $77 million as a result of investing general account policyholder deposits and positive cash flows from insurance operations into these investments. Fixed maturities also benefited from unrealized appreciation. A higher level of securities lending activity and an equity contribution from its Parent of $40 million also contributed to the increase in cash and cash equivalents.

During this six-month period, liabilities increased by $291 million from $2,354 million to $2,645 million. Corresponding with the asset change, Separate account liabilities increased by $160 million, as described above. Policyholder account balances increased by $62 million due primarily to positive net sales of annuity products with fixed rate options. A higher level of securities lending activity increased liabilities by $31 million. Income taxes payable, which is a net number comprised of payables and receivables, increased by $11 million mainly as a result of tax expense and a tax refund received from Prudential Financial. In accordance with the tax sharing agreement with Prudential Financial, the Company was reimbursed for operating losses utilized in the consolidated federal tax return. Future policy benefits increased by $9 million as a result of growth in the term insurance business. Other liabilities increased by $19 million due to an increase in payables resulting from purchases of securities that had not settled at the balance sheet date.

Stockholder's equity increased by $55.1 million from December 31, 2002. The largest factor in this increase was a capital contribution of $40 million received from the Parent Company. Retained earnings increased from net income of $8.6 million and other accumulated comprehensive income increased by $6.7 due to unrealized appreciation on fixed maturities.

2.       Results of Operations

June 2003 to June 2002 Three Month Comparison

Net Income
Net income of $5.9 million for the second quarter of 2003 was $5.6 million more than the $.3 million earned for the second quarter of 2002. The second quarter of 2002 included a charge for additional amortization of DAC of $3.5 million to reflect our lower estimate of future gross profits on annuities based on asset value declines and expected equity market returns as of June 30, 2002. Both revenues and expenses increased as growth of the life and annuity in-force business resulted in increased premiums, policy charges and related policyholder benefit expenses.

Revenues
Revenues increased by $13.5 million from the prior year comparable quarter. Premiums increased by $4.5 million from higher term insurance sales and renewals of the Term Essential and Term Elite products of $2.9 million and higher extended term insurance of $1.6 million. Extended term life insurance increased as a result of less favorable market performance in previous quarters, which caused an increase in lapses.

Policy charges and fee income, consisting primarily of mortality and expense ("M&E"), loading and other insurance charges assessed on General and Separate Account policyholder fund balances, increased by $4.1 million. The increase was a result of a $4.4 million increase for individual life products offset partially by a $.3 million decrease for annuity products. Mortality and sales based loading charges for life products increased as a result of growth in the in-force business. The in-force business (excluding term insurance) grew to $9.6 billion at June 30, 2003 from $7.6 billion at June 30, 2002 and $8.9 billion at December 31, 2002. In contrast, annuity fees are mainly asset-based fees, which are dependent on the fund balances. Fund balances are affected by net sales as well as asset depreciation or appreciation on the underlying investment funds in which the customer has the option to invest. Annuity Separate account fund balances have declined as a result of unfavorable valuation changes in the securities market over the past several years. There was a positive market recovery in the current quarter, but overall annuity Separate account fund values are lower than the same period last year.

Realized investment gains (losses) increased by $4.0 million as a result of lower losses on fixed maturities of $3.2 million and lower derivative losses of $.8 million. The second quarter of 2002 had $2.6 million of losses on fixed maturities from impairments and credit related sales whereas the current year quarter had gains on sales of $.6 million. Net investment income remained flat from the previous year quarter as the effect of lower reinvestment rates offset the benefit of a higher fixed maturity portfolio balance.

Asset management fees increased by $.9 million in 2003 as the Company received, in accordance with a servicing agreement with Prudential Investments LLC, asset management fees on the policyholder account balances invested in the Prudential Series Funds ("PSF"). The Company did not begin receiving these fees in the prior year until October 2002.

Benefits and Expenses
Policyholder benefits increased by $5.6 million from increased reserve provisions for life insurance reserves and less favorable mortality experience. The change in reserves for life products increased by $4.7 million from the prior year primarily as a result of higher term and extended term insurance, as discussed in the premium section. There were also increased death claims paid on term insurance and variable life insurance policies of $.9 million as a result of the increasing in-force business. Annuity death benefits were slightly higher by $.1 million primarily due to higher guaranteed minimum death benefits.

As of June 30, 2003, the death benefit coverage in force (representing the amount that we would have to pay if all annuitants had died on that date) was approximately $.2 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the account value. The guaranteed minimum death benefit feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on the net deposits paid into the contract, the highest historical account value on a contract anniversary, or more typically, the greatest of these values, depending on features offered in various contracts and elected by the contract holders. These contracts generally require payment of additional charges for guarantees other than those based on net deposits paid into the contract. To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, we incur a cost. This results in increased annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. Current accounting literature does not prescribe advance recognition of the expected future net costs associated with these guarantees, and accordingly, we currently do not record a liability corresponding to these projected future obligations for death benefits in excess of annuity account values. However, we consider the expected net costs associated with these guarantees in our calculations of expected gross profits on variable annuity business, on which our periodic evaluations of unamortized deferred policy acquisition costs are based. AICPA Statement of Position 03-01, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." (the "SOP"), will require the recording of a liability for the expected net costs associated with these guarantees under certain circumstances. The provisions of the SOP are effective for financial statements for fiscal years beginning after December 15, 2003, and, as such, we will adopt the SOP effective January 1, 2004. The effect of initially adopting this SOP will be reported as a cumulative effect of a change in accounting principle with restatement of prior financial statements prohibited. We are currently evaluating the impact of the SOP.

Interest credited increased by $.5 million due to growth in the policyholders' account balances for annuity products.

General, administrative and other expenses decreased by $.5 million from the prior year comparable quarter. This resulted mainly from decreases to amortization of deferred acquisition costs ("DAC") of $2.0 million partially offset by increases to commissions and general and administrative expenses of $1.5 million due to growth of the in-force business. DAC amortization is lower for annuity products by $3.5 million primarily as a result of a charge in the second quarter of 2002 for additional amortization of DAC to reflect our lower estimate of future gross profits on annuities based on asset value declines and expected equity market returns as of June 30, 2002. DAC amortization for life products was higher by $1.5 million as a result of growth in the business partially offset by favorable fund performance for the quarter.

June 2003 to June 2002 Six Month Comparison

Net Income
Net income of $8.6 million for the six months of 2003 was $5.8 million more than the $2.8 million earned for the six months of 2002. Both revenues and expenses increased as growth of the life and annuity in-force business resulted in increased premiums, policy charges and related policyholder benefit expenses.

Revenues
Revenues increased by $22.4 million from the prior year comparable quarter. Premiums increased by $9.9 million from higher term insurance sales and renewals of the Term Essential and Term Elite products of $7.0 million and higher extended term insurance of $3.0 million. Extended term life insurance increased as a result of less favorable market performance in previous quarters, which caused an increase in lapses.

Policy charges and fee income increased by $6.4 million. The increase was a result of a $7.2 million increase for individual life products offset partially by a $.8 million decrease for annuity products. Mortality and sales based loading charges for life products increased as a result of growth in the in-force business. In contrast, annuity fees are mainly asset-based fees, which are dependent on the fund balances. Annuity Separate account fund balances have declined as a result of unfavorable valuation changes in the securities market over the past several years resulting in a decrease in policy charges and fee income for annuity products. There was a positive market recovery in the current quarter, but overall annuity Separate account fund values are still down from the same period last year.

Realized investment losses decreased by $4.4 million as a result of lower losses on fixed maturities of $3.5 million and lower derivative losses of $.9 million. The prior year had fixed maturity losses of $4.6 million consisting of $1.7 million of impairments and $2.9 million of credit related losses. The current year has fixed maturity losses of $1.0 million consisting of $2.0 million of impairments and $.9 million of gains on sales. Net investment income was lower by $.5 million from the previous year as the effect of lower reinvestment rates offset the benefit of a higher fixed maturity portfolio balance.

Asset management fees increased by $1.8 million in 2003 as the Company did not begin receiving these fees in the prior year until October 2002.

Benefits and Expenses
Policyholder benefits increased by $11.2 million from increased reserve provisions for life insurance reserves and less favorable mortality experience. The change in reserves for life products increased by $7.3 million from the prior year primarily as a result of higher term and extended term insurance, as discussed in the premium section. There were also increased death claims paid on term insurance and variable life insurance policies of $3.3 million as a result of the increasing in-force business. Annuity death benefits were slightly higher by $.8 million primarily due to higher guaranteed minimum death benefits.

Interest credited increased by $.5 million due to growth in the policyholders' account balances for annuity products.

General, administrative and other expenses increased by $2.9 million from the prior year comparable period. This resulted mainly from increases to commissions and general and administrative expenses due to growth of the in-force business. DAC amortization remained flat with the prior year, as decreases in annuity products DAC amortization were offset with increases in DAC amortization from life products. Amortization related to annuity products was $3.5 million lower primarily as a result of a charge for additional amortization as described above in the prior year of $3.4 million. DAC amortization for life products was higher by $3.4 million primarily as a result of growth in the business offset partially by favorable fund performance.

General Account Investments

The Pruco Life Insurance Company of New Jersey (the "Company") investment portfolio supports its insurance and annuity liabilities and other obligations to customers for which it assumes investment related risks. The portfolio was comprised of total investments amounting to $849.4 million at June 30, 2003, versus $746.1 million at December 31, 2002. A diversified portfolio of publicly traded bonds, private placements, is managed under strategies intended to maintain a competitive asset mix consistent with current and anticipated cash flow requirements of the related obligations. The risk tolerance reflects the Company's aggregate capital position, exposure to business risk, liquidity and rating agency considerations.

                                                         As of June 30,                 As of December 31,
                                                      2003         % of Total          2002         % of Total
                                                   ----------      ----------       ----------      ----------
                                                                        ($ in thousands)
Fixed maturities
  Public, available for sale, at fair value        $  510,232            60.1%      $  377,969            50.7%
  Private, available for sale, at fair value          153,206            18.0%         175,932            23.6%
Short-term investments                                 25,046             3.0%          30,158             4.0%
Policy loans, at outstanding balance                  156,651            18.4%         158,431            21.2%
Other long-term investments (1)                         4,216             0.5%           3,561             0.5%
                                                   ----------      ----------       ----------      ----------
Total investments                                  $  849,351           100.0%      $  746,051           100.0%
                                                   ==========      ==========       ==========      ==========

----------
(1) Other long-term investments consist of the Company's interest in separate account investments.

The asset management strategy for the portfolio is in accordance with an investment policy statement developed and coordinated within the Company by the Asset Liability and Risk Management Group, agreed to by senior management, and approved by the Board of Directors. In managing the investment portfolio, the long-term objective is to generate favorable investment results through asset-liability management, strategic and tactical asset allocation and asset manager selection. Asset management strategies take into account the need to match asset structure to product liabilities, considering the underlying income and return characteristics of investment alternatives and seeking to closely approximate the interest rate sensitivity of the asset portfolio with the estimated interest rate sensitivity of the product liabilities. Asset management strategies also include broad diversification across asset classes, issuers and sectors; effective utilization of capital while maintaining liquidity believed to be adequate to satisfy cash flow requirements; and achievement of competitive performance. The major categories of invested assets, the quality of the portfolio, and recent activities to manage the portfolio are discussed below.

As of June 30, 2003, our investment portfolio consisted primarily of $663.4 million of fixed maturity securities (78% of the total portfolio as of June 30, 2003 versus 74% as of December 31, 2002), and $185.9 million of other investments (22% of the total portfolio as of June 30, 2003 versus 26% as of December 31, 2002). The other investments were comprised of other long-term investments, policy loans and short-term investments.

Investment Results

The following table sets forth the income yield and investment income, excluding realized investment losses, net for each major asset category of the Company for the periods indicated.

                                                     For the three months ended June 30,
                                                --------------------------------------------
                                                        2003                    2002
                                                --------------------    --------------------
(1)                                              Yield       Amount      Yield       Amount
                                                --------    --------    --------    --------
                                                               ($ in thousands)
Fixed maturities                                    5.86%   $  8,619        6.88%   $  8,764
Policy loans                                        5.36       2,091        5.45       2,156
Short-term investments                              1.10         398        5.05         452
Other long-term investments                        83.38         728       56.58         412
                                                --------    --------    --------    --------
Investment income before investment expenses        5.79      11,836        6.71      11,784
Investment expenses                                (0.11)       (469)      (0.11)       (428)
                                                --------    --------    --------    --------
Total after investment expenses                     5.68%   $ 11,367        6.61%   $ 11,356
                                                ========    ========    ========    ========

(1) Yields are based on quarterly average carrying values except for fixed maturities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields for prior year are presented on a basis consistent with our current reporting practices.

The overall income yield on our invested assets after investment expenses, excluding realized investment losses, net was 5.68% and 6.61% for the second quarter of 2003 and 2002, respectively. The change in yield between periods is primarily attributable to reinvestment in a declining interest rate environment.

                                                     For the six months ended June 30,
                                                --------------------------------------------
                                                        2003                    2002
                                                --------------------    --------------------
(1)                                              Yield       Amount      Yield       Amount
                                                --------    --------    --------    --------
                                                               ($ in thousands)
Fixed maturities                                    6.17%   $ 17,332        7.06%   $ 17,421
Policy loans                                        5.37       4,176        5.40       4,242
Short-term investments                              1.14         779        4.22         967
Other long-term investments                        39.17         670       60.02         770
                                                --------    --------    --------    --------

Investment income before investment expenses        5.85      22,957        6.78      23,400
Investment expenses                                (0.11)       (947)      (0.12)       (865)
                                                --------    --------    --------    --------
Total after investment expenses                     5.74%   $ 22,010        6.66%   $ 22,535
                                                ========    ========    ========    ========

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

The overall income yield on our invested assets after investment expenses, excluding realized investment losses, net was 5.74% and 6.66% for the first six months of 2003 and 2002, respectively. The change in yield between periods is primarily due to reinvestment activities in a declining interest rate environment.

Continuation of the low interest rate environment will result in our reinvestment of maturing securities at lower rates and would reduce the yield we are able to earn on our investments, which support our obligations for certain products, including fixed annuities. On products with crediting rates that do not fully reflect changes in yields currently available in fixed income markets, this reduction in yield would also have a corresponding impact on the "spread," the difference between the yield on our investments and the amounts that we are required to pay our customers related to these products, which would have a negative impact on our future profitability.

Fixed Maturity Securities

Investment Mix

We manage our public portfolio to a risk profile directed by the Asset Liability and Risk Management Group, consistent with the investment policy statement agreed to by senior management and approved by the Board of Directors. We seek to employ relative value analysis both in credit selection and in purchasing and selling securities. To the extent that we actively purchase and sell securities as part of credit selection and portfolio rebalancing, the total return that we earn on the portfolio will be reflected both as investment income and also as realized gains or losses on investments.

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

The Company has classified all private placements and publicly traded securities as available for sale. "Available for sale" securities are carried in the Consolidated Statement of Financial Position at fair value, with unrealized gains and losses (after certain related adjustments) recognized by credits and charges to equity capital. At June 30, 2003 the fixed maturities portfolio totaled $663.4 million, an increase of $109.5 million compared to December 31, 2002.

Our fixed maturity securities portfolio consists principally of public and private fixed maturities across an array of industry categories. As of June 30, 2003, we held approximately 78% of assets in fixed maturity securities (versus 74% as of December 31, 2002) with a total amortized cost of $617.9 million and an estimated fair value of $663.4 million, compared to an amortized cost of $525.9 million and estimated fair value of $553.9 million as of December 31, 2002. Our investments in public fixed maturities as of June 30, 2003 were $475.9 million at amortized cost and $510.2 million at estimated fair value compared to $358.1 million at amortized cost and $378.0 million at estimated fair value as of December 31, 2002. Our investments in private fixed maturities as of June 30, 2003 were $142.0 million at amortized cost and $153.2 million at estimated fair value compared to $167.7 million at amortized cost and $175.9 million at estimated fair value as of December 31, 2002.

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of our fixed maturity securities portfolio by industry category as of the dates indicated and the associated gross unrealized gains and losses.

                                    As of June 30, 2003                               As of December 31, 2002
                     -------------------------------------------------   -------------------------------------------------
                                     Gross        Gross                                 Gross        Gross
                      Amortized   Unrealized   Unrealized                Amortized    Unrealized   Unrealized
(1)                     Cost         Gains       Losses     Fair Value     Cost         Gains        Losses     Fair Value
                     ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                            ($ in Thousands)
Industry
U.S. Government      $   86,750   $    2,262   $       63   $   88,949   $   42,149   $    1,222   $        -   $   43,371
Manufacturing           125,710       10,063           74      135,699      119,244        6,714          538      125,420
Utilities                73,230        7,166          102       80,294       64,765        3,874        1,190       67,449
Finance                 119,068       10,712           72      129,708       88,285        7,467           26       95,726
Services                 41,318        3,012           21       44,309       29,927        1,456          255       31,128
Mortgage Backed          11,630          294            -       11,924       15,455          342            -       15,797
Foreign Government        4,025          239            -        4,264        4,027          280            -        4,307
Retail and Wholesale     48,605        4,466            8       53,063       42,695        3,999          113       46,581
Asset-Backed
 Securities              58,925        3,195          291       61,829       69,183        1,965          775       70,373
Transportation           19,713        2,225            -       21,938       22,772        1,175           53       23,894
Energy                   27,702        2,410            1       30,111       27,364        2,498            7       29,855
Other                     1,214          136            -        1,350
                     ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total                $  617,890   $   46,180   $      632   $  663,438   $  525,866   $   30,992   $    2,957   $  553,901
                     ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

As a percentage of amortized cost, fixed maturity investments as of June 30, 2003 consist primarily of the following sectors: 20% manufacturing, 19% finance, 14% U.S. government and 12% utilities compared to 23% manufacturing, 17% finance, 13% asset-backed securities and 12% utilities as of December 31, 2002. 100% of the mortgage-backed securities were publicly traded agency pass-through securities. The Company did not invest in collateralized mortgage obligations as of June 30, 2003 and December 31, 2002.

The gross unrealized losses related to our fixed maturity portfolio were $0.6 million as of June 30, 2003 compared to $3.0 million as of December 31, 2002. The gross unrealized losses as of June 30, 2003 were concentrated primarily in the asset-backed securities, utilities, manufacturing, and finance sectors while gross unrealized losses as of December 31, 2002 were concentrated in the utilities, asset-backed securities, manufacturing and services sectors. Non-investment grade securities represented 30% of the gross unrealized losses as of June 30, 2003 versus 62% of gross unrealized losses as of December 31, 2002.

Fixed Maturity Securities Credit Quality

The Securities Valuation Office (SVO) of the NAIC evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturity securities to one of six categories called "NAIC Designations." NAIC designations of "1" or "2" include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody's or BBB- or higher by S&P. NAIC Designations of "3" through "6" are referred to as below investment grade, which include securities rated Ba1 or lower by Moody's and BB+ or lower by S&P. As a result of time lags between the funding of investments, finalization of legal documents, and completion of the SVO filing process, the fixed maturity portfolio generally includes securities that have not yet been rated by the SVO as of each balance sheet date. Pending receipt of SVO ratings, the categorization of these securities by NAIC designation is based on the expected ratings indicated by internal analysis.

The amortized cost of our public and private below-investment grade fixed maturities totaled $52.0 million, or 8%, of the total fixed maturities as of June 30, 2003, compared to $63.8 million, or 12%, of total fixed maturities as of December 31, 2002.

Public Fixed Maturities - Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC rating as of the dates indicated.

                                                As of June 30, 2003                              As of December 31, 2002
                                  ----------------------------------------------  -------------------------------------------------
                                                 Gross      Gross                               Gross        Gross
                                   Amortized  Unrealized  Unrealized              Amortized   Unrealized   Unrealized
                                     Cost        Gains      Losses    Fair Value     Cost        Gains       Losses      Fair Value
                                  ----------  ----------  ----------  ----------  ----------  ----------   ----------   -----------
(1)                                                                    ($ in Thousands)
NAIC          Rating Agency
Designation   Equivalent
-----------   ------------------
1             Aaa, Aa, A          $  263,062  $   17,183  $       63  $  280,182  $  200,153  $   12,626   $       35   $   212,744
2             Baa                    177,980      14,637          66     192,551     132,938       8,798          874       140,862
3             Ba                      17,335         780          91      18,024      11,993         309           96        12,206
4             B                       14,281       1,344          62      15,563       9,232         266          636         8,862
5             C and lower              1,773         568          29       2,312       2,330          82          450         1,962
6             In or near default       1,458         142           0       1,600       1,491           -          158         1,333
                                  ----------  ----------  ----------  ----------  ----------  ----------   ----------   -----------
 Public Fixed Maturities          $  475,889  $   34,654  $      311  $  510,232  $  358,137  $   22,081   $    2,249   $   377,969
                                  ==========  ==========  ==========  ==========  ==========  ==========   ==========   ===========

(1) Includes, as of June 30, 2003 and December 31, 2002, respectively, 15 securities with amortized cost of $4 million (fair value, $5 million) and 6 securities with amortized cost of $3 million (fair value, $3 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Private Fixed Maturities - Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC rating as of the dates indicated.

                                                As of June 30, 2003                              As of December 31, 2002
                                  ----------------------------------------------  -------------------------------------------------
                                                 Gross      Gross                                Gross       Gross
                                   Amortized  Unrealized  Unrealized              Amortized   Unrealized   Unrealized
                                     Cost        Gains      Losses    Fair Value     Cost        Gains       Losses      Fair Value
                                  ----------  ----------  ----------  ----------  ----------  ----------   ----------   -----------
(1)                                                                    ($ in Thousands)
NAIC          Rating Agency
Designation   Equivalent
-----------   ------------------
1             Aaa, Aa, A          $   39,164  $    1,731  $      271  $   40,624  $   39,178  $    1,341   $      199   $    40,320
2             Baa                     85,680       7,249          42      92,887      89,806       6,823           10        96,619
3             Ba                       7,251       2,017           0       9,268      25,270         588          338        25,520
4             B                          659          65           0         724       1,518           -           28         1,490
5             C and lower              9,070         424           8       9,486      11,957         158          132        11,983
6             In or near default         177          40           -         217           -           -            -             -
                                  ----------  ----------  ----------  ----------  ----------  ----------   ----------   -----------
 Private Fixed Maturities         $  142,001  $   11,526  $      321  $  153,206  $  167,729  $    8,910   $      707   $   175,932
                                  ==========  ==========  ==========  ==========  ==========  ==========   ==========   ===========

(1) Includes, as of June 30, 2003 and December 31, 2002, respectively, 4 securities with amortized cost of $6 million (fair value, $6 million) and 10 securities with amortized cost of $21 million (fair value, $22 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

                                                          As of June 30, 2003              As of December 31, 2002
                                                  ----------------------------------   -------------------------------
                                                                    Gross Unrealized    Amortized     Gross Unrealized
                                                   Amortized Cost        Losses           Cost             Losses
                                                  ---------------   ----------------   -----------    ----------------
                                                                          ($ in thousands)
Less than six months                              $             -   $              -   $     2,969    $            990
Greater than six months but less than nine months               -                  -           706                 260
Greater than nine months                                        -                  -             -                   -
                                                  ---------------   ----------------   -----------    ----------------
Total                                             $             -   $              -   $     3,675    $          1,250
                                                  ===============   ================   ===========    ================

Gross unrealized losses of fixed maturity securities where estimated fair value has been 20% or more below amortized cost was $0 million as of June 30, 2003 and $1.3 million as of December 31, 2002. The gross unrealized losses as of December 31, 2002 were concentrated in the utilities, manufacturing, and retail and wholesale sectors.

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

We classify our fixed maturity securities as available for sale. As a result we record unrealized gains and losses to the extent that amortized cost is different from estimated fair value. All available for sale securities with unrealized losses are subject to our review to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, we consider several factors including, but not limited to, the following:

1)       whether the decline is substantial;
2)       the duration (generally greater than six months);
3) the reasons for the decline in value (credit event or interest rate related);
4) our ability and intent to hold our investment for a period of time to allow for a recovery of value; and
5)       the financial condition of and near-term prospects of the issuer.

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

Impairments of fixed maturity securities totaled $2.0 million for the first six months of 2003 and $1.7 million for the first six months of 2002.

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

We believe that cash flows from operating and investing activities of our insurance and annuity products operations are adequate to satisfy liquidity requirements of these operations based on our current liability structure and considering a variety of reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors including future securities market conditions, changes in interest rate levels and policyholder perceptions of our financial strength, which could lead to reduced cash inflows or increased cash outflows. As of June 30, 2003 and December 31, 2002 we had cash and short-term investments of approximately $163.9 million and $91.6 million, respectively, and fixed maturity investments classified as "available for sale" with fair values of $663.4 million and $553.9 million at those dates, respectively.

Financing Activities

Our financing principally consists of an affiliated revolving line of credit with Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance, and asset-based or secured forms of financing. The total capacity to borrow for the Company and its parent, Pruco Life, is $800 million, which includes both the asset-based financing and borrowings from Prudential Funding, LLC. There was no outstanding debt relating to the Prudential Funding LLC credit facility as of June 30, 2003 or December 31, 2002. The secured financing arrangements include transactions such as securities lending and repurchase agreements, which we generally use to finance portfolios of liquid securities and earn additional spread income.

                                                      June 30,     December 31,
                                                       2003            2002
                                                    ------------   -------------
   Borrowings:                                            ($ in millions)
         General obligations                        $          -   $           -
         Total asset-based financing                          88              57
                                                    ------------   -------------
               Total borrowings and asset-based
                financings                          $         88   $          57
                                                    ============   =============

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company's management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2003. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2003, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II                       OTHER INFORMATION

Item 1.  Legal Proceedings
The Company is subject to legal and regulatory actions in the ordinary course of its businesses, including class actions. Pending legal and regulatory actions include proceedings relating to aspects of the businesses and operations that are specific to the Company and that are typical of the businesses in which the Company operates. Class action and individual lawsuits involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payment and procedures, premium charges, policy servicing and breach of fiduciary duties to customers. We are also subject to litigation arising out of our general business activities, such as our investments and third party contracts. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

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

         4(b) Market-Value Adjustment Annuity Contract (Strategic Partners Select variable annuity) is incorporated by reference to the Company's registration statement on Form S-3, Registration No. 333-62246, filed April 14, 2003.

         4(c) Market-Value Adjustment Annuity Contract (Strategic Partners Horizon annuity) is incorporated by reference to the Company's Form S-3, Registration No. 333-100713, filed March 26, 2003.

         4(d) Market-Value Adjustment Annuity Contract Endorsement (Strategic Partners Annuity One variable annuity) is incorporated by reference to the Company's registration statement on Form S-3, Registration No. 333-103473, filed April 23, 2003.

         31.1     Section 302 Certification of the Chief Executive Officer

         31.2     Section 302 Certification of the Chief Financial Officer

         32.1     Section 906 Certification of the Chief Executive Officer

         32.2     Section 906 Certification of the Chief Financial Officer

         (b) Reports on Form 8-K
                  Current Report on Form 8-K, May 14, 2003, attaching (i) and
                  (ii) the certifications of Chief Executive Officer and Chief Financial Officer, required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  (Registrant)

                                         By:   /s/ Andrew J. Mako
                                             -----------------------
                                         Andrew J.  Mako
                                         President

Signature                      Title                           Date
---------                      -----                           ----

  /s/ Andrew J. Mako           President                       August 14, 2003
----------------------------   (Authorized Signatory)
Andrew J. Mako


  /s/ William J. Eckert, IV    Vice President and              August 14, 2003
----------------------------   Chief Financial Officer
William J. Eckert, IV          (Principal Accounting Officer)