Form 10-Q
period 2003-09-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2003-11-14
CIK 1038509

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

               For the quarterly period ended September 30, 2003

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


Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). YES      NO  X
                                                ---     ---

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: NONE

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 14, 2003. Common stock, par value of $5 per share: 400,000 shares outstanding

       Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and is therefore filing this Form with the reduced disclosure format.

================================================================================

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                                                  Page No.
                                                                                                  --------
Cover Page                                                                                           -
Index                                                                                                2
                         PART I - Financial Information

Item 1. (Unaudited) Financial Statements

                  Statements of Financial Position As of September 30, 2003 and
                  December 31, 2002                                                                  3

                  Statements of Operations and Comprehensive Income Three and
                  Nine months ended September 30, 2003 and 2002                                      4

                  Statements of Stockholder's Equity Periods ended September 30,
                  2003 and December 31, 2002 and 2001                                                5

                  Statements of Cash Flows Nine months ended September 30, 2003
                  and 2002                                                                           6

                  Notes to Financial Statements                                                      7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations       10

Item 4. Controls and Procedures                                                                     19

                           PART II - Other Information

Item 1. Legal Proceedings                                                                           20

Item 5. Other Information                                                                           20

Item 6. Exhibits and Reports on Form 8-K                                                            20

Signatures                                                                                          21

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

Pruco Life Insurance Company of New Jersey

Statements of Financial Position (Unaudited)
As of September 30, 2003 and December 31, 2002 (in thousands)
-----------------------------------------------------------------------------------------------------------------


                                                                               September 30,         December 31,
                                                                                   2003                   2002
                                                                                -----------           -----------
ASSETS
Fixed maturities available for sale,
    at fair value (amortized cost, 2003: $709,556; and 2002: $525,866)          $   751,177           $   553,901
Policy loans                                                                        155,276               158,431
Short-term investments                                                               28,068                30,158
Other long-term investments                                                           4,198                 3,561
                                                                                -----------           -----------
        Total investments                                                           938,719               746,051
Cash and cash equivalents                                                            76,363                61,482
Deferred policy acquisition costs                                                   159,206               137,053
Accrued investment income                                                            14,122                11,291
Receivables from affiliates                                                          16,423                24,686
Other assets                                                                         22,973                11,644
Separate account assets                                                           1,789,327             1,590,335
                                                                                -----------           -----------
TOTAL ASSETS                                                                    $ 3,017,133           $ 2,582,542
                                                                                ===========           ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                                 $   638,040           $   529,333
Future policy benefits and other policyholder liabilities                           151,018               134,208
Cash collateral for loaned securities                                                39,643                25,035
Securities sold under agreements to repurchase                                       51,733                31,713
Income taxes payable                                                                 46,125                33,646
Other liabilities                                                                    15,341                 9,562
Separate account liabilities                                                      1,789,327             1,590,335
                                                                                -----------           -----------
Total liabilities                                                                 2,731,227             2,353,832
                                                                                -----------           -----------

Contingencies - (See Footnote 2)

Stockholder's Equity
Common stock, $5 par value;
      400,000 shares, authorized;
      issued and outstanding at
      September 30, 2003 and December 31, 2002                                        2,000                 2,000
Paid-in-capital                                                                     168,727               128,689
Deferred compensation                                                                  (114)                    -
Retained earnings                                                                   100,120                88,326
Accumulated other comprehensive income                                               15,173                 9,695
                                                                                -----------           -----------
Total stockholder's equity                                                          285,906               228,710
                                                                                -----------           -----------
TOTAL LIABILITIES AND
    STOCKHOLDER'S EQUITY                                                        $ 3,017,133           $ 2,582,542
                                                                                ===========           ===========


                     See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Operations and Comprehensive Income (Unaudited)
Three and Nine Months Ended September 30, 2003 and 2002 (in thousands)
-----------------------------------------------------------------------------------------------------------------------------

                                                                      Three months ended             Nine months ended
                                                                        September 30,                   September 30,
                                                                     2003            2002           2003            2002
                                                                  ---------       ---------       ---------       ---------
REVENUES

Premiums                                                          $   9,953       $   7,030       $  29,148       $  16,352
Policy charges and fee income                                        16,841          14,791          51,818          43,355
Net investment income                                                11,311          11,888          33,321          34,423
Realized investment losses, net                                        (612)         (3,186)         (1,738)         (8,709)
Asset management fees                                                 1,069             127           3,074             360
Other income                                                            331             571           1,101             911
                                                                  ---------       ---------       ---------       ---------

Total revenues                                                       38,893          31,221         116,724          86,692
                                                                  ---------       ---------       ---------       ---------

BENEFITS AND EXPENSES

Policyholders' benefits                                              11,347           9,131          37,947          24,533
Interest credited to policyholders' account balances                  6,146           5,298          16,461          15,135
General, administrative and other expenses                           15,804          18,717          44,763          44,728
                                                                  ---------       ---------       ---------       ---------

Total benefits and expenses                                          33,297          33,146          99,171          84,396
                                                                  ---------       ---------       ---------       ---------

Income from operations before income taxes                            5,596          (1,925)         17,553           2,296
                                                                  ---------       ---------       ---------       ---------

Income tax expense (benefit)                                          2,367          (3,443)          5,759          (2,012)
                                                                  ---------       ---------       ---------       ---------

NET INCOME                                                            3,229       $   1,518          11,794       $   4,308
                                                                  ---------       ---------       ---------       ---------

Net unrealized investment (losses) gains on securities,
net of reclassification adjustment and taxes                         (1,192)          3,247           5,478           3,577
                                                                  ---------       ---------       ---------       ---------

TOTAL COMPREHENSIVE INCOME                                        $   2,037       $   4,765       $  17,272       $   7,885
                                                                  =========       =========       =========       =========



                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Stockholder's Equity (Unaudited)
Periods ended September 30, 2003 and December 31, 2002 and 2001 (in thousands)
-----------------------------------------------------------------------------------------------------------------------------------



                                                                                                  Accumulated other      Total
                                          Common       Paid - in -      Retained       Deferred      comprehensive   stockholder's
                                           stock         capital        earnings     Compensation    income (loss)       equity
                                         ---------      ---------      ---------       ---------       ---------       ---------
Balance, January 1, 2001                 $   2,000      $ 128,689      $ 253,641         $     -       $    (763)      $ 383,567

   Net income                                    -              -         15,593               -               -          15,593


   Change in net unrealized                      -
   investment gains, net of
   reclassification and taxes                    -              -              -                           4,487           4,487

   Dividend to Parent                            -              -       (186,000)              -               -        (186,000)

   Policy credits issued to
   eligible policyholders                        -              -        (10,275)              -               -         (10,275)
                                         ---------      ---------      ---------       ---------       ---------       ---------
Balance, December 31, 2001                   2,000        128,689         72,959               -           3,724         207,372


   Net income                                    -              -         15,368               -               -          15,368

   Change in net unrealized
   investment gains, net of
   reclassification and taxes                    -              -              -               -           5,971           5,971

   Adjustments to policy credits
   issued to eligible policyholders              -              -             (1)              -               -              (1)
                                         ---------      ---------      ---------       ---------       ---------       ---------
Balance, December 31, 2002                   2,000        128,689         88,326               -           9,695         228,710

   Net income                                    -              -         11,794               -               -          11,794

   Stock-based compensation
   programs                                      -             38              -            (114)              -             (76)

   Contribution from Parent                      -         40,000              -               -               -          40,000

   Change in net unrealized
   investment gains, net of
   reclassification and taxes                    -              -              -               -           5,478           5,478
                                         ---------      ---------      ---------       ---------       ---------       ---------
Balance, September 30, 2003              $   2,000      $ 168,727      $ 100,120       $    (114)      $  15,173       $ 285,906
                                         =========      =========      =========       =========       =========       =========


                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2003 and 2002 (in thousands)
-----------------------------------------------------------------------------------------------



                                                                        2003            2002
                                                                     ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $  11,794        $   4,308
   Adjustments to reconcile net income to net cash provided by
   (used in)
      Operating activities:
      Policy charges and fee income                                    (11,556)          (8,733)
      Interest credited to policyholders' account balances              16,461           15,135
      Realized investment losses, net                                    1,738            8,709
      Amortization and other non-cash items                            (13,472)          (7,350)
      Change in:
        Future policy benefits and other policyholders'                 16,810            8,333
        liabilities
        Accrued investment income                                       (2,831)          (1,825)
        Policy loans                                                     3,155             (191)
        Receivable from affiliates                                       8,263           (4,121)
        Deferred policy acquisition costs                              (22,153)         (11,241)
        Income taxes payable                                            12,479             (256)
        Other, net                                                      (5,627)          (1,085)
                                                                     ---------        ---------
Cash Flows From Operating Activities                                    15,061            1,683
                                                                     ---------        ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Proceeds from the sale/maturity of:
      Fixed maturities available for sale                              203,148          201,939
   Payments for the purchase of:
      Fixed maturities available for sale                             (391,272)        (250,830)
   Cash collateral for loaned securities, net                           14,608            4,256
   Securities sold under agreements to repurchase, net                  20,020           21,136
     Other long-term investments, net                                     (495)          (2,732)
   Short term investments, net                                           2,189           12,516
                                                                     ---------        ---------
Cash Flows Used in Investing Activities                               (151,802)         (13,715)
                                                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Policyholders' account balances:
      Deposits                                                         152,834          109,014
      Withdrawals                                                      (41,212)         (56,818)
    Contribution from Parent                                            40,000                -
    Cash payments to eligible policyholders                                  -           (9,121)
                                                                     ---------        ---------
Cash Flows From Financing Activities                                   151,622           43,075
                                                                     ---------        ---------

Net increase in Cash and cash equivalents                               14,881           31,043
Cash and cash equivalents, beginning of year                            61,482           58,212
                                                                     ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  76,363        $  89,255
                                                                     =========        =========



                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements (Unaudited)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. These interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair presentation of the results of operations and financial condition of the Pruco Life Insurance Company of New Jersey ("the Company"), for the interim periods presented. The Company is a wholly owned subsidiary of the Pruco Life Insurance Company ("Pruco Life") which in turn is a wholly-owned subsidiary of The Prudential Insurance Company of America ("Prudential Insurance"). Prudential Insurance is a wholly owned subsidiary of Prudential Financial, Inc ("Prudential Financial"). All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. Certain amounts in the Company's prior year financial statements have been reclassified to conform to the current year presentation. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2. NEW ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS

In July 2003, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-01, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." AcSEC has developed the SOP to address the evolution of product designs since the issuance of SFAS No. 60, "Accounting and Reporting by Insurance Enterprises," and SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments" and the need for interpretive guidance to be developed in three areas: separate account presentation and valuation; the accounting recognition given sales inducements (bonus interest, bonus credits, persistency bonuses); and the classification and valuation of certain long-duration contract liabilities.

The most significant accounting implications of the SOP are as follows: (1) reporting and measuring assets and liabilities of separate account products as general account assets and liabilities when specified criteria are not met; (2) reporting and measuring seed money in separate accounts as general account assets based on the insurer's proportionate beneficial interest in the separate account's underlying assets; (3) capitalizing sales inducements that meet specified criteria and amortizing such amounts over the life of the contracts using the same methodology as used for amortizing deferred acquisition costs, but immediately expensing those sales inducements accrued or credited if such criteria are not met; (4) recognizing contractholder liabilities for: (a) modified guaranteed (market value adjusted) annuities at accreted balances that do not include the then current market value surrender adjustment, (b) two-tier annuities at the lower (non-annuitization) tier account value, (c) persistency bonuses at amounts that are not reduced for expected forfeitures, (d) group pension participating and similar general account "pass through" contracts that are not accounted for under SFAS No. 133 at amounts based on the fair value of the assets or index that determines the investment return pass through; (5) establishing an additional liability for guaranteed minimum death and similar mortality and morbidity benefits only for contracts determined to have mortality and morbidity risk that is other than nominal and when the risk charges made for a period are not proportionate to the risk borne during that period; and (6) for contracts containing an annuitization benefits contract feature, if such contract feature is not accounted for under the provisions of SFAS No. 133 establishing an additional liability for the contract feature if the present value of expected annuitization payments at the expected annuitization date exceeds the expected account balance at the expected annuitization date.

The provisions of the SOP are effective for fiscal years beginning after December 15, 2003, and, as such, the Company will adopt the SOP effective January 1, 2004. The effect of initially adopting this SOP will be reported as a cumulative effect of a change in accounting principle. The Company is currently completing an assessment of the impact of the SOP on its operations; however, we do not believe that the implementation of the SOP will have a material effect on the Company's financial position.

3. CONTINGENCIES AND LITIGATION

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

Corporate Owned Life Insurance
The Company has sold two Corporate Owned Life Insurance ("COLI") polices to Prudential Insurance. The cash surrender value included in Separate accounts was $413.8 million and $359.6 million at September 30, 2003 and December 31, 2002, respectively.

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

Debt Agreements
The Company and its parent, Pruco Life, have a revolving line of credit facility of up to $800 million with Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance. The total of asset-based financing and borrowing under this credit facility for the Company and its parent cannot be more than $800 million. There is no outstanding debt to Prudential Funding, LLC as of September 30, 2003 or December 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is filing this form with reduced disclosure.

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of Pruco Life Insurance Company of New Jersey as of September 30, 2003, compared with December 31, 2002, and its results of operations for the three and nine month periods ended September 30, 2003 and September 30, 2002. You should read the following analysis of our financial condition and results of operations in conjunction with the Company's MD&A and audited financial statements included in the Company's Report on Form 10-K for the year ended December 31, 2002.

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

1. Analysis of Financial Condition

From December 31, 2002 to September 30, 2003 there was an increase of $434 million in total assets from $2,583 million to $3,017 million. Separate account assets increased by $199 million primarily from market value appreciation as a result of recoveries in the equity markets and from positive net sales (sales less withdrawals). Fixed maturities increased by $197 million as a result of investing general account policyholder deposits, positive cash flows from insurance operations and the capital contribution from its Parent into these investments. Fixed maturities also benefited from unrealized appreciation. Deferred acquisition costs ("DAC") increased by $22 million, as capitalization of distribution expenses from new sales exceeded the amortization of DAC.

During this nine-month period, liabilities increased by $377 million from $2,354 million to $2,731 million. Corresponding with the asset change, Separate account liabilities increased by $199 million, as described above. Policyholder account balances increased by $109 million due primarily to positive net sales of annuity products with fixed rate options. A higher level of securities lending activity increased liabilities by $35 million. Income taxes payable, which is a net number comprised of payables and receivables, increased by $12 million mainly as a result of tax expense and a tax refund received from Prudential Financial. In accordance with the tax sharing agreement with Prudential Financial, the Company was reimbursed for operating losses utilized in the consolidated federal tax return. Future policy benefits increased by $17 million as a result of growth in the term insurance business. Other liabilities increased by $6 million due to an increase in payables resulting from purchases of securities that had not settled at the balance sheet date.

Stockholder's equity increased by $57 million from December 31, 2002. The largest factor in this increase was a capital contribution of $40 million received from the Parent Company. Retained earnings increased from net income of approximately $12 million and other accumulated comprehensive income increased by approximately $5 million due to unrealized appreciation on fixed maturities.

2. Results of Operations

September 2003 to September 2002 Three Month Comparison

Net Income
Net income of $3.2 million for the third quarter of 2003 was $1.7 million more than the $1.5 million earned for the third quarter of 2002. The third quarter of 2002 had additional amortization of DAC of $5.4 million to reflect our lower estimate of future gross profits on annuities based on asset value declines as of September 30, 2002. Premiums, policy charges and related policyholder benefit expenses increased in the current quarter due to growth of the life and annuity in-force business. Income tax expense was also higher due to an increase in income. Further details regarding the components of revenues and expenses are described in the following paragraphs.

Revenues
Revenues increased by $7.7 million from the prior year comparable quarter. Premiums increased by $2.9 million primarily from higher term insurance sales and renewals of $4.5 million. Partially offsetting this, were lower premiums of $1.7 million on term insurance we issued, under policy provisions, to customers who previously had lapsing variable life insurance policies with us ("extended term insurance"). Extended term life insurance decreased as a result of favorable market performance in the previous quarter, which caused a decrease in lapses.

Policy charges and fee income, consisting primarily of mortality and expense ("M&E"), loading and other insurance charges assessed on General and Separate account policyholder fund balances, increased by $2.1 million. The increase was a result of a $2.1 million increase for individual life products while policy charges and fee income for annuity products was flat with the previous year quarter. Mortality and sales based loading charges for life products increased as a result of growth in the in-force business and the sale of newer interest-sensitive products that generally carry higher expense charges in the first few years of the contract. The in-force business (excluding term insurance) grew to $9.9 billion at September 30, 2003 from $8.0 billion at September 30, 2002 and $8.9 billion at December 31, 2002. In contrast, annuity fees are mainly asset-based fees, which are dependent on the fund balances. Fund balances are affected by net sales as well as asset depreciation or appreciation on the underlying investment funds in which the customer has the option to invest. Annuity Separate account fund balances have increased in the current year as a result of favorable market performance in the current year. However, the average balance for the current year quarter is similar to the prior year quarter resulting in policy charges remaining flat.

Realized investment losses decreased by $2.6 million as a result of lower losses on fixed maturities of $1.9 million and lower derivative losses of $.7 million. The third quarter of 2002 had $2.7 million of losses on fixed maturities from impairments and credit related sales whereas the current year quarter had losses on sales of $.8 million and no impairments. Net investment income decreased by $.6 million from the previous year quarter as the effect of lower reinvestment rates offset the benefit of a higher fixed maturity portfolio balance.

Asset management fees increased by $.9 million in 2003 as the Company received, in accordance with a servicing agreement with Prudential Investments LLC, asset management fees on the policyholder account balances invested in the Prudential Series Funds ("PSF"). The Company did not begin receiving these fees in the prior year until October 2002.

Benefits and Expenses
Policyholder benefits increased by $2.2 million from increased reserve provisions for life insurance reserves and higher death claims. The change in reserves for life and annuity products increased by $1.6 million from the prior year primarily as a result of higher term insurance reserves partially offset by lower extended term insurance reserves, as discussed in the premium section. There were also increased death claims paid on term insurance policies of $1.0 million as a result of the increasing in-force business. Annuity death benefits were slightly lower by $.4 million primarily due to lower guaranteed minimum death benefits.

As of September 30, 2003, the death benefit coverage in force (representing the amount that we would have to pay if all annuitants had died on that date) was approximately $142 million. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the account value. The guaranteed minimum death benefit feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on the net deposits paid into the contract, the highest historical account value on a contract anniversary, or more typically, the greater of these values, depending on features offered in various contracts and elected by the contract holders. These contracts generally require payment of additional charges for guarantees other than those based on net deposits paid into the contract. To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, we incur a cost. This results in increased annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. Current accounting literature does not prescribe advance recognition of the expected future net costs associated with these guarantees, and accordingly, we currently do not record a liability corresponding to these projected future obligations for death benefits in excess of annuity account values. However, we consider the expected net costs associated with these guarantees in our calculations of expected gross profits on variable annuity business, on which our periodic evaluations of unamortized deferred policy acquisition costs are based. AICPA Statement of Position 03-01, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." (the "SOP"), will require the recording of a liability for the expected net costs associated with these guarantees under certain circumstances. The provisions of the SOP are effective for financial statements for fiscal years beginning after December 15, 2003, and, as such, we will adopt the SOP effective January 1, 2004. The effect of initially adopting this SOP will be reported as a cumulative effect of a change in accounting principle with restatement of prior financial statements prohibited. We are currently evaluating the impact of the SOP.

Interest credited increased by $.8 million due to growth in the policyholders' account balances for annuity products.

General, administrative and other expenses decreased by $2.9 million from the prior year comparable quarter. This resulted mainly from decreases to DAC amortization of $5.4 million partially offset by increases to distribution expenses and general and administrative expenses of $2.5 million due to growth of the in-force business. DAC amortization is lower as a result of a charge in the third quarter of 2002 for additional amortization of DAC to reflect our lower estimate of future gross profits on annuities based on asset value declines as of September 30, 2002.

September 2003 to September 2002 Nine Month Comparison

Net Income
Net income of $11.8 million for the nine months of 2003 was $7.5 million more than the $4.3 million earned for the nine months of 2002. Both revenues and expenses increased as growth of the life and annuity in-force business resulted in increased premiums, policy charges and related policyholder benefit expenses.

Revenues
Revenues increased by $30.0 million from the prior year. Premiums increased by $12.8 million from higher term insurance sales and renewals of $11.5 million and higher extended term insurance of $1.2 million.

Policy charges and fee income increased by $8.5 million from the prior year. The increase was a result of a $9.3 million increase for individual life products offset partially by a $.8 million decrease for annuity products. Mortality and sales based loading charges for life products increased as a result of growth of the in-force business and the sale of newer interest-sensitive products that generally carry higher expense charges in the first few years of the contract. Annuity Separate account fund balances have increased in the current year as a result of favorable market performance during the current year. However, the average balance for the current year is slightly lower than the prior year resulting in a decline in policy charges.

Realized investment losses decreased by $7.0 million as a result of lower losses on fixed maturities of $5.4 million and lower derivative losses of $1.5 million. The prior year had fixed maturity losses of $7.2 million consisting of $5.4 million of impairments and $1.8 million of credit related losses. The current year has fixed maturity losses of $1.8 million consisting of $2.0 million of impairments and $.2 million of gains on sales. Net investment income was lower by $1.1 million from the previous year as the effect of lower reinvestment rates offset the benefit of a higher fixed maturity portfolio balance.

Asset management fees increased by $2.7 million in 2003 as the Company did not begin receiving these fees in the prior year until October 2002.

Benefits and Expenses
Policyholder benefits increased by $13.4 million from increased reserve provisions for life insurance reserves and higher death claims. The change in reserves for life and annuity products increased by $8.7 million from the prior year primarily as a result of higher reserves for term and extended term insurance due to increased premiums, as discussed in the premium section. There were also increased death claims of $4.7 million primarily paid on term insurance and variable life insurance policies as a result of the increasing in-force business.

Interest credited increased by $1.3 million due to growth in the policyholders' account balances for annuity products.

General, administrative and other expenses were flat with the prior year comparable period. This resulted mainly from decreases to DAC amortization of $5.5 million offset by increases to distribution expenses and general and administrative expenses of $5.5 million due to growth of the in-force business. Amortization related to annuity products was $8.7 million lower primarily as a result of charges for additional DAC amortization recorded in the prior year to reflect our lower estimate of future gross profits on annuities based on asset value declines and expected equity market returns as of September 30, 2002. DAC amortization for life products was higher by $3.2 million primarily as a result of growth in the business offset partially by favorable fund performance.

General Account Investments

The Company's investment portfolio supports its insurance and annuity liabilities and other obligations to customers for which it assumes investment related risks. The portfolio was comprised of total investments amounting to $938.7 million at September 30, 2003, versus $746.1 million at December 31, 2002. A diversified portfolio of publicly traded bonds and private placements is managed under strategies intended to maintain a competitive asset mix consistent with current and anticipated cash flow requirements of the related obligations. The risk tolerance reflects the Company's aggregate capital position, exposure to business risk, liquidity and rating agency considerations.

                                                         As of September 30,        As of December 31,
                                                        2003       % of Total     2002       % of Total
                                                      -----------------------    ----------------------
                                                                        ($ in thousands)
Fixed maturities
     Public, available for sale, at fair value        $595,017          63.4%    $377,969          50.7%
     Private, available for sale, at fair value        156,160          16.6%     175,932          23.6%
Policy loans, at outstanding balance                   155,276          16.5%     158,431          21.2%
Short-term investments                                  28,068           3.0%      30,158           4.0%
Other long-term investments (1)                          4,198           0.5%       3,561           0.5%
                                                      --------         -----     --------         -----
Total investments                                     $938,719         100.0%    $746,051         100.0%
                                                      ========         =====     ========         =====

-----------------
(1) Other long-term investments consist of the Company's interest in separate account investments.

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

As of September 30, 2003, our investment portfolio consisted primarily of $751.2 million of fixed maturity securities, representing 80% of the total portfolio as of September 30, 2003 versus 74% as of December 31, 2002. The remaining investment portfolio, comprised of policy loans, short-term investments and other long-term investments, represents 20% of the total portfolio as of September 30, 2003 versus 26% as of December 31, 2002.

Investment Results

The following table sets forth the income yield and investment income, excluding realized investment losses, net for each major asset category of the Company for the periods indicated.

                                                          For the three months ended September 30,
                                                     -------------------------------------------------
                                                            2003                          2002
                                                     ----------------------    -----------------------
(1)                                                   Yield       Amount           Yield       Amount
                                                     -------------------------------------------------
                                                                      ($ in thousands)
Fixed maturities                                      5.67%     $  9,343            7.01%     $  9,130
Policy loans                                          5.56         2,153            5.79         2,285
Short-term investments                                1.15           346            3.84           403
Other long-term investments                          (6.38)          (67)          58.98           493
                                                     -----      --------           -----      --------

Investment income before investment expenses          5.37        11,775            6.90        12,311
Investment expenses                                  (0.11)         (464)          (0.11)         (423)
                                                     -----      --------           -----      --------
Total after investment expenses                       5.26%     $ 11,311            6.79%     $ 11,888
                                                     =====      ========           =====      ========

(1) Yields are based on quarterly average carrying values except for fixed maturities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields for prior year are presented on a basis consistent with our current reporting practices.


The overall income yield on our invested assets after investment expenses, excluding realized investment losses, net was 5.26% and 6.79% for the third quarter of 2003 and 2002, respectively. The change in yield between periods is primarily attributable to reinvestment activities and investment of new funds in a declining interest rate environment.

                                                          For the three months ended September 30,
                                                     -------------------------------------------------
                                                            2003                          2002
                                                     ----------------------    -----------------------
(1)                                                   Yield       Amount           Yield       Amount
                                                     -------------------------------------------------
                                                                      ($ in thousands)
Fixed maturities                                      6.01%     $ 26,675            7.17%     $ 26,551
Policy loans                                          5.48         6,329            5.58         6,527
Short-term investments                                1.46         1,125            3.57         1,370
Other long-term investments                          22.57           603           60.01         1,263
                                                     -----      --------           -----      --------

Investment income before investment expenses          5.78        34,732            6.89        35,711
Investment expenses                                  (0.12)       (1,411)          (0.11)       (1,288)
                                                     -----      --------           -----      --------
Total after investment expenses                       5.66%     $ 33,321            6.78%     $ 34,423
                                                     =====      ========           =====      ========

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

The overall income yield on our invested assets after investment expenses, excluding realized investment losses, net was 5.66% and 6.78% for the first nine months of 2003 and 2002, respectively. The change in yield between periods is primarily due to reinvestment activities and investment of new funds in a declining interest rate environment.

Fixed Maturity Securities

Investment Mix

We manage our public portfolio to a risk profile directed by the Asset Liability and Risk Management Group, consistent with the investment policy statement agreed to by senior management and approved by the Board of Directors. We seek to employ relative value analysis both in credit selection and in purchasing and selling securities. To the extent that we purchase and sell securities as part of credit selection and portfolio rebalancing, the total return that we earn on the portfolio will be reflected both as investment income and also as realized gains or losses on investments.

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

The Company has classified all private placements and publicly traded securities as available for sale. "Available for sale" securities are carried in the Consolidated Statement of Financial Position at fair value, with unrealized gains and losses (after certain related adjustments) recognized by credits and charges to equity capital. At September 30, 2003 the fixed maturities portfolio totaled $751.2 million, an increase of $197.3 million compared to December 31, 2002.

Our fixed maturity securities portfolio consists principally of public and private fixed maturities across an array of industry categories. As of September 30, 2003, we held approximately 80% of invested assets in fixed maturity securities (versus 74% as of December 31, 2002) with a total amortized cost of $709.6 million and an estimated fair value of $751.2 million, compared to an amortized cost of $525.9 million and estimated fair value of $553.9 million as of December 31, 2002. Our investments in public fixed maturities as of September 30, 2003 were $565.0 million at amortized cost and $595.0 million at estimated fair value compared to $358.1 million at amortized cost and $378.0 million at estimated fair value as of December 31, 2002. Our investments in private fixed maturities as of September 30, 2003 were $144.6 million at amortized cost and $156.2 million at estimated fair value compared to $167.7 million at amortized cost and $175.9 million at estimated fair value as of December 31, 2002.

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of our fixed maturity securities portfolio by industry category as of the dates indicated and the associated gross unrealized gains and losses.

                       ----------------------------------------------   --------------------------------------------------
                                   As of September 30, 2003                            As of December 31, 2002
                       ----------------------------------------------   --------------------------------------------------
                                       Gross      Gross                                  Gross        Gross
                        Amortized  Unrealized  Unrealized                 Amortized    Unrealized   Unrealized
(1)                       Cost        Gains      Losses    Fair Value       Cost          Gains       Losses    Fair Value
                       ----------------------------------------------   --------------------------------------------------
                                                               ($ in thousands)
Industry
U.S. Government        $ 59,462    $  1,297    $      7      $ 60,752     $ 42,149     $  1,222     $      -      $ 43,371
Manufacturing           161,922      10,122         154       171,890      119,244        6,714          538       125,420
Utilities                88,061       6,484         178        94,367       64,765        3,874        1,190        67,449
Finance                 149,270       8,825          83       158,012       88,285        7,467           26        95,726
Services                 91,532       4,547          66        96,013       29,927        1,456          255        31,128
Mortgage Backed          14,629         318           -        14,947       15,455          342            -        15,797
Foreign Government        1,024         196           -         1,220        4,027          280            -         4,307
Retail and Wholesale     55,942       4,113          28        60,027       42,695        3,999          113        46,581
Asset-Backed
  Securities             60,721       4,357         241        64,837       69,183        1,965          775        70,373
Transportation           26,818       2,122          19        28,921       22,772        1,175           53        23,894
Energy                      175          16           -           191       27,364        2,498            7        29,855
Other                         -           -           -             -            -            -            -             -
                       --------    --------    --------      --------     --------     --------     --------      --------
Total                  $709,556    $ 42,397    $    776      $751,177     $525,866     $ 30,992     $  2,957      $553,901
                       ========    ========    ========      ========     ========     ========     ========      ========

As a percentage of amortized cost, fixed maturity investments as of September 30, 2003 consist primarily of the following sectors: 23% manufacturing, 21% finance, 13% services and 12% utilities compared to 23% manufacturing, 17% finance, 13% asset-backed securities and 12% utilities as of December 31, 2002. All of the mortgage-backed securities were publicly traded agency pass-through securities. The Company did not invest in collateralized mortgage obligations as of September 30, 2003 and December 31, 2002.

The gross unrealized losses related to our fixed maturity portfolio were $0.8 million as of September 30, 2003 compared to $3.0 million as of December 31, 2002. The gross unrealized losses as of September 30, 2003 and December 31, 2003 were concentrated primarily in the asset-backed securities, utilities, manufacturing, and finance sectors. Non-investment grade securities represented 36% of the gross unrealized losses as of September 30, 2003 versus 62% of gross unrealized losses as of December 31, 2002.

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

The amortized cost of our public and private below-investment grade fixed maturities totaled $56.7 million, or 8%, of the total fixed maturities as of September 30, 2003, compared to $63.8 million, or 12%, of total fixed maturities as of December 31, 2002.

Public Fixed Maturities - Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC rating as of the dates indicated.

                                  -------------------------------------------------  -----------------------------------------------
                                             As of September 30, 2003                            As of December 31, 2002
                                  -------------------------------------------------  -----------------------------------------------
                                                 Gross        Gross                                 Gross       Gross
                                  Amortized   Unrealized   Unrealized                Amortized    Unrealized  Unrealized
                                     Cost        Gains       Losses     Fair Value      Cost         Gains      Losses    Fair Value
                                  -------------------------------------------------  -----------------------------------------------
(1)                                                                  ($ in thousands)
NAIC          Rating Agency
Designation   Equivalent
-----------  -----------------
1             Aaa, Aa, A          $302,446     $ 14,499     $     88     $316,857     $200,153     $ 12,626    $     35     $212,744
2             Baa                  223,365       13,360          207      236,518      132,938        8,798         874      140,862
3             Ba                    21,010          817           52       21,775       11,993          309          96       12,206
4             B                     15,025        1,287          115       16,197        9,232          266         636        8,862
5             C and lower            1,697          606           61        2,242        2,330           82         450        1,962
6             In or near default     1,412           65           49        1,428        1,491            -         158        1,333
                                  --------     --------     --------     --------     --------     --------    --------     --------
Public Fixed Maturities           $564,955     $ 30,634     $    572     $595,017     $358,137     $ 22,081    $  2,249     $377,969
                                  ========     ========     ========     ========     ========     ========    ========     ========

(1) Includes, as of September 30, 2003 and December 31, 2002, respectively, 10 securities with amortized cost of $2 million (fair value, $2 million) and 6 securities with amortized cost of $3 million (fair value, $3 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Private Fixed Maturities - Credit Quality
The following table sets forth our private fixed maturity portfolios by NAIC rating as of the dates indicated.

                                  -------------------------------------------------  -----------------------------------------------
                                             As of September 30, 2003                            As of December 31, 2002
                                  -------------------------------------------------  -----------------------------------------------
                                                 Gross        Gross                                 Gross       Gross
                                  Amortized   Unrealized   Unrealized                Amortized    Unrealized  Unrealized
                                     Cost        Gains       Losses     Fair Value      Cost         Gains      Losses    Fair Value
                                  -------------------------------------------------  -----------------------------------------------
(1)                                                                  ($ in thousands)
NAIC          Rating Agency
Designation   Equivalent
------------  ----------------
1             Aaa, Aa, A          $ 44,528     $  1,520     $    141     $ 45,907     $ 39,178     $  1,341    $    199     $ 40,320
2             Baa                   82,560        6,335           58       88,837       89,806        6,823          10       96,619
3             Ba                     7,158        3,251            -       10,409       25,270          588         338       25,520
4             B                      1,371          120            5        1,486        1,518            -          28        1,490
5             C and lower            3,642          256            -        3,898       11,957          158         132       11,983
6             In or near default     5,342          281            -        5,623            -            -           -            -
                                  --------     --------     --------     --------     --------     --------    --------     --------
Private Fixed Maturities          $144,601     $ 11,763     $    204     $156,160     $167,729     $  8,910    $    707     $175,932
                                  ========     ========     ========     ========     ========     ========    ========     ========

(1) Includes, as of September 30, 2003 and December 31, 2002, respectively, 8 securities with amortized cost of $13 million (fair value, $13 million) and 10 securities with amortized cost of $21 million (fair value, $22 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

                                                                   ------------------------------    ------------------------------
                                                                      As of September 30, 2003           As of December 31, 2002
                                                                   ------------------------------    ------------------------------
                                                                                 Gross Unrealized                  Gross Unrealized
                                                                   Amortized Cost       Losses       Amortized Cost     Losses
                                                                   ------------------------------    ------------------------------
                                                                                            ($ in thousands)
Less than six months                                                  $  351            $   84           $2,969          $  990
Greater  than  six  months  but less  than  nine months                    -                 -              706             260
Greater than nine months                                                   -                 -                -               -
                                                                      ------            ------           ------          ------
Total                                                                 $  351            $   84           $3,675          $1,250
                                                                      ======            ======           ======          ======

Gross unrealized losses of fixed maturity securities where estimated fair value has been 20% or more below amortized cost was $0.1 million as of September 30, 2003 and $1.3 million as of December 31, 2002. The gross unrealized losses as of September 30, 2003 were primarily concentrated in the manufacturing sector while the gross unrealized losses as of December 31, 2002 were concentrated in the utilities, manufacturing, and retail and wholesale sectors.

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

Impairments of fixed maturity securities totaled $2.0 million for the first nine months of 2003 and $5.4 million for the first nine months of 2002.

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

Cash outflow requirements principally relate to benefits, claims, and payments to contract holders as well as amounts paid to policyholders and contract holders in connection with surrenders, withdrawals, and net policy loan activity. Uses of cash also include distribution expenses, general and administrative expenses, and purchase of investments. We regularly monitor our liquidity requirements associated with our policyholder and contract holder obligations so that we manage cash inflows to match anticipated cash outflow requirements. We utilize a cash flow projection system and regularly perform asset/liability duration matching in the management of our asset and liability portfolios.

We believe that cash flows from operating and investing activities of our insurance and annuity products operations are adequate to satisfy liquidity requirements of these operations based on our current liability structure and considering a variety of reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors including future securities market conditions, changes in interest rate levels and policyholder perceptions of our financial strength, which could lead to reduced cash inflows or increased cash outflows. As of September 30, 2003 and December 31, 2002 we had cash and short-term investments of approximately $104.4 million and $91.6 million, respectively, and fixed maturity investments classified as "available for sale" with fair values of $751.2 million and $553.9 million at those dates, respectively.

Financing Activities

Our financing principally consists of an affiliated revolving line of credit with Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance, and asset-based or secured forms of financing. The total capacity to borrow for the Company and its parent, Pruco Life, is $800 million, which includes both the asset-based financing and borrowings from Prudential Funding, LLC. There was no outstanding debt relating to the Prudential Funding LLC credit facility as of September 30, 2003 or December 31, 2002. The secured financing arrangements include transactions such as securities lending and repurchase agreements, which we generally use to finance portfolios of liquid securities and earn additional spread income.

                                                    September 30,   December 31,
                                                         2003           2002
                                                    -------------   ------------
     Borrowings:                                           ($ in millions)
                General obligations                    $   -            $   -
          Total asset-based financing                     91               57
                                                       -----            -----
                Total borrowings and asset-based
                   financings                          $  91            $  57
                                                       =====            =====

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company's management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2003. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2003, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.  Other Information
Recently, the Company received a formal request for information from the New York Attorney General's Office in connection with its variable annuity business. The Company is cooperating with this inquiry and is conducting its own internal review.

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

         (b)  Reports on Form 8-K
                  None

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  (Registrant)

                                                By: /s/ Andrew J. Mako
                                                ----------------------
                                                Andrew J.  Mako
                                                President




Signature                     Title                            Date
---------                     -----                            ----

/s/ Andrew J. Mako            President                        November 14, 2003
-------------------------     (Authorized Signatory)
Andrew J. Mako


/s/ William J. Eckert, IV     Vice President and               November 14, 2003
-------------------------     Chief Financial Officer
William J. Eckert, IV         (Principal Accounting Officer)