Form 10-K
period 2003-12-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2004-03-19
CIK 1038509

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

                   For the fiscal year ended December 31, 2003

                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 33-18053

                          PRUCO LIFE INSURANCE COMPANY
                                  OF NEW JERSEY

             (Exact name of Registrant as specified in its charter)

        New Jersey                                      22-2426091
---------------------------                      --------------------------
(State or other jurisdiction,                 (IRS Employer Identification No.)
incorporation or organization)

                 213 Washington Street, Newark, New Jersey 07102
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (973) 802-6000
         --------------------------------------------------------------
              (Registrant's Telephone Number, including area code)

        Securities registered pursuant to Section 12 (b) of the Act: NONE Securities registered pursuant to Section 12 (g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES___ NO X
                                                     ---

    State the aggregate market value of the voting stock held by non-affiliates of the registrant: NONE

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 19, 2004. Common stock, par value of
                    $5 per share: 400,000 shares outstanding

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

================================================================================

                                  PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                                 (Registrant)

                                                     INDEX
                                                     -----

                                                                                                     Page No.
                                                                                                     --------
Cover Page                                                                                                  -

Index                                                                                                       2

PART I        Item 1.          Business                                                                     3

              Item 2.          Properties                                                                   6

              Item 3.          Legal Proceedings                                                            6

PART II       Item 5.          Market for Registrant's Common Equity and Related Stockholder Matters        6

              Item 7.          Management's Discussion and Analysis of Financial Position and Results of    6
                                  of Operations

              Item 7A.         Quantitative and Qualitative Disclosures About Market Risk                  11

              Item 8.          Financial Statements and Supplementary Data                                 14

              Item 9.          Changes in and Disagreements with Independent Accountants on Accounting and
                                  Financial Disclosure                                                     14

              Item 9A.         Controls and Procedures                                                     14

PART III      Item 10.         Directors and Executive Officers of the Registrant                          15

              Item 14.         Principal Accountant Fees and Services                                      15

PART IV       Item 15.         Exhibits, Financial Statement Schedules and Reports on Form 8-K             16


Signatures                                                                                                 18

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

                                     PART 1
                                     ------

Item 1. Business
----------------

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

Variable and Fixed Annuities
We offer variable annuities that provide our customers with the opportunity to invest in proprietary and non-proprietary mutual funds and fixed-rate options. The investments made by customers in the proprietary and non-proprietary mutual funds represent separate accounts for which the contractholder bears the investment risk. The investments made in the fixed rate options are credited with interest at rates determined by us, subject to certain minimums. Additionally, our variable annuities products offer certain minimum death benefit and living benefit guarantee options. We also offer a fixed annuity product that provides a guaranteed rate of interest for a specified maturity subject to a market value adjustment in the event of early withdrawal. We had previously offered fixed annuities that provide a guarantee of principal and a guaranteed interest rate to be credited to the principal amount for a specified period of time. This type of fixed annuity is no longer offered for sale.

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

Annuities
We earn investment management fees based upon the average assets of the mutual funds in our variable annuity products and mortality and expense fees and other fees for various insurance-related options and features based on average daily net assets of the value of the annuity separate accounts. We price the fixed-rate options of our variable annuities based on assumptions as to investment returns, expenses and persistency. Competition also influences our pricing. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities. To encourage persistency, all of our variable annuities have withdrawal restrictions and declining surrender or withdrawal charges for a specified number of years.

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

Effective January 1, 2004, we will adopt SOP 03-01, which requires us to record a liability for minimum guaranteed death benefits as well as other changes. This is discussed in Item 7, Management`s Discussion and Analysis and in Footnote 2 on new accounting pronouncements.


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

Item 2. Properties
------------------

Office space is provided by Prudential Insurance, as is described in the Notes to the Financial Statements.

Item 3. Legal Proceedings
-------------------------

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




                                     PART II
                                     -------

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        -----------------------------------------------------------------
        Matters
        -------

The Company is a wholly owned subsidiary of Pruco Life. There is no public market for the Company's common stock.

Item 7. Management's Discussion and Analysis of Financial Position and Results
        ----------------------------------------------------------------------
        of Operations.
        --------------
Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction I(1)(a) and (b) on Form 10-K and is filing this form with reduced disclosure.

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of Pruco Life Insurance Company of New Jersey as of December 31, 2003, compared with December 31, 2002, and its results of operations for the years ended December 31, 2003 and 2002.

Overview

The Company sells individual interest-sensitive life insurance, variable life insurance, term insurance, and individual variable annuities through Prudential Insurance's sales force in New Jersey and New York. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressures as the legal barriers which have historically segregated the markets of the financial services industry have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels.

Generally, policyholders who purchase the Company's products have the option of investing in the separate accounts, segregated funds for which investment risks are borne by the customer, or the Company's portfolio, referred to as the General Account. The Company earns its profits through policy fees charged to separate account annuity and life policyholders and through the interest spread for the General Account annuity and life products. Policy charges and fee income consist mainly of three types, sales charges or loading fees on new sales, mortality and expense charges ("M&E") assessed on fund balances, and mortality and related charges based on total life insurance in-force business. Policyholder fund values are affected by net sales (sales less withdrawals), changes in interest rates and investment returns. The interest spread represents the difference between the investment income earned by the Company on its investment portfolio and the amount of interest credited to the policyholders' accounts. Products that generate spread income primarily include the general account life insurance products, fixed annuities and the fixed-rate option of variable annuities.

Besides policy charges and fee income, the Company also earns revenues from insurance premiums from term life insurance and asset management fees on the Separate Account fund balances. The Company's operating expenses principally consist of insurance benefits provided, general business expenses, commissions and other costs of selling and servicing the various products we sell and interest credited on general account liabilities.

The Company's profitability depends principally on its ability and Prudential Insurance's ability to price and manage risk on insurance products, to attract and retain customer assets, and to manage expenses. Specific drivers of our profitability include:

      o the ability of the Company and Prudential Insurance to manufacture and distribute products and services and to introduce new products gaining market acceptance on a timely basis;

      o the ability to price our insurance products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring customers and administering those products;

      o the mortality and morbidity experience on individual life insurance and annuity products;

      o persistency experience, which affects our ability to recover the cost of acquiring new business over the lives of the contracts;

      o the cost of administering insurance contracts and providing asset management products and services;

      o the returns on invested assets, net of the amounts we credit to policyholders' accounts;

      o the amount of our assets under management and changes in their fair value, which affect the amount of asset management fees we receive; and

      o the ability to generate favorable investment results through asset-liability management and strategic and tactical asset allocation.


Application of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, results of operations and financial position as reported in the Consolidated Financial Statements may change significantly.

The following sections discuss the accounting policies applied in preparing our financial statements that management believes are most dependent on the application of estimates and assumptions.

Valuation of investments
A large portion of our investments is reflected at fair value in the statements of financial position based on quoted market prices or estimates from independent pricing services. However, when such information is not available, for example, with respect to private placement fixed maturity securities, which comprises 16.6% of our investments at December 31, 2003, fair value is estimated, typically by using a discounted cash flow model, which considers current market credit spreads for publicly traded issues with similar terms by companies of comparable credit quality. Consequently, changes in estimated future cash flows or in our assessment of the issuer's credit quality will result in changes in fair value estimates. For fixed maturities and equity securities classified as available for sale, the impact of such changes is recorded in "Accumulated other comprehensive income (loss)," a separate component of equity. However, the carrying value of these securities is reduced, with a corresponding charge to earnings, when a decline in value is considered to be other than temporary. Factors we consider in determining whether a decline in value is other than temporary include: whether the decline is substantial, the length of time the fair value has been less than cost, generally six months; and the financial condition and near-term prospects of the issuer. This corresponding charge is referred to as an impairment and is reflected in "Realized investment losses, net" in the statements of operations. The level of impairment losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve.

Policyholder liabilities
The liability for "Future policy benefits and other policyholder liabilities" represents 5.4% of total liabilities as of December 31, 2003. Changes in this liability are generally reflected in the "Policyholders' benefits" caption in our statements of operations. This liability is primarily comprised of the present value of estimated future payments to holders of life insurance and annuity products where the timing and amount of payment depends on policyholder mortality or surrender experience. For life insurance and annuity products, expected mortality is generally based on the Company's historical experience or standard industry tables. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and interest rate assumptions are "locked-in" upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing loss recognition reserves.

Deferred policy acquisition costs
For most life insurance and annuity products that we sell, we defer costs that vary with and are related primarily to the production of new business to the extent these costs are deemed recoverable from future profits, and we record these costs as an asset known as deferred policy acquisition costs or "DAC" which is 5.5% of total assets as of December 31, 2003. We amortize this DAC asset over the expected lives of the contracts, based on the level and timing of either estimated profits or premiums, depending on the type of contract. For products with amortization based on future premiums, the amortization rate is locked-in when the product is sold. For products with amortization based on estimated profits, the amortization rate is periodically updated to reflect current period experience or changes in assumptions that affect future profitability, such as lapse rates, investment returns, mortality experience, expense margins and surrender charges.

For example, expected profitability is a significant estimate in evaluating deferred acquisition costs related to annuity products. Expected profitability considers, among other assumptions, our best estimate of future asset returns to estimate the future fees we expect to earn, the costs associated with minimum death benefit guarantees we expect to incur and other profitability factors. For the average remaining life of our variable annuity contracts in force as of December 31, 2003, our evaluation of deferred policy acquisition costs is based on a 7.7% annual blended rate of return that reflects an assumed rate of return of 8.9% for equity type assets. Continuation of current market conditions or further deterioration in market conditions may result in increases in the amortization of deferred policy acquisition costs, while a significant improvement in market conditions may result in a decrease in the amortization of deferred policy acquisition costs. These changes in DAC balances are included as a component of "General, administrative and other expenses" in our statements of operations.

See "Results of Operations" for discussion of the impact of DAC amortization on our results of our life and annuities products, including decreased amortization recorded in 2003 and increased amortization in 2002 reflecting higher estimates of future gross profits in 2003 and lower estimates of future gross profits in 2002.

Reserves for contingencies
A contingency is an existing condition that involves a degree of uncertainty that will ultimately be resolved upon the occurrence of future events. Under GAAP, reserves for contingencies are required to be established when the future event is probable and its impact can be reasonably estimated. An example is the establishment of a reserve for losses in connection with an unresolved legal matter. The initial reserve reflects management 's best estimate of the probable cost of ultimate resolution of the matter and is revised accordingly as facts and circumstances change and, ultimately, when the matter is brought to closure. In situations in which the Company is to be indemnified by Prudential Insurance, there will be no financial impact on the statement of operations.

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


The Company's Changes in Financial Position and Results of Operations are described below.

Changes in Financial Position

2003 versus 2002

From December 31, 2002 to December 31, 2003 there was an increase of $636 million in total assets from $2,583 million to $3,219 million. Separate account assets increased by $336 million primarily from market value appreciation as a result of recoveries in the equity markets. Fixed maturities increased by $229 million as a result of investing general account policyholder deposits, positive cash flows from insurance operations and the capital contribution from its Parent into these investments. Fixed maturities also benefited from unrealized appreciation. Deferred acquisition costs ("DAC") increased by $39 million, as capitalization of distribution expenses from new sales exceeded the amortization of DAC. Cash and cash equivalents are higher by $11 million as cash is the collateral received from securities lending activities, which is higher in 2003. Other assets are higher by $9 million primarily from an increase in deferred expenses related to sales inducements for annuity products.

During the year, liabilities increased by $572 million from $2,354 million to $2,926 million. Corresponding with the asset change, Separate account liabilities increased by $336 million, as described above. Policyholder account balances increased by $146 million due primarily to positive net sales of annuity products with fixed rate options. A higher level of securities lending activity increased liabilities by $37 million. Future policy benefits increased by $25 million as a result of growth in the term insurance business. Income taxes payable, which is a net number comprised of payables and receivables, increased by $18 million mainly as a result of tax expense and a tax refund received from Prudential Financial. In accordance with the tax sharing agreement with Prudential Financial, the Company was reimbursed for operating losses utilized in the consolidated federal tax return Other liabilities increased by $11 million due to an increase in payables resulting from purchases of securities that had not settled at the balance sheet date.

Stockholder's equity increased by $64 million from December 31, 2002. The largest factor in this increase was a capital contribution of $40 million received from the Parent Company. Retained earnings increased from net income of approximately $21 million and other accumulated comprehensive income increased by approximately $3 million due to unrealized appreciation on fixed maturities.


Results of Operations

2003 versus 2002

Net Income
Net income of $20.6 million for 2003 was $5.2 million more than the $15.4 million earned for 2002. The largest contributing factor to this increase was a decrease in realized investment losses of $13.4 million as a result of an improving credit environment in 2003. Continued growth in the in-force business of life and annuity products caused increases in premiums and benefit expenses. However, policy charges were flat as the prior year had a large fee of $12 million on the sale of an affiliated COLI policy. The total income effect of this transaction in 2002 was $7.1 million after adjusting for reserves and DAC. The increase in taxes for the year of $14.1 million is primarily related to the increase in income from operations before taxes, and a decrease in the dividends received deduction. Further details regarding the components of revenues and expenses are described in the following paragraphs.


Revenues
Revenues increased by $25.9 million from the prior year. Realized investment losses decreased $13.4 million as a result of lower losses on fixed maturities of $11.6 million and higher derivative gains of $1.8 million. The prior year had fixed maturity losses of $12.7 million consisting of $9.0 million of impairments and $3.7 million of credit related losses on sales. The current year has fixed maturity losses of $1.1 million consisting of $2.0 million of impairments and $.9 million of gains on sales.

Premiums increased by $9.8 million from higher term insurance sales and renewals of $13.6 million partially offset by lower extended term insurance of $2.9 million. Extended term insurance is term insurance we issued, under policy provisions, to customers who previously had lapsing variable life insurance policies with us. Extended term life insurance decreased as a result of favorable market performance in the current year, which caused a decrease in lapses.

Policy charges and fee income, consisting primarily of mortality and expense ("M&E"), loading and other insurance charges assessed on General and Separate account policyholder fund balances, remained relatively flat with the prior year. There was a $.3 million increase for individual life products offset by a $.7 million decrease for annuity products. Current year recurring policy charges for life products are higher if you exclude the prior year affiliated sale to Prudential Insurance of Corporate Owned Life Insurance ("COLI"), which generated $12 million in up-front policy fees. That same COLI contract produced $1.2 million of policy charges in 2003. Excluding the COLI sale, mortality and sales based loading charges for life products increased as a result of growth of the in-force business and the sale of newer interest-sensitive products that generally carry higher expense charges in the first few years of the contract. The life in-force business (excluding term insurance) grew to $10.3 billion at December 31, 2003 from $8.9 billion at December 31, 2002. Annuity Separate account fund balances have increased in the current year as a result of favorable market performance during the current year. However, the average balance for the current year is slightly lower than the prior year resulting in a small decline in policy charges.

Asset management fees increased by $2.8 million in 2003 as the Company did not begin receiving these fees in the prior year until October 2002.

Net investment income increased by $.3 million as a result of increased income from fixed maturities due to an increase in the portfolio balance from the investment of positive operating and financing cash flows into the fixed maturity portfolio. This was partially offset by the effect of lower reinvestment rates for fixed maturities and short-term investments due to the lower interest rate environment.

Benefits and Expenses
Policyholder benefits increased by $5.4 million from increased reserve provisions for life insurance reserves and higher death claims. The change in reserves for life and annuity products increased by $4.0 million from the prior year primarily as a result of higher reserves for term insurance due to increased premiums, partially offset by lower reserves for extended term insurance. There were also increased death claims of $1.3 million primarily from term insurance policies as a result of the increasing in-force business. Included in this change, is a decrease of $.4 million for annuity guaranteed minimum death benefits from $1.7 million in 2002 to $1.3 million in 2003 due to favorable market performance during 2003.

The guaranteed minimum death benefit (GMDB) feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically, the greatest of these values, depending on features offered in various contracts and elected by the contract holders. Previously, accounting literature did not prescribe the recognition of a liability for the expected future net costs associated with GMDB provisions. Accordingly, a reserve was not previously established for the annuity business. However, effective January 1, 2004, we will adopt SOP 03-01 which requires us to record such a liability based on application of an expected loss ratio to "cumulative assessments" through the balance sheet date, and then subtracting "cumulative excess payments" through that date. We currently estimate this liability to be approximately $1.6 million. However, in our periodic evaluation of unamortized deferred policy acquisition costs associated with our variable annuity business, we considered the expected net costs associated with the guaranteed minimum death benefits in our calculation of expected gross profits from this business. Accordingly, the effect of establishing the guaranteed minimum death benefit reserve related to this business will be partially offset by an estimated increase of approximately $.4 million in unamortized deferred policy acquisition costs, resulting in higher future amortization.

In addition to establishing a liability associated with the guaranteed minimum death benefit feature, SOP 03-01 requires a change in valuation and presentation of our liability associated with the market value adjustment ("MVA") feature contained in certain annuity contracts. The MVA feature requires the Company to pay to the contract holder upon surrender the accreted value of the fund as well as a market value adjustment based on the crediting rates on the contract surrendered compared to crediting rates on newly issued contracts. Currently, this liability is reflected at market value, which considers the effects of unrealized gains and losses in contract value resulting from changes in crediting rates. Upon adoption of SOP 03-01, the Company will reclassify this liability from "Separate Account Liabilities" to "Policyholders' Account Balances" and reduce it to reflect accreted value, which excludes the effect of unrealized gains and losses in contract value resulting from changes in crediting rates. We currently estimate the impact of the reduction in liability associated with the MVA feature to be a benefit of approximately $1.0 million.

Interest credited increased by $2.2 million due to growth in the policyholders' account balances for annuity products. Overall net interest spread revenue, representing net investment income less interest credited, has declined from last year as investment yields on general account assets have declined as described above.

General, administrative and other expenses are $1.0 million lower than the prior year. This resulted mainly from decreases to DAC amortization of $7.2 million offset by increases to distribution expenses and general and administrative expenses of $6.2 million due to growth of the in-force business. Amortization related to annuity products was $12.6 million lower primarily as a result of charges for additional DAC amortization recorded in the prior year of $9 million to reflect our lower estimate of future gross profits on annuities based on asset value declines and expected equity market returns. The current year had favorable market performance, which benefited DAC amortization on annuity products by approximately $4 million. DAC amortization for life products was higher by $5.4 million primarily as a result of increasing amortization on the growing term life business offset partially by favorable fund performance.

Deferred acquisition costs related to annuity products are evaluated quarterly by comparing our actual profitability to our expectations. Expected profitability considers, among other assumptions, our estimate of future asset returns that determine the future fees we will earn, the costs we expect to incur associated with minimum death benefit or other contractual guarantees, and other profitability factors. If actual asset returns do not differ significantly from our expectations, they do not result in a change in the rate of amortization of deferred acquisition costs. Where actual asset returns differ significantly from expectations, future asset return assumptions are evaluated using a reversion to mean approach. Under the reversion to mean approach, we consider historical returns over a period of time and project returns for a future four-year period so that the investments underlying the annuities grow at a targeted return for the entire period. A calculated rate of return over the four future years, which we refer to as the look-forward period, is determined so that this calculated rate, together with the actual rate of return for the historical period, produces the targeted return for the entire period. If the calculated rate of return is consistent with our range of expectations in light of market conditions, we use it to project the asset growth for the next four years. If the calculated rate of return is not supported by our current expectations, we adjust the rate of return for purposes of these computations. For contract years after the look-forward period, we project asset growth using our long-term rate, currently an 8% annual blended rate of return, which reflects an assumed rate of return of 8.85% for equity type assets. Beginning in the second quarter of 2002 and continuing throughout 2002, we utilized a rate of return lower than the calculated return, which contributed to our additional amortization of deferred acquisition costs during the second and third quarters of 2002. The equity rate of return used in the immediate four-year look-forward period varies by product, but was under 10% for all of our variable annuity products for our evaluation of deferred policy acquisition costs as of December 31, 2003. For the average remaining life of our variable annuity contracts in force as of December 31, 2003, our evaluation of deferred policy acquisition costs is based on a 7.7% annual blended rate of return that reflects an assumed rate of return of 8.9% for equity type assets. Deterioration in market conditions may result in increases in the amortization of deferred policy acquisition costs, while further improvement in market conditions may result in a decrease in the amortization of deferred policy acquisition costs.

General, administrative and other expenses, excluding DAC amortization, increased $6.2 million from the prior year due to an increase in distribution expenses of $3.8 million and allocated operating expenses of $2.4 million. Distribution expenses, net of capitalization increased $3.8 million, as renewal commissions on term insurance, which have been growing due to the increasing renewal base, are not fully capitalizable. Operating expenses are higher as a result of new business and the growing in-force business.


Effective New Accounting Pronouncements

Refer to Footnote 2, "Summary of Significant Accounting Policies," of the Notes to Financial Statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Risk Management, Market Risk, and Derivative Financial Instruments
As a downstream subsidiary of Prudential Insurance, the Company benefits from the risk management strategies implemented by Prudential Insurance. Risk management includes the identification and measurement of various forms of risk, establishment of acceptable risk thresholds, and creation of processes intended to maintain risks within these thresholds while optimizing returns on the underlying assets or liabilities. Prudential Insurance considers risk management an integral part of its core businesses.

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates or equity or commodity prices. To varying degrees, the investment activities supporting all of the Company's products and services generate market risks. Market risks incurred and the strategies for managing these risks vary by product.

With respect to non-variable life insurance products, fixed rate annuities and the fixed rate options in our variable life insurance and annuity products, the Company incurs market risk primarily in the form of interest rate risk. The Company manages this risk through asset/liability management strategies that seek to match the interest rate sensitivity of the assets to that of the underlying liabilities. The Company's overall objective in these strategies is to limit the net change in value of assets and liabilities arising from interest rate movements. While it is more difficult to measure the interest sensitivity of the Company's insurance liabilities than that of the related assets, to the extent the Company can measure such sensitivities the Company believes that interest rate movements will generate asset value changes that substantially offset changes in the value of the liabilities relating to the underlying products.

For variable annuities and variable life insurance products, excluding the fixed rate options in these products, the Company's main exposure is the risk that asset-based fees may decrease as a result of declines in assets under management due to changes in market performance. For variable annuity and variable life insurance products with minimum guaranteed death and living benefits, the Company also faces the risk that declines in the value of underlying investments as a result of changes in securities prices may increase the Company's net exposure to death and living benefits under these contracts.

The Company manages its exposure to equity price risk primarily by seeking to match the risk profile of equity investments against risk-adjusted equity market benchmarks. The Company measures benchmark risks level in terms of price volatility in relation to the market in general.

The Company's exposure to market risk results from "other than trading" activities in its insurance businesses. Market risks in the Company's insurance business are managed through an investment process that incorporates asset/liability management techniques and other risk management policies and limits. Derivatives, as discussed further below, are used to alter interest rate or currency exposures arising from mismatches between assets and liabilities. These include sensitivity and Value-at-Risk measures, positions and other limits based on type of risk, and various hedging methods.


Insurance and Annuities Asset/Liability Management
The Company seeks to maintain interest rate and equity exposures within established ranges, which we periodically adjust based on market conditions and the design of related products sold to customers. Our risk managers establish investment risk limits for exposures to issuers, type of security or industry sector and oversee efforts to manage risk within policy constraints set by management and approved by the Board of Directors.

The Company uses duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We seek to manage our interest rate exposure by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling "duration mismatch" of assets and liabilities. The Company has a target duration mismatch level. As of December 31, 2003 and 2002, the difference between the pre-tax duration of assets and the target duration of liabilities in our duration-managed portfolios was within our constraint limits. We consider risk-based capital implications in our asset/liability management strategies.

The Company also performs portfolio stress testing as part of its regulatory cash flow testing. In this testing, the Company evaluates the impact of altering its interest-sensitive assumptions under various moderately adverse interest rate environments. These interest-sensitive assumptions relate to the timing and amounts of redemptions and pre-payments of fixed-income securities and lapses and surrenders of insurance products. The Company evaluates any shortfalls that this cash flow testing reveals to determine if there is a need to increase statutory reserves or adjust portfolio management strategies.

Market Risk Related to Interest Rates
Assets that subject the Company to interest rate risk include fixed maturities and policy loans. In the aggregate, the carrying value of these assets represented 73% of consolidated assets, other than assets that are held in Separate accounts, as of December 31, 2003 and 72% as of December 31, 2002. With respect to liabilities, the Company is exposed to interest rate risk through policyholder account balances relating to life insurance and annuity investment type contracts.

The Company assesses interest rate sensitivity for its financial assets, financial liabilities and derivatives using hypothetical test scenarios which assume both upward and downward 100 basis point parallel shifts in the yield curve from prevailing interest rates. The following tables set forth the potential loss in fair value from a hypothetical 100 basis point upward shift at December 31, 2003 and 2002, because this scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect management's expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which would be expected to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

This below presentation excludes $522 million and $485 million of insurance reserves and deposit liabilities at December 31, 2003 and 2002, respectively. The Company believes that the interest rate sensitivities of these insurance liabilities offset, in large measure, the interest rate risk of the financial assets set forth in the following tables.

                                                                  December 31, 2003
                                          ---------------------------------------------------------------
                                                                            Fair Value
                                                                            After + 100
                                                                            Basis Point
                                            Notional         Estimated      Parallel      Hypothetical
                                              Value           Fair         Yield Curve      Change in
                                          (Derivatives)       Value          Shift         Fair Value
                                          ---------------------------------------------------------------
Financial Assets with Interest Rate                                 (In millions)
Risk:
Financial Assets:
     Fixed Maturities Available for Sale       $  -          $  783           $ 755          $ (28)

     Policy Loans                                 -             176             166            (10)

Derivatives:
     Futures                                      6               -               -              -

Financial Liabilities:
     Investment Contracts                         -            (313)           (313)             -

                                                                                             -----
Total Estimated Potential Loss                                                               $ (38)
                                                                                             =====

                                                                  December 31, 2002
                                          ---------------------------------------------------------------
                                                                            Fair Value
                                                                            After + 100
                                                                            Basis Point
                                            Notional         Estimated       Parallel      Hypothetical
                                              Value            Fair         Yield Curve     Change in
                                          (Derivatives)       Value           Shift        Fair Value
                                          ---------------------------------------------------------------
Financial Assets with Interest Rate                                 (In millions)
Risk:
Financial Assets:
     Fixed Maturities Available for Sale       $  -          $  554          $  535         $  (19)
     Policy Loans                                 -             186             173            (13)

Derivatives:
     Futures                                     12               -               -              -

Financial Liabilities:
     Investment Contracts                         -            (178)           (178)             -
                                                                                             -----
Total Estimated Potential Loss                                                               $ (32)
                                                                                             =====

The estimated changes in fair values of the financial assets shown above relate to assets invested in support of the Company's insurance liabilities, but do not include assets associated with products for which investment risk is borne primarily by the contract holders rather than the Company.

Market Risk Related to Equity Prices
The Company does not have a significant general account investment in equity securities. For equity investments within the Separate Accounts, the investment risk is borne primarily by the contract holder rather than by the Company.

Market Risk Related to Foreign Currency Exchange Rates
The Company is exposed to foreign currency exchange risk in its investment portfolio. The Company generally hedges substantially all foreign currency-denominated fixed-income investments supporting its U.S. insurance operations into U.S. dollars, using foreign exchange currency swaps, in order to mitigate the risk that the fair value of these investments fluctuates as a result of changes in foreign exchange rates.

Foreign currency exchange risk is actively managed within specified limits at the enterprise (Prudential Insurance) level using Value-at-Risk ("VaR") analysis. This statistical technique estimates, at a specified confidence level, the potential pretax loss in portfolio market value that could occur over an assumed time horizon due to adverse market movements. This calculation utilizes a variance/covariance approach. As of December 31, 2003 and December 31, 2002, foreign currency exposure was hedged.

Limitations of VaR Models
Although VaR models represent a recognized tool for risk management, they have inherent limitations, including reliance on historical data that may not be indicative of future market conditions or trading patterns. Accordingly VaR models should not be viewed as a predictor of future results. The Company may incur losses that could be materially in excess of the amounts indicated by the model on a particular trading day or over a period of time. A VaR model does not estimate the greatest possible loss. The Company uses these models together with other risk management tools, including stress testing. The results of these models and analysis thereof are subject to the judgment of the Company's risk management personnel.

Derivatives
Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, various financial indices, or the value of securities or commodities. Derivative financial instruments can be exchange-traded or contracted in the over-the-counter market and include swaps, futures, options and forwards contracts. See Footnote 10 of the Notes to Consolidated Financial Statements as to the Company's derivative positions at December 31, 2003 and 2002. Under insurance statutes the Company may only use derivative securities in activities intended to offset changes in the market value of assets held, obligations, and anticipated transactions. These statutes prohibit the use of derivatives for speculation. The Company uses derivative financial instruments to manage market risk from changes in interest rates or foreign currency exchange rates, and to alter interest rate or currency exposures arising from mismatches between assets and liabilities.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

Information required with respect to this Item 8 regarding Financial Statements and Supplementary Data is set forth commencing on page F-3 hereof. See Index to Financial Statements elsewhere in this Annual Report.


Item 9. Changes in and Disagreements with Independent Accountants on Accounting
        -----------------------------------------------------------------------
        and Financial Disclosure
        ------------------------

None.


Item 9A. Controls and Procedures
--------------------------------

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company's management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2003. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2003, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

We have adopted a code of conduct, known as Making the Right Choices, which applies to our chief executive officer, chief financial officer and controller, as well as to our directors. Making the Right Choices contains a code of ethics, which is posted on the Prudential website at www.investor.prudential.com. Our code of ethics, any amendments and any waiver under our code of ethics granted to any of our directors or executive officers will be available free of charge on the Prudential website at www.investor.prudential.com.



Item 14. Principal Accounting Fees and Services
-----------------------------------------------

The Audit Committee of the Board of Directors of Prudential Financial (the "Audit Committee") has appointed PricewaterhouseCoopers LLP as the independent auditors of Prudential Financial and certain of its domestic and international subsidiaries, including the Company. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The specific information called for by this item is hereby incorporated by reference to the section entitled "Item 2 - Ratification of the Appointment of Independent Auditors" in Prudential Financial's definitive proxy statement for the Annual Meeting of Shareholders to be held on June 8, 2004, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2003.

                                     PART IV
                                     -------


Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

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


         3b.   Reports on Form 8-K
                  None


    4.   Exhibits

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


    22.  None.

    23.  Not applicable.

    24.  Powers of attorney filed herewith.

    31.1 Section 302 Certification of the Chief Executive Officer

    31.2 Section 302 Certification of the Chief Financial Officer

    32.1 Section 906 Certification of the Chief Executive Officer

    32.2 Section 906 Certification of the Chief Financial Officer

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13, or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Newark, and state of New Jersey, on the 19th day of March 2004.

                                    PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                    (Registrant)


                                                By: /s/ Andrew J. Mako
                                                    ----------------------------
                                                Andrew J. Mako
                                                Chief Executive Officer
                                                (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 19, 2004.

Signature                                                              Title
---------                                                              -----
Vivian L. Banta    *                                                   Chairman of the Board
-------------------------------------------
Vivian L. Banta

James J. Avery, Jr.  *                                                 Vice Chairman of the Board
-------------------------------------------                            and Director
James J. Avery, Jr.


  /s/ Andrew J. Mako                                                   Director and Chief
-------------------------------------------                            Executive Officer
Andrew J. Mako


Ronald Paul Joelson   *                                                Director
-------------------------------------------
Ronald Paul Joelson


Richard J. Carbone   *                                                 Director
-------------------------------------------
Richard J. Carbone


Helen M. Galt   *                                                      Director
-------------------------------------------
Helen M. Galt


David R. Odenath, Jr.   *                                              Director
-------------------------------------------
David R. Odenath, Jr.


  /s/ William J. Eckert, IV                                            Vice President and Chief
-------------------------------------------                             Financial Officer
William J. Eckert, IV
(Principal Accounting and Financial Officer)




                                              * By:    /s/   Thomas C. Castano
                                                    ----------------------------
                                                             Thomas C. Castano
                                                             (Attorney-in-Fact)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549





                                    FORM 10-K
                                  ANNUAL REPORT




                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                            Financial Statements and
                         Report of Independent Auditors

                           December 31, 2003 and 2002

                                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

                                          INDEX TO FINANCIAL STATEMENTS

   Financial Statements                                                                                Page No.
   --------------------                                                                                --------
   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY


   Report of Independent Auditors                                                                         F-2


   Financial Statements:


         Statements of Financial Position - December 31, 2003 and 2002                                    F-3


         Statements of Operations and Comprehensive Income
         Years Ended December 31, 2003, 2002 and 2001                                                     F-4


         Statements of Stockholder's Equity - Years Ended December 31, 2003, 2002 and 2001                F-5


         Statements of Cash Flows - Years Ended December 31, 2003, 2002 and 2001                          F-6


         Notes to Financial Statements                                                                    F-7

                         Report of Independent Auditors
                         ------------------------------


To the Board of Directors and Stockholder of Pruco Life Insurance Company of New Jersey

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pruco Life Insurance Company of New Jersey (an indirect, wholly-owned subsidiary of The Prudential Insurance Company of America) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as of January 1, 2003.


/s/ PricewaterhouseCoopers LLP

New York, New York
February 10, 2004

Pruco Life Insurance Company of New Jersey

Statements of Financial Position
December 31, 2003 and 2002 (in thousands)
-----------------------------------------------------------------------------------------------------

                                                                             2003             2002
                                                                          ----------       ----------
ASSETS
Fixed maturities available for sale, at fair value
   (amortized cost, 2003: $746,370; and 2002: $525,866)                   $  782,685       $  553,901
Policy loans                                                                 154,659          158,431
Short-term investments                                                        44,571           30,158
Other long-term investments                                                    2,765            3,561
                                                                          ----------       ----------
     Total investments                                                       984,680          746,051
Cash and cash equivalents                                                     72,547           61,482
Deferred policy acquisition costs                                            176,529          137,053
Accrued investment income                                                     13,635           11,291
Receivables from affiliates                                                   17,173           17,186
Other assets                                                                  27,804           19,144
Separate account assets                                                    1,926,301        1,590,335
                                                                          ----------       ----------
TOTAL ASSETS                                                              $3,218,669       $2,582,542
                                                                          ==========       ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                           $  675,823       $  529,333
Future policy benefits and other policyholder liabilities                    158,752          134,208
Cash collateral for loaned securities                                         78,855           25,035
Securities sold under agreements to repurchase                                14,483           31,713
Income taxes payable                                                          51,383           33,646
Other liabilities                                                             20,317            9,562
Separate account liabilities                                               1,926,301        1,590,335
                                                                          ----------        ---------
Total liabilities                                                          2,925,914        2,353,832
                                                                          ----------       ----------

Contingencies - (See Footnote 11)

Stockholder's Equity
Common stock, $5 par value;
      400,000 shares authorized;
      issued and outstanding at
      December 31, 2003 and 2002                                               2,000            2,000
Paid-in-capital                                                              168,742          128,689
Deferred compensation                                                           (108)               -
Retained earnings                                                            108,943           88,326
Accumulated other comprehensive income                                        13,178            9,695
                                                                          ----------       ----------
Total stockholder's equity                                                   292,755          228,710
                                                                          ----------       ----------
TOTAL LIABILITIES AND
    STOCKHOLDER'S EQUITY                                                  $3,218,669       $2,582,542
                                                                          ==========       ==========







                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Operations and Comprehensive Income
Years Ended December 31, 2003, 2002 and 2001 (in thousands)
-----------------------------------------------------------------------------------------------------


                                                               2003             2002          2001
                                                             --------         --------      ---------
   REVENUES

   Premiums                                                  $ 38,141         $ 28,321      $  16,284
   Policy charges and fee income                               70,060           70,444         49,808
   Net investment income                                       45,148           44,812         55,981
   Realized investment losses, net                               (838)         (14,204)        (9,630)
   Asset management fees                                        4,029            1,264            613
   Other income                                                 1,717            1,709            646
                                                             --------         --------      ---------

   Total revenues                                             158,257          132,346        113,702
                                                             --------         --------      ---------

   BENEFITS AND EXPENSES

   Policyholders' benefits                                     50,898           45,543         33,148
   Interest credited to policyholders' account balances        22,641           20,449         20,503
   General, administrative and other expenses                  55,167           56,145         37,954
                                                             --------         --------      ---------

   Total benefits and expenses                                128,706          122,137         91,605
                                                             --------         --------      ---------

   Income from operations before income taxes                  29,551           10,209         22,097
                                                             --------         --------      ---------

   Income taxes:
   Current                                                    (15,103)          (8,717)        (3,603)
   Deferred                                                    24,037            3,558         10,107
                                                             --------         --------      ---------

   Income tax expense (benefit)                                 8,934           (5,159)         6,504
                                                             --------         --------      ---------

   NET INCOME                                                  20,617           15,368         15,593

    Other comprehensive income, net of tax:

          Change in net unrealized investment gains             3,483            5,971          4,487
                                                             --------         --------      ---------

   TOTAL COMPREHENSIVE INCOME                                $ 24,100         $ 21,339      $  20,080
                                                             ========         ========      =========









                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of  Stockholder's Equity
Years Ended December 31, 2003, 2002 and 2001 (in thousands)
--------------------------------------------------------------------------------

                                                                                               Accumulated
                                                                                                  other          Total
                                     Common      Paid - in -     Retained       Deferred     comprehensive   stockholder's
                                     stock         capital       earnings     Compensation   income (loss)      equity
                                    --------     -----------     --------     ------------   --------------  --------------
Balance, January 1, 2001           $  2,000       $ 128,689      $  253,641          -        $   (763)       $  383,567


   Net income                             -               -          15,593          -               -            15,593
   Dividend to parent                     -               -        (186,000)         -               -          (186,000)
   Policy credits issued to
   eligible policyholders                 -               -         (10,275)         -               -           (10,275)
   Change in net unrealized
     investment losses, net of
     taxes                                -               -               -          -           4,487             4,487
                                   --------       ---------      ----------      -----        --------        ----------
Balance, December 31, 2001            2,000         128,689          72,959          -           3,724           207,372

   Net income                             -               -          15,368          -              -             15,368

   Adjustments to policy
     credits issued to eligible
     policyholders                        -               -              (1)         -              -                 (1)
   Change in net unrealized
     investment gains, net of             -               -               -          -           5,971             5,971
                                   --------       ---------      ----------      -----        --------        ----------
Balance, December 31, 2002            2,000         128,689          88,326          -           9,695           228,710

   Net income                             -               -          20,617          -               -            20,617

   Contribution from Parent               -          40,000               -          -               -            40,000

   Stock-based compensation
     programs                             -              53               -       (108)              -               (55)

   Change in net unrealized
    investment gains, net of
    taxes                                 -               -               -          -           3,483             3,483
                                   --------       ---------      ----------      -----        --------        ----------
Balance, December 31, 2003         $  2,000       $ 168,742      $  108,943      $(108)       $ 13,178        $  292,755
                                   ========       =========      ==========      =====        ========        ==========

                        See Notes to Financial Statements

   Pruco Life Insurance Company of New Jersey

   Statements of Cash Flows
   Years Ended December 31, 2003, 2002 and 2001 (in thousands)
   -----------------------------------------------------------------------------

                                                                      2003            2002           2001
                                                                    ---------      ----------     ----------
   CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                    $  20,617      $   15,368     $   15,593
      Adjustments to reconcile net income to net cash from
         (used in) operating activities:
         Policy charges and fee income                                (15,786)        (12,057)        (9,906)
         Interest credited to policyholders' account balances          22,641          20,449         20,503
         Realized investment losses, net                                  838          14,204          9,630
         Amortization and other non-cash items                          1,616          (7,651)       (10,883)
         Change in:
           Future policy benefits and other policyholders'             24,544          14,808         11,182
           liabilities
           Accrued investment income                                   (2,344)           (892)         3,382
           Policy loans                                                 3,772             323         (6,643)
           Receivable from affiliates                                      13          (7,416)         4,995
           Deferred policy acquisition costs                          (39,476)        (18,078)        (2,322)
           Income taxes payable                                        17,737          (2,366)         6,099
           Other, net                                                   2,040          (8,341)        (2,244)
                                                                    ---------      ----------     ----------
   Cash flows from operating activities                                36,212           8,351         39,386
                                                                    ---------      ----------     ----------

   CASH FLOWS USED IN INVESTING ACTIVITIES:
      Proceeds from the sale/maturity of:
         Fixed maturities available for sale                          314,559         271,401        552,931
      Payments for the purchase of:
         Fixed maturities available for sale                         (540,203)       (331,512)      (577,097)
      Other long term investments, net                                  1,083          (2,458)           963
      Cash collateral for loaned securities, net                       53,820         (11,057)       (12,217)
      Securities sold under agreements to repurchase, net             (17,230)         13,199          8,760
      Short term investments, net                                     (14,254)          2,822         (4,224)
                                                                    ---------      ----------     ----------
   Cash flows used in investing activities                           (202,225)        (57,605)       (30,884)
                                                                    ---------      ----------     ----------

   CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
      Policyholders' account balances:
         Deposits                                                     210,872         135,163         87,261
         Withdrawals                                                  (73,794)        (73,518)       (76,288)
      Contribution from Parent                                         40,000               -              -
      Cash dividend paid to parent                                          -               -        (26,500)
      Cash payments to eligible policyholders                               -          (9,121)             -
                                                                    ---------      ----------     ----------
   Cash flows from (used in) financing activities                     177,078          52,524        (15,527)
                                                                    ---------      ----------     ----------

   Net increase (decrease) in cash and cash equivalents                11,065           3,270         (7,025)
   Cash and cash equivalents, beginning of year                        61,482          58,212         65,237
                                                                    ---------      ----------     ----------
   CASH AND CASH EQUIVALENTS, END OF YEAR                           $  72,547      $   61,482     $   58,212
                                                                    =========      ==========     ==========

   SUPPLEMENTAL CASH FLOW INFORMATION
      Income taxes (received) paid                                  $  (6,883)     $      565     $    2,930
                                                                    ---------      ----------     ----------
   NON-CASH TRANSACTIONS DURING THE YEAR
      Dividend paid with fixed maturities                           $       -      $        -      $ 159,500
                                                                    ---------      ----------     ----------
      Policy credits issued to eligible policyholders               $       -      $        -      $  10,275
                                                                    ---------      ----------     ----------

                        See Notes to Financial Statements

   Pruco Life Insurance Company of New Jersey

   Notes to Financial Statements
   -----------------------------------------------------------------------------

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

   Stock Based Compensation
   In 2003, Prudential Financial issued stock-based compensation including stock options, restricted stock, restricted stock units and performance shares. Effective January 1, 2003, Prudential Financial changed its accounting for employee stock options to adopt the fair value recognition provisions of SFAS No. 123, "Accounting for stock Based Compensation" as amended, prospectively for all new awards granted to employees on or after January 1, 2003. Accordingly, results of operations of the Company for the year ended December 31, 2003, include costs of $.1 million associated with stock-based compensation issued by Prudential Financial to certain employees and non-employees of the Company and the statement of financial position at December 31, 2003, includes a reduction in equity for deferred compensation. Prior to January 1, 2003, Prudential Financial accounted for employee stock options using the intrinsic value method of APB No. 25 "Accounting for Stock Issued to Employees," and related interpretations. Under this method, Prudential Financial and the Company did not recognize any stock-based compensation costs as all options granted had an exercise price equaled to the market value of Prudential Financial's Common Stock on the date of grant.


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

   Short-term investments consist of highly liquid debt instruments with a maturity of greater than three months and less than twelve months when purchased. These investments are carried at amortized cost, which because of their short-term nature approximates fair value.

   Pruco Life Insurance Company of New Jersey

   Notes to Financial Statements
   -----------------------------------------------------------------------------

   Other long-term investments consists primarily of the Company's investments in the Company's own separate accounts, which are carried at estimated fair value. Also included are equity securities available for sale and derivatives held for purposes other than trading, both carried at fair value.

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

   Cash and cash equivalents
   Cash and cash equivalents include cash on hand, amounts due from banks, money market instruments, and other debt issues with maturities of three months or less when purchased.

   Deferred sales inducement costs
   The company provides sales inducements to contract holders, which primarily include an up-front bonus added to the contract holder's initial deposit and an enhanced crediting rate over the first year of the contract, for certain annuity contracts. These costs are deferred and recognized on the statement of financial position in other assets. They are amortized using the same methodology and assumptions used to amortized deferred policy acquisition costs. The amortization expense is included as a component of interest credited.

   Deferred Policy Acquisition Costs
   The Company is charged distribution expenses from Prudential's agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement. These costs include commissions and variable field office expenses. The Company is also allocated costs of policy issuance and underwriting from Prudential's general and administrative expense allocation system. The Company also is charged commissions from third parties, which are primarily capitalized.

   The costs that vary with and that are related primarily to the production of new insurance and annuity business are deferred to the extent such costs are deemed recoverable from future profits. For annuity products, the entire transfer-pricing fee is deemed to be related to the production of new annuity business and is capitalized. For life products, there is a look-through into the expenses incurred by the Prudential agency network and expenses that are considered to be related to the production of new insurance business are deferred. The cost of policy issuance and underwriting are also considered to be related primarily to the production of new insurance and annuity business and are fully capitalized. Deferred policy acquisition costs ("DAC") are subject to recoverability testing at the end of each accounting period. DAC, for applicable products, are adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in "Accumulated other comprehensive income (loss)."

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

   Pruco Life Insurance Company of New Jersey

   Notes to Financial Statements
   -----------------------------------------------------------------------------

   2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


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

   Securities lending and securities repurchase agreements are used to generate net investment income. These instruments are short-term in nature (usually 30 days or less) and are collateralized by cash. The carrying amounts of these instruments approximate fair value because of the relatively short period of time between the origination of the instruments and their expected realization.

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

   Separate accounts represent funds for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the policyholders, with the exception of the Pruco Life of New Jersey Modified Guaranteed Annuity Account. The Pruco Life of New Jersey Modified Guaranteed Annuity Account is a non-unitized separate account, which funds the Modified Guaranteed Annuity Contract and the Market Value Adjustment Annuity Contract. Owners of the Pruco Life of New Jersey Modified Guaranteed Annuity and the Market Value Adjustment Annuity Contracts do not participate in the investment gain or loss from assets relating to such accounts. Such gain or loss is borne, in total, by the Company. Upon adoption of SOP 03-01 (described below) on January 1, 2004, the Company will reclassify this liability from Separate Account Liabilities to Policyholders' Account Balances.

   Pruco Life Insurance Company of New Jersey

   Notes to Financial Statements
   -----------------------------------------------------------------------------

   2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Contingencies
   Amounts related to contingencies are accrued if it is probable that a liability has been incurred and an amount is reasonably estimable.

   Other assets and other liabilities
   Other assets consist primarily of reinsurance recoverable, premiums due and deferred, deferred sales inducement costs, certain restricted assets, and receivables resulting from sales of securities that had not yet settled at the balance sheet date. Other liabilities consist primarily of accrued expenses, technical overdrafts, and payables resulting from purchases of securities that had not yet been settled at the balance sheet date.

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

   Asset management fees
   Beginning October 1, 2002, the Company receives in accordance with a servicing agreement with Prudential Investments LLC, asset management fee income from policyholder account balances invested in The Prudential Series Funds ("PSF"). The PSF are a portfolio of mutual fund investments related to the Company's separate account products (refer to Note 12). In addition, the Company receives fees from policyholder account balances invested in funds managed by companies other than Prudential Insurance. Asset management fees are recognized as income as earned.

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

   Pruco Life Insurance Company of New Jersey

   Notes to Financial Statements
   -----------------------------------------------------------------------------

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

   The Company designates derivatives as either (1) a hedge of the fair value of a recognized asset or liability or unrecognized firm commitment ("fair value" hedge), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), (3) a foreign currency or cash flow hedge ("foreign currency" hedge), (4) a hedge of a net investment in a foreign operation, or
   (5) a derivative entered into as an economic hedge that does not qualify for hedge accounting. As of December 31, 2003, none of the Company's derivatives qualify for hedge accounting treatment.

   If a derivative does not qualify for hedge accounting, it is recorded at fair value in "Other long-term investments" or "Other liabilities" in the Consolidated Statements of Financial Position. Changes in fair value are included in "Realized investment losses net" without considering changes in fair value of the hedged assets or liabilities.

   The Company occasionally is a party to a financial instrument that contains a derivative instrument that is "embedded" in the financial instrument. At inception, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and changes in its fair value are included in "Realized investment losses, net."


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

   New Accounting Pronouncements
   In December 2003, the Financial Accounting Standards Board ("FASB") revised Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities", which was originally issued in January 2003. FIN No. 46 addresses whether certain types of entities, referred to as variable interest entities ("VIEs"), should be consolidated in a company's financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity's expected losses and the right to receive the entity's expected residual returns), or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if it stands to absorb a majority of the VIE's expected losses or to receive a majority of the VIE's expected residual returns. The Company adopted the Interpretation for relationships with VIEs that began on or after February 1, 2003, and on December 31, 2003 adopted the revised guidance for all relationships with VIEs that are special purpose entities ("SPEs"). The Company will implement the revised guidance to relationships with potential VIEs that are not SPEs as of March 31, 2004. The transition to the revised guidance for SPEs as of December 31, 2003 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows. The Company does not believe the transition to the revised guidance on March 31, 2004, will have a material effect on the Company's consolidated financial position or results of operations.

   In July 2003, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-01, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." AcSEC has developed the SOP to address the evolution of product designs since the issuance of Statement of Financial Accounting Standards ("SFAS") No. 60, "Accounting and Reporting by Insurance Enterprises," and SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments" and the need for interpretive guidance to be developed in three areas: separate account presentation and valuation; the accounting recognition given sales inducements (bonus interest, bonus credits, persistency bonuses); and the classification and valuation of certain long-duration contract liabilities.

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

   The Company will adopt the SOP effective January 1, 2004. The effect of initially adopting this SOP will be reported as a cumulative effect of a change in accounting principle in the 2004 results of operations, which the Company expects to be a charge of approximately $.2 million, net of taxes. This charge is caused primarily by an increase in reserves for guaranteed minimum death benefits relating to our individual variable annuity contracts and the impact of converting certain individual market value adjusted annuity
   (MVA) contracts from separate account accounting treatment to general account accounting treatment.

   In April 2003, the FASB issued Statement No. 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments." Implementation Issue No. B36 indicates that a modified coinsurance arrangement ("modco"), in which funds are withheld by the ceding insurer and a return on those withheld funds is paid based on the ceding company's return on certain of its investments, generally contains an embedded derivative feature that is not clearly and closely related to the host contract and should be bifurcated in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Effective October 1, 2003, the Company adopted the guidance prospectively for existing contracts and all future transactions. As permitted by SFAS No. 133, all contracts entered into prior to January 1, 1999, were grandfathered and are exempt from the provisions of SFAS No. 133 that relate to embedded derivatives. The application of Implementation Issue No. B36 did not have an effect on the consolidated financial position or results of operations of the Company.

   In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 generally applies to instruments that are mandatorily redeemable, that represent obligations that will be settled with a variable number of company shares, or that represent an obligation to purchase a fixed number of company shares. For instruments within its scope, the statement requires classification as a liability with initial measurement at fair value. Subsequent measurement depends upon the certainty of the terms of the settlement (such as amount and timing) and whether the obligation will be settled by a transfer of assets or by issuance of a fixed or variable number of equity shares. The Company's adoption of SFAS No. 150, as of July 1, 2003, did not have a material effect on the Company's consolidated financial position or results of operations.

   In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Prior to the adoption of SFAS No. 146, such amounts were recorded upon the Company's commitment to a restructuring plan. The Company has adopted this statement for applicable transactions occurring on or after January 1, 2003.

   In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 expands existing accounting guidance and disclosure requirements for certain guarantees and requires the recognition of a liability for the fair value of certain types of guarantees issued or modified after December 31, 2002. The January 1, 2003 adoption of the Interpretation's guidance did not have a material effect on the Company's financial position.

   In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that an intangible asset acquired either individually or with a group of other assets shall initially be recognized and measured based on fair value. An intangible asset with a finite life is amortized over its useful life to the reporting entity; an intangible asset with an indefinite useful life, including goodwill, is not amortized. All indefinite lived intangible assets shall be tested for impairment in accordance with the statement. The Company adopted SFAS No. 142 as of January 1, 2002.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 eliminated the requirement that discontinued operations be measured at net realizable value or that entities include losses that have not yet occurred. SFAS No. 144 eliminated the exception to consolidation for a subsidiary for which control is likely to be temporary. The implementation of this provision was not material to the Company's financial position. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. An impairment for assets that are not to be disposed of is recognized only if the carrying amounts of long-lived assets are not recoverable and exceed their fair values. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations and cash flows that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 effective January 1, 2002.

   Reclassifications
   Certain amounts in the prior years have been reclassified to conform to the current year presentation.

   Pruco Life Insurance Company of New Jersey

   Notes to Financial Statements
   -----------------------------------------------------------------------------

   3.  INVESTMENTS

   Fixed Maturities
   The following tables provide additional information relating to fixed maturities as of December 31:

                                                                        2003
                                               ---------------------------------------------------------
                                                                Gross          Gross           Estimated
                                               Amortized      unrealized     unrealized          fair
                                                  cost          gains          losses            value
                                               ---------      ----------     ----------        --------
                                                                    (in thousands)
      Fixed maturities available for sale
      U.S. Treasury securities and
        obligations of
      U.S. Government corporations and
        agencies                              $  31,909       $    668        $      -         $  32,577

      Foreign government bonds                    1,024            174               -             1,198

      Corporate securities                      699,928         36,179             964           735,143

      Mortgage-backed securities                 13,509            258               -            13,767
                                               --------       --------        --------         ---------

      Total fixed maturities available for
        sale                                  $ 746,370       $ 37,279        $    964         $ 782,685
                                              =========       ========        ========         =========


                                                                         2002
                                               ---------------------------------------------------------
                                                                Gross           Gross          Estimated
                                               Amortized      unrealized      unrealized         fair
                                                  cost          gains           losses           value
                                               ---------      ----------      ----------       --------
                                                                    (in thousands)
      Fixed maturities available for sale
      U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies             $  42,149       $  1,222        $      -         $  43,371

      Foreign government bonds                    4,027            280               -             4,307

      Corporate securities                      464,235         29,148           2,957           490,426

      Mortgage-backed securities                 15,455            342               -            15,797
                                               --------       --------        --------         ---------

      Total fixed maturities available for
        sale                                   $525,866       $ 30,992        $  2,957         $ 553,901
                                               ========       ========        ========         =========

   Pruco Life Insurance Company of New Jersey

   Notes to Financial Statements
   -----------------------------------------------------------------------------

   3. INVESTMENTS (continued)

   The amortized cost and estimated fair value of fixed maturities, by contractual maturities at December 31, 2003, is shown below:

                                             Available for Sale
                                       ------------------------------
                                        Amortized      Estimated fair
                                          cost              value
                                       -------------   --------------
                                               (in thousands)

   Due in one year or less             $  19,489         $   19,963

   Due after one year through five
     years                               395,284            413,087

   Due after five years through ten
     years                               258,009            272,727

   Due after ten years                    60,079             63,140

   Mortgage-backed securities             13,509             13,768
                                       ---------         ----------
   Total                               $ 746,370         $  782,685
                                       =========         ==========

   Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

   Proceeds from the sale of fixed maturities available for sale during 2003, 2002, and 2001 were $275.3 million, $262.4 million, and $552.4 million, respectively. Gross gains of $2.4 million, $4.9 million, and $10.1 million, and gross losses of $1.5 million, $8.5 million, and $10.1 million were realized on those sales during 2003, 2002, and 2001, respectively. Proceeds from maturities of fixed maturities available for sale during 2003, 2002, and 2001 were $39.3 million, and $9.0 million, and $0.5 million, respectively.

   Writedowns for impairments that were deemed to be other than temporary for fixed maturities were $2.0 million, $9.0 million, and $7.8 million for the years 2003, 2002 and 2001, respectively.



   Investment Income and Investment Gains and Losses

   Net investment income arose from the following sources for the years ended December 31:

                                                    2003            2002             2001
                                               -------------- ------------------ ------------
                                                                  (in thousands)
      Fixed maturities                           $ 36,587          $  35,078         $ 46,813
      Policy loans                                  8,463              8,715            8,647
      Short-term investments and cash
        equivalents                                 1,430              1,852            4,496
      Other                                           535                932             (418)
                                                 --------          ---------        ---------
      Gross investment income                      47,015             46,577           59,538
      Less investment expenses                     (1,867)            (1,765)          (3,557)
                                                 --------          ---------        ---------
      Net investment income                      $ 45,148          $  44,812         $ 55,981
                                                 ========          =========        =========


   Pruco Life Insurance Company of New Jersey

   Notes to Financial Statements
   -----------------------------------------------------------------------------
   3. INVESTMENTS (continued)

   Realized investment losses, net, including charges for other than temporary reductions in value, for the years ended December 31, were from the following sources:

                                                    2003             2002             2001
                                                 -------------- ------------------ -----------
                                                                  (in thousands)
      Fixed maturities                           $ (1,123)       $  (12,690)         $ (7,807)

      Derivatives                                     285            (1,514)           (1,823)
                                                 --------        ----------          --------
      Realized investment losses, net            $   (838)       $  (14,204)         $ (9,630)
                                                 ========        ==========          ========

   Duration of Gross Unrealized Loss Positions for Fixed Maturities


   The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of December 31, 2003:

                                               Less than twelve            Twelve months or
                                                    months                       more                    Total
                                            -----------------------       --------------------    ----------------------
                                              Fair       Unrealized       Fair      Unrealized      Fair      Unrealized
                                              Value      Losses           Value     Losses          Value     Losses
                                            ---------- ------------       ------- ------------    --------- ------------
                                                                           (in thousands)
    Fixed maturities:
    U.S. Treasury securities and
     obligations of
    U.S. government corporations and
     agencies                                 $  5,694       $  -        $     -       $  -       $   5,694     $    -
    US Corporate securities                     99,766         879         3,061         85         102,827        964
                                              --------       -----       -------       ----       ---------     ------
Total                                         $105,460       $ 879       $ 3,061       $ 85       $ 108,521     $  964
                                              ========       =====       =======       ====       =========     ======


   As of December 31, 2003, gross unrealized losses on fixed maturities totaled approximately $1.0 million comprising 48 issuers. Of this amount, there was $.9 million in the less than twelve months category comprising 46 issuers and $.1 million in the greater than twelve months category comprising 2 issuers. None of the gross unrealized losses are related to below investment grade securities. The gross unrealized losses of twelve months or more were concentrated in the finance sector and there were no individual issuers with gross unrealized losses greater than $.1 million. Based on a review of the above information in conjunction with other factors as outlined in our policy surrounding other than temporary impairments (see Note 2), we have concluded that an adjustment for other than temporary impairments is not warranted at December 31, 2003.


   Securities Pledged, Restricted Assets and Special Deposits

   The Company pledges investment securities it owns to unaffiliated parties through certain transactions including securities lending, securities sold under agreements to repurchase, and futures contracts. At December 31, 2003 and 2002, the carrying values of fixed maturities available for sale pledged to third parties as reported in the Statements of Financial Position were $90.7 million and $56.6 million, respectively.

   Fixed maturities of $0.5 million at December 31, 2003 and 2002 were on deposit with governmental authorities or trustees as required by certain insurance laws.

   Pruco Life Insurance Company of New Jersey

   Notes to Financial Statements
   -----------------------------------------------------------------------------

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

                                                                                                            Accumulated other
                                                                                                              comprehensive
                                                                   Deferred                     Deferred      income (loss)
                                                   Unrealized       policy     Policyholders'  income tax     related to net
                                                 gains (losses)   acquisition     account      (liability)      unrealized
                                                 on investments     costs         balances      benefit         investment
                                                                                                             gains (losses)
                                                  ---------------------------------------------------------------------------
                                                                            (in thousands)
Balance, January 1, 2001                          $  (2,007)    $    975        $  (162)      $   431           $    (763)
   Net investment gains on investments
   arising during the period                          5,938            -              -        (2,138)              3,800

   Reclassification adjustment for losses
   included in net income                             7,807            -              -        (2,810)              4,997

   Impact of net unrealized investment
   gains  on deferred policy acquisition
   costs                                                  -       (8,109)             -         2,919              (5,190)

   Impact of net unrealized investment
   gains  on policyholders' account
   balances                                               -            -          1,376          (496)                880
                                                  ---------     --------        -------       -------           ---------
Balance, December 31, 2001                           11,738       (7,134)         1,214        (2,094)              3,724
   Net investment gains on investments
   arising  during the period                         3,607            -              -        (1,299)              2,308

   Reclassification adjustment for losses
   included in net income                            12,690            -              -        (4,568)              8,122

   Impact of net unrealized investment
   gains   on deferred policy acquisition
   costs                                                  -       (9,128)                       3,286              (5,842)

   Impact of net unrealized investment
   gains  on policyholders' account
   balances                                               -            -          2,161          (778)              1,383

                                                  ---------     --------        -------       -------           ---------
Balance, December 31, 2002                           28,035      (16,262)         3,375        (5,453)              9,695
   Net investment gains on investments
   arising  during the period                         7,160                                    (2,577)              4,583

   Reclassification adjustment for losses
   included in net income                             1,123                                      (404)                719

   Impact of net unrealized investment
   gains   on deferred policy acquisition
   costs                                             (3,662)                                    1,318              (2,344)

   Impact of net unrealized investment
   gains on policyholders' account balances                                         821          (296)                525
                                                  ---------     --------        -------       -------           ---------
Balance, December 31, 2003                        $  36,318     $(19,924)       $ 4,196      $ (7,412)          $  13,178
                                                  =========     ========        =======      ========           =========

   Pruco Life Insurance Company of New Jersey

   Notes to Financial Statements
   -----------------------------------------------------------------------------
   4.  DEFERRED POLICY ACQUISITION COSTS

   The balance of and changes in deferred policy acquisition costs for the year ended December 31, are as follows:

                                                                 2003              2002              2001
                                                             ---------- --------------------- ---------------
                                                                              (in thousands)
   Balance, beginning of year                                 $ 137,053           $ 118,975       $  116,653
   Capitalization of commissions, sales and issue                60,669              51,974           25,953
   expenses
   Amortization                                                 (17,531)            (24,768)         (15,522)
   Change in unrealized investment gains                         (3,662)             (9,128)          (8,109)
                                                              ---------           ---------       ----------
   Balance, end of year                                       $ 176,529           $ 137,053       $  118,975
                                                              =========           =========       ==========


   5.  POLICYHOLDERS' LIABILITIES

   Future policy benefits and other policyholder liabilities at December 31 are as follows:


                                            2003                  2002
                                          -------                ------
                                                  (in thousands)

       Life insurance                    $ 154,410            $   129,607
       Annuities                             4,342                  4,601
                                         ---------            -----------
       Total future policy benefits      $ 158,752            $   134,208
                                         =========            ===========

   Life insurance liabilities include reserves for death benefits and other policy benefits. Annuity liabilities include reserves for annuities that are in payout status.

   Future policy benefits for life insurance are based on the net level premium method, calculated using the guaranteed mortality and nonforfeiture rates, which range from 2.50% to 7.25%.

   Future policy benefits for individual annuities are equal to the aggregate of
   1) the present value of expected future payments on the basis of actuarial assumptions established at issue, and 2) any premium deficiency reserves. Assumptions as to mortality are based on the Company's experience when the basis of the reserve is established. The interest rates used in the determination of the individual annuities reserves range from 6.00% to 8.75%, with less than 15% of the reserves based on an interest rate in excess of 8%.

    Policyholders' account balances at December 31 are as follows:

                                                       2003              2002
                                                    ----------        ----------
                                                           (in thousands)

       Interest-sensitive life contracts            $  390,044        $  367,832
       Individual annuities                            285,779           161,501
                                                    ----------        ----------
       Total policyholders' account balances        $  675,823        $  529,333
                                                    ==========        ==========



   Policyholders' account balances for interest-sensitive life and individual annuities represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges. Interest crediting rates range from 4.00% to 6.10% for interest-sensitive life contracts. Interest crediting rates for individual annuities range from 1.50% to 5.40%.

   Pruco Life Insurance Company of New Jersey

   Notes to Financial Statements
   -----------------------------------------------------------------------------

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

   Reinsurance amounts included in the Statement of Operations and Comprehensive Income for the years ended December 31 are below.

                                                              2002              2002              2001
                                                           ----------         ---------         --------
                                                                            (in thousands)
   Direct premiums and policy charges and fee income       $  119,381         $ 104,180         $ 68,889
      Reinsurance ceded                                       (11,180)           (5,415)          (2,797)
                                                           ----------         ---------         --------
   Premiums and policy charges and fee income              $  108,201         $  98,765         $ 66,092

   Policyholders' benefits ceded                           $   11,223         $  12,929         $    762


   Reinsurance ceded for interest-sensitive life products is accounted for as a reduction of policy charges and fee income. Reinsurance ceded for term insurance products is accounted for as a reduction of premiums.

   Reinsurance recoverables, included in "Other assets" in the Company's Statements of Financial Position, at December 31, 2003 and 2002 were $17.8 million and $15.7 million, respectively.

   The gross and net amounts of life insurance in force at December 31, were as follows:

                                                    2003             2002                  2001
                                                ------------     ------------         ------------
                                                                (in thousands)
   Life insurance face amount in force          $ 31,868,113     $ 21,119,708         $ 11,071,045
   Ceded to other companies                      (17,782,119)      (9,866,510)          (3,697,344)
                                                ------------     ------------         ------------
   Net amount of life insurance in force        $ 14,085,994     $ 11,253,198         $  7,373,701
                                                ============     ============         ============

   Pruco Life Insurance Company of New Jersey

   Notes to Financial Statements
  ------------------------------------------------------------------------------

   7.  INCOME TAXES

   The components of income taxes for the years ended December 31, are as follows:

                                                    2003               2002                 2001
                                                 ---------           --------             --------
                                                                 (in thousands)
           Current tax (benefit) expense:
              U.S.                               $ (15,103)          $ (8,975)            $ (3,756)
              State and local                            -                258                  153
                                                 ---------           --------             --------
            Total                                  (15,103)            (8,717)              (3,603)
                                                 ---------           --------             --------


           Deferred tax expense (benefit):
              U.S.                                  23,735              3,918               10,019
              State and local                          302               (360)                  88
                                                 ---------           --------             --------
              Total                                 24,037              3,558               10,107
                                                 ---------           --------             --------

            Total income tax expense (benefit)   $   8,934           $ (5,159)            $  6,504
                                                 =========           ========             ========

   The income tax expense for the years ended December 31, differs from the amount computed by applying the expected federal income tax rate of 35% to income from operations before income taxes for the following reasons:

                                                    2003              2002                 2001
                                                  --------          --------             --------
                                                                 (in thousands)
           Expected federal income tax expense    $ 10,343          $  3,573             $  7,734
           State and local income taxes                197               (66)                 157
           Non taxable investment income            (2,583)           (8,505)
                                                                                           (1,558)
           Other                                       977              (161)                 171
                                                  --------          --------             --------
           Total income tax expense (benefit)     $  8,934          $ (5,159)            $  6,504
                                                  ========          ========             ========

   Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

                                                            2003                2002
                                                         ---------            --------
                                                                 (in thousands)
           Deferred tax assets
              Insurance reserves                         $       -            $  2,124
              Net operating loss                             1,074               1,938
              Investments                                    1,673               4,180
              Other                                            204                   -
                                                         ---------            --------
              Deferred tax assets                            2,951               8,242
                                                         ---------            --------


           Deferred tax liabilities
              Insurance reserves                         $   7,420            $      -
              Deferred acquisition costs                    48,271              35,778
              Net unrealized gains on securities            13,075              10,093
              Other                                              -               2,189
                                                         ---------            --------
              Deferred tax liabilities                      68,766              48,060
                                                         ---------            --------

           Net deferred tax liability                    $  65,815            $ 39,818
                                                         =========            ========


   Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets after valuation allowance. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of the deferred tax asset that is realizable. At December 31, 2003 and 2002, respectively, the Company had state operating loss carryforwards of $70 million and $17 million, which expire by 2018. At December 31, 2002, the Company had federal and state capital loss carryforwards of $4.6 million.

   Pruco Life Insurance Company of New Jersey

   Notes to Financial Statements
   -----------------------------------------------------------------------------

   7.  INCOME TAXES (continued)

   The Internal Revenue Service (the "Service") has completed all examinations of the consolidated federal income tax returns through 1996. The Service has begun its examination of 1997 through 2001. Management believes sufficient provisions have been made for potential adjustments.


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

   Statutory net income (loss) of the Company amounted to $(60.2) million, $(45.0) million, and $(12.1) million for the years ended December 31, 2003, 2002 and 2001, respectively. Statutory surplus of the Company amounted to $89.5 million and $63.8 million at December 31, 2003 and 2002, respectively. The statutory losses in 2003, 2002, and 2001 were primarily attributed to the surplus strain from new business, which results from higher commissions and selling expenses, which are not deferred under statutory accounting, and from increases to reserves.

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

   The Company is subject to New Jersey law. The maximum amount of dividends, which can be paid by State of New Jersey insurance companies to shareholders without prior approval of the Insurance Commissioner, is subject to N.J.S.A.17:27A-4.c(2)(b). Based on 2003 earnings, there is no capacity to pay a dividend without prior approval in 2004.

   The Company received approval from the New Jersey Commissioner of Insurance to pay an extraordinary dividend to its Parent in 2001 of $186 million. The Company received a $40 million capital contribution from its Parent during 2003.


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

Pruco Life Insurance Company of New Jersey

   Notes to Financial Statements
   -----------------------------------------------------------------------------

   9.  FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

   The following table discloses the carrying amounts and estimated fair values of the Company's financial instruments at December 31:

                                                         2003                                   2002
                                            ----------------------------------    ---------------------------------
                                              Carrying         Estimated             Carrying         Estimated
                                               value          fair value               value         fair value
                                            ---------------- -----------------    ----------------- ---------------
                                                                       (in thousands)
      Financial assets:

         Fixed maturities available for
           sale                              $  782,685        $  782,685            $ 553,901         $ 553,901
         Policy loans                           154,659           175,659              158,431           185,715
         Short-term investments                  44,571            44,571               30,158            30,158
         Cash and cash equivalents               72,547            72,547               61,482            61,482
         Separate accounts assets             1,926,301         1,926,301            1,590,335         1,590,335

      Financial liabilities:
         Investment contracts                $  312,635        $  312,635            $ 178,086         $ 178,086
         Cash collateral for loaned
         securities                              78,855            78,855               25,035            25,035
         Securities sold under agreement
           to repurchases                        14,483            14,483               31,713            31,713
         Separate accounts liabilities        1,926,301         1,926,301            1,590,335         1,590,335


   10. DERIVATIVE AND OFF-BALANCE SHEET CREDIT-RELATED INSTRUMENTS

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

   The notional and fair value of futures contracts was $5.6 million and $3 thousand at December 31, 2003, respectively. The notional and fair value of futures contracts was $12.4 million and $400 thousand at December 31, 2002, respectively.

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

   Pruco Life Insurance Company of New Jersey

   Notes to Financial Statements
   -----------------------------------------------------------------------------

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

   Prudential Insurance and its affiliates have received formal requests for information relating to their variable annuity business from regulators and governmental authorities. The regulators and authorities include, among others, the Securities and Exchange Commission, the NASD and the State of New York Attorney General's Office. Prudential Insurance and its affiliates are cooperating with all such inquiries and are conducting their own internal review.

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

   The Company is charged distribution expenses from Prudential's agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

   Pruco Life Insurance Company of New Jersey

   Notes to Financial Statements
   -----------------------------------------------------------------------------

   12. RELATED PARTY TRANSACTIONS (Continued)

   Affiliated Asset Management Fee Income
   Beginning October 1, 2002, in accordance with a servicing agreement with Prudential Investments LLC, the Company receives fee income from policyholder account balances invested in the Prudential Series Funds ("PSF"). These revenues are recorded as "Asset management fees" in the Statements of Operations and Comprehensive Income.

   Corporate Owned Life Insurance
   The Company has sold two Corporate Owned Life Insurance ("COLI") policies to Prudential Insurance. The cash surrender value included in separate accounts was $430.0 million and $359.6 million at December 31, 2003 and December 31, 2002, respectively. Fees related to the COLI policies were $3.4 million and $7.1 million for the years ending December 31, 2003 and 2002.

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

   Affiliated premiums ceded from these life reinsurance agreements for the periods ended December 31, 2003, 2002, and 2001 were $.7 million, $.5 million, and $.3 million, respectively. Affiliated benefits ceded for the periods ended December 31, 2003, 2002, and 2001 from these life reinsurance agreements are $0 in 2003, $7.5 million in 2002, and $0 in 2001.

   Debt Agreements
   The Company and its parent, Pruco Life, have a revolving line of credit facility of up to $800 million with Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance. The total of asset-based financing and borrowing under this credit facility for the Company and its parent cannot be more than $800 million. There is no outstanding debt to Prudential Funding, LLC as of December 31, 2003 or December 31, 2002.



   13.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


   The unaudited quarterly results of operations for the years ended December 31, 2003 and 2002 are summarized in the table below:

                                                                      Three months ended
                                              --------------------------------------------------------------
                                                   March 31        June 30       September 30    December 31
                                              --------------------------------------------------------------
   2003                                                                 (in thousands)
   ----
   Total revenues                                   $ 35,410       $ 42,421         $ 38,893        $ 41,533
   Total benefits and expenses                        32,104         33,770           33,297          29,535
   Income (loss) from operations before
   income taxes                                        3,306          8,651            5,596          11,998
   Net income (loss)                                   2,633          5,932            3,229           8,823
                                              --------------------------------------------------------------

                                              --------------------------------------------------------------
   2002                                                                 (in thousands)
   ----
   Total revenues                                   $ 26,592       $ 28,879         $ 31,221        $ 45,654
   Total benefits and expenses                        23,125         28,125           33,146          37,741
   Income (loss) from operations before
   income taxes                                        3,467            754           (1,925)          7,913
   Net income (loss)                                   2,488            302            1,518          11,060