Form 10-Q
period 2004-03-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2004-05-14
CIK 1038509

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 13, 2004. Common stock, par value of $5 per share: 400,000 shares outstanding

       PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY MEETS THE CONDITIONS SET
        FORTH IN GENERAL INSTRUCTION (H) (1) (A) AND (B) ON FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                                               Page No.
                                                                                               --------
Cover Page                                                                                         -
Index                                                                                              2
                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  (Unaudited) Financial Statements

                  Statements of Financial Position
                  As of March 31, 2004 and December 31, 2003                                       3

                  Statements of Operations and Comprehensive Income
                  Three months ended March 31, 2004 and 2003                                       4

                  Statements of Stockholder's Equity
                  Periods ended March 31, 2004 and December 31, 2003 and 2002                      5

                  Statements of Cash Flows
                  Three months ended March 31, 2004 and 2003                                       6

                  Notes to Financial Statements                                                    7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations     9

Item 4.  Controls and Procedures                                                                  10

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal proceedings                                                                        11

Item 6.  Exhibits and Reports on Form 8-K                                                         11

Signatures                                                                                        12

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
AS OF MARCH 31, 2004 AND DECEMBER 31, 2003 (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------



                                                                             MARCH 31,     DECEMBER 31,
                                                                               2004            2003
                                                                            -----------    -----------

   ASSETS
   Fixed maturities available for sale,
       at fair value (amortized cost, 2004: $828,526; and 2003: $746,370)   $   878,131    $   782,685
   Policy loans                                                                 153,106        154,659
   Short-term investments                                                        34,192         44,571
   Other long-term investments                                                    2,024          2,765
                                                                            -----------    -----------
           Total investments                                                  1,067,453        984,680
   Cash and cash equivalents                                                     56,454         72,547
   Deferred policy acquisition costs                                            176,408        176,529
   Accrued investment income                                                     15,623         13,635
   Reinsurance recoverable                                                       21,380         17,850
   Receivables from affiliates                                                   17,604         17,173
   Other assets                                                                  11,317          9,954
   Separate account assets                                                    1,934,227      1,926,301
                                                                            -----------    -----------
   TOTAL ASSETS                                                             $ 3,300,466    $ 3,218,669
                                                                            ===========    ===========

   LIABILITIES AND STOCKHOLDER'S EQUITY
   LIABILITIES
   Policyholders' account balances                                          $   733,029    $   675,823
   Future policy benefits and other policyholder liabilities                    167,417        158,752
   Cash collateral for loaned securities                                         58,979         78,855
   Securities sold under agreements to repurchase                                23,962         14,483
   Income taxes payable                                                          56,454         51,383
   Other liabilities                                                             22,477         20,317
   Separate account liabilities                                               1,934,227      1,926,301
                                                                            -----------    -----------
   TOTAL LIABILITIES                                                          2,996,545      2,925,914
                                                                            -----------    -----------

   CONTINGENCIES - (SEE FOOTNOTE 2)

   STOCKHOLDER'S EQUITY
   Common stock, $5 par value;
         400,000 shares, authorized;
         issued and outstanding at
         March 31, 2004 and December 31, 2003                                     2,000          2,000
   Paid-in-capital                                                              168,760        168,742
   Deferred compensation                                                           (262)          (108)
   Retained earnings                                                            115,855        108,943
   Accumulated other comprehensive income                                        17,568         13,178
                                                                            -----------    -----------
   TOTAL STOCKHOLDER'S EQUITY                                                   303,921        292,755
                                                                            -----------    -----------
   TOTAL LIABILITIES AND
       STOCKHOLDER'S EQUITY                                                 $ 3,300,466    $ 3,218,669
                                                                            ===========    ===========


                        SEE NOTES TO FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,

                                                                    2004          2003
                                                                  --------      --------
   REVENUES

   Premiums                                                       $ 11,770      $  9,498
   Policy charges and fee income                                    18,338        15,630
   Net investment income                                            12,610        10,643
   Realized investment gains (losses), net                             499        (1,745)
   Asset management fees                                             1,200           950
   Other income                                                        490           434
                                                                  --------      --------

   TOTAL REVENUES                                                   44,907        35,410
                                                                  --------      --------

   BENEFITS AND EXPENSES

   Policyholders' benefits                                          12,213        13,572
   Interest credited to policyholders' account balances              6,612         4,749
   General, administrative and other expenses                       16,281        13,783
                                                                  --------      --------

   TOTAL BENEFITS AND EXPENSES                                      35,106        32,104
                                                                  --------      --------

   Income from operations before income taxes                        9,801         3,306

   Income tax expense                                                2,705           673
                                                                  --------      --------

   NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                              7,096         2,633

   Cumulative effect of change in accounting
   principle, net of tax                                              (184)            -
                                                                  --------      --------

   NET INCOME                                                        6,912         2,633
                                                                  --------      --------

   Change in net unrealized investment gains, net of taxes           3,843         1,353
   Cumulative effect of accounting change, net of tax                  547             -
                                                                  --------      --------

   Other comprehensive income, net of tax                            4,390         1,353
                                                                  --------      --------

   TOTAL COMPREHENSIVE INCOME                                     $ 11,302      $  3,986
                                                                  ========      ========

                        SEE NOTES TO FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

STATEMENTS OF STOCKHOLDER'S EQUITY
PERIODS ENDED MARCH 31, 2004 AND DECEMBER 31, 2003 AND 2002 (IN THOUSANDS)
--------------------------------------------------------------------------

                                                                                              ACCUMULATED
                                                                                                 OTHER           TOTAL
                                    COMMON       PAID - IN -      RETAINED      DEFERRED     COMPREHENSIVE   STOCKHOLDER'S
                                    STOCK         CAPITAL         EARNINGS    COMPENSATION   INCOME (LOSS)       EQUITY
                                 -----------    -----------       --------    ------------   -------------   -------------
BALANCE, JANUARY 1, 2002               2,000        128,689         72,959               -           3,724         207,372

   Net income                              -              -         15,368               -               -          15,368

   Adjustments to policy
   credits issued to eligible
   policyholders                           -              -             (1)              -               -              (1)

   Change in net unrealized
   investment gains, net of taxes          -              -              -               -           5,971           5,971
                                    --------      ---------      ---------       ---------        --------       ---------
BALANCE, DECEMBER 31, 2002             2,000        128,689         88,326               -           9,695         228,710

   Net income                              -              -         20,617               -               -          20,617

   Contribution from Parent                -         40,000              -               -               -          40,000

   Stock-based compensation
   programs                                -             53              -            (108)              -             (55)

   Change in net unrealized
   investment gains, net of taxes          -              -              -               -           3,483           3,483
                                    --------      ---------      ---------       ---------        --------       ---------
BALANCE, DECEMBER 31, 2003             2,000        168,742        108,943            (108)         13,178         292,755

   Net income                              -              -          6,912               -               -           6,912

   Stock-based compensation
   programs                                -             18              -            (154)              -            (136)

   Cumulative effect of change
   in accounting principle,
   net of taxes                            -              -              -               -             547             547

   Change in net unrealized
   investment gains, net of taxes          -              -              -               -           3,843           3,843
                                    --------      ---------      ---------       ---------        --------       ---------
BALANCE, MARCH 31, 2004             $  2,000      $ 168,760      $ 115,855       $   (262)        $ 17,568       $ 303,921
                                    ========      =========      =========       =========        ========       =========


                        SEE NOTES TO FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------

                                                                        THREE MONTHS ENDED,
                                                                              MARCH 31,

                                                                         2004         2003
                                                                       ---------    ---------
   CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                       $   6,912    $   2,633
      Adjustments to reconcile net income to net cash (used in)
      provided by
         Operating activities:
         Policy charges and fee income                                    (4,465)      (3,641)
         Interest credited to policyholders' account balances              6,612        4,749
         Realized investment (gains) losses, net                            (499)       1,745
         Amortization and other non-cash items                            (8,317)      (1,221)
         Cumulative effect of accounting change                              184            -
         Change in:
           Future policy benefits and other policyholders'
           liabilities                                                     7,010        4,295
           Reinsurance recoverable                                        (3,530)      (1,752)
           Accrued investment income                                      (1,362)        (668)
           Policy loans                                                    1,553          687
           Receivable from affiliates                                       (431)       6,328
           Deferred policy acquisition costs                                 509       (6,115)
           Income taxes payable                                            5,174        7,402
           Other, net                                                        668        1,531
                                                                       ---------    ---------
   CASH FLOWS FROM OPERATING ACTIVITIES                                   10,018       15,973
                                                                       ---------    ---------

   CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
      Proceeds from the sale/maturity of:
         Fixed maturities available for sale                              13,098       73,844
      Payments for the purchase of:
         Fixed maturities available for sale                             (57,247)    (118,400)
      Cash collateral for loaned securities, net                         (19,876)       6,793
      Securities sold under agreements to repurchase, net                  9,479       24,767
      Other long-term investments                                            (23)         (58)
      Short term investments, net                                         12,650        5,177
                                                                       ---------    ---------
   CASH FLOWS USED IN INVESTING ACTIVITIES                               (41,919)      (7,877)
                                                                       ---------    ---------

   CASH FLOWS FROM FINANCING ACTIVITIES:
      Policyholders' account balances:
         Deposits                                                         53,735       26,899
         Withdrawals                                                     (37,927)      (8,342)
                                                                       ---------    ---------
   CASH FLOWS FROM FINANCING ACTIVITIES                                   15,808       18,557
                                                                       ---------    ---------

   Net (decrease) increase in Cash and cash equivalents                  (16,093)      26,653
   Cash and cash equivalents, beginning of year                           72,547       61,482
                                                                       ---------    ---------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  56,454    $  88,135
                                                                       =========    =========

                        SEE NOTES TO FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. These interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair presentation of the results of operations and financial condition of the Pruco Life Insurance Company of New Jersey ("the Company"), for the interim periods presented. The Company is a wholly owned subsidiary of the Pruco Life Insurance Company ("Pruco Life") which in turn is a wholly-owned subsidiary of The Prudential Insurance Company of America ("Prudential Insurance"). Prudential Insurance is a wholly owned subsidiary of Prudential Financial, Inc ("Prudential Financial"). All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. Certain amounts in the Company's prior year financial statements have been reclassified to conform to the current year presentation.

The Company has extensive transactions and relationships with Prudential Insurance and other affiliates. It is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.


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

3.  ADOPTION OF STATEMENT OF POSITION 03-01

In July 2003, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-01, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". AcSEC issued the SOP to address the need for interpretive guidance to be developed in three areas: separate account presentation and valuation; the accounting recognition given sales inducements (bonus interest, bonus credits, persistency bonuses); and the classification and valuation of certain long-duration contract liabilities.

The Company adopted the SOP effective January 1, 2004. The effect of initially adopting SOP 03-1 was a net of tax charge of $0.2 million, reported as a cumulative effect of accounting change in the results of operations for the three months ended March 31, 2004. This charge reflects primarily the net impact of converting certain individual market value adjusted annuity contracts from separate account accounting treatment to general account accounting treatment and the effect of establishing reserves for guaranteed minimum death benefit ("GMDB") provisions of the Company's annuity contracts. In addition, the Company recorded an increase in other comprehensive income of $0.5 million after tax related to recording the cumulative unrealized investment gains, net of shadow deferred acquisition costs (DAC), on fixed maturities reclassified from the separate account to the general account as of January 1, 2004.

In April 2004, the FASB issued a Proposed FASB Staff Position ("FSP") clarifying the accounting for unearned revenue liabilities of certain universal-life contracts under the SOP. The Proposed FSP, if adopted as issued, would not change the Company's accounting for these unearned revenue liabilities, and, therefore, would have no impact on the charge recorded at adoption of the SOP.

On the Statement of Cash Flows, the cumulative effect of the SOP is shown on one line rather than on the individual asset and liability lines that were affected. The major components of this line are increases in fixed maturities and policyholder account balances of approximately $40 million related to the reclassifications of annuity contracts from the separate account to the general account. In addition, the establishment of the GMDB reserves of approximately $1.6 million and the increase in DAC of $0.4 million are also shown on this line. Other balance sheet accounts that were affected include other long-term investments and deferred taxes payable.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of Pruco Life Insurance Company of New Jersey as of March 31, 2004, compared with December 31, 2003, and its results of operations for the three-month periods ended March 31, 2004 and March 31, 2003. You should read the following analysis of our financial condition and results of operations in conjunction with the Company's MD&A and audited financial statements included in the Company's Report on Form 10-K for the year ended December 31, 2003.

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

Generally, policyholders who purchase the Company's products have the option of investing in the separate accounts, segregated funds for which investment risks are borne by the customer, or the Company's portfolio, referred to as the General account. The Company earns its profits through policy fees charged to separate account annuity and life policyholders and through the interest spread for General account annuity and life products. Policy charges and fee income consist mainly of three types, sales charges or loading fees on new sales, mortality and expense charges ("M&E") assessed on fund balances, and mortality and related charges based on total life insurance in-force business. Policyholder fund values are affected by net sales (sales less withdrawals), changes in interest rates and investment returns. The interest spread represents the difference between the investment income earned by the Company on its investment portfolio and the amount of interest credited to the policyholders' accounts. Products that generate interest-spread primarily include general account life insurance products, fixed annuities and the fixed-rate option of variable annuities.

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


1.  ANALYSIS OF FINANCIAL CONDITION

From December 31, 2003 to March 31, 2004 there was an increase of $81 million in total assets from $3,219 million to $3,300 million. Fixed maturities increased by $95 million partially as a result of the implementation of Statement of Position 03-01 ("SOP 03-01"). SOP 03-01 requires among other things, that certain individual market value adjusted annuity ("MVA") contracts be accounted for under general account accounting treatment. As a result of the adoption, approximately $40 million of fixed maturities were reclassified from separate account assets to general account fixed maturities. Fixed maturities also increased as a result of investing general account policyholder deposits and positive cash flows from insurance operations into these investments and from unrealized investment gains. Separate account assets increased by $8 million despite the reclassification of approximately $40 million of assets to the general account due to positive market performance of approximately $45 million and positive net sales. A lower level of securities lending activity contributed to the decrease in cash and cash equivalents of $16 million.

During this three-month period, liabilities increased by $71 million from $2,926 million to $2,997 million. Policyholder account balances increased by $57 million due primarily to the reclassification of MVA contracts as described above and positive net sales. Corresponding with the asset change, separate account liabilities increased by $8 million, as described above. Future policy benefits increased by $9 million due to the establishment of guaranteed minimum death benefit reserves ("GMDB") of $2 million and growth in the term insurance business. Income taxes payable increased by $5 million as a result of tax expense related to positive income and unrealized gains. A lower level of securities lending activity decreased liabilities by $10 million.

2.  RESULTS OF OPERATIONS

NET INCOME
Net income of $6.9 million for the first quarter of 2004 was $4.3 million higher than for the first quarter of 2003. Net income before the cumulative change in accounting principle related to the adoption of SOP 03-01 was $4.5 million higher than the prior year quarter. The effect of the cumulative change in accounting principle was a charge to income of $0.2 million after tax. This charge is primarily the result of an increase in reserves for guaranteed minimum death benefits relating to our individual variable annuity contracts and the impact of converting certain individual MVA contracts from separate account accounting treatment to general account accounting treatment. Further details regarding the components of revenues and expenses are described in the following paragraphs.

REVENUES
Revenues increased by $9.5 million from the prior year comparable period. Policy charges and fee income, consisting primarily of mortality and expense, loading and other insurance charges assessed on general and separate account policyholder fund balances, increased by $2.7 million. The increase was a result of a $2.2 million increase for individual life products and a $0.5 million increase for annuity products. Mortality and sales based loading charges for life products increased as a result of growth in the in-force business. The in-force business (excluding term insurance) grew to $10.7 billion at March 31, 2004 from $9.2 billion at March 31, 2003 and $10.3 billion at December 31, 2003. Annuity fees are mainly asset based fees which are dependent on the fund balances which are affected by net sales as well as asset depreciation or appreciation on the underlying investment funds in which the customer has the option to invest. Annuity fund balances have increased as a result of favorable market performance and positive net sales.

Premiums increased by $2.3 million from higher term insurance sales and renewals of the Term Essential and Term Elite products of $3.3 million. Partially offsetting this was a reduction in extended term premiums of $1.2 million due to lower policy lapses as a result of favorable market conditions.

Realized investment gains increased by $2.2 million mainly as a result of lower impairments on fixed maturities in 2004 due to the improved credit environment.

Net investment income increased by $2.0 million as a result of increased income from fixed maturities due to an increase in the portfolio balance from positive operating and financing cash flows and the reclassification of fixed maturities from the separate account to the general account. This was partially offset by the effect of lower reinvestment rates for fixed maturities and short-term investments.


BENEFITS AND EXPENSES
Policyholder benefits decreased by $1.4 million mainly as a result of lower death benefits incurred on term insurance policies as a result of better mortality experience in 2004 than in the prior year quarter.

Interest credited to policyholder account balances increased by $1.9 million due to growth in policyholder account balances primarily from the reclassification of the MVA annuity products from separate account to policyholder account balances and from positive net sales.

General, administrative and other expenses increased by $2.5 million from the prior year comparable period. There was an increase in commission expense and general and administrative expenses of $1.8 million due to growth in the business. In addition, DAC amortization for life products increased by $0.7 million as a result of the growing in-force business.



ITEM 4.  CONTROLS AND PROCEDURES

                             CONTROLS AND PROCEDURES


In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company's management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2004. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         3(ii) By-Laws of Pruco Life Insurance Company of New Jersey (as amended through May 5, 1997) are incorporated by reference to Form 10-Q as filed by the Company on August 15, 1997, Registration No. 333-18053.

         4(a) Market-Value Adjustment Annuity Contract (Discovery Select variable annuity) is incorporated by reference to Pre-Effective Amendment No. 1 to Form N-4, Registration No. 333-18053, filed December 18, 1996, on behalf of the Pruco Life of New Jersey Flexible Premium Variable Annuity Account.

         4(b) Market-Value Adjustment Annuity Contract (Strategic Partners Select variable annuity) is incorporated by reference to Pre-effective Amendment No. 1 to the Company's Form S-3, Registration No. 333-62246, filed November 27, 2001.

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


         (b) REPORTS ON FORM 8K

                   None.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  (Registrant)

                                By:   /s/ William J. Eckert, IV
                                   ----------------------------
                                         William J. Eckert, IV
                                Vice President and Chief Financial Officer
                          (Authorized Signatory and Principal Financial Officer)




Date:   May 13, 2004