Form 10-Q
period 2004-06-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2004-08-13
CIK 1038509

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 13, 2004. Common stock, par value of $5 per share:
400,000 shares outstanding

       PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY MEETS THE CONDITIONS SET
        FORTH IN GENERAL INSTRUCTION (H) (1) (A) AND (B) ON FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page No.
                                                                        --------
Cover Page                                                                     -
Index                                                                          2
                         PART I - FINANCIAL INFORMATION

Item 1. (Unaudited) Financial Statements

             Statements of Financial Position
             As of June 30, 2004 and December 31, 2003                         3

             Statements of Operations and Comprehensive Income
             Three and six months ended June 30, 2004 and 2003                 4

             Statements of Stockholder's Equity
             Periods ended June 30, 2004 and December 31, 2003 and 2002        5

             Statements of Cash Flows
             Six months ended June 30, 2004 and 2003                           6

             Notes to Financial Statements                                     7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                  9

Item 4. Controls and Procedures                                               11

                           PART II - OTHER INFORMATION

Item 1. Legal proceedings                                                     11

Item 6. Exhibits and Reports on Form 8-K                                      12

Signatures                                                                    13

FORWARD-LOOKING STATEMENT DISCLOSURE
Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in the Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "includes," "plans," "assumes," "estimates," "projects," "intends", or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey ("the Company"). There can be no assurance that future developments affecting the Company will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation: general economic, market and political conditions, including the performance of financial markets and interest rate fluctuations; various domestic or international military or terrorist activities or conflicts; volatility in the securities markets; re-estimates of our reserves for future policy benefits and claims; changes in our assumptions related to deferred policy acquisition costs; our exposure to contingent liabilities; catastrophe losses; investment losses and defaults; changes in our claims-paying or credit ratings; competition in our product lines and for personnel; fluctuations in foreign currency exchange rates and foreign securities markets; the impact of changing regulation or accounting practices; adverse litigation results; and changes in tax law. The Company is under no obligation to update any particular forward-looking statement included in this document.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
AS OF JUNE 30, 2004 AND DECEMBER 31, 2003 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                              JUNE 30,       DECEMBER 31,
                                                                               2004             2003
                                                                            -----------      -----------
ASSETS
Fixed maturities available for sale,
    at fair value (amortized cost, 2004: $824,980; and 2003: $746,370)      $   885,480      $   782,685
Policy loans                                                                    152,949          154,659
Short-term investments                                                           29,517           44,571
Other long-term investments                                                       2,147            2,765
                                                                            -----------      -----------
    Total investments                                                         1,070,093          984,680
Cash and cash equivalents                                                        78,211           72,547
Deferred policy acquisition costs                                               198,052          176,529
Accrued investment income                                                        15,286           13,635
Reinsurance recoverable                                                          25,573           17,850
Receivables from affiliates                                                      16,233           17,173
Other assets                                                                     17,989            9,954
Separate account assets                                                       1,978,645        1,926,301
                                                                            -----------      -----------
TOTAL ASSETS                                                                $ 3,400,082      $ 3,218,669
                                                                            ===========      ===========
LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
Policyholders' account balances                                             $   758,658      $   675,823
Future policy benefits and other policyholder liabilities                       175,787          158,752
Cash collateral for loaned securities                                            63,534           78,855
Securities sold under agreements to repurchase                                   33,074           14,483
Income taxes payable                                                             65,939           51,383
Other liabilities                                                                26,350           20,317
Separate account liabilities                                                  1,978,645        1,926,301
                                                                            -----------      -----------
TOTAL LIABILITIES                                                             3,101,987        2,925,914
                                                                            -----------      -----------
CONTINGENCIES - (SEE FOOTNOTE 2)

STOCKHOLDER'S EQUITY
Common stock, $5 par value;
    400,000 shares, authorized;
    issued and outstanding at
    June 30, 2004 and December 31, 2003                                           2,000            2,000
Paid-in-capital                                                                 168,785          168,742
Deferred compensation                                                              (221)            (108)
Retained earnings                                                               120,629          108,943
Accumulated other comprehensive income                                            6,902           13,178
                                                                            -----------      -----------
TOTAL STOCKHOLDER'S EQUITY                                                      298,095          292,755
                                                                            -----------      -----------
TOTAL LIABILITIES AND
    STOCKHOLDER'S EQUITY                                                    $ 3,400,082      $ 3,218,669
                                                                            ===========      ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                       JUNE 30,                      JUNE 30,

                                                               2004              2003          2004           2003
                                                             --------          --------      --------       --------
REVENUES

Premiums                                                     $ 12,092          $  9,697      $ 23,862       $ 19,195
Policy charges and fee income                                  20,955            19,347        39,293         34,977
Net investment income                                          13,039            11,367        25,649         22,010
Realized investment gains (losses), net                        (1,526)              619        (1,027)        (1,126)
Asset management fees                                           1,209             1,055         2,409          2,005
Other income                                                      528               336         1,018            770
                                                             --------          --------      --------       --------
TOTAL REVENUES                                                 46,297            42,421        91,204         77,831
                                                             --------          --------      --------       --------
BENEFITS AND EXPENSES

Policyholders' benefits                                        12,674            13,028        24,887         26,600
Interest credited to policyholders' account balances            7,427             5,566        14,039         10,315
General, administrative and other expenses                     19,545            15,176        35,826         28,959
                                                             --------          --------      --------       --------
TOTAL BENEFITS AND EXPENSES                                    39,646            33,770        74,752         65,874
                                                             --------          --------      --------       --------
Income from operations before income taxes and
  cumulative effect of changes in accounting principle          6,651             8,651        16,452         11,957
                                                             --------          --------      --------       --------
Income tax expense                                              1,877             2,719         4,582          3,392
                                                             --------          --------      --------       --------
NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                          4,774             5,932        11,870          8,565

Cumulative effect of change in accounting principle,
  net of tax                                                        -                 -          (184)             -
                                                             --------          --------      --------       --------
NET INCOME                                                      4,774             5,932        11,686          8,565
                                                             --------          --------      --------       --------
Change in net unrealized investment gains, net of
  taxes                                                       (10,666)            5,317        (6,823)         6,670
Cumulative effect of accounting change, net of tax                  -                 -           547              -
                                                             --------          --------      --------       --------
Other comprehensive income, net of tax                        (10,666)            5,317        (6,276)         6,670

TOTAL COMPREHENSIVE INCOME                                   $ (5,892)         $ 11,249      $  5,410       $ 15,235
                                                             ========          ========      ========       ========

                        SEE NOTES TO FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

STATEMENTS OF STOCKHOLDER'S EQUITY
PERIODS ENDED JUNE 30, 2004 AND DECEMBER 31, 2003 AND 2002 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                               ACCUMULATED
                                                                                                  OTHER            TOTAL
                                    COMMON       PAID-IN-       RETAINED       DEFERRED       COMPREHENSIVE     STOCKHOLDER'S
                                    STOCK        CAPITAL        EARNINGS     COMPENSATION     INCOME (LOSS)        EQUITY
                                   -------       --------       --------     ------------     -------------     -------------
BALANCE, JANUARY 1, 2002             2,000        128,689         72,959             -             3,724           207,372

   Net income                            -              -         15,368             -                 -            15,368
   Adjustments to policy
     credits issued to eligible
     policyholders                       -              -             (1)            -                 -                (1)
   Change in net unrealized
     investment gains, net of
     taxes                               -              -              -             -             5,971             5,971
                                   -------      ---------      ---------        ------           -------         ---------
BALANCE, DECEMBER 31, 2002           2,000        128,689         88,326             -             9,695           228,710

   Net income                            -              -         20,617             -                 -            20,617
   Contribution from Parent              -         40,000              -             -                 -            40,000
   Stock-based compensation
     programs                            -             53              -          (108)                -               (55)
   Change in net unrealized
     investment gains, net of
     taxes                               -              -              -             -             3,483             3,483
                                   -------      ---------      ---------        ------           -------         ---------
BALANCE, DECEMBER 31, 2003           2,000        168,742        108,943          (108)           13,178           292,755

   Net income                            -              -         11,686             -                 -            11,686
   Stock-based compensation
     programs                            -             43              -          (113)                -               (70)
   Cumulative effect of change
     in accounting principle,
     net of taxes                        -              -              -             -               547               547
   Change in net unrealized
     investment gains, net of
     taxes                               -              -              -             -            (6,823)           (6,823)
                                   -------      ---------      ---------        ------           -------         ---------
BALANCE, JUNE 30, 2004             $ 2,000      $ 168,785      $ 120,629        $ (221)          $ 6,902         $ 298,095
                                   =======      =========      =========        ======           =======         =========

                        SEE NOTES TO FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                 SIX MONTHS ENDED,
                                                                                     JUNE 30,

                                                                                2004          2003
                                                                              --------      ---------
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:
   Net income                                                                 $ 11,686      $   8,565
   Adjustments to reconcile net income to net cash (used in) provided by
      Operating activities:
      Policy charges and fee income                                             (9,246)        (7,570)
      Interest credited to policyholders' account balances                      14,039         10,315
      Realized investment (gains) losses, net                                    1,023          1,126
      Amortization and other non-cash items                                    (25,416)        (8,162)
      Cumulative effect of accounting change                                       184              -
      Change in:
        Future policy benefits and other policyholders' liabilities             15,380          8,827
        Reinsurance recoverable                                                 (6,848)        (3,133)
        Accrued investment income                                               (1,025)          (880)
        Policy loans                                                             1,710          1,780
        Receivable from affiliates                                                  65         10,917
        Deferred policy acquisition costs                                      (21,135)        (9,912)
        Income taxes payable                                                    14,657         10,783
        Other, net                                                              (1,995)        15,877
                                                                              --------      ---------
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES                                  (6,921)        38,533
                                                                              --------      ---------
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
   Proceeds from the sale/maturity of:
      Fixed maturities available for sale                                      219,585        110,925
   Payments for the purchase of:
      Fixed maturities available for sale                                     (263,121)      (205,296)
   Cash collateral for loaned securities, net                                  (15,321)        11,082
   Securities sold under agreements to repurchase, net                          18,591         19,734
      Other long-term investments                                                 (141)          (754)
   Short term investments, net                                                  17,325          5,114
                                                                              --------      ---------
CASH FLOWS USED IN INVESTING ACTIVITIES                                        (23,082)       (59,195)
                                                                              --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Policyholders' account balances:
      Deposits                                                                 117,900         86,164
      Withdrawals                                                              (82,163)       (28,036)
   Contribution from Parent                                                          -         40,000
   Deferred compensation                                                          (113)          (149)
   Stock based compensation                                                         43             39
                                                                              --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES                                            35,667         98,018
                                                                              --------      ---------
Net (decrease) increase in Cash and cash equivalents                             5,664         77,356
Cash and cash equivalents, beginning of year                                    72,547         61,482
                                                                              --------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $ 78,211      $ 138,838
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

3. ADOPTION OF STATEMENT OF POSITION 03-1

In July 2003, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". AcSEC issued the SOP to address the need for interpretive guidance to be developed in three areas: separate account presentation and valuation; the accounting recognition given sales inducements (bonus interest, bonus credits, persistency bonuses); and the classification and valuation of certain long-duration contract liabilities.

The Company adopted the SOP effective January 1, 2004. The effect of initially adopting SOP 03-1 was a net of tax charge of $0.2 million, reported as a cumulative effect of accounting change in the results of operations for the three months ended March 31, 2004 and six months ended June 30,2004. This charge reflects primarily the net impact of converting certain individual market value adjusted annuity contracts from separate account accounting treatment to general account accounting treatment and the effect of establishing reserves for guaranteed minimum death benefit ("GMDB") provisions of the Company's annuity contracts. In addition, the Company recorded an increase in other comprehensive income of $0.5 million after tax related to recording the cumulative unrealized investment gains, net of shadow deferred acquisition costs (DAC), on fixed maturities reclassified from the separate account to the general account as of January 1, 2004.

In June 2004, the FASB issued FASB Staff Position ("FSP") 97-1, "Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require an Accrual of an Unearned Revenue Liability." FSP 97-1 clarifies the accounting for unearned revenue liabilities of certain universal-life contracts under SOP 03-1. The Company's adoption of FSP 97-1 on July 1, 2004 did not change the accounting for unearned revenue liabilities and, therefore, had no impact on Company's results of operations.

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

4. RELATED PARTY TRANSACTIONS

CORPORATE OWNED LIFE INSURANCE
The Company sold two corporate owned life insurance policies to Prudential Insurance. The cash surrender value included in separate accounts was $431.7 million at June 30, 2004. During the current quarter, the Company recorded a $0.4 million after tax claim expense that related to claims under these contracts that were incurred in the prior quarter. Although the claims were incurred in the prior quarter, they were not material to the results of either the current or the prior quarters.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the financial condition of Pruco Life Insurance Company of New Jersey as of June 30, 2004, compared with December 31, 2003, and its results of operations for the three and six month periods ended June 30, 2004 and June 30, 2003. You should read the following analysis of our financial condition and results of operations in conjunction with the Company's MD&A and audited financial statements included in the Company's Report on Form 10-K for the year ended December 31, 2003.

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

1. ANALYSIS OF FINANCIAL CONDITION

From December 31, 2003 to June 30, 2004 there was an increase of $181 million in total assets from $3,219 million to $3,400 million. Fixed maturities increased by $103 million partially as a result of the implementation of Statement of Position 03-1 ("SOP 03-1"). SOP 03-1 requires among other things, that certain individual market value adjusted annuity ("MVA") contracts be accounted for under general account accounting treatment. As a result of the adoption, approximately $40 million of fixed maturities were reclassified from separate account assets to general account accounting treatment. Fixed maturities also increased as a result of investing general account policyholder deposits and positive cash flows from insurance operations into these investments and from unrealized investment gains. Separate account assets increased by $52 million despite the reclassification of approximately $40 million of assets to the general account due to positive market performance of approximately $50 million and positive net sales.

During this six-month period, liabilities increased by $176 million from $2,926 million to $3,102 million. Policyholder account balances increased by $83 million due primarily to the reclassification of MVA contracts as described above and positive net sales. Corresponding with the asset change described above, separate account liabilities increased by $52 million. Future policy benefits increased by $17 million primarily due to the growth in the term life business and the establishment of guaranteed minimum death benefit reserves ("GMDB") of $2 million. Income taxes payable increased by $15 million as a result of tax expenses related to positive income and unrealized gains. A lower level of securities lending activity decreased liabilities by $10 million.

2. RESULTS OF OPERATIONS

JUNE 2004 TO JUNE 2003 THREE-MONTH COMPARISON

NET INCOME

Net income of $4.8 million for the second quarter of 2004 was $1.2 million lower than the same quarter of 2003. Further details regarding the components of revenues and expenses are described in the following paragraphs.

REVENUES
Revenues increased by $3.9 million from the prior year period. Policy charges and fee income, consisting primarily of mortality and expense, loading and other insurance charges assessed on general and separate account policyholder fund balances, increased by $1.6 million. The increase was a result of a $1.3 million increase for individual life products and a $0.3 million increase for annuity products. Mortality and sales based loading charges for life products increased as a result of growth in the in-force business. The gross in-force business (excluding term insurance) grew to $11.0 billion at June 30, 2004 from $9.6 billion at June 30, 2003 and $10.3 billion at December 31, 2003. Annuity fees are mainly asset based fees which are dependent on the fund balances that are affected by net sales as well as asset depreciation or appreciation on the underlying investment funds in which the customer has the option to invest. Annuity fund balances have increased as a result of favorable market performance and positive net sales.

Premiums increased by $2.4 million from higher term insurance sales and renewals of the Term life products of $4.2 million, net of reinsurance. Partially offsetting this was a reduction in extended term premiums of $1.7 million due to lower policy lapses as a result of favorable market conditions.

Realized investment gains and losses decreased by $2.1 million mainly as a result of increased losses on sales of fixed maturities in 2004 due to rising interest rates in the current quarter.

Net investment income increased by $1.7 million as a result of an increase in the fixed income portfolio balance from positive operating and financing cash flows and the reclassification of fixed maturities from the separate account to the general account. This was partially offset by the effect of lower reinvestment rates for fixed maturities and short-term investments.

BENEFITS AND EXPENSES

Policyholder benefits decreased by $0.4 million as mortality experience in the Company's life products was essentially unchanged from the prior year quarter.

Interest credited to policyholder account balances increased by $1.9 million due to growth in policyholder account balances primarily from the reclassification of the MVA annuity products from separate account to policyholder account balances and from positive net sales.

General, administrative and other expenses increased by $4.4 million from the prior year quarter. There was an increase in commission expense and general and administrative expenses, net of capitalization, of $2.2 million due to growth in the business and comparatively less favorable fund performance in the current quarter. In addition, DAC amortization increased by $2.2 million primarily as a result of a growing in-force in the individual life business.

JUNE 2004 TO JUNE 2003 SIX-MONTH COMPARISON

NET INCOME

Net income of $11.7 million for the first half of 2004 increased by $3.1 million from the same period of 2003. Net income before the cumulative change in accounting principle of $11.9 million was $3.3 million higher than the prior year. The effect of the cumulative change in accounting principle related to the adoption of SOP 03-1 was a charge to income of $0.2 million after tax in the first quarter of 2004. This charge is primarily the result of an increase in reserves for guaranteed minimum death benefits relating to our individual variable annuity contracts and the impact of converting certain individual MVA contracts from separate account accounting treatment to general account accounting treatment. Further details regarding the components of revenues and expenses are described in the following paragraphs.

REVENUES
Revenues increased by $13.4 million from the prior year. Policy charges and fee income, consisting primarily of mortality and expense, loading and other insurance charges assessed on general and separate account policyholder fund balances, increased by $4.3 million. The increase was a result of a $3.4 million increase for individual life products and a $0.9 million increase for annuity products. Mortality and sales based loading charges for life products increased as a result of growth in the in-force business. The in-force business (excluding term insurance) grew to $11.0 billion at June 30, 2004 from $9.6 billion at June 30, 2003 and $10.3 billion at December 31, 2003. Annuity fees are mainly asset based fees which are dependent on the fund balances that are affected by net sales as well as asset depreciation or appreciation on the underlying investment funds in which the customer has the option to invest. Annuity fund balances have increased as a result of favorable market performance and positive net sales.

Premiums increased by $4.7 million from higher term insurance sales and renewals of the Term life products of $7.5 million, net of reinsurance. Partially offsetting this was a reduction in extended term premiums of $2.9 million due to lower policy lapses as a result of comparatively favorable market conditions.

Realized investment gains and losses were relatively unchanged from the prior year as losses on sales of fixed maturities from rising interest rates were offset by a lower level of impairments in 2004.

Net investment income increased by $3.6 million as a result of an increase in the fixed income portfolio balance from positive operating and financing cash flows and the reclassification of fixed maturities from the separate account to the general account. This was partially offset by the effect of lower reinvestment rates for fixed maturities and short-term investments.

BENEFITS AND EXPENSES

Total benefits and expenses increased $9.9 million from the prior year. Policyholder benefits decreased by $1.7 million from the prior year. Mortality experience in the Company's term life business was favorable compared to the prior year.

Interest credited to policyholder account balances increased by $3.7 million due to growth in policyholder account balances primarily from the reclassification of the MVA annuity products from separate account to policyholder account balances and from positive net sales.

General, administrative and other expenses increased by $6.9 million from the prior year. There was an increase in commission and general and administrative expenses, net of capitalization, of $4.0 million due to growth in the business and comparatively less favorable fund performance in the current year. In addition, DAC amortization increased by $2.9 million primarily as a result of a growing in-force in the individual life business.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company's management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2004. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II                        OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to legal and regulatory actions in the ordinary course of its businesses, including class actions. Pending legal and regulatory actions include proceedings relating to aspects of the businesses and operations that are specific to the Company and that are typical of the businesses in which the Company operates. Class action and individual lawsuits involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payment and procedures, premium charges, policy servicing and breach of fiduciary duties to customers. The Company is also subject to litigation arising out of its general business activities, such as its investments and third party contracts. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

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

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                                  (Registrant)

                    By: /s/ John Chieffo
                        -----------------------------------------------------
                        John Chieffo
                        Vice President and Chief Financial Officer
                        (Authorized Signatory and Principal Financial Officer)




Date: August 13, 2004