Form 10-Q
period 2004-09-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2004-11-12
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

_	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-18053

PRUCO LIFE INSURANCE COMPANY
OF NEW JERSEY

(Exact name of Registrant as specified in its charter)

New Jersey	22-2426091

(State or other jurisdiction, incorporation or organization)	(IRS Employer Identification No.)

213 Washington Street, Newark, New Jersey 07102

(Address of principal executive offices) (Zip Code)

(973) 802-6000

(Registrant’s Telephone Number, including area code)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 11, 2004. Common stock, par value of $5 per share: 400,000 shares outstanding

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form with the reduced disclosure format.

Back to Contents

Forward-Looking Statements
Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends”, or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey (“the Company”). There can be no assurance that future developments affecting the Company will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation: general economic, market and political conditions, including the performance of financial markets and interest rate fluctuations; various domestic or international military or terrorist activities or conflicts; volatility in the securities markets; re-estimates of our reserves for future policy benefits and claims; changes in our assumptions related to deferred policy acquisition costs; our exposure to contingent liabilities; catastrophe losses; investment losses and defaults; changes in our claims-paying or credit ratings; competition in our product lines and for personnel; fluctuations in foreign currency exchange rates and foreign securities markets; the impact of changing regulation or accounting practices; adverse litigation results; and changes in tax law. The Company is under no obligation to update any particular forward-looking statement included in this Quarterly Report on Form 10-Q.

Back to Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Financial Position (Unaudited) As of September 30, 2004 and December 31, 2003 (in thousands)

	September 30, 2004	December 31, 2003

ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2004: $902,843; and 2003: $746,370)	$936,603	$782,685
Policy loans	152,961	154,659
Short-term investments	34,924	44,571
Other long-term investments	2,396	2,765

Total investments	1,126,884	984,680
Cash and cash equivalents	89,041	72,547
Deferred policy acquisition costs	167,753	176,529
Accrued investment income	16,016	13,635
Reinsurance recoverable	54,887	17,850
Receivables from affiliates	20,143	17,173
Other assets	13,698	9,954
Separate account assets	1,982,399	1,926,301

TOTAL ASSETS	$3,470,821	$3,218,669

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholders’ account balances	$779,342	$675,823
Future policy benefits and other policyholder liabilities	183,789	158,752
Cash collateral for loaned securities	50,902	78,855
Securities sold under agreements to repurchase	57,235	14,483
Income taxes payable	68,688	51,383
Other liabilities	39,077	20,317
Separate account liabilities	1,982,399	1,926,301

Total liabilities	3,161,432	2,925,914

Contingencies (See Footnote 2)

Stockholder’s Equity
Common stock, $5 par value; 400,000 shares, authorized; issued and outstanding at September 30, 2004 and December 31, 2003	2,000	2,000
Paid-in-capital	168,802	168,742
Deferred compensation	(190)	(108)
Retained earnings	127,061	108,943
Accumulated other comprehensive income	11,716	13,178

Total stockholder’s equity	309,389	292,755

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$3,470,821	$3,218,669

See Notes to Financial Statements(unaudited)

Back to Contents

Pruco Life Insurance Company of New Jersey

Statements of Operations and Comprehensive Income (Unaudited) Three and Months Ended September 30, 2004 and 2003 (in thousands)

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

REVENUES

Premiums	$5,074	$9,953	$28,936	$29,148
Policy charges and fee income	19,559	16,841	58,852	51,818
Net investment income	13,221	11,311	38,870	33,321
Realized investment gains (losses), net	791	(612)	(236)	(1,738)
Asset management fees	1,310	1,069	3,719	3,074
Other income	2,384	331	3,402	1,101

Total revenues	42,339	38,893	133,543	116,724

BENEFITS AND EXPENSES

Policyholders’ benefits	12,083	11,347	36,970	37,947
Interest credited to policyholders’ account balances	7,461	6,146	21,500	16,461
General, administrative and other expenses	15,831	15,804	51,657	44,763

Total benefits and expenses	35,375	33,297	110,127	99,171

Income from operations before income taxes and cumulative effect of change in accounting principle	6,964	5,596	23,416	17,553

Income tax expense	532	2,367	5,114	5,759

Net Income Before Cumulative Effect of Change in Accounting Principle	6,432	3,229	18,302	11,794

Cumulative effect of change in accounting principle, net of tax	—	—	(184)	—

NET INCOME	6,432	3,229	18,118	11,794

Change in net unrealized investment gains (losses), net of taxes	4,814	(1,192)	(2,009)	5,478
Cumulative effect of accounting change, net of tax	—	—	547	—

Other comprehensive income(loss), net of tax	4,814	(1,192)	(1,462)	5,478

TOTAL COMPREHENSIVE INCOME	$11,246	$2,037	$16,656	$17,272

See Notes to Financial Statements(unaudited)

Back to Contents

Pruco Life Insurance Company of New Jersey

Statements of Stockholder’s Equity Periods Ended September 30, 2004 and December 31, 2003 and 2002 (in thousands)

	Common stock	Paid – in – capital	Retained earnings	Deferred Compensation	Accumulated other comprehensive income (loss)	Total stockholder’s equity

Balance, January 1, 2002	2,000	128,689	72,959	—	3,724	207,372
Net income	—	—	15,368	—	—	15,368
Adjustments to policy credits issued to eligible policyholders	—	—	(1)	—	—	(1)
Change in net unrealized investment gains, net of taxes	—	—	—	—	5,971	5,971

Balance, December 31, 2002	2,000	128,689	88,326	—	9,695	228,710
Net income	—	—	20,617	—	—	20,617
Contribution from Parent	—	40,000	—	—	—	40,000
Stock-based compensation programs	—	53	—	(108)	—	(55)
Change in net unrealized investment gains, net of taxes	—	—	—	—	3,483	3,483

Balance, December 31, 2003	2,000	168,742	108,943	(108)	13,178	292,755
Net income	—	—	18,118	—	—	18,118
Stock-based compensation programs	—	60	—	(82)	—	(22)
Cumulative effect of change in accounting principle, net of taxes	—	—	—	—	547	547
Change in net unrealized investment gains, net of taxes	—	—	—	—	(2,009)	(2,009)

Balance, September 30, 2004	$2,000	$168,802	$127,061	$(190)	$11,716	$309,389

See Notes to Financial Statements(unaudited)

Back to Contents

Pruco Life Insurance Company of New Jersey

Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2004 and 2003 (in thousands)

	Nine months ended, September 30,

	2004	2003

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$18,118	$11,794
Adjustments to reconcile net income to net cash (used in) provided by
Operating activities:
Policy charges and fee income	(13,052)	(11,556)
Interest credited to policyholders’ account balances	20,252	16,461
Realized investment losses, net	236	1,738
Amortization and other non-cash items	(31,381)	(13,472)
Cumulative effect of accounting change	184	—
Change in:
Future policy benefits and other policyholders’ liabilities	23,382	16,810
Reinsurance recoverable	(37,036)	(5,956)
Accrued investment income	(1,755)	(2,831)
Policy loans	1,698	3,155
Receivable from affiliates	(2,970)	8.263
Deferred policy acquisition costs	9,164	(22,153)
Income taxes payable	17,408	12,479
Other, net	15,022	329

Cash Flows From Operating Activities	19,270	15,061

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity of:
Fixed maturities available for sale	275,980	203,148
Payments for the purchase of:
Fixed maturities available for sale	(359,412)	(391,272)
Cash collateral for loaned securities, net	(27,953)	14,608
Securities sold under agreements to repurchase, net	42,752	20,020
Other long-term investments	(418)	(495)
Short term investments, net	11,920	2,189

Cash Flows Used in Investing Activities	(57,131)	(151,802)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Policyholders’ account balances:
Deposits	178,089	152,834
Withdrawals	(123,712)	(41,212)
Contribution from Parent	—	40,000
Deferred compensation	(82)	(114)
Stock based compensation	60	38

Cash Flows From Financing Activities	54,355	151,546

Net increase in cash and cash equivalents	16,494	14,881
Cash and cash equivalents, beginning of year	72,547	61,482

CASH AND CASH EQUIVALENTS, END OF PERIOD	$89,041	$76,363

See Notes to Financial Statements(unaudited)

Back to Contents

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. These interim financial statements are unaudited but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the results of operations and financial condition of the Pruco Life Insurance Company of New Jersey (“the Company”), for the interim periods presented. The Company is a wholly owned subsidiary of the Pruco Life Insurance Company (“Pruco Life”), which in turn is a wholly owned subsidiary of The Prudential Insurance Company of America (“Prudential Insurance”). Prudential Insurance is a wholly owned subsidiary of Prudential Financial, Inc (“Prudential Financial”). All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. Certain amounts in the Company’s prior year financial statements have been reclassified to conform to the current year presentation.

The Company has extensive transactions and relationships with Prudential Insurance and other affiliates. It is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Prudential Insurance and its affiliates have received formal requests for information relating to their variable annuity business from regulators and governmental authorities. The regulators and authorities include, among others, the Securities and Exchange Commission, the NASD and the State of New York Attorney General’s Office. Prudential Insurance and its affiliates are cooperating with all such inquiries and are conducting their own internal review.

It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected as a result of payments in connection with the matters discussed above, depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that the ultimate payments in connection with these matters should not have a material adverse effect on the Company’s financial position.

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

The Company’s litigation is subject to many uncertainties, and given the complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters should not have a material adverse effect on the Company’s financial position.

Back to Contents

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements (Unaudited)

3.      ADOPTION OF STATEMENT OF POSITION 03-1

In July 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”. AcSEC issued the SOP to address the need for interpretive guidance to be developed in three areas: separate account presentation and valuation; the accounting recognition given sales inducements (bonus interest, bonus credits, persistency bonuses); and the classification and valuation of certain long-duration contract liabilities.

The Company adopted the SOP effective January 1, 2004. The effect of initially adopting SOP 03-1 was a net of tax charge of $0.2 million, reported as a cumulative effect of accounting change in the results of operations for the nine months ended September 30, 2004. This charge reflects primarily the net impact of converting certain individual market value adjusted annuity contracts from separate account accounting treatment to general account accounting treatment and the effect of establishing reserves for guaranteed minimum death benefit (“GMDB”) provisions of the Company’s annuity contracts. In addition, the Company recorded an increase in other comprehensive income of $0.5 million after tax related to recording the cumulative unrealized investment gains, net of shadow deferred acquisition costs (“DAC”), on fixed maturities reclassified from the separate account to the general account as of January 1, 2004.

In June 2004, the FASB issued FASB Staff Position (“FSP”) 97-1, “Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require an Accrual of an Unearned Revenue Liability.” FSP 97-1 clarifies the accounting for unearned revenue liabilities of certain universal-life contracts under SOP 03-1. The Company’s adoption of FSP 97-1 on July 1, 2004 did not change the accounting for unearned revenue liabilities and, therefore, had no impact on Company’s results of operations.

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

4.      RELATED PARTY TRANSACTIONS

Corporate Owned Life Insurance
Prudential Insurance owns Corporate Owned Life Insurance Policies issued by the Company. The cash surrender value of these policies included in separate accounts was $448.8million at September 30, 2004.

Reinsurance with Affiliates
On August 1, 2004, the Company entered into an agreement to reinsure its term life insurance policies known as Term Elite and Term Essential (“Term”) with an affiliated company, Prudential Arizona Reinsurance Captive Company (“PARCC”). The Company will reinsure with PARCC (“the reinsurer”) 90 percent of the risks under such policies through an automatic and facultative coinsurance agreement (“Agreement”). The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. This coinsurance agreement replaces the yearly renewable term agreements with external reinsurers that were previously in effect on this block of business. There was no net cost associated with the initial transaction, which was accounted for in accordance with FAS 113, “Accounting and Reporting for Reinsurance of Short and Long Duration Contracts”. Reinsurance recoverables related to this transaction were $44.6 million at September 30, 2004.

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and therefore is filing this form with the reduced disclosure format.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Pruco Life Insurance Company of New Jersey as of September 30, 2004, compared with December 31, 2003, and its results of operations for the three and nine month periods ended September 30, 2004 and September 30, 2003. You should read the following analysis of our financial condition and results of operations in conjunction with the Company’s MD&A and audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and Financial Statements (unaudited) included elsewhere in this Quarterly Report on Form 10-Q.

The Company sells interest-sensitive individual life insurance and variable life insurance, term life insurance, and individual variable annuities, primarily through Prudential Insurance’s sales force in New Jersey and New York. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers, which have historically segregated the markets of the financial services industry, have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels.

Generally, policyholders who purchase the Company’s products have the option of investing in the separate accounts, segregated funds for which investment risks are borne by the customer, or the Company’s portfolio, referred to as the “general account”. The Company earns its profits through policy fees charged to separate account annuity and life policyholders and through the interest spread for general account annuity and life products. Policy charges and fee income consist mainly of three types: sales charges or loading fees on new sales, mortality and expense charges (“M&E”) assessed on fund balances, and mortality and related charges based on total life insurance in-force business. Policyholder fund values are affected by net sales (sales less withdrawals), changes in interest rates and investment returns. The interest spread represents the difference between the investment income earned by the Company on its investment portfolio and the amount of interest credited to the policyholders’ accounts. Products that generate interest-spread primarily include general account life insurance products, fixed annuities and the fixed-rate option of variable annuities.

In addition to policy charges and fee income, the Company earns revenues from insurance premiums from term life insurance and asset management fees on the separate account fund balances. The Company’s operating expenses principally consist of insurance benefits provided, general business expenses, commissions and other costs of selling and servicing the various products we sell and interest credited on general account liabilities.

The Company’s Changes in Financial Position and Results of Operations are described below.

1.	Analysis of Financial Condition

From December 31, 2003 to September 30, 2004 total assets increased of $252 million, $3,219 million to $3,471 million. Fixed maturities increased by $154 million partially as a result of the implementation of Statement of Position 03-1 (“SOP 03-1”). SOP 03-1 requires among other things, that certain individual market value adjusted annuity (“MVA”) contracts be accounted for under general account accounting treatment. As a result of the adoption, approximately $40 million of fixed maturities formerly classified as separate account assets were reclassified as general account fixed maturities. Fixed maturities also increased as a result of investing general account policyholder deposits and positive cash flows from insurance operations into these investments. Separate account assets increased by $56 million despite the reclassification of approximately $40 million of assets to the general account due to positive market performance of approximately $64 million and positive net sales. Reinsurance recoverable increased $37 million as a result of larger ceded reserves held under the new coinsurance agreement mentioned above.

During this nine-month period, liabilities increased by $235 million, from $2,926 million to $3,161 million. Policyholder account balances increased by $104 million, due primarily to the reclassification of MVA contracts as described above and positive net sales. Corresponding with the asset change described above, separate account liabilities increased by $56 million. Future policy benefits increased by $25 million, primarily due to the growth in the term life business and the establishment of guaranteed minimum death benefit reserves (“GMDB”) of $2 million. Income taxes payable increased by $17 million as a result of tax expenses related to positive income and unrealized gains. A lower level of securities lending activity decreased other liabilities by $13 million.

Back to Contents

2. Results of Operations

September 2004 to September 2003 Three-Month Comparison

Net Income
Net income of $6.4 million for the third quarter of 2004 was $3.2 million higher than for the prior year quarter. Increases in total revenues were nearly offset by increased benefits and expenses. Contributing to the increase in net income is a more favorable effective tax rate from the impact of increased dividends received deductions. Further details regarding the components of revenues and expenses are described in the following paragraphs.

Revenues
Total revenues increased by $3.4 million from the prior year period. Policy charges and fee income, consisting primarily of mortality and expense, loading and other insurance charges assessed on general and separate account policyholder fund balances, increased by $2.7 million. The increase was a result of a $2.3 million increase for individual life products and a $0.4 million increase for annuity products. Mortality and sales based loading charges for life products increased as a result of growth in the in-force business. The gross variable in-force business grew to $11.2 billion at September 30, 2004 from $9.9 billion at September 30, 2003 and $10.3 billion at December 31, 2003. Annuity fees are mainly asset based fees which are dependent on the fund balances that are affected by net sales as well as asset depreciation or appreciation on the underlying investment funds in which the customer has the option to invest. Annuity fund balances have increased during the quarter as a result of positive net sales.

Premiums decreased by $4.9 million from the prior year. Increases in net sales and renewals of the Term life products were more than offset by a higher level of reinsurance premiums resulting from the new coinsurance agreement with PARCC.

Realized investment gains increased by $1.4 million, mainly as a result of increased gains on sales of fixed maturities in 2004.

Net investment income increased by $1.9 million as a result of an increase in the fixed income portfolio balance due to positive operating and financing cash flows and the reclassification of fixed maturities from the separate account to the general account.

Other income increased by $2.1 million due to expense recovery allowances received from the PARCC term coinsurance agreement mentioned above.

Benefits and Expenses
Policyholder benefits increased by $0.7 million compared to the prior year quarter, mainly due to higher reserves from increased term life sales and a growing in-force partly offset by better mortality experience in the Company’s variable life products.

Interest credited to policyholder account balances increased by $1.3 million due to growth in policyholder account balances, primarily from the reclassification of the MVA annuity products from separate account to policyholder account balances and from positive net sales.

General, administrative and other expenses were essentially unchanged from the prior year quarter. Commission expense and general and administrative expenses, net of capitalization, increased $0.5 million due to growth in the business. DAC amortization decreased by $0.5 million, mainly due to ceded amortization resulting from the coinsurance agreement with PARCC, described above, partly offset by a growing in-force in the individual life business.

September 2004 to September 2003 Nine Month Comparison

Net Income
Net income of $18.1 million for the nine months of 2004 increased by $6.3 million from the prior year period of 2003. Net income before the cumulative change in accounting principle of $18.2 million was $6.4 million higher than the prior year. The effect of the cumulative change in accounting principle related to the adoption of SOP 03-1 was a charge to income of $0.2 million after tax in 2004. This charge was primarily the result of an increase in reserves for GMBD relating to our individual variable annuity contracts and the impact of converting certain individual MVA contracts from separate account accounting treatment to general account accounting treatment. Also contributing to net income is the non-recurring favorable adjustment to our state income tax liability, and a more favorable effective tax rate from the impact of increased dividends received deductions, mentioned above. Further details regarding the components of revenues and expenses are described in the following paragraphs.

Revenues
Revenues increased by $16.8 million from the prior year period. Policy charges and fee income, consisting primarily of mortality and expense, loading and other insurance charges assessed on general and separate account policyholder fund balances, increased by $7.0 million. The increase was a result of a $5.7 million increase for individual life products and a $1.3 million increase for annuity products. Mortality and sales-based loading charges for life products increased as a result of growth in the in-force business. The variable in-force business grew to $11.2 billion at September 30, 2004 from $9.9 billion at September, 2003 and $10.3 billion at December 31, 2003. Annuity fees are mainly asset based fees which are dependent on the fund balances that are affected by net sales as well as asset depreciation or appreciation on the underlying investment funds in which the customer has the option to invest. Annuity fund balances have increased as a result of favorable market performance and positive net sales.

Back to Contents

Premiums were relatively unchanged from the prior period. Net term premiums increased by $2.3 million from last year. Increases in term premiums from higher sales and a growing in-force were mostly offset by increased reinsurance premiums resulting from the coinsurance agreement mentioned above. Partially offsetting this was a reduction in extended term premiums of $2.7 million due to lower policy lapses as a result of comparatively favorable market conditions.

Realized investment gains and losses improved by $1.5 million, from the prior year primarily due to lower losses from impairments in 2004 as a result of improvement in the credit environment.

Net investment income increased by $5.5 million as a result increased yields and an increase in the Annuities fixed income portfolio balance from positive operating and financing cash flows and the reclassification of fixed maturities from the separate account to the general account.

Benefits and Expenses
Total benefits and expenses increased $11.0 million from the prior year period. Policyholder benefits were slightly lower than last year due to higher ceded reserves resulting from the PARCC reinsurance Agreement described above.

Interest credited to policyholder account balances increased by $5.0 million due to growth in policyholder account balances, primarily from the reclassification of MVA annuity products from separate account to policyholder account balances and from positive net sales.

General, administrative and other expenses increased by $6.9 million from the prior year period. Commission and general and administrative expenses, net of capitalization, increased $4.4 million due to growth in the business. DAC amortization increased by $2.5 million as a result of higher gross profits from an increase in spread revenue in the individual annuity business and a growing in-force and comparatively less favorable fund performance in the current period in the individual life business.

Item 4.    Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2004. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s litigation is subject to many uncertainties, and given the complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters should not have a material adverse effect on the Company’s financial position.

Back to Contents

Item 6. Exhibits

3(i)	Articles of Incorporation of the registrant of the registrant incorporated by reference to Exhibit (a)(3B) to the Registration Statement on Form S-6 of Pruco Life Insurance Company of New Jersey Real Property Account (File No. 33-20018).*

3(ii)	By-Laws of the registrant incorporated by reference to Exhibit A(6)© to the Registration Statement on Form S-6 of Pruco Life of New Jersey Variable Appreciable Account (File No. 333-85117).*.

4(a)	Market-Value Adjustment Annuity Contract incorporated by reference to Exhibit 10 to the registrant’s Registration Statement on Form S-1 (Discovery Select Variable Annuity) (File No. 333-18053).*

4(b)	Market-Value Adjustment Annuity Contract incorporated by reference to Exhibit 4 to the registrant’s Registration Statement on Form S-3 (Strategic Partners Select Variable Annuity) (File No. 333-62246).*

4(c)	Market-Value Adjustment Annuity Contract Endorsement incorporated by reference to Exhibit 4 to the registrant’s Registration Statement on Form S-3 (Strategic Partners Horizon Annuity) (File No. 333-100713).*

4(d)	Market-Value Adjustment Annuity Contract Endorsement incorporated by reference to Exhibit 4© to the registrant’s Registration Statement on Form S-3 (Strategic Partners Annuity One Variable Annuity)(File No. 333-103474).*

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

* Filed previously.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

By:	/s/ John Chieffo

John Chieffo
Vice President and Chief Accounting Officer
(Authorized Signatory and Principal Financial Officer)

Date: November 11, 2004