Form 10-Q/A
period 2004-09-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2005-01-03
CIK 1038509

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

                         Commission file number 33-18053

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
             (Exact name of Registrant as specified in its charter)

                 NEW JERSEY                                22-2426091
     ----------------------------------              -----------------------
        (State or other jurisdiction,                    (IRS Employer
       incorporation or organization)                  Identification No.)

                 213 WASHINGTON STREET, NEWARK, NEW JERSEY 07102
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (973) 802-6000
             ------------------------------------------------------
              (Registrant's Telephone Number, including area code)

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

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 11, 2004. Common stock, par value of $5 per share: 400,000 shares outstanding

                PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY MEETS
                 THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
                      (H) (1) (A) AND (B) ON FORM 10-Q AND
        IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

EXPLANATORY NOTE

Pruco Life Insurance Company of New Jersey (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 to amend the disclosures under Controls and Procedures in
Part I, Item 4 to provide additional information with respect to the status of the Company's disclosure controls and procedures and internal control over financial reporting.

The Company's original Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 has not been updated except as identified above. Except as identified above, no other items included in the original Form 10-Q have been amended, and such items remain in effect as of the filing date of the original Form 10-Q. This Amendment No. 1 does not purport to provide an update or a discussion of any other developments at the Company subsequent to the filing date of the original Form 10-Q.

PART I - FINANCIAL INFORMATION

ITEM 4.  CONTROLS AND PROCEDURES

To ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company's management, including our Chief Executive Officer and Chief Accounting Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2004. Based on such evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that, as of September, 2004, our disclosure controls and procedures were effective at the reasonable assurance level. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. These conclusions are not affected by the matters discussed in the following two paragraphs.

In determining the Company's state income tax expense for the three months ended June 30, 2004, an error was made relating to the treatment of state net operating loss carryforwards. This error resulted in an understatement of tax expense, and corresponding overstatement of net income, of $0.6 million for the nine months ended September 30, 2004. Had this error not occurred, reported net income of $18.1 million for the nine months ended September 30, 2004 would have been $17.5 million. Correction of this error will be reflected in the Company's results of operations for the year ending December 31, 2004. Management of the Company does not believe the effect of the error on any prior period to be material. The error was identified by the Company in the course of a review and inventory by the Company of its deferred tax balances undertaken during the fourth quarter of 2004.

The Company is implementing enhancements to its internal control over financial reporting to provide reasonable assurance that errors of this type will not recur. These steps include the completion of the Company's comprehensive review and inventory of deferred tax assets and liabilities. In addition, the Company is implementing definitive standards for detailed documentation supporting deferred tax balances. This includes the implementation of an automated application to further enhance control with respect to the collection of detailed deferred tax information. The Company expects to complete these enhancements in conjunction with the preparation and reporting of its results of operations for the year ending December 31, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

                                 By: /s/ John Chieffo
                                     -------------------------------------------
                                     John Chieffo
                                     Chief Accounting Officer
                                     (Authorized Signatory and Principal
                                     Financial Officer)

Date: January 3, 2005