Form 10-K
period 2004-12-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2005-03-31
CIK 1038509

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-K

(MARK ONE)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM          TO

                         COMMISSION FILE NUMBER 33-18053

                               ------------------

                   Pruco Life Insurance Company of New Jersey
             (Exact Name of Registrant as Specified in its Charter)

           New Jersey                                         22-2426091
  (State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                       Identification Number)

                              213 Washington Street
                            Newark, New Jersey 07102
                                 (973) 802-6000
   (Address and Telephone Number of Registrant's Principal Executive Offices)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No|X|

      State  the   aggregate   market   value  of  the  voting   stock  held  by
      non-affiliates of the registrant: N/A

      As of February 28, 2005, 400,000 shares of the registrant's common stock were outstanding.

       Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (I) (1) (a) and (b) on Form 10-K and is therefore filing this Form with reduced disclosure.

================================================================================

                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             Number
                                                                                                             ------
PART I    Item 1.  Business................................................................................    2
          Item 2.  Properties..............................................................................    5
          Item 3.  Legal Proceedings.......................................................................    5
PART II   Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
                   of Equity Securities....................................................................    5
          Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...    5
          Item 7A. Quantitative and Qualitative Disclosures About Market Risk..............................    11
          Item 8.  Financial Statements and Supplementary Data.............................................    14
          Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure....    14
          Item 9A. Controls and Procedures.................................................................    14
          Item 9B. Other Information.......................................................................    15
          Item 10. Directors and Executive Officers of the Registrant......................................    15
PART III  Item 14. Principal Accounting Fees and Services .................................................    16
PART IV   Item 15. Exhibits and Financial Statement Schedules..............................................    16
SIGNATURES.................................................................................................    18

Forward-Looking Statements

Some of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management's Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "includes," "plans," "assumes," "estimates," "projects," "intends," "should," "will," "shall" or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance of financial markets and interest rate fluctuations; (2) domestic or international military or terrorist activities or conflicts; (3) volatility in the securities markets; (4) regulatory or legislative changes, including changes in tax law; (5) changes in statutory or U.S. GAAP accounting principles, practices or policies; (6) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (7) re-estimates of our reserves for future policy benefits and claims; (8) changes in our assumptions related to deferred policy acquisition costs; (9) events resulting in catastrophic loss of life;
(10) investment losses and defaults;  (11) changes in our claims-paying ratings;
(12) competition in our product lines and for personnel; (13) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; and (14) the effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document.

PART 1

Item 1. Business

Overview

Pruco Life Insurance Company of New Jersey or, "the Company" is a life insurance company organized in 1982 under the laws of the state of New Jersey. The Company is licensed to sell interest-sensitive individual life insurance and variable life insurance, term life insurance, and individual variable and fixed annuities or, "the Contracts," only in New Jersey and New York.

The Company is a wholly owned subsidiary of Pruco Life Insurance Company or, "Pruco Life," a life insurance company organized in 1971 under the laws of the state of Arizona. Pruco Life, in turn, is a wholly owned subsidiary of The Prudential Insurance Company of America, "Prudential Insurance," an insurance company founded in 1875 under the laws of the state of New Jersey. On December 18, 2001, "the date of demutualization," Prudential Insurance converted from a mutual life insurance company to a stock life insurance company and became an indirect wholly owned subsidiary of Prudential Financial, Inc., "Prudential Financial," The demutualization was completed in accordance with Prudential Insurance's Plan of Reorganization, which was approved by the Commissioner of the New Jersey Department of Banking and Insurance in October 2001.

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products, and individual annuities. The following paragraphs describe the Company's products, marketing and distribution, and underwriting and pricing.

Products

Variable Life Insurance

The Company offers a number of individual variable life insurance products that provide a return linked to an underlying investment portfolio designated by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. Each product provides for the deduction of charges and expenses from the customer's investment account. We also offer variable life products targeted to the estate planning and corporate-owned life insurance markets.

Term Life Insurance

The Company offers a variety of term life insurance products. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage.

Universal Life Insurance

The Company offers universal life insurance products that feature a market rate fixed interest investment account and flexible premiums. In June 2003, we updated our universal life insurance products and began to offer survivorship universal life, which covers two individuals on a single policy and provides for payment of a death benefit upon the death of the other insured individual.

Variable and Fixed Annuities

The Company offers variable annuities that provide our customers with the opportunity to invest in proprietary and non-proprietary mutual funds and fixed-rate options. The investments made by customers in the proprietary and non-proprietary mutual funds represent separate accounts for which the contractholder bears the investment risk. The investments made in the fixed rate options are credited with interest at rates we determine, subject to certain minimums. Additionally, our variable annuities products offer certain minimum death benefit and living benefit guarantee options. We also offer fixed annuity products that provide a guarantee of principal and a guaranteed interest rate for a specified period of time.

Marketing and Distribution

Prudential Insurance Agents

Agents of Prudential Insurance distribute variable, term, and universal life insurance, variable and fixed annuities, as well as selected insurance products manufactured by others.

Prudential Insurance Agents sell life insurance products primarily to customers in the U.S. mass and mass affluent markets, as well as small business owners. The majority of Prudential Insurance Agents are multi-line agents. Other than certain training allowances or salary paid at the beginning of their employment, we pay Prudential Insurance Agents on a commission basis for the products they sell. In addition to commissions, Prudential Insurance Agents receive the employee benefits that we provide to other Prudential Insurance employees generally, including medical and disability insurance, an employee savings program and qualified retirement plans.

Third Party Distribution

Our individual life and annuity products are offered through a variety of third party channels, including independent brokers, general agencies, producer groups, banks and broker-dealers. We focus on serving the intermediaries who provide insurance solutions in support of estate and wealth transfer planning for affluent and mass affluent individuals. The life insurance products offered are generally the same as those available through Prudential Agents. Our third party efforts are supported by a network of internal and external wholesalers.

Underwriting and Pricing

Life Insurance

Our life insurance underwriters follow detailed and uniform policies and procedures to assess and quantify the risk of our individual life insurance products. We require the applicant to take a variety of underwriting tests, such as medical examinations, electrocardiograms, blood tests, urine tests, chest x-rays and consumer investigative reports, depending on the age of the applicant and the amount of insurance requested. Our universal life insurance contracts and the fixed component of our variable life insurance contracts feature crediting rates, which are periodically reset. In resetting these rates, we consider the returns on our portfolios supporting the interest-sensitive life insurance business, current interest rates, the competitive environment and our profit objectives.

Annuities

We earn asset management fees based upon the average assets of the mutual funds in our variable annuity products and mortality and expense fees and other fees for various insurance-related options and features based on average daily net assets value of the annuity separate accounts or the amount of guaranteed value. We price our fixed annuities as well as the fixed-rate options of our variable annuities based on assumptions as to investment returns, expenses and persistency. Competition also influences our pricing. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities. To encourage persistency, most of our variable and fixed annuities have withdrawal restrictions and declining surrender or withdrawal charges for a specified number of years.

Reserves

We establish reserve and policyholder fund liabilities to recognize our future benefit obligations for our in force life and annuity policies, including the minimum death benefit and living benefit guarantee features of some of these policies. For variable and interest-sensitive life insurance and annuity contracts, we establish policyholder account balances that represent cumulative gross premium payments plus credited interest and/or fund performance, less withdrawals, expenses and mortality charges.

Effective January 1, 2004, we adopted SOP 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts," which requires us to record a liability for minimum guaranteed death benefits as well as other changes. This is discussed in Item 7, Management's Discussion and Analysis and in Note 2 on new accounting pronouncements.

Reinsurance

Since 2000, we have reinsured the majority of the mortality risk we assume under our new individual life insurance products with both affiliated and unaffiliated companies. As of the end of 2004, , all reinsurance arrangements were with affiliated companies and the maximum amount of individual life insurance we may retain on any life is $100,000. See Note 13 to the financial statements for more information related to these reinsurance arrangements.

Regulatory Environment

In order to continue to market life insurance and annuity products, the Company must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. Statutory accounting practices differ from generally accepted accounting principles or, "GAAP." First, under statutory accounting practices, the acquisition costs of new business are charged to expense, while under GAAP they are initially deferred and amortized over a period of time. Second, under statutory accounting practices, the required additions to statutory reserves for new business in some cases may initially exceed the statutory revenues attributable to such business. These practices result in a reduction of statutory income and surplus at the time of recording new business.

Insurance companies are subject to Risk-Based Capital or, "RBC," guidelines, monitored by insurance regulatory authorities, that measure the ratio of the Company's statutory surplus with certain adjustments, "Adjusted Capital", to its required capital, based on the risk characteristics of its insurance liabilities and investments. Required capital is determined by statutory formulae that consider risks related to the type and quality of invested assets, insurance-related risks associated with the Company's products, interest rate risks, and general business risks. The RBC calculations are intended to assist regulators in measuring the adequacy of the Company's statutory capitalization. The Company considers RBC implications in its asset/liability management strategies. The Company believes that its statutory capital is adequate for its currently anticipated levels of risk as measured by regulatory guidelines.

The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System or, "IRIS," to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined "usual ranges." Generally, regulators will begin to investigate or monitor an insurance company if ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. The Company is not currently subject to regulatory scrutiny based on these ratios.

The Company is subject to the laws of the Insurance Department. A detailed financial statement in the prescribed form or, the "Annual Statement," is filed with the Insurance Department each year covering the Company's operations for the preceding year and its financial position as of the end of that year. Regulation by the Insurance Department includes periodic examination to verify the accuracy of contract liabilities and reserves. The Company's books and accounts are subject to review by the Insurance Department at all times. A full examination of the Company's operations is conducted periodically by the Insurance Department and under the auspices of the NAIC.

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

Our variable life insurance products, as well as our variable annuity products, generally are "securities" within the meaning of federal securities laws, registered under the federal securities laws and subject to regulation by the SEC and the NASD. Federal and some state securities regulation affect investment advice, sales and related activities with respect to these products. In addition, although the federal government does not comprehensively regulate the business of insurance, federal legislation and administrative policies in several areas, including taxation, financial services regulation and pension and welfare benefits regulation, can significantly affect the insurance industry. Congress also periodically considers and is considering laws affecting privacy of information and genetic testing that could significantly and adversely affect the insurance industry.

Item 2. Properties

Office space is provided by Prudential Insurance, as is described in the Notes to the Financial Statements.

Item 3. Legal Proceedings

The Company is subject to legal and regulatory actions in the ordinary course of its businesses, which may include class action lawsuits. Pending legal and regulatory actions include proceedings relating to aspects of the businesses and operations that are specific to the Company and that are typical of the businesses in which the Company operates. Class action and individual lawsuits may involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payment and procedures, premium charges, policy servicing and breach of fiduciary duties to customers. We also may be subject to litigation arising out of our general business activities, such as our investments and third party contracts. In certain of these matters, the plaintiffs may seek large and/or indeterminate amounts, including punitive or exemplary damages.

The  Company  has  received  formal  requests  for  information  relating to its variable annuity business from regulators, including, among others, the Securities and Exchange Commission and the State of New York Attorney General's office. As part of a broad initiative by the NAIC, the Company has received a request for information from the New Jersey Department of Banking and Insurance related to producer compensation and fee arrangements. It is possible that other regulators will issue similar requests

The Company's litigation is subject to many uncertainties, and given the complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters should not have a material adverse effect on the Company's financial position.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company is a wholly owned subsidiary of Pruco Life Insurance Company. There is no public market for the Company's common stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the consolidated financial condition of Pruco Life Insurance Company of New Jersey as of December 31, 2004, compared with December 31, 2003, and its consolidated results of operations for the years ended December 31, 2004 and 2003.

Overview

The Company sells individual interest-sensitive life insurance, variable life insurance, term insurance, and individual variable annuities in New Jersey and New York through Prudential Insurance's sales force. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressures as the legal barriers which have historically segregated the markets of the financial services industry have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels.

Generally, policyholders who purchase the Company's products have the option of investing in the separate accounts, segregated funds for which investment risks are borne by the customer, or the Company's portfolio, referred to as the General Account. The Company earns its profits through policy fees charged to separate account annuity and life policyholders and through the interest spread for the General Account annuity and life products. Policy charges and fee income consist mainly of three types, sales charges or loading fees on new sales, mortality and expense charges or, "M&E," assessed on fund balances, and mortality and related charges based on total life insurance in force business. Policyholder fund values are affected by net sales (sales less withdrawals), changes in interest rates and investment returns. The interest spread represents the difference between the investment income earned by the Company on its investment portfolio and the amount of interest credited to policyholders' accounts. Products that generate spread income primarily include the general account life insurance products, fixed annuities and the fixed rate option of variable annuities.

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

The Company's profitability depends principally on its ability and Prudential Insurance's ability to price and manage risk on insurance products, to attract and retain customer assets, and to manage expenses. Specific drivers of our profitability include:

      o our ability to manufacture and distribute products and services and to introduce new products gaining market acceptance on a timely basis;

      o our ability to price our insurance products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring customers and administering those products;

      o our mortality and morbidity experience on individual life insurance and annuity products;

      o our persistency experience, which affects our ability to recover the cost of acquiring new business over the lives of the contracts;

      o our cost of administering insurance contracts and providing asset management products and services;

      o our returns on invested assets, net of the amounts we credit to policyholders' accounts;

      o our ability to earn commissions and fees from the distribution and servicing of annuities, retirement products, and other investment products at a level that enables us to earn a margin over the expense of providing such services;

      o the amount of our account values and changes in their fair value, which affect the amount of asset management fees we receive;

      o     our  ability  to  generate  favorable   investment  results  through
            asset/liability   management   and  strategic  and  tactical   asset
            allocation; and

      o     our ability to maintain our claims paying ratings.

Application of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, results of operations and financial position as reported in the Financial Statements could change significantly.

The following sections discuss the accounting policies applied in preparing our financial statements that management believes are most dependent on the application of estimates and assumptions.

Valuation of Investments

As prescribed by GAAP, we present our fixed maturity investments classified as available for sale at fair value in the statements of financial position. The fair values for our public fixed maturity securities are based on quoted market prices or estimates from independent pricing services. However, for our investments in private securities such as private placement fixed maturity securities, which comprised 12% of our investments as of December 31, 2004, this information is not available. For these private fixed maturities, fair value is determined typically by using a discounted cash flow model, which considers current market credit spreads for publicly traded issues with similar terms by companies of comparable credit quality, and an additional spread component for the reduced liquidity associated with private placements. This additional spread component is determined based on surveys of various third party financial institutions.

For our fixed maturity investments classified as available for sale, the impact of changes in fair value is recorded as an unrealized gain or loss in "Accumulated other comprehensive income (loss), net," a separate component of equity. In addition, investments classified as available for sale are subject to our impairment review to identify when a decline in value is other than temporary. Factors we consider in determining whether a decline in value is other than temporary include: the extend (generally if greater than 20%) and the duration (generally greater than six months) of the decline; the reasons for the decline in value (credit event or interest rate related); our ability and intent to hold the investment for a period of time that will allow for a recovery of value; and the financial condition and near-term prospects of the issuer. When it is determined that a decline in value is other than temporary, the carrying value of the security is reduced to its fair value, with a corresponding charge to earnings. This corresponding charge is referred to as an impairment and is reflected in "Realized investment gains (losses), net" in the statements of operations. The level of impairment losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve.

Future Policy Benefit Reserves

We establish reserves for future policy benefit payments to or on behalf of policyholders in the same period in which the policy is issued. These reserves relate primarily to term life and certain annuity products.

The future policy benefit reserves at December 31, 2004 represented 6% of our total liabilities and relate primarily to term life products and are determined in accordance with GAAP as the present value of expected future benefits to or on behalf of policyholders plus the present value of future expenses less the present value of future net premiums. The expected future benefit payments are based on mortality, lapse, maintenance expense, interest rate assumptions, and also consider the risk of adverse deviation in our actual results from the results assumed in establishing our reserves. Our mortality assumptions are generally based on the Company's historical experience or standard industry tables, as applicable. Our interest rate assumptions are based on factors such as market conditions and expected investment returns. Collectively, these assumptions are "locked-in" upon the issuance of new policies and continue to be used in subsequent periods to establish the reserves. We review our assumptions to determine whether the reserves together with the expected future premiums are sufficient to provide for the expected future benefit payments and expenses. In particular, we review our mortality assumptions annually and conduct full actuarial studies every three years. Generally, we do not expect our mortality trends to change significantly in the short-term and to the extent these trends may change we expect such changes to be gradual over the long-term. If, based on our review, there have been significant adverse changes in actual experience compared to the experience we assumed at the time the policy was issued we may be required to provide for expected future losses by establishing premium deficiency reserves. The assumptions used to establish premium deficiency reserves represent our current best estimate of experience with no provision for adverse deviation. Once established, premium deficiency reserves are no reduced for subsequent improvement in experience but may be increased for subsequent adverse deviations in experience. As of December 31, 2004, we do not have material premium deficiency reserves related to these products.

Deferred Policy Acquisition Costs

We capitalize costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts. These costs include primarily commissions, costs of policy issuance and underwriting, and variable field office expenses. We amortize these deferred policy acquisition costs, or DAC, over the expected lives of the contracts, based on the level and timing of either gross margins, gross profits, or gross premiums, depending on the type of contract. As of December 31, 2004, DAC in our life business was $147 million and DAC in our annuity business was $36 million.

DAC associated with the term life policies of our domestic individual life insurance business is amortized in proportion to gross premiums. We evaluate the recoverability of our DAC related to these policies as part of our premium deficiency testing. If a premium deficiency exists, we reduce DAC by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the DAC balance, we then increase the reserve for future policy benefits by the excess by means of a charge to current period earnings. Generally, we do not expect significant short-term deterioration in experience, and therefore do not expect significant writedowns of the related DAC.

DAC associated with the variable and universal life policies of our domestic individual life insurance and international insurance businesses and the variable and fixed annuity contracts of our individual annuities business is amortized over the expected life of these policies in proportion to gross profits. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts. We regularly evaluate and adjust the related DAC balance with a corresponding charge or credit to current period earnings for the effects of our actual gross profits and changes in our assumptions regarding estimated future gross profits. Our evaluation of DAC related to variable annuity contracts considers expected gross profits that would be generated within a pre-established reasonably possible range, or corridor, of future rate of return scenarios. Adjustments to DAC are made only when our long-term view of investment returns considered in our estimates of future gross profits results in a DAC balance outside of the corridor. However, notwithstanding our corridor approach, we may determine that a revision of our expected gross profits and a related adjustment to our DAC is necessary if changes in additional factors, such as policyholder activity, suggest that our current view of expected gross profits may no longer represent our best estimate. For variable annuity contracts, DAC is more sensitive to the effects of changes in our estimates of gross profits due primarily to the significant portion of gross profits that is dependent upon the total rate of return on assets held in separate account investment options, and the shorter average life of the contracts. This rate of return influences the fees we earn, costs we incur associated with minimum death benefit and other contractual guarantees specific to our variable annuity contracts, as well as other sources of profit. This is also true, to a lesser degree, for our variable life policies; however, the variable life policies derive a significant portion of their gross profits from margins in the cost of insurance charge.

In evaluating the DAC for our domestic variable life insurance and annuity products, future rate of return assumptions are evaluated using a reversion to mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and project returns for the future period so that the assets grow at the expected rate of return for the entire period. If the projected future rate of return is greater than our maximum future rate of return, we use our maximum reasonable future rate of return. For variable annuities products, our expected rate of return is 8% per annum, which reflects an expected rate of return of 8.9% per annum for equity type assets. The future equity rate of return used varies by product, but was under 8.9% per annum for all of our variable annuity products for our evaluation of deferred policy acquisition costs as of December 31, 2004.

To demonstrate the sensitivity of our variable annuity DAC balance relative to our future rate of return, increasing or decreasing our future rate of return by 100 basis points would have required us to consider adjustments, subject to our application of the corridor approach, to that DAC balance as follows. The information provided in the table below considers only the effect of changes in our future rate of return and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of DAC.


                                                            Increase/(Reduction)
                                                                  in DAC
                                                            --------------------
                                                               (in thousands)
Increase in projected rate of return by 100 basis points         $      640
Decrease in projected rate of return by 100 basis points
                                                                 $     (626)

See "-Results of Operations" for a discussion of the impact of DAC amortization on our results of the life and annuities products.

Taxes on Income

Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements is different than the actual rate applied on the tax return. Some of these differences are permanent such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as valuation of insurance reserves. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years for which we have already recorded the tax benefit in our income statement. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred, or expenditures for which we have already taken a deduction in our tax return but have not yet recognized in our financial statements. The application of GAAP requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance if necessary to reduce our deferred tax asset to an amount that is more likely than not to be realized. Realization of certain deferred tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carry-forward periods. Although realization is not assured, management believes it is more likely than not the deferred tax assets, net of valuation allowances, will be realized.

Our accounting represents management's best estimate of future events that can be appropriately reflected in the accounting estimates. Certain changes or future events, such as changes in tax legislation, geographic mix of earnings and completion of tax audits could have an impact on our estimates and effective tax rate.

To the extent our effective tax rate increases or decreases by 1 percent of income from operations before income taxes and cumulative effect of accounting change, consolidated income from operations before cumulative effect of accounting change would have increased or declined by $0.4 million in 2004.

The amount of income taxes paid by the Company is subject to ongoing audits in various jurisdictions. We reserve for our best estimate of potential payments/settlements to be made to the Internal Revenue Service and other taxing jurisdictions for audits on-going or not yet commenced. We anticipate that the Internal Revenue Service will complete its examination of 1997 through 2001 during the first half of 2005. Although the results of these audits are not final, based on currently available information, we believe that the outcome will not have an adverse effect on our financial position, cash flows or results of operations.

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

The Company's Changes in Financial Condition and Results of Operations are described below.

Effective New Accounting Policies Adopted

Refer to Note 2, "Summary of Significant Accounting Policies," of the Notes to Financial Statements.

Changes in Financial Condition

2004 versus 2003

From December 31, 2003 to December 31, 2004 there was an increase of $403 million in total assets from $3,219 million to $3,621 million. The largest increase was in separate account assets, which increased by $187 million in 2004 primarily from market value appreciation of $197 million as a result of continued strength in the equity markets, positive cash flows (sales less withdrawals) and partially offset by the implementation of AICPA Statement of Position 03-1, "SOP 03-1," in 2004. SOP 03-1 requires among other things, that certain individual market value adjusted annuity, "MVA," contracts be accounted for under general account accounting treatment. As a result of the adoption, approximately $40 million of fixed maturities formerly classified as separate account assets were reclassified as general account assets. Fixed maturities increased by $121 million as a result of the adoption of SOP 03-1 and investing positive cash flows. Reinsurance recoverables increased $50 million from last year primarily as a result of larger reinsurance reserves held due to the new coinsurance agreement with Prudential Arizona Reinsurance Captive Company or, PARCC, to reinsure the entire term business. Reinsurance reserves under coinsurance are generally much larger than those for yearly renewable term, "YRT." Cash and cash equivalents are higher by $36 million as cash received from financing and operating activities exceeded cash used in investing activities in 2004. DAC increased nearly $7 million driven by an $8 million increase from the implementation of SOP 03-1 and a change in unrealized gains. DAC also decreased $2 million as a result of $23 million of amortization mostly offset by $21 million in net capitalization of acquisition expenses. Capitalization in the Life business reflects a reduction of $37 million resulting from capitalization of ceding allowances that are part of the new coinsurance agreement mentioned above. Excluding ceded DAC on the coinsurance agreement, capitalization of distribution expenses from new sales exceeded amortization of DAC.

During the year, total liabilities increased by $377 million from $2,926 million to $3,303 million. Corresponding with the asset change, separate account liabilities increased by $187 million from $1,926 million in 2003, as described above. Policyholders' account balances increased by $121 million, from $676 million in 2003, primarily due to positive net sales and the reclassification of MVA contracts as described above. Future policy benefits increased by $31 million, from $159 million in 2003, as a result of growth in the term insurance business and the establishment of guaranteed minimum death benefit, or GMDB, and guaranteed minimum income benefit, or GMIB, reserves. Income taxes payable, net of receivables, increased by $25 million mainly as a result of tax expense and a tax refund received from Prudential Financial. In accordance with the tax sharing agreement with Prudential Financial, the Company was reimbursed for operating losses utilized in the consolidated federal tax return.

Stockholder's equity increased by $26 million, from $293 million at December 31, 2003, to $319 million at December 31, 2004, primarily as a result of net income. Details of results of operations are discussed below.

Results of Operations

2004 to 2003 Annual Comparison

Net Income

Net income of $25 million for 2004 was $4 million more than the $21 million earned for 2003. The growth in earnings was driven by higher policy charge and fee income from higher sales, growth in the separate accounts from continued strength in the financial markets and increased spread revenue resulting from the adoption of SOP 03-1. DAC amortization dampened the above, increasing $6 million driven by higher gross profits and a lower unlocking in the annuity business.

Revenues

Revenues increased by $13 million, from $158 million in 2003 to $171 million in 2004. Policy charges and fee income, consisting primarily of mortality and expense, loading and other insurance charges assessed on general and separate account policyholders' fund balances, increased by $8 million, from $70 million in 2003. The increase was a result of a $6 million increase for individual life products while annuity products added $2 million. Mortality and sales based loading charges for life products increased as a result of growth in the in force business. The gross variable in force business grew to $11.5 billion at December 31, 2004 from $10.3 billion at December 31, 2003. Annuity fees are mainly asset based fees which are dependent on the fund balances that are affected by net sales as well as asset depreciation or appreciation on the underlying investment funds in which the customer has the option to invest. Average annuity fund balances have increased over last year as a result of favorable market performance and positive net sales.

Net investment income increased by $7 million, from $45 million in 2003 to $52 million in 2004, as a result of increased income from fixed maturities due to an increase in the portfolio balance from the adoption of SOP 03-1 and the investment of positive cash flows into the fixed maturity portfolio. This was partially offset by the effect of lower reinvestment rates for maturing fixed maturities and short-term investments due to the lower interest rate environment.

Premiums decreased by $6 million from $38 million in 2003 to $32 million in 2004, due to increased reinsurance premiums resulting from the new coinsurance agreement with PARCC, effective August 1, 2004, to reinsure 90% of the entire term book of business, replacing existing YRT reinsurance on that business. Coinsurance premiums are generally greater than YRT and as a result, total reinsurance term premiums were $23 million higher than last year, exceeding $19 million of growth in the direct term business. Extended term life insurance decreased $2 million as a result of comparatively favorable market performance in the current year, which caused a decrease in lapses. Premiums in the annuity business resulting from annuitizations, increased less than $1 million from last year.

Realized investment gains and losses improved by $3 million as a result of increased gains on sales of fixed maturities and less impairments in the current year as a result of continued improvement in the credit environment.

Asset management fees increased by $1 million in 2004 as a result of an increase in average separate account balances from continued market appreciation and positive cash flows.

Benefits and Expenses

Total benefits and expenses increased $6 million from $129 million in 2003 to $135 million in 2004, as the effects of higher interest credited to policyholders' account balances and increased DAC amortization were partially offset by lower policyholders' benefits. Interest credited to policyholders' account balances exceeded the 2003 amount of $23 million by $7 million, due to an increase in policyholders' account balances, primarily from the adoption of SOP 03-1 and from positive net sales.

DAC amortization increased by $6 million, from $17 million in 2003 to $23 million in 2004, driven by higher gross profits and lower unlocking in the annuity business. Amortization in the life business was only slightly lower in 2004 as current period amortization was reduced due to ceded DAC amortization associated with the new coinsurance treaty with PARCC described in note 13 below.

Policyholders' benefits, including related changes in reserves, were $6 million lower than 2003. Policyholders' benefits decreased by $3 million, from $32 million in 2003 to $29 million in 2004, due to increased reinsurance coverage from the PARCC reinsurance treaty and a new excess of loss reinsurance treaty with Prudential Insurance that carries lower per policy retention limits. Reserve provisions were also lower, declining $3 million from $19 million in 2003, as a result of increased reinsurance reserves from the new reinsurance agreements mentioned above. Partly offsetting the decreases from reinsurance contracts was $2 million of higher deferred policy charge revenues in the life business from increased sales of the newer variable and universal life products.

The change in reserves for annuity products was essentially unchanged from the prior year. Included in the change in reserves, are changes for annuity guaranteed minimum death benefits which were lower due to continued favorable market performance during 2004.

The GMDB feature provides annuity contractholders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically, the greatest of these values, depending on features offered in various contracts and elected by the contractholders. With the adoption of SOP 03-1 effective January 1, 2004, we recorded a liability of $1.6 million based on application of an expected loss ratio to "cumulative assessments" through the balance sheet date, and then subtracting "cumulative excess payments" through that date. Also, in our periodic evaluation of unamortized deferred policy acquisition costs associated with our variable annuity business, we considered the expected net costs associated with the guaranteed minimum death benefits in our calculation of expected gross profits from this business. Accordingly, the effect of establishing the guaranteed minimum death benefit reserve related to this business was partially offset by an increase of less than $1 million in unamortized deferred policy acquisition costs.

General, administrative and other expenses, excluding DAC amortization, were unchanged from last year. Overall, general and administrative expenses are higher as a result of new business and the growing in force. Offsetting the growth in general and administrative expenses are lower net distribution costs resulting from reinsurance expense allowances, net of capitalization, in the life business as a result of the PARCC coinsurance agreement mentioned above. These allowances received are included in net distribution expense within operating expenses and reduce overall distribution costs.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Risk Management, Market Risk and Derivative Instruments

Risk management includes the identification and measurement of various forms of risk, the establishment of risk thresholds and the creation of processes intended to maintain risks within these thresholds while optimizing returns on the underlying assets or liabilities. We consider risk management an integral part of our core business.

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates or equity or commodity prices. To varying degrees, the investment and trading activities supporting all of our products and services generate market risks. The market risks incurred and our strategies for managing these risks vary by product.

With respect to non-variable life insurance products, fixed rate annuities and the fixed rate options in our variable life insurance and annuity products, we incur market risk primarily in the form of interest rate risk. We manage this risk through asset/liability management strategies that seek to match the interest rate sensitivity of the assets to that of the underlying liabilities. Our overall objective in these strategies is to limit the net change in value of assets and liabilities arising from interest rate movements. While it is more difficult to measure the interest sensitivity of our insurance liabilities than that of the related assets, to the extent that we can measure such sensitivities we believe that interest rate movements will generate asset value changes that substantially offset changes in the value of the liabilities relating to the underlying products.

For variable annuities and variable life insurance products, excluding the fixed rate options in these products, and most separate accounts, our main exposure to the market is the risk that asset management fees decrease as a result of declines in assets under management due to changes in prices of securities. We also run the risk that asset management fees calculated by reference to performance could be lower. For variable annuity and variable life insurance products with minimum guaranteed death and other benefits, we also face the risk that declines in the value of underlying investments as a result of changes in prices of securities may increase our net exposure to these death and other benefits under these contracts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" for payments made under the guaranteed minimum death benefit provision of certain individual annuity contracts.

We manage our exposure to equity price risk relating to our general account primarily by seeking to match the risk profile of equity investments against risk-adjusted equity market benchmarks. We measure benchmark risk levels in terms of price volatility in relation to the market in general.

The source of our exposure to market risk is related to "other than trading" activities conducted primarily in our insurance and annuity products operations.

Other Than Trading Activities

We hold the majority of our assets for "other than trading" activities in our insurance and annuities products operations. We incorporate asset/liability management techniques and other risk management policies and limits into the process of investing our assets. We use derivatives for hedging purposes in the asset/liability management process.

Insurance, Annuities, and Guaranteed Products Asset/Liability Management

We seek to maintain interest rate and equity exposures within established ranges, which we periodically adjust based on market conditions and the design of related products sold to customers. Our risk managers establish investment risk limits for exposures to any issuer, geographic region, type of security or industry sector and oversee efforts to manage risk within policy constraints set by management and approved by the Investment Committee of Prudential Financial and the Board of Directors.

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We seek to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling "duration mismatch" of assets and liabilities. We have target duration mismatch constraints for each entity. As of December 31, 2004 and 2003, the difference between the duration of assets and the target duration of liabilities in our duration managed portfolios was within our constraint limits. We consider risk-based capital implications in our asset/liability management strategies.

We also perform portfolio stress testing as part of our regulatory cash flow testing. In this testing, we evaluate the impact of altering our interest-sensitive assumptions under various moderately adverse interest rate environments. These interest-sensitive assumptions relate to the timing and amount of redemptions and prepayments of fixed-income securities and lapses and surrenders of insurance products and the potential impact of any guaranteed minimum interest rates. We evaluate any shortfalls that this cash flow testing reveals to determine if we need to increase statutory reserves or adjust portfolio management strategies.

Market Risk Related to Interest Rates

Our "other than trading" assets that subject us to interest rate risk include primarily fixed maturity securities, and policy loans. In the aggregate, the carrying value of these assets represented 70% of our consolidated assets, other than assets that we held in separate accounts, as of December 31, 2004 and 73% as of December 31, 2003.

With respect to "other than trading" liabilities, we are exposed to interest rate risk through policyholders' account balances relating to interest-sensitive life insurance, annuity and investment-type contracts.

We assess interest rate sensitivity for "other than trading" financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates. The following tables set forth the potential loss in fair value from a hypothetical 100 basis point upward shift as of December 31, 2004 and 2003, because this scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

The following presentation excludes $587 million and $522 million of insurance reserves and deposit liabilities at December 31, 2004 and 2003, respectively. The Company believes that the interest rate sensitivities of these insurance liabilities offset, in large measure, the interest rate risk of the financial assets set forth in the following tables.

                                                                        December 31, 2004
                                                 ---------------------------------------------------------------
                                                                                 Hypothetical
                                                                                  Fair Value
                                                                                  After + 100
                                                    Notional                      Basis Point    Hypothetical
                                                    Value of         Fair          Parallel        Change in
                                                  Derivatives        Value        Yield Curve     Fair Value
                                                                                     Shift
                                                 ---------------------------------------------------------------
Financial Assets with Interest Rate                                        (In millions)
Risk:
Financial Assets:
     Fixed maturities, available for sale                            $ 904            $872          $ (32)
     Policy loans                                                      175             163            (12)

Derivatives:
     Futures                                          $(5)              --              --             --

Financial Liabilities:
     Investment Contracts                                             (399)           (399)            --

                                                                                                    -----
Total Estimated Potential Loss                                                                      $ (44)
                                                                                                    =====

                                                                       December 31, 2003
                                                 ---------------------------------------------------------------
                                                                                 Hypothetical
                                                                                  Fair Value
                                                                                  After + 100
                                                    Notional                      Basis Point    Hypothetical
                                                    Value of         Fair          Parallel        Change in
                                                  Derivatives        Value        Yield Curve     Fair Value
                                                                                     Shift
                                                 ---------------------------------------------------------------
Financial Assets with Interest Rate                                       (In millions)
Risk:
Financial Assets:
     Fixed maturities, available for sale                            $ 783            $755          $ (28)
     Policy loans                                                      179             168            (11)

Derivatives:
     Futures                                            $6              --              --             --

Financial Liabilities:
     Investment Contracts                                             (313)           (313)            --

                                                                                                    -----
Total Estimated Potential Loss                                                                      $ (39)
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

Market Risk Related to Foreign Currency Exchange Rates

The Company is exposed to foreign currency exchange risk in its investment portfolio and previously through its operations in Taiwan. The Company generally hedges substantially all foreign currency-denominated fixed-income investments supporting its U.S. insurance operations into U.S. dollars, in order to mitigate the risk that the fair value of these investments fluctuates as a result of changes in foreign exchange rates.

Foreign currency exchange risk is actively managed within specified limits at the enterprise (Prudential Insurance) level using Value-at-Risk ("VaR") analysis. This statistical technique estimates, at a specified confidence level, the potential pre-tax loss in portfolio market value that could occur over an assumed time horizon due to adverse market movements. This calculation utilizes a variance/covariance approach.

Although VaR models are a recognized tool for risk management, they have inherent limitations, including reliance on historical data that may not be indicative of future market conditions or trading patterns. Accordingly, you should not view VaR models as a predictor of future results. We may incur losses that could be materially in excess of the amounts indicated by the models on a particular trading day or over a period of time, and there have been instances when results have fallen outside the values generated by our VaR models. A VaR model does not estimate the greatest possible loss. The results of these models and analysis thereof are subject to the judgment of our risk management personnel.

Derivatives

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or the prices of securities or commodities. Derivative financial instruments may be exchange-traded or contracted in the over-the-counter market and include swaps, futures, options and forward contracts. See Note 10 to the Financial Statements for a description of our derivative activities as of December 31, 2004 and 2003. Under insurance statutes, our insurance companies may use derivative financial instruments to hedge actual or anticipated changes in their assets or liabilities, to replicate cash market instruments or for certain income-generating activities. These statutes generally prohibit the use of derivatives for speculative purposes. We use derivative financial instruments primarily to seek to reduce market risk from changes in interest rates or foreign currency exchange rates, and to alter interest rate or foreign currency exposures arising from mismatches between assets and liabilities.

Item 8. Financial Statements and Supplementary Data

Information required with respect to this Item 8 regarding Financial Statements and Supplementary Data is set forth commencing on page F-3 hereof. See Index to Financial Statements elsewhere in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company's management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2004. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. No change in our internal control over financial reporting occurred during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). These conclusions are not affected by the matters discussed in the following two paragraphs.

In determining the Company's state income tax expense for the three months ended June 30, 2004, an error was made relating to the treatment of state net operating loss carryforwards. This error resulted in an understatement of tax expense, and corresponding overstatement of net income for the three and six months ended June 30, 2004 and nine months ended September 30, 2004. Correction of this error has been reflected in the Company's results of operations for the three months ended December 31, 2004. Management of the Company does not believe the effect of the error on any prior period to be material. The error was identified by the Company in the course of a review and inventory by the Company of its deferred tax balances undertaken during the fourth quarter of 2004.

The Company has implemented enhancements to its internal control over financial reporting to provide reasonable assurance that errors of this type will not recur. These steps include the completion of the Company's comprehensive review and inventory of deferred tax assets and liabilities. The Company is in the process of implementing definitive standards for detailed documentation supporting deferred tax balances and expects to complete this implementation in 2005. The Company is also in the process of implementing an automated application to further enhance control with respect to the collection of detailed deferred tax information, and it expects to fully implement such application in 2005.

Item 9B. Other Information

None.

Item 10. Directors and Executive Officers of the Registrant

We have adopted a code of business conduct and ethics, known as "Making the Right Choices," which applies to our Chief Executive Officer, Chief Financial Officer, as well as to our directors and other employees. Making the Right Choices is posted on our website at www.investor.prudential.com. Our code of business conduct and ethics, any amendments and any waiver granted to any of our directors or executive officers are available free of charge on our website at www.investor.prudential.com.

PART III

Item 14. Principal Accounting Fees and Services

The Audit Committee of the Board of Directors of Prudential Financial has appointed PricewaterhouseCoopers LLP as the independent auditor of Prudential Financial and certain of its domestic and international subsidiaries, including the Registrant. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The specific information called for by this item is hereby incorporated by reference to the section entitled "Item 2 - Ratification of the Appointment of Independent Auditors" in Prudential Financial's definitive proxy statement for the Annual Meeting of Shareholders to be held on June 7, 2005, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2004.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

      3(ii) By-Laws of Pruco Life Insurance Company of New Jersey (as amended through May 5, 1997) are incorporated by reference to Form 10-Q as filed by the Registrant on August 15, 1997.

      4.    Exhibits

            4(a) Market-Value Adjustment Annuity Contract (Discovery Select variable annuity) is incorporated by reference to Pre-Effective Amendment No. 1 to Form N-4, Registration No. 333-18053, filed December 18, 1996, on behalf of the Pruco Life of New Jersey Flexible Premium Variable Annuity Account.

            4(b) Market-Value Adjustment Annuity Contract (Strategic Partners Select variable annuity) is incorporated by reference to the Registrant'ss registration statement on Form S-3, Registration No. 333-62246, filed April 14, 2003.

            4(c) Market-Value Adjustment Annuity Contract (Strategic Partners Horizon annuity) is incorporated by reference to the Company's Form S-3, Registration No. 333-100713, filed March 26, 2003.

            4(d) Market-Value Adjustment Annuity Contract Endorsement (Strategic Partners Annuity One variable annuity) is incorporated by reference to the Registrant's registration statement on Form S-3, Registration No. 333-103473, filed February 27, 2003.

      9.    None.

      10.   None.

      11.   Not applicable.

      12.   Not applicable.

      13.   Not applicable.

      16.   Not applicable.

      18.   None.

      22.   None.

      23.   Not applicable.

      24.   Powers of Attorney.

      31.1  Section 302 Certification of the Chief Executive Officer,

      31.2  Section 302 Certification of the Chief Accounting Officer,

      32.1  Section 906 Certification of the Chief Executive Officer,

      32.2  Section 906 Certification of the Chief Accounting Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newark, and State of New Jersey, on the 30th day of March 2005.

                             PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                             (Registrant)

                                         By:      /s/ Bernard J. Jacob
                                             ---------------------------------
                                         Bernard J. Jacob
                                         Chief Executive Officer
                                         (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2005.

Signature                                 Title
---------                                 -----

James J. Avery, Jr.  *                    Director
---------------------------------
James J. Avery, Jr.


  /s/ Bernard J. Jacob *                  Director and President
---------------------------------
(Principal Executive Officer)

Bernard J. Jacob


Ronald Paul Joelson   *                   Director
---------------------------------
Ronald Paul Joelson


Andrew J. Mako   *                        Director
---------------------------------
Andrew J. Mako


C. Edward Chaplin *                       Director
---------------------------------
C. Edward Chaplin


Helen M. Galt   *                         Director
---------------------------------
Helen M. Galt


David R. Odenath, Jr.   *                 Director
---------------------------------
David R. Odenath, Jr.


  /s/ John Chieffo                        Chief Financial and Accounting Officer
---------------------------------
John Chieffo
(Principal Accounting and Financial Officer)


                                         * By:    /s/   Thomas C. Castano
                                                ----------------------------
                                                        Thomas C. Castano
                                                        (Attorney-in-Fact)

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
                            Financial Statements and
             Report of Independent Registered Public Accounting Firm

                           December 31, 2004 and 2003

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

                          INDEX TO FINANCIAL STATEMENTS

   Financial Statements                                                                                Page No.
                                                                                                       --------
   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

   Report of Independent Registered Public Accounting Firm                                                F-2

   Financial Statements:

         Statements of Financial Position - December 31, 2004 and 2003                                    F-3

         Statements of Operations and Comprehensive Income
         Years Ended December 31, 2004, 2003 and 2002                                                     F-4

         Statements of Stockholder's Equity - Years Ended December 31, 2004, 2003 and 2002                F-5

         Statements of Cash Flows - Years Ended December 31, 2004, 2003 and 2002                          F-6

         Notes to Financial Statements                                                                    F-7

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Pruco Life Insurance Company of New Jersey

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pruco Life Insurance Company of New Jersey (an indirect, wholly-owned subsidiary of The Prudential Insurance Company of America) at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2, the Company adopted American Institute of Certified Public Accountants Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" as of January 1, 2004, and the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" as of January 1, 2003.


PricewaterhouseCoopers LLP
New York, New York
March 25, 2005

Pruco Life Insurance Company of New Jersey

Statements of Financial Position
As of December 31, 2004 and December 31, 2003 (in thousands, except share amounts)
--------------------------------------------------------------------------------

                                                                               2004           2003
                                                                           -----------    -----------
ASSETS
Fixed maturities available for sale,
    at fair value (amortized cost, 2004 - $874,200; and 2003 - $746,370)   $   903,685    $   782,685
Policy loans                                                                   153,359        154,659
Short-term investments                                                          44,549         44,571
Other long-term investments                                                      1,977          2,765
                                                                           -----------    -----------
    Total investments                                                        1,103,570        984,680
Cash and cash equivalents                                                      108,117         72,547
Deferred policy acquisition costs                                              183,219        176,529
Accrued investment income                                                       15,045         13,635
Reinsurance recoverables                                                        67,411         17,850
Receivables from affiliates                                                     17,152         17,173
Other assets                                                                    13,789          9,954
Separate account assets                                                      2,112,866      1,926,301
                                                                           -----------    -----------
TOTAL ASSETS                                                               $ 3,621,169    $ 3,218,669
                                                                           ===========    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
Policyholders' account balances                                            $   796,421    $   675,823
Future policy benefits and other policyholder liabilities                      189,673        158,752
Cash collateral for loaned securities                                           74,527         78,855
Securities sold under agreements to repurchase                                  24,754         14,483
Income taxes payable                                                            76,878         51,383
Other liabilities                                                               27,788         20,317
Separate account liabilities                                                 2,112,866      1,926,301
                                                                           -----------    -----------
Total liabilities                                                            3,302,907      2,925,914
                                                                           -----------    -----------

CONTINGENCIES  (See Note 12)

STOCKHOLDER'S EQUITY
Common stock, ($5 par value;
      400,000 shares, authorized;
      issued and outstanding at
      December 31, 2004 and December 31, 2003)                                   2,000          2,000
Additional paid-in-capital                                                     168,810        168,742
Deferred compensation                                                             (152)          (108)
Accumulated other comprehensive income                                          13,246         13,178
Retained earnings                                                              134,358        108,943
                                                                           -----------    -----------
Total stockholder's equity                                                     318,262        292,755
                                                                           -----------    -----------
TOTAL LIABILITIES AND
    STOCKHOLDER'S EQUITY                                                   $ 3,621,169    $ 3,218,669
                                                                           ===========    ===========

                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Operations  and  Comprehensive  Income
Years Ended December 31, 2004, 2003 and 2002 (in thousands)
--------------------------------------------------------------------------------

                                                    2004         2003         2002
                                                 ---------    ---------    ---------
REVENUES

Premiums                                         $  31,822    $  38,141    $  28,321
Policy charges and fee income                       77,872       70,060       70,444
Net investment income                               52,499       45,148       44,812
Realized investment gains (losses), net              1,885         (838)     (14,204)
Asset management fees                                4,976        4,029        1,264
Other income                                         1,947        1,717        1,709
                                                 ---------    ---------    ---------

Total revenues                                     171,001      158,257      132,346
                                                 ---------    ---------    ---------

BENEFITS AND EXPENSES

Policyholders' benefits                             44,968       50,898       45,543
Interest credited to policyholders' account
balances                                            29,324       22,641       20,449
General, administrative and other expenses          60,742       55,167       56,145
                                                 ---------    ---------    ---------

Total benefits and expenses                        135,034      128,706      122,137
                                                 ---------    ---------    ---------

Income from operations before income taxes and
cumulative effect of accounting change              35,967       29,551       10,209
                                                 ---------    ---------    ---------

Income taxes:
   Current                                          14,584      (15,103)      (8,717)
   Deferred                                         (4,216)      24,037        3,558
                                                 ---------    ---------    ---------
Total income tax expense (benefit)                  10,368        8,934       (5,159)
                                                 ---------    ---------    ---------

Net Income from Operations Before Cumulative
Effect of Accounting Change                         25,599       20,617       15,368

Cumulative effect of change in accounting
principle, net of taxes                               (184)          --           --
                                                 ---------    ---------    ---------
NET INCOME                                          25,415       20,617       15,368
                                                 ---------    ---------    ---------

Other comprehensive income, net of tax
Increase (decrease) in net unrealized
investment gains, net of taxes                        (479)       3,483        5,971
Cumulative effect of accounting change, net of         547           --           --
tax
                                                 ---------    ---------    ---------

 Other comprehensive income, net of tax                 68        3,483        5,971
                                                 ---------    ---------    ---------

 COMPREHENSIVE INCOME                            $  25,483    $  24,100    $  21,339
                                                 =========    =========    =========

                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Stockholder's Equity
Periods Ended December 31, 2004, 2003 and 2002 (in thousands)
-------------------------------------------------------------

                                                                                            Accumulated
                                                                                                Other           Total
                                       Common     Paid - in   Retained       Deferred       Comprehensive    Stockholder's
                                        Stock      Capital    Earnings     Compensation     Income (Loss)       Equity
                                      ---------   ---------   ---------    -------------    -------------    -------------
Balance, January 1, 2002              $   2,000   $ 128,689   $  72,959    $          --    $       3,724    $     207,372

   Net income                                --          --      15,368               --               --           15,368
   Adjustments to policy credits
   issued to eligible policyholders          --          --          (1)              --               --               (1)
   Change in net unrealized
   investment gains, net of taxes            --          --          --               --            5,971            5,971
                                      ---------   ---------   ---------    -------------    -------------    -------------
Balance, December 31, 2002                2,000     128,689      88,326               --            9,695          228,710

   Net income                                --          --      20,617               --               --           20,617
   Contribution from Parent                  --      40,000          --               --               --           40,000
   Stock-based compensation
   programs                                  --          53          --             (108)              --              (55)
   Change in net unrealized
   investment gains, net of taxes            --          --          --               --            3,483            3,483
                                      ---------   ---------   ---------    -------------    -------------    -------------
Balance, December 31, 2003                2,000     168,742     108,943             (108)          13,178          292,755

   Net income                                --          --      25,415               --               --           25,415
   Stock-based compensation
   programs                                  --          68          --              (44)              --               24
   Cumulative effect of
   accounting change, net of taxes           --          --          --               --              547              547
   Change in net unrealized
   investment gains, net of  taxes           --          --          --               --             (479)            (479)
                                      ---------   ---------   ---------    -------------    -------------    -------------
Balance, December 31, 2004            $   2,000   $ 168,810   $ 134,358    $        (152)   $      13,246    $     318,262
                                      =========   =========   =========    =============    =============    =============

                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002 (in thousands)
--------------------------------------------------------------------------------

                                                                  2004         2003         2002
                                                               ---------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $  25,415    $  20,617    $  15,368
   Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
      Policy charges and fee income                              (19,556)     (15,786)     (12,057)
      Interest credited to policyholders' account balances        29,324       22,641       20,449
      Realized investment (gains) losses, net                     (1,885)         838       14,204
      Amortization and other non-cash items                       20,192        1,616       (7,651)
      Cumulative effect of accounting change                         184           --           --
      Change in:
        Future policy benefits and other policyholders'
        liabilities                                               29,266       24,544       14,808
        Reinsurance recoverable                                  (49,561)      (9,671)          --
        Accrued investment income                                   (784)      (2,344)        (892)
        Policy loans                                               1,300        3,772          323
        Receivable from affiliates                                    21           13       (7,416)
        Deferred policy acquisition costs                         (6,302)     (39,476)     (18,078)
        Income taxes payable                                      25,597       17,737       (2,366)
        Other, net                                                 3,643       11,766       (8,341)
                                                               ---------    ----------------------
Cash Flows From Operating Activities                              56,854       36,267        8,351
                                                               ---------    ----------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Proceeds from the sale/maturity of:
      Fixed maturities available for sale                        449,653      314,559      271,401
   Payments for the purchase of:
      Fixed maturities available for sale                       (543,373)    (540,203)    (331,512)
   Other long-term investments                                       (86)       1,083       (2,458)
   Short term investments, net                                     2,443      (14,254)       2,822
                                                               ---------    ----------------------
Cash Flows Used in Investing Activities                          (91,363)    (238,815)     (59,747)
                                                               ---------    ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Policyholders' account:
      Deposits                                                   221,728      210,872      135,163
      Withdrawals                                               (157,616)     (73,794)     (73,518)
    Cash collateral for loaned securities, net                    (4,328)      53,820      (11,057)
    Securities sold under agreements to repurchase, net           10,271      (17,230)      13,199
    Contribution from Parent                                          --       40,000           --
    Deferred compensation                                            (44)        (108)          --
    Stock-based compensation                                          68           53           --
     Cash payments to eligible policyholders                          --           --       (9,121)
                                                               ---------    ----------------------
Cash Flows From Financing Activities                              70,079      213,613       54,666
                                                               ---------    ----------------------

Net increase in cash and cash equivalents                         35,570       11,065        3,270
Cash and cash equivalents, beginning of year                      72,547       61,482       58,212
                                                               ---------    ----------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                         $ 108,117    $  72,547    $  61,482
                                                               =========    ======================

                        See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

1. BUSINESS

Pruco Life Insurance Company of New Jersey or, "the Company," is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. The Company is licensed to sell interest-sensitive individual life insurance, variable life insurance, term insurance, variable annuities, and fixed annuities contracts only in the states of New Jersey and New York.

The Company is a wholly owned subsidiary of Pruco Life Insurance Company or, "Pruco Life", a stock life insurance company organized in 1971 under the laws of the state of Arizona. Pruco Life, in turn, is a wholly owned subsidiary of The Prudential Insurance Company of America or, "Prudential Insurance", an insurance company founded in 1875 under the laws of the state of New Jersey. On December 18, 2001 ("the date of demutualization") Prudential Insurance converted from a mutual life insurance company to a stock life insurance company and became an indirect wholly owned subsidiary of Prudential Financial, Inc. or, "Prudential Financial."

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products and individual annuities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America or, GAAP. The Company has extensive transactions and relationships with Prudential Insurance and other affiliates, as more fully described in Note 13. Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, in particular deferred policy acquisition costs, investments, future policy benefits, provision for income taxes, disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Stock  Options

Effective January 1, 2003, Prudential Financial changed its accounting for employee stock options to adopt the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, prospectively for all new awards granted to employees on or after January 1, 2003. Accordingly, results of operations of the Company for the years ended December 31, 2004 and 2003, include costs of less than $0.1 million and $0.1 million, respectively, associated with employee stock options issued by Prudential
Financial to certain employees of the Company. Prior to January 1, 2003, Prudential Financial accounted for employee stock options using the intrinsic value method of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under this method, Prudential Financial and the Company did not recognize any stock-based compensation costs as all options granted had an exercise price equal to the market value of Prudential Financial's Common Stock on the date of grant.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which replaces FASB Statement No. 123. SFAS 123R requires all entities to apply the fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. As described above Prudential Financial had previously adopted the fair value recognition provisions of the original SFAS 123 for all new awards granted to employees on or after January 1, 2003. SFAS 123R is effective for interim and annual periods beginning after June 15, 2005. Prudential Financial will adopt the fair value recognition provisions of this statement on July 1, 2005 for those awards issued prior to January 1, 2003. By that date, the unvested stock options issued prior to January 1, 2003, will be recognized over the remaining vesting period of approximately six months.

Prudential Financial and the Company account for non-employee stock options using the fair value method of SFAS No. 123 in accordance with Emerging Issues Task Force Issue ("EITF") No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees" and related interpretations in accounting for its non-employee stock options.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments

Fixed maturities classified as "available for sale" are carried at fair value. The amortized cost of fixed maturities is written down to fair value if a decline in value is considered to be other than temporary. See the discussion below on realized gains and losses for a description of the accounting for impairment adjustments. Unrealized gains and losses on fixed maturities "available for sale", including the effect on deferred policy acquisition costs and policyholders' account balances that would result from the realization of unrealized gains and losses are included in "Accumulated other comprehensive income (loss)."

Policy loans are carried at unpaid principal balances.

Securities repurchase and resale agreements and securities borrowed and loaned transactions are used to generate income, to borrow funds, or to facilitate trading activity. Securities repurchase and resale agreements are generally short-term in nature, and therefore, the carrying amounts of these instruments approximate fair value. Securities repurchase and resale agreements are collateralized principally by U.S. government and government agency securities. Securities borrowed or loaned are collateralized principally by cash or U.S. government securities. For securities repurchase agreements and securities loaned transactions used to generate income, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities.

Securities repurchase and resale agreements that satisfy certain criteria are treated as collateralized financing arrangements. These agreements are carried at the amounts at which the securities will be subsequently resold or reacquired, as specified in the respective agreements. For securities purchased under agreements to resell, the Company's policy is to take possession or control of the securities and to value the securities daily. Securities to be resold are the same, or substantially the same, as the securities received. For securities sold under agreements to repurchase, the market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. Securities to be repurchased are the same, or substantially the same as those sold. Income and expenses related to these transactions executed within the general are reported as "Net investment income," however, for transactions used to borrow funds, the associated borrowing cost is reported as interest expense (included in "General and administrative expenses").

Securities borrowed and securities loaned transactions are treated as financing arrangements and are recorded at the amount of cash advanced or received. With respect to securities loaned transactions, the Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of the securities borrowed and loaned on a daily basis with additional collateral obtained or provided as necessary. Substantially all of the Company's securities borrowed transactions are with brokers and dealers, commercial banks and institutional clients. Substantially all of the Company's securities loaned transactions are with large brokerage firms. Income and expenses associated with securities borrowing transactions are reported as "Net investment income." Income and expenses associated with securities loaned transactions used to generate income are generally reported as "Net investment income;" however, for securities loaned transactions used for funding purposes the associated rebate is reported as interest expense (included in "General and administrative expenses").

Short-term investments consist of highly liquid debt instruments with a maturity of greater than three months and less than twelve months when purchased. These investments are carried at amortized cost, which because of their short-term nature approximates fair value.

Other long-term investments consist of the Company's investments in joint ventures and limited partnerships in which the Company does not exercise control, as well as investments in the Company's own separate accounts, which are carried at estimated fair value, and investment real estate. Joint venture and partnership interests are generally accounted for using the equity method of accounting, except in instances in which the Company's interest is so minor that it exercises virtually no influence over operating and financial policies. In such instances, the Company applies the cost method of accounting. The Company's net income from investments in joint ventures and partnerships is generally included in "Net investment income."

Realized investment gains (losses), net are computed using the specific identification method. Costs of fixed maturities and equity securities are adjusted for impairments, which are declines in value that are considered to be other than temporary. Impairment adjustments are included in "Realized investment losses, net." In evaluating whether a decline in value is other than temporary, the Company considers several factors including, but not limited to the following: (1) the extent (generally if greater than 20%) and the duration (generally if greater than six months); (2) the reasons for the decline in value (credit event, interest related or market fluctuation); (3) the Company's ability and intent to hold the investments for a period of time to allow for a recovery of value; and (4) the financial condition of and near-term prospects of the issuer.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include, but are not limited to: (1) the risk that our assessment of an issuer's ability to meet its obligations could change, (2) the risk that the economic outlook could be worse than expected or have more of an impact on the issuer than anticipated, (3) the risk that we are making decisions based on fraudulent or misstated information in the financial statements provided by issuers and (4) the risk that new information obtained by us or changes in other facts and circumstances, including those not related to the issuer, could lead us to change our intent to hold the security to maturity or until it recovers in value. Any of these situations could result in a change in our impairment determination, and hence a charge to earnings in a future period.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, money market instruments, and other debt issues with maturities of three months or less when purchased.

Deferred Policy Acquisition Costs

The Company is charged distribution expenses from Prudential's agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement. These costs include commissions and variable field office expenses. The Company is also allocated costs of policy issuance and underwriting from Prudential Insurance's general and administrative expense allocation system. The Company also is charged commissions from third parties, which are primarily capitalized.

The costs that vary with and that are related primarily to the production of new insurance and annuity business are deferred to the extent such costs are deemed recoverable from future profits. For annuity products, the entire transfer-pricing fee is deemed to be related to the production of new annuity business and is capitalized. For life products, there is a look-through into the expenses incurred by the Prudential Insurance's agency network and expenses that are considered to be related to the production of new insurance business are deferred. The cost of policy issuance and underwriting are also considered to be related primarily to the production of new insurance and annuity business and are fully capitalized. Deferred policy acquisition costs ("DAC") are subject to recoverability testing at the end of each accounting period. DAC, for applicable products, are adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in "Accumulated other comprehensive income (loss)."

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

Reinsurance recoverables and payables

Reinsurance recoverables and payables include receivables and corresponding payables associated with reinsurance arrangements with affiliates. See Note 13 for additional information about these arrangements.

Separate account assets and liabilities

Separate account assets and liabilities are reported at fair value and represent segregated funds which are invested for certain policyholders, pension funds and other customers. The assets consist of common stocks, fixed maturities, real estate related investments, real estate mortgage loans and short-term investments. The assets of each account are legally segregated and are generally not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. See Note 8 for additional information regarding separate account arrangements with contractual guarantees. The investment income and gains or losses for separate accounts generally accrue to the policyholders and are not included in the Statements of Operations. Mortality, policy administration and surrender charges assessed against the accounts are included in "Policy charges and fee income." Asset management fees charged to the accounts are included in "Asset management fees."

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other assets and other liabilities

The Company provides sales inducements to contractholders, which primarily include an up-front bonus added to the contractholder's initial deposit for certain annuity contracts. These costs are deferred and recognized on the statement of financial position in other assets. They are amortized using the same methodology and assumptions used to amortized deferred policy acquisition costs. The amortization expense is included as a component of interest credited to policyholders' account balances. As of December 31, 2004 and 2003, deferred sales inducement costs included in other assets were $11 million and $8 million, respectively.

Other assets consist primarily of reinsurance recoverables, premiums due, deferred sales inducement costs, certain restricted assets, and receivables resulting from sales of securities that had not yet settled at the balance sheet date. Other liabilities consist primarily of accrued expenses, technical overdrafts, and payables resulting from purchases of securities that had not yet been settled at the balance sheet date.

Policyholders' Account Balances

The Company's liability for policyholders' account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is generally equal to the accumulated account deposits plus interest credited less policyholder withdrawals and other charges assessed against the account balance. These policyholders' account balances also include provision for benefits under non-life contingent payout annuities.

Future Policy Benefits

The Company's liability for future policy benefits is primarily comprised of the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality, less the present value of future net premiums. For life insurance, expected mortality is generally based on the Company's historical experience or standard industry tables. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and interest rate assumptions are "locked-in" upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves. The Company's liability for future policy benefits is also inclusive of liabilities for guarantee benefits related to certain non-traditional long duration life and annuity contracts, which are discussed more fully in Note 8.

Unpaid Claims

Unpaid claims include estimates of claims that the Company believes have been incurred, but have not yet been reported ("IBNR") as of the balance sheet date. Consistent with industry accounting practice, we do not establish loss reserves until a loss has occurred. These IBNR estimates, and estimates of the amounts of loss we will ultimately incur on reported claims, which are based in part on our historical experience, are regularly adjusted to reflect actual claims experience. When actual experience differs from our previous estimate, the resulting difference will be included in our reported results for the period of the change in estimate in the "Policyholders' benefits" caption in our statements of operations. On an ongoing basis, trends in actual experience are a significant factor in the determination of claim reserve levels.

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

Insurance Revenue and Expense Recognition

Premiums from life insurance policies, excluding interest-sensitive life contracts, are recognized when due. Benefits are recorded as an expense when they are incurred. A liability for future policy benefits is recorded when premiums are recognized using the net level premium method.

Certain annuity contracts provide the holder a guarantee that the benefit received upon death will be no less than a minimum prescribed amount that is based upon a combination of net deposits to the contract, net deposits to the contract accumulated at a specified rate or the highest historical account value on a contract anniversary. These contracts are discussed in further detail in
Note 8. Also, as more fully discussed in Note 8, the liability for the guaranteed minimum death benefit under these contracts is determined each period end by estimating the accumulated value of a percentage of the total assessments to date less the accumulated value of death benefits in excess of the account balance.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Amounts received as payment for interest-sensitive life, deferred annuities and guaranteed investment contracts are reported as deposits to "Policyholders' account balances." Revenues from these contracts reflected as "Policy charges and fee income" consist primarily of fees assessed during the period against the policyholders' account balances for mortality charges, policy administration charges and surrender charges. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited to policyholders' account balances and amortization of DAC.

Premiums, benefits and expenses are stated net of reinsurance ceded to other companies. Estimated reinsurance recoverables and the cost of reinsurance are recognized over the life of the reinsured policies using assumptions consistent with those used to account for the underlying policies.

Asset Management Fees

Beginning October 1, 2002, the Company receives in accordance with a servicing agreement with Prudential Investments LLC, asset management fee income from policyholder account balances invested in The Prudential Series Funds ("PSF"). The PSF are a portfolio of mutual fund investments related to the Company's separate account products (see Note 13). In addition, the Company receives fees from policyholders' account balances invested in funds managed by companies other than Prudential Insurance. Asset management fees are recognized as income when earned.

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or the value of securities or commodities. Derivative financial instruments used by the Company include swaps and futures, and may be exchange-traded or contracted in the over-the-counter market. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of pricing models. Values can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility and liquidity. Values can also be affected by changes in estimates and assumptions used in pricing models.

Derivatives are used to manage the characteristics of the Company's asset/liability mix, manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to seek to reduce exposure to interest rate and foreign currency risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred.

The Company designates derivatives as either (1) a hedge of the fair value of a recognized asset or liability or unrecognized firm commitment ("fair value" hedge), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), (3) a foreign currency fair value or cash flow hedge ("foreign currency" hedge), (4) a hedge of a net investment in a foreign operation, or (5) a derivative entered into as an economic hedge that does not qualify for hedge accounting. As of December 31, 2003, none of the Company's derivatives qualify for hedge accounting treatment.

If a derivative does not qualify for hedge accounting, all changes in its fair value, including net receipts and payments, are included in "Realized investment gains (losses), net" without considering changes in the fair value of the economically associated assets or liabilities.

The Company is a party to financial instruments that may contain derivative instruments that are "embedded" in the financial instruments. At inception, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and changes in its fair value are included in "Realized investment gains (losses), net."

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

Deferred income taxes are recognized, based on enacted rates, when assets and liabilities have different values for financial statement and tax reporting purposes. A valuation allowance is recorded to reduce a deferred tax asset to the amount expected to be realized.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

In March 2004, the EITF of the FASB reached a final consensus on Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." This Issue establishes impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities. It also requires income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. The Company's policy is generally to record income only as cash is received following an impairment of a debt security. In September 2004, the FASB issued FASB Staff Position ("FSP") EITF 03-1-1, which defers the effective date of a substantial portion of EITF 03-1, from the third quarter of 2004, as originally required by the EITF, until such time as FASB issues further implementation guidance, which is expected sometime in 2005. The Company will continue to monitor developments concerning this Issue and is currently unable to estimate the potential effects of implementing EITF 03-1 on the Company's consolidated financial position or results of operations.

In December 2003, the FASB issued FIN No. 46(R), "Consolidation of Variable Interest Entities," which revised the original FIN No. 46 guidance issued in January 2003. FIN No. 46(R) addresses whether certain types of entities, referred to as variable interest entities ("VIEs"), should be consolidated in a company's financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity's expected losses and the right to receive the entity's expected residual returns) or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if, as the primary beneficiary, it stands to absorb a majority of the VIE's expected losses or to receive a majority of the VIE's expected residual returns. On December 31, 2003, the Company adopted FIN No. 46(R) for all special purpose entities ("SPEs") and for relationships with all VIEs that began on or after February 1, 2003. On March 31, 2004, the Company implemented FIN No. 46(R) for relationships with potential VIEs that are not SPEs. The transition to FIN No. 46(R) did not have a material effect on the Company's consolidated financial position or results of operations.

In July 2003, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." AcSEC issued this SOP to address the need for interpretive guidance in three areas: separate account presentation and valuation; the classification and valuation of certain long-duration contract liabilities; and the accounting recognition given sales inducements (bonus interest, bonus credits and persistency bonuses).

The effect of adopting SOP 03-1 was a charge of $.2 million, net of $.1 million of taxes, which was reported as a "Cumulative effect of accounting change, net of taxes" in the results of operations for the year ended December 31, 2004. This charge reflects the net impact of converting certain individual market value adjusted annuity contracts from separate account accounting treatment to general account accounting treatment, including carrying the related liabilities at accreted value, and the effect of establishing reserves for guaranteed minimum death benefit provisions of the Company's variable annuity and variable life contracts. The Company also recognized a cumulative effect of accounting change related to unrealized investment gains within "Other comprehensive income, net of taxes" of $.5 million, net of $.3 million of taxes, for the year ended December 31, 2004. Upon adoption of SOP 03-1, approximately $40 million in "Separate account assets" were reclassified resulting in an increase in "Fixed maturities, available for sale", as well as changes in other non-separate account assets. Similarly, upon adoption, approximately $40 million in "Separate account liabilities" were reclassified resulting in increases in "Policyholders' account balances" as well as changes in other non-separate account liabilities.

In June 2004, the FASB issued FSP No. 97-1, "Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability." FSP 97-1 clarifies the accounting for unearned revenue liabilities of certain universal-life type contracts under SOP 03-1. The Company's adoption of FSP 97-1 on July 1, 2004 did not change the accounting for unearned revenue liabilities and, therefore, had no impact on the Company's consolidated financial position or results of operations. In September 2004, the AICPA SOP 03-1 Implementation Task Force issued a Technical Practice Aid ("TPA") to clarify certain aspects of SOP 03-1. The implementation of this TPA during the third quarter of 2004 had no impact on the Company's consolidated financial position or results of operations.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2003, the FASB issued Statement No. 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments." Implementation Issue No. B36 indicates that a modified coinsurance arrangement ("modco"), in which funds are withheld by the ceding insurer and a return on those withheld funds is paid based on the ceding company's return on certain of its investments, generally contains an embedded derivative feature that is not clearly and closely related to the host contract and should be bifurcated in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Effective October 1, 2003, the Company adopted the guidance prospectively for existing contracts and all future transactions. As permitted by SFAS No. 133, all contracts entered into prior to January 1, 1999, were grandfathered and are exempt from the provisions of SFAS No. 133 that relate to embedded derivatives. The application of Implementation Issue No. B36 in 2003 had no impact on the consolidated financial position or results of operations of the Company.

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

Notes to Financial Statements
--------------------------------------------------------------------------------

3. INVESTMENTS

Fixed Maturities

The following tables provide additional information relating to fixed maturities as of December 31:

                                                                          2004
                                                    -------------------------------------------------
                                                                   Gross        Gross
                                                    Amortized    Unrealized   Unrealized      Fair
                                                       Cost        Gains        Losses       Value
                                                    ----------   ----------   ----------   ----------
                                                                     (in thousands)
      Fixed maturities available for sale
      U.S. Treasury securities and obligations of
      U.S. Government corporations and  agencies    $   40,178   $      527   $       94   $   40,611

      Foreign government bonds                              --           --           --           --

      Corporate securities                             795,984       30,808        1,788      825,004

      Mortgage-backed securities                        38,038          200          168       38,070
                                                    ----------   ----------   ----------   ----------

      Total fixed maturities, available for sale    $  874,200   $   31,535   $    2,050   $  903,685
                                                    ==========   ==========   ==========   ==========


                                                                          2003
                                                    -------------------------------------------------
                                                                   Gross        Gross
                                                    Amortized    Unrealized   Unrealized      Fair
                                                       Cost        Gains        Losses       Value
                                                    ----------   ----------   ----------   ----------
                                                                     (in thousands)

Fixed maturities available for sale
U.S. Treasury securities and obligations of
U.S. Government corporations and agencies           $   31,909   $      668   $       --   $   32,577

Foreign government bonds                                 1,024          174           --        1,198

Corporate securities                                   699,928       36,179          964      735,143

Mortgage-backed securities                              13,509          258           --       13,767
                                                    ----------   ----------   ----------   ----------

Total fixed maturities, available for sale          $  746,370   $   37,279   $      964   $  782,685
                                                    ==========   ==========   ==========   ==========

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

3. INVESTMENTS (continued)

The amortized cost and estimated fair value of fixed maturities, by contractual maturities at December 31, 2003, is shown below:

                                    Available for Sale
                                   ---------------------
                                   Amortized     Fair
                                     Cost        Value
                                   ---------   ---------
                                      (in thousands)

Due in one year or less            $  56,439   $  56,990

Due after one year through five
years                                437,557     450,027

Due after five years through ten
years                                271,044     283,460

Due after ten years                   71,122      75,138

Mortgage-backed securities            38,038      38,070
                                   ---------   ---------

Total                              $ 874,200   $ 903,685
                                   =========   =========

Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

Proceeds from the sale of fixed maturities available for sale during 2004, 2003, and 2002 were $394 million, $275 million, and $262 million, respectively. Gross gains of $6 million, $2 million, and $5 million, and gross losses of $4 million, $2 million, and $9 million were realized on those sales during 2004, 2003, and 2002, respectively. Proceeds from maturities of fixed maturities available for sale during 2004, 2003, and 2002 were $56 million, and $39 million, and $9 million, respectively.

Writedowns for impairments that were deemed to be other than temporary for fixed maturities were $0 million, $2.0 million, and $9 million for the years 2004, 2003 and 2002, respectively.

Investment Income and Investment Gains and Losses

Net investment income arose from the following sources for the years ended December 31:

                                                 2004        2003        2002
                                               --------    --------    --------
                                                        (in thousands)

  Fixed maturities, available for sale         $ 44,375    $ 36,587    $ 35,078
  Policy loans                                    8,443       8,463       8,715
  Short-term investments and cash equivalents     1,733       1,430       1,852
  Other                                             272         535         932
                                               --------    --------    --------
  Gross investment income                        54,823      47,015      46,577
  Less investment expenses                       (2,324)     (1,867)     (1,765)
                                               --------    --------    --------
  Net investment income                        $ 52,499    $ 45,148    $ 44,812
                                               ========    ========    ========

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

3. INVESTMENTS (continued)

Realized investment losses, net, including charges for other than temporary reductions in value, for the years ended December 31, were from the following sources:

                                             2004      2003        2002
                                           -------    -------    --------
                                                  (in thousands)

    Fixed maturities, available for sale   $ 2,024    $(1,123)   $(12,690)
    Derivatives and other                     (139)       285      (1,514)
                                           -------    -------    --------
    Realized investment losses, net        $ 1,885    $  (838)   $(14,204)
                                           ==============================

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of December 31, 2003:

                                                     Less than twelve            Twelve months or
                                                          months                       more                       Total
                                                 -------------------------   -------------------------   -------------------------
                                                    Fair       Unrealized       Fair       Unrealized       Fair       Unrealized
                                                    Value        Losses         Value        Losses         Value        Losses
                                                 -----------   -----------   -----------   -----------   -----------   -----------
                                                                                  (in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations
of U.S. government corporations and agencies     $    23,744   $        94   $        --   $        --   $    23,744   $        94
Corporate securities                                 208,780         1,721         3,606            67       212,386         1,788
Mortgage-backed securities                            25,005           168            --            --        25,005           168
                                                 -----------   -----------   -----------   -----------   -----------   -----------
Total                                            $   257,529   $     1,983   $     3,606   $        67   $   261,135   $     2,050
                                                 ===========   ===========   ===========   ===========   ===========   ===========

As of December 31, 2004, gross unrealized losses on fixed maturities totaled approximately $2 million comprising 99 issuers. Of this amount, there was $2 million in the less than twelve months category comprising 95 issuers and $0.1 million in the greater than twelve months category comprising 4 issuers. There were no individual issuers with gross unrealized losses greater than $0.1 million. The $2 million loss of gross unrealized losses is comprised of investment grade securities. The $0.1 million of gross unrealized losses of twelve months or more were concentrated in the finance sector. Based on a review of the above information in conjunction with other factors as outlined in our policy surrounding other than temporary impairments (see Note 2), we have concluded that an adjustment for other than temporary impairments is not warranted at December 31, 2004.

Securities Pledged, Restricted Assets and Special Deposits

The Company pledges investment securities it owns to unaffiliated parties through certain transactions including securities lending, securities sold under agreements to repurchase, and futures contracts. At December 31, 2004 and 2003, the carrying values of fixed maturities available for sale pledged to third parties as reported in the Statements of Financial Position were $96 million and $91 million, respectively.

Fixed maturities of $0.5 million at December 31, 2004 and 2003 were on deposit with governmental authorities or trustees as required by certain insurance laws.

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

                                                                                                                   Accumulated other
                                                                                                                     Comprehensive
                                                                                                                     Income (Loss)
                                                                     Deferred                         Deferred       Related to Net
                                                   Net Unrealized     policy       Policyholders'    Income Tax       Unrealized
                                                   Gains (Losses)   Acquisition       Account        (Liability)      Investment
                                                   on Investments      Costs          Balances         Benefit       Gains (Losses)
                                                   --------------   ----------     --------------    -----------   -----------------
                                                                                   (in thousands)
Balance, January 1, 2002                             $   11,738     $   (7,134)      $    1,214       $   (2,094)      $    3,724
   Net investment gains on investments
   arising during the period                              3,607             --               --           (1,299)           2,308

   Reclassification adjustment for losses
   included in net income                                12,690             --               --           (4,568)           8,122

   Impact of net unrealized investment
   gains on deferred policy acquisition costs                --         (9,128)                            3,286           (5,842)

   Impact of net unrealized investment gains on
   policyholders' account balances                                                        2,161             (778)           1,383
                                                     ----------     ----------       ----------       ----------       ----------
Balance, December 31, 2002                               28,035        (16,262)           3,375           (5,453)           9,695
   Net investment gains on investments
   arising  during the period                             7,160             --               --           (2,577)           4,583

   Reclassification adjustment for losses
   included in net income                                 1,123             --               --             (404)             719

   Impact of net unrealized investment
   gains on deferred policy acquisition costs                --         (3,662)                            1,318           (2,344)

   Impact of net unrealized investment gains on
   policyholders' account balances                           --             --              821             (296)             525
                                                     ----------     ----------       ----------       ----------       ----------
Balance, December 31, 2003                               36,318        (19,924)           4,196           (7,412)          13,178
   Net investment gains on investments
   arising  during the period                            (4,798)                                           2,043           (2,755)

   Reclassification adjustment for losses
   included in net income                                (2,024)                                             708           (1,316)

   Impact of net unrealized investment gains on
   deferred policy acquisition costs                                     8,075                            (3,026)           5,049

   Impact of net unrealized investment
   gains on policyholders' account balances                                              (1,465)             555             (910)
                                                     ----------     ----------       ----------       ----------       ----------
Balance, December 31, 2004                           $   29,496     $  (11,849)      $    2,731       $   (7,132)      $   13,246
                                                     ==========     ==========       ==========       ==========       ==========

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

4. DEFERRED POLICY ACQUISITION COSTS

The balance of and changes in deferred policy acquisition costs for the year ended December 31, are as follows:

                                                       2004            2003            2002
                                                    ---------       ---------       ---------
                                                                  (in thousands)
Balance, beginning of year                          $ 176,529       $ 137,053       $ 118,975
Capitalization of commissions, sales and issue         21,374          60,669          51,974
expenses
Amortization                                          (23,147)        (17,531)        (24,768)
Change in unrealized investment gains                   8,463          (3,662)         (9,128)
                                                    ---------       ---------       ---------
Balance, end of year                                $ 183,219       $ 176,529       $ 137,053
                                                    =========       =========       =========


Deferred acquisition costs in 2004 include reductions in capitalization and amortization related to the reinsurance expense allowances resulting from the coinsurance treaty with Prudential Arizona Reinsurance Captive Company or, "PARCC," discussed in Note 13 below. Ceded capitalization and amortization relating to this treaty included in the above table amounted to $37 million and $3 million, respectively, in 2004.

5. POLICYHOLDERS' LIABILITIES

Future policy benefits at December 31 are as follows:

                                                2004          2003
                                              --------      --------
                                                  (in thousands)

            Life insurance                    $183,736      $154,410
            Individual Annuities                 5,937         4,342
                                              --------      --------
            Total future policy benefits      $189,673      $158,752
                                              ========      ========

Life insurance liabilities include reserves for death benefits and other policy benefits. Annuity liabilities include reserves for annuities that are in payout status.

Future policy benefits for life insurance are based on the net level premium method, calculated using the guaranteed mortality and nonforfeiture rates, which range from 2.50% to 7.50%.

Future policy benefits for individual annuities are equal to the aggregate of 1) the present value of expected future payments on the basis of actuarial assumptions established at issue, and 2) any premium deficiency reserves. Assumptions as to mortality are based on the Company's experience when the basis of the reserve is established. The interest rates used in the determination of the individual annuities reserves range from 4.75% to 8.75%, with less than 10% of the reserves based on an interest rate in excess of 8%.

Policyholders' account balances at December 31 are as follows:

                                                    2004          2003
                                                  --------      --------
                                                       (in thousands)

       Interest-sensitive life contracts          $432,460      $390,044
       Individual annuities                        363,961       285,779
                                                  --------      --------
       Total policyholders' account balances      $796,421      $675,823
                                                  ========      ========

Policyholders' account balances for interest-sensitive life and individual annuities represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable. Interest crediting rates range from 2.97% to 5.90% for interest-sensitive life contracts. Interest crediting rates for individual annuities range from 1.50% to 11.00%.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

6. REINSURANCE

The Company participates in reinsurance with Prudential Insurance, PARCC and other companies, in order to provide greater diversification of business, provide additional capacity for future growth and limit the maximum net loss potential arising from large risks. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability reassumed by the Company is considered to be remote.

Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. Amounts recoverable from reinsurers, for both long and short duration reinsurance arrangements, are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies.

Reinsurance amounts included in the Statement of Operations and Comprehensive Income for the years ended December 31 are below.

                                                        2004          2003          2002
                                                     ---------     ---------     ---------
                                                                 (in thousands)
Direct premiums and policy charges and fee income    $ 147,511     $ 119,381     $ 104,180
Reinsurance ceded                                      (37,817)      (11,180)       (5,415)
                                                     ---------     ---------     ---------
Premiums and policy charges and fee income           $ 109,694     $ 108,201     $  98,765

Policyholders' benefits ceded                        $  20,028     $  11,223     $  12,929
                                                     ---------     ---------     ---------

Reinsurance premiums ceded for interest-sensitive life products is accounted for as a reduction of policy charges and fee income. Reinsurance ceded for term insurance products is accounted for as a reduction of premiums.

Reinsurance recoverables, included in the Company's Statements of Financial Position, at December 31, 2004 and 2003 were $67 million and $18 million, respectively.

During 2004, the Company entered into reinsurance contracts with affiliates covering the entire life in force. As a result, all reinsurance contracts are with affiliates as of December 31, 2004. These contracts are described further in Note 13, below.

The gross and net amounts of life insurance in force at December 31, were as follows:

                                             2004             2003             2002
                                         ------------     ------------     ------------
                                                         (in thousands)
Life insurance face amount in force      $ 42,903,082     $ 31,868,113     $ 21,119,708
Ceded to other companies                  (37,708,317)     (17,782,119)      (9,866,510)
                                         ------------     ------------     ------------
Net amount of life insurance in force    $  5,194,765     $ 14,085,994     $ 11,253,198
                                         ============     ============     ============

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

7. INCOME TAXES

The components of income taxes for the years ended December 31, are as follows:

                                               2004         2003         2002
                                             --------     --------     --------
                                                       (in thousands)
      Current tax (benefit) expense:
         U.S                                 $ 14,639     $(15,103)    $ (8,975)
         State and local                          (55)          --          258

                                             --------     --------     --------
       Total                                   14,584      (15,103)      (8,717)
                                             --------     --------     --------

      Deferred tax expense (benefit):
         U.S                                   (2,640)      23,735        3,918
         State and local                       (1,576)         302         (360)
                                             --------     --------     --------
         Total                                 (4,216)      24,037        3,558
                                             --------     --------     --------

       Total income tax expense (benefit)    $ 10,368     $  8,934     $ (5,159)
                                             ========     ========     ========

The income tax expense for the years ended December 31, differs from the amount computed by applying the expected federal income tax rate of 35% to income from operations before income taxes and cumulative effect of accounting change for the following reasons:

                                               2004         2003         2002
                                             --------     --------     --------
                                                       (in thousands)

      Expected federal income tax expense    $ 12,589     $ 10,343     $  3,573
      State and local income taxes             (1,060)         197          (66)
      Non taxable investment income            (1,240)      (2,583)      (8,505)
      Other                                        79          977         (161)
                                             --------     --------     --------
      Total income tax expense (benefit)     $ 10,368     $  8,934     $ (5,159)
                                             ========     ========     ========

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

                                                 2004       2003
                                               -------    -------
                                                  (in thousands)
      Deferred tax assets
         Net operating loss                    $    --    $ 1,074
         Investments                             1,661      1,673
         Other                                     841        204
                                               -------    -------
         Deferred tax assets                     2,502      2,951
                                               -------    -------

      Deferred tax liabilities
         Insurance reserves                    $ 3,249    $ 7,420
         Deferred acquisition costs             46,936     48,271
         Net unrealized gains on securities     10,324     13,075
         Other                                   3,209         --
                                               -------    -------
         Deferred tax liabilities               63,718     68,766
                                               -------    -------

      Net deferred tax liability               $61,216    $65,815
                                               =======    =======

Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets after valuation allowance. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of the deferred tax asset that is realizable. At December 31, 2003 the Company had state operating loss carryforwards of $70 million.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

7. INCOME TAXES (continued)

The Internal Revenue Service (the "Service") has completed all examinations of the consolidated federal income tax returns through 1996. Tax years 1997 through 2001 are currently under examination. Management believes sufficient provisions have been made for potential adjustments.

8. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

The Company issues traditional variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. The Company also issues variable annuity contracts with general and separate account options where the Company contractually guarantees to the contractholder a return of no less than (a) total deposits made to the contract less any partial withdrawals ("return of net deposits"), (b) total deposits made to the contract less any partial withdrawals plus a minimum return ("minimum return"), or (c) the highest contract value on a specified anniversary date minus any withdrawals following the contract anniversary ("anniversary contract value"). These guarantees include benefits that are payable in the event of death or annuitization.

The Company also issues annuity contracts with market value adjusted investment options ("MVAs"), which provide for a return of principal plus a fixed rate of return if held to maturity, or, alternatively, a "market adjusted value" if surrendered prior to maturity. The market value adjustment may result in a gain or loss to the Company, depending on crediting rates or an indexed rate at surrender, as applicable.

In addition, the Company issues variable life, variable universal life and universal life contracts where the Company contractually guarantees to the contractholder a death benefit even when there is insufficient value to cover monthly mortality and expense charges, whereas otherwise the contract would typically lapse ("no lapse guarantee"). Variable life and variable universal life contracts are offered with general and separate account options.

The assets supporting the variable portion of both traditional variable annuities and certain variable contracts with guarantees are carried at fair value and reported as "Separate account assets" with an equivalent amount reported as "Separate account liabilities." Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in "Policy charges and fee income" and changes in liabilities for minimum guarantees are generally included in "Policyholders' benefits." In 2004 there were no gains or losses on transfers of assets from the general account to a separate account.

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. For guarantees of benefits that are payable at annuitization, the net amount at risk is generally defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance. The Company's contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

8. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

As of December 31, 2004, the Company had the following guarantees associated with these contracts, by product and guarantee type:

                                                                             December 31, 2004
                                                                --------------------------------------------
                                                                 In the Event of          At Annuitization /
                                                                      Death                  Accumulation
                                                                --------------------------------------------
   Variable Annuity Contracts                                             (dollars in thousands)
   Return of Net Deposits
   Account value                                                     $ 253,843                      N/A
   Net amount at risk                                                $     395                      N/A
   Average attained age of contractholders                            61 years                      N/A

   Minimum return or anniversary contract value
   Account value                                                     $ 743,506                  $68,612
   Net amount at risk                                                $  67,040                       $0
   Average attained age of contractholders                            63 years                       56
   Average period remaining until earliest expected                        N/A                6.5 years
   annuitization


                                                                  Unadjusted Value         Adjusted Value
   Market value adjusted annuities
                                                                -------------------    ---------------------

   Account value                                                       $34,053                  $35,885


                                                                  December 31, 2004
                                                                ----------------------
                                                                   In the Event of
                                                                        Death
                                                                ----------------------
   Variable Life,  Variable  Universal Life and Universal Life  (dollars in thousands)
   Contracts
   No Lapse Guarantees
   Separate account value                                            $  417,967
   General account value                                             $   65,494
   Net amount at risk                                                $5,329,909
   Average attained age of contractholders                             42 years

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

                                                        December 31, 2004
                                                       ------------------
                                                          (in thousands)

      Equity funds ..................................        $552,820
      Bond funds ....................................          78,373
      Balanced funds ................................          21,584
      Money market funds ............................          23,605
      Specialty funds ...............................              81
                                                             --------
           Total ....................................        $676,463
                                                             ========

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

8. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

The total amount of funds invested in separate account investment options for variable life, variable universal life and universal life contracts with guarantees was $418 million at December 31, 2004.

In addition to the above mentioned amounts invested in separate account investment options, $321 million of account balances of variable annuity contracts with guarantees (inclusive of contracts with MVA features) were invested in general account investment options.

Liabilities For Guarantee Benefits

The table below summarizes the changes in general account liabilities for guarantees on variable contracts. The liabilities for guaranteed minimum death benefits ("GMDB") and guaranteed minimum income benefits ("GMIB") are included in "Future policy benefits" and the related changes in the liabilities are included in "Policyholders' benefits."

                                                     Guaranteed Minimum
                                                    Death Benefit (GMDB)
                                                    --------------------
                                                       (in thousands)

               Balance as of January 1, 2004 ......      $ 1,633

                 Incurred guarantee benefits ......          762

                 Paid guarantee benefits ..........       (1,154)
                                                         -------
               Balance as of December 31, 2004 ....      $ 1,241
                                                         =======

The GMDB liability is determined each period end by estimating the accumulated value of a percentage of the total assessments to date less the accumulated value of the death benefits in excess of the account balance. The percentage of assessments used is chosen such that, at issue, the present value of expected death benefits in excess of the projected account balance and the percentage of the present value of total expected assessments over the lifetime of the contracts are equal. The Company regularly evaluates the estimates used and adjusts the GMDB liability balance, with a related charge or credit to earnings, if actual experience or other evidence suggests that earlier assumptions should be revised.

The present value of death benefits in excess of the projected account balance and the present value of total expected assessments for GMDB's were determined over a reasonable range of stochastically generated scenarios. For variable annuities and variable universal life, 5,000 scenarios were stochastically generated and, from these, 200 scenarios were selected using a sampling technique. For variable life, various scenarios covering a reasonable range were weighted based on a statistical lognormal model. For universal life, 10,000 scenarios were stochastically generated and, from these, 100 were selected.

Sales Inducements

The Company defers sales inducements and amortizes them over the anticipated life of the policy using the same methodology and assumptions used to amortize deferred policy acquisition costs. These deferred sales inducements are included in "Other assets." The Company offers various types of sales inducements. These inducements include: (i) a bonus whereby the policyholder's initial account balance is increased by an amount equal to a specified percentage of the customer's initial deposit and (ii) additional interest credits after a certain number of years a contract is held. Changes in deferred sales inducements are as follows:

                                                    Sales Inducements
                                                    -----------------
                                                     (in thousands)

              Balance as of January 1, 2004 ......      $  7,879

                Capitalization ...................         4,461

                Amortization .....................        (1,225)
                                                        --------
              Balance as of December 31, 2004 ....      $ 11,115
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

Statutory net income (loss) of the Company amounted to $57 million, $(60) million, and $(45) million for the years ended December 31, 2004, 2003 and 2002, respectively. Statutory surplus of the Company amounted to $148 million and $90 million at December 31, 2004 and 2003, respectively. The statutory losses in 2003, and 2002 were primarily attributed to the surplus strain from new business, which results from higher commissions and selling expenses, which are not deferred under statutory accounting, and from increases to reserves. During 2004, the Company obtained reinsurance on the term life business from a captive affiliate, mitigating the surplus strain on that business. The agreement is discussed further in Note 13.

In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance or, "Codification," which replaced the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting as of January 1, 2001. Codification provided guidance for areas where statutory accounting had been silent and changed current statutory accounting in certain areas. The Company adopted the Codification guidance effective January 1, 2001. As a result of these changes, the Company reported an increase to statutory surplus of $7 million, primarily relating to the recognition of deferred tax assets.

The Company is subject to New Jersey law. The maximum amount of dividends, which can be paid by State of New Jersey insurance companies to shareholders without prior approval of the Insurance Commissioner, is subject to N.J.S.A.17:27A-4.c(2)(b). There have been no dividend payments to the Company's parent in 2004, 2003 or 2002. However, the Company received a $40 million capital contribution from its Parent during 2003.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values presented below have been determined by using available market information and by applying valuation methodologies. Considerable judgment is applied in interpreting data to develop the estimates of fair value. These fair values may not be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the fair values. The methods and assumptions discussed below were used in calculating the fair values of the instruments. See Note 11 for a discussion of derivative instruments.

Fixed maturities

The fair values of public fixed maturity securities are based on quoted market prices or estimates from independent pricing services. However, for investments in private placement fixed maturity securities, this information is not available. For these private investments, the fair value is determined typically by using a discounted cash flow model, which considers current market credit spreads for publicly traded issues with similar terms by companies of comparable credit quality, and an additional spread component for the reduced liquidity associated with private placements. This additional spread component is determined based on surveys of various third party financial institutions. Historically, changes in estimated future cash flows or the assessment of an issuer's credit quality have been the more significant factors in determining fair values.

Policy loans

The fair value of policy loans is calculated using a discounted cash flow model based upon current U.S. Treasury rates and historical loan repayment patterns.

Investment contracts

For individual deferred annuities and other deposit liabilities, fair value approximates carrying value.

Derivative financial instruments

See note 11 for disclosure of fair value on these instruments.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

10. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table discloses the carrying amounts and fair values of the Company's financial instruments at December 31:

                                                          2004                            2003
                                               --------------------------      --------------------------
                                                Carrying                        Carrying
                                                 Value         Fair Value        Value         Fair Value
                                               ----------      ----------      ----------      ----------
                                                                     (in thousands)
 Financial assets:

    Fixed  maturities, available for sale      $  903,685      $  903,685      $  782,685      $  782,685
    Policy loans                                  153,359         175,090         154,659         179,308
    Short-term investments                         44,549          44,549          44,571          44,571
    Cash and cash equivalents                     108,117         108,117          72,547          72,547
    Separate account assets                     2,112,866       2,112,866       1,926,301       1,926,301

 Financial liabilities:
    Investment contracts                       $  398,615      $  398,615      $  312,635      $  312,635
    Cash collateral for loaned securities          74,527          74,527          78,855          78,855
    Securities sold under agreementS
        to repurchase                              24,754          24,754          14,483          14,483
    Separate account liabilities                2,112,866       2,112,866       1,926,301       1,926,301

11. DERIVATIVE INSTRUMENTS

Types of Derivative Instruments

Interest rate swaps are used by the Company to manage interest rate exposures arising from mismatches between assets and liabilities (including duration mismatches) and to hedge against changes in the value of assets it anticipates acquiring and other anticipated transactions and commitments. Swaps may be specifically attributed to specific assets or liabilities or may be based on a portfolio basis. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed upon notional principal amount. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. Cash is paid or received based on the terms of the swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty at each due date.

Exchange-traded futures and options are used by the Company to reduce market risks from changes in interest rates, to alter mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, and to hedge against changes in the value of securities it owns or anticipates acquiring or selling. In exchange-traded futures transactions, the Company agrees to purchase or sell a specified number of contracts, the values of which are determined by the values of designated classes of securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures and options with regulated futures commissions merchants who are members of a trading exchange.

Futures typically are used to hedge duration mismatches between assets and liabilities. Futures move substantially in value as interest rates change and can be used to either modify or hedge existing interest rate risk. This strategy protects against the risk that cash flow requirements may necessitate liquidation of investments at unfavorable prices resulting from increases in interest rates. This strategy can be a more cost effective way of temporarily reducing the Company's exposure to a market decline than selling fixed income securities and purchasing a similar portfolio when such a decline is believed to be over.

Credit Risk

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company's derivative contracts is limited to the fair value at the reporting date. The credit exposure of the Company's over-the-counter derivative transactions is represented by the fair value (market value) of contracts with a positive fair value (market value) at the reporting date. Because exchange-traded futures and options are effected through regulated exchanges, and positions are marked to market on a daily basis, the Company has little exposure to credit-related losses in the event of nonperformance by counterparties to such financial instruments.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

11. DERIVATIVE INSTRUMENTS (continued)

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

12. CONTINGENCIES AND LITIGATION AND REGULATORY MATTERS

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

Litigation and Regulatory Proceedings

The Company is subject to legal and regulatory actions in the ordinary course of its businesses, which may include class action lawsuits. Pending legal and regulatory actions include proceedings relating to aspects of the businesses and operations that are specific to the Company and that are typical of the businesses in which the Company operates. Class action and individual lawsuits may involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payment and procedures, premium charges, policy servicing and breach of fiduciary duties to customers. We may also be subject to litigation arising out of our general business activities, such as our investments and third party contracts. In certain of these matters, the plaintiffs may seek large and/or indeterminate amounts, including punitive or exemplary damages.

The  Company  has  received  formal  requests  for  information  relating to its variable annuity business from regulators, including, among others, the Securities and Exchange Commission and the State of New York Attorney General's office. As part of a broad initiative by the NAIC, the Company has received a request for information from the New Jersey Department of Banking and Insurance related to producer compensation and fee arrangements. It is possible that other regulators will issue similar requests.

The Company's litigation is subject to many uncertainties, and given the complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of litigation and regulatory matters. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters should not have a material adverse effect on the Company's financial position.

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

The Company is charged distribution expenses from Prudential Insurance's agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

13. RELATED PARTY TRANSACTIONS (Continued)

Affiliated Asset Management Fee Income

Beginning October 1, 2002, in accordance with a servicing agreement with Prudential Investments LLC, the Company receives fee income from policyholder account balances invested in the Prudential Series Funds ("PSF"). These revenues are recorded as "Asset management fees" in the Statements of Operations and Comprehensive Income.

Corporate Owned Life Insurance

The Company has sold two Corporate Owned Life Insurance ("COLI") policies to Prudential Insurance. The cash surrender value included in separate accounts was $462 million and $430 million at December 31, 2004 and December 31, 2003, respectively. Fees related to the COLI policies were $4 million, $3 million and $7 million for the years ending December 31, 2004, 2003 and 2002, respectively.

Reinsurance with Affiliates

PARCC

In September 2004, the Company entered into an agreement to reinsure its term life insurance with an affiliated company, PARCC. The Company reinsures with PARCC 90 percent of the risks under such policies through an automatic and facultative coinsurance agreement. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions.

The coinsurance agreement with PARCC also replaces the yearly renewable term agreements with external reinsurers that were previously in effect on this block of business. There was no net cost associated with the initial transaction. Reinsurance recoverables related to this agreement were $56 million as of December 31, 2004.

Prudential Insurance

In December 2004, the Company recaptured the excess of loss reinsurance agreement with Prudential and replaced it with a revised yearly renewable term agreement to reinsure all risks, not otherwise reinsured. Reinsurance recoverables related to this agreement were $8 million as of December 31, 2004. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions.

Affiliated premiums ceded from these life reinsurance agreements for the periods ended December 31, 2004, 2003, and 2002 were $27 million, $1 million, and $1 million, respectively. Affiliated benefits ceded for the periods ended December 31, 2004, 2003, and 2002 from these life reinsurance agreements are $16 million in 2004, $0 in 2003, and $8 million in 2002.

Debt Agreements

The Company and its parent, Pruco Life, have a revolving line of credit facility of up to $800 million with Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance. The total of asset-based financing and borrowing under this credit facility for the Company and its parent cannot be more than $800 million. As of December 31, 2004 and 2003, there was $99 million and $93 million, respectively, of asset-based financing. There is no outstanding debt to Prudential Funding, LLC as of December 31, 2004 or December 31, 2003.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements
--------------------------------------------------------------------------------

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2004 and 2003 are summarized in the table below:

                                                                      Three months ended
                                                ------------------------------------------------------------------
                                                  March 31          June 30         September 30      December 31
                                                ------------------------------------------------------------------
2004                                                                      (in thousands)
Total revenues                                  $     44,907      $     46,297      $     40,500      $     39,297
Total benefits and expenses                           35,106            39,646            33,536            26,746
Income from operations before income taxes
and cumulative effect of accounting change             9,801             6,651             6,964            12,551
Net income                                             6,912             4,774             6,432             7,297
                                                ------------------------------------------------------------------

                                                ------------------------------------------------------------------
2003                                                                       (in thousands)
Total revenues                                  $     35,410      $     42,421      $     38,893      $     41,533
Total benefits and expenses                           32,104            33,770            33,297            29,535
Income from operations before income taxes
and cumulative effect of accounting change             3,306             8,651             5,596            11,998
Net income                                             2,633             5,932             3,229             8,823