Form 10-Q
period 2005-03-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2005-05-13
CIK 1038509

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                           __________________________

                                    FORM 10-Q
                           ___________________________
(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 33-18053
                        ________________________________
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO ___

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO __X__



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 13, 2005. Common stock, par value of $5 per share:
                           400,000 shares outstanding

       PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY MEETS THE CONDITIONS SET
        FORTH IN GENERAL INSTRUCTION (H) (1) (A) AND (B) ON FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                                                  TABLE OF CONTENTS
                                                  -----------------

                                                                                                            Page No.
                                                                                                            --------
                                            PART I - FINANCIAL INFORMATION
                                            ------------------------------

         Item 1.  Financial Statements (Unaudited):

                           Interim Statements of Financial Position,
                           As of March 31, 2005 and December 31, 2004                                          3

                           Interim Statements of Operations and Comprehensive Income,
                           Three months ended March 31, 2005 and 2004                                          4

                           Interim Statement of Stockholder's Equity,
                           Three months ended March 31, 2005                                                   5

                           Interim Statements of Cash Flows,
                           Three months ended March 31, 2005 and 2004                                          6

                           Notes to Interim Financial Statements                                               7

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations        10

         Item 4.  Controls and Procedures                                                                      12

                                             PART II - OTHER INFORMATION
                                             ---------------------------


         Item 1.  Legal proceedings                                                                            12

         Item 6.  Exhibits                                                                                     13

         Signatures                                                                                            14

         FORWARD-LOOKING STATEMENTS

         Some of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management's Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "includes," "plans," "assumes," "estimates," "projects," "intends," "should," "will," "shall" or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance of financial markets and interest rate fluctuations; (2) domestic or international military or terrorist activities or conflicts; (3) volatility in the securities markets; (4) regulatory or legislative changes, including changes in tax law; (5) changes in statutory or U.S. GAAP accounting principles, practices or policies; (6) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (7) re-estimates of our reserves for future policy benefits and claims; (8) changes in our assumptions related to deferred policy acquisition costs; (9) events resulting in catastrophic loss of life; (10) investment losses and defaults; (11) changes in our claims-paying ratings; (12) competition in our product lines and for personnel; (13) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; and (14) the effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

INTERIM STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
AS OF MARCH 31, 2005 AND DECEMBER 31, 2004 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                          MARCH 31,       DECEMBER 31,
                                                                            2005             2004
                                                                         ----------       ----------
ASSETS
Fixed maturities available for sale,
    at fair value (amortized cost, 2005: $943,142 and 2004: $874,200)    $  955,682       $  903,685
Policy loans                                                                154,066          153,359
Short-term investments                                                       44,799           44,549
Other long-term investments                                                   2,031            1,977
                                                                         ----------       ----------
      Total investments                                                   1,156,578        1,103,570
Cash and cash equivalents                                                    72,456          108,117
Deferred policy acquisition costs                                           195,158          183,219
Accrued investment income                                                    17,116           15,045
Reinsurance recoverable                                                      68,920           67,411
Receivables from affiliates                                                  18,591           17,152
Other assets                                                                 83,618           13,789
Separate account assets                                                   2,073,806        2,112,866
                                                                         ----------       ----------
TOTAL ASSETS                                                             $3,686,243       $3,621,169
                                                                         ==========       ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
Policyholders' account balances                                             809,498          796,421
Future policy benefits and other policyholder liabilities                   196,443          189,673
Cash collateral for loaned securities                                        68,297           74,527
Securities sold under agreements to repurchase                               42,841           24,754
Income taxes payable                                                         62,429           76,878
Other liabilities                                                           113,644           27,788
Separate account liabilities                                              2,073,806        2,112,866
                                                                         ----------       ----------
TOTAL LIABILITIES                                                         3,366,958        3,302,907
                                                                         ----------       ----------

CONTINGENCIES (SEE NOTE 2)

STOCKHOLDER'S EQUITY
Common stock, $5 par value;
      400,000 shares, authorized;
      issued and outstanding at
      March 31, 2005 and December 31, 2004                                    2,000            2,000
Additional paid-in capital                                                  168,842          168,810
Deferred compensation                                                          (168)            (152)
Retained earnings                                                           141,289          134,358
Accumulated other comprehensive income                                        7,322           13,246
                                                                         ----------       ----------
TOTAL STOCKHOLDER'S EQUITY                                                  319,285          318,262
                                                                         ----------       ----------
TOTAL LIABILITIES AND
    STOCKHOLDER'S EQUITY                                                 $3,686,243       $3,621,169
                                                                         ==========       ==========

              SEE NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (IN THOUSANDS)
--------------------------------------------------------------------------------



                                                                 THREE MONTHS ENDED MARCH 31
                                                                -------------------------------

                                                                  2005                   2004
                                                                --------               --------
REVENUES

Premiums                                                        $  2,046               $ 11,770
Policy charges and fee income                                     17,384                 18,338
Net investment income                                             14,003                 12,610
Realized investment gains (losses), net                           (1,551)                   499
Asset management fees                                              1,339                  1,200
Other income                                                         634                    490
                                                                --------               --------

TOTAL REVENUES                                                    33,855                 44,907
                                                                --------               --------

BENEFITS AND EXPENSES

Policyholders' benefits                                            6,082                 12,213
Interest credited to policyholders' account balances               6,771                  6,612
General, administrative and other expenses                        14,045                 16,281
                                                                --------               --------

TOTAL BENEFITS AND EXPENSES                                       26,898                 35,106
                                                                --------               --------

Income from operations before income tax expense and
cumulative effect of accounting change                             6,957                  9,801
                                                                --------               --------

Income tax expense                                                    26                  2,705
                                                                --------               --------

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE           6,931                  7,096

Cumulative effect of accounting change, net of taxes                   -                   (184)
                                                                --------               --------
NET INCOME                                                         6,931                  6,912
                                                                --------               --------

Change in net unrealized investment gains, net of taxes           (5,924)                 3,843
Cumulative effect of accounting change, net of taxes                   -                    547
                                                                --------               --------

 Other comprehensive income (loss), net of taxes                  (5,924)                 4,390
                                                                --------               --------


TOTAL COMPREHENSIVE INCOME                                      $  1,007               $ 11,302
                                                                ========               ========

              SEE NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

INTERIM STATEMENTS OF STOCKHOLDER'S EQUITY
THREE MONTHS ENDED MARCH 31, 2005 (IN THOUSANDS)
------------------------------------------------

                                                                                           ACCUMULATED
                                                ADDITIONAL                                    OTHER            TOTAL
                                   COMMON       PAID - IN       RETAINED       DEFERRED   COMPREHENSIVE    STOCKHOLDER'S
                                    STOCK        CAPITAL        EARNINGS     COMPENSATION   INCOME (LOSS)      EQUITY
                                  --------     -----------     ----------    ------------ ---------------  -------------
BALANCE, DECEMBER 31, 2004        $ 2,000      $ 168,810        $ 134,358     $   (152)      $ 13,246        $ 318,262

   Net income                           -              -            6,931            -              -            6,931

   Stock-based compensation
    programs                            -             32                -          (16)             -               16
   Change in net unrealized
   investment gains, net of
   taxes                                -              -                -            -         (5,924)          (5,924)
                                  -------      ---------        ---------     --------       --------        ---------
BALANCE, MARCH 31, 2005           $ 2,000      $ 168,842        $ 141,289     $   (168)      $  7,322        $ 319,285
                                  =======      =========        =========     ========       ========        =========


              SEE NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (IN THOUSANDS)
---------------------------------------------------------

                                                                   THREE MONTHS ENDED, MARCH 31
                                                                   ----------------------------
                                                                      2005             2004
                                                                   ---------        ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
   Net income                                                      $   6,931        $   6,912
   Adjustments to reconcile net income to net cash (used in)
   provided by
      Operating activities:
      Policy charges and fee income                                   (4,246)          (4,465)
      Interest credited to policyholders' account balances             5,304            6,612
      Realized investment (gains) losses, net                          2,785             (499)
      Amortization and other non-cash items                           12,721           (8,317)
      Cumulative effect of accounting change, net of taxes                 -              184
      Change in:
        Future policy benefits and other policyholders'
        liabilities                                                    6,770            7,010
        Reinsurance recoverable                                       (1,509)          (3,530)
        Accrued investment income                                     (2,071)          (1,362)
        Policy loans                                                    (707)           1,553
        Receivable from affiliates                                    (1,439)            (431)
        Deferred policy acquisition costs                            (11,939)             509
        Income taxes payable                                         (14,449)           5,174
        Other, net                                                    16,016              804
                                                                   ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES                                  14,167           10,154
                                                                   ---------        ---------

CASH FLOWS (USED IN) FROM  INVESTING ACTIVITIES:
   Proceeds from the sale/maturity of:
      Fixed maturities available for sale                            350,846           13,098
   Payments for the purchase of:
      Fixed maturities available for sale                           (422,116)         (57,247)
   Other long-term investments                                           240              (23)
   Short term investments, net                                          (297)          12,650
                                                                   ---------        ---------
CASH FLOWS USED IN INVESTING ACTIVITIES                              (71,327)         (31,522)
                                                                   ---------        ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
   Policyholders' account balances:
      Deposits                                                        40,396           53,735
      Withdrawals                                                    (30,770)         (37,927)
   Cash collateral for loaned securities, net                         (6,230)         (19,876)
   Securities sold under agreements to repurchase, net                18,087            9,479
   Deferred compensation                                                 (16)            (154)
   Stock based compensation                                               32               18
                                                                   ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES                                  21,499            5,275
                                                                   ---------        ---------

Net decrease in cash and cash equivalents                            (35,661)         (16,093)
Cash and cash equivalents, beginning of year                         108,117           72,547
                                                                   ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  72,456        $  56,454
                                                                   =========        =========


              SEE NOTES TO INTERIM FINANCIAL STATEMENTS(UNAUDITED)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or "GAAP," on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. These interim financial statements are unaudited but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the results of operations and financial condition of Pruco Life Insurance Company of New Jersey, or the "Company," for the interim periods presented. The Company is a wholly owned subsidiary of the Pruco Life Insurance Company, or "Pruco Life," which in turn is a wholly owned subsidiary of The Prudential Insurance Company of America, or "Prudential Insurance." Prudential Insurance is a wholly owned subsidiary of Prudential Financial, Inc., or "Prudential Financial." All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. Certain amounts in the Company's prior year financial statements have been reclassified to conform to the current year presentation.

The Company has extensive transactions and relationships with Prudential Insurance and other affiliates. It is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.


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

LITIGATION AND REGULATORY MATTERS
The Company is subject to legal and regulatory actions in the ordinary course of its businesses, including class actions. Pending legal and regulatory actions include proceedings relating to aspects of the businesses and operations that are specific to the Company and that are typical of the businesses in which the Company operates. Class action and individual lawsuits involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payments and procedures, premium charges, policy servicing and breach of fiduciary duties to customers. We are also subject to litigation arising out of our general business activities, such as our investments and third party contracts. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

The Company's litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters should not have a material adverse effect on the Company's financial position.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ADOPTION OF STATEMENT OF POSITION 03-1
In July 2003, the Accounting Standards Executive Committee, or "AcSEC," of the American Institute of Certified Public Accountants, or "AICPA," issued Statement of Position, or "SOP," 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". AcSEC issued the SOP to address the need for interpretive guidance to be developed in three areas: separate account presentation and valuation; the accounting recognition given sales inducements (bonus interest, bonus credits, persistency bonuses); and the classification and valuation of certain long-duration contract liabilities.

The Company adopted the SOP effective January 1, 2004. The effect of initially adopting SOP 03-1 was a net of tax charge of $0.2 million, reported as a cumulative effect of accounting change in the results of operations for the three months ended March 31, 2004. This charge reflects primarily the net impact of converting certain individual market value adjusted annuity contracts from separate account accounting treatment to general account accounting treatment and the effect of establishing reserves for guaranteed minimum death benefit ("GMDB") provisions of the Company's annuity contracts. In addition, the Company recorded an increase in other comprehensive income of $0.5 million after tax related to recording the cumulative unrealized investment gains, net of shadow deferred acquisition costs, or "DAC," on fixed maturities reclassified from the separate account to the general account as of January 1, 2004.

In June 2004, the FASB issued FASB Staff Position, or "FSP," 97-1, "Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require an Accrual of an Unearned Revenue Liability." FSP 97-1 clarifies the accounting for unearned revenue liabilities of certain universal-life contracts under SOP 03-1. The Company's adoption of FSP 97-1 on July 1, 2004 did not change the accounting for unearned revenue liabilities and, therefore, had no impact on Company's results of operations.

The cumulative effect of the adoption of this SOP is shown in the statement of cash flows under "Cumulative Effect of Accounting Change" and includes increases in fixed maturities and policyholder account balances of approximately $40 million related to the reclassifications of annuity contracts from the separate account to the general account. This activity also includes the establishment of the GMDB reserves of approximately $1.6 million and the increase in DAC of $0.4 million. Other balance sheet accounts that were affected include other long-term investments and deferred taxes payable.

STOCK OPTIONS
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (R), "Share-Based Payment," which replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 (R) requires all entities to apply the fair value based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. Under this method, compensation costs of awards to employees, such as stock options, are measured at fair value and expensed over the period during which an employee is required to provide service in exchange for the award (the vesting period). The Company had previously adopted the fair value recognition provision of the original SFAS No. 123, prospectively for all new stock options issued to employees on or after January 1, 2003. As issued, SFAS No. 123 (R) is effective for interim and annual periods beginning after June 15, 2005. However, the SEC has recently deferred the effective date and as a result the Company will adopt SFAS No. 123 (R) on January 1, 2006. By that date, there will be no unvested stock options issued prior to January 1, 2003.

RECLASSIFICATIONS
Certain amounts in the prior years have been reclassified to conform to the current year presentation.


4. RELATED PARTY TRANSACTIONS

CORPORATE OWNED LIFE INSURANCE
Prudential Insurance owns Corporate Owned Life Insurance Policies issued by the Company. The cash surrender value of these policies included in separate account liabilities was $454 million and $462 million at March 31, 2005 and December 31, 2004, respectfully.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

4. RELATED PARTY TRANSACTIONS (CONTINUED)

REINSURANCE WITH AFFILIATES
On August 1, 2004, the Company entered into an agreement to reinsure its term life insurance policies known as Term Elite and Term Essential, or "Term," with an affiliated company, Prudential Arizona Reinsurance Captive Company, or "PARCC." The Company reinsured with PARCC, 90 percent of the risks under such policies through an automatic and facultative coinsurance agreement. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. This coinsurance agreement replaces the yearly renewable term agreements with external reinsurers that were previously in effect on this block of business. There was no net cost associated with the initial transaction, which was accounted for in accordance with SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." Reinsurance recoverables related to this agreement were $59 million at March 31, 2005.

In December 2004, the Company recaptured the excess of loss reinsurance agreement with Prudential Insurance Company of America, or "Prudential Insurance," and replaced it with a revised yearly renewable term agreement to reinsure all risks, not otherwise reinsured. Reinsurance recoverables related to this agreement were $8 million as of March 31, 2005. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) ON FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

This Management's Discussion and Analysis of Financial Condition and Results of Operations, or "MD&A," addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the "Company," as of March 31, 2005, compared with December 31, 2004, and its results of operations for the three month periods ended March 31, 2005 and March 31, 2004. You should read the following analysis of our financial condition and results of operations in conjunction with the Company's MD&A and audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and Interim Financial Statements (unaudited) included elsewhere in this Quarterly Report on Form 10-Q.

The Company sells interest-sensitive individual life insurance and variable life insurance, term life insurance and individual variable annuities, primarily through Prudential Insurance's sales force in New Jersey and New York. These markets are subject to regulatory oversight, with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers, which have historically segregated the markets of the financial services industry, have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels.

Generally, the Company's products offer the option of investing in separate accounts, segregated funds for which investment risks are borne by the customer, or the Company's portfolio, referred to as the "general account". The Company earns its profits through policy fees charged to separate account annuity and life policyholders and through the interest spread for general account annuity and life products. Policy charges and fee income consist mainly of three types: sales charges or loading fees on new sales, mortality and expense charges, or "M&E," assessed on fund balances, and mortality and related charges based on total life insurance in force business. Policyholder fund values are affected by net sales (sales less withdrawals), changes in interest rates, and investment returns. The interest spread represents the difference between the investment income earned by the Company on its investment portfolio and the amount of interest credited to the policyholders' accounts. Products that generate interest-spread primarily include general account life insurance products, fixed annuities and the fixed-rate option of variable annuities.

In addition to policy charges and fee income, the Company earns revenues from insurance premiums from term life insurance and asset management fees from separate account fund balances. The Company's benefits and expenses principally consist of insurance benefits provided, general business expenses, commissions and other costs of selling and servicing the various products we sell and interest credited to policyholders' account balances.

The Company's Changes in Financial Position and Results of Operations are described below.

1. ANALYSIS OF FINANCIAL CONDITION

MARCH 31, 2005 VERSUS DECEMBER 31, 2004
From December 31, 2004 to March 31, 2005 total assets increased by $65 million, from $3.621 billion to $3.686 billion. Fixed maturities increased by $52 million, from $904 million to $956 million, as a result of investing positive cash flows. Other assets increased by $70 million due to a higher level of receivables for securities on unsettled trades. Cash and cash equivalents are lower by $36 million as cash used in investing activities exceeded cash provided from operating and financing activities in the first three months of 2005. DAC increased $12 million driven by a $9 million increase in the shadow DAC adjustment lower unrealized gains and higher capitalization from new sales. The largest decrease was in separate account assets, which declined by $39 million in the first quarter of 2005, primarily due to a decrease in market value of $31 million as a result of weaker equity markets and negative cash flows (sales less withdrawals).

From December 31, 2004 to March 31, 2005, total liabilities increased by $64 million, from $3.303 billion to $3.367 billion. Other liabilities increased by $86 million primarily due to increased investment payables on unsettled trades. Policyholders' account balances increased by $13 million, from $796 million in 2004, primarily due to positive net sales in the annuity business. Future policy benefits and other policyholder liabilities increased by $7 million, from $190 million at December 31, 2004, as a result of growth in the term insurance business. Income taxes payable, net of receivables, decreased by $14 million primarily as a result of a $12 million tax payment made in the first three months of 2005. Corresponding with the asset change, separate account liabilities decreased by $39 million from $2.113 billion at December 31, 2004, as described above.

Stockholder's equity increased by $1 million, from $318 million at December 31, 2004, to $319 million at March 31, 2005, primarily as a result of net income. Details of results of operations are discussed below.

2. RESULTS OF OPERATIONS

MARCH 31, 2005 TO MARCH 31, 2004 THREE MONTH COMPARISON

NET INCOME
Net income of $7 million for the three months ended March 31, 2005 was essentially unchanged from the same period in 2004. Increased earnings from higher spread revenues and the impact of a lower effective tax rate in 2005 from a reduction of tax reserves of approximately $2 million, reflecting the resolution of certain items with the Internal Revenue Service, were offset by lower underwriting gains and realized capital losses in the current quarter.

REVENUES
Revenues decreased by $11 million, from $45 million in the three months ended March 31, 2004 to $34 million in the same period in 2005. Policy charges and fee income, consisting primarily of mortality and expense charges, loading and other insurance charges assessed on general and separate account policyholders' fund balances, decreased by $1 million, from $18 million in 2004. The decrease resulted from a $1 million decrease for individual life products while annuity products were relatively unchanged from the prior year, increasing by less than $1 million. Although mortality and sales based loading charges for life products increased as a result of continued growth in the in force business, reinsurance premiums on variable and universal life products increased even more. The gross variable in force business grew to $11.6 billion at March 31, 2005, from $11.5 billion at December 31, 2004. Reinsurance ceded premiums increased on Variable and Univeral Life due to the new excess of loss reinsurance agreement (see Note
4) and are reflected within policy charges. Annuity fees are mainly asset based fees which are dependent on fund balances that are affected by net sales as well as asset depreciation or appreciation on the underlying investment funds in which customers may invest. Average annuity fund balances have increased slightly over last year as a result of favorable market performance.

Net investment income increased by $1 million, from $13 million for the three months ended March 31, 2004 to $14 million for the three months ended March 31, 2005, as a result of increased income from fixed maturities due to an increase in the portfolio balance from the investment of positive cash flows into the fixed maturity portfolio.

Premiums decreased by nearly $10 million, from $12 million for the three months ended March 31, 2004 to $2 million for the three months ended March 31, 2005, due to increased reinsurance premiums resulting from the new coinsurance agreement with PARCC, effective August 1, 2004, to reinsure 90% of the entire term book of business, replacing existing yearly renewable term, or "YRT", reinsurance on that business. Coinsurance premiums are generally greater than YRT and, as a result, total reinsurance term premiums during the first three months of 2005 were $14 million higher than the prior year period, exceeding $4 million of growth in the direct term business. Premiums in the annuity business resulting from annuitizations increased less than $1 million from the prior year period.

Realized investment gains and losses declined by $2 million as a result of losses from sales of fixed maturities in a rising interest rate environment.

Asset management fees and other revenues increased slightly as a result of an increase in average separate account balances from market appreciation and positive cash flows

BENEFITS AND EXPENSES
Total benefits and expenses decreased $8 million, from $35 million in the three months ended March 31, 2004 to $27 million in the same period in 2005. Policyholders' benefits, including related changes in reserves, were $6 million lower in the first three months of 2005 than in the prior year period. Policyholders' benefits decreased by $4 million, from $9 million in the first quarter of 2004 to $5 million in the first quarter of 2005, due to increased reinsurance coverage from the new excess of loss reinsurance treaty with Prudential Insurance (see Note 4). Reserve provisions decreased by $2 million, from $3 million for the three months ended March 31, 2004, as a result of increased reinsurance reserves from the new coinsurance reinsurance ceded agreement with PARCC mentioned above.

DAC amortization of $6 million for the three months ended March 31, 2005, was unchanged from the year ago quarter as increases in the annuity business from higher gross profits were offset by lower amortization in the life business. Life amortization was slightly lower in the three months ended March 31, 2005 than in the year ago quarter as current period amortization was reduced due to ceded DAC amortization associated with the new coinsurance treaty with PARCC (see Note 4).

Tax expense for three months ended March 31, 2005 benefited from a reduction of tax reserves of approximately $2 million, reflecting the resolution of certain items with the Internal Revenue Service.

General, administrative and other expenses, excluding DAC amortization, were $2 million lower in the three months ended March 31, 2005 than the same period in 2004. General and administrative expenses were relatively unchanged from the prior year period, while net distribution costs decreased by $3 million due to reinsurance expense allowances, net of capitalization, in the life business as a result of the PARCC coinsurance agreement mentioned above. These allowances are included in net distribution expense within operating expenses and reduce overall distribution costs.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company's management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d - 15(e), as of March 31, 2005. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2005, our disclosure controls and procedures were effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings. Other than discussed in the following paragraphs, no change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), occurred during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As previously reported, in determining the Company's state income tax expense for the three months ended June 30, 2004, an error was made relating to the treatment of state net operating loss carryforwards. This error resulted in an understatement of tax expense, and corresponding overstatement of net income for the three and six months ended June 30, 2004 and nine months ended September 30, 2004. Correction of this error has been reflected in the Company's results of operations for the three months ended December 31, 2004. Management of the Company does not believe the effect of the error on any prior period to be material. The error was identified by the Company in the course of a review and inventory by the Company of its deferred tax balances undertaken during the fourth quarter of 2004.

The Company has implemented, or is implementing enhancements to its internal control over financial reporting to provide reasonable assurance that errors of this type will not recur. These steps include the completion of the Company's comprehensive review and inventory of deferred tax assets and liabilities. The Company is in the process of implementing definitive standards for detailed documentation supporting deferred tax balances and expects to complete this implementation in 2005. The Company is also in the process of implementing an automated application to further enhance control with respect to the collection of detailed deferred tax information, and it expects to fully implement such application in 2005.

Effective January 1, 2005, we implemented a new general ledger and financial reporting platform. The new platform is intended to improve efficiencies through the use of more current technology. Although the implementation of the new platform resulted in changes in certain of our internal controls over financial reporting, we do not believe that the implementation or the related changes in internal controls materially affect the effectiveness of our internal control over financial reporting.


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

The Company's litigation and regulatory matters are is subject to many uncertainties, and given their complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters should not have a material adverse effect on the Company's financial position.

ITEM 6. EXHIBITS
----------------


      31.1    Section 302 Certification of the Chief Executive Officer,

      31.2    Section 302 Certification of the Chief Accounting Officer,

      32.1    Section 906 Certification of the Chief Executive Officer,

      32.2   Section 906 Certification of the Chief Accounting Officer.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Newark and the State of New Jersey on the 13th day of May 2005.



                      PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY


                         By: /s/ John Chieffo
                            --------------------------------------------------
                         John Chieffo
                         Chief Accounting Officer
                         (Authorized Signatory and Principal Financial Officer)




Date:   May 13, 2005

EXHIBIT INDEX


EXHIBIT NUMBER AND DESCRIPTION



        31.1      Section 302 Certification of the Chief Executive Officer,

        31.2      Section 302 Certification of the Chief Financial Officer,

        32.1      Section 906 Certification of the Chief Executive Officer,

        32.2      Section 906 Certification of the Chief Financial Officer.