Form 10-Q
period 2005-06-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2005-08-12
CIK 1038509

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------
                                    FORM 10-Q
                                   -----------

(Mark One)

X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-        EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 33-18053

                        --------------------------------

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

         As of August 12, 2005, 400,000 shares of the registrant's Common Stock (par value $5), were outstanding. As of such date, Pruco Life Insurance Company, an Arizona company and an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey Corporation, owned all of the registrant's Common Stock.

       PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY MEETS THE CONDITIONS SET
         FORTH IN GENERAL INSTRUCTION (H)(1)(A) AND (B) ON FORM 10-Q AND
        IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                       TABLE OF CONTENTS

                                                                                          PAGE NUMBER
                                                                                          -----------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

                  Interim Statements of Financial Position,
                  As of June 30, 2005 and December 31, 2004                                        3

                  Interim Statements of Operations and Comprehensive Income,
                  Three and six months ended June 30, 2005 and 2004                                4

                  Interim Statement of Stockholder's Equity,
                  Six months ended June 30, 2005                                                   5

                  Interim Statements of Cash Flows,
                  Six months ended June 30, 2005 and 2004                                          6

                  Notes to Interim Financial Statements                                            7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations    10

Item 4.  Controls and Procedures                                                                  13

PART II - OTHER INFORMATION

Item 1.  Legal proceedings                                                                        14

Item 6. Exhibits                                                                                  14


Signatures                                                                                        15

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

INTERIM STATEMENTS OF FINANCIAL POSITION
AS OF JUNE 30, 2005 AND DECEMBER 31, 2004 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                             JUNE 30,        DECEMBER 31,
                                                                               2005             2004
                                                                            (UNAUDITED)
                                                                            -----------      ------------
ASSETS
Fixed maturities available for sale,
    at fair value (amortized cost, 2005: $984,105 and 2004: $874,200)        $1,009,251       $  903,685
Policy loans                                                                    154,472          153,359
Short-term investments                                                           22,269           44,549
Other long-term investments                                                       3,108            1,977
                                                                             ----------       ----------
      Total investments                                                       1,189,100        1,103,570
Cash and cash equivalents                                                        72,366          108,117
Deferred policy acquisition costs                                               191,958          183,219
Accrued investment income                                                        16,428           15,045
Reinsurance recoverable                                                          81,351           67,411
Receivables from affiliates                                                      10,018           17,152
Other assets                                                                     14,899           13,789
Separate account assets                                                       2,148,240        2,112,866
                                                                             ----------       ----------
TOTAL ASSETS                                                                 $3,724,360       $3,621,169
                                                                             ==========       ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
Policyholders' account balances                                                 815,801          796,421
Future policy benefits and other policyholder liabilities                       208,269          189,673
Cash collateral for loaned securities                                            65,964           74,527
Securities sold under agreements to repurchase                                   25,611           24,754
Income taxes payable                                                             67,836           76,878
Short-term debt                                                                  35,000                -
Other liabilities                                                                25,697           27,788
Separate account liabilities                                                  2,148,240        2,112,866
                                                                             ----------       ----------
TOTAL LIABILITIES                                                             3,392,418        3,302,907
                                                                             ----------       ----------

CONTINGENCIES  (SEE NOTE 2)

STOCKHOLDER'S EQUITY
Common stock, $5 par value;
      400,000 shares, authorized;
      issued and outstanding at
      June 30, 2005 and December 31, 2004                                         2,000            2,000
Additional paid-in capital                                                      168,867          168,810
Deferred compensation                                                              (186)            (152)
Retained earnings                                                               149,123          134,358
Accumulated other comprehensive income                                           12,138           13,246
                                                                             ----------       ----------
TOTAL STOCKHOLDER'S EQUITY                                                      331,942          318,262
                                                                             ----------       ----------
TOTAL LIABILITIES AND
    STOCKHOLDER'S EQUITY                                                     $3,724,360       $3,621,169
                                                                             ==========       ==========

              SEE NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (IN THOUSANDS)
-----------------------------------------------------------------------------

                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                         JUNE 30,                             JUNE 30,

                                                  2005              2004             2005               2004
                                                 -------           -------          -------            -------
REVENUES

Premiums                                         $ 2,194           $12,092          $ 4,240            $23,862
Policy charges and fee income                     17,537            20,955           34,921             39,293
Net investment income                             14,572            13,039           28,576             25,649
Realized investment gains (losses), net            1,238            (1,526)            (313)            (1,027)
Asset management fees                              1,792             1,209            3,131              2,409
Other income                                         514               528            1,147              1,018
                                                 -------           -------          -------            -------

TOTAL REVENUES                                    37,847            46,297           71,702             91,204
                                                 -------           -------          -------            -------

BENEFITS AND EXPENSES

Policyholders' benefits                            4,612            12,674           10,693             24,887
Interest credited to policyholders'
  account balances                                 7,843             7,427           14,614             14,039
General, administrative and other
  expenses                                        14,376            19,545           28,422             35,826
                                                 -------           -------          -------            -------

TOTAL BENEFITS AND EXPENSES                       26,831            39,646           53,729             74,752
                                                 -------           -------          -------            -------

Income from operations before income
  taxes and cumulative effect of change in
  accounting principle                            11,016             6,651           17,973             16,452

Income tax expense                                 3,182             1,877            3,208              4,582
                                                 -------           -------          -------            -------

NET INCOME BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                     7,834             4,774           14,765             11,870

Cumulative effect of change in
  accounting principle, net of tax                     -                 -                -               (184)
                                                 -------           -------          -------            -------
NET INCOME                                         7,834             4,774           14,765             11,686
                                                 -------           -------          -------            -------

Change in net unrealized investment
  gains, shadow DAC and other shadow
  reserves, net of taxes                           4,816           (10,666)          (1,108)            (6,823)
Cumulative effect of accounting change,
  net of taxes                                         -                 -                -                547
                                                 -------           -------          -------            -------
Other comprehensive income (loss), net
  of tax                                           4,816           (10,666)          (1,108)            (6,276)
                                                 -------           -------          -------            -------

TOTAL COMPREHENSIVE INCOME (LOSS)
                                                 $12,650           $(5,892)          13,657            $ 5,410
                                                 =======           =======          =======            =======

              SEE NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

INTERIM STATEMENTS OF STOCKHOLDER'S EQUITY
SIX MONTHS ENDED JUNE 30, 2005 (IN THOUSANDS)
---------------------------------------------

                                                                                              ACCUMULATED
                                                 ADDITIONAL                                      OTHER          TOTAL
                                     COMMON      PAID - IN       DEFERRED       RETAINED     COMPREHENSIVE  STOCKHOLDER'S
                                     STOCK        CAPITAL      COMPENSATION     EARNINGS     INCOME (LOSS)      EQUITY
                                    -------      ---------     ------------     --------     -------------  -------------
BALANCE, DECEMBER 31, 2004          $ 2,000      $ 168,810       $  (152)       $ 134,358      $ 13,246       $ 318,262

   Net income                             -              -             -           14,765             -          14,765

   Stock-based compensation
     programs                             -             57           (34)               -             -              23

   Change in net unrealized
     investment gains, shadow DAC
     and other shadow reserves,
     net of taxes                         -              -             -                -        (1,108)         (1,108)
                                    -------      ---------       -------        ---------      --------       ---------
BALANCE, JUNE 30, 2005              $ 2,000      $ 168,867       $  (186)       $ 149,123      $ 12,138       $ 331,942
                                    =======      =========       =======        =========      ========       =========

-----------------------------------------------------------------------------------------------------------------------

              SEE NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                     SIX MONTHS ENDED, JUNE 30
                                                                     -------------------------

                                                                        2005           2004
                                                                     ----------     ----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
   Net income                                                        $   14,765     $   11,686
   Adjustments to reconcile net income to net cash (used in)
   provided by
     Operating activities:
     Policy charges and fee income                                       (8,756)        (9,246)
     Interest credited to policyholders' account balances                11,711         14,039
     Realized investment gains, net                                         313          1,023
     Amortization and other non-cash items                                8,543        (25,416)
     Cumulative effect of accounting change, net of taxes                     -            184
     Change in:
        Future policy benefits and other policyholders'
          liabilities                                                    18,596         15,380
        Reinsurance recoverable                                         (13,940)        (6,848)
        Accrued investment income                                        (1,383)        (1,025)
        Policy loans                                                     (1,113)         1,710
        Receivable from affiliates                                        7,134             65
        Deferred policy acquisition costs                                (8,739)       (21,135)
        Income taxes payable                                             (9,042)        14,657
        Other, net                                                       (3,210)        (1,995)
                                                                     ----------     ----------
CASH FLOWS FROM  (USED IN) OPERATING ACTIVITIES                          14,879         (6,921)
                                                                     ----------     ----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Proceeds from the sale/maturity of:
     Fixed maturities available for sale                                537,404        219,585
   Payments for the purchase of:
     Fixed maturities available for sale                               (650,048)      (263,121)
   Other long-term investments                                           (1,131)          (141)
   Short term investments, net                                           22,263         17,325
                                                                     ----------     ----------
CASH FLOWS USED IN INVESTING ACTIVITIES                                 (91,512)       (26,352)
                                                                     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Policyholders' account balances:
     Deposits                                                            79,515        117,900
     Withdrawals                                                        (65,950)       (82,163)
   Proceeds from short-term debt issued                                  40,000              -
   Repayments of short-term debt                                         (5,000)             -
   Cash collateral for loaned securities, net                            (8,563)       (15,321)
   Securities sold under agreements to repurchase, net                      857         18,591
   Deferred compensation                                                    (34)          (113)
   Stock based compensation                                                  57             43
                                                                     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES                                     40,882         38,937
                                                                     ----------     ----------

Net (decrease) increase in cash and cash equivalents                    (35,751)         5,664
Cash and cash equivalents, beginning of year                            108,117         72,547
                                                                     ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $   72,366     $   78,211
                                                                     ==========     ==========
SUPPLEMENTAL CASH FLOW INFORMATION
   Income taxes paid (received)                                      $   11,653     $  (13,774)
                                                                     ----------     ----------

              SEE NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

Pruco Life Insurance Company of New Jersey, or the "Company," is a wholly owned subsidiary of the Pruco Life Insurance Company, or "Pruco Life," which in turn is a wholly owned subsidiary of The Prudential Insurance Company of America, or "Prudential Insurance." Prudential Insurance is a wholly owned subsidiary of Prudential Financial, Inc., or "Prudential Financial."

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or "GAAP," on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. These interim financial statements are unaudited but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the results of operations and financial condition of the Company for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. Certain amounts in the Company's prior year financial statements have been reclassified to conform to the current year presentation.

The Company has extensive transactions and relationships with Prudential Insurance and other affiliates. It is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

2. CONTINGENCIES AND LITIGATION

CONTINGENCIES
On an ongoing basis, our internal supervisory and control functions review the quality of our sales, marketing and other customer interface procedures and practices and may recommend modifications or enhancements. In certain cases, if appropriate, we may offer customers remediation and may incur charges, including the cost of remediation, administrative costs and regulatory fines.

It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected as a result of payments in connection with the matters discussed above, depending, in part, upon the results of operations or cash flow for that period. Management believes, however, that the ultimate payments in connection with currently pending matters should not have a material adverse effect on the Company's financial position.

LITIGATION AND REGULATORY MATTERS
The Company is subject to legal and regulatory actions in the ordinary course of its operations, including class actions. Pending legal and regulatory actions include proceedings relating to aspects of the businesses and operations that are specific to the Company and that are typical of the businesses in which the Company operates. Class action and individual lawsuits involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payments and procedures, premium charges, policy servicing and breach of fiduciary duties to customers. The Company is also subject to litigation arising out of its general business activities, such as its investments and third party contracts. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

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

Prudential Financial and its subsidiaries currently use reinsurance primarily to transfer mortality risk, to acquire or dispose of blocks of business and to manage capital more effectively. Given the recent publicity surrounding certain reinsurance transactions involving other companies in the insurance industry, Prudential Financial voluntarily commenced a review of the accounting for the reinsurance arrangements of Prudential Financial and its subsidiaries to confirm that it complied with applicable accounting rules. This review includes an inventory and examination of current and past arrangements. This review is ongoing and not yet complete. Subsequent to commencing this voluntary review, Prudential Financial and certain subsidiaries received formal requests for information from the Connecticut Attorney General, the Connecticut Insurance Department and the Securities and Exchange Commission requesting information regarding their participation in certain reinsurance transactions. Prudential Financial believes that a number of other insurance industry participants have also received similar requests. It is possible that Prudential Financial and its subsidiaries may receive additional requests from regulators relating to reinsurance arrangements. Prudential Financial and its subsidiaries intend to cooperate fully with all such requests.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

2. CONTINGENCIES AND LITIGATION (CONTINUED)

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

The Company adopted the SOP effective January 1, 2004. The effect of initially adopting SOP 03-1 was a net of tax charge of $0.2 million, reported as a cumulative effect of accounting change in the results of operations for the six months ended June 30, 2004. This charge primarily reflected the net impact of converting certain individual market value adjusted annuity contracts from separate account accounting treatment to general account accounting treatment and the effect of establishing reserves for guaranteed minimum death benefit ("GMDB") provisions of the Company's annuity contracts. In addition, the Company recorded an increase in other comprehensive income of $0.5 million after tax related to recording the cumulative unrealized investment gains, net of shadow deferred acquisition costs, or "DAC," on fixed maturities reclassified from the separate account to the general account as of January 1, 2004. Upon adoption of this SOP, reclassifications within the statement of financial position included increases in fixed maturities and policyholder account balances of approximately $40 million related to the reclassifications of annuity contracts from the separate account to the general account. This activity also includes the establishment of the GMDB reserves of approximately $1.6 million and the increase in DAC of $0.4 million. Other balance sheet accounts that were affected include other long-term investments and deferred taxes payable.

In June 2004, the FASB issued FASB Staff Position, or "FSP," 97-1, "Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require an Accrual of an Unearned Revenue Liability." FSP 97-1 clarifies the accounting for unearned revenue liabilities of certain universal-life contracts under SOP 03-1. The Company's adoption of FSP 97-1 on July 1, 2004 did not change the accounting for unearned revenue liabilities and therefore had no impact on Company's results of operations.

STOCK OPTIONS
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," that replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123(R) requires all entities to apply the fair value based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. Under this method, compensation costs of awards to employees, such as stock options, are measured at fair value and expensed over the period during which an employee is required to provide service in exchange for the award (the vesting period). The Company had previously adopted the fair value recognition provision of the original SFAS No. 123, prospectively for all new stock options issued to employees on or after January 1, 2003. As issued, SFAS No. 123(R) is effective for interim and annual periods beginning after June 15, 2005. However, the SEC recently deferred the effective date and as a result the Company will adopt SFAS No. 123(R) on January 1, 2006. By that date, there will be no unvested stock options issued prior to January 1, 2003.

4. RELATED PARTY TRANSACTIONS

CORPORATE OWNED LIFE INSURANCE
Prudential Insurance owns Corporate Owned Life Insurance Policies issued by the Company. The cash surrender value, which approximates the contract value of these policies, included in separate account liabilities was $463 million and $462 million at June 30, 2005 and December 31, 2004, respectfully. Fees related to the COLI policies in each the three months ended June 30, 2005 and June 30, 2004 were $1 million. Fees related to the COLI policies in the six months ended June 30, 2005 and June 30, 2004 were $3 million and $2 million, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

4. RELATED PARTY TRANSACTIONS (CONTINUED)

REINSURANCE WITH AFFILIATES
On August 1, 2004, the Company entered into an agreement to reinsure its term life insurance policies, known as Term Elite and Term Essential, or "Term," with an affiliated company, Prudential Arizona Reinsurance Captive Company, or "PARCC." The Company reinsured with PARCC 90 percent of the risks under such policies through a coinsurance agreement. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. This coinsurance agreement replaced yearly renewable term agreements with external reinsurers that were previously in effect with respect to this block of business. There was no net cost associated with the initial transaction, which was accounted for in accordance with SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." Reinsurance recoverable related to this agreement was $75 million as of June 30, 2005.

In December 2004, the Company recaptured the excess of loss reinsurance agreement with Prudential Insurance and replaced it with a revised yearly renewable term agreement to reinsure all risks, not otherwise reinsured. Reinsurance recoverable related to this agreement was $6 million as of June 30, 2005. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions.

DEBT AGREEMENTS
THE COMPANY AND ITS PARENT, PRUCO LIFE, HAD A REVOLVING LINE OF CREDIT FACILITY OF UP TO $800 MILLION WITH PRUDENTIAL FUNDING, LLC, A WHOLLY OWNED SUBSIDIARY OF PRUDENTIAL INSURANCE. THIS CREDIT FACILITY WAS REVISED IN JULY 2005 LIMIT THE TOTAL CREDIT LINE AVAILABLE TO THE COMPANY TO $250 MILLION, OF WHICH, THE AMOUNT OF BORROWINGS CANNOT EXCEED $100 MILLION. AS OF JUNE 30, 2005 AND DECEMBER 31, 2004, THERE WAS $92 MILLION AND $99 MILLION, RESPECTIVELY, OF ASSET-BASED FINANCING. THERE WAS $35 MILLION OF DEBT OUTSTANDING TO PRUDENTIAL FUNDING, LLC AS OF JUNE 30, 2005 AND NONE AT DECEMBER 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) ON FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

This Management's Discussion and Analysis, or "MD&A," of Financial Condition and Results of Operations addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the "Company," as of June 30, 2005, compared with December 31, 2004, and its results of operations for the three and six month periods ended June 30, 2005 and June 30, 2004. You should read the following analysis of our financial condition and results of operations in conjunction with the Company's MD&A and audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and Interim Financial Statements (unaudited) included elsewhere in this Quarterly Report on Form 10-Q.

GENERAL
The Company sells interest-sensitive individual life insurance and variable life insurance, term life insurance and individual variable annuities, primarily through Prudential Insurance's sales force in New Jersey and New York. These markets are subject to regulatory oversight, with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers, which have historically segregated the markets of the financial services industry, have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels.

PRODUCTS
Generally, the Company's products offer the option of investing in separate accounts, segregated funds for which investment risks are borne by the customer, or the Company's portfolio, referred to as the "general account." The Company earns its profits through policy fees charged to separate account annuity and life policyholders and through the interest spread for general account annuity and life products. Policy charges and fee income consist mainly of three types: sales charges or loading fees on new sales, mortality and expense charges, or "M&E," assessed on fund balances, and mortality and related charges based on total life insurance in force business. Policyholder fund values are affected by net sales (sales less withdrawals), changes in interest rates, and investment returns. The interest spread represents the difference between the investment income earned by the Company on its investment portfolio and the amount of interest credited to the policyholders' accounts. Products that generate interest-spread primarily include general account life insurance products, fixed annuities and the fixed-rate option of variable annuities.

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

1. CHANGES IN FINANCIAL POSITION

JUNE 30, 2005 VERSUS DECEMBER 31, 2004

From December 31, 2004 to June 30, 2005, total assets increased by $103 million, from $3.621 billion to $3.724 billion. Fixed maturities increased by $105 million, from $904 million to $1.009 billion, as a result of investing positive cash flows. Separate account assets increased by $35 million, from $2.113 billion at December 31, 2004 to $2.148 billion at June 30, 2005, due to positive cash flows (sales less withdrawals) and market performance in the current year. Reinsurance recoverable increased by $14 million, from $67 million at December 31, 2004, largely as a result of increased ceded reserves held under the PARCC agreement (see Note 4 to the Interim Unaudited Financial Statements). Deferred acquisition costs, or "DAC," increased $9 million driven by higher capitalization from new sales and a $3 million increase in the shadow DAC adjustment due to lower unrealized gains.

Short-term investments and cash and cash equivalents combined, decreased by $58 million over the period because cash used in investing activities exceeded cash provided from operating and financing activities during the period.

From December 31, 2004 to June 30, 2005, total liabilities increased by $89 million, from $3.303 billion to $3.392 billion. Corresponding with the asset change, separate account liabilities increased by $35 million from $2.113 billion at December 31, 2004, as described above. The Company had short-term borrowings from an affiliate of $35 million at June 30, 2005 to provide short-term working capital. There were no such borrowings outstanding at December 31, 2004. Policyholders' account balances increased by $20 million, from $796 million in 2004, primarily due to positive net sales in the life business. Future policy benefits and other policyholder liabilities increased by $18 million, from $190 million at December 31, 2004, as a result of growth in the term insurance business. Income taxes payable, net of receivables, decreased by $9 million, primarily as a result of a $12 million tax payment made in the first quarter of 2005.

Stockholder's equity increased by $14 million, from $318 million at December 31, 2004, to $332 million at June 30, 2005, primarily as a result of net income and change in unrealized gains in the fixed maturity portfolios.

2. RESULTS OF OPERATIONS

JUNE 30, 2005 TO JUNE 30, 2004 THREE MONTH COMPARISON

NET INCOME

Net income increased by $3 million, from $5 million in the three months ended June 30, 2004 to $8 million in the three months ended June 30, 2005. The increase reflects increased fees and more favorable claims experience, net of reinsurance, compared to the prior year period. In addition, results for the three months ended June 30, 2005 include a higher contribution from investment income, net of interest credited and interest expense, reflecting improved investment yields and higher asset balances compared to the prior year period.

REVENUES

Revenues decreased by $8 million, from $46 million in the three months ended June 30, 2004 to $38 million in the three months ended June 30, 2005. Premiums decreased by nearly $10 million, from $12 million for the three months ended June 30, 2004 to $2 million for the three months ended June 30, 2005, due to increased ceded reinsurance premiums in the life business resulting from the coinsurance agreement with PARCC, an affiliate, to reinsure 90% of the entire term book of business (See Note 4 to the Interim Unaudited Financial Statements) in 2004. Premiums in the annuity business resulting from annuitizations were relatively unchanged from the prior year quarter.

Policy charges and fee income, consisting primarily of mortality and expense charges, loading and other insurance charges assessed on general and separate account policyholders' fund balances for the current year period, decreased by $3 million, from $21 million in the three months ended June 30,2004. The decrease resulted from a $4 million decrease for individual life products while annuity products were relatively unchanged from the prior year period, increasing by less than $1 million. Although mortality and sales-based loading charges for life products increased as a result of continued growth in the in force business, reinsurance premiums on variable and universal life products increased even more. The gross variable and universal life in force business grew nearly 3% to $11.8 billion at June 30, 2005, from $11.5 billion at December 31, 2004. Reinsurance ceded premiums increased on variable and universal life due to the new excess of loss reinsurance agreement (see Note 4 to the Interim Unaudited Financial Statements) entered into in 2004 and are reflected within policy charges. Annuity fees are mainly asset-based fees which are dependent on fund balances that are affected by net sales as well as asset depreciation or appreciation on the underlying investment funds in which customers may invest. Average annuity fund balances have increased by nearly 10% over last year as a result of favorable market performance.

Net investment income increased by $2 million, from $13 million for the three months ended June 30, 2004 to $15 million for the three months ended June 30, 2005, as a result of increased income from fixed maturities due to an increase in the portfolio balance from proceeds from short-term borrowings and investment of positive cash flows.

Realized investment gains increased by $3 million as a result of gains from sales of fixed maturities in a declining interest rate environment during the current quarter.

BENEFITS AND EXPENSES

Total benefits and expenses decreased $13 million, from $40 million in the three months ended June 30, 2004 to $27 million in the same period in 2005. Policyholders' benefits, including related changes in reserves, decreased by $8 million from the prior year quarter. Policyholders' benefits decreased by $4 million, from $6 million in the prior year quarter to $2 million in the current quarter, due to increased reinsurance coverage from the new excess of loss reinsurance treaty with Prudential Insurance (see Note 4 to the Interim Unaudited Financial Statements) entered into in 2004. Reserve provisions also decreased by $4 million, from $6 million for the three months ended June 30, 2004, as a result of increased reinsurance reserves from the coinsurance agreement with PARCC discussed above.

DAC amortization of $6 million for the three months ended June 30, 2005 decreased by $1 million from the prior year quarter as increases in the annuity business from higher gross profits were more than offset by lower amortization in the life business. Life amortization was $2 million lower in the three months ended June 30, 2005 than in the prior year quarter, primarily because current period amortization was reduced by ceded DAC amortization associated with the coinsurance treaty with PARCC (see Note 4 to the Interim Unaudited Financial Statements).

General, administrative and other expenses, excluding DAC amortization, were $5 million lower in the three months ended June 30, 2005 than the prior year period. General and administrative expenses decreased $1 million from the prior year quarter, while net distribution costs decreased by $4 million due to reinsurance expense allowances, net of capitalization, in the life business as a result of the PARCC coinsurance agreement discussed above. These allowances are included in net distribution expense and reduce overall operating expense.

Tax expense for the three months ended June 30, 2005 increased $1 million, from $2 million in the three months ended June 30, 2004 to $3 million in the current quarter. The increase is primarily due to higher net income before taxes, in the current year quarter.

JUNE 30, 2005 TO JUNE 30, 2004 SIX MONTH COMPARISON

NET INCOME

Net income increased by $3 million, from $12 million in the six months ended June 30, 2004 to $15 million in the six months ended June 30, 2005. The increase reflected increased fees and more favorable claims experience, net of reinsurance, compared to the prior year period. In addition, results for the six months ended June 30, 2005 included a higher contribution from investment income, net of interest credited, reflecting improved investment yields and higher asset balances compared to the prior year.

REVENUES

Revenues decreased by $19 million, from $91 million in the six months ended June 30, 2004 to $72 million in the same period in 2005. Premiums decreased by nearly $20 million, from $24 million for the six months ended June 30, 2004 to $4 million for the six months ended June 30, 2005, due to increased reinsurance premiums resulting from the coinsurance agreement with PARCC (see Note 4 to the Interim Unaudited Financial Statements). Premiums in the annuity business resulting from annuitizations increased less than $1 million from the prior year period.

Policy charges and fee income, consisting primarily of mortality and expense charges, loading and other insurance charges assessed on general and separate account policyholders' fund balances, decreased by $4 million, from $39 million in 2004. The decrease resulted from a $5 million decrease for individual life products while annuity products were slightly higher than last year, increasing by less than $1 million. Although mortality and sales-based loading charges for life products increased as a result of continued growth in the in force business, reinsurance premiums on variable and universal life products increased even more. The gross variable and universal life in force business grew nearly 3% to $11.8 billion at June 30, 2005, from $11.5 billion at December 31, 2004. Reinsurance ceded premiums increased on variable and universal life due to the new excess of loss reinsurance agreement (see Note 4 to the Interim Unaudited Financial Statements) and are reflected within policy charges. Annuity fees are mainly asset-based fees, which are dependent on fund balances that are affected by net sales as well as asset depreciation or appreciation on the underlying investment funds in which customers may invest. Average annuity fund balances have increased nearly 10% over last year primarily as a result of favorable market performance.

Net investment income increased by $3 million, from $26 million for the six months ended June 30, 2004 to $29 million for the six months ended June 30, 2005, as a result of increased income from fixed maturities due to an increase in the portfolio balance from proceeds of short-term borrowings and the investment of positive cash flows into the fixed maturity portfolio.

BENEFITS AND EXPENSES

Total benefits and expenses decreased $21 million, from $75 million in the six months ended June 30, 2004 to $54 million in the six months ended June 30, 2005. Policyholders' benefits, including related changes in reserves, were $14 million lower in the first six months of 2005 than in the prior year period. Policyholders' benefits decreased by $8 million, from $15 million in the prior year period to $7 million in 2005, due to increased reinsurance coverage from the new excess of loss reinsurance agreement with Prudential Insurance (see Note 4 to the Interim Unaudited Financial Statements). Reserve provisions decreased by $6 million, from $10 million for the six months ended June 30, 2004, as a result of increased reinsurance reserves from the coinsurance reinsurance ceded agreement with PARCC discussed above.

DAC amortization of $13 million for the six months ended June 30, 2005, was $1 million, or slightly lower than the prior year period as increases in the annuity business from higher gross profits were more than offset by lower amortization in the life business. Life amortization was lower in the six months ended June 30, 2005 than in the prior year period as current year amortization was reduced due to ceded DAC amortization associated with the coinsurance treaty with PARCC (see Note 4 to the Interim Unaudited Financial Statements).

General, administrative and other expenses, excluding DAC amortization, were $7 million lower in the six months ended June 30, 2005 than the prior year period. Net general and administrative expenses were $1 million less, or slightly lower than the prior year, while net distribution costs decreased by $6 million due to reinsurance expense allowances, net of capitalization, in the life business as a result of the PARCC coinsurance agreement discussed above. These allowances are included in net distribution expense within operating expenses and reduce overall distribution costs.

Tax expense for the six months ended June 30, 2005 decreased $2 million, from $5 million in the six months ended June 30, 2004 to $3 million in the current year period. The decrease is primarily due to a reduction of reserves of approximately $2 million, reflecting the resolution of certain items with the IRS during the first quarter of 2005.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Securities Exchange Commission, or "SEC," is recorded, processed, summarized, and reported on a timely basis, the Company's management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d - 15(e), as of June 30, 2005. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, our disclosure controls and procedures were effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings. Other than discussed in the following paragraphs, no change in our internal control over financial reporting, as defined in Exchange Act Rule 13a - 15(f) and 15d - 15(f), occurred during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As previously reported, in determining the Company's state income tax expense for the three months ended June 30, 2004, an error was made relating to the treatment of state net operating loss carryforwards. This error resulted in an understatement of tax expense, and corresponding overstatement of net income for the three and six months ended June 30, 2004 and nine months ended September 30, 2004. Correction of this error was reflected in the Company's results of operations for the three months ended December 31, 2004. Management of the Company does not believe the effect of the error on any prior period to be material. The error was identified by the Company in the course of a review and inventory by the Company of its deferred tax balances undertaken during the fourth quarter of 2004.

The Company has implemented, or is implementing, enhancements to its internal control over financial reporting to provide reasonable assurance that errors of this type will not recur. These steps include the completion of the Company's comprehensive review and inventory of deferred tax assets and liabilities. The Company is in the process of implementing definitive standards for detailed documentation supporting deferred tax balances and expects to complete this implementation in 2005. The Company is also in the process of implementing an automated application to further enhance control with respect to the collection of detailed deferred tax information, and it expects to fully implement such application in 2005.

                           PART II - OTHER INFORMATION

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

Prudential Financial and its subsidiaries currently use reinsurance primarily to transfer mortality risk, to acquire or dispose of blocks of business and to manage capital more effectively. Given the recent publicity surrounding certain reinsurance transactions involving other companies in the insurance industry, Prudential Financial voluntarily commenced a review of the accounting for the reinsurance arrangements of Prudential Financial and its subsidiaries to confirm that it complied with applicable accounting rules. This review includes an inventory and examination of current and past arrangements. This review is ongoing and not yet complete. Subsequent to commencing this voluntary review, Prudential Financial and certain subsidiaries received formal requests for information from the Connecticut Attorney General, the Connecticut Insurance Department and the Securities and Exchange Commission requesting information regarding their participation in certain reinsurance transactions. Prudential Financial believes that a number of other insurance industry participants have also received similar requests. It is possible that Prudential Financial and its subsidiaries may receive additional requests from regulators relating to reinsurance arrangements. Prudential Financial and its subsidiaries intend to cooperate fully with all such requests.

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

      31.2    Section 302 Certification of the Chief Accounting Officer.

      32.1    Section 906 Certification of the Chief Executive Officer.

      32.2    Section 906 Certification of the Chief Accounting Officer.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly.

                              Pruco Life Insurance Company of New Jersey


                       By: /s/ John Chieffo
                           -------------------------------------------------
                       John Chieffo
                       Chief Accounting Officer
                       (Authorized Signatory and Principal Financial Officer)




Date: August 12, 2005

EXHIBIT INDEX


EXHIBIT NUMBER AND DESCRIPTION



        31.1      Section 302 Certification of the Chief Executive Officer,

        31.2      Section 302 Certification of the Chief Financial Officer,

        32.1      Section 906 Certification of the Chief Executive Officer,

        32.2      Section 906 Certification of the Chief Financial Officer.