Form 10-Q
period 2005-09-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2005-11-14
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

__________________________

FORM 10-Q
__________________________

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-18053
______________________________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   NO

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES    NO

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES    NO

          As of November 14, 2005, 400,000 shares of the registrant’s Common Stock (par value $5), were outstanding. As of such date, Pruco Life Insurance Company, an Arizona company and an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey Corporation, owned all of the registrant’s Common Stock.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H)(1)(a) and (b) on Form 10-Q and
is therefore filing this Form with the reduced disclosure format.

Back to Contents

FORWARD-LOOKING STATEMENTS

Some of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance of financial markets and interest rate fluctuations; (2) domestic or international military or terrorist activities or conflicts; (3) volatility in the securities markets; (4) regulatory or legislative changes, including changes in tax law; (5) changes in statutory or U.S. GAAP accounting principles, practices or policies; (6) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (7) re-estimates of our reserves for future policy benefits and claims; (8) changes in our assumptions related to deferred policy acquisition costs; (9) events resulting in catastrophic loss of life; (10) investment losses and defaults; (11) changes in our claims-paying ratings; (12) competition in our product lines and for personnel; (13) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; and (14) the effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document.

Back to Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pruco Life Insurance Company of New Jersey

Interim Statements of Financial Position As of September 30, 2005 and December 31, 2004 (in thousands)

	September 30, 2005 (Unaudited)	December 31, 2004

ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2005: $1,001,368 and 2004: $874,200)	$1,010,227	$903,685
Policy loans	155,604	153,359
Short-term investments	31,918	44,549
Commercial loans	18,045	—
Other long-term investments	2,755	1,977

Total investments	1,218,549	1,103,570
Cash and cash equivalents	138,998	108,117
Deferred policy acquisition costs	218,453	183,219
Accrued investment income	17,105	15,045
Reinsurance recoverable from affiliates	89,884	67,411
Receivables from affiliates	64,584	17,152
Other assets	16,166	13,789
Separate account assets	2,227,010	2,112,866

TOTAL ASSETS	$3,990,749	$3,621,169

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholders’ account balances	824,016	796,421
Future policy benefits and other policyholder liabilities	212,892	189,673
Cash collateral for loaned securities	81,735	74,527
Securities sold under agreements to repurchase	28,911	24,754
Income taxes payable	69,967	76,878
Short-term debt from affiliates	63,401	—
Payable to affiliates	57,573	534
Other liabilities	83,451	27,254
Separate account liabilities	2,227,010	2,112,866

Total liabilities	3,648,956	3,302,907

Contingencies (See Note 2)

Stockholder’s Equity
Common stock, $5 par value; 400,000 shares, authorized; issued and outstanding at September 30, 2005 and December 31, 2004	2,000	2,000
Additional paid-in capital	168,810	168,810
Deferred compensation	—	(152)
Retained earnings	167,265	134,358
Accumulated other comprehensive income	3,718	13,246

Total stockholder’s equity	341,793	318,262

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$3,990,749	$3,621,169

See Notes to Interim Financial Statements (Unaudited)

Back to Contents

Pruco Life Insurance Company of New Jersey

Interim Statements of Operations and Comprehensive Income (Unaudited) Three and Nine Months Ended September 30, 2005 and 2004 (in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

REVENUES

Premiums	$3,343	$5,074	$7,583	$28,936
Policy charges and fee income	16,240	19,559	51,161	58,852
Net investment income	15,614	13,221	44,189	38,870
Realized investment gains (losses), net	520	791	206	(236)
Asset management fees	1,943	1,310	5,074	3,719
Other income	1,290	542	2,439	1,560

Total revenues	38,950	40,497	110,652	131,701

BENEFITS AND EXPENSES

Policyholders’ benefits	8,391	12,083	19,085	36,970
Interest credited to policyholders’ account balances	7,698	7,461	22,311	21,500
General, administrative and other expenses	(2,369)	13,989	26,053	49,815

Total benefits and expenses	13,720	33,533	67,449	108,285

Income from operations before income taxes and cumulative effect of accounting change	25,230	6,964	43,203	23,416

Income tax expense	7,089	532	10,296	5,114

Net Income Before Cumulative Effect of Accounting Change	18,141	6,432	32,907	18,302

Cumulative effect of accounting change	—	—	—	(184)

NET INCOME	18,141	6,432	32,907	18,118

Change in net unrealized investment gains, shadow DAC and other shadow reserves, net of taxes	(8,421)	4,814	(9,528)	(2,009)
Cumulative effect of accounting change, net of taxes	—	—	—	547

Other comprehensive income (loss), net of tax	(8,421)	4,814	(9,528)	(1,462)

TOTAL COMPREHENSIVE INCOME	$9,720	$11,246	$23,379	$16,656

See Notes to Interim Financial Statements (unaudited)

Back to Contents

Pruco Life Insurance Company of New Jersey

Interim Statements of Stockholder’s Equity
Nine Months Ended September 30, 2005 (in thousands)

	Common stock	Additional paid-in capital	Deferred compensation	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholder’s equity

Balance, December 31, 2004	$2,000	$168,810	$(152)	$134,358	$13,246	$318,262
Net income	—	—	—	32,907	—	32,907

Stock-based compensation programs	—	—	152	—	—	152

Change in net unrealized investment gains, shadow DAC and other shadow reserves, net of taxes	—	—	—	—	(9,528)	(9,528)

Balance, September 30, 2005	$2,000	$168,810	$—	$167,265	$3,718	$341,793

See Notes to Interim Financial Statements (unaudited)

Back to Contents

Pruco Life Insurance Company of New Jersey

Interim Statements of Cash Flows (Unaudited) Nine Months Ended September 30, 2005 and 2004 (in thousands)

	Nine months ended, September 30
	2005	2004
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$32,907	$18,118
Adjustments to reconcile net income to net cash (used in) provided by
Operating activities:
Policy charges and fee income	(13,512)	(13,052)
Interest credited to policyholders’ account balances	18,928	20,252
Realized investment gains, net	(206)	236
Amortization and other non-cash items	24,536	(31,381)
Cumulative effect of accounting change, net of taxes	—	184
Change in:
Future policy benefits and other policyholders’ liabilities	23,219	23,382
Reinsurance recoverable	(22,473)	(37,036)
Accrued investment income	(2,060)	(1,755)
Policy loans	(2,245)	1,698
Receivable from parent and affiliates	(47,432)	(2,970)
Payable to parent and affiliates	57,039	72
Deferred policy acquisition costs	(35,234)	9,164
Income taxes payable	(6,911)	17,408
Other, net	(68)	(4,698)

Cash Flows From (Used In) Operating Activities	26,488	(378)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from the sale/maturity of:
Fixed maturities available for sale	637,730	275,069
Payments for the purchase of:
Fixed maturities available for sale	(763,858)	(346,536)
Commercial loans	(18,045)	—
Other long-term investments	(543)	(418)
Short term investments, net	12,763	11,920

Cash Flows Used in Investing Activities	(131,953)	(59,965)

CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account balances:
Deposits	127,273	178,089
Withdrawals	(115,353)	(123,712)
Proceeds from short-term debt issued	63,401	—
Cash collateral for loaned securities, net	7,208	(27,953)
Securities sold under agreements to repurchase, net	4,157	42,752
Net change in financing arrangements	49,660	7,661

Cash Flows From Financing Activities	136,346	76,837

Net increase in cash and cash equivalents	30,881	16,494
Cash and cash equivalents, beginning of year	108,117	72,547

CASH AND CASH EQUIVALENTS, END OF PERIOD	$138,998	$89,041

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (received)	$12,075	$(13,343)

See Notes to Interim Financial Statements (unaudited)

Back to Contents

Pruco Life Insurance Company of New Jersey Notes to Interim Financial Statements (Unaudited)

1.      BASIS OF PRESENTATION

Pruco Life Insurance Company of New Jersey, or the “Company,” is a wholly owned subsidiary of the Pruco Life Insurance Company, or “Pruco Life,” which in turn is a wholly owned subsidiary of The Prudential Insurance Company of America, or “Prudential Insurance.” Prudential Insurance is a wholly owned subsidiary of Prudential Financial, Inc., or “Prudential Financial.”

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or “GAAP,” on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. These interim financial statements are unaudited but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the results of operations and financial condition of the Company for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. Certain amounts in the Company's prior year financial statements have been reclassified to conform to the current year presentation.

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

It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected as a result of payments in connection with the matters discussed above, depending, in part, upon the results of operations or cash flow for that period. Management believes, however, that the ultimate payments in connection with currently pending matters should not have a material adverse effect on the Company’s financial position.

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

Back to Contents

Pruco Life Insurance Company of New Jersey Notes to Interim Financial Statements (Unaudited)

2.      CONTINGENCIES AND LITIGATION (continued)

The Company’s litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters should not have a material adverse effect on the Company’s financial position.

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SOP 05-1
In September 2005, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) No. 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company will adopt SOP 05-1 on January 1, 2007. The Company is currently assessing the impact of SOP 05-1 on the Company’s consolidated financial position and results of operations.

SFAS No. 154
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections–a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires the retrospective application of changes in accounting principles to prior periods’ financial statements. This Statement applies to all voluntary changes in accounting principles made after December 15, 2005, and for the limited instance when a new accounting pronouncement does not provide transition provisions.

Adoption of Statement of Position 03-1
In July 2003, the Accounting Standards Executive Committee, or “AcSEC,” of the American Institute of Certified Public Accountants, or “AICPA,” issued Statement of Position, or “SOP,” 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”. AcSEC issued the SOP to address the need for interpretive guidance to be developed in three areas: separate account presentation and valuation; the accounting recognition given sales inducements (bonus interest, bonus credits, persistency bonuses); and the classification and valuation of certain long-duration contract liabilities.

The Company adopted the SOP effective January 1, 2004. The effect of initially adopting SOP 03-1 was a net of tax charge of $0.2 million, reported as a cumulative effect of accounting change in the results of operations for the nine months ended September 30, 2004. This charge primarily reflected the net impact of converting certain individual market value adjusted annuity contracts from separate account accounting treatment to general account accounting treatment and the effect of establishing reserves for guaranteed minimum death benefit (“GMDB”) provisions of the Company’s annuity contracts. In addition, the Company recorded an increase in other comprehensive income of $0.5 million after tax related to recording the cumulative unrealized investment gains, net of shadow deferred acquisition costs, or “DAC,” on fixed maturities reclassified from the separate account to the general account as of January 1, 2004. Upon adoption of this SOP, reclassifications within the statement of financial position included increases in fixed maturities and policyholder account balances of approximately $40 million related to the reclassifications of annuity contracts from the separate account to the general account. This activity also includes the establishment of the GMDB reserves of approximately $1.6 million and the increase in DAC of $0.4 million. Other balance sheet accounts that were affected include other long-term investments and deferred taxes payable.

In June 2004, the FASB issued FASB Staff Position, or “FSP,” 97-1, “Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require an Accrual of an Unearned Revenue Liability.” FSP 97-1 clarifies the accounting for unearned revenue liabilities of certain universal-life contracts under SOP 03-1. The Company’s adoption of FSP 97-1 on July 1, 2004 did not change the accounting for unearned revenue liabilities and therefore had no impact on Company’s results of operations.

Back to Contents

Pruco Life Insurance Company of New Jersey Notes to Interim Financial Statements (Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Options
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” that replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires all entities to apply the fair value based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. Under this method, compensation costs of awards to employees, such as stock options, are measured at fair value and expensed over the period during which an employee is required to provide service in exchange for the award (the vesting period). The Company had previously adopted the fair value recognition provision of the original SFAS No. 123, prospectively for all new stock options issued to employees on or after January 1, 2003. As issued, SFAS No. 123(R) is effective for interim and annual periods beginning after June 15, 2005. However, the SEC deferred the effective date and as a result the Company will adopt SFAS No. 123(R) on January 1, 2006. By that date, there will be no unvested stock options issued prior to January 1, 2003.

4.      RELATED PARTY TRANSACTIONS

Corporate Owned Life Insurance
Prudential Insurance owns Corporate Owned Life Insurance Policies issued by the Company. The cash surrender value, which approximates the contract value of these policies, included in separate account liabilities was $466 million and $462 million at September 30, 2005 and December 31, 2004, respectfully. Fees related to the COLI policies in the three months ended September 30, 2005 and September 30, 2004 were $1 million and $2 million, respectively. Fees related to the COLI policies in the nine months ended September 30, 2005 and September 30, 2004 were $4 million and $5 million, respectively.

Reinsurance with Affiliates
On August 1, 2004, the Company entered into an agreement to reinsure its term life insurance policies, known as Term Elite and Term Essential, or “Term,” with an affiliated company, Prudential Arizona Reinsurance Captive Company, or “PARCC.” The Company reinsured with PARCC 90% of the risks under such policies through a coinsurance agreement. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. This coinsurance agreement replaced yearly renewable term agreements with external reinsurers that were previously in effect with respect to this block of business. There was no net cost associated with the initial transaction, which was accounted for in accordance with SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.” Reinsurance recoverable related to this agreement was $83 million as of September 30, 2005.

The increase (decrease) to individual lines within the Interim Consolidated Statements of Operations and Comprehensive Income (Unaudited) of the above agreement is reflected in following table:

	(in thousands)
	Three months ended September 30		Nine month ended September 30

	2005	2004	2005	2004

Premiums	$(15,835)	$(10,061)	$(50,757)	$(10,061)
Policyholders’ benefits	(11,347)	(10,258)	(36,875)	(10,258)
General, administrative and other expenses	(3,279)	(3,299)	(12,249)	(3,299)

Increase (decrease) to income from operations before income taxes and cumulative effect of change in accounting principle	$(1,209)	$3,496	$(1,633)	$3,496

In December 2004, the Company recaptured the excess of loss reinsurance agreement with Prudential Insurance and replaced it with a revised excess of loss agreement to reinsure all risks, not otherwise reinsured. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. Reinsurance recoverable related to this agreement was $7 million as of September 30, 2005.

Back to Contents

Pruco Life Insurance Company of New Jersey Notes to Interim Financial Statements (Unaudited)

4. RELATED PARTY TRANSACTIONS (continued)

The increase (decrease) to individual lines within the Interim Consolidated Statements of Operations and Comprehensive Income (Unaudited) of the above agreement is reflected in following table:

	(in thousands)
	Three months ended September 30		Nine month ended September 30

	2005	2004	2005	2004

Policy charges and fee income	$(6,712)	$—	$(16,991)	$—
Policyholder’s benefits	(5,255)	—	(16,377)	—

Increase (decrease) to income from operations before income taxes and cumulative effect of change in accounting principle	$(1,457)	$—	$(614)	$—

Debt Agreements

The Company and its parent, Pruco Life, had a revolving line of credit facility of up to $800 million with Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance. This credit facility was revised in July 2005 to limit the total credit line available to the Company to $250 million, of which, the amount of non asset-based borrowings cannot exceed $100 million. As of September 30, 2005 and December 31, 2004, there was $111 million and $99 million, respectively, of asset-based financing. There was $63 million of debt outstanding to Prudential Funding, LLC as of September 30, 2005 as compared to none at December 31, 2004, with related interest charged at a variable rate.

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and therefore is filing this form with the reduced disclosure format.

This Management’s Discussion and Analysis, or “MD&A,” of Financial Condition and Results of Operations addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of September 30, 2005, compared with December 31, 2004, and its results of operations for the three and nine month periods ended September 30, 2005 and September 30, 2004. You should read the following analysis of our financial condition and results of operations in conjunction with the Company’s MD&A and audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as well as the Forward-Looking Statements and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

General
The Company sells interest-sensitive individual life insurance and variable life insurance, term life insurance and individual variable annuities, primarily through Prudential Insurance’s sales force in New Jersey and New York. These markets are subject to regulatory oversight, with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers, which have historically segregated the markets of the financial services industry, have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels.

Products
Generally, the Company’s products offer the option of investing in separate accounts, segregated funds for which investment risks are borne by the customer, or the Company’s portfolio, referred to as the “general account.” The Company earns its profits through policy fees charged to separate account annuity and life policyholders and through the interest spread for general account annuity and life products. Policy charges and fee income consist mainly of three types: sales charges or loading fees on new sales, mortality and expense charges, or “M&E,” assessed on fund balances, and mortality and related charges based on total life insurance in force business. Policyholder fund values are affected by net sales (sales less withdrawals), changes in interest rates, and investment returns. The interest spread represents the difference between the investment income earned by the Company on its investment portfolio and the amount of interest credited to the policyholders’ accounts. Products that generate interest-spread primarily include general account life insurance products, fixed annuities and the fixed-rate option of variable annuities.

In addition to policy charges and fee income, the Company earns revenues from insurance premiums from term life insurance and asset management fees from separate account fund balances. The Company’s benefits and expenses principally consist of insurance benefits provided, general business expenses, commissions and other costs of selling and servicing the various products we sell and interest credited to policyholders’ account balances.

1.      Changes in Financial Position

September 30, 2005 versus December 31, 2004

From December 31, 2004 to September 30, 2005, total assets increased by $370 million, from $3.621 billion to $3.991 billion. Fixed maturities increased by $106 million, from $904 million to $1.010 billion, as a result of investing positive operating and financing cash flows. Separate account assets increased by $114 million, from $2.113 billion at December 31, 2004 to $2.227 billion at September 30, 2005, due to positive cash flows (sales less withdrawals) and market performance in the current year. Reinsurance recoverable increased by $23 million, from $67 million at December 31, 2004, largely as a result of increased ceded reserves held under the PARCC agreement (see Note 4 to the Interim Financial Statements Unaudited). Deferred acquisition costs, or “DAC,” increased $35 million driven by higher capitalization from new sales and a $8 million increase in the shadow DAC adjustment due to lower unrealized gains.

Short-term investments and cash and cash equivalents combined, increased by $18 million over the period as a result of positive cash flows from operations and the Company invested $18 million in commercial loans in 2005.

From December 31, 2004 to September 30, 2005, total liabilities increased by $346 million, from $3.303 billion to $3.649 billion. Corresponding with the asset change, separate account liabilities increased by $114 million from $2.113 billion at December 31, 2004, as described above. The Company had short-term borrowings from an affiliate of $63 million at September 30, 2005 to provide short-term working capital. There were no such borrowings outstanding at December 31, 2004. Policyholders’ account balances increased by $28 million, from $796 million in 2004, primarily due to positive net sales in the life business. Future policy benefits and other policyholder liabilities increased by $23 million, from $190 million at December 31, 2004, as a result of growth in the term insurance business. Income taxes payable, net of receivables, decreased by $7 million, primarily as a result of a $12 million tax payment made in the first quarter of 2005.

Back to Contents

Stockholder’s equity increased by $24 million, from $318 million at December 31, 2004, to $342 million at September 30, 2005, as a result of net income and change in unrealized gains in the fixed maturity portfolios.

2.      Results of Operations

September 30, 2005 to September 30, 2004 Three Month Comparison

Net Income

Net income increased by $12 million, from $6 million in the three months ended September 30, 2004 to $18 million in the three months ended September 30, 2005. The increase reflects a $15 million pre-tax benefit resulting from an update to our assumptions used to amortize deferred policy acquisition and other costs and a favorable adjustment of $1 million reflecting the resolution of substantially all issues relating to the Internal Revenue Service examination of our consolidated federal income tax returns for the 1997 to 2001 periods. In addition, results for the three months ended September 30, 2005 included a higher contribution from investment income, net of interest credited and interest expense, reflecting improved investment yields and higher asset balances compared to the prior year period.

Revenues

Revenues decreased by $1 million, from $40 million in the three months ended September 30, 2004 to $39 million in the three months ended September 30, 2005. Premiums decreased by $2 million, from $5 million for the three months ended September 30, 2004 to $3 million for the nine months ended September 30, 2005, due to increased ceded reinsurance premiums in the life business resulting from the coinsurance agreement with PARCC, an affiliate, to reinsure 90% of the entire term book of business (see Note 4 to the Interim Financial Statements Unaudited) in 2004. Premiums in the annuity business resulting from annuitizations were relatively unchanged from the prior year quarter.

Policy charges and fee income, consisting primarily of mortality and expense charges, loading and other insurance charges assessed on general and separate account policyholders’ fund balances for the current year period, decreased by $4 million, from $20 million in the three months ended September 30, 2004. The decrease resulted from a $4 million decrease for individual life products while annuity products increased less by than $1 million from the prior year period. Although mortality and sales-based loading charges for life products increased as a result of continued growth in the in force business, reinsurance premiums on variable and universal life products increased even more. The gross variable and universal life in force business grew by 2% to $11.7 billion at September 30, 2005, from $11.5 billion at December 31, 2004. Reinsurance ceded premiums increased on variable and universal life due to the new excess of loss reinsurance agreement (see Note 4 to the Interim Financial Statements Unaudited) entered into in fourth quarter 2004 and are reflected within policy charges. Annuity fees are mainly asset-based fees which are dependent on fund balances that are affected by net sales as well as asset depreciation or appreciation on the underlying investment funds in which customers may invest. Average annuity fund balances in the current quarter have increased over the prior year quarter as a result of favorable market performance.

Net investment income increased by $3 million, from $13 million for the three months ended September 30, 2004 to $16 million for the three months ended September 30, 2005, as a result of increased income from fixed maturities due to an increase in the portfolio balance from proceeds from short-term borrowings, investment of positive cash flows and higher yields from improved reinvestment rates.

Benefits and Expenses

Total benefits and expenses decreased $20 million, from $34 million in the three months ended September 30, 2004 to $14 million in the same period in 2005. Policyholders’ benefits, including related changes in reserves, decreased by $4 million from the prior year quarter. Policyholders’ benefits decreased by $5 million, from $6 million in the prior year quarter to $1 million in the current quarter, due to increased reinsurance coverage from the new excess of loss reinsurance treaty with Prudential Insurance (see Note 4 to the Interim Financial Statements Unaudited) entered into in 2004. Reserve provisions increased by $1 million, from $6 million for the three months ended September 30, 2004, as increased reinsurance reserves from the coinsurance agreement with PARCC were more than offset by higher reserves resulting from the update of assumptions discussed above.

DAC amortization for the three months ended September 30, 2005 decreased by $16 million, from $5 million in the three months ended September 30, 2004 due to a decrease in amortization in the life business of $16 million in the three months ended September 30, 2005 than in the prior year quarter, primarily due to the update of assumptions discussed above.

Back to Contents

General, administrative and other expenses, excluding DAC amortization, were essentially unchanged in the current quarter as compared to the prior year quarter. General and administrative expenses increased $1 million from the prior year quarter, while net distribution costs decreased by $1 million due to reinsurance expense allowances, net of capitalization, in the life business as a result of the PARCC coinsurance agreement discussed above. These allowances are included in net distribution expense and reduce overall operating expense.

Tax expense for the three months ended September 30, 2005 increased $6 million, from less than $1 million in the three months ended September 30, 2004 to $7 million in the current quarter. The increase is primarily due to the growth in operating income, including the update of assumptions described above, partly offset by a favorable adjustment of $3 million in the current quarter reflecting the resolution of substantially all issues relating to the Internal Revenue Service examination of our consolidated federal income tax returns for the 1997 to 2001 periods.

September 30, 2005 to September 30, 2004 Nine Month Comparison

Net Income

Net income increased by $15 million, from $18 million in the nine months ended September 30, 2004 to $33 million in the nine months ended September 30, 2005. The increase reflects a $15 million pre-tax benefit resulting from an update to our assumptions used to amortize deferred policy acquisition and other costs and a favorable adjustment of $3 million reflecting the resolution of substantially all issues relating to the Internal Revenue Service examination of our consolidated federal income tax returns for the 1997 to 2001 periods. In addition, results for the nine months ended September 30, 2005 included a higher contribution from investment income, net of interest credited, reflecting improved investment yields and higher asset balances compared to the prior year.

Revenues

Revenues decreased by $21 million, from $132 million in the nine months ended September 30, 2004 to $111 million in the same period in 2005. Premiums decreased by $21 million, from $29 million for the nine months ended September 30, 2004 to $8 million for the nine months ended September 30, 2005, due to increased reinsurance premiums resulting from the coinsurance agreement with PARCC (see Note 4 to the Interim Financial Statements Unaudited). Premiums in the annuity business resulting from annuitizations were unchanged from the prior year period.

Policy charges and fee income, consisting primarily of mortality and expense charges, loading and other insurance charges assessed on general and separate account policyholders’ fund balances, decreased by $8 million, from $59 million in 2004. The decrease resulted from a $9 million decrease, from $51 million in 2004 for individual life products while annuity products increased $1 million, from $8 million in 2004. Although mortality and sales-based loading charges for life products increased as a result of continued growth in the in force business, reinsurance premiums on variable and universal life products increased even more. The gross variable and universal life in force business grew 2% to $11.7 billion at September 30, 2005, from $11.5 billion at December 31, 2004. Reinsurance ceded premiums increased on variable and universal life due to the new excess of loss reinsurance agreement (see Note 4 to the Interim Financial Statements Unaudited) and are reflected within policy charges. Annuity fees are mainly asset-based fees, which are dependent on fund balances that are affected by net sales as well as asset depreciation or appreciation on the underlying investment funds in which customers may invest. Average annuity fund balances have increased nearly 12% over last year primarily as a result of favorable market performance.

Net investment income increased by $5 million, from $39 million for the nine months ended September 30, 2004 to $44 million for the nine months ended September 30, 2005, as a result of increased income from fixed maturities due to an increase in the portfolio balance from proceeds of short-term borrowings and the investment of positive cash flows into the fixed maturity portfolio and higher yields from improved reinvestment rates.

Benefits and Expenses

Total benefits and expenses decreased by $41 million, from $108 million in the nine months ended September 30, 2004 to $67 million in the nine months ended September 30, 2005. Policyholders’ benefits, including related changes in reserves, were $17 million lower in the first nine months of 2005 than in the prior year period. Policyholders’ benefits decreased by $13 million, from $22 million in the prior year period to $9 million in 2005, due to increased reinsurance coverage from the new excess of loss reinsurance agreement with Prudential Insurance (see Note 4 to the Interim Financial Statements Unaudited). Reserve provisions decreased by $5 million, from $15 million for the nine months ended September 30, 2004, as a result of increased reinsurance reserves from the coinsurance reinsurance ceded agreement with PARCC discussed above, partly offset by higher reserves resulting from the update of assumptions discussed above.

DAC amortization of $2 million for the nine months ended September 30, 2005, was $17 million, lower than the nine months ended September 30, 2004 as increases in the annuity business from higher gross profits were more than offset by lower amortization in the life business. Amortization in the life business was $18 million lower in the nine months ended September 30, 2005 than in the prior year, primarily due to the update of assumptions discussed above. Amortization in the annuity business increased by $1 million as a result of higher gross profits from increased spread revenues and fees from market appreciation.

Back to Contents

General, administrative and other expenses, excluding DAC amortization, were $7 million lower in the nine months ended September 30, 2005 than the prior year period. Net general and administrative expenses were $2 million higher than the prior year, while net distribution costs decreased by $9 million due to reinsurance expense allowances, net of capitalization, in the life business as a result of the PARCC coinsurance agreement discussed above. These allowances are included in net distribution expense within operating expenses and reduce overall distribution costs.

Tax expense for the nine months ended September 30, 2005 increased $5 million, from $5 million in the nine months ended September 30, 2004 to $10 million in the current year period. The increase is primarily due to the growth in operating income, including the update of assumptions described above, partly offset by a favorable adjustment of $3 million in the current quarter reflecting the resolution of substantially all issues relating to the Internal Revenue Service examination of our consolidated federal income tax returns for the 1997 to 2001 periods.

Item 4.    Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities Exchange Commission, or “SEC,” is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d – 15(e), as of September 30, 2005. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2005, our disclosure controls and procedures were effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be included in our periodic SEC filings. Other than as discussed in the following paragraphs, no change in our internal control over financial reporting, as defined in Exchange Act Rule 13a – 15(f) and 15d – 15(f), occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As previously reported, in determining the Company’s state income tax expense for the three months ended June 30, 2004, an error was made relating to the treatment of state net operating loss carryforwards. This error resulted in an understatement of tax expense, and corresponding overstatement of net income for the three and six months ended June 30, 2004 and nine months ended September 30, 2004. Correction of this error was reflected in the Company’s results of operations for the three months ended December 31, 2004. Management of the Company does not believe the effect of the error on any prior period to be material. The error was identified by the Company in the course of a review and inventory by the Company of its deferred tax balances undertaken during the fourth quarter of 2004.

The Company has implemented, or is implementing, enhancements to its internal control over financial reporting to provide reasonable assurance that errors of this type will not recur. These steps include the completion of the Company’s comprehensive review and inventory of deferred tax assets and liabilities. The Company is in the process of implementing definitive standards for detailed documentation supporting deferred tax balances and expects to complete this implementation in 2005. The Company is also in the process of implementing an automated application to further enhance control with respect to the collection of detailed deferred tax information, and it expects to fully implement such application in 2005.

Back to Contents

PART II – OTHER INFORMATION

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

The Company’s litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters should not have a material adverse effect on the Company’s financial position.

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 for additional discussion of the Company’s litigation and regulatory matters.

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

Pruco Life Insurance Company of New Jersey

By: /s/ John Chieffo John Chieffo Chief Accounting Officer (Authorized Signatory and Principal Financial Officer)

Date: November 14, 2005

Back to Contents

Exhibit Index

Exhibit Number and Description

      31.1       Section 302 Certification of the Chief Executive Officer.

      31.2       Section 302 Certification of the Chief Accounting Officer.

      32.1       Section 906 Certification of the Chief Executive Officer.

      32.2       Section 906 Certification of the Chief Accounting Officer.