Form 10-K/A
period 2004-12-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2006-02-09
CIK 1038509

Click here to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

(MARK ONE)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________TO_________

COMMISSION FILE NUMBER 33-18053

Pruco Life Insurance Company of New Jersey
(Exact Name of Registrant as Specified in its Charter)

New Jersey	22-2426091
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

213 Washington Street
Newark, New Jersey 07102
(973) 802-6000
(Address and Telephone Number of Registrant’s Principal Executive Offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:   NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No

State the aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

As of February 28, 2005, 400,000 shares of the registrant’s common stock were outstanding.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (I) (1) (a) and (b) on Form 10-K/A
and is therefore filing this Form with reduced disclosure.

Click here to Cover

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed for the purpose of amending Items 8 and 9A of Part II of the Annual Report on Form 10-K for the year ended December 31, 2004 of Pruco Life Insurance Company of New Jersey to reflect the restatement of Pruco Life Insurance Company of New Jersey’s Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002, as described in Footnote 2 to the Financial Statements included in this Form 10-K/A.  All other Items of the original filing on Form 10-K made on March 31, 2005 are unaffected by the changes to the Statements of Cash Flows and such Items have not been included in this Amendment.  Information in this Form 10-K/A is generally stated as of December 31, 2004 and does not reflect any subsequent information or events other than the restatement of the Statements of Cash Flows.  More current information with respect to Pruco Life Insurance Company of New Jersey is contained within its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and other filings with the Securities and Exchange Commission.

Back to Contents

PART II

Item 8.  Financial Statements and Supplementary Data

Information with respect to this item 8 regarding Financial Statements and Supplementary Data is set forth commencing on page F-3 hereof.  See Index to Financial Statement elsewhere in this Annual Report on Form 10-K/A

Item 9A.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, previously reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2004.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer previously concluded that, as of December 31, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.  No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended December 31, 2004, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  These conclusions are not affected by the misclassifications in the Company’s Statements of Cash Flows discussed in the following paragraph, which were identified subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

As reported in a Current Report on Form 8-K filed by the Company on February 7, 2006, management of the Company concluded that certain amounts were incorrectly classified in the Company’s audited Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 included in the Company’s 2004 Annual Report on Form 10-K (the “2004 Form 10-K”) and in the Company’s unaudited Statements of Cash Flows for the periods ended March 31 and June 30, 2005 and 2004 included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2005 (the “2005 Forms 10-Q”).  In connection with the preparation of the Company’s financial statements for the year ended December 31, 2005, management of the Company concluded on February 1, 2006 that the Company should file this Form 10-K/A and Forms 10-Q/A restating the Statements of Cash Flows included in the 2004 Form 10-K and in the 2005 Forms 10-Q.  The restatements are limited in scope, relating principally to the classification of data collected and not to the collection of data or to the numerical accuracy of data collected.  The Company has implemented enhancements to its internal control over financial reporting, primarily with respect to the periodic analysis and review of statements of cash flows, designed to provide reasonable assurance that errors of this type in the Company’s Statements of Cash Flows will not recur.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) (1) and (2) Financial Statements of Registrant are listed in the accompanying “Index to Financial Statements” on page F-1 hereof and are filed as part of this Report.

(a) (3) Exhibits

24	Powers of Attorney.

31.1	Section 302 Certification of the Chief Executive Officer,

31.2	Section 302 Certification of the Chief Accounting Officer,

32.1	Section 906 Certification of the Chief Executive Officer,

32.2	Section 906 Certification of the Chief Accounting Officer.

2

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newark, and State of New Jersey, on the 9th day of February 2006.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
(Registrant)

By:	/s/ Bernard J. Jacob

Bernard J. Jacob
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 9, 2006.

Signature		Title

James J. Avery, Jr. *		Director

James J. Avery, Jr.

/s/ Bernard J. Jacob *		Director and President
(Principal Executive Officer)
Bernard J. Jacob

Ronald Paul Joelson	*	Director

Ronald Paul Joelson

C. Edward Chaplin	*	Director

C. Edward Chaplin

Helen M. Galt	*	Director

Helen M. Galt

David R. Odenath, Jr.	*	Director

David R. Odenath, Jr.

/s/ John Chieffo		Chief Financial and Accounting Officer

John Chieffo
(Principal Accounting and Financial Officer)

* By:	/s/ Thomas C. Castano

Thomas C. Castano
(Attorney-in-Fact)

3

Back to Contents

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Financial Statements and
Report of Independent Registered Public Accounting Firm

December 31, 2004 and 2003

Back to Contents

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Back to Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of
Pruco Life Insurance Company of New Jersey

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pruco Life Insurance Company of New Jersey (an indirect, wholly-owned subsidiary of The Prudential Insurance Company of America) at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2, the Company adopted American Institute of Certified Public Accountants Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” as of January 1, 2004, and the fair value provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” as of January 1, 2003.

As described in Note 2 to the Financial Statements, the Company has restated its 2004, 2003 and 2002 financial statements.

PricewaterhouseCoopers LLP
New York, New York
March 25, 2005, except the first paragraph of Note 2, for which the date is February 9, 2006

Back to Index

Pruco Life Insurance Company of New Jersey

Statements of Financial Position
As of December 31, 2004 and December 31, 2003 (in thousands, except share amounts)

	2004	2003

ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2004 - $874,200; and 2003 - $746,370)	$903,685	$782,685
Policy loans	153,359	154,659
Short-term investments	44,549	44,571
Other long-term investments	1,977	2,765

Total investments	1,103,570	984,680
Cash and cash equivalents	108,117	72,547
Deferred policy acquisition costs	183,219	176,529
Accrued investment income	15,045	13,635
Reinsurance recoverables	67,411	17,850
Receivables from affiliates	17,152	17,173
Other assets	13,789	9,954
Separate account assets	2,112,866	1,926,301

TOTAL ASSETS	$3,621,169	$3,218,669

LIABILITIES AND STOCKHOLDER’S EQUITY LIABILITIES
Policyholders’ account balances	$796,421	$675,823
Future policy benefits and other policyholder liabilities	189,673	158,752
Cash collateral for loaned securities	74,527	78,855
Securities sold under agreements to repurchase	24,754	14,483
Income taxes payable	76,878	51,383
Other liabilities	27,788	20,317
Separate account liabilities	2,112,866	1,926,301

Total liabilities	3,302,907	2,925,914

CONTINGENCIES (See Note 12)

STOCKHOLDER’S EQUITY
Common stock, ($5 par value; 400,000 shares, authorized; issued and outstanding at December 31, 2004 and December 31, 2003)	2,000	2,000
Additional paid-in-capital	168,810	168,742
Deferred compensation	(152)	(108)
Accumulated other comprehensive income	13,246	13,178
Retained earnings	134,358	108,943

Total stockholder’s equity	318,262	292,755

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$3,621,169	$3,218,669

See Notes to Financial Statements

Back to Index

Pruco Life Insurance Company of New Jersey

Statements of Operations and Comprehensive Income
Years Ended December 31, 2004, 2003 and 2002 (in thousands)

	2004	2003	2002

REVENUES
Premiums	$31,822	$38,141	$28,321
Policy charges and fee income	77,872	70,060	70,444
Net investment income	52,499	45,148	44,812
Realized investment gains (losses), net	1,885	(838)	(14,204)
Asset management fees	4,976	4,029	1,264
Other income	1,947	1,717	1,709

Total revenues	171,001	158,257	132,346

BENEFITS AND EXPENSES
Policyholders’ benefits	44,968	50,898	45,543
Interest credited to policyholders’ account balances	29,324	22,641	20,449
General, administrative and other expenses	60,742	55,167	56,145

Total benefits and expenses	135,034	128,706	122,137

Income from operations before income taxes and cumulative effect of accounting change	35,967	29,551	10,209

Income taxes:
Current	14,584	(15,103)	(8,717)
Deferred	(4,216)	24,037	3,558

Total income tax expense (benefit)	10,368	8,934	(5,159)

Net Income from Operations Before Cumulative Effect of Accounting Change	25,599	20,617	15,368
Cumulative effect of change in accounting principle, net of taxes	(184)	—	—

NET INCOME	25,415	20,617	15,368

Other comprehensive income, net of tax
Increase (decrease) in net unrealized investment gains, net of taxes	(479)	3,483	5,971
Cumulative effect of accounting change, net of tax	547	—	—

Other comprehensive income, net of tax	68	3,483	5,971

COMPREHENSIVE INCOME	$25,483	$24,100	$21,339

See Notes to Financial Statements

Back to Index

Pruco Life Insurance Company of New Jersey

Statements of Stockholder’s Equity
Periods Ended December 31, 2004, 2003 and 2002 (in thousands)

	Common Stock	Paid – in Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity

Balance, January 1, 2002	$2,000	$128,689	$72,959	$—	$3,724	$207,372
Net income	—	—	15,368	—	—	15,368
Adjustments to policy credits issued to eligible policyholders	—	—	(1)	—	—	(1)
Change in net unrealized investment gains, net of taxes	—	—	—	—	5,971	5,971

Balance, December 31, 2002	2,000	128,689	88,326	—	9,695	228,710
Net income	—	—	20,617	—	—	20,617
Contribution from Parent	—	40,000	—	—	—	40,000
Stock-based compensation programs	—	53	—	(108)	—	(55)
Change in net unrealized investment gains, net of taxes	—	—	—	—	3,483	3,483

Balance, December 31, 2003	2,000	168,742	108,943	(108)	13,178	292,755
Net income	—	—	25,415	—	—	25,415
Stock-based compensation programs	—	68	—	(44)	—	24
Cumulative effect of accounting change, net of taxes	—	—	—	—	547	547
Change in net unrealized investment gains, net of taxes	—	—	—	—	(479)	(479)

Balance, December 31, 2004	$2,000	$168,810	$134,358	$(152)	$13,246	$318,262

See Notes to Financial Statements

Back to Index

Pruco Life Insurance Company of New Jersey

Statements of Cash Flows (Restated)
Years Ended December 31, 2004, 2003 and 2002 (in thousands)

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,415	$20,617	$15,368
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Policy charges and fee income	(16,862)	(15,319)	(11,504)
Interest credited to policyholders’ account balances	29,324	22,641	20,449
Realized investment (gains) losses, net	(1,885)	838	14,204
Amortization and other non-cash items	8,743	3,859	551
Cumulative effect of accounting change	184	—	—
Change in:
Future policy benefits and other policyholder liabilities	30,691	24,701	11,972
Reinsurance recoverable	(49,561)	(9,671)	—
Accrued investment income	(784)	(2,344)	(892)
Receivable from affiliates	21	13	(7,416)
Payable to affiliates	431	42	40
Deferred policy acquisition costs	1,773	(43,138)	(27,207)
Income taxes payable	25,877	15,778	(5,724)
Other, net	713	(2,887)	(15,487)

Cash Flows From (used in) Operating Activities	54,080	15,130	(5,646)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	449,427	314,546	272,081
Policy loans	19,023	21,429	18,785
Payments for the purchase of:
Fixed maturities, available for sale	(547,220)	(533,088)	(331,061)
Policy loans	(10,994)	(10,781)	(11,679)
Other long-term investments, net	(86)	1,083	(2,458)
Short-term investments, net	2,443	(14,254)	2,822

Cash Flows (Used in) Investing Activities	(87,407)	(221,065)	(51,510)

CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	222,751	216,651	145,169
Policyholders’ account withdrawals	(159,664)	(76,819)	(76,956)
Cash collateral for loaned securities, net	(4,328)	53,820	(11,057)
Securities sold under agreements to repurchase, net	10,271	(17,230)	13,199
Contribution from Parent	—	40,000	—
Cash payments to eligible policyholders	—	—	(9,121)
Net change in financing arrangements (maturities 90 days or less)	(133)	578	(808)

Cash Flows From Financing Activities	68,897	217,000	60,426

Net increase in cash and cash equivalents	35,570	11,065	3,270
Cash and cash equivalents, beginning of year	72,547	61,482	58,212

CASH AND CASH EQUIVALENTS, END OF YEAR	$108,117	$72,547	$61,482

See Notes to Financial Statements

Back to Index

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

1.     BUSINESS

Pruco Life Insurance Company of New Jersey or, “the Company,” is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. The Company is licensed to sell interest-sensitive individual life insurance, variable life insurance, term insurance, variable annuities, and fixed annuities contracts only in the states of New Jersey and New York.

The Company is a wholly owned subsidiary of Pruco Life Insurance Company or, “Pruco Life”, a stock life insurance company organized in 1971 under the laws of the state of Arizona. Pruco Life, in turn, is a wholly owned subsidiary of The Prudential Insurance Company of America or, “Prudential Insurance”, an insurance company founded in 1875 under the laws of the state of New Jersey. On December 18, 2001 (“the date of demutualization”) Prudential Insurance converted from a mutual life insurance company to a stock life insurance company and became an indirect wholly owned subsidiary of Prudential Financial, Inc. or, “Prudential Financial.”

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products and individual annuities.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of Statements of Cash Flows

The Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 have been restated to reflect the following:

Changes in the net receivable/payable from unsettled investment purchases and sales, previously classified within “adjustments to reconcile net income to cash provided by operating activities,” have been reclassified to cash flows from investing activities, to the extent such balances pertained to investments classified as available for sale.

The net change in the policy loans receivable, previously reported in cash flows operating activities, is now reported as a component of cash flows of investing activities.

Changes in the presentation of bank overdrafts and various other items previously reported in cash flows operating activities, are now reported as a component of cash flows of financing activities.

As a result of the restatements, previously reported cash flows from (used in) operating activities, cash flows (used in) investing activities and cash flows from financing activities were increased or reduced for the years ended December 31, 2004 2003 and 2002 as follows:

	Year-Ended December 31,

	2004	2003	2002

Cash flows from (used in) operating activities:
As originally reported	$56,854	$36,267	$8,351
Impact of restatements	(2,774)	(21,137)	(13,997)
Revised for restatements	$54,080	$15,130	$(5,646)
Cash flows (used in) investing activities:
As originally reported:	$(91,363)	$(238,815)	$(59,747)
Impact of restatements	3,956	17,750	8,237
Revised for restatements	$(87,407)	$(221,065)	$(51,510)
Cash flows from financing activities:
As originally reported:	$70,079	$213,613	$54,666
Impact of restatements	(1,182)	3,387	5,760
Revised for restatements	$68,897	$217,000	$60,426

The restatements had no impact on the total change in cash and cash equivalents within Statements of Cash Flows or on the Statements of Operations or Statements of Financial Position.

Back to Index

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock Options
Effective January 1, 2003, Prudential Financial changed its accounting for employee stock options to adopt the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, prospectively for all new awards granted to employees on or after January 1, 2003. Accordingly, results of operations of the Company for the years ended December 31, 2004 and 2003, include costs of less than $0.1 million and $0.1 million, respectively, associated with employee stock options issued by Prudential Financial to certain employees of the Company. Prior to January 1, 2003, Prudential Financial accounted for employee stock options using the intrinsic value method of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, Prudential Financial and the Company did not recognize any stock-based compensation costs as all options granted had an exercise price equal to the market value of Prudential Financial’s Common Stock on the date of grant.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which replaces FASB Statement No. 123. SFAS 123R requires all entities to apply the fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. As described above Prudential Financial had previously adopted the fair value recognition provisions of the original SFAS 123 for all new awards granted to employees on or after January 1, 2003. SFAS 123R is effective for interim and annual periods beginning after June 15, 2005. Prudential Financial will adopt the fair value recognition provisions of this statement on July 1, 2005 for those awards issued prior to January 1, 2003. By that date, the unvested stock options issued prior to January 1, 2003, will be recognized over the remaining vesting period of approximately six months.

Prudential Financial and the Company account for non-employee stock options using the fair value method of SFAS No. 123 in accordance with Emerging Issues Task Force Issue (“EITF”) No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees” and related interpretations in accounting for its non-employee stock options.

Investments
Fixed maturities classified as “available for sale” are carried at fair value.  The amortized cost of fixed maturities is written down to fair value if a decline in value is considered to be other than temporary. See the discussion below on realized gains and losses for a description of the accounting for impairment adjustments. Unrealized gains and losses on fixed maturities “available for sale”, including the effect on deferred policy acquisition costs and policyholders’ account balances that would result from the realization of unrealized gains and losses are included in “Accumulated other comprehensive income (loss).”

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

Securities repurchase and resale agreements that satisfy certain criteria are treated as collateralized financing arrangements. These agreements are carried at the amounts at which the securities will be subsequently resold or reacquired, as specified in the respective agreements. For securities purchased under agreements to resell, the Company’s policy is to take possession or control of the securities and to value the securities daily. Securities to be resold are the same, or substantially the same, as the securities received. For securities sold under agreements to repurchase, the market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. Securities to be repurchased are the same, or

Back to Index

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

substantially the same as those sold. Income and expenses related to these transactions executed within the general are reported as “Net investment income,” however, for transactions used to borrow funds, the associated borrowing cost is reported as interest expense (included in “General and administrative expenses”).

Securities borrowed and securities loaned transactions are treated as financing arrangements and are recorded at the amount of cash advanced or received. With respect to securities loaned transactions, the Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of the securities borrowed and loaned on a daily basis with additional collateral obtained or provided as necessary. Substantially all of the Company’s securities borrowed transactions are with brokers and dealers, commercial banks and institutional clients. Substantially all of the Company’s securities loaned transactions are with large brokerage firms. Income and expenses associated with securities borrowing transactions are reported as  “Net investment income.” Income and expenses associated with securities loaned transactions used to generate income are generally reported as “Net investment income;” however, for securities loaned transactions used for funding purposes the associated rebate is reported as interest expense (included in “General and administrative expenses”).

Short-term investments consist of highly liquid debt instruments with a maturity of greater than three months and less than twelve months when purchased. These investments are carried at amortized cost, which because of their short-term nature approximates fair value.

Other long-term investments consist of the Company’s investments in joint ventures and limited partnerships in which the Company does not exercise control, as well as investments in the Company’s own separate accounts, which are carried at estimated fair value, and investment real estate. Joint venture and partnership interests are generally accounted for using the equity method of accounting, except in instances in which the Company’s interest is so minor that it exercises virtually no influence over operating and financial policies. In such instances, the Company applies the cost method of accounting. The Company’s net income from investments in joint ventures and partnerships is generally included in “Net investment income.”

Realized investment gains (losses), net are computed using the specific identification method. Costs of fixed maturities and equity securities are adjusted for impairments, which are declines in value that are considered to be other than temporary. Impairment adjustments are included in “Realized investment losses, net.” In evaluating whether a decline in value is other than temporary, the Company considers several factors including, but not limited to the following: (1) the extent (generally if greater than 20%) and the duration (generally if greater than six months); (2) the reasons for the decline in value (credit event, interest related or market fluctuation); (3) the Company’s ability and intent to hold the investments for a period of time to allow for a recovery of value; and (4) the financial condition of and near-term prospects of the issuer.

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include, but are not limited to: (1) the risk that our assessment of an issuer’s ability to meet its obligations could change, (2) the risk that the economic outlook could be worse than expected or have more of an impact on the issuer than anticipated, (3) the risk that we are making decisions based on fraudulent or misstated information in the financial statements provided by issuers and (4) the risk that new information obtained by us or changes in other facts and circumstances, including those not related to the issuer, could lead us to change our intent to hold the security to maturity or until it recovers in value.  Any of these situations could result in a change in our impairment determination, and hence a charge to earnings in a future period.

Cash and cash equivalents
Cash and cash equivalents include cash on hand, amounts due from banks, money market instruments, and other debt issues with maturities of three months or less when purchased.

Deferred Policy Acquisition Costs
The Company is charged distribution expenses from Prudential’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement. These costs include commissions and variable field office expenses. The Company is also allocated costs of policy issuance and underwriting from Prudential Insurance’s general and administrative expense allocation system. The Company also is charged commissions from third parties, which are primarily capitalized.

The costs that vary with and that are related primarily to the production of new insurance and annuity business are deferred to the extent such costs are deemed recoverable from future profits. For annuity products, the entire transfer-pricing fee is deemed to be related to the production of new annuity business and is capitalized. For life products, there is a look-through into the expenses incurred by the Prudential Insurance’s agency network and expenses that are considered to be related to the production of new

Back to Index

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

insurance business are deferred. The cost of policy issuance and underwriting are also considered to be related primarily to the production of new insurance and annuity business and are fully capitalized. Deferred policy acquisition costs (“DAC”) are subject to recoverability testing at the end of each accounting period. DAC, for applicable products, are adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in “Accumulated other comprehensive income (loss).”

Policy acquisition costs related to interest-sensitive and variable life products and certain investment-type products are deferred and amortized over the expected life of the contracts (periods ranging from 25 to 30 years) in proportion to estimated gross profits arising principally from investment results, mortality and expense margins, and surrender charges based on historical and anticipated future experience, which is updated periodically.  The effect of changes to estimated gross profits on unamortized DAC is reflected in “General, administrative and other expenses” in the period such estimated gross profits are revised. DAC related to non-participating term insurance are amortized over the expected life of the contracts in proportion to premium income.

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

Separate account assets and liabilities
Separate account assets and liabilities are reported at fair value and represent segregated funds which are invested for certain policyholders, pension funds and other customers. The assets consist of common stocks, fixed maturities, real estate related investments, real estate mortgage loans and short-term investments. The assets of each account are legally segregated and are generally not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. See Note 8 for additional information regarding separate account arrangements with contractual guarantees.  The investment income and gains or losses for separate accounts generally accrue to the policyholders and are not included in the Statements of Operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income.” Asset management fees charged to the accounts are included in “Asset management fees.”

Back to Index

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other assets and other liabilities
The Company provides sales inducements to contractholders, which primarily include an up-front bonus added to the contractholder’s initial deposit for certain annuity contracts. These costs are deferred and recognized on the statement of financial position in other assets. They are amortized using the same methodology and assumptions used to amortized deferred policy acquisition costs. The amortization expense is included as a component of interest credited to policyholders’ account balances. As of December 31, 2004 and 2003, deferred sales inducement costs included in other assets were $11 million and $8 million, respectively.

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

Policyholders’ Account Balances
The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is generally equal to the accumulated account deposits plus interest credited less policyholder withdrawals and other charges assessed against the account balance. These policyholders’ account balances also include provision for benefits under non-life contingent payout annuities.

Future Policy Benefits
The Company’s liability for future policy benefits is primarily comprised of the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality, less the present value of future net premiums. For life insurance, expected mortality is generally based on the Company’s historical experience or standard industry tables. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves. The Company’s liability for future policy benefits is also inclusive of liabilities for guarantee benefits related to certain non-traditional long duration life and annuity contracts, which are discussed more fully in Note 8.

Unpaid Claims
Unpaid claims include estimates of claims that the Company believes have been incurred, but have not yet been reported (“IBNR”) as of the balance sheet date. Consistent with industry accounting practice, we do not establish loss reserves until a loss has occurred. These IBNR estimates, and estimates of the amounts of loss we will ultimately incur on reported claims, which are based in part on our historical experience, are regularly adjusted to reflect actual claims experience. When actual experience differs from our previous estimate, the resulting difference will be included in our reported results for the period of the change in estimate in the “Policyholders’ benefits” caption in our statements of operations. On an ongoing basis, trends in actual experience are a significant factor in the determination of claim reserve levels.

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

Back to Index

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Amounts received as payment for interest-sensitive life, deferred annuities and guaranteed investment contracts are reported as deposits to “Policyholders’ account balances.”  Revenues from these contracts reflected as “Policy charges and fee income” consist primarily of fees assessed during the period against the policyholders’ account balances for mortality charges, policy administration charges and surrender charges. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited to policyholders’ account balances and amortization of DAC.

Premiums, benefits and expenses are stated net of reinsurance ceded to other companies. Estimated reinsurance recoverables and the cost of reinsurance are recognized over the life of the reinsured policies using assumptions consistent with those used to account for the underlying policies.

Asset Management Fees
Beginning October 1, 2002, the Company receives in accordance with a servicing agreement with Prudential Investments LLC, asset management fee income from policyholder account balances invested in The Prudential Series Funds (“PSF”).  The PSF are a portfolio of mutual fund investments related to the Company’s separate account products (see Note 13). In addition, the Company receives fees from policyholders’ account balances invested in funds managed by companies other than Prudential Insurance. Asset management fees are recognized as income when earned.

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

Derivatives are used to manage the characteristics of the Company’s asset/liability mix, manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to seek to reduce exposure to interest rate and foreign currency risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred.

The Company designates derivatives as either (1) a hedge of the fair value of a recognized asset or liability or unrecognized firm commitment (“fair value” hedge),  (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge),  (3) a foreign currency fair value or cash flow hedge (“foreign currency” hedge),  (4) a hedge of a net investment in a foreign operation, or  (5) a derivative entered into as an economic hedge that does not qualify for hedge accounting. As of December 31, 2003, none of the Company’s derivatives qualify for hedge accounting treatment.

If a derivative does not qualify for hedge accounting, all changes in its fair value, including net receipts and payments, are included in “Realized investment gains (losses), net” without considering changes in the fair value of the economically associated assets or liabilities.

The Company is a party to financial instruments that may contain derivative instruments that are “embedded” in the financial instruments. At inception, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and changes in its fair value are included in “Realized investment gains (losses), net.”

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

Back to Index

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements
In March 2004, the EITF of the FASB reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This Issue establishes impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities. It also requires income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. The Company’s policy is generally to record income only as cash is received following an impairment of a debt security. In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF 03-1-1, which defers the effective date of a substantial portion of EITF 03-1, from the third quarter of 2004, as originally required by the EITF, until such time as FASB issues further implementation guidance, which is expected sometime in 2005. The Company will continue to monitor developments concerning this Issue and is currently unable to estimate the potential effects of implementing EITF 03-1 on the Company’s consolidated financial position or results of operations.

In December 2003, the FASB issued FIN No. 46(R), “Consolidation of Variable Interest Entities,” which revised the original FIN No. 46 guidance issued in January 2003. FIN No. 46(R) addresses whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated in a company’s financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity’s expected losses and the right to receive the entity’s expected residual returns) or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if, as the primary beneficiary, it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. On December 31, 2003, the Company adopted FIN No. 46(R) for all special purpose entities (“SPEs”) and for relationships with all VIEs that began on or after February 1, 2003. On March 31, 2004, the Company implemented FIN No. 46(R) for relationships with potential VIEs that are not SPEs. The transition to FIN No. 46(R) did not have a material effect on the Company’s consolidated financial position or results of operations.

In July 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” AcSEC issued this SOP to address the need for interpretive guidance in three areas: separate account presentation and valuation; the classification and valuation of certain long-duration contract liabilities; and the accounting recognition given sales inducements (bonus interest, bonus credits and persistency bonuses).

The effect of adopting SOP 03-1 was a charge of $.2 million, net of $.1 million of taxes, which was reported as a “Cumulative effect of accounting change, net of taxes” in the results of operations for the year ended December 31, 2004. This charge reflects the net impact of converting certain individual market value adjusted annuity contracts from separate account accounting treatment to general account accounting treatment, including carrying the related liabilities at accreted value, and the effect of establishing reserves for guaranteed minimum death benefit provisions of the Company’s variable annuity and variable life contracts. The Company also recognized a cumulative effect of accounting change related to unrealized investment gains within “Other comprehensive income, net of taxes” of $.5 million, net of $.3 million of taxes, for the year ended December 31, 2004. Upon adoption of SOP 03-1, approximately $40 million in “Separate account assets” were reclassified resulting in an increase in “Fixed maturities, available for sale”, as well as changes in other non-separate account assets. Similarly, upon adoption, approximately $40 million in “Separate account liabilities” were reclassified resulting in increases in “Policyholders’ account balances” as well as changes in other non-separate account liabilities.

In June 2004, the FASB issued FSP No. 97-1, “Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability.” FSP 97-1 clarifies the accounting for unearned revenue liabilities of certain universal-life type contracts under SOP 03-1. The Company’s adoption of FSP 97-1 on July 1, 2004 did not change the accounting for unearned revenue liabilities and, therefore, had no impact on the Company’s consolidated financial position or results of operations. In September 2004, the AICPA SOP 03-1 Implementation Task Force issued a Technical Practice Aid (“TPA”) to clarify certain aspects of SOP 03-1. The implementation of this TPA during the third quarter of 2004 had no impact on the Company’s consolidated financial position or results of operations.

Back to Index

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2003, the FASB issued Statement No. 133 Implementation Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments.” Implementation Issue No. B36 indicates that a modified coinsurance arrangement (“modco”), in which funds are withheld by the ceding insurer and a return on those withheld funds is paid based on the ceding company’s return on certain of its investments, generally contains an embedded derivative feature that is not clearly and closely related to the host contract and should be bifurcated in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Effective October 1, 2003, the Company adopted the guidance prospectively for existing contracts and all future transactions. As permitted by SFAS No. 133, all contracts entered into prior to January 1, 1999, were grandfathered and are exempt from the provisions of SFAS No. 133 that relate to embedded derivatives. The application of Implementation Issue No. B36 in 2003 had no impact on the consolidated financial position or results of operations of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 generally applies to instruments that are mandatorily redeemable, that represent obligations that will be settled with a variable number of company shares, or that represent an obligation to purchase a fixed number of company shares. For instruments within its scope, the statement requires classification as a liability with initial measurement at fair value. Subsequent measurement depends upon the certainty of the terms of the settlement (such as amount and timing) and whether the obligation will be settled by a transfer of assets or by issuance of a fixed or variable number of equity shares. The Company’s adoption of SFAS No. 150, as of July 1, 2003, did not have a material effect on the Company’s consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Prior to the adoption of SFAS No. 146, such amounts were recorded upon the Company’s commitment to a restructuring plan. The Company has adopted this statement for applicable transactions occurring on or after January 1, 2003.

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 expands existing accounting guidance and disclosure requirements for certain guarantees and requires the recognition of a liability for the fair value of certain types of guarantees issued or modified after December 31, 2002. The January 1, 2003 adoption of the Interpretation’s guidance did not have a material effect on the Company’s financial position.

Reclassifications
Certain amounts in the prior years have been reclassified to conform to the current year presentation.

Back to Index

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

3.     INVESTMENTS

Fixed Maturities
The following tables provide additional information relating to fixed maturities as of December 31:

	2004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Fixed maturities available for sale
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$40,178	$527	$94	$40,611
Foreign government bonds	—	—	—	—
Corporate securities	795,984	30,808	1,788	825,004
Mortgage-backed securities	38,038	200	168	38,070

Total fixed maturities, available for sale	$874,200	$31,535	$2,050	$903,685

	2003

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Fixed maturities available for sale
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$31,909	$668	$—	$32,577
Foreign government bonds	1,024	174	—	1,198
Corporate securities	699,928	36,179	964	735,143
Mortgage-backed securities	13,509	258	—	13,767

Total fixed maturities, available for sale	$746,370	$37,279	$964	$782,685

Back to Index

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

3.     INVESTMENTS (continued)

The amortized cost and estimated fair value of fixed maturities, by contractual maturities at December 31, 2003, is shown below:

	Available for Sale

	Amortized Cost	Fair Value

	(in thousands)
Due in one year or less	$56,439	$56,990
Due after one year through five years	437,557	450,027
Due after five years through ten years	271,044	283,460
Due after ten years	71,122	75,138
Mortgage-backed securities	38,038	38,070

Total	$874,200	$903,685

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

Investment Income and Investment Gains and Losses

Net investment income arose from the following sources for the years ended December 31:

	2004	2003	2002

	(in thousands)
Fixed maturities, available for sale	$44,375	$36,587	$35,078
Policy loans	8,443	8,463	8,715
Short-term investments and cash equivalents	1,733	1,430	1,852
Other	272	535	932

Gross investment income	54,823	47,015	46,577
Less investment expenses	(2,324)	(1,867)	(1,765)

Net investment income	$52,499	$45,148	$44,812

Back to Index

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

3.     INVESTMENTS (continued)

Realized investment losses, net, including charges for other than temporary reductions in value, for the years ended December 31, were from the following sources:

	2004	2003	2002

	(in thousands)
Fixed maturities, available for sale	$2,024	$(1,123)	$(12,690)
Derivatives and other	(139)	285	(1,514)

Realized investment losses, net	$1,885	$(838)	$(14,204)

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of December 31, 2003:

	Less than twelve months		Twelve months or more		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$23,744	$94	$—	$—	$23,744	$94
Corporate securities	208,780	1,721	3,606	67	212,386	1,788
Mortgage-backed securities	25,005	168	—	—	25,005	168

Total	$257,529	$1,983	$3,606	$67	$261,135	$2,050

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

Back to Index

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

3.     INVESTMENTS (continued)

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains on fixed maturities available for sale are included in the Statements of Financial Position as a component of “Accumulated other comprehensive income.”  Changes in these amounts include adjustments to exclude from  “Other comprehensive income (loss)” those items that are included as part of “net income” for a period that also had been part of “Other comprehensive income (loss)” in earlier periods.  The amounts for the years ended December 31, net of tax, are as follows:

	Net Unrealized Gains (Losses) on Investments	Deferred policy Acquisition Costs	Policyholders’ Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)

	(in thousands)
Balance, January 1, 2002	$11,738	$(7,134)	$1,214	$(2,094)	$3,724
Net investment gains on investments arising during the period	3,607	—	—	(1,299)	2,308
Reclassification adjustment for losses included in net income	12,690	—	—	(4,568)	8,122
Impact of net unrealized investment gains on deferred policy acquisition costs	—	(9,128)		3,286	(5,842)
Impact of net unrealized investment gains on policyholders’ account balances			2,161	(778)	1,383

Balance, December 31, 2002	28,035	(16,262)	3,375	(5,453)	9,695
Net investment gains on investments arising during the period	7,160	—	—	(2,577)	4,583
Reclassification adjustment for losses included in net income	1,123	—	—	(404)	719
Impact of net unrealized investment gains on deferred policy acquisition costs	—	(3,662)		1,318	(2,344)
Impact of net unrealized investment gains on policyholders’ account balances	—	—	821	(296)	525

Balance, December 31, 2003	36,318	(19,924)	4,196	(7,412)	13,178
Net investment gains on investments arising during the period	(4,798)			2,043	(2,755)
Reclassification adjustment for losses included in net income	(2,024)			708	(1,316)
Impact of net unrealized investment gains on deferred policy acquisition costs		8,075		(3,026)	5,049
Impact of net unrealized investment gains on policyholders’ account balances			(1,465)	555	(910)

Balance, December 31, 2004	$29,496	$(11,849)	$2,731	$(7,132)	$13,246

Back to Index

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

4.     DEFERRED POLICY ACQUISITION COSTS

The balance of and changes in deferred policy acquisition costs for the year ended December 31, are as follows:

	2004	2003	2002

	(in thousands)
Balance, beginning of year	$176,529	$137,053	$118,975
Capitalization of commissions, sales and issue expenses	21,374	60,669	51,974
Amortization	(23,147)	(17,531)	(24,768)
Change in unrealized investment gains	8,463	(3,662)	(9,128)

Balance, end of year	$183,219	$176,529	$137,053

Deferred acquisition costs in 2004 include reductions in capitalization and amortization related to the reinsurance expense allowances resulting from the coinsurance treaty with Prudential Arizona Reinsurance Captive Company or, “PARCC,” discussed in Note 13 below.  Ceded capitalization and amortization relating to this treaty included in the above table amounted to $37 million and $3 million, respectively, in 2004.

5.     POLICYHOLDERS’ LIABILITIES

Future policy benefits at December 31 are as follows:

	2004	2003

	(in thousands)
Life insurance	$183,736	$154,410
Individual Annuities	5,937	4,342

Total future policy benefits	$189,673	$158,752

Life insurance liabilities include reserves for death benefits and other policy benefits. Annuity liabilities include reserves for annuities that are in payout status.

Future policy benefits for life insurance are based on the net level premium method, calculated using the guaranteed mortality and nonforfeiture rates, which range from 2.50% to 7.50%.

Future policy benefits for individual annuities are equal to the aggregate of 1) the present value of expected future payments on the basis of actuarial assumptions established at issue, and 2) any premium deficiency reserves. Assumptions as to mortality are based on the Company’s experience when the basis of the reserve is established. The interest rates used in the determination of the individual annuities reserves range from 4.75% to 8.75%, with less than 10% of the reserves based on an interest rate in excess of 8%.

 Policyholders’ account balances at December 31 are as follows:

	2004	2003

	(in thousands)
Interest-sensitive life contracts	$432,460	$390,044
Individual annuities	363,961	285,779

Total policyholders’ account balances	$796,421	$675,823

Policyholders’ account balances for interest-sensitive life and individual annuities represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable.  Interest crediting rates range from 2.97% to 5.90% for interest-sensitive life contracts. Interest crediting rates for individual annuities range from 1.50% to 11.00%.

Back to Index

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

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

Reinsurance amounts included in the Statement of Operations and Comprehensive Income for the years ended December 31 are below.

	2004	2003	2002

	(in thousands)
Direct premiums and policy charges and fee income	$147,511	$119,381	$104,180
Reinsurance ceded	(37,817)	(11,180)	(5,415)

Premiums and policy charges and fee income	$109,694	$108,201	$98,765
Policyholders’ benefits ceded	$20,028	$11,223	$12,929

Reinsurance premiums ceded for interest-sensitive life products is accounted for as a reduction of policy charges and fee income. Reinsurance ceded for term insurance products is accounted for as a reduction of premiums.

Reinsurance recoverables, included in the Company’s Statements of Financial Position, at December 31, 2004 and 2003 were $67 million and $18 million, respectively.

During 2004, the Company entered into reinsurance contracts with affiliates covering the entire life in force.  As a result, all reinsurance contracts are with affiliates as of December 31, 2004.  These contracts are described further in Note 13, below.

The gross and net amounts of life insurance in force at December 31, were as follows:

	2004	2003	2002

	(in thousands)
Life insurance face amount in force	$42,903,082	$31,868,113	$21,119,708
Ceded to other companies	(37,708,317)	(17,782,119)	(9,866,510)

Net amount of life insurance in force	$5,194,765	$14,085,994	$11,253,198

Back to Index

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

7.     INCOME TAXES

The components of income taxes for the years ended December 31, are as follows:

	2004	2003	2002

	(in thousands)
Current tax (benefit) expense:
U.S.	$14,639	$(15,103)	$(8,975)
State and local	(55)	—	258

Total	14,584	(15,103)	(8,717)

Deferred tax expense (benefit):
U.S.	(2,640)	23,735	3,918
State and local	(1,576)	302	(360)

Total	(4,216)	24,037	3,558

Total income tax expense (benefit)	$10,368	$8,934	$(5,159)

The income tax expense for the years ended December 31, differs from the amount computed by applying the expected federal income tax rate of 35% to income from operations before income taxes and cumulative effect of accounting change for the following reasons:

	2004	2003	2002

	(in thousands)
Expected federal income tax expense	$12,589	$10,343	$3,573
State and local income taxes	(1,060)	197	(66)
Non taxable investment income	(1,240)	(2,583)	(8,505)
Other	79	977	(161)

Total income tax expense (benefit)	$10,368	$8,934	$(5,159)

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2004	2003

	(in thousands)
Deferred tax assets
Net operating loss	$—	$1,074
Investments	1,661	1,673
Other	841	204

Deferred tax assets	2,502	2,951

Deferred tax liabilities
Insurance reserves	$3,249	$7,420
Deferred acquisition costs	46,936	48,271
Net unrealized gains on securities	10,324	13,075
Other	3,209	—

Deferred tax liabilities	63,718	68,766

Net deferred tax liability	$61,216	$65,815

Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets after valuation allowance.  Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of the deferred tax asset that is realizable.  At December 31, 2003 the Company had state operating loss carryforwards of $70 million.

Back to Index

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

7.     INCOME TAXES (continued)

The Internal Revenue Service (the “Service”) has completed all examinations of the consolidated federal income tax returns through 1996. Tax years 1997 through 2001 are currently under examination.  Management believes sufficient provisions have been made for potential adjustments.

8.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

The Company issues traditional variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. The Company also issues variable annuity contracts with general and separate account options where the Company contractually guarantees to the contractholder a return of no less than (a) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (b) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), or (c) the highest contract value on a specified anniversary date minus any withdrawals following the contract anniversary (“anniversary contract value”). These guarantees include benefits that are payable in the event of death or annuitization.

The Company also issues annuity contracts with market value adjusted investment options (“MVAs”), which provide for a return of principal plus a fixed rate of return if held to maturity, or, alternatively, a “market adjusted value” if surrendered prior to maturity. The market value adjustment may result in a gain or loss to the Company, depending on crediting rates or an indexed rate at surrender, as applicable.

In addition, the Company issues variable life, variable universal life and universal life contracts where the Company contractually guarantees to the contractholder a death benefit even when there is insufficient value to cover monthly mortality and expense charges, whereas otherwise the contract would typically lapse (“no lapse guarantee”). Variable life and variable universal life contracts are offered with general and separate account options.

The assets supporting the variable portion of both traditional variable annuities and certain variable contracts with guarantees are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities.” Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits.” In 2004 there were no gains or losses on transfers of assets from the general account to a separate account.

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. For guarantees of benefits that are payable at annuitization, the net amount at risk is generally defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance. The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive.

Back to Index

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

8.     CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

As of December 31, 2004, the Company had the following guarantees associated with these contracts, by product and guarantee type:

	December 31, 2004

Variable Annuity Contracts	In the Event of Death	At Annuitization / Accumulation

	(dollars in thousands)
Return of Net Deposits
Account value	$253,843	N/A
Net amount at risk	$395	N/A
Average attained age of contractholders	61 years	N/A
Minimum return or anniversary contract value
Account value	$743,506	$68,612
Net amount at risk	$67,040	$0
Average attained age of contractholders	63 years	56
Average period remaining until earliest expected annuitization	N/A	6.5 years

Market value adjusted annuities	Unadjusted Value	Adjusted Value

Account value	$34,053	$35,885

December 31, 2004

Variable Life, Variable Universal Life and Universal Life Contracts	In the Event of Death

(dollars in thousands)
No Lapse Guarantees
Separate account value	$417,967
General account value	$65,494
Net amount at risk	$5,329,909
Average attained age of contractholders	42 years

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

December 31, 2004

(in thousands)
Equity funds	$552,820
Bond funds	78,373
Balanced funds	21,584
Money market funds	23,605
Specialty funds	81

Total	$676,463

Back to Index

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

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

Liabilities For Guarantee Benefits

The table below summarizes the changes in general account liabilities for guarantees on variable contracts. The liabilities for guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders’ benefits.”

Guaranteed Minimum Death Benefit (GMDB)

(in thousands)
Balance as of January 1, 2004	$1,633
Incurred guarantee benefits	762
Paid guarantee benefits	(1,154)

Balance as of December 31, 2004	$1,241

The GMDB liability is determined each period end by estimating the accumulated value of a percentage of the total assessments to date less the accumulated value of the death benefits in excess of the account balance. The percentage of assessments used is chosen such that, at issue, the present value of expected death benefits in excess of the projected account balance and the percentage of the present value of total expected assessments over the lifetime of the contracts are equal. The Company regularly evaluates the estimates used and adjusts the GMDB liability balance, with a related charge or credit to earnings, if actual experience or other evidence suggests that earlier assumptions should be revised

The present value of death benefits in excess of the projected account balance and the present value of total expected assessments for GMDB’s were determined over a reasonable range of stochastically generated scenarios. For variable annuities and variable universal life, 5,000 scenarios were stochastically generated and, from these, 200 scenarios were selected using a sampling technique. For variable life, various scenarios covering a reasonable range were weighted based on a statistical lognormal model. For universal life, 10,000 scenarios were stochastically generated and, from these, 100 were selected.

Sales Inducements

The Company defers sales inducements and amortizes them over the anticipated life of the policy using the same methodology and assumptions used to amortize deferred policy acquisition costs. These deferred sales inducements are included in “Other assets.” The Company offers various types of sales inducements. These inducements include: (i) a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s initial deposit and (ii) additional interest credits after a certain number of years a contract is held. Changes in deferred sales inducements are as follows:

Sales Inducements

(in thousands)
Balance as of January 1, 2004	$7,879
Capitalization	4,461
Amortization	(1,225)

Balance as of December 31, 2004	$11,115

Back to Index

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

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

In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance or, “Codification,” which replaced the current Accounting Practices and Procedures manual as the NAIC’s primary guidance on statutory accounting as of January 1, 2001.  Codification provided guidance for areas where statutory accounting had been silent and changed current statutory accounting in certain areas.  The Company adopted the Codification guidance effective January 1, 2001. As a result of these changes, the Company reported an increase to statutory surplus of $7 million, primarily relating to the recognition of deferred tax assets.

The Company is subject to New Jersey law. The maximum amount of dividends, which can be paid by State of New Jersey insurance companies to shareholders without prior approval of the Insurance Commissioner, is subject to N.J.S.A.17:27A-4.c(2)(b). There have been no dividend payments to the Company’s parent in 2004, 2003 or 2002. However, the Company received a $40 million capital contribution from its Parent during 2003.

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

Fixed maturities
The fair values of public fixed maturity securities are based on quoted market prices or estimates from independent pricing services. However, for investments in private placement fixed maturity securities, this information is not available. For these private investments, the fair value is determined typically by using a discounted cash flow model, which considers current market credit spreads for publicly traded issues with similar terms by companies of comparable credit quality, and an additional spread component for the reduced liquidity associated with private placements. This additional spread component is determined based on surveys of various third party financial institutions. Historically, changes in estimated future cash flows or the assessment of an issuer’s credit quality have been the more significant factors in determining fair values.

Policy loans
The fair value of policy loans is calculated using a discounted cash flow model based upon current U.S. Treasury rates and historical loan repayment patterns.

Investment contracts
For individual deferred annuities and other deposit liabilities, fair value approximates carrying value.

Derivative financial instruments
See note 11 for disclosure of fair value on these instruments.

Back to Index

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

10.     FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table discloses the carrying amounts and fair values of the Company’s financial instruments at December 31:

	2004		2003

	Carrying Value	Fair Value	Carrying Value	Fair Value

	(in thousands)
Financial assets:
Fixed maturities, available for sale	$903,685	$903,685	$782,685	$782,685
Policy loans	153,359	175,090	154,659	179,308
Short-term investments	44,549	44,549	44,571	44,571
Cash and cash equivalents	108,117	108,117	72,547	72,547
Separate account assets	2,112,866	2,112,866	1,926,301	1,926,301
Financial liabilities:
Investment contracts	$398,615	$398,615	$312,635	$312,635
Cash collateral for loaned securities	74,527	74,527	78,855	78,855
Securities sold under agreements to repurchase	24,754	24,754	14,483	14,483
Separate account liabilities	2,112,866	2,112,866	1,926,301	1,926,301

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

Futures typically are used to hedge duration mismatches between assets and liabilities. Futures move substantially in value as interest rates change and can be used to either modify or hedge existing interest rate risk. This strategy protects against the risk that cash flow requirements may necessitate liquidation of investments at unfavorable prices resulting from increases in interest rates. This strategy can be a more cost effective way of temporarily reducing the Company’s exposure to a market decline than selling fixed income securities and purchasing a similar portfolio when such a decline is believed to be over.

Credit Risk
The Company is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date. The credit exposure of the Company’s over-the-counter derivative transactions is represented by the fair value (market value) of contracts with a positive fair value (market value) at the reporting date. Because exchange-traded futures and options are effected through regulated exchanges, and positions are marked to market on a daily basis, the Company has little exposure to credit-related losses in the event of nonperformance by counterparties to such financial instruments.

Back to Index

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

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

The Company has received formal requests for information relating to its variable annuity business from regulators, including, among others, the Securities and Exchange Commission and the State of New York Attorney General’s office. As part of a broad initiative by the NAIC, the Company has received a request for information from the New Jersey Department of Banking and Insurance related to producer compensation and fee arrangements.  It is possible that other regulators will issue similar requests.

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

Expense Charges and Allocations
Many of the Company’s expenses are allocations or charges from Prudential Insurance or other affiliates.  These expenses can be grouped into the following categories: general and administrative expenses and agency distribution expenses.

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business processes.  Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company.  The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. Beginning in 2003, general and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

Back to Index

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

13.     RELATED PARTY TRANSACTIONS (Continued)

Affiliated Asset Management Fee Income
Beginning October 1, 2002, in accordance with a servicing agreement with Prudential Investments LLC, the Company receives fee income from policyholder account balances invested in the Prudential Series Funds (“PSF”).  These revenues are recorded as “Asset management fees” in the Statements of Operations and Comprehensive Income.

Corporate Owned Life Insurance
The Company has sold two Corporate Owned Life Insurance (“COLI”) policies to Prudential Insurance.  The cash surrender value included in separate accounts was $462 million and $430 million at December 31, 2004 and December 31, 2003, respectively.  Fees related to the COLI policies were $4 million, $3 million and $7 million for the years ending December 31, 2004, 2003 and 2002, respectively.

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

Back to Index

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

14.     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2004 and 2003 are summarized in the table below:

	Three months ended

	March 31	June 30	September 30	December 31

	(in thousands)
2004
Total revenues	$44,907	$46,297	$40,500	$39,297
Total benefits and expenses	35,106	39,646	33,536	26,746
Income from operations before income taxes and cumulative effect of accounting change	9,801	6,651	6,964	12,551
Net income	6,912	4,774	6,432	7,297

	(in thousands)
2003
Total revenues	$35,410	$42,421	$38,893	$41,533
Total benefits and expenses	32,104	33,770	33,297	29,535
Income from operations before income taxes and cumulative effect of accounting change	3,306	8,651	5,596	11,998
Net income	2,633	5,932	3,229	8,823