Form 10-Q/A
period 2005-03-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2006-02-09
CIK 1038509

Proceed to Contents

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

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q/A and
is therefore filing this Form with the reduced disclosure format.

Back to Contents

TABLE OF CONTENTS

PART I – Financial Information

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed for the purpose of amending Items 1 and 4 of Part I of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 of Pruco Life Insurance Company of New Jersey to reflect the restatement of Pruco Life Insurance Company of New Jersey ’s Unaudited Interim Statements of Cash Flows for the three months ended March 31, 2005 and 2004, as described in Footnote 1 to the Unaudited Interim Financial Statements included in this Form 10-Q/A. All other Items of the original filing on Form 10-Q made on May 13, 2005, are unaffected by the changes to the Unaudited Interim Statements of Cash Flows and such Items have not been included in this Amendment. Information in this Form 10-Q/A is generally stated as of March 31, 2005 and does not reflect any subsequent information or events other than the restatement of the Unaudited Interim Statements of Cash Flows. More current information with respect to Pruco Life Insurance Company of New Jersey is contained within its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and other filings with the Securities and Exchange Commission.

Back to Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pruco Life Insurance Company of New Jersey

Interim Statements of Financial Position (Unaudited)
As of March 31, 2005 and December 31, 2004 (in thousands)

	March 31, 2005	December 31, 2004

ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2005: $943,142 and 2004: $874,200)	$955,682	$903,685
Policy loans	154,066	153,359
Short-term investments	44,799	44,549
Other long-term investments	2,031	1,977

Total investments	1,156,578	1,103,570
Cash and cash equivalents	72,456	108,117
Deferred policy acquisition costs	195,158	183,219
Accrued investment income	17,116	15,045
Reinsurance recoverable	68,920	67,411
Receivables from affiliates	18,591	17,152
Other assets	83,618	13,789
Separate account assets	2,073,806	2,112,866

TOTAL ASSETS	$3,686,243	$3,621,169

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholders’ account balances	809,498	796,421
Future policy benefits and other policyholder liabilities	196,443	189,673
Cash collateral for loaned securities	68,297	74,527
Securities sold under agreements to repurchase	42,841	24,754
Income taxes payable	62,429	76,878
Other liabilities	113,644	27,788
Separate account liabilities	2,073,806	2,112,866

Total liabilities	3,366,958	3,302,907

Contingencies (See Note 2)

Stockholder’s Equity
Common stock, $5 par value; 400,000 shares, authorized; issued and outstanding at March 31, 2005 and December 31, 2004	2,000	2,000
Additional paid-in capital	168,842	168,810
Deferred compensation	(168)	(152)
Retained earnings	141,289	134,358
Accumulated other comprehensive income	7,322	13,246

Total stockholder’s equity	319,285	318,262

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$3,686,243	$3,621,169

See Notes to Interim Financial Statements (unaudited)

Back to Contents

Pruco Life Insurance Company of New Jersey

Interim Statements of Operations and Comprehensive Income (Unaudited)
Three Months Ended March 31, 2005 and 2004 (in thousands)

	Three months ended March 31
	2005	2004
REVENUES

Premiums	$2,046	$11,770
Policy charges and fee income	17,384	18,338
Net investment income	14,003	12,610
Realized investment gains (losses), net	(1,551)	499
Asset management fees	1,339	1,200
Other income	634	490

Total revenues	33,855	44,907

BENEFITS AND EXPENSES

Policyholders’ benefits	6,082	12,213
Interest credited to policyholders’ account balances	6,771	6,612
General, administrative and other expenses	14,045	16,281

Total benefits and expenses	26,898	35,106

Income from operations before income tax expense and cumulative effect of accounting change	6,957	9,801

Income tax expense	26	2,705

Net Income Before Cumulative Effect of Accounting Change	6,931	7,096

Cumulative effect of accounting change, net of taxes	—	(184)

NET INCOME	6,931	6,912

Change in net unrealized investment gains, net of taxes	(5,924)	3,843
Cumulative effect of accounting change, net of taxes	—	547

Other comprehensive income (loss), net of taxes	(5,924)	4,390

TOTAL COMPREHENSIVE INCOME	$1,007	$11,302

See Notes to Interim Financial Statements (unaudited)

Back to Contents

Pruco Life Insurance Company of New Jersey

Interim Statements of Stockholder’s Equity
Three Months Ended March 31, 2005 (in thousands)

	Common stock	Additional paid – in capital	Retained earnings	Deferred Compensation	Accumulated other comprehensive income (loss)	Total stockholder’s equity

Balance, December 31, 2004	$2,000	$168,810	$134,358	$(152)	$13,246	$318,262
Net income	—	—	6,931	—	—	6,931
Stock-based compensation programs	—	32	—	(16)	—	16
Change in net unrealized investment gains, net of taxes	—	—	—	—	(5,924)	(5,924)

Balance, March 31, 2005	$2,000	$168,842	$141,289	$(168)	$7,322	$319,285

See Notes to Interim Financial Statements (unaudited)

Back to Contents

Pruco Life Insurance Company of New Jersey

Interim Statements of Cash Flows (Unaudited, Restated)
Three Months Ended March 31, 2005 and 2004 (in thousands)

	Three months ended, March 31
	2005	2004
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$6,931	$6,912
Adjustments to reconcile net income to net cash (used in) provided by
Operating activities:
Policy charges and fee income	(3,853)	(3,970)
Interest credited to policyholders’ account balances	5,304	6,612
Realized investment (gains) losses, net	2,785	(499)
Amortization and other non-cash items	861	(403)
Cumulative effect of accounting change, net of taxes	—	184
Change in:
Future policy benefits and other insurance liabilities	7,323	7,468
Reinsurance recoverable	(1,509)	(3,530)
Accrued investment income	(2,071)	(1,362)
Receivable from affiliates	(1,439)	(431)
Payable to affiliates	(534)	68
Deferred policy acquisition costs	(2,538)	(8,317)
Income taxes payable	(11,260)	2,704
Other, net	(7,808)	(6,448)

Cash Flows (Used in) Operating Activities	(7,808)	(1,012)

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	281,785	13,027
Policy loans	4,158	5,903
Payments for the purchase of:
Fixed maturities, available for sale	(348,958)	(53,177)
Policy loans	(3,102)	(2,637)
Other long-term investments, net	240	(23)
Short-term investments, net	(297)	12,650

Cash Flows (Used in) Investing Activities	(66,174)	(24,257)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Policyholders’ account deposits	39,222	56,625
Policyholders’ account withdrawals	(31,272)	(38,388)
Cash collateral for loaned securities, net	(6,230)	(19,876)
Securities sold under agreements to repurchase, net	18,087	9,479
Net change in financing arrangements (maturities 90 days or less)	18,514	1,336

Cash Flows From Financing Activities	38,321	9,176

Net decrease in cash and cash equivalents	(35,661)	(16,093)
Cash and cash equivalents, beginning of year	108,117	72,547

CASH AND CASH EQUIVALENTS, END OF PERIOD	$72,456	$56,454

See Notes to Interim Financial Statements(unaudited)

Back to Contents

Pruco Life Insurance Company of New Jersey

Notes to Interim Financial Statements (Unaudited)

1.      BASIS OF PRESENTATION

Restatement of Statements of Cash Flows

The Statements of Cash Flows for the three months ended March 31, 2005 and 2004 have been restated to reflect the following:

Changes in the net receivable/payable from unsettled investment purchases and sales, previously classified within “adjustments to reconcile net income to cash provided by operating activities,” have been reclassified to cash flows (used in) investing activities, to the extent such balances pertained to investments classified as available for sale.

The net change in the policy loans receivable, previously reported in cash flows (used in) operating activities, is now reported as a component of cash flows (used in) investing activities.

Changes in the presentation of bank overdrafts and various other items previously reported in cash flows (used in) operating activities, are now reported as a component of cash flows from financing activities.

As a result of the restatements, previously reported cash flows (used in) operating activities, cash flows (used in) investing activities and cash flows from financing activities were increased or reduced for the three months ended March 31, 2005 and 2004 as follows:

Three Months Ended March 31,
	2005	2004
Cash flows (used in) operating activities:
As originally reported	$14,167	$10,154
Impact of restatements	(21,975)	(11,166)
Revised for restatements	($7,808)	($1,012)
Cash flows (used in) investing activities:
As originally reported:	($71,327)	($31,522)
Impact of restatements	5,153	7,265
Revised for restatements	($66,174)	($24,257)
Cash flows from financing activities:
As originally reported:	$21,499	$5,275
Impact of restatements	16,822	3,901
Revised for restatements	$38,321	$9,176

The restatements had no impact on the total change in cash and cash equivalents within the Statements of Cash Flows or on the Statements of Operations or Statements of Financial Position.

Basis of Presentation

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or “GAAP,” on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q/A and Article 10 of Regulation S-X of the Securities and Exchange Commission. These interim financial statements are unaudited but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the results of operations and financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” for the interim periods presented. The Company is a wholly owned subsidiary of the Pruco Life Insurance Company, or “Pruco Life,” which in turn is a wholly owned subsidiary of The Prudential Insurance Company of America, or “Prudential Insurance.” Prudential Insurance is a wholly owned subsidiary of Prudential Financial, Inc., or “Prudential Financial.” All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. Certain amounts in the Company's prior year financial statements have been reclassified to conform to the current year presentation.

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

The cumulative effect of the adoption of this SOP is shown in the statement of cash flows under “Cumulative Effect of Accounting Change” and includes increases in fixed maturities and policyholder account balances of approximately $40 million related to the reclassifications of annuity contracts from the separate account to the general account. This activity also includes the establishment of the GMDB reserves of approximately $1.6 million and the increase in DAC of $0.4 million. Other balance sheet accounts that were affected include other long-term investments and deferred taxes payable.

Stock Options
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment,” which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 (R) requires all entities to apply the fair value based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. Under this method, compensation costs of awards to employees, such as stock options, are measured at fair value and expensed over the period during which an employee is required to provide service in exchange for the award (the vesting period). The Company had previously adopted the fair value recognition provision of the original SFAS No. 123, prospectively for all new stock options issued to employees on or after January 1, 2003. As issued, SFAS No. 123 (R) is effective for interim and annual periods beginning after June 15, 2005. However, the SEC has recently deferred the effective date and as a result the Company will adopt SFAS No. 123 (R) on January 1, 2006. By that date, there will be no unvested stock options issued prior to January 1, 2003.

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

Reinsurance with Affiliates
On August 1, 2004, the Company entered into an agreement to reinsure its term life insurance policies known as Term Elite and Term Essential, or “Term,” with an affiliated company, Prudential Arizona Reinsurance Captive Company, or “PARCC.” The Company reinsured with PARCC, 90 percent of the risks under such policies through an automatic and facultative coinsurance agreement. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. This coinsurance agreement replaces the yearly renewable term agreements with external reinsurers that were previously in effect on this block of business. There was no net cost associated with the initial transaction, which was accounted for in accordance with SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.” Reinsurance recoverables related to this agreement were $59 million at March 31, 2005.

In December 2004, the Company recaptured the excess of loss reinsurance agreement with Prudential Insurance Company of America, or “Prudential Insurance,” and replaced it with a revised yearly renewable term agreement to reinsure all risks, not otherwise reinsured. Reinsurance recoverables related to this agreement were $8 million as of March 31, 2005. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions.

Item 4.    Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, previously reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2005. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer previously concluded that, as of March 31, 2005, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. These conclusions are not affected by the misclassifications in the Company’s Statements of Cash Flows discussed in the following paragraph, which were identified subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

As reported in a Current Report on Form 8-K filed by the Company on February 7, 2006, management of the Company concluded that certain amounts were incorrectly classified in the Company’s audited Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 included in the Company’s 2004 Annual Report on Form 10-K (the “2004 Form 10-K”) and in the Company’s unaudited Statements of Cash Flows for the periods ended March 31 and June 30, 2005 and 2004 included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2005 (the “2005 Forms 10-Q”). In connection with the preparation of the Company’s financial statements for the year ended December 31, 2005, management of the Company concluded on February 1, 2006 that the Company should file a Form 10-K/A and Forms 10-Q/A, including this Form 10-Q/A, restating the Statements of Cash Flows included in the 2004 Form 10-K and in the 2005 Forms 10-Q. The restatements are limited in scope, relating principally to the classification of data collected and not to the collection of data or to the numerical accuracy of data collected. The Company has implemented enhancements to its internal control over financial reporting, primarily with respect to the periodic analysis and review of statements of cash flows designed to provide reasonable assurance that errors of this type in the Company’s Statements of Cash Flows will not recur.

Back to Contents

Item 6. Exhibits

31.1	Section 302 Certification of the Chief Executive Officer,

31.2	Section 302 Certification of the Chief Accounting Officer,

32.1	Section 906 Certification of the Chief Executive Officer,

32.2	Section 906 Certification of the Chief Accounting Officer.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Newark and the State of New Jersey on the 9th day of February 2006.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

By: /s/ John Chieffo John Chieffo Chief Accounting Officer (Authorized Signatory and Principal Financial Officer)

Date: February 9, 2006

Back to Contents

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer,

31.2	Section 302 Certification of the Chief Accounting Officer,

32.1	Section 906 Certification of the Chief Executive Officer,

32.2	Section 906 Certification of the Chief Accounting Officer.