Form 10-Q/A
period 2005-06-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2006-02-09
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

__________________________

FORM 10-Q/A

(Amendment No. 1)

___________________________

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended June 30, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

Commission file number 33-18053

________________________________

Pruco Life Insurance Company
of New Jersey

(Exact name of Registrant as specified in its charter)

New Jersey	22-2426091
(State or other jurisdiction	(IRS Employer Identification No.)
incorporation or organization)

213 Washington Street, Newark, New Jersey	07102
(Address of principal executive offices) (Zip Code)	(Zip Code)

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

     As of August 12, 2005, 400,000 shares of the registrant’s Common Stock (par value $5), were outstanding. As of such date, Pruco Life Insurance Company, an Arizona company and an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey Corporation, owned all of the registrant’s Common Stock.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H)(1)(a) and (b) on Form 10-Q/A and
is therefore filing this Form with the reduced disclosure format.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed for the purpose of amending Items 1 and 4 of Part I of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 of Pruco Life Insurance Company of New Jersey to reflect the restatement of Pruco Life Insurance Company of New Jersey ’s Unaudited Interim Statements of Cash Flows for the six months ended June 30, 2005 and 2004, as described in Footnote 1 to the Unaudited Interim Financial Statements included in this Form 10-Q/A. All other Items of the original filing on Form 10-Q made on August 12, 2005, are unaffected by the changes to the Unaudited Interim Statements of Cash Flows and such Items have not been included in this Amendment. Information in this Form 10-Q/A is generally stated as of June 30, 2005 and does not reflect any subsequent information or events other than the restatement of the Unaudited Interim Statements of Cash Flows. More current information with respect to Pruco Life Insurance Company of New Jersey is contained within its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and other filings with the Securities and Exchange Commission.

Back to Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pruco Life Insurance Company of New Jersey

Interim Statements of Financial Position
As of June 30, 2005 and December 31, 2004 (in thousands)

	June 30, 2005 (Unaudited)	December 31, 2004

ASSETS
Fixed maturities available for sale, at fair value amortized cost, 2005: $984,105 and 2004: $874,200)	$1,009,251	$903,685
Policy loans	154,472	153,359
Short-term investments	22,269	44,549
Other long-term investments	3,108	1,977

Total investments	1,189,100	1,103,570
Cash and cash equivalents	72,366	108,117
Deferred policy acquisition costs	191,958	183,219
Accrued investment income	16,428	15,045
Reinsurance recoverable	81,351	67,411
Receivables from affiliates	10,018	17,152
Other assets	14,899	13,789
Separate account assets	2,148,240	2,112,866

TOTAL ASSETS	$3,724,360	$3,621,169

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholders’ account balances	815,801	796,421
Future policy benefits and other policyholder liabilities	208,269	189,673
Cash collateral for loaned securities	65,964	74,527
Securities sold under agreements to repurchase	25,611	24,754
Income taxes payable	67,836	76,878
Short-term debt	35,000	—
Other liabilities	25,697	27,788
Separate account liabilities	2,148,240	2,112,866

Total liabilities	3,392,418	3,302,907

Contingencies (See Note 2)

Stockholder’s Equity
Common stock, $5 par value; 400,000 shares, authorized; issued and outstanding at June 30, 2005 and December 31, 2004	2,000	2,000
Additional paid-in capital	168,867	168,810
Deferred compensation	(186)	(152)
Retained earnings	149,123	134,358
Accumulated other comprehensive income	12,138	13,246

Total stockholder’s equity	331,942	318,262

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$3,724,360	$3,621,169

See Notes to Interim Financial Statements

Back to Contents

Pruco Life Insurance Company of New Jersey

Interim Statements of Operations and Comprehensive Income (Unaudited)
Three and Six Months Ended June 30, 2005 and 2004 (in thousands)

	Three months ended		Six months ended
	June 30,		June 30,

	2005	2004	2005	2004

REVENUES

Premiums	$2,194	$12,092	$4,240	$23,862
Policy charges and fee income	17,537	20,955	34,921	39,293
Net investment income	14,572	13,039	28,576	25,649
Realized investment gains (losses), net	1,238	(1,526)	(313)	(1,027)
Asset management fees	1,792	1,209	3,131	2,409
Other income	514	528	1,147	1,018

Total revenues	37,847	46,297	71,702	91,204

BENEFITS AND EXPENSES

Policyholders’ benefits	4,612	12,674	10,693	24,887
Interest credited to policyholders’ account balances	7,843	7,427	14,614	14,039
General, administrative and other expenses	14,376	19,545	28,422	35,826

Total benefits and expenses	26,831	39,646	53,729	74,752

Income from operations before income taxes and cumulative effect of change in accounting principle	11,016	6,651	17,973	16,452

Income tax expense	3,182	1,877	3,208	4,582

Net Income Before Cumulative Effect of Change in Accounting Principle	7,834	4,774	14,765	11,870

Cumulative effect of change in accounting principle, net of tax	—	—	—	(184)

NET INCOME	7,834	4,774	14,765	11,686

Change in net unrealized investment gains, shadow DAC and other shadow reserves, net of taxes	4,816	(10,666)	(1,108)	(6,823)
Cumulative effect of accounting change, net of taxes	—	—	—	547

Other comprehensive income (loss), net of tax	4,816	(10,666)	(1,108)	(6,276)

TOTAL COMPREHENSIVE INCOME (LOSS)	$12,650	$(5,892)	13,657	$5,410

See Notes to Interim Financial Statements (unaudited)

Back to Contents

Pruco Life Insurance Company of New Jersey

Interim Statements of Stockholder’s Equity
Six Months Ended June 30, 2005 (in thousands)

	Common stock	Additional paid – in capital	Deferred compensation	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholder’s equity

Balance, December 31, 2004	$2,000	$168,810	$(152)	$134,358	$13,246	$318,262

Net income	—	—	—	14,765	—	14,765

Stock-based compensation programs	—	57	(34)	—	—	23

Change in net unrealized investment gains, shadow DAC and other shadow reserves, net of taxes	—	—	—	—	(1,108)	(1,108)

Balance, June 30, 2005	$2,000	$168,867	$(186)	$149,123	$12,138	$331,942

See Notes to Interim Financial Statements (unaudited)

Back to Contents

Pruco Life Insurance Company of New Jersey

Interim Statements of Cash Flows (Unaudited, Restated)
Six Months Ended June 30, 2005 and 2004 (in thousands)

	Six months ended, June 30

	2005	2004
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$14,765	$11,686
Adjustments to reconcile net income to net cash (used in) provided by
Operating activities:
Policy charges and fee income	(6,982)	(8,081)
Interest credited to policyholders’ account balances	11,711	14,039
Realized investment (gains) losses, net	313	1,023
Amortization and other non-cash items	2,622	(35,896)
Cumulative effect of accounting change, net of taxes	—	184
Change in:
Future policy benefits and other insurance liabilities	19,452	16,168
Reinsurance recoverable	(13,940)	(6,848)
Accrued investment income	(1,383)	(1,025)
Receivable from affiliates	7,134	65
Payable to affiliates	(534)	(22)
Deferred policy acquisition costs	(5,915)	(16,817)
Income taxes payable	(8,445)	18,353
Other, net	(6,188)	(3,135)

Cash Flows From (Used In) Operating Activities	12,610	(10,306)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	536,993	213,990
Policy loans	8,431	10,489
Payments for the purchase of:
Fixed maturities, available for sale	(652,769)	(260,778)
Policy loans	(6,156)	(5,457)
Commercial loans	(1,000)	—
Other long-term investments, net	(131)	(141)
Short-term investments, net	22,263	17,325

Cash Flows (Used in) Investing Activities	(92,369)	(24,572)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Policyholders’ account deposits	80,305	119,227
Policyholders’ account withdrawals	(66,870)	(82,977)
Proceeds from short-term debt issued	40,000	—
Repayments of short-term debt	(5,000)	—
Cash collateral for loaned securities, net	(8,563)	(15,321)
Securities sold under agreements to repurchase, net	857	18,591
Net change in financing arrangements (maturities 90 days or less)	3,279	1,022

Cash Flows From Financing Activities	44,008	40,542

Net (decrease) increase in cash and cash equivalents	(35,751)	5,664
Cash and cash equivalents, beginning of year	108,117	72,547

CASH AND CASH EQUIVALENTS, END OF PERIOD	$72,366	$78,211

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (received)	$11,653	$(13,774)

See Notes to Interim Financial Statements (unaudited)

Back to Contents

Pruco Life Insurance Company of New Jersey

Notes to Interim Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

Restatement of Statements of Cash Flows

The Statements of Cash Flows for the six months ended June 30, 2005 and 2004 have been restated to reflect the following:

Changes in the net receivable/payable from unsettled investment purchases and sales, previously classified within “adjustments to reconcile net income to cash provided by operating activities,” have been reclassified to cash flows from (used in) investing activities, to the extent such balances pertained to investments classified as available for sale.

The net change in the policy loans receivable, previously reported in cash flows from operating activities, is now reported as a component of cash flows (used in) investing activities.

Changes in the presentation of bank overdrafts and various other items previously reported in cash flows operating activities, are now reported as a component of cash flows from financing activities.

As a result of the restatements, previously reported cash flows from operating activities, cash flows used in investing activities and cash flows from (used in) financing activities were increased or reduced for the six months ended June 30, 2005 and 2004, 2003 and 2002 as follows:

	Six Months Ended June 30,

	2005	2004

Cash flows from (used in) operating activities:
As originally reported	$14,879	$(6,921)
Impact of restatements	(2,269)	(3,385)
Revised for restatements	$12,610	$(10,306)
Cash flows from (used) in investing activities:
As originally reported:	$(91,512)	$(26,352)
Impact of restatements	(857)	1,780
Revised for restatements	$(92,369)	$(24,572)
Cash flows from financing activities:
As originally reported:	$40,882	$38,937
Impact of restatements	3,126	1,605
Revised for restatements	$44,008	$40,542

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

Back to Contents

Pruco Life Insurance Company of New Jersey

Notes to Interim Financial Statements (Unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Reinsurance with Affiliates

On August 1, 2004, the Company entered into an agreement to reinsure its term life insurance policies, known as Term Elite and Term Essential, or “Term,” with an affiliated company, Prudential Arizona Reinsurance Captive Company, or “PARCC.” The Company reinsured with PARCC 90 percent of the risks under such policies through a coinsurance agreement. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. This coinsurance agreement replaced yearly renewable term agreements with external reinsurers that were previously in effect with respect to this block of business. There was no net cost associated with the initial transaction, which was accounted for in accordance with SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.” Reinsurance recoverable related to this agreement was $75 million as of June 30, 2005.

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

Back to Contents

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, previously reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2005. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer previously concluded that, as of June 30, 2005, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. These conclusions are not affected by the misclassifications in the Company’s Statements of Cash Flows discussed in the following paragraph, which were identified subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

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

PART II – OTHER INFORMATION

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