Form 10-K
period 2005-12-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2006-03-24
CIK 1038509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

State the aggregate market value of the voting stock held by non-affiliates of the registrant:  N/A

As of February 28, 2006, 400,000 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

THE INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, PRUDENTIAL FINANCIAL, INC.’S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 9, 2006, TO BE FILED WITH BY PRUDENTIAL FINANCIAL, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER THE YEAR ENDED DECEMBER 31, 2005.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (I) (1) (a) and (b) on Form 10-K

and is therefore filing this Form with reduced disclosure.

Forward-Looking Statements

Some of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of stock, real estate and other financial markets; (2) interest rate fluctuations; (3) re-estimates of our reserves for future policy benefits and claims;(4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and valuation of business acquired; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in indentifying, monitoring and managing risks;(14) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (15) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (16) changes in assumptions for retirement expense. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” for discussion of certain risks relating to our businesses.

PART 1

Item 1. Business

Overview

Pruco Life Insurance Company of New Jersey or, “the Company” is a life insurance company organized in 1982 under the laws of the state of New Jersey. The Company is licensed to sell interest-sensitive individual life insurance and variable life insurance, term life insurance, and individual variable and fixed annuities or, “the Contracts,” only in New Jersey and New York.

The Company is a wholly owned subsidiary of Pruco Life Insurance Company or, “Pruco Life,” a life insurance company organized in 1971 under the laws of the state of Arizona. Pruco Life, in turn, is a wholly owned subsidiary of The Prudential Insurance Company of America, “Prudential Insurance,” an insurance company organized in 1875 under the laws of the state of New Jersey. On December 18, 2001, “the date of demutualization,” Prudential Insurance converted from a mutual life insurance company to a stock life insurance company and became an indirect wholly owned subsidiary of Prudential Financial, Inc., “Prudential Financial,” The demutualization was completed in accordance with Prudential Insurance’s Plan of Reorganization, which was approved by the Commissioner of the New Jersey Department of Banking and Insurance in October 2001.

On March 8, 2006, Prudential Financial, Inc. entered into an agreement to acquire Allstate Financial’s variable annuity business through a reinsurance transaction. Completion of the transaction, currently expected to occur during the second quarter of 2006, is subject to customary closing conditions, including regulatory approvals. Upon closing of the transaction, it is anticipated that Prudential Financial, Inc. Pruco Life and the Company will benefit from an exclusive distribution arrangement.

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products, and individual annuities. The following paragraphs describe the Company’s products, marketing and distribution, and underwriting and pricing.

Products

Variable Life Insurance

The Company offers a number of individual variable life insurance products that provide a return linked to an underlying investment portfolio designated by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. Each product provides for the deduction of charges and expenses from the customer’s investment account. The Company also offers variable life products targeted to the estate planning and corporate-owned life insurance markets.

Term Life Insurance

The Company offers a variety of term life insurance products. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage.

Universal Life Insurance

The Company offers universal life insurance products that feature a market rate fixed interest investment account, flexible premiums and a choice of guarantees against lapse. The Company offers products that cover individual lives as well as survivorship universal life, which covers two individuals on a single policy and provides for payment of a death benefit upon the death of the second insured individual.

Variable and Fixed Annuities

The Company offers variable annuities that provide customers with the opportunity to invest in proprietary and non-proprietary mutual funds and fixed-rate options. The investments made by customers in the proprietary and non-proprietary mutual funds represent separate accounts for which the contractholder bears the investment risk. The investments made in the fixed rate options are credited with interest at rates we determine, subject to certain minimums. Additionally, the Company’s variable annuities products offer certain minimum death benefit and living benefit guarantee options. The Company also offers fixed annuity products that provide a guarantee of principal and a guaranteed interest rate for a specified period of time.

Marketing and Distribution

Prudential Insurance Agents

Agents of Prudential Insurance distribute variable, term, and universal life insurance, variable and fixed annuities, and investment and protection products with proprietary and non-proprietary investment options as well as selected insurance products manufactured by others.

Prudential Insurance Agents sell life insurance products primarily to customers in the U.S. mass and mass affluent markets, as well as small business owners. The majority of Prudential Insurance Agents are multi-line agents. Other than certain training allowances or salary paid at the beginning of their employment, Prudential Insurance Agents are paid on a commission basis for the products they sell. In addition to commissions, Prudential Insurance Agents receive the employee benefits that are provided to other Prudential Insurance employees generally, including medical and disability insurance, an employee savings program and qualified retirement plans.

Third Party Distribution

Our individual life and annuity products are offered through a variety of third party channels, including independent brokers, general agencies, producer groups, banks and broker-dealers. We focus on sales through intermediaries who provide life insurance solutions to protect individuals, families and businesses and support of estate and wealth transfer planning. The life insurance products offered are generally the same as those available through Prudential Agents. A network of internal and external wholesalers supports our third party efforts.

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

Annuities

We earn asset management fees based upon the average assets of the mutual funds in our variable annuity products and mortality and expense fees and other fees for various insurance-related options and features based on average daily net assets value of the annuity separate accounts or the amount of guaranteed value. We price our fixed annuities as well as the fixed-rate options of our variable annuities based on assumptions as to investment returns, expenses and persistency. Competition also influences our pricing. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities. To encourage persistency, most of our variable and fixed annuities have declining surrender or withdrawal charges for a specified number of years.

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

Effective January 1, 2004, we adopted SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts,” which requires us to record a liability for minimum guaranteed death benefits as well as other changes. This is discussed in Item 7, Management’s Discussion and Analysis and in Note 2 on new accounting pronouncements.

Reinsurance

During 2005, the Company entered into new reinsurance agreements with an affiliate as part of its risk management and capital management strategies. Effective October 3, 2005, the Company entered into a new coinsurance agreement with Pruco Re, Ltd. providing for the 100% reinsurance of its Lifetime Five benefit feature sold on new business after October 3, 2005.

Since 2000, we have reinsured the majority of the mortality risk we assume under our newly sold individual life insurance products with both affiliated and unaffiliated companies. As of the end of 2005, all reinsurance arrangements were with affiliated companies and the maximum amount of individual life insurance we may retain on any life is $100,000. See Note 13 to the Financial Statements for more information related to these affiliated reinsurance arrangements.

Regulatory Environment

In order to continue to market life insurance and annuity products, the Company must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. Statutory accounting practices differ from generally accepted accounting principles or, “GAAP.” First, under statutory accounting practices, the acquisition costs of new business are charged to expense, while under GAAP they are initially deferred and amortized over a period of time. Second, under statutory accounting practices, the required additions to statutory reserves for new business in some cases may initially exceed the statutory revenues attributable to such business. These practices result in a reduction of statutory income and surplus at the time of recording new business.

Insurance companies are subject to Risk-Based Capital or, “RBC,” guidelines, monitored by insurance regulatory authorities, that measure the ratio of the Company’s statutory surplus with certain adjustments, “Adjusted Capital”, to its required capital, based on the risk characteristics of its insurance liabilities and investments. Required capital is determined by statutory formulae that consider risks related to the type and quality of invested assets, insurance-related risks associated with the Company’s products, interest rate risks, and general business risks. The RBC calculations are intended to assist regulators in measuring the adequacy of the Company’s statutory capitalization. The Company considers RBC implications in its asset/liability management strategies. These changes improved the RBC ratios reducing the capital requirements associated with our variable annuity products.

Changes in statutory capital requirements for our variable annuity products under an NAIC initiative known as “C-3 Phase II” became effective as of December 31, 2005. These changes improved the RBC ratios reducing the capital requirements associated with our variable annuity products.

The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System or, “IRIS,” to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined “usual ranges.” Generally, regulators will begin to investigate or monitor an insurance company if ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. The Company is not currently subject to regulatory scrutiny based on these ratios.

The Company is subject to the laws of the Insurance Department. A detailed financial statement in the prescribed from, the “Annual Statement,” is filed with the Insurance Department each year covering the Company’s operations for the preceding year and its financial position as of the end of that year. Regulation by the Insurance Department includes periodic examination to verify the accuracy of contract liabilities and reserves. The Company’s books and accounts are subject to review by the Insurance Department at all times. A full examination of the Company’s operations is conducted periodically by the Insurance Department and under the auspices of the NAIC.

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

Our variable life insurance products, as well as our variable annuity products, generally are “securities” within the meaning of federal securities laws, registered under the federal securities laws and subject to regulation by the SEC and the NASD. Federal and some state securities regulation affect investment advice, sales and related activities with respect to these products. In addition, although the federal government does not comprehensively regulate the business of insurance, federal legislation and administrative policies in several areas, including taxation, financial services regulation and pension and welfare benefits regulation, can significantly affect the insurance industry. Congress also periodically considers and is considering laws affecting privacy of information and genetic testing that could significantly and adversely affect the insurance industry.

Item 1A. Risk Factors

These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Annual Report on Form 10-K.

Market fluctuations and general economic, market and political conditions may adversely affect our business and profitability.

Our insurance products and certain of our investment products, and our investment returns, are sensitive to stock, real estate and other market fluctuations and general economic, market and political conditions and these fluctuations and changes could adversely affect our investment returns and results of operations, including in the following respects:

•	The profitability of many of our insurance products depends in part on the value of the separate accounts supporting these products, which may fluctuate substantially depending on the foregoing conditions.

•	A change in market conditions, including prolonged periods of high inflation, could cause a change in consumer sentiment adversely affecting sales and persistency of our long-term savings and protection products.

•	Lapses of variable life and annuity products and withdrawals of assets from other investment products may increase if a market downturn, increased market volatility or other market conditions result in customers becoming dissatisfied with their products.

•	A market decline could result in guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values or our pricing assumptions would support, requiring us to materially increase reserves for such products.

•	Market conditions beyond our control determine the availability and cost of the reinsurance protection we purchase. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms which could adversely affect the profitability of future business or our willingness to write future business.

Interest rate fluctuations could adversely affect our businesses and profitability.

Our insurance products and certain of our investment products, and our investment returns, are sensitive to interest rate fluctuations, and changes in interest rates could adversely affect our investment returns and results of operations, including in the following respects:

•	Some of our products expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. When interest rates decline, we have to reinvest the cash income from our investments in lower yielding instruments. Since many of our policies and contracts have guaranteed minimum interest or crediting rates or limit the resetting of interest rates, the spreads could decrease and potentially become negative. When interest rates rise, we may not be able to replace the assets in our general account with the higher yielding assets needed to fund the higher crediting rates necessary to keep these products and contracts competitive.

•	Changes in interest rates may reduce our spreads or result in potential losses in our investment activities in which we borrow funds and purchase investments to earn additional spread income on the borrowed funds. A decline in market interest rates could also reduce our returns from investment of equity.

•	When interest rates rise, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with perceived higher returns, requiring us to sell investment assets potentially resulting in realized investment losses, or requiring us to accelerate the amortization of DAC. (defined below).

•	A decline in interest rates accompanied by unexpected prepayments of certain investments could result in reduced investments and a decline in our profitability. An increase in interest rates accompanied by unexpected extensions of certain lower yielding investments could result in a decline in our profitability.

•	Changes in the relationship between long-term and short-term interest rates could adversely affect the profitability of some of our products.

If our reserves for future policyholder benefits and claims are inadequate, we may be required to increase our reserves, which would adversely affect our results of operations and financial condition.

We establish and carry reserves to pay future policyholder benefits and claims. Our reserves do not represent an exact calculation of liability, but rather are actuarial or statistical estimates based on many assumptions and projections which are inherently uncertain and involve the exercise of significant judgment, including as to the levels of and/or timing of receipt or payment of premiums, benefits, claims, expenses, interest credits, investment results, retirement, mortality, morbidity and persistency. We cannot determine with precision the ultimate amounts that we will pay for, or the timing of payment of, actual benefits, claims and expenses or whether the assets supporting our policy liabilities, together with future premiums, will be sufficient for payment of benefits and claims. If we conclude that our reserves, together with future premiums, are insufficient to cover future policy benefits and claims, we would be required to increase our reserves and incur income statement charges for the period in which we make the determination, which would adversely affect our results of operations and financial condition.

Our profitability may decline if mortality rates, morbidity rates or persistency rates differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality rates, or likelihood of death, and morbidity rates, or likelihood of sickness, of our policyholders. Pricing of our insurance and deferred annuity products are also based in part upon expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. The development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, could adversely affect the profitability of existing business and our pricing assumptions for new business. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract.

We may be required to accelerate the amortization of deferred policy acquisition costs, or DAC, which could adversely affect our results of operations or financial condition.

Deferred policy acquisition costs, or DAC, represent the costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts, and we amortize these costs over the expected lives of the contracts. Management, on an ongoing basis, tests the DAC recorded on our balance sheet to determine if this amount is recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC for those products for which we amortize DAC in proportion to gross profits or gross margins.

Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC that could have an adverse effect on the results of our operations and our financial condition.

A downgrade or potential downgrade in our claims-paying or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered, increase our borrowing costs and/or hurt our relationships with creditors or trading counterparties.

Claims-paying ratings, which are sometimes referred to as “financial strength” ratings, represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy, and are important factors affecting public confidence in an insurer and its competitive position in marketing products. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness, and credit ratings are important to our ability to raise capital through the issuance of debt and to the cost of such financing. A downgrade in our claims-paying or credit ratings could limit our ability to market products, reduce our competitiveness, increase the number or value of policies being surrendered, increase our borrowing costs and/or hurt our relationships with creditors.

Losses due to defaults by others, including issuers of investment securities or reinsurance and derivative instrument counterparties, could adversely affect the value of our investments or reduce our profitability.

Issuers and borrowers whose securities or loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults could have an adverse effect on our results of operations and financial condition.

Intense competition could adversely affect our ability to maintain or increase our market share or profitability.

We face intense competition from domestic and foreign insurance companies, asset managers and diversified financial institutions, both for the ultimate customers for our products and, in many businesses, for distribution through non-affiliated distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, investment performance of our products, product features, scope of distribution and distribution arrangements, price, perceived financial strength and claims-paying and credit ratings. A decline in our competitive position as to one or more of these factors could adversely affect our profitability and assets under management. Many of our competitors are large and well capitalized and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher claims-paying or credit ratings than we do. The proliferation and growth of non-affiliated distribution channels puts pressure on our captive sales channels to either increase their productivity or reduce their costs in order to remain competitive, and we run the risk that the marketplace will make a more significant or rapid shift to non-affiliated or direct distribution alternatives than we anticipate or are able to achieve ourselves, potentially adversely affecting our market share and results of operations. Competition for personnel is intense. The loss of personnel could have an adverse effect on our business and profitability.

Changes in U.S. federal income tax law or in the income tax laws of other jurisdictions in which we operate could make some of our products less attractive to consumers and increase our tax costs.

Current U.S. federal income tax laws generally permit holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the build-up of value which is paid as a death benefit under a life insurance contract. Congress from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities and insurance products, as well as other types of changes that could reduce or eliminate the attractiveness of annuities and life insurance products to consumers, such as repeal of the estate tax.

For example, the Economic Growth and Tax Relief Reconciliation Act of 2001 and the Jobs and Growth Tax Relief Reconciliation Act of 2003 generally provide for lower income tax, capital gains and dividend tax rates that might have the effect of reducing the benefits of tax deferral on the build-up of value of annuities and life insurance products. The Bush Administration continues to propose that many of the rate reductions pursuant to these Acts be made permanent as well as to propose several tax-favored savings initiatives. Proposed changes to the Social Security program would allow a portion of an individual’s Social Security contributions to be privately invested which, if enacted, could affect sales of some of our products. These changes or other tax law changes might hinder our sales and result in the increased surrender of insurance and annuity products.

Congress, as well as foreign, state and local governments, also considers from time to time legislation that could increase our tax costs. If such legislation is adopted, our net income could decline.

Our businesses are heavily regulated and changes in regulation may reduce our profitability.

Our businesses are subject to comprehensive regulation and supervision. The purpose of this regulation is primarily to protect our customers and not our shareholder. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations.

The Company is subject to the rules and regulations of the SEC and the NYSE relating to public reporting and disclosure, securities trading, accounting and financial reporting, and corporate governance matters. The Sarbanes-Oxley Act of 2002 and rules and regulations adopted in furtherance of that Act have substantially increased the requirements in these and other areas for SEC reporting companies.

Many insurance regulatory and other governmental or self-regulatory bodies have the authority to review our products and business practices and those of our agents and employees and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could adversely affect our business, reputation, results of operations or financial condition. For a discussion of material pending litigation and regulatory matters, see “Legal Proceedings.”

The NAIC has adopted a Model Regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and a supporting Guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX.” The Regulation and supporting Guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that this level of reserves is excessive, and we have implemented reinsurance and capital management actions to mitigate the impact of Regulation XXX on our term insurance business. However, we may not be able to implement actions to mitigate the impact of Regulation XXX and Guideline AXXX on future sales of term and universal life insurance products, thereby potentially requiring us to incur higher operating costs than we currently anticipate, reduce our sales of these products or implement measures that may be disruptive to our business.

Insurance regulators, as well as industry participants, have also begun to consider potentially significant changes in the way in which statutory reserves and statutory capital are determined, particularly for products with embedded options and guarantees. New regulatory capital requirements have already gone into effect for variable annuity products. The timing of, and extent of, such changes to the statutory reporting framework are uncertain; however, the result could be increases to statutory reserves and capital, and an adverse effect on our products, sales and operating costs.

Legal and regulatory actions are inherent in our businesses and could adversely affect our results of operations or harm our businesses or reputation.

We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our businesses. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. Substantial legal liability in these or future legal or regulatory actions could have an adverse affect on us or cause us reputational harm, which in turn could harm our business prospects.

Material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, are discussed under “Legal Proceedings”, item 3 in Management’s Discussion and Analysis.

Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. Our reserves for litigation and regulatory matters may prove to be inadequate. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period.

The occurrence of natural or man-made disasters could adversely affect our results of operations and financial condition.

The occurrence of natural disasters, including hurricanes, floods, earthquakes, tornadoes, fires, explosions, pandemic disease and man-made disasters, including acts of terrorism and military actions, could adversely affect our results of operations or financial condition, including in the following respects:

•	Catastrophic loss of life due to natural or man-made disasters could cause us to pay benefits at higher levels and/or materially earlier than anticipated and could lead to unexpected changes in persistency rates.

•	A natural or man-made disaster could result in losses in our investment portfolio or the failure of our counterparties to perform, or cause significant volatility in global financial markets.

•	A terrorist attack affecting financial institutions in the United States or elsewhere could negatively impact the financial services industry in general and our business operations, investment portfolio and profitability in particular. As previously reported, in August 2004, the U.S. Department of Homeland Security identified our Newark, New Jersey facilities, along with those of several other financial institutions in New York and Washington, D.C., as possible targets of a terrorist attack.

•	Pandemic disease, caused by a virus such as H5N1 (the “Avian flu” virus), could have a severe adverse effect on the Company’s business. The potential impact of such a pandemic on the Company’s results of operations, liquidity and financial position is highly speculative, and would depend on numerous factors, including: the probability of the virus mutating to a form that can be passed from human to human; the rate of contagion if and when that occurs; the regions of the world most affected; the effectiveness of treatment for the infected population; the rates of mortality and morbidity among various segments of the insured versus the uninsured population; the collectibility of reinsurance; the possible macroeconomic effects of a pandemic on the Company’s asset portfolio; the effect on lapses and surrenders of existing policies, as well as sales of new policies; and many other variables.

There can be no assurance that our business continuation plans and insurance coverages would be effective in mitigating any negative effects on our operations or profitability in the event of a terrorist attack or other disaster.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could adversely affect our businesses or result in losses.

Our policies and procedures to monitor and manage risks may not be fully effective and may leave us exposed to unidentified and unanticipated risks. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective. Past or future employee misconduct could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm and the precautions we take to prevent and detect this activity may not be effective in all cases. A failure of our computer systems or a compromise of their security could also subject us to regulatory sanctions or other claims, harm our reputation, interrupt our operations and adversely affect our business, results of operations or financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Office space is provided by Prudential Insurance, as is described in the Notes to the Financial Statements.

Item 3. Legal Proceedings

We are subject to legal and regulatory actions in the ordinary course of our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and proceedings generally applicable to business practices in the industries in which we operate. In our insurance operations, we are subject to class action lawsuits and individual lawsuits involving a variety of issues, including sales practices, underwriting practices, claims payment and procedures, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, return of premiums or excessive premium charges and breaching fiduciary duties to customers. In our annuities operations we are subject to litigation involving class action lawsuits and other litigation alleging, among other things, that we made improper or inadequate disclosures in connection with the sale of annuity products or charged excessive or impermissible fees on these products, recommended unsuitable products to customers, mishandled customer accounts or breached fiduciary duties to customers. In some of our pending legal and regulatory actions, parties are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

The Company’s litigation and regulatory matters are subject to many uncertainties, and given the complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of litigation and regulatory matters. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters should not have a material adverse effect on the Company’s financial position.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company is a wholly owned subsidiary of Pruco Life Insurance Company. There is no public market for the Company’s common stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Pruco Life Insurance Company of New Jersey as of December 31, 2005, compared with December 31, 2004, and its results of operations for the years ended December 31, 2005 and 2004.

You should read the following analysis of the Company’s financial condition and results of operations in conjunction with the Forward-Looking Statements included below the Table of Contents, “Risk Factors,” and Financial statements included in this Annual Report on Form 10-K

Overview

The Company sells individual interest-sensitive life insurance, variable life insurance, term insurance, and individual variable annuities in New Jersey and New York through Prudential Insurance’s sales force. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressures as the legal barriers which have historically segregated the markets of the financial services industry have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels.

Revenues and Expenses

The Company earns revenues principally from insurance premiums; mortality, expense, and asset management fees from insurance and investment products; and investment of general account and other funds. The Company earns premiums primarily from the sale of individual life insurance. The Company earns mortality, expense, and asset management fees from the sale and servicing of separate account products including variable life insurance and variable annuities. The Company’s operating expenses principally consist of insurance benefits provided, general business expenses, commissions and other costs of selling and servicing the various products we sell and interest credited on general account liabilities.

Profitability

The Company’s profitability depends principally on its ability and Prudential Insurance’s ability to price and manage risk on insurance products, to attract and retain customer assets, and to manage expenses. Specific drivers of our profitability include:

•	our ability to manufacture and distribute products and services and to introduce new products that gain market acceptance on a timely basis;

•	our ability to price our insurance products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring customers and administering those products;

•	our mortality and morbidity experience on individual life insurance and annuity products;

•	our persistency experience, which affects our ability to recover the cost of acquiring new business over the lives of the contracts;

•	our cost of administering insurance contracts and providing asset management products and services;

•	our returns on invested assets, net of the amounts we credit to policyholders’ accounts;

•	the amount of our assets under management and changes in their fair value, which affect the amount of asset management fees we receive; and

•	our ability to generate favorable investment results through asset/liability management and strategic and tactical asset allocation.

In addition, factors such as regulation, competition, interest rates, taxes and general economic conditions affect the Company’s profitability.

See “Risk Factors” for a discussion of risks that could materially affect the business, results of operations or financial condition, or cause the actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company.

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

Valuation of Investments

As prescribed by GAAP, we present our fixed maturity investments classified as available for sale at fair value in the statements of financial position. The fair values for our public fixed maturity securities are based on quoted market prices or estimates from independent pricing services. However, for our investments in private securities such as private placement fixed maturity securities, which comprised 12% of our investments as of December 31, 2005, this information is not available. For these private fixed maturities, fair value is determined typically by using a discounted cash flow model, which relies upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions and takes into account, among other things, the credit quality of the issuer and the reduced liquidity associated with private placements.

For our fixed maturity investments classified as available for sale, the impact of changes in fair value is recorded as an unrealized gain or loss in “Accumulated other comprehensive income (loss), net of taxes,” a separate component of equity. In addition, investments classified as available for sale are subject to our impairment review to identify when a decline in value is other than temporary. Factors we consider in determining whether a decline in value is other than temporary include: the extent (generally if greater than 20%) and the duration (generally greater than six months) of the decline; the reasons for the decline in value (credit event or interest rate related); our ability and intent to hold the investment for a period of time that will allow for a recovery of value; and the financial condition and near-term prospects of the issuer. When it is determined that a decline in value is other than temporary, the carrying value of the security is reduced to its fair value, with a corresponding charge to earnings. This corresponding charge is referred to as an impairment and is reflected in “Realized investment (losses)/gains, net” in the statements of operations. The level of impairment losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve.

Commercial loans, which comprised nearly 2% of our investments as of December 31, 2005, are carried primarily at unpaid principal balances, net of unamortized premiums or discounts and an allowance for losses. This allowance includes a loan specific portion as well as a portfolio reserve for probable incurred but not specifically identified losses. The loan specific portion is based on management’s judgment as to ultimate collectibility of loan principal. The portfolio reserve is based on a number of factors, such as historical experience and portfolio diversification. Adjustments to the allowance are reflected in “Realized investment gains (losses), net,” in our statements of operations. Similar to impairment losses discussed above, the allowance for losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve.

Future Policy Benefit Reserves

We establish reserves for future policy benefit payments to or on behalf of policyholders in the same period in which the policy is issued. These reserves relate primarily to term life variable and universal life, and certain annuity products.

The future policy benefit reserves at December 31, 2005 represented 6% of our total liabilities and relate primarily to term life, variable, and universal products and are determined in accordance with GAAP as the present value of expected future benefits to or on behalf of policyholders plus the present value of future expenses less the present value of future net premiums. The expected future benefits are based on mortality, lapse, maintenance expense and interest rate assumptions. Reserves for new business are based on best estimate assumptions as of the date the policy is issued with provisions for the risk of adverse deviation. After our reserves are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If reserves determined based on these best estimate assumptions are greater than the GAAP liabilities (i.e., reserves net of any DAC asset), the existing GAAP liabilities are adjusted to the greater amount. Our best estimate mortality assumptions are generally based on the Company’s historical experience or standard industry tables, as applicable; our expense assumptions are based on current levels of maintenance costs, adjusted for the effects of inflation; and our interest rate assumptions are based on current and expected net investment returns. We review our mortality assumptions annually and conduct full actuarial studies every three years. Generally, we do not expect our mortality trends to change significantly in the short-term and to the extent these trends may change we expect such changes to be gradual over the long-term.

Deferred Policy Acquisition Costs

We capitalize costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts. These costs include primarily commissions, costs of policy issuance and underwriting, and variable field office expenses. We amortize these deferred policy acquisition costs, or DAC, over the expected lives of the contracts, based on the level and timing of either gross profits, or gross premiums, depending on the type of contract. As of December 31, 2005, DAC in our life business was $185 million and DAC in our annuity business was $41 million.

DAC associated with the term life policies of our domestic individual life insurance business is amortized in proportion to gross premiums. We evaluate the recoverability of our DAC related to these policies as part of our premium deficiency testing. If a premium deficiency exists, we reduce DAC by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the DAC balance, we then increase the reserve for future policy benefits by the excess by means of a charge to current period earnings. Generally, we do not expect significant short-term deterioration in experience, and therefore do not expect significant adjustments to the related DAC.

DAC associated with the variable and universal life policies of our domestic individual life insurance business and the variable and fixed annuity contracts of our individual annuities business is amortized over the expected life of these policies in proportion to gross profits. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts. We regularly evaluate and adjust the related DAC balance with a corresponding charge or credit to current period earnings for the effects of our actual gross profits and changes in our assumptions regarding estimated future gross profits. For variable annuity contracts, DAC is more sensitive to the effects of changes in our estimates of gross profits due primarily to the significant portion of gross profits that is dependent upon the total rate of return on assets held in separate account investment options, and the shorter average life of the contracts. This rate of return influences the fees we earn, costs we incur associated with minimum death benefit and other contractual guarantees specific to our variable annuity contracts, as well as other sources of profit. This is also true, to a lesser degree, for our variable life policies; however, the variable life policies derive a significant portion of their gross profits from margins in the cost of insurance charge.

Future rate of return assumptions used in evaluating DAC for our domestic annuity and variable life insurance products, are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and project returns for the future period so that the assets grow at the expected rate of return for the entire period. If the projected future rate of return is greater than our maximum future rate of return, we use our maximum reasonable future rate of return. As part of our approach for variable annuity contracts, if the estimated gross profits under the previously projected rate of returns are greater than or less than a range of estimated gross profits determined by statistically generated rate of returns, we change our future assumption to reflect the result of the reversion to the mean approach. For variable annuities products, our expected rate of return is 8% per annum, which reflects an expected rate of return of 8.9% per annum for equity type assets. The future equity rate of return used varies by product, but was under 8.9% per annum for all of our variable annuity products for our evaluation of deferred policy acquisition costs as of December 31, 2005.

To demonstrate the sensitivity of our variable annuity DAC balance relative to our future rate of return, increasing or decreasing our future rate of return by 100 basis points would have required us to consider adjustments, subject to the statistical approach described above, to that DAC balance as follows. The information provided in the table below considers only the effect of changes in our future rate of return and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of DAC.

Increase/(Reduction) in DAC
(in thousands)
Increase in projected rate of return by 100 basis points	$749
Decrease in projected rate of return by 100 basis points	$(729)

See “-Results of Operations” for a discussion of the impact of DAC amortization on our results of the life and annuities products.

Taxes on Income

Our effective tax rate is based on income, non-taxable and non-deductible items, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes.

Tax regulations require items to be included in the tax return at different times than the items reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements is different than the actual rate applied on the tax return. Some of these differences are permanent such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as valuation of insurance reserves. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years for which we have already recorded the tax benefit in our income statement. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred, or expenditures for which we have already taken a deduction in our tax return but have not yet recognized in our financial statements. The application of GAAP requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance if necessary to reduce our deferred tax asset to an amount that is more likely than not to be realized. Realization of certain deferred tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carry-forward periods. Although realization is not assured, management believes it is more likely than not the deferred tax assets, net of valuation allowances, will be realized.

Our accounting represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates. Certain changes or future events, such as changes in tax legislation, geographic mix of earnings and completion of tax audits could have an impact on our estimates and effective tax rate.

An increase or decrease in our effective tax rate by one percent of income from operations before income taxes and cumulative effect of accounting change, would have resulted in a decline or increase in income from continuing operations before cumulative effect of accounting change in 2005 of $0.5 million.

The amount of income taxes paid by the Company is subject to ongoing audits in various jurisdictions. We reserve for our best estimate of potential payments/settlements to be made to the Internal Revenue Service and other taxing jurisdictions for audits ongoing or not yet commenced. On January 26, 2006, the Internal Revenue Service (“IRS”) officially closed the audit of the parent company’s consolidated federal income tax returns for the 1997 to 2001 periods. As a result of certain favorable resolutions, the Company’s statement of operations for the year ended December 31, 2005 includes an income tax benefit of $5 million, reflecting a reduction in the Company’s liability for income taxes. The parent company’s consolidated federal income tax returns for the 2002 and 2003 periods are currently under examination.

Reserves for contingencies

A contingency is an existing condition that involves a degree of uncertainty that will ultimately be resolved upon the occurrence of future events. Under GAAP, reserves for contingencies are required to be established when the future event is probable and its impact can be reasonably estimated. An example is the establishment of a reserve for losses in connection with an unresolved legal matter. The initial reserve reflects management’s best estimate of the probable cost of ultimate resolution of the matter and is revised accordingly as facts and circumstances change and, ultimately, when the matter is brought to closure.

Recently Issued Accounting Pronouncements

See Note 2 to the Financial Statements for a discussion of recently issued accounting pronouncements.

The Company’s Changes in Financial Condition and Results of Operations are described below.

Effective New Accounting Policies Adopted

Refer to Note 2, “Summary of Significant Accounting Policies,” of the Notes to Financial Statements.

Changes in Financial Condition

2005 versus 2004

From December 31, 2004 to December 31, 2005, total assets increased by $344 million from $3.621 billion to $3.965 billion. Fixed maturities increased by $92 million, from $904 million to $996 million, as a result of investing positive operating and financing cash flows, partly offset by a $20 million investment in commercial loans and a decline in the level of unrealized gains resulting from an increasing interest rate environment. Separate account assets increased by $175 million, from $2.113 billion at December 31, 2004 to $2.288 billion at December 31, 2005, due to positive cash flows (sales less withdrawals) and market performance in the current year. Reinsurance recoverable increased by $25 million, from $67 million at December 31, 2004, largely as a result of increased ceded reserves held under the PARCC agreement (see Note 13 to the Financial Statements). Deferred acquisition costs, or “DAC,” increased $42 million driven by higher capitalization from new sales and a $12 million increase in the shadow DAC adjustment due to lower unrealized gains.

From December 31, 2004 to December 31, 2005, total liabilities increased by $317 million, from $3.303 billion to $3.620 billion. Corresponding with the asset change, separate account liabilities increased by $175 million from $2.113 billion at December 31, 2004, as described above. The Company had short-term borrowings from an affiliate of $53 million at December 31, 2005 to provide short-term working capital. There were no such borrowings outstanding at December 31, 2004. Policyholders’ account balances increased by $25 million, from $816 million in 2004, primarily due to positive net sales in the life business. Future policy benefits and other policyholder liabilities increased by $34 million, from $170 million at December 31, 2004, as a result of growth in the term insurance business. Income taxes payable, net of receivables, decreased by $4 million, primarily as a result of a $12 million tax payment made in the first quarter of 2005.

Stockholder’s equity increased by $27 million, from $318 million at December 31, 2004, to $345 million at December 31, 2005, as a result of net income partly offset by a decrease in unrealized gains in the fixed maturity portfolios, mentioned above.

Results of Operations

2005 to 2004 Annual Comparison

Net Income

Net income increased by $14 million, from $25 million in 2004 to $39 million in 2005. The increase reflects a $15 million pre-tax benefit resulting from an update to our assumptions used to amortize DAC and other costs and a favorable adjustment of $3 million reflecting the resolution of substantially all issues relating to the Internal Revenue Service examination of the federal income tax returns for the 1997 to 2001 periods. In addition, 2005 results included a higher contribution from investment income, net of interest credited, reflecting improved investment yields and higher asset balances compared to the prior period.

Revenues

Revenues decreased by $28 million, from $166 million 2004 to $138 million in 2005. Premiums decreased by $21 million, from $29 million in 2004 to $8 million in 2005, due to increased reinsurance premiums resulting from the coinsurance agreement with PARCC (see Note 13 to the Financial Statements). Premiums in the annuity business resulting from annuitizations were unchanged from the prior period.

Policy charges and fee income, consisting primarily of mortality and expense charges, loading and other insurance charges assessed on general and separate account policyholders’ fund balances, decreased by $15 million, from $75 million in 2004 to $60 million in 2005. The decrease resulted from a $17 million decrease, from $65 million in 2004 for individual life products while annuity products increased $2 million, from $11 million in 2004. Although mortality and sales-based loading charges for life products increased as a result of continued growth in the in force business, reinsurance policy charges on variable and universal life products increased even more. The gross variable and universal life in force business grew more than 1% to $11.6 billion at December 31, 2005, from $11.5 billion at December 31, 2004. Reinsurance ceded policy charges increased on variable and universal life due to the excess of loss reinsurance agreement (see Note 13 to the Financial Statements) and are reflected within policy charges. Annuity fees are mainly asset-based fees, which are dependent on fund balances that are affected by net sales as well as asset depreciation or appreciation on the underlying investment funds in which customers may invest. Average annuity fund balances have increased more than 10% over last year primarily as a result of favorable market performance.

Net investment income increased by $8 million, from $52 million in 2004 to $60 million in 2005, as a result of increased income from fixed maturities due to an increase in the portfolio balance from proceeds of short-term borrowings and the investment of positive cash flows into the fixed maturity portfolio, reinvestment in net investment income and higher yields from improved reinvestment rates.

Asset management fees increased by $2 million in 2005 as a result of an increase in average separate account balances from continued market appreciation and positive cash flows.

Benefits and Expenses

Total benefits and expenses decreased by $45 million, from $130 million in 2004 to $85 million in 2005. Policyholders’ benefits, including related changes in reserves, were $25 million lower in 2005 than in 2004. Policyholders’ benefits decreased by $17 million, from $27 million in 2004 to $10 million in 2005, due to increased reinsurance coverage from the new excess of loss reinsurance agreement with Prudential Insurance (see Note 13 to the Financial Statements). Reserve provisions decreased by $8 million, from $13 million in 2004, due to increased reinsurance reserves resulting from the coinsurance agreement with PARCC discussed above, partly offset by higher reserves resulting from the update of GMDB assumptions.

DAC amortization of $9 million in 2005 was $14 million lower than in 2004 as increases in the annuity business from higher gross profits were more than offset by lower amortization in the life business. Amortization in the life business decreased by $16 million, primarily due to the update of assumptions discussed above. Amortization in the annuity business increased by $1 million as a result of higher gross profits from increased spread revenues and fees from market appreciation.

General, administrative and other expenses, excluding DAC amortization, were $6 million lower in 2005 than in 2004. Net general and administrative expenses in 2005 were $4 million higher than in 2004, while net distribution costs decreased by $10 million due to reinsurance expense allowances, net of capitalization, in the life business as a result of the PARCC coinsurance agreement discussed above. These allowances are included in net distribution expense within operating expenses and reduce overall distribution costs.

Tax expense in 2005 increased $4 million, from $10 million in 2004 to $14 million in 2005. The increase was primarily due to the growth in operating income, including the update of assumptions described above, partly offset by a favorable adjustment of $3 million in the current year reflecting the resolution of substantially all issues relating to the Internal Revenue Service examination of the federal income tax returns for the 1997 to 2001 periods.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Risk Management, Market Risk and Derivative Instruments

Risk management includes the identification and measurement of various forms of risk, the establishment of risk thresholds and the creation of processes intended to maintain risks within these thresholds while optimizing returns on the underlying assets or liabilities. We consider risk management an integral part of managing our core businesses.

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates or equity or commodity prices. To varying degrees, the investment and trading activities supporting all of our products and services generate exposure to market risk. The market risk incurred and our strategies for managing this risk vary by product.

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

For variable annuities and variable life insurance products, excluding the fixed rate options in these products, and most separate accounts, our main exposure to the market is the risk that asset management fees decrease as a result of declines in assets under management due to changes in prices of securities. We also run the risk that asset management fees calculated by reference to performance could be lower. For variable annuity and variable life insurance products with minimum guaranteed death and other benefits, we also face the risk that declines in the value of underlying investments as a result of changes in prices of securities may increase our net exposure to these death and other benefits under these contracts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Result of Operations” for a discussion of the effects of death and other benefit provisions on the results of the Company.

We manage our exposure to equity price risk relating to our general account primarily by seeking to match the risk profile of equity investments against risk-adjusted equity market benchmarks. We measure benchmark risk levels in terms of price volatility in relation to the market in general.

The source of our exposure to market risk is related to “other than trading” activities conducted in our insurance and annuity operations. As part of our management of “other than trading” market risks, we use a variety of risk management tools and techniques. These include sensitivity and Value-at-Risk, or VaR, measures, position and other limits based on type of risk, and various hedging methods.

Other Than Trading Activities

We hold the majority of our assets for “other than trading” activities in our insurance and annuities products operations. We incorporate asset/liability management techniques and other risk management policies and limits into the process of investing our assets. We use derivatives for hedging purposes in the asset/liability management process.

Insurance and Annuities Products Asset/Liability Management

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

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We seek to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have target duration mismatch constraints for each entity. As of December 31, 2005 and 2004, the difference between the duration of assets and the target duration of liabilities in our duration-managed portfolios was within our constraint limits. We consider risk-based capital implications in our asset/liability management strategies.

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

Market Risk Related to Interest Rates

Our “other than trading” assets that subject us to interest rate risk include primarily fixed maturity securities, commercial loans and policy loans. In the aggregate, the carrying value of these assets represented 70% of our assets, other than assets that we held in separate accounts, as of December 31, 2005 and 70% as of December 31, 2004.

With respect to “other than trading” liabilities, we are exposed to interest rate risk through policyholders’ account balances relating to interest-sensitive life insurance, annuity and other investment-type contracts, collectively referred to as investment contracts, and through outstanding short-term debt.

We assess interest rate sensitivity for “other than trading” financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates. The following tables set forth the net estimated potential loss in fair value from a hypothetical 100 basis point upward shift as of December 31, 2005 and 2004, because this scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	December 31, 2005
	Notional Value of Derivatives	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(In millions)
Financial Assets with Interest Rate Risk:
Financial Assets:
Fixed maturities, available for sale		$996	$957	$(39)
Policy loans		168	156	(12)
Mortgage loans		20	19	(1)

Derivatives:
Futures	(32)	—	2	2

Financial Liabilities:
Investment Contracts		386	386	—

Total Estimated Potential Loss				$(50)

	December 31, 2004
	Notional Value of Derivatives	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(In millions)
Financial Assets with Interest Rate Risk:
Financial Assets:
Fixed maturities, available for sale		$904	$872	$(32)
Policy loans		175	163	(12)
Commercial loans		—	—	—

Derivatives:
Futures	$(5)	—	—	—

Financial Liabilities:
Investment Contracts		(399)	(399)	—

Total Estimated Potential Loss				$(44)

The tables above do not include approximately $659 million and $587 million of insurance reserves and deposit liabilities at December 31, 2005 and 2004, respectively. The Company believes that the interest rate sensitivities of these insurance liabilities offset, in large measure, the interest rate risk of the financial assets set forth in the following tables.

The estimated changes in fair values of the financial assets shown above relate to assets invested in support of the Company’s insurance liabilities, but do not include assets associated with products for which investment risk is borne primarily by the contractholders rather than the Company.

Market Risk Related to Foreign Currency Exchange Rates

The Company does not have significant market risk exposure to foreign exchange rates.

Derivatives

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or the prices of securities or commodities. Derivative financial instruments may be exchange-traded or contracted in the over-the-counter market and include swaps, futures, options and forward contracts. See Note 11 to the Financial Statements for a description of our derivative activities as of December 31, 2005 and 2004. Under insurance statutes, our insurance companies may use derivative financial instruments to hedge actual or anticipated changes in their assets or liabilities, to replicate cash market instruments or for certain income-generating activities. These statutes generally prohibit the use of derivatives for speculative purposes. We use derivative financial instruments primarily to seek to reduce market risk from changes in interest rates, foreign currency exchange rates and to alter interest rate or foreign currency exposures arising from mismatches between assets and liabilities.

Limitations of VaR Models

Although VaR models are a recognized tool for risk management, they have inherent limitations, including reliance on historical data that may not be indicative of future market conditions or trading patterns. Accordingly, VaR models should not be viewed as a predictor of future results. We may incur losses that could be materially in excess of the amounts indicated by the models on a particular trading day or over a period of time, and there have been instances when results have fallen outside the values generated by our VaR models. A VaR model does not estimate the greatest possible loss. The results of these models and analysis thereof are subject to the judgment of our risk management personnel..

Item 8. Financial Statements and Supplementary Data

Information required with respect to this Item 8 regarding Financial Statements and Supplementary Data is set forth commencing on page F-3 hereof. See Index to Financial Statements elsewhere in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities Exchange Commission, or “SEC,” is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), as of December 31, 2005. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, our disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a - 15(f) and 15d - 15(f), occurred during the quarter ended December 31, 2005 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. These conclusions are not affected by the misclassifications in the Company’s Statements of Cash Flows discussed in the following paragraph, which were identified subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

As reported in a Current Report on Form 8-K filed by the Company on February 9, 2006, management of the Company concluded that certain amounts were incorrectly classified in the Company’s audited Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 included in the Company’s 2004 Annual Report on Form 10-K (the “2004 Form 10-K”) and in the Company’s unaudited Statements of Cash Flows for the periods ended March 31 and June 30, 2005 and 2004 included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2005 (the “2005 Forms 10-Q”). In connection with the preparation of the Company’s financial statements for the year ended December 31, 2005, management of the Company concluded on February 1, 2006 that the Company should file a Form 10-K/A and Forms 10-Q/A restating the Statements of Cash Flows included in the 2004 Form 10-K and in the 2005 Forms 10-Q.

These filings were made on February 9, 2006. The restatements are limited in scope, relating to the classification of data collected and not to the collection of data or to the numerical accuracy of data collected. The Company implemented enhancements to its internal control over financial reporting, primarily with respect to the periodic analysis and review of statements of cash flows, designed to provide reasonable assurance that errors of this type in the Company’s Statements of Cash Flows will not recur.

Item 9B. Other Information

None.

Item 10. Directors and Executive Officers of the Registrant

We have adopted a code of business conduct and ethics, known as “Making the Right Choices,” which applies to our Chief Executive Officer, Chief Financial Officer and Accounting Officer, as well as to our directors and all other employees. Making the Right Choices is posted on our website at www.investor.prudential.com. Our code of business conduct and ethics, any amendments and any waiver granted to any of our directors or executive officers are available free of charge on our website at www.investor.prudential.com.

PART III

Item 14. Principal Accounting Fees and Services

The Audit Committee of the Board of Directors of Prudential Financial has appointed PricewaterhouseCoopers LLP as the independent auditor of Prudential Financial and certain of its domestic and international subsidiaries, including the Registrant. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The specific information called for by this item is hereby incorporated by reference to the section entitled “Item 2 - Ratification of the Appointment of Independent Auditors” in Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 9, 2006 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2005.

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

3(ii) By-Laws if Pruco Life Insurance Company of New Jersey (as amended through August 4, 1999) are incorporated by reference to Form S-6 of Pruco Life of New Jersey Variable Appreciable Account filed August 13, 1999, Registration No. 333-85117.

4.	Exhibits

4(a)	Market-Value Adjustment Annuity Contract (Discovery Select variable annuity) is incorporated by reference to Form S-1, Registration No. 333-18053, filed December 17, 1996, on behalf of the Pruco Life of New Jersey Flexible Premium Variable Annuity Account.

4(b)	Market-Value Adjustment Annuity Contract (Strategic Partners Select variable annuity) is incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to Form S-3, Registration No. 333-62246, filed September 27, 2001.

4(c)	Market-Value Adjustment Annuity Contract (Strategic Partners Horizon annuity) is incorporated by reference to the Registrant’s Form S-3, Registration No. 333-100713, filed October 24, 2002.

4(d)	Market-Value Adjustment Annuity Contract Endorsement (Strategic Partners Annuity One variable annuity) is incorporated by reference to the Registrant’s registration statement on Form S-3, Registration No. 333-103473, filed February 27, 2003.

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

31.1 Section 302 Certification of the Chief Executive Officer,

31.2 Section 302 Certification of the Chief Accounting Officer,

32.1 Section 906 Certification of the Chief Executive Officer,

32.2 Section 906 Certification of the Chief Accounting Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newark, and State of New Jersey, on the 24th day of March 2006.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
(Registrant)

By:	/s/ Bernard J. Jacob
Bernard J. Jacob
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 2006.

Signature	Title

James J. Avery, Jr. * James J. Avery, Jr.	Director

/s/ Bernard J. Jacob * Bernard J. Jacob	Chief Executive Officer, Director and President (Principal Executive Officer)

Ronald Paul Joelson * Ronald Paul Joelson	Director

C. Edward Chaplin * C. Edward Chaplin	Director

Helen M. Galt * Helen M. Galt	Director

David R. Odenath, Jr. * David R. Odenath, Jr.	Director

/s/ John Chieffo	Chief Financial and Accounting Officer
John Chieffo	(Principal Accounting and Financial Officer)

* By:	/s/ Thomas C. Castano
Thomas C. Castano
(Attorney-in-Fact)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Financial Statements and

Report of Independent Registered Public Accounting Firm

December 31, 2005 and 2004

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Pruco Life Insurance Company of New Jersey

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pruco Life Insurance Company of New Jersey (an indirect, wholly owned subsidiary of The Prudential Insurance Company of America) at December 31, 2005 and December 31, 2004 and the results of its operations and its cash flows for the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 of the financial statements, the Company adopted American Institute of Certified Public Accountants Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” as of January 1, 2004.

PricewaterhouseCoopers LLP

New York, New York

March 24, 2006

Pruco Life Insurance Company of New Jersey

Statements of Financial Position

As of December 31, 2005 and December 31, 2004 (in thousands, except share amounts)

	2005	2004
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2005 - $994,412; 2004 - $874,200)	$995,866	$903,685
Policy loans	155,705	153,359
Short-term investments	23,501	44,549
Commercial loans	20,353	—
Other long-term investments	2,796	1,977

Total investments	1,198,221	1,103,570
Cash and cash equivalents	116,040	108,117
Deferred policy acquisition costs	225,572	183,219
Accrued investment income	16,585	15,045
Reinsurance recoverables	92,277	67,411
Receivables from parent and affiliates	11,898	17,152
Deferred sales inducements and other assets	16,285	13,789
Separate account assets	2,287,786	2,112,866

TOTAL ASSETS	3,964,664	$3,621,169

LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Policyholders’ account balances	841,822	$816,350
Future policy benefits and other policyholder liabilities	203,422	169,744
Cash collateral for loaned securities	86,530	74,527
Securities sold under agreement to repurchase	1,708	24,754
Income taxes payable	73,050	76,878
Short term debt from affiliates	52,994	—
Payable to parent and affiliates	2,865	534
Other liabilities	69,379	27,254
Separate account liabilities	2,287,786	2,112,866

Total liabilities	3,619,556	3,302,907

COMMITMENT AND CONTINGENT LIABILITIES (See Note 12)

STOCKHOLDER’S EQUITY
Common stock, ($5 par value; 400,000 shares, authorized; issued and outstanding; December 31, 2005 and December 31, 2004)	2,000	2,000
Paid-in capital	168,689	168,810
Deferred compensation	—	(152)
Retained earnings	173,584	134,358
Accumulated other comprehensive income	835	13,246

Total stockholder’s equity	345,108	318,262

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$3,964,664	$3,621,169

See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Operations and Comprehensive Income

Years Ended December 31, 2005, 2004 and 2003 (in thousands)

	2005	2004	2003
REVENUES

Premiums	$8,356	$29,335	$33,183
Policy charges and fee income	60,400	75,340	69,592
Net investment income	60,197	52,499	45,148
Realized investment (losses)/gains, net	(329)	1,885	(838)
Asset management fees	7,018	4,976	4,029
Other income	2,148	1,947	1,717

Total revenues	137,790	165,982	152,831

BENEFITS AND EXPENSES

Policyholders’ benefits	15,009	39,949	45,472
Interest credited to policyholders’ account balances	29,819	29,324	22,641
General, administrative and other expenses	40,145	60,742	55,167

Total benefits and expenses	84,973	130,015	123,280

Income from operations before income taxes and cumulative effect of accounting change	52,817	35,967	29,551

Income taxes:
Current	6,441	14,584	(15,103)
Deferred	7,151	(4,216)	24,037

Total income tax expense	13,592	10,368	8,934

Income from Operations Before Cumulative Effect of Accounting Change	39,225	25,599	20,617

Cumulative effect of accounting change, net of taxes	—	(184)	—

NET INCOME	39,225	25,415	20,617

Accumulated other comprehensive (Loss) income, net of tax
Change in net unrealized investment gains, net of taxes	(12,411)	(479)	3,483
Cumulative effect of accounting change, net of taxes	—	547	—

Accumulated other comprehensive (Loss) income, net of taxes	(12,411)	68	3,483

COMPREHENSIVE INCOME	$26,814	$25,483	$24,100

See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Stockholder’s Equity

Periods Ended December 31, 2005, 2004 and 2003 (in thousands)

	Common Stock	Additional Paid – in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance, January 1, 2003	$2,000	$128,689	$—	$88,326	$9,695	$228,710

Net income	—	—	—	20,617	—	20,617

Contribution from Parent	—	40,000	—	—	—	40,000

Stock-based compensation programs	—	53	(108)	—	—	(55)
Change in net unrealized investment gains, net of taxes	—	—	—	—	3,483	3,483

Balance, December 31, 2003	2,000	168,742	(108)	108,943	13,178	292,755

Net income	—	—	—	25,415	—	25,415
Stock-based compensation programs	—	68	(44)	—	—	24
Cumulative effect of accounting change, net of taxes	—	—	—	—	547	547
Change in net unrealized investment gains, net of taxes	—	—	—	—	(479)	(479)

Balance, December 31, 2004	2,000	168,810	(152)	134,358	13,246	318,262

Net income	—	—	—	39,226	—	39,226
Stock-based compensation programs	—	(121)	152	—	—	31
Cumulative effect of accounting change, net of taxes	—	—	—	—	—	—
Change in net unrealized investment gains, net of taxes	—	—	—	—	(12,411)	(12,411)

Balance, December 31, 2005	$2,000	$168,689	$—	$173,584	$835	$345,108

See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Cash Flows

Years Ended December 31, 2005, 2004 and 2003 (in thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$39,225	$25,415	$20,617
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Policy charges and fee income	(11,739)	(16,862)	(15,319)
Interest credited to policyholders’ account balances	29,819	29,324	22,641
Realized investment losses (gains), net	329	(1,885)	838
Amortization and other non-cash items	3,937	8,743	3,859
Cumulative effect of accounting change	—	184	—
Change in:
Future policy benefits and other insurance liabilities	33,677	30,691	24,701
Reinsurance recoverable	(24,866)	(49,561)	(9,671)
Accrued investment income	(1,540)	(784)	(2,344)
Receivables from parent and affiliates	5,254	21	13
Payable to parent and affiliates	2,331	431	42
Deferred policy acquisition costs	(30,393)	1,773	(43,138)
Income taxes payable	2,855	25,877	15,778
Other, net	(11,738)	713	(2,887)

Cash Flows From Operating Activities	37,151	54,080	15,130

CASH FLOWS Used in INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities available for sale	777,293	449,427	314,546
Policy loans	17,487	19,023	21,429
Commercial loans	89	—	—
Payments for the purchase of:
Fixed maturities available for sale	(901,755)	(550,489)	(533,088)
Policy loans	(13,004)	(10,994)	(10,781)
Commercial loans	(20,442)	—	—
Other long-term investments, net	(852)	(86)	1,083
Short term investments, net	18,005	5,712	(14,254)

Cash Flows (Used In) Investing Activities	(123,179)	(87,407)	(221,065)

CASH FLOWS FROM FINANCING ACTIVITIES:

Policyholders’ account deposits	179,705	222,751	216,651
Policyholders’ account withdrawals	(175,324)	(159,664)	(76,819)
Proceeds from short-term debt issued	139,994	—	—
Repayments of short-term debt	(87,000)	—	—
Cash collateral for loaned securities, net	12,003	(4,328)	53,820
Securities sold under agreements to repurchase, net	(23,046)	10,271	(17,230)
Contribution from Parent	—	—	40,000
Cash payments to eligible policyholders	—	—	—
Net change in financing arrangements (maturities 90 days or less)	47,619	(133)	578

Cash Flows From Financing Activities	93,951	68,897	217,000

Net increase in cash and cash equivalents	7,923	35,570	11,065
Cash and cash equivalents, beginning of year	108,117	72,547	61,482

CASH AND CASH EQUIVALENTS, END OF YEAR	$116,040	$108,117	$72,547

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (received)	10,737	(15,510)	(6,828)

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The most significant estimates include those used in determining deferred policy acquisition costs, investments, future policy benefits, provision for income taxes, reserves of contingent liabilities and reserves for losses in connection with unresolved legal matters.

Share-Based Compensation

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

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Securities repurchase and resale agreements and securities borrowed and loaned transactions are used to earn spread income, to borrow funds, or to facilitate trading activity. Securities repurchase and resale agreements are generally short-term in nature, and therefore, the carrying amounts of these instruments approximate fair value. Securities repurchase and resale agreements are collateralized principally by U.S. government and government agency securities. Securities borrowed or loaned are collateralized principally by cash or U.S. government securities. For securities repurchase agreements and securities loaned transactions used to earn spread income, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities.

Securities repurchase and resale agreements that satisfy certain criteria are treated as collateralized financing arrangements. These agreements are carried at the amounts at which the securities will be subsequently resold or reacquired, as specified in the respective agreements. For securities purchased under agreements to resell, the Company’s policy is to take possession or control of the securities and to value the securities daily. Securities to be resold are the same, or substantially the same, as the securities received. For securities sold under agreements to repurchase, the market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. Securities to be repurchased are the same, or substantially the same as those sold. Income and expenses related to these transactions executed within the insurance subsidiary used to earn spread income are reported as “Net investment income,” however, for transactions used to borrow funds, the associated borrowing cost is reported as interest expense (included in “General and administrative expenses”).

Securities loaned transactions are treated as financing arrangements and are recorded at the amount of cash received. The Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company’s securities loaned transactions are with large brokerage firms. Income and expenses associated with securities loaned transactions used to earn spread income are generally reported as “Net investment income;” however, for securities loaned transactions used for funding purposes the associated rebate is reported as interest expense (included in “General and administrative expenses”).

Short-term investments consist of highly liquid debt instruments with a maturity of greater than three months and less than twelve months when purchased. These investments are carried at amortized cost, which because of their short-term nature approximates fair value.

Other long-term investments consist of the Company’s investments in joint ventures and limited partnerships other than operating joint ventures in which the Company does not exercise control, as well as investments in the Company’s own separate accounts, which are carried at fair value, and investment real estate. Joint venture and partnership interests are generally accounted for using the equity method of accounting, except in instances in which the Company’s interest is so minor that it exercises virtually no influence over operating and financial policies. In such instances, the Company applies the cost method of accounting. The Company’s share of net income from investments in joint ventures and partnerships is generally included in “Net investment income.”

Realized investment gains (losses), net are computed using the specific identification method. Adjustments to the cost of fixed maturities and equity securities for temporary impairments are included in “Realized investment losses, net.” In evaluating whether a decline in value is other than temporary, the Company considers several factors including, but not limited to the following: (1) the extent (generally if greater than 20%) and the duration (generally if greater than six months); (2) the reasons for the decline in value (credit event, interest related or market fluctuation); (3) the Company’s ability and intent to hold the investments for a period of time to allow for a recovery of value; and (4) the financial condition of and near-term prospects of the issuer. Realized investment gains (losses) are generated from numerous sources, including the sale of fixed maturity securities, equity securities, real estate investments, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost of investments for other than temporary impairments. “Realized investment gains (losses), net.” also include prepayment premiums received on private fixed maturity securities, recoveries of principal on previously impaired securities, provisions for losses on commercial loans, fair value changes on embedded derivatives and derivatives that do not qualify for hedge accounting treatment.

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

Deferred Policy Acquisition Costs

The Company is charged distribution expenses from Prudential’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement. These costs include commissions and variable field office expenses. The Company is also allocated costs of policy issuance and underwriting from Prudential Insurance’s general and administrative expense allocation system. The Company also is charged commissions from third parties, which are primarily capitalized as deferred acquisition costs (“DAC”).

The costs that vary with and that are related primarily to the production of new insurance and annuity business are deferred to the extent such costs are deemed recoverable from future profits. For annuity products, the entire transfer-pricing fee is deemed to be related to the production of new annuity business and is deferred. For life products, there is a look-through into the expenses incurred by the Prudential Insurance’s agency network and expenses that are considered to be related to the production of new insurance business are deferred. The cost of policy issuance and underwriting are also considered to be related primarily to the production of new insurance and annuity business and are fully deferred. Deferred policy acquisition costs (“DAC”) are subject to recoverability testing at the end of each accounting period. DAC, for applicable products, are adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in “Accumulated other comprehensive income (loss).”

DAC is subject to recoverability testing at the end of each accounting period. DAC, for applicable products, are adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in “Accumulated other comprehensive income (loss).”

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

Reinsurance recoverables and payables

Reinsurance recoverables and payables include receivables and corresponding payables associated with reinsurance arrangements with affiliates. See Note 13 to the Financial Statements for additional information about these arrangements.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Separate account assets and liabilities

Separate account assets and liabilities are reported at fair value and represent segregated funds that are invested for certain policyholders, and other customers. The assets consist of equity securities, fixed maturities, real estate related investments, real estate mortgage loans and short-term investments. The assets of each account are legally segregated and are generally not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. See Note 8 to the Financial Statements for additional information regarding separate account arrangements with contractual guarantees. The investment income and gains or losses for separate accounts generally accrue to the policyholders and are not included in the Statements of Operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income.” Asset management fees charged to the accounts are included in “Asset management fees.”

Sales inducements

The Company provides sales inducements to contractholders, which primarily include an up-front bonus added to the contractholder’s initial deposit for certain annuity contracts. These costs are deferred and recognized on the statement of financial position in other assets. They are amortized using the same methodology and assumptions used to amortized deferred policy acquisition costs. The amortization expense is included as a component of interest credited to policyholders’ account balances. As of December 31, 2005 and 2004, deferred sales inducement costs included in other assets were $14 million and $11 million, respectively.

Other assets and other liabilities

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

Future Policy Benefits

The Company’s liability for future policy benefits is primarily comprised of the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality, less the present value of future net premiums. For life insurance, expected mortality is generally based on the Company’s historical experience or standard industry tables. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves. The Company’s liability for future policy benefits is also inclusive of liabilities for guarantee benefits related to certain non-traditional long duration life and annuity contracts, which are discussed more fully in Note 8. Premium deficiency reserves, if required, are determined based on assumptions at the time the premium deficiency reserve is established and do not include a provision for the risk of adverse deviation.

Unpaid Claims

Unpaid claims include estimates of claims that the Company believes have been incurred, but have not yet been reported (“IBNR”) as of the balance sheet date and is an estimate of the amount of loss will ultimately incur on reported claims. Consistent with industry accounting practice, we do not establish loss reserves until a loss has occurred. These IBNR estimates, and estimates of the amounts of loss we will ultimately incur on reported claims, which are based in part on our historical experience, are regularly adjusted to reflect actual claims experience. When actual experience differs from our previous estimate, the resulting difference will be included in our reported results for the period of the change in estimate in the “Policyholders’ benefits” caption in our statements of operations. On an ongoing basis, trends in actual experience are a significant factor in the determination of claim reserve levels.

Contingent Liabilities

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

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Insurance Revenue and Expense Recognition

Premiums from life insurance policies are recognized when due. Benefits are recorded as an expense when they are incurred. A liability for future policy benefits is recorded when premiums are recognized using the net level premium method. Amounts received as payment for deferred annuities are reported as deposits to “Policyholders’ account balances.” Revenues from these contracts reflected as “Policy charges and fee income” consist primarily of fees assessed during the period against the policyholders’ account balances for mortality charges, policy administration charges and surrender charges. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited to policyholders’ account balances and amortization of DAC.

Premiums, benefits and expenses are stated net of reinsurance ceded to other companies. Estimated reinsurance recoverables and the cost of reinsurance are recognized over the life of the reinsured policies using assumptions consistent with those used to account for the underlying policies.

Asset Management Fees

Beginning October 1, 2002, the Company receives in accordance with a servicing agreement with Prudential Investments LLC, asset management fee income from policyholder account balances invested in The Prudential Series Funds (“PSF”). The PSF are a portfolio of mutual fund investments related to the Company’s separate account products (see Note 13 to the Financial Statements). In addition, the Company receives fees from policyholders’ account balances invested in funds managed by companies other than Prudential Insurance. Asset management fees are recognized as income when earned.

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or the value of securities or commodities. Derivative financial instruments used by the Company, and may be exchange-traded or contracted in the over-the-counter market. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of pricing models. Values can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility, expected returns and liquidity. Values can also be affected by changes in estimates and assumptions including those related to counterparty behavior used in pricing models.

Derivatives are used to manage the characteristics of the Company’s asset/liability mix, manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to seek to reduce exposure to interest rate and foreign currency risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred.

Derivatives are recorded as assets, within “Other long-term investments,” or as liabilities, within “Other liabilities,” in the Balance Sheets, except for embedded derivatives, which are recorded in the balance sheet with the associated host contract. As discussed in detail below and in Note 11, all realized and unrealized changes in fair value of derivatives, with the exception of the effective portion of cash flow hedges, are recorded in current earnings. Cash flows from these derivatives are reported in the investing activities section in the Statements of Cash Flows.

The Company designates derivatives as either (1) a hedge of the fair value of a recognized asset or liability or unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), (3) a foreign currency fair value or cash flow hedge (“foreign currency” hedge), (4) a hedge of a net investment in a foreign operation, or (5) a derivative entered into as an economic hedge that does not qualify for hedge accounting. As of December 31, 2005, none of the Company’s derivatives qualify for hedge accounting treatment.

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

New Accounting Pronouncements

In September 2005, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company will adopt SOP 05-1 on January 1, 2007. The Company is currently assessing the impact of SOP 05-1 on the Company’s financial position and results of operations.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This FSP provides impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities, primarily by referencing existing accounting guidance. It also requires income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. The Company’s current policy is generally to record income only as cash is received following an impairment of a debt security. The Company will adopt this guidance on January 1, 2006, for other than temporary impairments recorded subsequent to December 31, 2005.

In December 2003, the FASB issued FIN No. 46(R), “Consolidation of Variable Interest Entities,” which revised the original FIN No. 46 guidance issued in January 2003. FIN No. 46(R) addresses whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated in a company’s financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity’s expected losses and the right to receive the entity’s expected residual returns) or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if, as the primary beneficiary, it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. On December 31, 2003, the Company adopted FIN No. 46(R) for all special purpose entities (“SPEs”) and for relationships with all VIEs that began on or after February 1, 2003. On March 31, 2004, the Company implemented FIN No. 46(R) for relationships with potential VIEs that are not SPEs. The transition to FIN No. 46(R) did not have a material effect on the Company’s financial position or results of operations.

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

The effect of adopting SOP 03-1 was a charge of $0.2 million, net of $0.1 million of taxes, which was reported as a “Cumulative effect of accounting change, net of taxes” in the results of operations for the year ended December 31, 2004. This charge reflects the net impact of converting certain individual market value adjusted annuity contracts from separate account accounting treatment to general account accounting treatment, including carrying the related liabilities at accreted value, and the effect of establishing reserves for guaranteed minimum death benefit provisions of the Company’s variable annuity and variable life contracts. The Company also recognized a cumulative effect of accounting change related to unrealized investment gains within “Accumulated other comprehensive income, net of taxes” of $0.5 million, net of $0.3 million of taxes, for the year ended December 31, 2005. Upon adoption of SOP 03-1, approximately $40 million in “Separate account assets” were reclassified resulting in an increase in “Fixed maturities, available for sale”, as well as changes in other non-separate account assets. Similarly, upon adoption, approximately $40 million in “Separate account liabilities” were reclassified resulting in increases in “Policyholders’ account balances” as well as changes in other non-separate account liabilities.

In June 2004, the FASB issued FSP No. 97-1, “Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability.” FSP 97-1 clarifies the accounting for unearned revenue liabilities of certain universal-life type contracts under SOP 03-1. The Company’s adoption of FSP 97-1 on July 1, 2004 did not change its accounting for unearned revenue liabilities and, therefore, had no impact on the Company’s financial position or results of operations. In September 2004, the AICPA SOP 03-1 Implementation Task Force issued a Technical Practice Aid (“TPA”) to clarify certain aspects of SOP 03-1. The implementation of this TPA during the third quarter of 2004 had no impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued Statement No. 133 Implementation Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments.” Implementation Issue No. B36 indicates that a modified coinsurance arrangement (“modco”), in which funds are withheld by the ceding insurer and a return on those withheld funds is paid based on the ceding company’s return on certain of its investments, generally contains an embedded derivative feature that is not clearly and closely related to the host contract and should be bifurcated in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Effective October 1, 2003, the Company adopted the guidance prospectively for existing contracts and all future transactions. As permitted by SFAS No. 133, all contracts entered into prior to January 1, 1999, were grandfathered and are exempt from the provisions of SFAS No. 133 that relate to embedded derivatives. The application of Implementation Issue No. B36 in 2003 had no impact on the financial position or results of operations of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 generally applies to instruments that are mandatorily redeemable, that represent obligations that will be settled with a variable number of company shares, or that represent an obligation to purchase a fixed number of company shares. For instruments within its scope, the statement requires classification as a liability with initial measurement at fair value. Subsequent measurement depends upon the certainty of the terms of the settlement (such as amount and timing) and whether the obligation will be settled by a transfer of assets or by issuance of a fixed or variable number of equity shares. The Company’s adoption of SFAS No. 150, as of July 1, 2003, did not have a material effect on the Company’s financial position or results of operations.

Reclassifications

Certain amounts in the prior years have been reclassified to conform to the current year presentation.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

3. INVESTMENTS (continued)

Fixed Maturities

The following tables provide additional information relating to fixed maturities as of December 31:

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturities available for sale
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$14,767	$158	$45	$14,880
Foreign government bonds	11,471	722	—	12,193
Corporate securities	847,983	12,286	10,068	850,201
Mortgage-backed securities	120,191	87	1,686	118,592

Total fixed maturities, available for sale	$994,412	$13,253	$11,799	$995,866

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturities available for sale
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$40,178	$527	$94	$40,611
Foreign government bonds	—	—	—	—
Corporate securities	795,984	30,808	1,788	825,004
Mortgage-backed securities	38,038	200	168	38,070

Total fixed maturities, available for sale	$874,200	$31,535	$2,050	$903,685

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

3. INVESTMENTS (continued)

The amortized cost and estimated fair value of fixed maturities, by contractual maturities at December 31, 2005, is shown below:

	Available for Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$80,039	$80,307
Due after one year through five years	313,289	313,977
Due after five years through ten years	349,272	350,481
Due after ten years	131,621	132,509
Mortgage-backed securities	120,191	118,592

Total	$994,412	$995,866

Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

Proceeds from the sale of fixed maturities available for sale during 2005, 2004, and 2003 were $649 million, $394 million, and $275 million, respectively. Gross gains of $4 million, $6 million, and $2 million, and gross losses of $5 million, $4 million, and $2 million were realized on those sales during 2005, 2004, and 2003, respectively. Proceeds from maturities of fixed maturities available for sale during 2005, 2004, and 2003 were $128 million, and $56 million, and $39 million, respectively.

Writedowns for impairments that were deemed to be other than temporary for fixed maturities were $0 million, $0 million, and $2 million for the years 2005, 2004 and 2003, respectively.

Investment Income and Investment Gains and Losses

Net investment income arose from the following sources for the years ended December 31:

	2005	2004	2003
	(in thousands)
Fixed maturities, available for sale	$52,085	$44,375	$36,587
Policy loans	8,523	8,443	8,463
Commercial loans	415	—	—
Short-term investments and cash equivalents	3,660	1,733	1,430
Other	625	272	535

Gross investment income	65,308	54,823	47,015
Less investment expenses	(5,111)	(2,324)	(1,867)

Net investment income	$60,197	$52,499	$45,148

Realized investment losses, net, including charges for other than temporary reductions in value, for the years ended December 31, were from the following sources:

	2005	2004	2003
	(in thousands)
Fixed maturities, available for sale	$(316)	$2,024	$(1,123)
Derivatives and other	(13)	(139)	285

Realized investment losses, net	$(329)	$1,885	$(838)

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

3. INVESTMENTS (continued)

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains on fixed maturities available for sale are included in the Statements of Financial Position as a component of “Accumulated other comprehensive income.” Changes in these amounts include adjustments to exclude from “Accumulated other comprehensive income (loss)” those items that are included as part of “net income” for a period that also had been part of “Accumulated other comprehensive income (loss)” in earlier periods. The amounts for the years ended December 31, net of tax, are as follows:

	Net Unrealized Gains (Losses) on Investments	Deferred policy Acquisition Costs	Policyholders’ Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 1, 2002	$28,035	$(16,262)	$3,375	$(5,453)	$9,695

Net investment gains (losses) on investments arising during the period	7,160	—	—	(2,577)	4,583

Reclassification adjustment for gains (losses) included in net income	1,123	—	—	(404)	719

Impact of net unrealized investment Gains (losses) on deferred policy acquisition costs	—	(3,662)	—	1,318	(2,344)

Impact of net unrealized investment gains (losses) on policyholders’ account balances	—	—	821	(296)	525

Balance, December 31, 2003	36,318	(19,924)	4,196	(7,412)	13,178

Net investment gains (losses) on investments arising during the period	(4,798)	—	—	2,043	(2,755)

Reclassification adjustment for gains (losses) included in net income	(2,024)	—	—	708	(1,316)

Impact of net unrealized investment gains (losses) on deferred policy acquisition costs	—	8,075	—	(3,026)	5,049

Impact of net unrealized investment gains (losses) on policyholders’ account balances	—	—	(1,465)	555	(910)

Balance, December 31, 2004	29,496	(11,849)	2,731	(7,132)	13,246

Net investment gains (losses) on investments arising during the period	(28,357)	—	—	9,926	(18,431)

Reclassification adjustment for gains (losses) included in net income	314	—	—	(111)	203

Impact of net unrealized investment gains (losses) on deferred policy acquisition costs	—	11,961	—	(4,186)	7,775

Impact of net unrealized investment gains (losses) on policyholders’ account balances	—	—	(3,012)	1,054	(1,958)

Balance, December 31, 2005	$1,453	$112	$(281)	$(449)	$835

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

3. INVESTMENTS (continued)

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of December 31, 2005 and 2004 respectively:

	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities, available for sale: 2005
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$7,678	$22	$899	$23	$8,577	$45
Corporate securities	436,319	8,410	53,409	1,658	489,728	10,068
Mortgage-backed securities	101,510	1,627	2,000	59	103,510	1,686

Total	$545,507	$10,059	$56,308	$1,740	$601,815	$11,799

Fixed maturities, available for sale: 2004
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$23,744	$94	$—	$—	$23,744	$94
Corporate securities	208,780	1,721	3,606	67	212,386	1,788
Mortgage-backed securities	25,005	168	—	—	25,005	168

Total	$257,529	$1,983	$3,606	$67	$261,135	$2,050

As of December 31, 2005, gross unrealized losses on fixed maturities totaled approximately $12 million comprising 232 issuers. Of this amount, there was $10 million in the less than twelve months category comprising 189 issuers and $2 million in the greater than twelve months category comprising 43 issuers. There were no individual issuers with gross unrealized losses greater than $0.51 million. $9 million of gross unrealized losses is comprised of investment grade securities. $1 million of gross unrealized losses of twelve months or more were concentrated in the finance, manufacturing, and service sectors. Based on a review of the above information in conjunction with other factors as outlined in our policy surrounding other than temporary impairments (see Note 2 to the Financial Statements), we have concluded that an adjustment for other than temporary impairments is not warranted at December 31, 2005.

Securities Pledged, Restricted Assets and Special Deposits

The Company pledges investment securities it owns to unaffiliated parties through certain transactions including securities lending, securities sold under agreements to repurchase, and futures contracts. At December 31, 2005 and 2004, the carrying values of fixed maturities available for sale pledged to third parties as reported in the Statements of Financial Position were $86.3 million and $96 million, respectively.

Fixed maturities of $0.5 million at December 31, 2005 and 2004 were on deposit with governmental authorities or trustees as required by certain insurance laws.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

4. DEFERRED POLICY ACQUISITION COSTS

The balance of and changes in deferred policy acquisition costs for the year ended December 31, are as follows:

	2005	2004	2003
	(in thousands)
Balance, beginning of year	$183,219	$176,529	$137,053
Capitalization of commissions, sales and issue expenses	39,238	21,374	60,669
Amortization	(8,846)	(23,147)	(17,531)
Change in unrealized investment gains	11,961	8,463	(3,662)

Balance, end of year	$225,572	$183,219	$176,529

Deferred acquisition costs in 2005 include reductions in capitalization and amortization related to the reinsurance expense allowances resulting from the coinsurance treaty with Prudential Arizona Reinsurance Captive Company or, “PARCC,” discussed in Note 13 below. Ceded capitalization and amortization relating to this treaty included in the above table amounted to $14 million and $4 million, respectively, in 2005.

5. POLICYHOLDERS’ LIABILITIES

Future policy benefits at December 31 are as follows:

	2005	2004
	(in thousands)
Life insurance	$196,756	$163,064
Individual and group annuities	4,733	4,595
Other contract liabilities	1,933	2,085

Total future policy benefits	$203,422	$169,744

Life insurance liabilities include reserves for death benefits and other policy benefits. Annuity liabilities include reserves for annuities that are in payout status.

Future policy benefits for life insurance are based on the net level premium method, calculated using the guaranteed mortality and nonforfeiture rates, which range from 2.50% to 7.50%.

Future policy benefits for individual and group annuities are equal to the aggregate of 1) the present value of expected future payments on the basis of actuarial assumptions established at issue, and 2) any premium deficiency reserves. Assumptions as to mortality are based on the Company’s experience when the basis of the reserve is established. The interest rates used in the determination of the individual and group annuities reserves range from 5.25% to 8.75%, with 10% of the reserves based on an interest rate in excess of 8%.

Future policy benefits for other contract liabilities are generally equal to the present value of expected future payments based on the Company’s experience (except for certain group insurance coverages for which future policy benefits are equal to gross unearned premium reserves). The interest rates used in the determination of the present values range from 5.85% to 6.30%.

Policyholders’ account balances at December 31 are as follows:

	2005	2004
	(in thousands)
Interest-sensitive life contracts	$456,366	$417,736
Individual annuities	308,146	320,605
Guaranteed investment contracts and guaranteed interest accounts	37,333	39,380
Dividend accumulations and other	39,977	38,629

Total policyholders’ account balances	$841,822	$816,350

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

5. POLICYHOLDERS’ LIABILITIES (continued)

Policyholders’ account balances represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable. Interest crediting rates for interest-sensitive life contracts range from 3.00% to 4.85%. Interest crediting rates for individual annuities range from 1.50% to 11.00%. Interest crediting rates for guaranteed investment contracts and guaranteed interest accounts range from 3.00% to 6.30%. Interest crediting rates range from 2.35% to 3.50% for dividend accumulations and other.

6. REINSURANCE

The Company participates in reinsurance with Prudential Insurance, PARCC and other companies, in order to provide greater diversification of business, provide additional capacity for future growth and limit the maximum net loss potential arising from large risks. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements does not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability reassumed by the Company is considered to be remote. Effective October 3, 2005, the Company entered into a new coinsurance agreement with Pruco Re, Ltd. providing for the 100% reinsurance of its Lifetime Five benefit feature sold on new business after October 3, 2005.

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

Reinsurance amounts included in the Statement of Operations and Comprehensive Income for the years ended December 31 are below.

	2005	2004	2003
	(in thousands)
Direct premiums and policy charges and fee income	$162,830	$142,492	$113,955
Reinsurance ceded	(94,074)	(37,817)	(11,180)

Premiums and policy charges and fee income	$68,756	$104,675	$102,775

Policyholders’ benefits ceded	$41,641	$20,028	$11,223

Reinsurance premiums ceded for interest-sensitive life products is accounted for as a reduction of policy charges and fee income. Reinsurance ceded for term insurance products is accounted for as a reduction of premiums.

Reinsurance recoverables, included in the Company’s Statements of Financial Position, at December 31, 2005 and 2004 were $92 million and $67 million, respectively.

During 2004, the Company entered into reinsurance contracts with affiliates covering the entire life in force. As a result, all reinsurance contracts are with affiliates as of December 31, 2004. These contracts are described further in Note 13, below.

The gross and net amounts of life insurance in force at December 31, were as follows:

	2005	2004	2003
	(in thousands)
Life insurance face amount in force	$52,930,588	$42,903,082	$31,868,113
Ceded	(46,406,195)	(37,708,317)	(17,782,119)

Net amount of life insurance in force	$6,524,393	$5,194,765	$14,085,994

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

7. INCOME TAXES

The components of income taxes for the years ended December 31, are as follows:

	2005	2004	2003
	(in thousands)
Current tax (benefit) expense:
U.S.	$6,441	$14,639	$(15,103)
State and local	—	(55)	—

Total	6,441	14,584	(15,103)

Deferred tax expense:
U.S.	7,151	(2,640)	23,735
State and local	—	(1,576)	302

Total	7,151	(4,216)	24,037

Total income tax expense	$13,592	$10,368	$8,934

The income tax expense for the years ended December 31, differs from the amount computed by applying the expected federal income tax rate of 35% to income from operations before income taxes and cumulative effect of accounting change for the following reasons:

	2005	2004	2003
	(in thousands)
Expected federal income tax expense	$18,486	$12,589	$10,343
IRS settlement for examination period 1997 to 2001	(2,769)	—	—
State and local income taxes	—	(1,060)	197
Non taxable investment income	(2,979)	(1,240)	(2,583)
Other	854	79	977

Total income tax expense	$13,592	$10,368	$8,934

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2005	2004
	(in thousands)
Deferred tax assets
Investments	$1,670	$1,661
Other	774	841

Deferred tax assets	2,444	2,502

Deferred tax liabilities
Insurance reserves	$1,942	$3,249
Deferred acquisition costs	57,917	46,936
Net unrealized gains on securities	508	10,324
Other	3,761	3,209

Deferred tax liabilities	64,128	63,718

Net deferred tax liability	$61,684	$61,216

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

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

7. INCOME TAXES (continued)

On January 26, 2006, the Internal Revenue Service (“IRS”) officially closed the audit of the consolidated federal income tax returns for the 1997 to 2001 periods. As a result of certain favorable resolutions, the Company’s statement of operations for the year ended December 31, 2005 includes an income tax benefit of $2.8 million, reflecting a reduction in the Company’s liability for income taxes. The consolidated federal income tax returns for the 2002 and 2003 periods are currently under examination.

8. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

The Company issues traditional variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. The Company also issues variable annuity contracts with general and separate account options where the Company contractually guarantees to the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), or (3) the highest contract value on a specified anniversary date minus any withdrawals following the contract anniversary (“anniversary contract value”). These guarantees include benefits that are payable in the event of death or annuitization.

The Company also issues annuity contracts with contractually guaranteed death benefits market value adjusted investment options (“MVAs”), which provide for a return of principal plus a fixed rate of return if held to maturity, or, alternatively, a “market adjusted value” if surrendered prior to maturity or if funds are reallocated to other investment options. The market value adjustment may result in a gain or loss to the Company, depending on crediting rates or an indexed rate at surrender, as applicable.

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

The assets supporting the variable portion of both traditional variable annuities and certain variable contracts with guarantees are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities.” Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits.” In 2005 and 2004 there were no gains or losses on transfers of assets from the general account to a separate account.

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. For guarantees of benefits that are payable at annuitization, the net amount at risk is generally defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance. The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. As of December 31, 2005, and 2004 the Company had the following guarantees associated with these contracts, by product and guarantee type:

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

8. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

As of December 31, 2005, the Company had the following guarantees associated with these contracts, by product and guarantee type:

	December 31, 2005		December 31, 2004
	In the Event of Death	At Annuitization / Accumulation	In the Event of Death	At Annuitization / Accumulation
	(dollars in thousands)		(dollars in thousands)
Variable Annuity Contracts

Return of net deposits
Account value	$303,639	N/A	$239,825	N/A
Net amount at risk	$102	N/A	$395	N/A
Average attained age of contractholders	62 years	N/A	61 years	N/A

Minimum return or anniversary contract value
Account value	$747,305	$139,073	$743,506	$68,612
Net amount at risk	$42,256	$2	$67,040	$0
Average attained age of contractholders	63 years	57 years	63 years	56 years
Average period remaining until earliest expected annuitization	N/A	6.4 years		6.5 years

Market value adjusted annuities

	Unadjusted Value	Adjusted Value	Unadjusted Value	Adjusted Value

Account value	$31,264	$31,842	$34,053	$35,885

	December 31, 2005	December 31, 2004
	In the Event of Death
	(dollars in thousands)
Variable Life, Variable Universal Life and Universal Life Contracts

No Lapse Guarantees
Separate account value	$427,765	$417,967
General account value	$83,961	$65,494
Net amount at risk	$5,922,134	$5,329,909
Average attained age of contractholders	43 years	42 years

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2005	December 31, 2004
	(dollars in thousands)
Equity funds	$638,156	$550,374
Bond funds	70,859	77,660
Balanced funds	20,264	17,431
Money market funds	18,538	23,123
Specialty funds	1,605	—

Total	$749,422	$668,588

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

8. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

The total amount of funds invested in separate account investment options for variable life, variable universal life and universal life contracts with guarantees was $428 million at December 31, 2005.

In addition to the above mentioned amounts invested in separate account investment options, $301.5 million of account balances of variable annuity contracts with guarantees (inclusive of contracts with MVA features) were invested in general account investment options.

Liabilities For Guarantee Benefits

The table below summarizes the changes in general account liabilities for guarantees on variable contracts. The liabilities for guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) and guaranteed minimum income and withdrawal benefits are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders’ benefits.”

	(GMDB)	(GMIB)	Total
	(in thousands)
Balance as of January 1, 2004	$1,633	—	$1,633
Incurred guarantee benefits	762	126	888
Paid guarantee benefits	(1,154)	—	(1,154)

Balance as of December 31, 2004	$1,241	126	$1,367
Incurred guarantee benefits	1,809	189	1,998
Paid guarantee benefits	(701)	—	(701)

Balance as of December 31, 2005	$2,349	$315	$2,664

The GMDB liability is determined each period end by estimating the accumulated value of a portion of the total assessments to date less the accumulated value of the death benefits in excess of the account balance. The portion of assessments used is chosen such that, at issue, the present value of expected death benefits in excess of the projected account balance and the percentage of the present value of total expected assessments over the lifetime of the contracts are equal. The Company regularly evaluates the estimates used and adjusts the GMDB liability balance, with a related charge or credit to earnings, if actual experience or other evidence suggests that earlier assumptions should be revised.

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

The GMIWB feature provides a contractholder with two methods to receive guaranteed minimum payments over time - a “withdrawal” option and an “income” option. Each of these amounts is based on a “protected withdrawal value” (the “GMIWB Protected Withdrawal Value”). The initial GMIWB Protected Withdrawal Value is determined as of the date that the contractholder makes his/her first withdrawal under the annuity following the election of the GMIWB. The initial GMIWB Protected Withdrawal Value is equal to the greatest of three amounts, which, stated generally, are (a) account value, plus additional purchase payments and any credits, rolled up at a specified percentage for a period of time (b) account value as of the date of the first withdrawal and (c) a

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

8. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

specified highest anniversary value. Under the withdrawal option, the Company guarantees that a specified percentage of the GMIWB Protected Withdrawal Value can be withdrawn each year until the GMIWB Protected Withdrawal Value has been exhausted. Under the income option, the Company guarantees that a lesser percentage of the GMIWB Protected Withdrawal Value can be withdrawn for life. As under the GMWB feature, the contract holder may elect to step-up the GMIWB Protected Withdrawal Value if, due to positive market performance, the account value is greater than the current GMIWB Protected Withdrawal Value.

Sales Inducements

The Company defers sales inducements and amortizes them over the anticipated life of the policy using the same methodology and assumptions used to amortize deferred policy acquisition costs. These deferred sales inducements are included in “Deferred sales inducements and other assets.” The Company offers various types of sales inducements. These inducements include: (i) a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s initial deposit and (ii) additional interest credits after a certain number of years a contract is held. Changes in deferred sales inducements are as follows:

Sales Inducements
(in thousands)
Balance as of January 1, 2004	$7,879
Capitalization	4,461
Amortization	(1,225)

Balance as of December 31, 2004	11,115
Capitalization	3,863
Amortization	(1,362)

Balance as of December 31, 2005	$13,616

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

Statutory net income (loss) of the Company amounted to $1 million, $57 million, and $(60) million for the years ended December 31, 2005, 2004 and 2003, respectively. Statutory surplus of the Company amounted to $142 million and $148 million at December 31, 2005 and 2004, respectively. The statutory loss in 2003 was primarily attributed to the surplus strain from new business, which results from higher commissions and selling expenses, which are not deferred under statutory accounting, and from increases to reserves. During 2004, the Company obtained reinsurance on the term life business from a captive affiliate, mitigating the surplus strain on that business. The agreement is discussed further in Note 13.

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

The Company is subject to New Jersey law. The maximum amount of dividends, which can be paid by State of New Jersey insurance companies to shareholders without prior approval of the Insurance Commissioner, is subject to N.J.S.A.17:27A-4.c(2)(b). There is no capacity to pay a dividend in 2006 and there have been no dividend payments to the Company’s parent in 2005, 2004 or 2003. The Company received a $40 million capital contribution from its Parent during 2003.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values presented below have been determined by using available market information and by applying valuation methodologies. Considerable judgment is applied in interpreting data to develop the estimates of fair value. These fair values may not be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the fair values. The methods and assumptions discussed below were used in calculating the fair values of the instruments. See Note 11 to the Financial Statements for a discussion of derivative instruments.

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

Commercial Loans

The fair value of commercial loans, other than those held by the Company’s commercial mortgage operations, is primarily based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate, and adjusted for the current market spread for similar quality loans.

The fair value of commercial loans held by the Company’s commercial mortgage operations is based upon various factors, including the terms of the loans, the intended exit strategy for the loans based upon either a securitization pricing model or commitments from investors, prevailing interest rates, and credit risk.

Policy loans

The fair value of policy loans is calculated using a discounted cash flow model based upon current U.S. Treasury rates and historical loan repayment patterns.

Investment contracts

For individual deferred annuities and other deposit liabilities, fair value approximates carrying value.

The following table discloses the carrying amounts and fair values of the Company’s financial instruments at December 31:

	2005		2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial assets:

Fixed maturities, available for sale	$995,866	$995,866	$903,685	$903,685
Policy loans	155,705	168,708	153,359	175,090
Short-term investments	23,501	23,501	44,549	44,549
Commercial loans	20,353	20,353	—	—
Cash and cash equivalents	116,040	116,040	108,117	108,117
Separate account assets	2,287,786	2,287,786	2,112,866	2,112,866

Financial liabilities:
Investment contracts	385,569	385,569	$398,615	$398,615
Cash collateral for loaned securities	86,530	86,530	74,527	74,527
Securities sold under agreements to repurchase	1,708	1,708	24,754	24,754
Short term debt to affiliates	52,994	52,944	—	—
Separate account liabilities	2,287,786	2,287,786	2,112,866	2,112,866

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

Exchange-traded futures are used by the Company to reduce market risks from changes in interest rates, to alter mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, and to hedge against changes in the value of securities it owns or anticipates acquiring or selling. In exchange-traded futures transactions, the Company agrees to purchase or sell a specified number of contracts, the values of which are determined by the values of designated classes of securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures with regulated futures commissions merchants who are members of a trading exchange.

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

Credit derivatives are used by the Company to enhance the return on the Company’s investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments. With credit derivatives the Company can sell credit protection on an identified name, or a basket of names in a first to default structure, and in return receive a quarterly premium. With single name credit default derivatives, this premium or credit spread generally corresponds to the difference between the yield on the referenced name’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed. With first to default baskets, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket. If there is an event of default by the referenced name or one of the referenced names in a basket, as defined by the agreement, then the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced defaulted security or similar security. In addition to selling credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio.

Embedded Derivatives

As described in Note 8, the Company sells variable annuity products which contain embedded derivatives. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees which are determined using pricing models.

The Company invests in fixed maturities that, in addition to a stated coupon, provide a return based upon the results of an underlying portfolio of fixed income investments and related investment activity. The Company accounts for these investments as available for sale fixed maturities containing embedded derivatives. Such embedded derivatives are marked to market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio.

Credit Risk

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date. The credit exposure of the Company’s over-the-counter derivative transactions is represented by the fair value (market value) of contracts with a positive fair value (market value) at the reporting date. Because exchange-traded futures are effected through regulated exchanges, and positions are settled on a daily basis, the Company has little exposure to credit-related losses in the event of nonperformance by counterparties to such financial instruments.

The Company manages credit risk by entering into transactions with creditworthy counterparties and obtaining collateral where appropriate and customary. In addition, the Company enters into over-the-counter swaps pursuant to master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Likewise, the Company effects exchange-traded futures through regulated exchanges and these positions are marked to market on a daily basis.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

12. COMMITMENTS, CONTINGENCIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund $6 million of commercial loans in 2006. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $17 million in 2006.

Contingencies

On an ongoing basis, our internal supervisory and control functions review the quality of our sales, marketing and other customer interface procedures and practices and may recommend modifications or enhancements. From time to time, this review process results in the discovery of product administration, servicing or other errors, including errors relating to the timing or amount of payments due to customers. In certain cases, if appropriate, the Company may offer customers remediation and may incur charges, including the cost of such remediation, administrative costs and regulatory fines.

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

Litigation and Regulatory Proceedings

The Company’s litigation and regulatory matters are subject to legal and regulatory actions in the ordinary course of its businesses, which may include class action lawsuits. Pending legal and regulatory actions include proceedings relating to aspects of the businesses and operations that are specific to the Company and that are typical of the businesses in which the Company operates.

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

The Company’s litigation and regulatory matters is subject to many uncertainties, and given the complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of litigation and regulatory matters. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters should not have a material adverse effect on the Company’s financial position.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses in 2005 reflect a change in allocations implemented during the fourth quarter of 2005. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial.

The Company receives a charge to cover its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earning and length of service. While others are based on an account balance, which takes into consideration age, service and earnings during career.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

13. RELATED PARTY TRANSACTIONS (Continued)

Prudential Insurance sponsors voluntary savings plan for the Company’s employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged the Company for the matching contribution to the plans was $0.3 million and $0.3 million in 2005 and 2004, respectively.

The Company’s share of net expense for the pension plans was $.6 million and $.7 million for the twelve months ended December 31, 2005 and twelve months ended December 31, 2004, respectively.

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

Corporate Owned Life Insurance

The Company has sold two Corporate Owned Life Insurance (“COLI”) policies to Prudential Insurance. The cash surrender value included in separate accounts was $470 million and $462 million at December 31, 2005 and December 31, 2004, respectively. Fees related to the COLI policies were $5 million, $4 million and $3 million for the years ending December 31, 2005, 2004 and 2003, respectively.

Reinsurance with Affiliates

PARCC

In September 2004, the Company entered into an agreement to reinsure its term life insurance with an affiliated company, PARCC. The Company reinsures with PARCC 90 percent of the risks under such policies through an automatic and facultative coinsurance agreement. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. The coinsurance agreement with PARCC also replaces the yearly renewable term agreements with external reinsurers that were previously in effect on this block of business. There was no net cost associated with the initial transaction. Reinsurance recoverables related to this agreement were $85 million and $56 million as of December 31, 2005 and December 31, 2004, respectively. Premiums ceded to PARCC in 2005 and 2004 were $70 million and $25 million, respectively. Benefits ceded in 2005 and 2004 were $19 million and $15 million, respectively.

Prudential Insurance

In December 2004, the Company recaptured the excess of loss reinsurance agreement with Prudential Insurance and replaced it with a revised agreement to reinsure all risks, not otherwise reinsured. Reinsurance recoverable related to this agreement was $7 million and $8 million as of December 31, 2005 and December 2004 respectively. Premiums and fees ceded to Prudential Insurance in 2005, 2004 and 2003 were $24 million, $1 million and $1 million, respectively. Benefits ceded in 2005, 2004 and 2003 were $22 million, $3 million, respectively, and none in 2003. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions.

During the fourth quarter of 2005, the Company entered into a new reinsurance agreement with Pruco Reinsurance, Ltd as part of its risk management and capital management strategies for annuities. This agreement became effective on October 3, 2005, and provides for the 100% reinsurance of its Lifetime Five benefit feature.

Debt Agreements

The Company and its parent, Pruco Life, have a revolving line of credit facility of up to $800 million with Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance. The total of asset-based financing and borrowing under this credit facility for the Company and its parent cannot be more than $800 million. As of December 31, 2005 and 2004, there was $88 million and $99 million, respectively, of asset-based financing. There was $53 million of debt outstanding to Prudential Funding, LLC as of December 31, 2005 as compared to none at December 31, 2004. Interest expense related to this agreement was $1 million in 2005, with related interest charged at a variable rate ranging from 3.10% to 4.40%.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2005 and 2004 are summarized in the table below:

	Three months ended
	March 31	June 30	September 30	December 31
		(in thousands)
2005
Total revenues	$33,075	$35,883	$33,059	$35,773
Total benefits and expenses	26,118	24,867	7,830	26,159
Income from operations before income taxes and cumulative effect of accounting change	6,957	11,016	25,229	9,614
Net income	6,931	7,834	18,142	6,318

		(in thousands)
2004
Total revenues	$43,919	$45,136	$39,306	$37,621
Total benefits and expenses	34,118	38,485	32,342	25,070
Income from operations before income taxes and cumulative effect of accounting change	9,801	6,651	6,964	12,551
Net income	6,912	4,774	6,432	7,297