Form 10-Q
period 2006-03-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2006-05-12
CIK 1038509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-18053

Pruco Life Insurance Company of New Jersey

(Exact name of Registrant as specified in its charter)

New Jersey	22-2426091
(State or other jurisdiction, incorporation or organization)	(IRS Employer Identification No.)

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

As of May 12, 2006, 400,000 shares of the Registrant’s Common Stock (par value $5), were outstanding. As of such date, Pruco Life Insurance Company, an Arizona company and an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey Corporation, owned all of the Registrant’s Common Stock.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H)(1)(a) and (b) on Form 10-Q and

is therefore filing this Form with the reduced disclosure format.

FORWARD-LOOKING STATEMENTS

Some of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of stock, real estate and other financial markets; (2) interest rate fluctuations; (3) re-estimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and valuation of business acquired; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in indentifying, monitoring and managing risks; (14) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (15) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (16) changes in assumptions for retirement expense. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in our Annual Report on Form 10-K for the year ended Decemeber 31, 2005 for discussion of certain risks relating to our businesses.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pruco Life Insurance Company of New Jersey

Interim Statements of Financial Position

As of March 31, 2006 and December 31, 2005 (in thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2006: $957,601 and 2005: $994,412)	$949,605	$995,866
Policy loans	157,300	155,705
Short-term investments	32,685	23,501
Commercial loans	21,366	20,353
Other long-term investments	3,200	2,796

Total investments	1,164,156	1,198,221
Cash and cash equivalents	79,561	116,040
Deferred policy acquisition costs	234,396	225,572
Accrued investment income	15,139	16,585
Reinsurance recoverable from affiliates	104,469	92,277
Receivables from affiliates	4,482	11,898
Deferred sales inducements	14,563	13,619
Other assets	105,079	2,666
Separate account assets	2,366,664	2,287,786

TOTAL ASSETS	4,088,509	3,964,664

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholders’ account balances	842,845	841,822
Future policy benefits and other policyholder liabilities	215,271	203,422
Cash collateral for loaned securities	78,246	86,530
Securities sold under agreements to repurchase	18,975	1,708
Income taxes payable	65,987	73,050
Short-term debt from affiliates	20,484	52,994
Payable to affiliates	8,709	2,865
Other liabilities	124,305	69,379
Separate account liabilities	2,366,664	2,287,786

Total liabilities	3,741,486	3,619,556

Contingencies (See Note 2)

Stockholder’s Equity
Common stock, $5 par value; 400,000 shares, authorized; issued and outstanding at March 31, 2006 and December 31, 2005	2,000	2,000
Additional paid-in capital	168,689	168,689
Retained earnings	179,332	173,584
Accumulated other comprehensive income (loss)	(2,998)	835

Total stockholder’s equity	347,023	345,108

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$4,088,509	$3,964,664

See Notes to Interim Financial Statements (Unaudited)

Pruco Life Insurance Company of New Jersey

Interim Statements of Operations and Comprehensive Income (Unaudited)

Three Months Ended March 31, 2006 and 2005 (in thousands)

	Three months ended March 31
	2006	2005
REVENUES

Premiums	$2,301	$1,699
Policy charges and fee income	14,943	16,991
Net investment income	16,163	14,003
Realized investment (losses), net	(4,033)	(1,551)
Asset management fees	1,421	1,339
Other income	808	594

Total revenues	31,603	33,075

BENEFITS AND EXPENSES

Policyholders’ benefits	4,674	5,302
Interest credited to policyholders’ account balances	7,608	6,771
General, administrative and other expenses	12,000	14,045

Total benefits and expenses	24,282	26,118

Income from operations before income taxes	7,321	6,957

Income tax expense	1,573	26

NET INCOME	5,748	6,931

Change in net unrealized investment (losses), shadow DAC and other shadow reserves, net of taxes	(3,833)	(5,924)

TOTAL COMPREHENSIVE INCOME	$1,915	$1,007

See Notes to Interim Financial Statements (unaudited)

Pruco Life Insurance Company of New Jersey

Interim Statements of Stockholder’s Equity (Unaudited)

Three Months Ended March 31, 2006 (in thousands)

	Common stock	Additional paid – in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholder’s equity
Balance, December 31, 2005	2,000	168,689	$173,584	$835	$345,108

Net income	—	—	5,748	—	5,748

Change in net unrealized investment gains (losses), shadow DAC and other shadow reserves, net of taxes	—	—	—	(3,833)	(3,833)

Balance, March 31, 2006	$2,000	$168,689	$179,332	$(2,998)	$347,023

See Notes to Interim Financial Statements (unaudited)

Pruco Life Insurance Company of New Jersey

Interim Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2006 and 2005 (in thousands)

	Three months ended, March 31
	2006	2005
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$5,748	$6,931
Adjustments to reconcile net income to net cash (used in) provided by
Operating activities:
Policy charges and fee income	(3,836)	(3,853)
Interest credited to policyholders’ account balances	7,608	6,771
Realized investment losses, net	4,033	1,551
Amortization and other non-cash items	554	2,322
Change in:
Future policy benefits and other insurance liabilities	11,849	7,323
Reinsurance recoverable	(12,192)	(1,509)
Accrued investment income	1,446	(2,071)
Receivable from affiliates	7,416	(1,439)
Payable to affiliates	5,844	(534)
Deferred policy acquisition costs	(4,104)	(2,538)
Income taxes payable	(4,993)	(11,260)
Deferred sales inducements	(944)	(706)
Other, net	(3,721)	(7,102)

Cash Flows used in Operating Activities	14,708	(6,114)

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	258,175	281,785
Policy loans	4,158	4,158
Commercial Loans	174	—
Payments for the purchase of:
Fixed maturities, available for sale	(228,061)	(345,689)
Policy loans	(4,001)	(3,102)
Commercial Loans	(1,289)	—
Other long-term investments, net	158	13
Short-term investments, net	(9,175)	(3,566)

Cash Flows Used in Investing Activities	20,139	(66,401)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Policyholders’ account deposits	43,563	39,222
Policyholders’ account withdrawals	(47,521)	(32,739)
Proceeds from short-term debt issued	485,377	—
Repayments of short-term debt	(517,886)	—
Cash collateral for loaned securities, net	(8,284)	(6,230)
Securities sold under agreements to repurchase, net	17,267	18,087
Net change in financing arrangements (maturities 90 days or less)	(43,842)	18,514

Cash Flows (Used in) From Financing Activities	(71,326)	36,854

Net decrease in cash and cash equivalents	(36,479)	(35,661)
Cash and cash equivalents, beginning of year	116,040	108,117

CASH AND CASH EQUIVALENTS, END OF PERIOD	$79,561	$72,456

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded)	$6,571	$11,285

See Notes to Interim Financial Statements (unaudited)

Pruco Life Insurance Company of New Jersey

Notes to Interim Financial Statements (Unaudited)

1. BASIS OF PRESENTATION

Pruco Life Insurance Company of New Jersey, or the “Company,” is a wholly owned subsidiary of the Pruco Life Insurance Company, or “Pruco Life,” which in turn is a wholly owned subsidiary of The Prudential Insurance Company of America, or “Prudential Insurance.” Prudential Insurance is an indirect wholly owned subsidiary of Prudential Financial, Inc., or “Prudential Financial.”

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or “U.S. GAAP,” on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. These interim financial statements are unaudited but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the results of operations and financial condition of the Company for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year.

The Company has extensive transactions and relationships with Prudential Insurance and other affiliates. It is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The most significant estimates include those used in determining deferred policy acquisition costs, investments, future policy benefits, provision for income taxes, reserves for contingent liabilities and reserves for losses in connection with unresolved legal matters.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

2. CONTINGENCIES AND LITIGATION

Contingencies

On an ongoing basis, our internal supervisory and control functions review the quality of our sales, marketing, administration and servicing, and other customer interface procedures and practices and may recommend modifications or enhancements. From time to time, this review process results in the discovery of administration, servicing or other errors, including errors relating to the timing or amount of payments or contract values due to customers. In these cases, we offer customers appropriate remediation and may incur charges and expenses, including the costs of such remediation, administrative costs and regulatory fines.

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

The Company’s litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory

Pruco Life Insurance Company of New Jersey

Notes to Interim Financial Statements (Unaudited)

2. Contingencies and Litigation (continued)

matters, depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, should not have a material adverse effect on the Company’s financial position.

3. ACCOUNTING POLICIES AND PRONOUNCEMENTS

SFAS 155

On February 16, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments.” This statement provides an election, on an instrument by instrument basis, to measure at fair value an entire hybrid financial instrument that contains an embedded derivative requiring bifurcation, rather than measuring only the embedded derivative on a fair value basis. This statement also removes an exception from the requirement to bifurcate an embedded derivative feature from a beneficial interest in securitized financial assets. The Company has used this exception for investments the Company has made in securitized financial assets in the normal course of operations, and thus has not previously had to consider whether such investments contain an embedded derivative. The new requirement to identify embedded derivatives in beneficial interest will be applied on a prospective basis only to beneficial interest acquired, issued, or subject to certain remeasurement conditions after the adoption date of the new guidance. The Company plans to adopt this guidance effective January 1, 2007. The Company is in the process of determining whether there are any hybrid instruments for which the Company will elect the fair value option

SOP 05-1

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

Pruco Life Insurance Company of New Jersey

Notes to Interim Financial Statements (Unaudited)

4. REINSURANCE

The Company participates in reinsurance with certain of its affiliates including, Prudential Insurance, Prudential Arizona Reinsurance Captive Company “PARCC” and other companies, in order to provide greater diversification of business, provide additional capacity for future growth and limit the maximum net loss potential arising from large risks. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements does not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability reassumed by the Company is considered to be remote. Effective October 3, 2005, the Company entered into a new coinsurance agreement with Pruco Re, Ltd. providing for the 100% reinsurance of its Lifetime Five benefit feature sold on new business after October 3, 2005. During 2006, the Company entered into a new reinsurance agreement with an affiliate as part of its risk management and capital management strategies. Effective March 20 2006, the Company entered into a new coinsurance agreement with Pruco Re, Ltd. providing for the 100% reinsurance of its Spousal Lifetime Five benefit feature.

Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. Amounts recoverable from reinsurers, for both long and short duration reinsurance arrangements, are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies. The affiliated reinsurance agreements, are described further in Note 5 of the Consolidated Financial Statements.

Reinsurance amounts included in the Company’s Statement of Operations and Comprehensive Income for the three months ended March 31, 2006 are presented below.

	2006	2005
	(in thousands)
Direct premiums and policy charges and fee income	$44,499	$39,080
Reinsurance ceded	(27,255)	(20,390)

Premiums and policy charges and fee income	$17,244	$18,690

Policyholders’ benefits ceded	$13,475	$12,099

Reinsurance premiums ceded for interest-sensitive life products is accounted for as a reduction of policy charges and fee income. Reinsurance ceded for term insurance products is accounted for as a reduction of premiums.

Reinsurance recoverables included in the Company’s Statements of Financial Position, at March 31, 2006 and December 31, 2005 were $105 million and $92 million, respectively.

The gross and net amounts of life insurance in force the three months ended March 31, were as follows:

	2006	2005
	(in thousands)
Life insurance face amount in force	$55,315,014	$45,415,624
Ceded	(48,633,351)	(39,621,701)

Net amount of life insurance in force	$6,681,663	$5,793,923

Pruco Life Insurance Company of New Jersey

Notes to Interim Financial Statements (Unaudited)

5. RELATED PARTY TRANSACTIONS

The Company has extensive transactions and relationships with Prudential Insurance and other affiliates. It is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties.

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

The Company receives a charge to cover its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final average earnings and length of service. While others are based on an account balance, which takes into consideration age, service and earnings during career.

Prudential Insurance sponsors voluntary savings plan for the Company’s employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged the Company for the matching contribution to the plans was $0.1 million for each of the three months period ended March 31, 2006 and March 31, 2005.

The Company’s share of net expense for the pension plans was $0.2 million for each of the three months period ended March 31, 2006 and March 31, 2005.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

Affiliated Asset Management Fee Income

In accordance with a servicing agreement with Prudential Investments LLC, the Company receives fee income from policyholder account balances invested in the Prudential Series Funds. These revenues are recorded as “Asset management fees” in the Statements of Operations and Comprehensive Income.

Corporate Owned Life Insurance

The Company has sold two Corporate Owned Life Insurance, or (“COLI”) policies to Prudential Insurance. The cash surrender value included in separate accounts was $480 million and $470 million at March 31, 2006 and December 31, 2005, respectively. Fees related to the COLI policies were $1.3 million and $1.4 million at March 31, 2006 and March 31, 2005 respectively.

Reinsurance with Affiliates

Prudential Arizona Reinsurance Captive Company

In September 2004, the Company entered into an agreement to reinsure its term life insurance with an affiliated company “PARCC”. The Company reinsures with PARCC 90 percent of the risks under such policies through an automatic and facultative coinsurance agreement. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. The coinsurance agreement with PARCC also replaces the yearly renewable term agreements with external reinsurers that were previously in effect on this block of business. There was no net cost associated with the initial transaction. Reinsurance recoverables related to this agreement were $94 million and $85 million as of March 31, 2006 and December 31, 2005, respectively. Premiums ceded to PARCC for the three months ended March 31, 2006 and 2005 were $20 million and $17 million, respectively. Benefits ceded for the three months ended March 31, 2006 and 2005 were $5 million and $3 million, respectively. Reinsurance expense allowance net of capitalization and amortization for the three months ended March 31, 2006 and three months ended March 31, 2005 were $5 million and $4 million respectively.

Pruco Life Insurance Company of New Jersey

Notes to Interim Financial Statements (Unaudited)

5. Related Party Transactions (continued)

Prudential Insurance

In December 2004, the Company recaptured the excess of loss reinsurance agreement with Prudential Insurance and replaced it with a revised agreement to reinsure all risks, not otherwise reinsured. The reinsurance recoverables related to this agreement was $10 million and $7 million as of March 31, 2006 and December 31, 2005 respectively. Premiums and fees ceded to Prudential Insurance for the three months ended March 31, 2006 and March 31, 2005 were $7 million, and $4 million, respectively. Benefits ceded three months ended March 31, 2006 and three months ended March 31, 2005 were $ 8 million, and $9 million, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions.

Pruco Reinsurance Ltd.

During the fourth quarter of 2005, the Company entered into a new reinsurance agreement with Pruco Reinsurance Ltd. as part of its risk management and capital management strategies for annuities. This agreement became effective on October 3, 2005, and provides for the 100% reinsurance of its Lifetime Five benefit feature sold on new business after October 3,2005. During 2006, the Company entered into a new reinsurance agreement with an affiliate as part of its risk management and capital management strategies.

Debt Agreements

The Company and its parent, Pruco Life, have a revolving line of credit facility of up to $800 million with Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance. The total of asset-based financing and borrowing under this credit facility for the Company and its parent cannot be more than $800 million. As of March 31, 2006 and December 31,2005, there was $97 million and $88 million, respectively, of asset-based financing. There was $21 million of debt outstanding to Prudential Funding, LLC as of March 31, 2006 as compared to $53 million at December 31, 2005. Interest expense related to this agreement was $.5 million as of March 31, 2006, with related interest charged at a variable rate ranging from 4.28% to 4.88%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and therefore is filing this form with the reduced disclosure format.

This Management’s Discussion and Analysis, or “MD&A,” of Financial Condition and Results of Operations addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of March 31, 2006, compared with December 31, 2005, and its results of operations for the three periods ended March 31, 2006 and March 31, 2005. You should read the following analysis of our financial condition and results of operations in conjunction with the Company’s MD&A and audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as well as the Forward-Looking Statements and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

General

The Company sells interest-sensitive individual life insurance and variable life insurance, term life insurance and individual variable annuities, primarily through Prudential Insurance’s sales force in New Jersey and New York. These markets are subject to regulatory oversight, with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers, that have historically segregated the markets of the financial services industry, have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels.

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

1. Changes in Financial Position

March 31, 2006 versus December 31, 2005

Total assets increased by $124 million, from $3.965 billion at December 31, 2005 to $4.089 billion at March 31, 2006. Other assets increased by $102 million due to a higher level of unsettled trades at the end of the current quarter. Separate account assets, increased by $79 million in the first quarter of 2006 due to positive cash flows (sales less withdrawals), and market appreciation in the current quarter. Fixed maturities decreased by $46 million, from $996 million to $950 million, this decrease was primarily driven by outstanding trade settlement mentioned above. Cash and cash equivalents are lower by $36 million as cash used in investing activities exceeded cash provided from operating and financing activities in the first three months of 2006. Reinsurance recoverables increased by $12 million, as a result of continued growth in term inforce under the PARCC coinsurance agreement.

Total liabilities increased by $121 million from $3.620 billion at December 31, 2005, to $3.741 billion at March 31, 2006. Corresponding with the asset change, separate account liabilities increased by $79 million from $2.288 billion at December 31, 2005, as described above. Other liabilities increased by $57 million, primarily due to increased unsettled trades as of March 31, 2006. Future policy benefits and other policyholder liabilities increased by $12 million, from $203 million at December 31, 2005, as a result of growth in the term insurance business. The Company’s short-term borrowings from an affiliate used to provide short-term working capital decreased by $33 million from $53 million at December 31, 2005 due to repayments. Total securities lending activity increased by $9 million. The relative amounts of cash collateral for loaned securities and securities sold under agreements to repurchase decreased $8 million and increased $17 million, respectively.

2. Results of Operations

March 31, 2006 to March 31, 2005 Three Month Comparison

Net Income

Net income of $6 million for the three months ended March 31, 2006 decreased $1 million, from $7 million in the three months ended March 31, 2005. The results for the three months ended March 31, 2006 are primarily driven by realized losses due to sales of fixed maturities in a rising interest rate environment. Also higher contribution from investment income, net of interest credited and interest expense, reflecting improved investment yields and higher asset balances compared to the prior year period are mostly offset by increased operating expenses.

Revenues

Revenues decreased by $1 million, from $33 million in the three months ended March 31, 2005 to $32 million in the same period in 2006. Policy charges and fee income, consisting primarily of mortality and expense charges, loading and other insurance charges assessed on general and separate account policyholders’ fund balances, decreased by $2 million, from $17 million in 2005. This decrease was driven by increased reinsurance premiums on variable and Universal Life products, partly offset by increased fees from growth in the inforce and higher separate account funds as described above.

Realized investment losses increased by $3 million as a result of losses from sales of fixed maturities in a rising interest rate environment.

Net investment income increased by $2 million, from $14 million for the three months ended March 31, 2005 to $16 million for the three months ended March 31, 2006. The increase in investment income is primarily due to higher yields driven by investment activities in a rising rate environment compared to the same period in 2005.

Asset management fees and other revenues increased slightly as a result of an increase in average separate account balances described above.

Benefits and Expenses

Total benefits and expenses decreased $2 million, from $26 million for the three months ended March 31, 2005 to $24 million for the same period in 2006. Policyholders’ benefits, including related changes in reserves, for both Life and Annuity products were essentially unchanged in the first three months of 2006 compared to the same period in 2005.

General, administrative and other expenses, were $2 million lower for the three months ended March 31, 2006 than March 31, 2005 due to lower net distribution costs resulting from increased reinsurance expense allowances, net of capitalization, in the life business resulting from the PARCC coinsurance agreement.

Tax expense for three months ended March 31, 2006 increased approximately $2 million than the same period in 2005, as the prior year reflects the resolution of certain items with the Internal Revenue Service in 2005.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities Exchange Commission, or “SEC,” is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d–15(e), as of March 31, 2006. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a–15(f) and 15d–15(f), occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

The Company’s litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters, depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, should not have a material adverse effect on the Company’s financial position.

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for additional discussion of the Company’s litigation and regulatory matters.

Item 1A. Risk Factors

You should carefully consider the risks described under “ Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

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

Date: May 12, 2006

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.