Form 10-Q
period 2006-06-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2006-08-11
CIK 1038509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 11, 2006, 400,000 shares of the Registrant’s Common Stock (par value $5), were outstanding. As of such date, Pruco Life Insurance Company, an Arizona company and an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey Corporation, owned all of the Registrant’s Common Stock.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H)(1)(a) and (b) on

Form 10-Q and is therefore filing this Form with the reduced disclosure format.

FORWARD-LOOKING STATEMENTS

Some of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of stock, real estate and other financial markets; (2) interest rate fluctuations; (3) re-estimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and valuation of business acquired; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (15) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (16) changes in assumptions for retirement expense. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2005 for discussion of certain risks relating to our businesses.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pruco Life Insurance Company of New Jersey

Interim Statements of Financial Position

As of June 30, 2006 and December 31, 2005 (in thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2006: $935,038 and 2005: $994,412)	$922,758	$991,575
Policy loans	157,651	155,705
Short-term investments	19,358	23,501
Commercial loans	29,940	20,353
Other long-term investments	7,433	7,087

Total investments	1,137,140	1,198,221
Cash and cash equivalents	85,821	116,040
Deferred policy acquisition costs	239,957	225,572
Accrued investment income	14,173	16,585
Reinsurance recoverable from affiliates	111,748	92,277
Receivables from affiliates	9,293	11,898
Deferred sales inducements	16,124	13,619
Other assets	9,831	2,666
Separate account assets	2,374,647	2,287,786

TOTAL ASSETS	3,998,734	3,964,664

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholders’ account balances	846,283	841,822
Future policy benefits and other policyholder liabilities	224,312	203,422
Cash collateral for loaned securities	48,984	86,530
Securities sold under agreements to repurchase	14,053	1,708
Income taxes payable	72,444	73,050
Short-term debt from affiliates	2,064	52,994
Payable to affiliates	12,632	2,865
Other liabilities	55,068	69,379
Separate account liabilities	2,374,647	2,287,786

Total liabilities	3,650,487	3,619,556

Commitments and Contingent Liabilities (See Note 2)

Stockholder’s Equity
Common stock, $5 par value; 400,000 shares, authorized; issued and outstanding at June 30, 2006 and December 31, 2005	2,000	2,000
Additional paid-in capital	168,689	168,689
Retained earnings	182,194	173,584
Accumulated other comprehensive (loss) income	(4,636)	835

Total stockholder’s equity	348,247	345,108

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$3,998,734	$3,964,664

See Notes to Interim Financial Statements (Unaudited)

Pruco Life Insurance Company of New Jersey

Interim Statements of Operations and Comprehensive Income (Unaudited)

Three and Six Months Ended June 30, 2006 and 2005 (in thousands)

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
REVENUES

Premiums	$2,138	$1,693	$4,439	$3,392
Policy charges and fee income	17,172	16,157	32,114	33,147
Net investment income	16,087	14,572	32,250	28,576
Realized investment gains (losses), net	(7,332)	1,238	(11,365)	(313)
Asset management fees	1,462	1,792	2,883	3,131
Other income	932	431	1,740	1,024

Total revenues	30,459	35,883	62,061	68,957

BENEFITS AND EXPENSES

Policyholders’ benefits	5,257	2,648	9,931	7,949
Interest credited to policyholders’ account balances	7,600	7,843	15,208	14,614
General, administrative and other expenses	14,061	14,376	26,060	28,421

Total benefits and expenses	26,918	24,867	51,199	50,984

Income from operations before income taxes	3,541	11,016	10,862	17,973

Income tax expense	679	3,182	2,252	3,208

NET INCOME	2,862	7,834	8,610	14,765

Change in net unrealized investment gains (losses), net of taxes	(1,637)	4,816	(5,471)	(1,108)

COMPREHENSIVE INCOME	$1,225	$12,650	$3,139	$13,657

(1)	Amounts are net of taxes of $0.9 million and $(2.6) million for the three months ended June 30, 2006 and 2005, respectively, and $2.9 million and $0.6 million for the six months ended June 30, 2006 and 2005, respectively.

See Notes to Interim Financial Statements (unaudited)

Pruco Life Insurance Company of New Jersey

Interim Statements of Stockholder’s Equity (Unaudited)

Six Months Ended June 30, 2006 (in thousands)

	Common stock	Additional paid – in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholder’s equity
Balance, December 31, 2005	$2,000	$168,689	$173,584	$835	$345,108
Net income	—	—	8,610	—	8,610
Change in net unrealized investment gains (losses), net of taxes	—	—	—	(5,471)	(5,471)

Balance, June 31, 2006	$2,000	$168,689	$182,194	$(4,636)	$348,247

See Notes to Interim Financial Statements (unaudited)

Pruco Life Insurance Company of New Jersey

Interim Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2006 and 2005 (in thousands)

	Six months ended, June 30
	2006	2005
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:

Net income	$8,610	$14,765
Adjustments to reconcile net income to net cash (used in) provided by
Operating activities:
Policy charges and fee income	(7,776)	(6,982)
Interest credited to policyholders’ account balances	15,208	14,614
Realized investment losses, net	11,365	313
Amortization and other non-cash items	780	2,622
Change in:
Future policy benefits and other insurance liabilities	20,890	19,452
Reinsurance recoverable	(19,471)	(13,940)
Accrued investment income	2,412	(1,383)
Receivable from affiliates	2,605	7,134
Payable to affiliates	9,768	(534)
Deferred policy acquisition costs	(7,738)	(5,915)
Income taxes payable	2,339	(8,445)
Deferred sales inducements	(2,505)	(730)
Other, net	(1,081)	(5,458)

Cash Flows From Operating Activities	35,406	15,513

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	822,953	537,345
Policy loans	9,195	8,431
Commercial Loans	282	—
Payments for the purchase of:
Fixed maturities, available for sale	(763,493)	(649,500)
Policy loans	(7,769)	(6,156)
Commercial Loans	(9,971)	(1,000)
Other long-term investments, net	1,268	(483)
Short-term investments, net	4,147	18,994

Cash Flows From (Used in) Investing Activities	56,612	(92,369)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Policyholders’ account deposits	108,143	80,305
Policyholders’ account withdrawals	(112,867)	(69,773)
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(25,202)	(7,706)
Net change in financing arrangements (maturities 90 days or less)	(92,311)	38,279

Cash Flows (Used in) From Financing Activities	(122,237)	41,105

Net decrease in cash and cash equivalents	(30,219)	(35,751)
Cash and cash equivalents, beginning of year	116,040	108,117

CASH AND CASH EQUIVALENTS, END OF PERIOD	$85,821	$72,366

SUPPLEMENTAL CASH FLOW INFORMATION Income taxes paid (refunded)	$(88)	$11,653

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

2. CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

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

The Company’s litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular

Pruco Life Insurance Company of New Jersey

Notes to Interim Financial Statements (Unaudited)

2. Contingent Liabilities and Litigation and Regulatory Matters (continued)

quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters, depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, should not have a material adverse effect on the Company’s financial position.

3. ACCOUNTING POLICIES AND PRONOUNCEMENTS

Fin 48

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109. This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN No. 48 on January 1, 2007. The Company is currently assessing the impact of FIN No. 48 on the Company’s consolidated financial position and results of operations.

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

Pruco Life Insurance Company of New Jersey

Notes to Interim Financial Statements (Unaudited)

4. REINSURANCE

The Company participates in reinsurance with certain of its affiliates, including Prudential Insurance, Prudential Arizona Reinsurance Captive Company “PARCC”, Pruco Reinsurance, Ltd. and other companies, in order to provide greater diversification of business, provide additional capacity for future growth and limit the maximum net loss potential arising from large risks. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements does not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability reassumed by the Company is considered remote. During 2005 and 2006, the Company entered into reinsurance agreements with its affiliate Pruco Reinsurance, Ltd. as part of its risk management and capital management strategies for annuities. Effective October 3, 2005, the Company entered into a coinsurance agreement with Pruco Reinsurance, Ltd. providing for the 100% reinsurance of its Lifetime Five benefit feature sold on its annuities after October 3, 2005. Effective May 26, 2006, the Company entered into a new coinsurance agreement with Pruco Reinsurance, Ltd. providing for the 100% reinsurance of its Spousal Lifetime Five benefit feature sold on its annuities.

Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. Amounts recoverable from reinsurers, for both long and short duration reinsurance arrangements, are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies. The affiliated reinsurance agreements are described further in Note 5 of the Consolidated Financial Statements.

Reinsurance amounts included in the Company’s Statement of Operations and Comprehensive Income for the six months ended June 30, 2006 are presented below.

	2006	2005
	(in thousands)
Direct premiums and policy charges and fee income	$92,100	$80,872
Reinsurance ceded	(55,547)	(44,333)

Premiums and policy charges and fee income	$36,553	$36,539

Policyholders’ benefits ceded	$24,893	$24,285

Reinsurance premiums ceded for interest-sensitive life products is accounted for as a reduction of policy charges and fee income. Reinsurance ceded for term insurance products is accounted for as a reduction of premiums.

Reinsurance recoverables included in the Company’s Statements of Financial Position, at June 30, 2006 and December 31, 2005 were $112 million and $92 million, respectively.

The gross and net amounts of life insurance in force the six months ended June 30, were as follows:

	2006	2005
	(in thousands)
Life insurance face amount in force	$57,694,880	$48,049,694
Ceded	(50,867,441)	(41,999,675)

Net amount of life insurance in force	$6,827,439	$6,050,019

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

The Company receives a charge for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final average earnings and length of service. While others are based on an account balance, which takes into consideration age, service and earnings during career.

Prudential Insurance sponsors voluntary savings plans for the Company’s employee’s 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged the Company for the matching contribution to the plans was $0.2 million for each of the six months period ended June 30, 2006 and June 30, 2005.

The Company’s share of net expense for the pension plans was $0.5 million and $0.4 million for each of the six months period ended June 30, 2006 and June 30, 2005.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

Affiliated Asset Management Fee Income

In accordance with a servicing agreement with Prudential Investments LLC, the Company receives fee income from policyholder account balances invested in the Prudential Series Funds. These revenues are recorded as “Asset management fees” in the Statements of Operations and Comprehensive Income, net of related investment management expenses paid to Prudential Investments LLC, under this agreement.

Corporate Owned Life Insurance

The Company has sold two Corporate Owned Life Insurance, or “COLI”, policies to Prudential Insurance. The cash surrender value included in separate accounts was $480 million and $470 million at June 30, 2006 and December 31, 2005, respectively. Fees related to the COLI policies in the six months ended June 30, 2006 and June 30, 2005 were $2.6 million for both periods.

Reinsurance with Affiliates

Prudential Arizona Reinsurance Captive Company

In September 2004, the Company entered into an agreement to reinsure its term life insurance with an affiliated company, “PARCC”. The Company reinsures with PARCC 90% of the risks under such policies through an automatic and facultative coinsurance agreement. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. The coinsurance agreement with PARCC also replaces the yearly renewable term agreements with external reinsurers that were previously in effect on this block of business. There was no net cost associated with the initial transaction. Reinsurance recoverables related to this agreement were $105 million and $85 million as of June 30, 2006 and December 31, 2005, respectively. Premiums ceded to PARCC for the six months ended June 30, 2006 and 2005 were $41 million and $34 million, respectively. Benefits ceded for the six months ended June 30, 2006 and the six months ended June 30,. 2005 were $11 million and $13 million, respectively. Reinsurance expense allowance, net of capitalization and amortization for the six months ended June 30, 2006 and the six months ended June 30, 2005 were $10 million and $9 million respectively.

Pruco Life Insurance Company of New Jersey

Notes to Interim Financial Statements (Unaudited)

5. Related Party Transactions (continued)

Prudential Insurance

The Company reinsures all mortality risks, not otherwise reinsured with Prudential Insurance. The reinsurance recoverables related to this agreement was $7 million and $7 million as of June 30, 2006 and December 31, 2005, respectively. Premiums and fees ceded to Prudential Insurance for the six months ended June 30, 2006 and June 30, 2005 were $15 million and $10 million, respectively. Benefits ceded for the six months ended June 30, 2006 and the six months ended June 30, 2005 were $14 million, and $14 million, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions.

Pruco Reinsurance Ltd.

During 2005 and 2006, the Company entered into reinsurance agreements with Pruco Reinsurance, Ltd. as part of its risk management and capital management strategies for annuities. The first agreement became effective on October 3, 2005, and provides for the 100% reinsurance of its Lifetime Five benefit feature sold on its annuities after October 3, 2005. Effective May 26, 2006, the Company entered into a new coinsurance agreement with Pruco Reinsurance, Ltd. providing for the 100% reinsurance of its Spousal Lifetime Five benefit feature sold on its annuities.

Debt Agreements

The Company and its parent, Pruco Life, have an agreement with Pru Funding, LLC, a wholly owned subsidiary of Prudential Insurance which allows it to borrow funds for working capital and liquidity needs, the borrowings are limited to $100 million. There was $2.1 million of debt outstanding to Prudential Funding, LLC as of June 30, 2006 as compared to $53 million at December 31, 2005. Interest expense related to this agreement was $0.6 million as of June 30, 2006, with related interest charged at a variable rate ranging from 4.28% to 5.32%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and therefore is filing this form with the reduced disclosure format.

This Management’s Discussion and Analysis, or “MD&A,” of Financial Condition and Results of Operations addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of June 30, 2006, compared with December 31, 2005, and its results of operations for the three and six month periods ended June 30, 2006 and June 30, 2005. You should read the following analysis of our financial condition and results of operations in conjunction with the Company’s MD&A and audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as well as the Forward-Looking Statements and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Products

Generally, the Company’s universal and variable life products offer the option of investing in separate accounts, segregated funds for which investment risks are borne by the customer, or the Company’s portfolio, referred to as the “general account.” The Company earns its profits through policy fees charged to separate account annuity and life policyholders and through the interest spread for general account annuity and life products. Policy charges and fee income consist mainly of three types: sales charges or loading fees on new sales, mortality and expense charges, or “M&E,” assessed on fund balances, and mortality and related charges based on total life insurance in force business. Policyholder fund values are affected by net sales (sales less withdrawals), changes in interest rates, and investment returns. The interest spread represents the difference between the investment income earned by the Company on its investment portfolio and the amount of interest credited to the policyholders’ accounts. Products that generate interest-spread primarily include general account life insurance products, fixed annuities and the fixed-rate option of variable annuities.

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

1. Changes in Financial Position

June 30, 2006 versus December 31, 2005

Total assets increased by $34 million, from $3.965 billion at December 31, 2005 to $3.999 billion at June 30, 2006. Separate account assets increased by $87 million from $2.288 billion at December 31, 2005 to $2.375 billion at June 30, 2006 due to market performance and net sales in the first six months of 2006. This decrease was primarily driven by fixed maturities decreased by $69 million, from $992 million at December 31, 2005 to $923 million at June 30, 2006, this decrease was primarily driven by higher unrealized losses from a rising interest rate environment. Cash and cash equivalents are lower by $30 million as cash used in financing activities exceeded cash provided from operating and investing activities in the first six months of 2006. Reinsurance recoverables increased by $19 million, as a result of continued growth in term in force under the PARCC coinsurance agreement.

Total liabilities increased by $31 million from $3.620 billion at December 31, 2005, to $3.651 billion at June 30, 2006. Corresponding with the asset change, separate account liabilities increased by $87 million from $2.288 billion at December 31, 2005 to $2.375 billion at June 30, 2006, as described above. Future policy benefits and other policyholder liabilities increased by $21 million, from $203 million at December 31, 2005 to $224 billion at June 30, 2006, as a result of growth in the term insurance business. The Company’s short-term borrowings from an affiliate decreased by $51 million from $53 million at December 31, 2005 due to repayments. Total securities lending activity decreased by $26 million. The relative amounts of cash collateral for loaned securities and securities sold under agreements to repurchase decreased $38 million and increased $12 million, respectively.

2. Results of Operations

June 30, 2006 to June 30, 2005 Three Month Comparison

Net Income

Net income of $3 million for the three months ended June 30, 2006 decreased $5 million, from $8 million in the three months ended June 30, 2005. The results for the three months ended June 30, 2006 are lower than the prior year period driven by realized losses resulting from sales of fixed maturities in a rising interest rate environment. In addition higher contribution from investment income, net of interest credited and interest expense, reflecting improved investment yields and higher asset balances compared to the prior year period are mostly offset by increased operating expenses.

Revenues

Revenues decreased by $5 million, from $36 million in the three months ended June 30, 2005 to $31 million for the three months ended June 30, 2006. Realized investment losses increased by $9 million as a result of losses from sales of fixed maturities in a rising interest rate environment. Policy charges and fee income, consisting primarily of mortality and expense charges, loading and other insurance charges assessed on general and separate account policyholders’ fund balances, increased by $1 million, from $16 million in 2005. This increase is driven by more fees from growth in the in force and higher separate account funds as described above.

Net investment income increased by $2 million, from $14 million for the three months ended June 30, 2005 to $16 million for the three months ended June 30, 2006. The increase in investment income is primarily due to higher yields driven by investment activities in a rising interest rate environment compared to the same period in 2005.

Asset management fees and other revenues were relatively unchanged for the three month period.

Benefits and Expenses

Total benefits and expenses increased $2 million, from $25 million for the three months ended June 30, 2005 to $27 million for the three months ended June 30, 2006. Policyholders’ benefits, including related changes in reserves, were $3 million higher for the three months ended June 30, 2006 due to higher death benefits and increased reserves from growth of the life insurance in force.

General, administrative and other expenses were essentially unchanged for the three months ended June 30, 2006 compared to the prior year period.

Income tax expense for three months ended June 30, 2006 decreased approximately $3 million compared to prior year three months ended June 30 2005. The decrease is primarily due to lower income before taxes, in the current quarter.

June 30, 2006 to June 30, 2005 Six Month Comparison

Net Income

Net income decreased by $6 million, from $15 million in the six months ended June 30, 2005 to $9 million in the six months ended June 30, 2006. Primarily driven by realized losses resulting from sales of fixed maturities in a rising interest rate environment.

Revenues

Revenues decreased by $7 million, from $69 million in the six months ended June 30, 2005 to $62 million in the six months ended June 30, 2006. Realized investment losses increased by $11 million as a result of losses from sales of fixed maturities in a rising interest rate environment. Offsetting this is an increase in investment income of $4 million primarily due to higher yields driven by investment activities in a rising rate environment compared to the same period in 2005. Policy charges and fee income, consisting primarily of mortality and expense charges, loading and other insurance charges assessed on general and separate account policyholders’ fund balances, decreased by $1 million, from $33 million in 2005.

Benefits and Expenses

Total benefits and expenses remained relatively unchanged for the six months ended June 30, 2006 compared to the same period last year. Policyholders’ benefits, including related changes in reserves, were $2 million higher for the six months ended June 30, 2006 due to higher reserves from growth of the life insurance in force.

General, administrative and other expenses, were $2 million lower for the six months ended June 30, 2006 than June 30, 2005 due to lower net distribution costs resulting from increased reinsurance expense allowances, net of capitalization, in the life business resulting from the PARCC coinsurance agreement (See Note 5 to the interim consolidated financial statement.).

Income tax expense for the six months ended June 30, 2006 decreased $1 million, from $3 million in the six months ended June 30, 2005 to $2 million in the current year period. The decrease is primarily due to lower income before taxes offset by a reduction of reserves, reflecting the resolution of certain items with the IRS during the first quarter of 2005.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities Exchange Commission, or “SEC,” is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d–15(e), as of June 30, 2006. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a–15(f) and 15d–15(f), occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pruco Life Insurance Company of New Jersey

By:	/s/ Tucker I. Marr
Tucker I. Marr
Chief Accounting Officer
(Authorized Signatory and Principal Accounting and Financial Officer)

Date: August 11, 2006

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.