Form 10-Q
period 2006-09-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2006-11-13
CIK 1038509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 13, 2006, 400,000 shares of the Registrant’s Common Stock (par value $5), were outstanding. As of such date, Pruco Life Insurance Company, an Arizona company and an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey Corporation, owned all of the Registrant’s Common Stock.

Pruco Life Insurance Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and

is therefore filing this Form with the reduced disclosure format.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pruco Life Insurance Company of New Jersey

Interim Statements of Financial Position(Unaudited)

As of September 30, 2006 and December 31, 2005 (in thousands)

	September 30, 2006	December 31, 2005
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2006: $944,629 and 2005: $994,412)	$951,714	$991,575
Policy loans	158,573	155,705
Short-term investments	20,147	23,501
Commercial loans	43,971	20,353
Other long-term investments	9,131	7,087

Total investments	1,183,536	1,198,221
Cash and cash equivalents	23,661	116,040
Deferred policy acquisition costs	251,185	225,572
Accrued investment income	14,736	16,585
Reinsurance recoverable from affiliates	120,044	92,277
Receivables from affiliates	8,569	11,898
Deferred sales inducements	17,797	13,619
Other assets	2,752	2,666
Separate account assets	2,474,066	2,287,786

TOTAL ASSETS	4,096,346	3,964,664

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholders’ account balances	840,568	841,822
Future policy benefits and other policyholder liabilities	234,813	203,422
Cash collateral for loaned securities	28,293	86,530
Securities sold under agreements to repurchase	3,970	1,708
Income taxes payable	82,575	73,050
Short-term debt from affiliates	25,010	52,994
Payable to affiliates	2,361	2,865
Other liabilities	29,199	69,379
Separate account liabilities	2,474,066	2,287,786

Total liabilities	3,720,855	3,619,556

Commitments and Contingent Liabilities (See Note 2)
Stockholder’s Equity
Common stock, $5 par value; 400,000 shares, authorized; issued and outstanding at September 30, 2006 and December 31, 2005	2,000	2,000
Additional paid-in capital	168,689	168,689
Retained earnings	201,404	173,584
Accumulated other comprehensive (loss) income	3,398	835

Total stockholder’s equity	375,491	345,108

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$4,096,346	$3,964,664

See Notes to Interim Financial Statements (Unaudited)

Pruco Life Insurance Company of New Jersey

Interim Statements of Operations and Comprehensive Income (Unaudited)

Three and Nine Months Ended September 30, 2006 and 2005 (in thousands)

	Three months Ended September 30		Nine months Ended September 30
	2006	2005	2006	2005
REVENUES
Premiums	$1,763	$2,566	$6,202	$5,958
Policy charges and fee income	10,634	11,170	42,748	44,317
Net investment income	16,748	15,614	48,998	44,189
Realized investment (losses) gains, net	(2,528)	520	(13,894)	206
Asset management fees	1,512	1,943	4,396	5,074
Other income	886	1,246	2,626	2,273

Total revenues	29,015	33,059	91,076	102,017

BENEFITS AND EXPENSES

Policyholders’ benefits	2,452	2,501	12,383	10,450
Interest credited to policyholders’ account balances	7,292	7,698	22,500	22,311
General, administrative and other expenses	(5,745)	(2,369)	20,315	26,053

Total benefits and expenses	3,999	7,830	55,198	58,814

Income from operations before income taxes	25,016	25,229	35,878	43,203

Income tax expense	5,806	7,089	8,058	10,296

NET INCOME	19,210	18,140	27,820	32,907

Increase (decrease) in net unrealized investment gains, net of taxes (1)	8,034	(8,421)	2,563	(9,529)

COMPREHENSIVE INCOME	$27,244	$9,719	$30,383	$23,378

(1)	Amounts are net of taxes of $(4.3) million and $4.5 million for the three months ended September 30, 2006 and 2005, respectively, and $(1.4) million and $5.1 million for the nine months ended September 30, 2006 and 2005, respectively.

See Notes to Interim Financial Statements (unaudited)

Pruco Life Insurance Company of New Jersey

Interim Statements of Stockholder’s Equity (Unaudited)

Nine Months Ended September 30, 2006 (in thousands)

	Common Stock	Additional paid – in capital	Retained earnings	Accumulated other comprehensive income	Total stockholder’s equity
Balance, December 31, 2005	$2,000	$168,689	$173,584	$835	$345,108
Net income	—	—	27,820	—	27,820

Change in net unrealized investment gains (losses), net of taxes	—	—	—	2,563	2,563

Balance, September 31, 2006	$2,000	$168,689	$201,404	$3,398	$375,491

See Notes to Interim Financial Statements (unaudited)

Pruco Life Insurance Company of New Jersey

Interim Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2006 and 2005 (in thousands)

	Nine months Ended, September 30
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,820	$32,907
Adjustments to reconcile net income to net cash (used in) operating activities:
Policy charges and fee income	(7,167)	(6,669)
Interest credited to policyholders’ account balances	22,500	22,311
Realized investment losses, net	13,894	(206)
Amortization and other non-cash items	844	4,961
Change in:
Future policy benefits and other insurance liabilities	31,391	24,043
Reinsurance recoverable	(27,767)	(22,473)
Accrued investment income	1,849	(2,060)
Receivable from affiliates	3,330	(47,432)
Payable to affiliates	(503)	57,039
Deferred policy acquisition costs	(28,778)	(26,931)
Income taxes payable/receivables	8,145	(1,780)
Deferred sales inducements	(4,178)	(1,458)
Other, net	(3,212)	(3,655)

Cash Flows From Operating Activities	38,168	28,597

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	977,765	637,730
Policy loans	13,915	12,475
Commercial Loans	471	5
Payments for the purchase of:
Fixed maturities, available for sale	(946,235)	(760,589)
Policy loans	(11,678)	(9,675)
Commercial Loans	(24,191)	(18,050)
Other long-term investments, net	(1,904)	(543)
Short-term investments, net	3,355	9,494

Cash Flows From (Used in) Investing Activities	11,498	(129,153)

CASH FLOWS FROM (USED IN ) FINANCING ACTIVITIES:
Policyholders’ account deposits	166,409	127,005
Policyholders’ account withdrawals	(182,035)	(119,994)
Proceeds from short term debt issued	—	—
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(55,976)	11,365
Net change in financing arrangements (maturities 90 days or less)	(70,443)	113,061

Cash Flows (Used in) From Financing Activities	(142,045)	131,437

Net (decrease) in cash and cash equivalents	(92,379)	30,881
Cash and cash equivalents, beginning of year	116,040	108,117

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,661	$138,998

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes (refunded) paid	$(88)	$12,075

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

3. ACCOUNTING POLICIES AND PRONOUNCEMENTS

Accounting Pronouncements Adopted

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This FSP provides impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities, primarily by referencing existing accounting guidance. It also requires income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. The Company adopted this guidance effective January 1, 2006, and it did not have a material effect on the Company’s consolidated results of operations.

SAB 108

In September 2006, the staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The interpretations in this SAB express the staff’s views regarding the process of quantifying financial statement misstatements. Specifically, the SEC staff believes that registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. This SAB should be applied beginning with the first fiscal year ending after November 15, 2006, with early adoption encouraged. Since the Company’s method for quantifying financial statement misstatements already considers those occurring in the current period and the effect of reversing those that have accumulated from prior periods, the adoption of SAB No. 108 should have no effect to the financial position and result of operations of the Company.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. This Statement does not require any new fair value measurements, but the application of this Statement could change current practices in determining fair value. The Company plans to adopt this guidance effective January 1, 2008. The Company is currently assessing the impact of SFAS No. 157 on the Company’s consolidated financial position and results of operations.

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

Pruco Life Insurance Company of New Jersey

Notes to Interim Financial Statements (Unaudited)

4. REINSURANCE

The Company participates in reinsurance with certain of its affiliates, including Prudential Insurance, Prudential Arizona Reinsurance Captive Company “PARCC”, Pruco Reinsurance, Ltd, and other companies, in order to provide additional capacity for future growth and limit the maximum net loss potential arising from large risks. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability reassumed by the Company is considered remote. During 2005 and 2006, the Company entered into reinsurance agreements with its affiliate Pruco Reinsurance, Ltd. as part of its risk management and capital management strategies for annuities. Effective October 3, 2005, the Company entered into a coinsurance agreement with Pruco Reinsurance, Ltd. providing for the 100% reinsurance of its Lifetime Five benefit feature sold on its annuities after October 3, 2005. Effective May 26, 2006, the Company entered into a new coinsurance agreement with Pruco Reinsurance, Ltd. providing for the 100% reinsurance of its Spousal Lifetime Five benefit feature sold on its annuities.

Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. Amounts recoverable from reinsurers, for both long and short duration reinsurance arrangements, are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies. The affiliated reinsurance agreements are described further in Note 5 of the Unaudited Interim Consolidated Financial Statements.

Reinsurance amounts included in the Company’s Statement of Operations and Comprehensive Income for the nine months ended September 30, 2006 are presented below.

	2006	2005
	(in thousands)
Direct premiums and policy charges and fee income	$133,520	$118,023
Reinsurance ceded	(84,570)	(67,748)

Premiums and policy charges and fee income	$48,950	$50,275

Policyholders’ benefits ceded	$37,301	$33,944

Reinsurance premiums ceded for interest-sensitive life products are accounted for as a reduction of policy charges and fee income. Reinsurance premiums ceded for term insurance products are accounted for as a reduction of premiums.

Reinsurance recoverables included in the Company’s Unaudited Interim Statements of Financial Position, at September 30, 2006 and December 31, 2005 were $120 million and $92 million, respectively.

The gross and net amounts of life insurance in force as of September 30, 2006 and 2005 were as follows:

	2006	2005
	(in thousands)
Life insurance face amount in force	$60,146,526	$50,610,331
Ceded	(53,096,367)	(44,327,854)

Net amount of life insurance in force	$7,050,159	$6,282,477

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses in 2005 reflect a change in allocations implemented during the fourth quarter of 2005. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program offered by Prudential Financial.

The Company receives a charge for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final average earnings and length of service, while others are based on an account balance, which takes into consideration age, service and earnings during career.

Prudential Insurance sponsors voluntary savings plans for the Company’s employees’ 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged the Company for the matching contribution to the plans was $0.3 million for each of the nine months period ended September 30, 2006 and September 30, 2005.

The Company’s share of net expense for the pension plans was $0.7 million and $0.6 million for each of the nine months period ended September 30, 2006 and September 30, 2005.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which reflects a market based pricing arrangement.

Affiliated Asset Management Fee Income

In accordance with a administrative service agreement with Prudential Investments LLC, the Company receives fee income from policyholder account balances invested in the Prudential Series Funds. These revenues are recorded as “Asset management fees” in the Statements of Operations and Comprehensive Income, net of related investment management expenses paid to Prudential Investments LLC, under this agreement.

Corporate Owned Life Insurance

The Company has sold two Corporate Owned Life Insurance, or “COLI”, policies to Prudential Insurance. The cash surrender value included in separate accounts was $494 million and $470 million at September 30, 2006 and December 31, 2005, respectively. Fees earned related to the COLI policies in the nine months ended September 30, 2006 and September 30, 2005 were $3.8 million for both periods.

Reinsurance with Affiliates

Prudential Arizona Reinsurance Captive Company

In September 2004, the Company entered into an agreement to reinsure its term life insurance with PARCC. The Company reinsures with PARCC 90% of the risks under such policies through an automatic and facultative coinsurance agreement. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. The coinsurance agreement with PARCC also replaces the yearly renewable term agreements with external reinsurers that were previously in effect on this block of business. There was no net cost associated with the initial transaction. Reinsurance recoverables related to this transaction were $112 million and $85 million as of September 30, 2006 and December 31, 2005, respectively. Premiums ceded to PARCC for the nine months ended September 30, 2006 and 2005 were $62 million and $50 million, respectively. Benefits ceded for the nine months ended September 30, 2006 and the nine months ended September 30, 2005 were $14 million and $17 million, respectively. Reinsurance expense allowance, net of capitalization and amortization for the nine months ended September 30, 2006 and the nine months ended September 30, 2005 were $15 million and $12 million respectively.

Pruco Life Insurance Company of New Jersey

Notes to Interim Financial Statements (Unaudited)

5. Related Party Transactions (continued)

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks, not otherwise reinsured. The reinsurance recoverables related to this agreement were $8 million and $7 million as of September 30, 2006 and December 31, 2005, respectively. Premiums and fees ceded to Prudential Insurance for the nine months ended September 30, 2006 and September 30, 2005 were $22 million and $17 million, respectively. Benefits ceded for the nine months ended September 30, 2006 and the nine months ended September 30, 2005 were $23 million, and $17 million, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions.

Pruco Reinsurance Ltd.

During 2005 and 2006, the Company entered into reinsurance agreements with Pruco Reinsurance, Ltd. as part of its risk management and capital management strategies for annuities. The first agreement became effective on October 3, 2005, and provides for the 100% reinsurance of its Lifetime Five benefit feature sold on its annuities after October 3, 2005. Effective May 26, 2006, the Company entered into a new coinsurance agreement with Pruco Reinsurance, Ltd. providing for the 100% reinsurance of its Spousal Lifetime Five benefit feature sold on its annuities. Premiums and benefits ceded related to this treaty are de minimis.

Debt Agreements

The Company has an agreement with Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance which allows it to borrow funds for working capital and liquidity needs. The borrowings under this agreement are limited to $100 million. There was $25 million of debt outstanding to Prudential Funding, LLC for the nine months ended September 30, 2006 as compared to $53 million at December 31, 2005. Interest expense related to this agreement was $0.7 million as of September 30, 2006 and $.4 million September 30, 2005. The related interest was charged at a variable rate ranging from 4.28% to 5.41% for 2006 and 3.10% to 3.86% for 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and therefore is filing this Form 10Q with the reduced disclosure format.

This Management’s Discussion and Analysis, or “MD&A,” of Financial Condition and Results of Operations addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of September 30, 2006, compared with December 31, 2005, and its results of operations for the three and nine month periods ended September 30, 2006 and September 30, 2005. You should read the following analysis of our financial condition and results of operations in conjunction with the Company’s MD&A and audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as well as the Forward-Looking Statements and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

General

The Company sells interest-sensitive individual life insurance and variable life insurance, term life insurance and individual variable annuities, primarily through Prudential Insurance’s sales force in New Jersey and New York. These markets are subject to regulatory oversight, with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers that have historically segregated the markets of the financial services industry have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels.

Products

Generally, the Company’s universal and variable life products offer the option of investing in separate accounts, segregated funds for which investment risks are borne by the customer, or the Company’s portfolio, referred to as the “general account.” The Company earns its profits through policy fees charged to annuity and life policyholders separate account investments and through the interest spread for general account annuity and life products. Policy charges and fee income consist mainly of three types: sales charges or loading fees on new sales, mortality and expense charges, or “M&E,” assessed on fund balances, and mortality and related charges based on total life insurance in force business. Policyholder fund values are affected by net sales (sales less withdrawals) changes in interest rates, and investment returns. The interest spread represents the difference between the investment income earned by the Company on its investment portfolio and the amount of interest credited to the policyholders’ accounts.

In addition to policy charges and fee income, the Company earns revenues from insurance premiums from term life insurance and asset management fees from separate account fund balances. The Company’s benefits and expenses principally consist of insurance benefits provided, interest credited to policyholders’ account balances, general business expenses, commissions and other costs of selling and servicing the various products we sell.

1. Changes in Financial Position

September 30, 2006 versus December 31, 2005

Total assets increased by $132 million, from $3.965 billion at December 31, 2005 to $4.096 billion at September 30, 2006. Separate account assets increased by $186 million from $2.288 billion at December 31, 2005 to $2.474 billion at September 30, 2006 due to market performance and net sales in the first nine months of 2006. Fixed maturities decreased by $40 million, from $992 million at December 31, 2005 to $952 million at September 30, 2006, this decrease was primarily driven by sales of fixed maturities to fund the acquisition of commercial loans and to pay down investment-related borrowings. Cash and cash equivalents are lower by $92 million as cash used in financing activities exceeded cash provided from operating and investing activities in the first nine months of 2006. Deferred policy acquisition costs increased by $25 million from $226 million at December 31, 2005, to $251 million at September 30, 2006, primarily driven by capitalization of acquisition costs from the continued growth of term sales, partially offset by amortization reflecting increased estimates of total gross profits. Reinsurance recoverables increased by $28 million, as a result of continued growth in term in force under the PARCC coinsurance agreement.

Total liabilities increased by $101 million from $3.619 billion at December 31, 2005, to $3.720 billion at September 30, 2006. As a result of the Separate account asset change mentioned above, separate account liabilities increased by $186 million from December 31,2006. Future policy benefits and other policyholder liabilities increased by $32 million, from $203 million at December 31, 2005 to $235 billion at September 30, 2006, as a result of growth in the term insurance business. The Company’s short-term borrowings from an affiliate decreased by $28 million from $53 million at December 31, 2005 due to repayments. Total securities lending position at September 30, 2006 decreased by $56 million from December 31, 2006. The relative amounts of cash collateral for loaned securities and securities sold under agreements to repurchase decreased $58 million and increased $2 million, respectively.

2. Results of Operations

September 30, 2006 to September 30, 2005 Three Month Comparison

Net Income

Net income of $19 million for the three months ended September 30, 2006 increased $1 million, from $18 million in the three months ended September 30, 2005. This benefit was primarily driven by a net reduction in amortization of deferred policy acquisition costs and other costs. The net reduction in amortization is due to an increased estimate of total gross profits used as a basis for amortizing deferred policy acquisition costs and unearned revenue reserves, based on an annual review. This benefit was offset by realized losses of U.S. Treasury futures positions used to manage the duration of the fixed maturity investment portfolio.

Revenues

Revenues decreased by $4 million, from $33 million in the three months ended September 30, 2005 to $29 million for the three months ended September 30, 2006. Realized investment losses increased by $3 million from U.S. Treasury futures positions held to manage the duration of the fixed maturity investment portfolio. Policy charges and fee income decreased $1 million from the prior year, driven by lower amortization of unearned revenue reserve, partially offset by higher fees from higher assets under management as a result of market appreciation.

Net investment income increased by $1 million, from $16 million for the three months ended September 30, 2005 to $17 million for the three months ended September 30, 2006. The increase in investment income is primarily due to higher yields driven by investment activities in a rising interest rate environment compared to the same period in 2005.

Benefits and Expenses

Total benefits and expenses decreased $4 million, from $8 million for the three months ended September 30, 2005 to $4 million for the three months ended September 30, 2006. General, administrative, and other expenses decreased by $4 million from ($2) million in the three months ended September 30, 2005 to ($6) million for the three months ended September 30, 2006 primarily driven by $4 million of lower DAC amortization from an increased estimate of total gross profits used as a basis for amortizing deferred policy acquisitions and other costs.

Income tax expense for three months ended September 30, 2006 decreased approximately $1 million compared to prior year three months ended September 30 2005 partially driven by due to lower income before taxes.

September 30, 2006 to September 30, 2005 Nine Month Comparison

Net Income

Net income decreased by $5 million, from $33 million in the nine months ended September 30, 2005 to $28 million in the nine months ended September 30, 2006. Primarily driven by realized losses resulting from sales of fixed maturities in a rising interest rate environment. This was partially offset by a benefit from a net reduction in amortization of deferred policy acquisition costs and other costs. The net reduction in amortization is due to an increased estimate of total gross profits used as a basis for amortizing deferred policy acquisition costs and unearned revenue reserves, based on an annual review.

Revenues

Revenues decreased by $11 million, from $102 million in the nine months ended September 30, 2005 to $91 million in the nine months ended September 30, 2006. Realized investment losses increased by $14 million as a result of losses from sales of fixed maturities in a rising interest rate environment. Partially offsetting this realized loss was an increase in investment income of $5 million primarily due to higher yields driven by investment activities in a rising rate environment compared to the same period in 2005. Policy charges and fee income decreased $1 million from the prior year, driven by lower amortization of unearned revenue reserve, partially offset by higher fees of $2 million from higher assets under management as a result of market appreciation.

Benefits and Expenses

Total benefits and expenses decreased $4 million, from $59 million for the nine months ended September 30, 2005 to $55 million for the nine months ended September 30, 2006. General, administrative, and other expenses decreased by $6 million from $26 million in the nine months ended September 30, 2005 to $20 million in the nine months ended September 30, 2006 primarily driven by $4 million of lower DAC amortization from an increased estimate of total gross profits used as a basis for amortizing deferred policy acquisitions and other costs.

Policyholders’ benefits and expenses, including related changes in reserves, increased by $2 million, from $10 million in the nine months ended September 30, 2005 to $12 million in the nine months ended September 30, 2006. Higher term and other benefit reserves from growth in the in force were partially offset by lower guaranteed minimum death benefits in the annuities products, driven by market performance.

Income tax expense for the nine months ended September 30, 2006 decreased $2 million, from $10 million in the nine months ended September 30, 2005 to $8 million in the current year period. The decrease was primarily due to lower income before taxes offset by a reduction of reserves, reflecting the resolution of certain items with the IRS during the first quarter of 2005.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission, or “SEC,” is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d–15(e) under the Securities Exhange Act of 1934, as amended, as of September 30, 2006. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a–15(f) and 15d–15(f), occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

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

Date: November 13, 2006

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.