Form 10-K
period 2006-12-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2007-03-23
CIK 1038509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

As of February 28, 2007, 400,000 shares of the registrant’s common stock (par value $5), were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

THE INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, PRUDENTIAL FINANCIAL, INC.’S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 8, 2007, TO BE FILED BY PRUDENTIAL FINANCIAL, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER DECEMBER 31, 2006.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (I) (1) (a) and (b) on Form 10-K

and is therefore filing this Form with reduced disclosure.

Forward-Looking Statements

Some of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of stock, real estate and other financial markets; (2) interest rate fluctuations; (3) re-estimates of our reserves for future policy benefits and claims;(4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and valuation of business acquired; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks;(14) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (15) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (16) changes in assumptions for retirement expense. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” for discussion of certain risks relating to our businesses.

PART 1

Item 1.	Business

Overview

Pruco Life Insurance Company of New Jersey, or the “Company” is a life insurance company organized in 1982 under the laws of the state of New Jersey. The Company is licensed to sell interest-sensitive individual life insurance and variable life insurance, term life insurance, and individual variable and fixed annuities, or the “Contracts,” only in New Jersey and New York.

The Company is a wholly owned subsidiary of Pruco Life Insurance Company or, “Pruco Life,” a life insurance company organized in 1971 under the laws of the state of Arizona. Pruco Life, in turn, is a wholly owned subsidiary of The Prudential Insurance Company of America, or “Prudential Insurance,” an insurance company organized in 1875 under the laws of the state of New Jersey. On December 18, 2001, “the date of demutualization,” Prudential Insurance converted from a mutual life insurance company to a stock life insurance company and became an indirect wholly owned subsidiary of Prudential Financial, Inc., “Prudential Financial,” The demutualization was completed in accordance with Prudential Insurance’s Plan of Reorganization, which was approved by the Commissioner of the New Jersey Department of Banking and Insurance in October 2001.

On June 1, 2006, Prudential Financial acquired the variable annuity business of The Allstate Corporation, or “Allstate”, through a reinsurance transaction, increasing Prudential Financial’s scale and third party distribution capabilities in the U.S. Beginning in the third quarter of 2006, the products offered by the Company replaced the Allstate products previously sold through certain third party distribution channels.

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

Third Party Distribution

Our individual life and annuity products are offered through a variety of third party channels, including independent brokers, general agencies, producer groups, wirehouses, banks and broker-dealers. We focus on sales through intermediaries who provide life insurance solutions to protect individuals, families and businesses and support of estate and wealth transfer planning. The life insurance products offered are generally the same as those available through Prudential Agents. Our third party efforts are supported by a network of internal and external wholesalers.

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

Since 2000, we have reinsured the majority of the mortality risk we assume under our newly sold individual life insurance products with both affiliated and unaffiliated companies. As of the end of 2006, all reinsurance arrangements were with affiliated companies and the maximum amount of individual life insurance we may retain on any life is $100,000 for more information related to these affiliated reinsurance arrangements see Note 13 to the Financial Statements.

Regulatory Environment

In order to continue to market life insurance and annuity products, the Company must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. Statutory accounting practices differ from generally accepted accounting principles, or “GAAP.” First, under statutory accounting practices, the acquisition costs of new business are charged to expense, while under GAAP they are initially deferred and amortized over a period of time. Second, under statutory accounting practices, the required additions to statutory reserves for new business in some cases may initially exceed the statutory revenues attributable to such business. These practices result in a reduction of statutory income and surplus at the time of recording new business.

Insurance companies are subject to Risk-Based Capital, or “RBC,” guidelines, monitored by insurance regulatory authorities, that measure the ratio of the Company’s statutory surplus with certain adjustments, or “Adjusted Capital”, to its required capital, based on the risk characteristics of its insurance liabilities and investments. Required capital is determined by statutory formulae that consider risks related to the type and quality of invested assets, insurance-related risks associated with the Company’s products, interest rate risks, and general business risks. The RBC calculations are intended to assist regulators in measuring the adequacy of the Company’s statutory capitalization. The Company considers RBC implications in its asset/liability management strategies.

Changes in statutory capital requirements for our variable annuity products under an NAIC initiative known as “C-3 Phase II” became effective as of December 31, 2005. These changes improved the RBC ratios reducing the capital requirements associated with our variable annuity products.

The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System, or “IRIS,” to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined “usual ranges.” Generally, regulators will begin to investigate or monitor an insurance company if ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. The Company is not currently subject to regulatory scrutiny based on these ratios.

The Company is subject to the laws and regulations of the New Jersey Department of Banking and Insurance, or the “Insurance Department”. A detailed financial statement in the prescribed from, or the “Annual Statement,” is filed with the Insurance Department each year covering the Company’s operations for the preceding year and its financial position as of the end of that year. Regulation by the Insurance Department includes periodic examination to verify the accuracy of contract liabilities and reserves. The Company’s books and accounts are subject to review by the Insurance Department at all times. A full examination of the Company’s operations is conducted periodically by the Insurance Department and under the auspices of the NAIC.

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

Market Conduct Regulation

State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales practices and complaint handling. State regulatory authorities generally enforce these provisions through periodic market conduct examinations.

State Securities Regulation

In certain states, our variable annuity products are considered “securities” within the meaning of state securities laws. Sales activities with respect to these products generally are subject to state securities regulation. Such regulation may affect investment advice, sales and related activities for these products.

USA Patriot Act

The USA Patriot Act of 2001, enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions require the implementation and maintenance of internal practices, procedures and controls.

Legislative and Regulatory Reforms

Federal and state regulators are devoting substantial attention to the variable annuity business. As a result of publicity relating to widespread perceptions of industry abuses, numerous legislative and regulatory reforms have been proposed or adopted with respect to revenue sharing, market timing, late trading, and other issues. It is difficult to predict at this time whether changes resulting from new laws and regulations will affect our product offerings and, if so, to what degree.

Privacy Regulation

Federal and state law and regulation require financial institutions to protect the security and confidentiality of personal information, including health-related and customer information and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of health-related and customer information and their practices relating to protecting the security and confidentiality of that information. State laws regulate use and disclosure of social security numbers and require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail messages to consumers and customers. Federal and state governments and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information.

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

Many insurance regulatory and other governmental or self-regulatory bodies have the authority to review our products and business practices and those of our agents and employees and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could adversely affect our business, reputation and results of operations or financial condition. For a discussion of material pending litigation and regulatory matters, see “Legal Proceedings.”

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

Our litigation and regulatory matters are subject to many uncertainties, and given the complexity and scope, the outcome cannot be predicted. Our reserves for litigation and regulatory matters may prove to be inadequate. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period.

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

The Company’s litigation and regulatory matters are subject to legal and regulatory actions in the ordinary course of its businesses, which may include class action lawsuits. Pending legal and regulatory actions include proceedings relating to aspects of the businesses and operations that are specific to the Company and that are typical of the businesses in which the Company operates. Class action and individual lawsuits may involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payment and procedures, premium charges, policy servicing and breach of fiduciary duties to customers. The Company may also be subject to litigation arising out of its general business activities, such as its investments and third party contracts. In certain of these matters, the plaintiffs may seek large and/or indeterminate amounts, including punitive or exemplary damages.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Pruco Life Insurance Company of New Jersey as of December 31, 2006, compared with December 31, 2005, and its results of operations for the years ended December 31, 2006 and 2005.

You should read the following analysis of the Company’s financial condition and results of operations in conjunction with the Forward-Looking Statements disclosure included below the Table of Contents, “Risk Factors,” and Financial statements included in this Annual Report on Form 10-K.

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

Application of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or “GAAP”, requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, results of operations and financial position as reported in the Financial Statements could change significantly.

The following sections discuss the accounting policies applied in preparing our financial statements that management believes are most dependent on the application of estimates and assumptions.

Valuation of Investments

As prescribed by “GAAP”, we present our fixed maturity investments classified as available for sale at fair value in the statements of financial position. The fair values for our public fixed maturity securities are based on quoted market prices or estimates from independent pricing services. However, for our investments in private securities such as private placement fixed maturity securities, which comprised 12% of our investments as of December 31, 2006, this information is not available. For these private fixed maturities, fair value is determined typically by using a discounted cash flow model, which relies upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions and takes into account, among other things, the credit quality of the issuer and the reduced liquidity associated with private placements.

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

Commercial loans, which comprised nearly 4% of our investments as of December 31, 2006, are carried primarily at unpaid principal balances, net of unamortized premiums or discounts and an allowance for losses. This allowance includes a loan specific portion as well as a portfolio reserve for probable incurred but not specifically identified losses. The loan specific portion is based on management’s judgment as to ultimate collectibility of loan principal. The portfolio reserve is based on a number of factors, such as historical experience and portfolio diversification. Adjustments to the allowance are reflected in “Realized investment gains (losses), net,” in our statements of operations. Similar to impairment losses discussed above, the allowance for losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve.

Future Policy Benefit Reserves

We establish reserves for future policy benefit payments to or on behalf of policyholders in the same period in which the policy is issued. These reserves relate primarily to term life variable and universal life, and certain annuity products.

The future policy benefit reserves at December 31, 2006 represented 6% of our total liabilities and relate primarily to term life, variable, and universal products and are determined in accordance with GAAP as the present value of expected future benefits to or on behalf of policyholders plus the present value of future expenses less the present value of future net premiums. The expected future benefits are based on mortality, lapse, maintenance expense and interest rate assumptions. Reserves for new business are based on best estimate assumptions as of the date the policy is issued with provisions for the risk of adverse deviation. After our reserves are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If reserves determined based on these best estimate assumptions are greater than the GAAP liabilities (i.e., reserves net of any DAC asset), the existing GAAP liabilities are adjusted to the greater amount. Our best estimate mortality assumptions are generally based on the Company’s historical experience or standard industry tables, as applicable; our expense assumptions are based on current levels of maintenance costs, adjusted for the effects of inflation; and our interest rate assumptions are based on current and expected net investment returns. Generally, we do not expect our mortality trends to change significantly in the short-term and to the extent these trends may change we expect such changes to be gradual over the long-term.

Deferred Policy Acquisition Costs

We capitalize costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts. These costs include primarily commissions, costs of policy issuance and underwriting, and variable field office expenses. We amortize these deferred policy acquisition costs, or DAC, over the expected lives of the contracts, based on the level and timing of either gross profits, or gross premiums, depending on the type of contract. As of December 31, 2006, DAC in our life business was $208 million and DAC in our annuity business was $48 million.

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

DAC associated with the variable and universal life policies of our domestic individual life insurance and the variable and fixed annuity contracts of our individual annuities business is amortized over the expected life of these policies in proportion to gross profits. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts. We regularly evaluate and adjust the related DAC balance with a corresponding charge or credit to current period earnings for the effects of our actual gross profits and changes in our assumptions regarding estimated future gross profits. For the variable and universal life policies a significant portion of our gross profits is derived from mortality margins. As a result, our estimates of future gross profits are significantly influenced by our mortality assumptions. Our mortality assumptions represent our expected claims experience over the life of these policies and are developed based on experience. We review and update our mortality assumptions annually and perform full actuarial studies every five years. Updates to our mortality assumptions in future periods could have a significant adverse or favorable effect on our results of operations.

For variable annuity contracts, DAC is more sensitive to the effects of changes in our estimates of gross profits due primarily to the significant portion of gross profits that is dependent upon the total rate of return on assets held in separate account investment options, and the shorter average life of the contracts. This rate of return influences the fees we earn, costs we incur associated with minimum death benefit and other contractual guarantees specific to our variable annuity contracts, as well as other sources of profit. This is also true, to a lesser degree, for our variable life policies.

Future rate of return assumptions used in evaluating DAC for our domestic annuity and variable life insurance products, are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and project returns for the future period so that the assets grow at the expected rate of return for the entire period. If the projected future rate of return is greater than our maximum future rate of return, we use our maximum reasonable future rate of return. As part of our approach for variable annuity contracts, if the estimated gross profits under the previously projected rate of returns are greater than or less than a range of estimated gross profits determined by statistically generated rate of returns, we change our future assumption to reflect the result of the reversion to the mean approach. For variable annuities products, our expected rate of return is 8% per annum, which reflects an expected rate of return of 8.9% per annum for equity type assets. The future equity rate of return used varies by product, but was under 8.9% per annum for all of our variable annuity products for our evaluation of deferred policy acquisition costs as of December 31, 2006.

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

Increase/(Reduction) in DAC
(in millions)
Increase in projected rate of return by 100 basis points	$1
Decrease in projected rate of return by 100 basis points	$(1)

See “Results of Operations” for a discussion of the impact of DAC amortization on our results of the life and annuities products.

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

An increase or decrease in our effective tax rate by one percent of income from operations before income taxes and cumulative effect of accounting change, would have resulted in a decline or increase in income from continuing operations before cumulative effect of accounting change in 2006 of $0.5 million.

The amount of income taxes paid by the Company is subject to ongoing audits in various jurisdictions. We reserve for our best estimate of potential payments/settlements to be made to the Internal Revenue Service (“the Service”) and other taxing jurisdictions for audits ongoing or not yet commenced. In 2006, the Service completed all fieldwork with regards to its examination of the Company’s federal income tax returns for tax years 2002-2003. The Company anticipates the final report being submitted to the Joint Committee on Taxation for their review during the first quarter of 2007. The statute of limitations for the 2002-2003 tax years expires in 2008. In addition, in January 2007, the Service began an examination of tax years 2004 through 2006 in January 2007.

On January 26, 2006, the Service officially closed the audit of Prudential Financial’s consolidated federal income tax returns for the 1997 to 2001 periods. As a result of certain favorable resolutions, the Company’s statement of operations for the year ended December 31, 2005 includes an income tax benefit of $3 million, reflecting a reduction in the Company’s liability for income taxes.

For tax year 2007, the Company has chosen to participate in the Service’s new Compliance Assurance Program (the “CAP”). Under CAP, the Service assigns an examination team to review completed transactions contemporaneously during the 2007 tax year in order to reach agreement with the Company on how they should be reported in the tax return. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax return is filed. It is management’s expectation this new program will significantly shorten the time period between when the Company files its federal income tax return and the Service completes its examination of the return.

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

Effective New Accounting Policies Adopted

See Note 2 to the Financial Statements for a discussion of new accounting policies adopted.

The Company’s Changes in Financial Condition and Results of Operations are described below.

Changes in Financial Condition

2006 versus 2005

From December 31, 2005 to December 31, 2006, total assets increased by $317 million from $3.965 billion to $4.282 billion. Separate account assets increased by $332 million from $2.288 billion at December 31, 2005 to $2.620 billion at December 31, 2006 due to market performance and sales net of surrenders, benefits and policy charges in 2006. Fixed maturities decreased by $71 million, from $992 million at December 31, 2005 to $921 million at December 31, 2006, this decrease was primarily driven by sales of fixed maturities to fund the acquisition of commercial loans and to pay down investment-related borrowings. Cash and cash equivalents are lower by $56 million as cash used in financing activities exceeded cash provided from operating and investing activities in 2006. Deferred policy acquisition costs increased by $30 million from $226 million at December 31, 2005, to $256 million at December 31, 2006, primarily driven by capitalization of acquisition costs from the continued growth of sales in life products, partially offset by net amortization. Reinsurance recoverables increased by $43 million, as a result of continued growth in term in force under the PARCC coinsurance agreement

From December 31, 2005 to December 31, 2006, total liabilities increased by $275 million, from $3.620 billion to $3.895 billion. Corresponding with the asset change, separate account liabilities increased by $332 million from $2.288 billion at December 31, 2005, as described above. The Company’s short-term borrowings from an affiliate decreased by $28 million from $53 million at December 31, 2005 due to repayments. Future policy benefits and other policyholder liabilities increased by $47 million, from $203 million at December 31, 2005 to $250 million at December 31, 2006, as a result of growth in the term insurance business. Total securities lending position at December 31, 2006 decreased by $56 million from December 31, 2005. The relative amounts of cash collateral for loaned securities and securities sold under agreements to repurchase decreased $58 million and increased $2 million, respectively.

Stockholder’s equity increased by $42 million, from $345 million at December 31, 2005, to $387 million at December 31, 2006, mainly as a result of higher net income.

Results of Operations

2006 to 2005 Annual Comparison

Net Income

Net income of $39 million in 2006 was relatively unchanged from the prior year. A detailed discussion of the results of operation follows below.

Revenues

Revenues decreased by $9 million, from $138 million in 2005 to $129 million in 2006. Realized investment losses of $14 million in 2006 increased as a result of losses from sales of fixed maturities in a rising interest rate environment. Partially offsetting this realized loss was an increase in investment income of $5 million primarily due to higher yields resulting from investment activities in a rising interest rate environment compared to 2005. Policy charges and fee income decreased $1 million from the prior year, driven by lower amortization of unearned policy charges and fee income, partially offset by higher fees of $2 million from higher assets under management as a result of market appreciation.

Benefits and Expenses

Total benefits and expenses decreased by $6 million, from $85 million in 2005 to $79 million in 2006.

General, administrative and other expenses decreased by $8 million from $40 million in 2005 to $32 million in 2006 primarily driven by lower operating expenses, net of applicable capitalization. Operating expenses include reinsurance expense allowances that are part of the PARCC coinsurance agreement (see Note 13 to the Financial Statements). These allowances are reflected as a reduction of operating expenses and were $4 million higher in 2006 due to higher term life sales.

DAC amortization in 2006 was relatively unchanged from 2005. Lower amortization resulting from favorable fund performance was offset by a lower current year benefit from an increased estimate of total gross profits used as a basis for amortizing deferred policy acquisitions and other costs.

Tax expense in 2006 decreased $3 million, from $14 million in 2005 to $11 million in 2006. The decrease was primarily due to a lower effective tax rate in 2006 and lower income before taxes. These benefits were offset by a favorable adjustment of $3 million in 2005 of substantially all issues relating to the “IRS” examination of the federal income tax returns for the 1997 to 2001 periods.

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

We manage our exposure to equity price risk relating to our general account primarily by seeking to match the risk profile of equity investments against risk-adjusted equity market benchmarks. We measure benchmark risk levels in terms of price volatility in relation to the market in general. The Company is also limited to equity risk relating to certain living benefits offered in our variable annuity products as a result of the 100% coinsurance agreements with affiliates.

The source of our exposure to market risk is related to “other than trading” activities conducted in our insurance and annuity operations. As part of our management of “other than trading” market risks, we use a variety of risk management tools and techniques. These include sensitivity and Value-at-Risk, or “VaR”, measures, position and other limits based on type of risk, and various hedging methods.

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

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We seek to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have target duration mismatch constraints for each entity. As of December 31, 2006 and 2005, the difference between the duration of assets and the target duration of liabilities in our duration-managed portfolios was within our constraint limits. We consider risk-based capital implications in our asset/liability management strategies.

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

Market Risk Related to Interest Rates

Our “other than trading” assets that subject us to interest rate risk include primarily fixed maturity securities, commercial loans and policy loans. In the aggregate, the carrying value of these assets represented 68% of our assets, other than assets that we held in separate accounts, as of December 31, 2006 and 70% as of December 31, 2005 respectively.

With respect to “other than trading” liabilities, we are exposed to interest rate risk through policyholders’ account balances relating to interest-sensitive life insurance, annuity and other investment-type contracts, collectively referred to as investment contracts, and through outstanding short-term debt.

We assess interest rate sensitivity for “other than trading” financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates. The following tables set forth the net estimated potential loss in fair value from a hypothetical 100 basis point upward shift as of December 31, 2006 and 2005, because this scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	December 31, 2006
	Notional Value of Derivatives	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(In millions)
Financial Assets with Interest Rate Risk:
Financial Assets:
Fixed maturities, available for sale		$921	$886	$(35)
Policy loans		172	159	(13)
Commercial loans		49	46	(3)

Financial Assets with Equity Risk:
Equity Securities		4	4	—

Derivatives:
Futures	(12)	—	1	1
Swaps	23	—	—	—
Financial Liabilities:
Investment Contracts		358	358	—

Total Estimated Potential Loss				$(50)

	December 31, 2005
	Notional Value of Derivatives	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(In millions)
Financial Assets with Interest Rate Risk:
Financial Assets:
Fixed maturities, available for sale		$992	$952	$(40)
Policy loans		171	159	(12)
Commercial loans		20	19	(1)

Financial Assets with Equity Risk:
Equity Securities		4	4	—

Derivatives:
Futures	(32)	—	2	2

Financial Liabilities:
Investment Contracts		386	386	—

Total Estimated Potential Loss				$(51)

The tables above do not include approximately $729 million and $659 million of insurance reserves and deposit liabilities at December 31, 2006 and 2005, respectively. The Company believes that the interest rate sensitivities of these insurance liabilities offset, in large measure, the interest rate risk of the financial assets set forth in the above tables.

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

Derivatives

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or the prices of securities or commodities. Derivative financial instruments may be exchange-traded or contracted in the over-the-counter market and include swaps, futures, options and forward contracts. See Note 11 to the Financial Statements for a description of our derivative activities as of December 31, 2006 and 2005. Under insurance statutes, our insurance companies may use derivative financial instruments to hedge actual or anticipated changes in their assets or liabilities, to replicate cash market instruments or for certain income-generating activities. These statutes generally prohibit the use of derivatives for speculative purposes. We use derivative financial instruments primarily to seek to reduce market risk from changes in interest rates, foreign currency exchange rates and to alter interest rate or foreign currency exposures arising from mismatches between assets and liabilities.

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

In order to ensure that the information we must disclose in our filings with the Securities Exchange Commission, or the “SEC,” is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), as of December 31, 2006. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, our disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a - 15(f) and 15d - 15(f), occurred during the quarter ended December 31, 2006 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. These conclusions are not affected by the misclassifications in the Company’s Statements of Cash Flows discussed in the following paragraph, which were identified subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

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

The Audit Committee of the Board of Directors of Prudential Financial has appointed PricewaterhouseCoopers LLP as the independent auditor of Prudential Financial and certain of its domestic and international subsidiaries, including the Registrant. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The specific information called for by this item is hereby incorporated by reference to the section entitled “Item 2 - Ratification of the Appointment of Independent Registered Public Accounting Firm” in Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 8, 2007 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) and (2) Financial Statements of Registrant are listed in the accompanying “Index to Financial Statements” on page F-1 hereof and are filed as part of this Report.

(a) (3) Exhibits

2.	Not applicable.

3(i)(a)	The Articles of Incorporation of Pruco Life Insurance Company of New Jersey (as amended through March 11, 1983) are incorporated by reference to Post-effective Amendment No. 26 to the Registration Statement on Form S-6 of Pruco Life of New Jersey Variable Appreciable Account as filed April 28, 1997, Registration No. 2-89780.

3(i)(b)	Certificate of Amendment to the Articles of Incorporation of Pruco Life Insurance Company of New Jersey dated February 12, 1998 is incorporated by reference to Post-Effective Amendment No. 12 to the Registration Statement on Form S-1, of Pruco Life of New Jersey Variable Contract Real Property Account as filed on April 16, 1999, Registration No. 33-20018.

3(ii)	By-Laws if Pruco Life Insurance Company of New Jersey (as amended through August 4, 1999) are incorporated by reference to Form S-6 of Pruco Life of New Jersey Variable Appreciable Account filed August 13, 1999, Registration No. 333-85117.

4.	Exhibits

4(a)	Market-Value Adjustment Annuity Contract (Discovery Select variable annuity) is incorporated by reference to Form S-1, Registration No. 333-18053, filed December 17, 1996, on behalf of the Pruco Life of New Jersey Flexible Premium Variable Annuity Account.

4(b)	Market-Value Adjustment Annuity Contract (Strategic Partners Select variable annuity) is incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to Form S-3, Registration No. 333-62246, filed November 27, 2001.

4(c)	Market-Value Adjustment Annuity Contract (Strategic Partners Horizon annuity) is incorporated by reference to the Registrant’s Form S-3, Registration No. 333-100713, filed October 24, 2002.

4(d)	Market-Value Adjustment Annuity Contract Endorsement (Strategic Partners Annuity One variable annuity) is incorporated by reference to the Registrant’s registration statement on Form S-3, Registration No. 333-103473, filed February 27, 2003.

9.	None.

10.	None.

11.	Not applicable.

12.	Not applicable.

13.	Not applicable.

16.	Not applicable.

18.	None.

22.	None.

23.	Not applicable.

24.	Powers of Attorney.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Accounting Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Accounting Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newark, and State of New Jersey, on the 23rd day of March 2007.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
(Registrant)

By:	/s/ Scott D. Kaplan
Scott D. Kaplan
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 23, 2007.

Signature	Title

James J. Avery *	Director
James J. Avery

/s/ Scott D. Kaplan	Chief Executive Officer,
Scott D. Kaplan	Director and President

Ronald P. Joelson*	Director
Ronald P. Joelson

Bernard J. Jacob*	Director
Bernard J. Jacob

Helen M. Galt*	Director
Helen M. Galt

David R. Odenath, Jr.*	Director
David R. Odenath, Jr.

/s/ Tucker I. Marr	Chief Financial and Accounting Officer
Tucker I. Marr	(Principal Accounting and Financial Officer)

* By:	/s/ Thomas C. Castano
Thomas C. Castano
(Attorney-in-Fact)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Financial Statements and

Report of Independent Registered Public Accounting Firm

December 31, 2006 and 2005

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Pruco Life Insurance Company of New Jersey

In our opinion, the accompanying financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pruco Life Insurance Company of New Jersey (an indirect, wholly owned subsidiary of The Prudential Insurance Company of America) at December 31, 2006 and December 31, 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 of the financial statements, the Company adopted American Institute of Certified Public Accountants Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” as of January 1, 2004.

PricewaterhouseCoopers LLP (signed)

New York, New York

March 23, 2007

Pruco Life Insurance Company of New Jersey

Statements of Financial Position

As of December 31, 2006 and December 31, 2005 (in thousands, except share amounts)

	2006	2005
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2006 - $912,692 ; 2005 - $990,717)	$920,925	$991,575
Policy loans	160,614	155,705
Short-term investments	11,259	23,501
Commercial loans	48,979	20,353
Other long-term investments	9,446	7,087

Total investments	1,151,223	1,198,221
Cash and cash equivalents	59,543	116,040
Deferred policy acquisition costs	255,849	225,572
Accrued investment income	13,599	16,585
Reinsurance recoverables	135,010	92,277
Receivables from parent and affiliates	19,437	11,898
Deferred sales inducements	19,013	13,616
Other assets	8,618	2,669
Separate account assets	2,619,586	2,287,786

TOTAL ASSETS	4,281,878	3,964,664

LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Policyholders’ account balances	836,980	841,822
Future policy benefits and other policyholder liabilities	250,053	203,422
Cash collateral for loaned securities	28,212	86,530
Securities sold under agreement to repurchase	4,005	1,708
Income taxes payable	87,478	73,050
Short term debt from affiliates	25,348	52,994
Payables to parent and affiliates	2,377	2,865
Other liabilities	40,601	69,379
Separate account liabilities	2,619,586	2,287,786

Total liabilities	3,894,640	3,619,556

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 12)

STOCKHOLDER’S EQUITY
Common stock, ($5 par value; 400,000 shares, authorized; issued and outstanding;)	2,000	2,000
Additional Paid-in capital	168,689	168,689
Retained earnings	212,518	173,584
Accumulated other comprehensive income	4,031	835

Total stockholder’s equity	387,238	345,108

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$4,281,878	$3,964,664

See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Operations and Comprehensive Income

Years Ended December 31, 2006, 2005 and 2004 (in thousands)

	2006	2005	2004
REVENUES
Premiums	$8,947	$8,356	$29,335
Policy charges and fee income	59,650	60,400	75,340
Net investment income	65,628	60,197	52,499
Realized investment (losses)/ gains, net	(13,900)	(329)	1,885
Asset management fees	6,086	7,018	4,976
Other income	3,079	2,148	1,947

Total revenues	129,490	137,790	165,982

BENEFITS AND EXPENSES
Policyholders’ benefits	16,900	15,009	39,949
Interest credited to policyholders’ account balances	30,394	29,819	29,324
General, administrative and other expenses	31,785	40,145	60,742

Total benefits and expenses	79,079	84,973	130,015

Income from operations before income taxes and cumulative effect of accounting change	50,411	52,817	35,967

Income taxes:
Current	(596)	6,441	14,584
Deferred	12,073	7,151	(4,216)

Total income tax expense	11,477	13,592	10,368

Income from Operations Before Cumulative Effect of Accounting Change	38,934	39,225	25,599
Cumulative effect of accounting change, net of taxes	—	—	(184)

NET INCOME	38,934	39,225	25,415

Change in net unrealized investment gains/(loss), net of taxes	3,196	(12,411)	(479)
Cumulative effect of accounting change, net of taxes	—	—	547

Accumulated other comprehensive income gain/(loss), net of taxes	3,196	(12,411)	68

COMPREHENSIVE INCOME	$42,130	$26,814	$25,483

See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Stockholder’s Equity

Periods Ended December 31, 2006, 2005 and 2004 (in thousands)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid–in Capital	Deferred Compensation	Retained Earnings	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Loss)	Total Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance, January 1, 2004	$2,000	$168,742	$(108)	$108,943	$—	$13,178	$13,178	$292,755
Net income	—	—	—	25,415	—	—	—	25,415
Stock-based compensation programs	—	68	(44)	—	—	—	—	24
Cumulative effect of accounting change, net of taxes	—	—	—	—	—	547	547	547
Change in net unrealized investment gains (losses), net of taxes	—	—	—	—	—	(479)	(479)	(479)

Balance, December 31, 2004	2,000	168,810	(152)	134,358	—	13,246	13,246	318,262
Net income	—	—	—	39,226	—	—	—	39,226
Stock-based compensation programs	—	(121)	152	—	—	—	—	31
Cumulative effect of accounting change, net of taxes	—	—	—	—	—	—	—	—
Change in net unrealized investment gains (losses), net of taxes	—	—	—	—	—	(12,411)	(12,411)	(12,411)

Balance, December 31, 2005	2,000	168,689	—	173,584	—	835	835	345,108
Net income	—	—	—	38,934	—	—	—	38,934
Stock-based compensation programs	—	—	—	—	—	—	—	—
Cumulative effect of accounting change, net of taxes	—	—	—	—	—	—	—	—
Change in foreign currency translation adjustments, net of taxes	—	—	—	—	29	—	29	29
Change in net unrealized investment gains (losses), net of taxes	—	—	—	—	—	3,167	3,167	3,167

Balance, December 31, 2006	$2,000	$168,689	—	$212,518	$29	$4,002	$4,031	$387,238

See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Cash Flows

Years Ended December 31, 2006, 2005 and 2004 (in thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,934	$39,225	$25,415
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Policy charges and fee income	(12,012)	(11,739)	(16,862)
Interest credited to policyholders’ account balances	30,394	29,819	29,324
Realized investment losses (gains), net	13,900	329	(1,885)
Amortization and other non-cash items	874	3,937	8,743
Cumulative effect of accounting change	—	—	184
Change in:
Future policy benefits and other insurance liabilities	46,631	33,677	30,691
Reinsurance recoverable	(42,733)	(24,866)	(49,561)
Accrued investment income	2,986	(1,540)	(784)
Receivables from parent and affiliates	2,459	5,254	21
Payable to parent and affiliates	(487)	2,331	431
Deferred policy acquisition costs	(33,979)	(30,393)	1,773
Income taxes payable	12,707	2,855	25,877
Deferred sales inducements	(5,395)	(2,501)	(3,245)
Other, net	6,950	(9,237)	3,958

Cash Flows From Operating Activities	61,229	37,151	54,080

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities available for sale	1,038,341	777,293	449,427
Policy loans	17,070	17,487	19,023
Commercial loans	633	89	—
Payments for the purchase of:
Fixed maturities available for sale	(981,995)	(901,755)	(550,489)
Policy loans	(15,012)	(13,004)	(10,994)
Commercial loans	(29,360)	(20,442)	—
Notes from parent and affiliates, net	(9,927)	—	—
Other long-term investments, net	(1,786)	(852)	(86)
Short term investments, net	12,258	18,005	5,712

Cash Flows From (Used In) Investing Activities	30,222	(123,179)	(87,407)

CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	237,496	179,705	222,751
Policyholders’ account withdrawals	(259,645)	(175,324)	(159,664)
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities, net	(56,022)	(11,043)	5,943
Net change in financing arrangements (maturities 90 days or less)	(69,777)	100,613	(133)

Cash Flows (Used In) From Financing Activities	(147,948)	93,951	68,897

Net (decrease) increase in cash and cash equivalents	(56,497)	7,923	35,570
Cash and cash equivalents, beginning of year	116,040	108,117	72,547

CASH AND CASH EQUIVALENTS, END OF YEAR	$59,543	$116,040	$108,117

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes (received) paid	$(1,230)	$10,737	$(15,510)

Interest paid (received)	$1,077	$1,017	$—

See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

1. BUSINESS

Pruco Life Insurance Company of New Jersey, or “the Company,” is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. The Company is licensed to sell interest-sensitive individual life insurance, variable life insurance, term insurance, variable annuities, and fixed annuities contracts only in the states of New Jersey and New York.

The Company is a wholly owned subsidiary of Pruco Life Insurance Company, or “Pruco Life”, a stock life insurance company organized in 1971 under the laws of the state of Arizona. Pruco Life, in turn, is a wholly owned subsidiary of The Prudential Insurance Company of America, or “Prudential Insurance”, an insurance company founded in 1875 under the laws of the state of New Jersey. On December 18, 2001, (“the date of demutualization”), Prudential Insurance converted from a mutual life insurance company to a stock life insurance company and became an indirect wholly owned subsidiary of Prudential Financial, Inc., or “Prudential Financial.”

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products and individual annuities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP”. The Company has extensive transactions and relationships with Prudential Insurance and other affiliates, as more fully described (in Note 13 to the Financial Statements). Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

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

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Commercial loans are carried at unpaid principal balances, net of an allowance for losses. The allowance for losses includes a portfolio reserve for probable incurred but not specifically identified losses. This reserve considers the Company’s past loan loss experience, the current credit composition of the portfolio, historical credit migration, property type diversification, default and loss severity statistics and other relevant factors. The gains and losses from the sale of loans, which are recognized when the Company relinquishes control over the loans, as well as changes in the allowance for loan losses, are reported in “Realized investment gains (losses), net.” Interest income and prepayment fees are included in “Net investment income.”

Securities repurchase and resale agreements and securities loaned transactions are used to earn spread income, to borrow funds, or to facilitate trading activity. Securities repurchase and resale agreements are generally short-term in nature, and therefore, the carrying amounts of these instruments approximate fair value. Securities repurchase and resale agreements are collateralized by cash, U.S. government and government agency securities. Securities loaned are collateralized principally by cash and U.S. government securities. For securities repurchase agreements and securities loaned transactions used to earn spread income, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities.

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

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if impairment is other than temporary. These risks and uncertainties include, but are not limited to: (1) the risk that our assessment of

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

an issuer’s ability to meet its obligations could change, (2) the risk that the economic outlook could be worse than expected or have more of an impact on the issuer than anticipated, (3) the risk that we are making decisions based on fraudulent or misstated information in the financial statements provided by issuers and (4) the risk that new information obtained by us or changes in other facts and circumstances, including those not related to the issuer, could lead us to change our intent to hold the security to maturity or until it recovers in value. Any of these situations could result in a change in our impairment determination, and hence a charge to earnings in a future period.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, money market instruments, and other debt issues with maturities of three months or less when purchased. The Company also engages in overnight borrowing and lending of funds with Prudential Financial and affiliates which are considered cash and cash equivalent.

Deferred Policy Acquisition Costs

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

The costs that vary with and that are related primarily to the production of new insurance and annuity business are deferred to the extent such costs are deemed recoverable from future profits. For annuity products, the entire sales-based transfer pricing fee is deemed to be related to the production of new annuity business and is deferred. For life products, there is a look-through into the expenses incurred by Prudential Insurance’s agency network and expenses that are considered to be related to the production of new insurance business are deferred. The cost of policy issuance and underwriting are also considered to be related primarily to the production of new insurance and annuity business and are fully deferred.

DAC is subject to recoverability testing at the end of each accounting period. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in “Accumulated other comprehensive income (loss).”

Policy acquisition costs related to interest-sensitive and variable life products and certain investment-type products are deferred and amortized over the expected life of the contracts (the periods range from 25 to 99 years) in proportion to estimated gross profits arising principally from investment results, mortality and expense margins, and surrender charges based on historical and anticipated future experience, which is updated periodically. The effect of changes to estimated gross profits on unamortized DAC is reflected in “General, administrative and other expenses” in the period such estimated gross profits are revised. DAC related to non-participating term insurance are amortized over the expected life of the contracts in proportion to premium income.

DAC related to term insurance is amortized over the expected life of the contracts in proportion to premium income.

The Company and Prudential Insurance have offered programs under which policyholders, for a selected product or group of products, can exchange an existing policy or contract issued by the Company or Prudential Insurance for another form of policy or contract. These transactions are known as internal replacements. If policyholders surrender traditional life insurance policies in exchange for life insurance policies that do not have fixed and guaranteed terms, the Company immediately charges to expense an estimate of the remaining unamortized DAC on the surrendered policies. For other internal replacement transactions, the unamortized DAC on the surrendered policies is immediately charged to expense if the terms of the new policies are not substantially similar to those of the former policies. If the new policies have terms that are substantially similar to those of the earlier policies, the DAC is retained with respect to the new policies and amortized over the expected life of the new policies. The Company expects to adopt Statement of Position (“SOP”) 05-1 “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” on January 1, 2007. See “New Accounting Pronouncements.”

Reinsurance recoverables

Reinsurance recoverables include corresponding payables and receivables associated with reinsurance arrangements with affiliates. For additional information about these arrangements see Note 13 to the Financial Statements.

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

Defered Sales inducements

The Company provides sales inducements to contractholders, which primarily include an up-front bonus added to the contractholder’s initial deposit for certain annuity contracts. These costs are deferred and recognized on the statement of financial position in other assets. They are amortized using the same methodology and assumptions used to amortized deferred policy acquisition costs. The amortization expense is included as a component of interest credited to policyholders’ account balances. As of December 31, 2006 and 2005, deferred sales inducement costs were $19 million and $14 million, respectively.

Other assets and other liabilities

Other assets consist primarily of premiums due, certain restricted assets, and receivables resulting from sales of securities that had not yet settled at the balance sheet date. Other liabilities consist primarily of accrued expenses, technical overdrafts, and payables resulting from purchases of securities that had not yet been settled at the balance sheet date.

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

Unpaid Claims

Unpaid claims include estimates of claims that the Company believes have been incurred, but have not yet been reported (“IBNR”) as of the balance sheet date and is an estimate of the amount of loss will ultimately incur on reported claims. Consistent with industry accounting practice, we do not establish loss reserves until a loss has occurred. These IBNR estimates, and estimates of the amounts of loss we will ultimately incur on reported claims net of reinsurance, are based in part on our historical experience, and are regularly adjusted to reflect actual claims experience. When actual experience differs from our previous estimate, the resulting difference, net of reinsurance will be included in our reported results for the period of the change in estimate in the “Policyholders’ benefits” caption in our statements of operations. On an ongoing basis, trends in actual experience are a significant factor in the determination of claim reserve levels.

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

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Insurance Revenue and Expense Recognition

Premiums from term life insurance policies are recognized when due and a liability for future policy benefits is recorded when premiums are recognized using the net level premium method. Benefits are recorded as an expense when they are incurred. Amounts received as payment for variable and universal life and deferred annuities are reported as deposits to “Policyholders’ account balances”, and variable life and annuity premiums are reported as deposits to separate account liabilities. Revenues from these contracts reflected as “Policy charges and fee income” consist primarily of fees assessed during the period against the policyholders’ account balances and separate account balances for mortality charges, policy administration charges and surrender charges. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited to policyholders’ account balances and amortization of DAC.

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

Derivatives are recorded as assets, within “Other long-term investments,” or as liabilities, within “Other liabilities,” in the Statement of Financial Position except for embedded derivatives, which are recorded in the Statement of Financial Position with the associated host contract. As discussed in detail below and in Note 11, all realized and unrealized changes in fair value of derivatives, with the exception of the effective portion of cash flow hedges, are recorded in current earnings. Cash flows from these derivatives are reported in the operating or investing activities section in the Statements of Cash Flows.

The Company designates derivatives as either (1) a hedge of the fair value of a recognized asset or liability or unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), (3) a foreign currency fair value or cash flow hedge (“foreign currency” hedge), (4) a hedge of a net investment in a foreign operation, or (5) a derivative entered into as an economic hedge that does not qualify for hedge accounting. During the years ended December 31, 2006, 2005 and 2004 none of the Company’s derivatives qualify for hedge accounting treatment.

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

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB Statement No. 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The interpretations in this SAB express the Staff’s views regarding the process of quantifying financial statement misstatements. Specifically, the SEC staff believes that registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. This SAB should be applied beginning with the first fiscal year ending after November 15, 2006, with early adoption encouraged. Since the Company’s method for quantifying financial statement misstatements already considers those occurring in the current period and the effect of reversing those that have accumulated from prior periods, the adoption of SAB No. 108 had no effect to the financial position and result of operations of the Company.

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109. This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt FIN No. 48 on January 1, 2007. The Company’s adoption of this guidance will not have a material effect on the Company’s consolidated financial position and results of operations.

On February 16, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments.” This statement provides an election, on an instrument by instrument basis, to measure at fair value an entire hybrid financial instrument that contains an embedded derivative requiring bifurcation, rather than measuring only the embedded derivative on a fair value basis. This statement also removes an exception from the requirement to bifurcate an embedded derivative feature from a beneficial interest in securitized financial assets. The new requirement to identify embedded derivatives in beneficial interest will be applied on a prospective basis only to beneficial interest acquired, issued, or subject to certain remeasurement conditions after the adoption date of the new guidance. The Company plans to adopt this guidance effective January 1, 2007. The Company’s adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

In September 2005, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company will adopt SOP 05-1 on January 1, 2007, and it will not have a material effect on the Company’s consolidated results of operations.

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

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

3. INVESTMENTS

Fixed Maturities

The following tables provide additional information relating to fixed maturities as of December 31:

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,857	$94	$54	$10,897
Foreign government bonds	9,657	820	—	10,477
Corporate securities	763,158	11,091	4,903	769,346
Mortgage-backed securities	129,020	1,296	111	130,205

Total fixed maturities, available for sale	$912,692	$13,301	$5,068	$920,925

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$14,767	$158	$45	$14,880
Foreign government bonds	9,776	544	—	10,320
Corporate securities	845,983	11,868	10,068	847,783
Mortgage-backed securities	120,191	87	1,686	118,592

Total fixed maturities, available for sale	$990,717	$12,657	$11,799	$991,575

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

3. INVESTMENTS (continued)

The amortized cost and estimated fair value of fixed maturities, by contractual maturities at December 31, 2006, is shown below:

	Available for Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$30,500	$30,526
Due after one year through five years	288,978	291,969
Due after five years through ten years	261,837	263,251
Due after ten years	202,357	204,974
Mortgage-backed securities	129,020	130,205

Total	$912,692	$920,925

Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

Proceeds from the sale of fixed maturities available for sale during 2006, 2005, and 2004 were $949 million, $649 million, and $394 million, respectively. Gross gains of $1 million, $4 million, and $6 million, and gross losses of $15 million, $5 million, and $4 million were realized on those sales during 2006, 2005, and 2004, respectively. Proceeds from maturities of fixed maturities available for sale during 2006, 2005, and 2004 were $96 million, and $128 million, and $56 million, respectively.

The writedowns for impairments that were deemed to be other than temporary for fixed maturities for the years 2006, 2005 and 2004 are less than $1 million respectively.

Investment Income and Investment Gains and Losses

Net investment income arose from the following sources for the years ended December 31:

	2006	2005	2004
	(in thousands)
Fixed maturities, available for sale	$55,625	$52,085	$44,375
Policy loans	8,632	8,523	8,443
Commercial loans	1,789	415	—
Short-term investments and cash equivalents	4,082	3,660	1,733
Other	599	625	272

Gross investment income	70,727	65,308	54,823
Less: investment expenses	(5,099)	(5,111)	(2,324)

Net investment income	$65,628	$60,197	$52,499

Realized investment (losses)/ gains, net, including charges for other than temporary reductions in value, for the years ended December 31, were from the following sources:

	2006	2005	2004
	(in thousands)
Fixed maturities, available for sale	$(14,374)	$(316)	$2,024
Derivatives and other	474	(13)	(139)

Realized investment losses, net	$(13,900)	$(329)	$1,885

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

3. INVESTMENTS (continued)

Commercial Loans

The Company’s commercial loans are comprised as follows as at December 31:

	2006		2005
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Collateralized loans by property type
Apartment complexes	$12,315	25.1%	$9,671	47.5%
Agricultural properties	8,084	16.5%	5,200	25.5%
Industrial buildings	7,348	15.0%	4,490	22.1%
Retail stores	8,940	18.2%	—	—%
Office buildings	5,363	10.9%	992	4.9%
Other	7,031	14.3%	—	—%

Total collateralized loans	49,081	100.0%	20,353	100.0%

Valuation allowance	(102)		—

Total net collateralized loans	48,979		20,353

Total commercial loans	$48,979		$20,353

The commercial loans are geographically dispersed throughout the United States with the largest concentrations in New Jersey (16%) and Minnesota (14%) at December 31, 2006.

Activity in the allowance for losses for all commercial loans, for the years ended December 31, is as follows:

	2006	2005	2004
		(in thousands)
Allowance for losses, beginning of year	$—	$—	$—
Addition (release) of allowance for losses	102	—	—
Charge-offs, net of recoveries	—	—	—
Change in foreign exchange	—	—	—

Allowance for losses, end of year	$102	$—	$—

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

	Net Unrealized Gains (Losses) on Investments	Deferred policy Acquisition Costs	Policyholders’ Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, January 1, 2004	$36,318	$(19,924)	$4,196	$(7,412)	$13,178
Net investment gains (losses) on investments arising during the period	(4,798)	—	—	2,043	(2,755)
Reclassification adjustment for gains (losses) included in net income	(2,024)	—	—	708	(1,316)
Impact of net unrealized investment Gains (losses) on deferred policy acquisition costs	—	8,075	—	(3,026)	5,049
Impact of net unrealized investment gains (losses) on policyholders’ account balances	—	—	(1,465)	555	(910)

Balance, December 31, 2004	29,496	(11,849)	2,731	(7,132)	13,246
Net investment gains (losses) on investments arising during the period	(28,357)	—	—	9,926	(18,431)
Reclassification adjustment for gains (losses) included in net income	314	—	—	(111)	203
Impact of net unrealized investment gains (losses) on deferred policy acquisition costs	—	11,961	—	(4,186)	7,775
Impact of net unrealized investment gains (losses) on policyholders’ account balances	—	—	(3,012)	1,054	(1,958)

Balance, December 31, 2005	1,453	112	(281)	(449)	835
Net investment gains (losses) on investments arising during the period	21,752	—	—	(7,613)	14,139
Reclassification adjustment for gains (losses) included in net income	(14,373)	—	—	5,031	(9,342)
Impact of net unrealized investment gains (losses) on deferred policy acquisition costs	—	(3,701)	—	1,295	(2,406)
Impact of net unrealized investment gains (losses) on policyholders’ account balances	—	—	1,194	(418)	776

Balance, December 31, 2006	$8,832	$(3,589)	$913	$(2,154)	$4,002

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

3. INVESTMENTS (continued)

The table below presents net unrealized gains on investments by asset class at December 31,

	2006	2005	2004
	(in thousands)
Fixed maturities	$8,233	$857	$29,021
Other long-term investments	599	596	475

Unrealized gains on investments	$8,832	$1,453	$29,496

Included in other long-term investments are equity securities.

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of December 31, 2006 and 2005 respectively:

	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities, available for sale: 2006
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$455	$10	$2,316	$44	$2,771	$54
Corporate securities	91,728	855	122,582	4,048	214,310	4,903
Mortgage-backed securities	3,310	23	3,722	87	7,032	110

Total	$95,493	$888	$128,620	$4,179	$224,113	$5,067

Fixed maturities, available for sale: 2005
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$7,678	$22	$899	$23	$8,577	$45
Corporate securities	436,319	8,410	53,409	1,658	489,728	10,068
Mortgage-backed securities	101,510	1,627	2,000	59	103,510	1,686

Total	$545,507	$10,059	$56,308	$1,740	$601,815	$11,799

As of December 31, 2006, gross unrealized losses on fixed maturities totaled approximately $5 million comprising 135 issuers. Of this amount, there was $1 million in the less than twelve months category comprising 56 issuers and $4 million in the greater than twelve months category comprising 79 issuers. There were no individual issuers with gross unrealized losses greater than $0.3 million. Investment grade securities was comprised of gross unrealized losses of $3.4 million and $2 million of gross unrealized losses of twelve months or more were concentrated in the finance, manufacturing, and service sectors. Based on a review of the above information in conjunction with other factors as outlined in our policy surrounding other than temporary impairments (see Note 2 to the Financial Statements), we have concluded that an adjustment for other than temporary impairments for these securities is not warranted at December 31, 2006.

As of December 31, 2005, gross unrealized losses on fixed maturities totaled approximately $12 million comprising 232 issuers. Of this amount, there was $10 million in the less than twelve months category comprising 189 issuers and $2 million in the greater than twelve months category comprising 43 issuers. There were no individual issuers with gross unrealized losses greater than $0.51 million. $9 million of gross unrealized losses is comprised of investment grade securities. $1 million of gross unrealized losses of twelve months or more were concentrated in the finance, manufacturing, and service sectors. Based on a review of the above information in conjunction with other factors as outlined in our policy surrounding other than temporary impairments (see Note 2 to the Financial Statements), we have concluded that an adjustment for other than temporary impairments for these securities is not warranted at December 31, 2005.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

3. INVESTMENTS (continued)

Securities Pledged, Restricted Assets and Special Deposits

The Company pledges investment securities it owns to unaffiliated parties through certain transactions including securities lending,

securities sold under agreements to repurchase, and futures contracts. At December 31, 2006 and 2005, the carrying values of fixed maturities available for sale pledged to third parties as reported in the Statements of Financial Position were $31 million and $86.3 million, respectively.

Fixed maturities of $0.5 million at December 31, 2006 and 2005 were on deposit with governmental authorities or trustees as required by certain insurance laws.

4. DEFERRED POLICY ACQUISITION COSTS

The balance of and changes in deferred policy acquisition costs for the year ended December 31, are as follows:

	2006	2005	2004
	(in thousands)
Balance, beginning of year	$225,572	$183,219	$176,529
Capitalization of commissions, sales and issue expenses	42,918	39,238	21,374
Amortization	(8,940)	(8,846)	(23,147)
Change in unrealized investment gains	(3,701)	11,961	8,463

Balance, end of year	$255,849	$225,572	$183,219

Deferred acquisition costs include reductions in capitalization and amortization related to the reinsurance expense allowances resulting from the coinsurance treaty with Prudential Arizona Reinsurance Captive Company, or “PARCC” discussed in Note 13 to the Financial Statements below.

Ceded capitalization was $16 million, $14 million and $37 million in 2006, 2005 and 2004 respectively. Amortization relating to this treaty included in the above table amounted to $4 million in both 2006 and 2005 and $3 million in 2004.

5. POLICYHOLDERS’ LIABILITIES

Future policy benefits at December 31 are as follows:

	2006	2005
	(in thousands)
Life insurance	$242,936	$196,756
Individual and group annuities	4,791	4,733
Policy claims and other contract liabilities	2,326	1,933

Total future policy benefits	$250,053	$203,422

Life insurance liabilities include reserves for death benefits and other policy benefits. Individual and Group annuity liabilities include reserves for annuities that are in payout status.

Future policy benefits for life insurance are equal to the aggregate of (1) the present value of future benefit payments and related expenses, less the present value of future net premiums, and (2) any premium deficiency reserves. Assumptions as to mortality and persistency are based on the Company’s experience, and in certain instances, industry experience, when the basis of the reserve is established. Interest rates range from 2.50% to 7.50%.

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

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

5. POLICYHOLDERS’ LIABILITIES (continued)

Future policy benefits for other contract liabilities are generally equal to the present value of expected future payments based on the Company’s experience (except for certain group insurance coverages for which future policy benefits are equal to gross unearned premium reserves). The interest rates used in the determination of the present values range from 5.18% to 6.20%.

Policyholders’ account balances at December 31 are as follows:

	2006	2005
	(in thousands)
Interest-sensitive life contracts	$495,150	$456,366
Individual annuities	264,892	308,146
Guaranteed investment contracts and guaranteed interest accounts	34,701	37,333
Dividend accumulations and other	42,237	39,977

Total policyholders’ account balances	$836,980	$841,822

Policyholders’ account balances represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable. Interest crediting rates for interest-sensitive life contracts range from 3.00% to 4.80%. Interest crediting rates for individual annuities range from 1.50% to 12.00%, with less than 1% of the policyholders’ account balances with interest crediting rates in excess of 8.00%. Interest crediting rates for guaranteed investment contracts and guaranteed interest accounts range from 3.00% to 6.30%. Interest crediting rates range from 3.00% to 3.86% for dividend accumulations and other.

6. REINSURANCE

The Company participates in reinsurance with Prudential Insurance, PARCC and other companies, in order to provide greater diversification of business, provide additional capacity for future growth and limit the maximum net loss potential arising from large risks. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability reassumed by the Company is considered to be remote. Effective October 3, 2005, the Company entered into a new coinsurance agreement with Pruco Reinsurance Ltd. (Pruco Re) (see Note 13 to the Financial Statements) providing for the 100% reinsurance of its Lifetime Five benefit feature sold on new business after October 3, 2005.

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

Reinsurance amounts included in the Statement of Operations and Comprehensive Income for the years ended December 31 are below.

	2006	2005	2004
	(in thousands)
Direct premiums and policy charges and fee income	$184,637	$162,830	$142,492
Reinsurance ceded	(116,040)	(94,074)	(37,817)

Premiums and policy charges and fee income	$68,597	$68,756	$104,675

Policyholders’ benefits ceded	$51,306	$41,641	$20,028

Reinsurance premiums ceded for interest-sensitive life products is accounted for as a reduction of policy charges and fee income. Reinsurance ceded for term insurance products is accounted for as a reduction of premiums.

Reinsurance recoverables, included in the Company’s Statements of Financial Position, at December 31, 2006 and 2005 were $135 million and $92 million, respectively.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

6. Reinsurance (continued) INCOME TAXES

During 2004, the Company entered into reinsurance contracts with affiliates covering the entire domestic life in force. As a result, all reinsurance contracts are with affiliates as of December 31, 2004. These contracts are described further (in Note 13 to the Financial Statements), below.

The gross and net amounts of life insurance in force at December 31, were as follows:

	2006	2005	2004
	(in thousands)
Life insurance face amount in force	$63,399,375	$52,930,588	$42,903,082
Ceded	(56,034,023)	(46,406,195)	(37,708,317)

Net amount of life insurance in force	$7,365,352	$6,524,393	$5,194,765

7. INCOME TAXES

The components of income tax expense (benefits) for the years ended December 31, are as follows:

	2006	2005	2004
	(in thousands)
Current tax (benefit) expense:
U.S.	$(596)	$6,441	$14,639
State and local	—	—	(55)

Total	(596)	6,441	14,584

Deferred tax expense:
U.S.	12,073	7,151	(2,640)
State and local	—	—	(1,576)

Total	12,073	7,151	(4,216)

Total income tax expense	$11,477	$13,592	$10,368

The income tax expense for the years ended December 31, differs from the amount computed by applying the expected federal income tax rate of 35% to income from operations before income taxes and cumulative effect of accounting change for the following reasons:

	2006	2005	2004
	(in thousands)
Expected federal income tax expense	$17,644	$18,486	$12,589
IRS settlement for examination period 1997 to 2001	—	(2,769)	—
State and local income taxes	—	—	(1,060)
Non taxable investment income	(6,206)	(2,979)	(1,240)
Other	39	854	79

Total income tax expense	$11,477	$13,592	$10,368

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

7. INCOME TAXES (continued)

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2006	2005
	(in thousands)
Deferred tax assets
Investments	$1,488	$1,670
Other	256	774

Deferred tax assets	1,744	2,444

Deferred tax liabilities
Insurance reserves	6,257	1,942
Deferred acquisition costs	66,855	57,917
Net unrealized gains on securities	3,107	508
Other	1,003	3,761

Deferred tax liabilities	77,222	64,128

Net deferred tax liability	$75,478	$61,684

Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets after valuation allowance. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of the deferred tax asset that is realizable.

The amount of income taxes paid by the Company is subject to ongoing audits in various jurisdictions. We reserve for our best estimate of potential payments/settlements to be made to the Internal Revenue Service (the “Service”) and other taxing jurisdictions for audits ongoing or not yet commenced. In 2006, the Service completed all fieldwork with regards to its examination of the Company’s federal income tax returns for tax years 2002-2003. The Company anticipates the final report being submitted to the Joint Committee on Taxation for their review during the first quarter of 2007. The statute of limitations for the 2002-2003 tax years expires in 2008. In addition, in January 2007 , the Service began an examination of tax years 2004 through 2006 in January 2007.

The Company’s liability for income taxes includes management’s best estimate of potential payments and settlements for audit periods still subject to review by the Service or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to our results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period.

On January 26, 2006, the Internal Revenue Service (the “Service”) officially closed the audit of the consolidated federal income tax returns for the 1997 to 2001 periods. As a result of certain favorable resolutions, the Company’s statement of operations for the year ended December 31, 2005 includes an income tax benefit of $3 million, reflecting a reduction in the Company’s liability for income taxes.

For tax year 2007, the Company has chosen to participate in the Service’s new Compliance Assurance Program (the “CAP”). Under CAP, the Service assigns an examination team to review completed transactions contemporaneously during the 2007 tax year in order to reach agreement with the Company on how they should be reported in the tax return. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax return is filed. It is management’s expectation this new program will significantly shorten the time period between when the Company files its federal income tax return and the Service completes its examination of the return.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

8. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

The Company issues traditional variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. The Company also issues variable annuity contracts with general and separate account options where the Company contractually guarantees to the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), or (3) the highest contract value on a specified anniversary date minus any withdrawals following the contract anniversary (“anniversary contract value”). These guarantees include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period including withdrawal and income benefits payable during specified periods.

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

In addition, the Company issues variable life, variable universal life and universal life contracts where the Company contractually guarantees to the contractholder a death benefit even when there is insufficient value to cover monthly mortality and expense charges, whereas otherwise the contract would typically lapse (“no lapse guarantee”). Variable life and variable universal life contracts are offered with general and separate account options similar to variable annuities.

The assets supporting the variable portion of both traditional variable annuities and certain variable contracts with guarantees are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities.” Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits.” In 2006 and 2005 there were no gains or losses on transfers of assets from the general account to a separate account.

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. For guarantees of benefits that are payable at annuitization, the net amount at risk is generally defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance. The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. As of December 31, 2006 and 2005, the Company had the following guarantees associated with these contracts, by product and guarantee type:

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

8. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

	December 31, 2006		December 31, 2005
	In the Event of Death	At Annuitization / Accumulation (1)	In the Event of Death	At Annuitization / Accumulation (1)
Variable Annuity Contracts	(in thousands)		(in thousands)
Return of net deposits

Account value	$410,196	N/A	$303,639	N/A

Net amount at risk	$120	N/A	$102	N/A

Average attained age of contractholders	62 years	N/A	62 years	N/A

Minimum return or contract value
Account value	$768,746	$286,577	$747,305	$139,073
Net amount at risk	$21,413	$72	$42,256	$2
Average attained age of contractholders	64 years	59 years	63 years	57 years
Average period remaining until earliest expected annuitization	N/A	5.5 years	N/A	6.4 years

(1)	Includes income and withdrawal benefits as described herein

Market value adjusted annuities	Unadjusted Value	Adjusted Value	Unadjusted Value	Adjusted Value
Account value	$26,543	$26,856	$31,264	$31,842

	December 31, 2006	December 31, 2005
	In the Event of Death
Variable Life, Variable Universal Life and Universal Life Contracts	(in thousands)
No Lapse Guarantees

Separate account value	$466,859	$427,765

General account value	$103,006	$83,961

Net amount at risk	$5,982,110	$5,922,134

Average attained age of contractholders	44 years	43 years

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2006	December 31, 2005
	(in thousands)

Equity funds	$672,087	$638,156

Bond funds	65,380	70,859

Balanced funds	159,423	20,264

Money market funds	22,086	18,538

Specialty funds	3,364	1,605

Total	$922,340	$749,422

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

8. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

In addition to the above mentioned amounts invested in separate account investment options, $256.6 million and $301.5 million of account balances of variable annuity contracts with guarantees (inclusive of contracts with MVA features) were invested in general account investment options in 2006 and 2005 respectively.

Liabilities For Guarantee Benefits

The table below summarizes the changes in general account liabilities for guarantees on variable contracts prior to reinsurance. The liabilities for guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”) are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders’ benefits.” Guaranteed minimum withdrawal benefits (“GMWB”), and guaranteed minimum income and withdrawals benefits (“GMIWB”), features are considered to be derivatives under SFAS No. 133, and changes in the fair value of the derivative are recognized through “Realized investment gains (losses), net.”

	GMDB	GMIB	GMIWB	Total
	(in thousands)
Balance as of January 1, 2004	$1,633	—	—	$1,633
Incurred guarantee benefits (1)	762	126	—	888
Paid guarantee benefits	(1,154)	—	—	(1,154)

Balance as of December 31, 2004	$1,241	$126	—	$1,367
Incurred guarantee benefits (1)	1,809	189	—	1,998
Paid guarantee benefits	(701)	—	—	(701)

Balance as of December 31, 2005	$2,349	$315	—	$2,664
Incurred guarantee benefits (1)	2,507	249	(130)	2,626
Paid guarantee benefits	(317)	—	—	(317)

Balance as of December 31, 2006	$4,539	$564	($130)	$4,973

(1)	Incurred guarantee benefits include the portion of assessments established as additions to reserves as well as changes in estimates effecting the reserves. Also includes changes in the fair value of features considered to be derivatives.

The GMDB liability is determined each period end by estimating the accumulated value of a portion of the total assessments to date less the accumulated value of the death benefits in excess of the account balance. The portion of assessments used is chosen such that, at issue, the present value of expected death benefits in excess of the projected account balance and the portion of the present value of total expected assessments over the lifetime of the contracts are equal. The GMIB liability was determined by estimating the accumulated value of a percentage of the total assessments to date less the accumulated value of the projected income benefits in excess of the account balance. The Company regularly evaluates the estimates used and adjusts the GMDB and GMIB liability balances, with a related charge or credit to earnings, if actual experience or other evidence suggests that earlier assumptions should be revised.

The present value of death benefits in excess of the projected account balance and the present value of total expected assessments for GMDB’s were determined over a reasonable range of stochastically generated scenarios. For variable annuities and variable universal life, 5,000 scenarios were stochastically generated and, from these, 200 scenarios were selected using a sampling technique. For variable life, various scenarios covering a reasonable range were weighted based on a statistical lognormal model. For universal life, 1,000 scenarios were stochastically generated and selected.

The GMIWB feature provides a contractholder with two methods to receive guaranteed minimum payments over time— a “withdrawal” option and an “income” option. Each of these amounts is based on a “protected withdrawal value” (the “GMIWB Protected Withdrawal Value”). The initial GMIWB Protected Withdrawal Value is determined as of the date that the contractholder makes his/her first withdrawal under the annuity following the election of the GMIWB. The initial GMIWB Protected Withdrawal Value is equal to the greatest of three amounts, which, stated generally, are (a) account value, plus additional purchase payments and any credits, rolled up at a specified percentage for a period of time (b) account value as of the date of the first withdrawal and (c) a specified highest anniversary value. Under the withdrawal option, the Company guarantees that a specified percentage of the GMIWB

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

8. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

Protected Withdrawal Value can be withdrawn each year until the GMIWB Protected Withdrawal Value has been exhausted. Under the income option, the Company guarantees that a lesser percentage of the GMIWB Protected Withdrawal Value can be withdrawn for life. As under the GMWB feature, the contract holder may elect to step-up the GMIWB Protected Withdrawal Value if, due to positive market performance, the account value is greater than the current GMIWB Protected Withdrawal Value. The Company reinsurers 100% of its liability associated with GMIWB with affiliates.

Deferred Sales Inducements

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

	2006	2005	2004
	(in thousands)
Balance, beginning of year	$13,616	$11,115	$7,879
Capitalization	6,382	3,863	4,461
Amortization	(985)	(1,362)	(1,225)

Balance, end of year	$19,013	$13,616	$11,115

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

Statutory net income (loss) of the Company amounted to $1 million, ($1) million, and $57 million for the years ended December 31, 2006, 2005 and 2004, respectively. Statutory surplus of the Company amounted to $137 million and $142 million at December 31, 2006 and 2005, respectively. The statutory loss in 2003 was primarily attributed to the surplus strain from new business, which results from higher commissions and selling expenses, which are not deferred under statutory accounting, and from increases to reserves. During 2004, the Company obtained reinsurance on the term life business from a captive affiliate, mitigating the surplus strain on that business. The agreement is discussed further (in Note 13 to the Financial Statements).

The Company is subject to New Jersey law. The maximum amount of dividends, which can be paid by State of New Jersey insurance companies to shareholders without prior approval of the Insurance Commissioner, is subject to N.J.S.A.17:27A-4.c(2)(b). There have been no dividend payments to the Company’s parent in 2006, 2005 or 2004.

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

Investment contracts

For individual deferred annuities and other deposit liabilities, fair value approximates carrying value.

The following table discloses the carrying amounts and fair values of the Company’s financial instruments at December 31:

	2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial assets:

Fixed maturities, available for sale	$920,925	$920,925	$991,575	$991,575
Policy loans	160,614	171,887	155,705	171,264
Short-term investments	11,259	11,259	23,501	23,501
Commercial loans	48,979	48,979	20,353	20,353
Cash and cash equivalents	59,543	59,543	116,040	116,040
Separate account assets	2,619,586	2,619,586	2,287,786	2,287,786

Financial liabilities:

Investment contracts	358,572	358,572	385,569	385,569
Cash collateral for loaned securities	28,212	28,212	86,530	86,530
Securities sold under repurchase agreements	4,005	4,005	1,708	1,708
Short Term Debt to affiliates	25,348	25,348	52,994	52,944
Separate account liabilities	2,619,586	2,619,586	2,287,786	2,287,786

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

11. DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies

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

Currency derivatives, including currency swaps, are used by the Company to reduce market risks from changes in currency exchange rates with respect to investments denominated in foreign currencies that the Company either holds or intends to acquire or sell.

Under currency swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between one currency and another at an exchange rate and calculated by reference to an agreed principal amount. Generally, the principal amount of each currency is exchanged at the beginning and termination of the currency swap by each party. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty for payments made in the same currency at each due date.

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

Embedded Derivatives

As described in Note 8, the Company sells variable annuity products which contain embedded derivatives. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees which are determined using pricing models. The Company has entered into reinsurance agreements to transfer the risk related to the embedded derivatives to affiliates. These reinsurance agreements are derivatives and have been accounted in the same manner as the embedded derivative.

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

Credit Risk

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date. The credit exposure of the Company’s over-the-counter derivative transactions is represented by the fair value (market value) of contracts with a positive fair value (market value) at the reporting date. Because exchange-traded futures are effected through regulated exchanges, and positions are settled on a daily basis, the Company has reduced exposure to credit-related losses in the event of nonperformance by counterparties to such financial instruments.

The Company enters into over-the-counter derivative transactions with creditworthy counterparties pursuant to master agreements that provide for a netting of payments and receipts with a single counterparty. Substantially all of the Company’s over-the-counter derivative contracts are transacted with an affiliate.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

12. COMMITMENTS, CONTINGENCIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund $14 million of commercial loans in 2006. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $18 million in 2006.

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

Litigation and Regulatory Proceedings

The Company’s litigation and regulatory matters are subject to legal and regulatory actions in the ordinary course of its businesses, which may include class action lawsuits. Pending legal and regulatory actions include proceedings relating to aspects of the businesses and operations that are specific to the Company and that are typical of the businesses in which the Company operates. Class action and individual lawsuits may involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payment and procedures, premium charges, policy servicing and breach of fiduciary duties to customers. The Company may also be subject to litigation arising out of its general business activities, such as its investments and third party contracts. In certain of these matters, the plaintiffs may seek large and/or indeterminate amounts, including punitive or exemplary damages.

The Company’s litigation and regulatory matters are subject to many uncertainties, and given the complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flows of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of litigation and regulatory matters, depending, in part, upon the results of operations or cash flows for such period. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, should not have a material adverse effect on the Company’s financial position.

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

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

13. RELATED PARTY TRANSACTIONS (Continued)

Prudential Insurance sponsors voluntary savings plan for the Company’s employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged the Company for the matching contribution to the plans was $0.4 million in 2006, 2005 and 2004, respectively.

The Company’s share of net expense for the pension plans was $1.0 million, $0.7 million and $0.8 million in 2006, 2005 and 2004, respectively.

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

Corporate Owned Life Insurance

The Company has sold two Corporate Owned Life Insurance (“COLI”) policies to Prudential Insurance. The cash surrender value included in separate accounts was $508 million and $470 million at December 31, 2006 and December 31, 2005, respectively. Fees related to the COLI policies were $5 million, $5 million and $4 million for the years ending December 31, 2006, 2005 and 2004, respectively.

Reinsurance with Affiliates

Prudential Arizona Reinsurance Capitive Company (PARCC)

The Company reinsures with PARCC 90% of the risks under its term life insurance policies through an automatic and facultative coinsurance agreement. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. The coinsurance agreement with PARCC also replaces the yearly renewable term agreements with external reinsurers that were previously in effect on this block of business. There was no net cost associated with the initial transaction. Reinsurance recoverables related to this agreement were $128 million and $85 million as of December 31, 2006 and December 31, 2005, respectively. Premiums ceded to PARCC in 2006, 2005, and 2004 were $86 million, $70 million and $25 million, respectively. Benefits ceded in 2006, 2005 and 2004 were $23 million, $19 million, and $15 million respectively.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks, not otherwise reinsured. Reinsurance recoverable related to this agreement was $7 million and $7 million as of December 31, 2006 and December 2005 respectively. Premiums and fees ceded to Prudential Insurance in 2006, 2005 and 2004 were $30 million, $24 million and $1 million, respectively. Benefits ceded in 2006, 2005 and 2004 were $28 million, $22 million, and $3 million, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions.

Pruco Reinsurance Ltd. (Pruco Re)

During 2005 and 2006, the Company entered into reinsurance agreements with Pruco Re as part of its risk management and capital management strategies for annuities. Effective October 3, 2005, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Lifetime Five benefit feature sold on its annuities after October 3, 2005.

Effective May 26, 2006, the Company entered into a new coinsurance agreement with Pruco Reinsurance, Ltd. providing for the 100% reinsurance of its Spousal Lifetime Five benefit feature sold on its annuities. Premiums and benefits ceded related to this treaty are de minimis.

Effective November 20, 2006, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime Five benefit feature sold on its annuities.

Debt Agreements

The Company has an agreement with Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance which allows it to borrow funds for working capital and liquidity needs. The borrowings under this agreement are limited to $100 million.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

There was $25 million of debt outstanding to Prudential Funding, LLC as of December 31, 2006 as compared to $53 million at December 31, 2005. Interest expense related to this agreement was $1 million in 2006 and $1 million in 2005, with related interest charged at a variable rate of 3.10% to 5.32%. As of December 31, 2006 and 2005, there was $32 million and $88 million, respectively, of asset-based financing.

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2006 and 2005 are summarized in the table below:

	Three months ended (in thousands)
	March 31	June 30	September 30	December 31
2006
Total revenues	$31,603	$30,459	$29,015	$38,413
Total benefits and expenses	24,282	26,918	3,999	23,880
Income from operations before income taxes	7,321	3,541	25,016	14,533
Net income	5,748	2,862	19,210	11,114

2005
Total revenues	$33,075	$35,883	$33,059	$35,773
Total benefits and expenses	26,118	24,867	7,830	26,159
Income from operations before income taxes	6,957	11,016	25,229	9,614
Net income	6,931	7,834	18,142	6,318