Form 10-Q
period 2007-03-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2007-05-11
CIK 1038509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 033-18053

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

As of May 11, 2007, 400,000 shares of the Registrant’s Common Stock (par value $5), were outstanding. As of such date, Pruco Life Insurance Company, an Arizona company and an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey Corporation, owned all of the Registrant’s Common Stock.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H)(1)(a) and (b) on Form 10-Q and

is therefore filing this Form with the reduced disclosure format.

FORWARD-LOOKING STATEMENTS

Some of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of stock, real estate and other financial markets; (2) interest rate fluctuations; (3) re-estimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and valuation of business acquired or goodwill; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (15) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (16) changes in assumptions for retirement expense. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2006 for discussion of certain risks relating to our businesses.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Financial Position

As of March 31, 2007 and December 31, 2006 (in thousands, except share amounts)

	March 31, 2007	December 31, 2006
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2006: $874,477 and 2006: $912,412)	$885,089	$920,925
Policy loans	161,578	160,614
Short-term investments	9,766	11,259
Commercial loans	66,293	48,979
Other long-term investments	9,672	9,446

Total investments	1,132,398	1,151,223
Cash and cash equivalents	74,956	59,543
Deferred policy acquisition costs	258,794	255,849
Accrued investment income	13,623	13,599
Reinsurance recoverable from affiliates	145,068	135,010
Receivables from affiliates	15,514	19,437
Deferred sales inducements	19,896	19,013
Other assets	3,132	8,618
Separate account assets	2,672,842	2,619,586

TOTAL ASSETS	$4,336,223	$4,281,878

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholders’ account balances	$821,740	$836,980
Future policy benefits and other policyholder liabilities	262,992	250,053
Cash collateral for loaned securities	25,359	28,212
Securities sold under agreements to repurchase	—	4,005
Income taxes	89,510	87,478
Short-term debt from affiliates	—	25,348
Payable to affiliates	14,233	2,377
Other liabilities	51,987	40,601
Separate account liabilities	2,672,842	2,619,586

Total liabilities	$3,938,663	$3,894,640

Commitments and Contingent Liabilities (See Note 2)

Stockholder’s Equity
Common stock, $5 par value; 400,000 shares, authorized; issued and outstanding	$2,000	$2,000
Additional paid-in capital	168,689	168,689
Retained earnings	221,823	212,518
Accumulated other comprehensive income	5,048	4,031

Total stockholder’s equity	397,560	387,238

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$4,336,223	$4,281,878

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Operations and Comprehensive Income

Three Months Ended March 31, 2007 and 2006 (in thousands)

	Three months ended March 31
	2007	2006
REVENUES
Premiums	$3,319	$2,301
Policy charges and fee income	15,984	14,943
Net investment income	16,559	16,163
Realized investment losses, net	(343)	(4,033)
Asset management fees	1,599	1,421
Other income	993	808

Total revenues	38,111	31,603

BENEFITS AND EXPENSES
Policyholders’ benefits	4,377	4,674
Interest credited to policyholders’ account balances	7,758	7,608
General, administrative and other expenses	12,888	12,000

Total benefits and expenses	25,023	24,282

Income from operations before income taxes	13,088	7,321

Income tax expense	3,322	1,573

NET INCOME	9,766	5,748

Increase (decrease) in net unrealized investment gains and changes in foreign currency, net of taxes (1)	1,017	(3,833)

TOTAL COMPREHENSIVE INCOME	$10,783	$1,915

(1)	Amounts are net of taxes of $547 thousand and $2,064 thousand for the three months ended March 31, 2007 and 2006, respectively.

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statement of Stockholder’s Equity

Three Months Ended March 31, 2007 (in thousands)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid–in Capital	Retained Earnings	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains	Total Accumulated Other Comprehensive Income	Total Stockholder’s Equity
Balance, December 31, 2006	$2,000	$168,689	$212,518	$29	$4,002	$4,031	$387,238
Net income	—	—	9,766	—	—	—	9,766
Cumulative effect of change in accounting principles, net of taxes			(461)	—	—	—	(461)
Change in foreign currency translation adjustments, net of taxes	—	—	—	5	—	5	5
Change in net unrealized investment gains, net of taxes	—	—	—	—	1,012	1,012	1,012

Balance, March 31, 2007	$2,000	$168,689	$221,823	$34	$5,014	$5,048	$397,560

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Cash Flows

Three Months Ended March 31, 2007 and 2006 (in thousands)

	Three months ended, March 31
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,766	$5,748
Adjustments to reconcile net income to net cash (used in) provided by
Operating activities:
Policy charges and fee income	(4,828)	(3,836)
Interest credited to policyholders’ account balances	7,758	7,608
Realized investment losses, net	343	4,033
Amortization and other non-cash items	205	554
Change in:
Future policy benefits and other insurance liabilities	12,962	11,849
Reinsurance recoverable	(10,058)	(12,192)
Accrued investment income	(24)	1,446
Receivable from affiliates	4,925	7,416
Payable to affiliates	11,856	5,844
Deferred policy acquisition costs	(4,212)	(4,104)
Income taxes payable	1,349	(4,993)
Deferred sales inducements	(1,004)	(944)
Other, net	(12,249)	(3,721)

Cash Flows From Operating Activities	16,789	14,708

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	78,201	258,175
Policy loans	5,101	4,158
Commercial Loans	269	174
Payments for the purchase of:
Fixed maturities, available for sale	(13,190)	(228,061)
Policy loans	(4,347)	(4,001)
Commercial Loans	(17,725)	(1,289)
Notes from parent and affiliates, net	(1,929)	0
Other long-term investments, net	(390)	158
Short-term investments, net	1,562	(9,175)

Cash Flows From Investing Activities	47,552	20,139

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
Policyholders’ account deposits	58,446	43,563
Policyholders’ account withdrawals	(76,407)	(47,521)
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(6,858)	8,983
Net change in financing arrangements (maturities 90 days or less)	(24,109)	(76,351)

Cash Flows (Used in) Financing Activities	(48,928)	(71,326)

Net increase (decrease) in cash and cash equivalents	15,413	(36,479)
Cash and cash equivalents, beginning of year	59,543	116,040

CASH AND CASH EQUIVALENTS, END OF PERIOD	$74,956	$79,561

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$1,973	$6,571

Interest paid	$259	$461

See Notes to Unaudited Interim Financial Statements

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

The Company has extensive transactions and relationships with Prudential Insurance and other affiliates. It is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

3. ACCOUNTING POLICIES AND PRONOUNCEMENTS

Accounting Pronouncements Adopted

Statement of Position (SOP) 05-1

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract, and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006.

The Company adopted SOP 05-1 effective January 1, 2007. The effect of initially adopting SOP 05-1 was a charge to the opening balance of retained earnings of $.2 million.

SFAS 155

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments.” This statement eliminates an exception from the requirement to bifurcate an embedded derivative feature from beneficial interests in securitized financial assets. The Company has used this exception for investments the Company has made in securitized financial assets in the normal course of operations, and thus has not previously had to consider whether such investments contain an embedded derivative. The new requirement to identify embedded derivatives in beneficial interests will be applied on a prospective basis only to beneficial interests acquired, issued, or subject to certain remeasurement conditions after the adoption of the guidance. This statement also provides an election, on an instrument by instrument basis, to measure at fair value an entire hybrid financial instrument that contains an embedded derivative requiring bifurcation, rather than measuring only the embedded derivative on a fair value basis. If the fair value election is chosen, changes in unrealized gains and losses are reflected in the Statements of Operations. The Company adopted this guidance effective January 1, 2007. The Company’s adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

Adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109. This interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The Company adopted FIN No. 48 on January 1, 2007, which resulted in an increase to its income tax liability and a decrease to retained earnings of $0.2 million as of January 1, 2007.

The Company had the following amounts of unrecognized tax benefits as of the date of adoption of FIN No. 48:

	Unrecognized tax benefits	Unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate
	(in millions)
Amounts related to tax years prior to 2002	$3.6	$3.6
Amounts related to tax years 2002 and forward	$1.7	$—

Total Unrecognized Tax Benefits all years	$5.3	$3.6

The Company classifies all interest and penalties related to tax uncertainties as income tax expense. As of the date of adoption of FIN No. 48, the Company had recorded $0.8 million in liabilities for tax-related interest and penalties.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“Service”) or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to our results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

On January 26, 2006, the Service officially closed the audit of the Company’s consolidated federal income tax returns for the 1997 to 2001 periods. As a result of certain favorable resolutions, the Company’s consolidated statement of operations for the year ended December 31, 2005 includes an income tax benefit of $3 million, reflecting a reduction in the Company’s liability for income taxes. The statute of limitations has closed for these tax years; however, there were tax attributes which were utilized in subsequent tax years that remain open on statute of limitations.

In December 2006, the Service completed all fieldwork with regards to its examination of the consolidated federal income tax returns for tax years 2002-2003. The final report was submitted to the Joint Committee on Taxation for their review in April 2007. The statute of limitations for the 2002-2003 tax years expires in 2008. In addition, certain tax years prior to 2002 have tax attributes for which the statute of limitations has not yet closed.

Pruco Life Insurance Company of New Jersey

Notes to Interim Financial Statements (Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

SFAS 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. This Statement does not require any new fair value measurements, but the application of this Statement could change current practices in determining fair value. The Company plans to adopt this guidance effective January 1, 2008. The Company is currently assessing the impact of SFAS No. 157 on the Company’s financial position and results of operations.

SFAS 159

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

4. REINSURANCE

The Company participates in reinsurance, with Prudential Insurance, Prudential Arizona Reinsurance Captive Company, or “PARCC,” and other companies, in order to, provide additional capacity for future growth and limit the maximum net loss potential arising from large risks. Reinsurance of Life Contracts is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company’s obligation as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability resulting from such inability of reinsurers to meet their obligation is considered to be remote.

Effective November 20, 2006, the Company entered into a coinsurance agreement with Pruco Reinsurance Ltd., or “Pruco Re,” providing for the 100% reinsurance of its Highest Daily Lifetime Five benefit feature sold on its annuities.

Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies. The affiliated reinsurance agreements are described further in Note 5 of the Financial Statements.

Reinsurance amounts included in the Company’s Statement of Operations and Comprehensive Income for the three months ended March 31, 2007 and 2006 are as follows.

	(in thousands)
	2007	2006
Direct premiums and policy charges and fee income	$52,957	$44,499
Reinsurance ceded	(33,654)	(27,255)

Premiums and policy charges and fee income	$19,303	$17,244

Policyholders’ benefits ceded	$9,446	$13,475

Realized capital gains ceded	$759	$62

Reinsurance premiums ceded for interest-sensitive life products is accounted for as a reduction of policy charges and fee income. Reinsurance ceded for term insurance products is accounted for as a reduction of premiums.

Reinsurance recoverables included in the Company’s Statements of Financial Position, at March 31, 2007 and December 31, 2006 were $145 million and $135 million, respectively.

Pruco Life Insurance Company of New Jersey

Notes to Interim Financial Statements (Unaudited)

4. REINSURANCE (continued)

The gross and net amounts of life insurance in force the three months ended March 31, were as follows:

	(in thousands)
	2007	2006
Life insurance face amount in force	$66,926,229	$55,315,014
Ceded	(59,332,791)	(48,633,351)

Net amount of life insurance in force	$7,593,438	$6,681,663

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

Prudential Insurance sponsors voluntary savings plan for its employees’ 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by Prudential Insurance of up to 4% of annual salary. The expense charged to the Company for the matching contribution to the plans was $0.1 million for each of the three months period ended March 31, 2007 and March 31, 2006.

The Company’s share of net expense for the pension plans was $0.2 million for each of the three months period ended March 31, 2007 and March 31, 2006.

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

Corporate Owned Life Insurance

The Company has sold two Corporate Owned Life Insurance, or (“COLI”) policies to Prudential Insurance. The cash surrender value included in separate accounts was $518 million and $508 million at March 31, 2007 and December 31, 2006, respectively. Fees related to the COLI policies were $1.4 million for the three months ended March 31, 2007 and $1.3 million for the three months ended March 31, 2006.

Pruco Life Insurance Company of New Jersey

Notes to Interim Financial Statements (Unaudited)

5. Related Party Transactions (continued)

Reinsurance with Affiliates

Prudential Arizona Reinsurance Captive Company (PARCC)

The Company reinsures 90% of the risks under its term life insurance policies through an automatic and facultative coinsurance agreement with PARCC. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. Reinsurance recoverables related to this agreement were $137 million and $128 million as of March 31, 2007 and December 31, 2006, respectively. Premiums ceded to PARCC for the three months ended March 31, 2007 and 2006 were $26 million and $20 million, respectively. Benefits ceded for the three months ended March 31, 2007 and 2006 were $3 million and $5 million, respectively. Reinsurance expense allowance net of capitalization and amortization for the three months ended March 31, 2007 and three months ended March 31, 2006 were $5 million and $5 million respectively.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. The reinsurance recoverables related to this agreement was $8 million and $7 million as of March 31, 2007 and December 31, 2006, respectively. Premiums and fees ceded to Prudential Insurance for the three months ended March 31, 2007 and March 31, 2006 were $8 million and $7 million, respectively. Benefits ceded for the three months ended March 31, 2007 and the three months ended March 31, 2006 were $6 million and $8 million, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions.

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

Effective May 26, 2006, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Spousal Lifetime Five benefit feature sold on its annuities. Premiums and benefits ceded under this treaty are de minimis.

Effective November 20, 2006, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime Five benefit feature sold on its annuities.

Debt Agreements

The Company has an agreement with Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance, which allows it to borrow funds for working capital and liquidity needs. The borrowings under this agreement are limited to $100 million. There was no debt outstanding to Prudential Funding, LLC as of March 31, 2007 as compared to $25 million at December 31, 2006. Interest expense related to this agreement was $0.3 million as of March 31, 2007 and $0.5 million as of March 31, 2006, with related interest charged at a variable rate ranging from 5.29% to 5.37% for 2007 and 4.28% to 4.88% for 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and therefore is filing this Form 10-Q with the reduced disclosure format.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or “MD&A,” addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of March 31, 2007, compared with December 31, 2006, and its results of operations for the three months ended March 31, 2007 and March 31, 2006. You should read the following analysis of our financial condition and results of operations in conjunction with the Company’s MD&A and audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as well as the Forward-Looking Statements and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

1. Changes in Financial Position

March 31, 2007 versus December 31, 2006

Total assets increased by $54 million, from $4.282 billion at December 31, 2006 to $4.336 billion at March 31, 2007. Separate account assets, increased by $53 million in the first quarter of 2007 due to positive net flows and market appreciation in the current quarter. Commercial loans increased $17 million, from $49 million at December 31, 2006 to $66 million at March 31, 2007, as additional funds were invested in commercial loans. Cash and cash equivalents are higher by $15 million due to accumulated portfolio cash flows in the current quarter. Reinsurance recoverables increased by $10 million, as a result of continued growth in term insurance in force under the PARCC coinsurance agreement.

Fixed maturities decreased by $36 million, from $921 million to $885 million. This decrease was primarily driven by outstanding fixed maturity trade settlements and re-investment in commercial loans, mentioned above.

Total liabilities increased by $44 million from $3.895 billion at December 31, 2006, to $3.939 billion at March 31, 2007. Corresponding with the asset change, separate account liabilities increased by $53 million from $2.620 billion at December 31, 2006, to $2.673 billion at March 31, 2007 as described above. Future policy benefits and other policyholder liabilities increased by $13 million, from $250 million at December 31, 2006, as a result of growth in the term insurance business. The Company’s short-term borrowings from an affiliate used to provide short-term working capital was $25 million at December 31, 2006 and was repaid in full by March 31, 2007. Total securities lending activity decreased by $7 million. The relative amounts of cash collateral for loaned securities and securities sold under agreements to repurchase decreased $3 million and $4 million, respectively.

2. Results of Operations

March 31, 2007 to March 31, 2006 Three Month Comparison

Net Income

Net income of $10 million for the three months ended March 31, 2007 increased $4 million, from $6 million in the three months ended March 31, 2006. Net realized losses are $4 million lower for the three months ended March 31, 2007.

Revenues

Revenues increased by $6 million, from $32 million in the three months ended March 31, 2006 to $38 million for the three months ended March 31, 2007. Policy charges and fee income, consisting primarily of mortality and expense, loading and other insurance charges assessed on general and separate account policyholders’ fund balances, increased by $1 million, from $15 million for the three months ended March 31, 2006 to $16 million for the three months ended March 31, 2007, primarily driven by higher fees from growth in assets under management resulting from market appreciation and growth of insurance in force. Realized losses are $4 million lower for the three months ended March 31, 2007. Premiums increased by $1 million, from $2 million for the three months ended March 31, 2006, to $3 million for the three months ended March 31, 2007, due to increased term insurance sales net of reinsurance.

Benefits and Expenses

Total benefits and expenses increased $1 million, for the three months ended March 31, 2007 compared to three months ended March 31, 2007. This increase is primarily driven by higher general, administrative and other expenses due to higher expense charges for growing sales.

Income Tax Expense

Tax expense for three months ended March 31, 2007 increased approximately $2 million from the same period in 2006, primarily due to higher income before taxes.

Item 4.	Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2007, our disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), occurred during the quarter ended March 31, 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

The Company’s litigation and regulatory matters are subject to many uncertainties, and given the complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of litigation and regulatory matters, depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, should not have a material adverse effect on the Company’s financial position. See Note 2 to the Unaudited Interim Financial Statements included herein for additional discussion of our litigation and regulatory matters.

Item 1A.	Risk Factors

You should carefully consider the risks described under “ Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

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
Tucker I. Marr
(Authorized Signatory and Principal Accounting and Financial Officer)

Date: May 11, 2007

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.