Form 10-Q
period 2007-06-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2007-08-10
CIK 1038509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 10, 2007, 400,000 shares of the Registrant’s Common Stock (par value $5), were outstanding. As of such date, Pruco Life Insurance Company, an Arizona company and an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey Corporation, owned all of the Registrant’s Common Stock.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H)(1)(a) and (b)

on Form 10-Q and is therefore filing this Form with the reduced disclosure format.

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of stock, real estate and other financial markets; (2) interest rate fluctuations; (3) re-estimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and valuation of business acquired; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (15) ) changes in statutory accounting principles generally accepted in the United States of America or “U.S. GAAP”, accounting principles, practices or policies; and (16) changes in assumptions for retirement expense. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2006 for discussion of certain risks relating to our businesses.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Financial Position

As of June 30, 2007 and December 31, 2006 (in thousands, except share amounts))

	June 30, 2007	December 31, 2006
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2007: $871,062 and 2006: $912,412)	$867,356	$920,925
Policy loans	162,060	160,614
Short-term investments	16,848	11,259
Commercial loans	67,496	48,979
Other long-term investments	10,254	9,446

Total investments	1,124,014	1,151,223
Cash and cash equivalents	34,891	59,543
Deferred policy acquisition costs	272,033	255,849
Accrued investment income	13,499	13,599
Reinsurance recoverable	154,844	135,010
Receivables from parent and affiliates	34,347	19,437
Deferred sales inducements	20,250	19,013
Other assets	2,579	8,618
Separate account assets	2,797,099	2,619,586

TOTAL ASSETS	$4,453,556	$4,281,878

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholders’ account balances	$804,914	$836,980
Future policy benefits and other policyholder liabilities	275,668	250,053
Cash collateral for loaned securities	21,264	28,212
Securities sold under agreements to repurchase	104	4,005
Income taxes	90,864	87,478
Short-term debt from affiliates	—	25,348
Payable to parent and affiliates	30,395	2,377
Other liabilities	31,569	40,601
Separate account liabilities	2,797,099	2,619,586

Total liabilities	$4,051,877	$3,894,640

Commitments and Contingent Liabilities (See Note 2)

Stockholder’s Equity
Common stock, $5 par value; 400,000 shares, authorized; issued and outstanding	$2,000	$2,000
Additional paid-in capital	168,689	168,689
Retained earnings	231,808	212,518
Accumulated other comprehensive (loss) income	(818)	4,031

Total stockholder’s equity	401,679	387,238

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$4,453,556	$4,281,878

See Notes to (Unaudited) Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Operations and Comprehensive Income

Three and Six Months Ended June 30, 2007 and 2006 (in thousands)

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
REVENUES

Premiums	$2,814	$2,138	$6,133	$4,439
Policy charges and fee income	18,352	17,172	34,336	32,114
Net investment income	16,598	16,087	33,157	32,250
Realized investment gains (losses), net	164	(7,332)	(179)	(11,365)
Asset management fees	1,777	1,462	3,376	2,883
Other income	997	932	1,990	1,740

Total revenues	40,702	30,459	78,813	62,061

BENEFITS AND EXPENSES

Policyholders’ benefits	4,440	5,257	8,817	9,931
Interest credited to policyholders’ account balances	8,097	7,600	15,855	15,208
General, administrative and other expenses	13,667	14,061	26,555	26,060

Total benefits and expenses	26,204	26,918	51,227	51,199

Income from operations before income taxes	14,498	3,541	27,586	10,862
Income tax expense	4,513	679	7,835	2,252

NET INCOME	9,985	2,862	19,751	8,610

(Decrease) in net unrealized investment gains and changes in foreign currency, net of taxes (1)	(5,866)	(1,637)	(4,849)	(5,471)

COMPREHENSIVE INCOME	$4,119	$1,225	$14,902	$3,139

(1)	Amounts are net of tax benefits of $3 million and $1 million for the three months ended June 30, 2007 and 2006, respectively, and $3 million and $3 million for the six months ended June 30, 2007 and 2006.

See Notes to (Unaudited) Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statement of Stockholder’s Equity

Six Months Ended June 30, 2007 (in thousands)

	Common Stock	Additional Paid–in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)			Total Stockholder’s Equity
				Foreign Currency Translation Adjustments	Net Unrealized Investment Gains/(Losses)	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2006	$2,000	$168,689	$212,518	$29	$4,002	$4,031	$387,238

Net income	—	—	19,751				19,751
Cumulative effect of change in accounting principles, net of taxes	—	—	(461)	—	—	—	(461)
Change in foreign currency translation adjustments, net of taxes	—	—	—	13	—	13	13
Change in net unrealized investment gains, net of taxes	—	—	—	—	(4,862)	(4,862)	(4,862)

Balance, June 30, 2007	$2,000	$168,689	$231,808	$42	$(860)	$(818)	$401,679

See Notes to (Unaudited) Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Cash Flows

Six Months Ended June 30, 2007 and 2006 (in thousands)

	Six months ended, June 30
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,751	$8,610
Adjustments to reconcile net income to net cash (used in) provided by Operating activities:
Policy charges and fee income	(8,854)	(7,776)
Interest credited to policyholders’ account balances	15,855	15,208
Realized investment losses, net	179	11,365
Amortization and other non-cash items	(1,140)	780
Change in:
Future policy benefits and other insurance liabilities	25,639	20,890
Reinsurance recoverable	(19,834)	(19,471)
Accrued investment income	99	2,177
Receivable from parent and affiliates	(14,166)	4,192
Payable to parent and affiliates	28,018	9,768
Deferred policy acquisition costs	(9,805)	(7,738)
Income taxes	5,863	2,339
Deferred sales inducements	(1,358)	(2,505)
Other, net	(12,232)	(1,081)

Cash Flows From Operating Activities	28,015	36,758

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	144,607	822,953
Policy loans	9,946	9,195
Commercial Loans	460	282
Payments for the purchase of:
Fixed maturities, available for sale	(95,860)	(763,493)
Policy loans	(8,008)	(7,769)
Commercial loans	(19,304)	(9,971)
Other long-term investments, net	(721)	1,269
Short-term investments, net	(5,529)	4,147
Change in:
Notes receivable from parent and affiliates, net	(789)	(1,353)

Cash Flows From Investing Activities	24,802	55,260

CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	117,067	108,143
Policyholders’ account withdrawals	(158,271)	(112,867)
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(10,848)	(25,202)
Net change in financing arrangements (maturities 90 days or less)	(25,417)	(92,311)

Cash Flows (Used in) Financing Activities	(77,469)	(122,237)

Net decrease in cash and cash equivalents	(24,652)	(30,219)
Cash and cash equivalents, beginning of year	59,543	116,040

CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,891	$85,821

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded)	$1,973	$(88)

Interest paid	$260	$593

See Notes to (Unaudited) Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Notes to Interim Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

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

The most significant estimates include those used in determining deferred policy acquisition costs, investments, future policy benefits, provision for income taxes, embedded derivatives, reserves for contingent liabilities and reserves for losses in connection with unresolved legal matters.

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

Litigation and Regulatory Matters

The Company is subject to legal and regulatory actions in the ordinary course of its businesses, which may include class action lawsuits. Pending legal and regulatory actions include proceedings relating to aspects of the businesses and operations that are specific to the Company and that are typical of the businesses in which the Company operates. Class action and individual lawsuits may involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payment and procedures, premium charges, policy servicing and breach of fiduciary duties to customers. The Company may also be subject to litigation arising out of its general business activities, such as its investments and third party contracts and could be exposed to claims or litigation concerning business or process patents. In certain of these matters, the plaintiffs may seek large and/or indeterminate amounts, including punitive or exemplary damages.

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

Accounting Pronouncements Adopted

FIN 48 adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109

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

In December 2006, the Service completed all fieldwork with regard to its examination of the consolidated federal income tax returns for tax years 2002-2003. The final report was submitted to the Joint Committee on Taxation for their review in April 2007. The statute of limitations for the 2002-2003 tax years expires in 2008. In addition, certain tax years prior to 2002 have tax attributes for which the statute of limitations has not yet closed.

Pruco Life Insurance Company of New Jersey

Notes to Interim Financial Statements (Unaudited)

3.	ACCOUNTING PRONOUNCEMENTS ADOPTED (continued)

Statement of Position (SOP) 05-1

In September 2005, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract, and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company adopted SOP 05-1 effective January 1, 2007. The effect of initially adopting SOP 05-1 was a charge to the opening balance of retained earnings of $.2 million, net of $.1 million of taxes.

SFAS 155

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments.” This statement eliminates an exception from the requirement to bifurcate an embedded derivative feature from beneficial interests in securitized financial assets. The Company has relied upon this exception for certain investments that the Company has made in securitized financial assets in the normal course of operations, and thus has not previously had to consider whether such investments contain an embedded derivative. The new requirement to identify embedded derivatives in beneficial interests will be applied on a prospective basis only to beneficial interests acquired, issued, or subject to certain remeasurement conditions after the adoption of the guidance. This statement also provides an election, on an instrument by instrument basis, to measure at fair value an entire hybrid financial instrument that contains an embedded derivative requiring bifurcation, rather than measuring only the embedded derivative on a fair value basis. If the fair value election is chosen, changes in unrealized gains and losses are reflected in the Statements of Operations. The Company adopted this guidance effective January 1, 2007. The Company’s adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

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

The Company ceded reinsurance to Prudential Insurance, Prudential Arizona Reinsurance Captive Company, or “PARCC,” and other companies, in order to, provide additional capacity for future growth and limit the maximum net loss potential arising from large risks. Reinsurance of life contracts is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company’s obligation as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability resulting from such inability of reinsurers to meet their obligation is considered to be remote.

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

Reinsurance amounts included in the Company’s Statement of Operations and Comprehensive Income for the six months ended June 30, 2007 and 2006 are presented below.

	(in thousands)
	2007	2006
Direct premiums and policy charges and fee income	$108,945	$92,100
Reinsurance ceded	(68,476)	(55,547)

Premiums and policy charges and fee income	$40,469	$36,553

Policyholders’ benefits ceded	$22,135	$24,893

Realized capital gains ceded	$1,910	$385

Reinsurance premiums ceded for interest-sensitive life products is accounted for as a reduction of policy charges and fee income. Reinsurance ceded for term insurance products is accounted for as a reduction of premiums.

Realized capital gains ceded include the reinsurance of the Company’s derivatives under SFAS No. 133. Changes in the fair value of the derivative are recognized through “Realized investment gains”.

Reinsurance recoverables included in the Company’s Statements of Financial Position, at June 30, 2007 and December 31, 2006 were $155 million and $135 million, respectively.

The gross and net amounts of life insurance in force the six months ended June 30, 2007 and 2006 were as follows:

	(in thousands)
	2007	2006
Life insurance face amount in force	$70,320,517	$57,694,880
Ceded	(62,406,305)	(50,867,441)

Net amount of life insurance in force	$7,914,212	$6,827,439

5.	RELATED PARTY TRANSACTIONS

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

The Company receives a charge for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Benefits are based on final average earning and length of service, while benefits for other employees are based on an account balance, which takes into consideration age, service and earnings during career.

Pruco Life Insurance Company of New Jersey

Notes to Interim Financial Statements (Unaudited)

5.	RELATED PARTY TRANSACTIONS (continued)

Prudential Insurance sponsors voluntary savings plans for the Company’s employee’s 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged the Company for the matching contribution to the plans was $0.2 million for each of the six months ended June 30, 2007 and 2006.

The Company’s share of net expense for the pension plans was $0.5 million for each of the six months ended June 30, 2007 and 2006.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

Affiliated Asset Management Fee Income

In accordance with a servicing agreement with Prudential Investments LLC, the Company receives fee income from policyholders’ account balances invested in the Prudential Series Funds. These revenues are recorded as “Asset management fees” in the Statements of Operations and Comprehensive Income, net of related investment management expenses paid to Prudential Investments LLC, under this agreement.

Corporate Owned Life Insurance

The Company has sold two Corporate Owned Life Insurance, or “COLI”, policies to Prudential Insurance. The cash surrender value included in separate accounts was $519 million and $508 million at June 30, 2007 and December 31, 2006, respectively. Fees related to the COLI policies in the six months ended June 30, 2007 and 2006 were $3 million.

Reinsurance with Affiliates

Prudential Arizona Reinsurance Captive Company (PARCC)

The Company reinsures 90% of the risks under its term life insurance policies through an automatic and facultative coinsurance agreement with PARCC. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $148 million and $128 million as of June 30, 2007 and December 31, 2006, respectively. Premiums ceded to PARCC for the six months ended June 30, 2007 and 2006 were $52 million and $41 million, respectively. Benefits ceded for the six months ended June 30, 2007 and 2006 were $9 million and $11 million, respectively. Reinsurance expense allowances, net of capitalization and amortization for the six months ended June 30, 2007 and the six months ended June 30, 2006 were $11 million and $10 million, respectively.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. The reinsurance recoverables related to this agreement were $6 million and $7 million as of June 30, 2007 and December 31, 2006, respectively. Premiums and fees ceded to Prudential Insurance for the six months ended June 30, 2007 and 2006 were $16 million and $15 million, respectively. Benefits ceded for the six months ended June 30, 2007 and 2006 were $13 million, and $14 million, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

Pruco Reinsurance Ltd. (Pruco Re)

During 2005 and 2006, the Company entered into reinsurance agreements with Pruco Re as part of its risk management and capital management strategies for annuities. Effective July 1, 2005, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Lifetime Five benefit feature sold on its annuities on or after May 6, 2005. Effective March 20, 2006, the Company entered into a coinsurance agreement with Pruco Reinsurance, Ltd. providing for the 100% reinsurance of its Lifetime Five benefit feature sold on its annuities.

Pruco Life Insurance Company of New Jersey

Notes to Interim Financial Statements (Unaudited)

5.	RELATED PARTY TRANSACTIONS (continued)

Debt Agreements

The Company and its parent, Pruco Life, have an agreement with Pru Funding, LLC, a wholly owned subsidiary of Prudential Insurance, which allows it to borrow funds for working capital and liquidity needs. The borrowings under this agreement are limited to $100 million. The Company had no debt outstanding to Pru Funding, LLC as of June 30, 2007 compared to $25 million at December 31, 2006. Interest expense related to this agreement was $0.3 million for the six months ended June 30, 2007 and $0.6 million for the six months ended June 30, 2006. The related interest was charged at a variable rate ranging from 5.28% to 5.37% for 2007 and 4.28% to 5.32% in 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and therefore is filing this form with the reduced disclosure format.

This Management’s Discussion and Analysis, or “MD&A,” of Financial Condition and Results of Operations addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of June 30, 2007, compared with December 31, 2006, and its results of operations for the three and six month periods ended June 30, 2007 and June 30, 2006. You should read the following analysis of our financial condition and results of operations in conjunction with the Company’s MD&A and audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as well as the Forward-Looking Statements and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

General

The Company sells interest-sensitive individual life insurance and variable life insurance, term life insurance and individual variable annuities, primarily through Prudential Insurance’s sales force in New Jersey and New York. These markets are subject to regulatory oversight, with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers, that have historically segregated the markets of the financial services industry, have been changed. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels.

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

June 30, 2007 versus December 31, 2006

Total assets increased by $172 million, from $4.282 billion at December 31, 2006 to $4.454 billion at June 30, 2007. Separate account assets increased by $177 million from $2.620 billion at December 31, 2006 to $2.797 billion at June 30, 2007 due to market performance and net sales in the first six months of 2007. Commercial loans increased $18 million, from $49 million at December 31, 2006 to $67 million at June 30, 2007, as additional funds were invested in commercial loans. Cash and cash equivalents are lower by $25 million as cash used in financing activities exceeded cash provided from operating and investing activities in the first six months of 2007. Reinsurance recoverables increased by $20 million as a result of continued growth in term in force covered in the PARCC coinsurance agreement.

Fixed maturities decreased by $54 million, from $921 million at December 31, 2006 to $867 million at June 30, 2007. The decrease is primarily driven by the movement of contractholder assets from the fixed rate general account options to the variable separate account investment options, and re-investment in commercial loans, mentioned above.

Total liabilities increased by $157 million from $3.895 billion at December 31, 2006, to $4.052 billion at June 30, 2007, primarily due to separate account liabilities growth of $177 million as described above. Future policy benefits and other policyholder liabilities increased by $26 million, from $250 million at December 31, 2006 to $276 billion at June 30, 2007, as a result of growth in the term insurance business. Policyholder account balances decreased by $32 million, primarily due to the movement of contractholder assets from the fixed rate general account options to the variable separate account investment options in annuity products. The Company’s short-term borrowings from an affiliate used to provide short-term working capital was $25 million at December 31, 2006 and was repaid in 2007. Total securities lending activity decreased by $11 million. The relative amounts of cash collateral for loaned securities and securities sold under agreements to repurchase decreased $7 million and $4 million, respectively.

2.	Results of Operations

June 30, 2007 to June 30, 2006 Three Month Comparison

Net Income

Net income of $10 million for the three months ended June 30, 2007 increased $7 million, from $3 million in the three months ended June 30, 2006, primarily driven by lower realized losses and higher separate account fees due to growth.

Revenues

Revenues increased by $11 million, from $30 million in the three months ended June 30, 2006 to $41 million for the three months ended June 30, 2007. Partially due to realized investment gains which decreased by $8 million. Policy charges and fee income, consisting primarily of mortality and expense charges, loading and other insurance charges assessed on general and separate account policyholders’ fund balances, increased by $1 million, from $17 million in 2006. This increase is driven by more fees from growth in the in force and higher fees earned on increased separate account balances as described above.

Net investment income increased by $1 million, from $16 million for the three months ended June 30, 2006 to $17 million for the three months ended June 30, 2007. The increase in investment income is primarily due to higher yields driven by investment activities in a rising interest rate environment.

Benefits and Expenses

Total benefits and expenses decreased $1 million, for the three months ended June 30, 2007 compared to three months ended June 30, 2007, due to lower guaranteed minimum death benefits in the annuities products driven by market performance. This was partially offset by higher term and other benefit reserves from growth in the in force.

General, administrative and other expenses were essentially unchanged for the three months ended June 30, 2007 compared to the prior year period.

Income Tax Expense

Income tax expense for the three months ended June 30, 2007 increased approximately $4 million compared to the three months ended June 30, 2006, primarily due to higher pre-tax income in the current quarter.

June 30, 2007 to June 30, 2006 Six Month Comparison

Net Income

Net income of $20 million for the six months ended June 30, 2007 increased $11 million, from $9 million in the six months ended June 30, 2006, primarily driven by lower realized losses and higher separate account fees due to growth.

Revenues

Revenues increased by $17 million, from $62 million in the six months ended June 30, 2006 to $79 million for the six months ended June 30, 2007. Net realized investment losses are $11 million lower for the six months ended June 30, 2007. Policy charges and fee income, consisting primarily of mortality and expense charges, loading and other insurance charges assessed on general and separate account policyholders’ fund balances, increased by $2 million, from $32 million in 2006. This increase is driven by more fees from growth in the in force and higher separate account funds as described above.

Net investment income increased by $1 million, from $32 million for the six months ended June 30, 2006 to $33 million for the six months ended June 30, 2007. The increase in investment income is primarily due to higher yields driven by investment activities in a rising interest rate environment.

Benefits and Expenses

Total benefits and expenses are relatively flat, for the six months ended June 30, 2007 compared to six months ended June 30, 2007. Policyholders’ account balances decreased by $1 million, due to lower guaranteed minimum death benefits in the annuity products driven by market performance. Partially offset by higher term and other benefit reserves from growth in the in force. General and administrative expenses and interest credited on Policyholders’ account balances were both slightly higher for the six months ended June 30, 2007.

Income Tax Expense

Income tax expense for the six months ended June 30, 2007 increased $6 million, from $2 million in the six months ended June 30, 2006 to $8 million in the current year period, primarily due to higher pre-tax income in the current year.

Item 4.	Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities Exchange Commission, or “SEC,” is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d–15(e), as of June 30, 2007. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a–15(f) and 15d–15(f), occurred during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to legal and regulatory actions in the ordinary course of our businesses, which may include class action lawsuits. Legal and regulatory actions may include proceedings relating to aspects of the businesses and operations that are specific to us and that are typical of the businesses in which we operate. Class action and individual lawsuits may involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payment and procedures, premium charges, policy servicing and breach of fiduciary duties to customers. We are also subject to litigation arising out of its general business activities, such as its investments and third party contracts and could be exposed to claims or litigation concerning business or process patents. In certain of these matters, the plaintiffs may seek large and/or indeterminate amounts, including punitive or exemplary damages.

Our litigation and regulatory matters are subject to many uncertainties, and given the complexity and scope, the outcomes cannot be predicted. It is possible that our results of operations or the cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters, depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, should not have a material adverse effect on our financial position.

The foregoing discussion is limited to recent developments concerning our legal and regulatory proceedings. See Note 2 to the Unaudited Interim Financial Statements included herein for additional discussion of our litigation and regulatory matters.

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

Date: August 10, 2007

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.