Form 10-Q
period 2007-09-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2007-11-13
CIK 1038509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 13, 2007, 400,000 shares of the Registrant’s Common Stock (par value $5), were outstanding. As of such date, Pruco Life Insurance Company, an Arizona company and an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey Corporation, owned all of the Registrant’s Common Stock.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H)(1)(a) and (b) on

Form 10-Q and is therefore filing this Form with the reduced disclosure format.

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of stock, real estate and other financial markets; (2) interest rate fluctuations; (3) re-estimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and valuation of business acquired; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (15) ) changes in statutory accounting principles generally accepted in the United States of America or “U.S. GAAP”, accounting principles, practices or policies; and (16) changes in assumptions for retirement expense. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2006 and in this Quarterly Report on Form 10-Q for discussion of certain risks relating to our businesses and investment in our securities

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Financial Position

As of September 30, 2007 and December 31, 2006 (in thousands, except share amounts)

	September 30, 2007	December 31, 2006
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2007:$873,550; 2006: $912,692)	$875,752	$920,925
Policy loans	163,176	160,614
Short-term investments	2,578	11,259
Commercial loans	83,482	48,979
Other long-term investments	10,057	9,446

Total investments	1,135,045	1,151,223
Cash and cash equivalents	46,809	59,543
Deferred policy acquisition costs	270,872	255,849
Accrued investment income	13,728	13,599
Reinsurance recoverable from parent	171,241	135,010
Receivables from parent and affiliates	30,114	19,437
Deferred sales inducements	20,695	19,013
Other assets	2,808	8,618
Separate account assets	2,924,306	2,619,586

TOTAL ASSETS	$4,615,618	$4,281,878

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholders’ account balances	$802,263	$836,980
Future policy benefits and other policyholder liabilities	292,138	250,053
Cash collateral for loaned securities	24,902	28,212
Securities sold under agreements to repurchase	15,997	4,005
Income taxes	86,345	87,478
Short-term debt from affiliates	—	25,348
Payable to parent and affiliates	8,973	2,377
Other liabilities	43,979	40,601
Separate account liabilities	2,924,306	2,619,586

Total liabilities	$4,198,903	$3,894,640

Commitments and Contingent Liabilities (See Note 2)

Stockholder’s Equity
Common stock, $5 par value 400,000 shares, authorized, issued and outstanding	$2,000	$2,000
Additional paid-in capital	168,689	168,689
Retained earnings	244,215	212,518
Accumulated other comprehensive income	1,811	4,031

Total stockholder’s equity	416,715	387,238

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$4,615,618	$4,281,878

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Operations and Comprehensive Income

Three and Nine Months Ended September 30, 2007 and 2006 (in thousands)

	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006
REVENUES

Premiums	$3,155	$1,763	$9,288	$6,202
Policy charges and fee income	25,199	10,634	59,535	42,748
Net investment income	16,715	16,748	49,872	48,998
Realized investment gains (losses), net	(1,380)	(2,528)	(1,559)	(13,894)
Asset management fees	1,765	1,512	5,141	4,396
Other income	1,019	886	3,009	2,626

Total revenues	46,473	29,015	125,286	91,076

BENEFITS AND EXPENSES

Policyholders’ benefits	3,425	2,452	12,242	12,383
Interest credited to policyholders’ account balances	7,817	7,292	23,672	22,500
General, administrative and other expenses	17,728	(5,745)	44,283	20,315

Total benefits and expenses	28,970	3,999	80,197	55,198

Income from operations before income taxes	17,503	25,016	45,089	35,878
Income tax expense	5,095	5,806	12,930	8,058

NET INCOME	12,408	19,210	32,159	27,820

Change in net unrealized investment gains and changes in foreign currency, net of taxes (1)	2,629	8,034	(2,220)	2,563

COMPREHENSIVE INCOME	$15,037	$27,244	$29,939	$30,383

(1)	Amounts are net of tax expenses of $(1.4) million and $(4.3) million for the three months ended September 30, 2007 and 2006, respectively, and a tax benefit of $1.2 million and a tax expense of $(1.4) million for the nine months ended September 30, 2007 and 2006, respectively.

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statement of Stockholder’s Equity

Nine Months Ended September 30, 2007 (in thousands)

				Accumulated Other Comprehensive Income Gain (Loss)
	Common Stock	Additional Paid–in Capital	Retained Earnings	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Loss)	Total Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance, December 31, 2006	$2,000	$168,689	$212,518	$29	$4,002	$4,031	$387,238
Net income	—	—	32,159				32,159
Cumulative effect of changes in accounting principles, net of taxes	—	—	(462)	—	—	—	(462)
Change in foreign currency translation adjustments, net of taxes	—	—	—	56	—	56	56
Change in net unrealized investment gains, net of taxes	—	—	—	—	(2,276)	(2,276)	(2,276)

Balance, September 30, 2007	$2,000	$168,689	$244,215	$85	$1,726	$1,811	$416,715

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Cash Flows

Nine Months Ended September 30, 2007 and 2006 (in thousands)

	Nine months ended, September 30
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,159	$27,820
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	(13,076)	(7,167)
Interest credited to policyholders’ account balances	23,672	22,500
Realized investment losses, net	1,559	13,894
Amortization and other non-cash items	(667)	844
Change in:
Future policy benefits and other insurance liabilities	42,109	31,391
Reinsurance recoverable	(36,232)	(27,767)
Accrued investment income	(129)	1,656
Receivable from parent and affiliates	(9,458)	5,614
Payable to parent and affiliates	6,596	(503)
Deferred policy acquisition costs	(11,577)	(28,778)
Income taxes	(73)	8,145
Deferred sales inducements	(1,803)	(4,178)
Other, net	(22,955)	(3,212)

Cash Flows From Operating Activities	10,125	40,259

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	219,264	977,765
Policy loans	14,788	13,915
Commercial Loans	754	471
Payments for the purchase of:
Fixed maturities, available for sale	(161,799)	(946,235)
Policy loans	(12,206)	(11,678)
Commercial loans	(35,631)	(24,191)
Other long-term investments, net	(1,813)	(1,821)
Short-term investments, net	8,668	3,355
Change in:
Notes receivable from parent and affiliates, net	(1,369)	(2,174)

Cash Flows From Investing Activities	30,656	9,407

CASH FLOWS USED IN FINANCING ACTIVITIES:
Policyholders’ account deposits	167,544	166,409
Policyholders’ account withdrawals	(214,228)	(182,035)
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	8,682	(55,976)
Net change in financing arrangements (maturities 90 days or less)	(15,513)	(70,443)

Cash Flows (Used in) Financing Activities	(53,515)	(142,045)

Net decrease in cash and cash equivalents	(12,734)	(92,379)
Cash and cash equivalents, beginning of year	59,543	116,040

CASH AND CASH EQUIVALENTS, END OF PERIOD	$46,809	$23,661

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded)	$13,003	$(88)

Interest paid	$263	$739

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

In December 2006, the Service completed all fieldwork with regard to its examination of the consolidated federal income tax returns for tax years 2002-2003. The final report was submitted to the Joint Committee on Taxation for their review in April 2007. In July 2007, the Joint Committee returned the report to the Service for additional review of an industry issue regarding

Pruco Life Insurance Company of New Jersey

Notes to Interim Financial Statements (Unaudited)

3. ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

the methodology for calculating the dividend received deduction related to variable life insurance and annuity contracts. The Company is responding to the Service’s request for additional information. In August 2007, the Service subsequently issued Revenue Ruling 2007-54. Revenue Ruling 2007-54 included among other items, guidance on the methodology to be followed in calculating the dividend received deduction related to variable life insurance and annuity contracts. In September 2007, the Service released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informs taxpayers that the U.S. Treasury Department and the Service intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. These activities had no impact on the Company’s 2007 results.

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

Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies. The affiliated reinsurance agreements are described further in Note 5 of the Unaudited Interim Financial Statements.

Reinsurance amounts included in the Company’s Statement of Operations and Comprehensive Income for the nine months ended September 30, 2007 and 2006 are presented below.

	(in thousands)
	2007	2006
Direct premiums and policy charges and fee income	$173,979	$133,520
Reinsurance ceded	(105,156)	(84,570)

Premiums and policy charges and fee income	$68,823	$48,950

Policyholders’ benefits ceded	$36,720	$37,301

Realized capital gains (Losses) ceded, net	$(861)	$39

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

Reinsurance recoverables included in the Company’s Statements of Financial Position, at September 30, 2007 and December 31, 2006 were $171 million and $135 million, respectively.

The gross and net amounts of life insurance in force the nine months ended September 30, 2007 and 2006 were as follows:

	2007	2006
	(in thousands)
Life insurance face amount in force	$75,252,925	$60,146,526
Ceded	(65,196,893)	(53,096,367)

Net amount of life insurance in force	$10,056,032	$7,050,159

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance

Pruco Life Insurance Company of New Jersey

Notes to Interim Financial Statements (Unaudited)

5. RELATED PARTY TRANSACTIONS (continued)

to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million for the nine months ended September 30, 2007. The expense charged to the Company for the deferred compensation program was $.4 million for the nine months ended September 30, 2007 and 2006, respectively.

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

Prudential Insurance sponsors voluntary savings plans for the Company’s employee’s 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged the Company for the matching contribution to the plans was $0.3 million for each of the nine months ended September 30, 2007 and 2006.

The Company’s share of net expense for the pension plans was $1 million for each of the nine months ended September 30, 2007 and 2006.

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

Corporate Owned Life Insurance

The Company has sold two Corporate Owned Life Insurance, or “COLI”, policies to Prudential Insurance and one in the third quarter of 2007 to Prudential Financial. The cash surrender value included in separate accounts was $521 million and $508 million at September 30, 2007 and December 31, 2006, respectively. Fees related to the COLI policies in the nine months ended September 30, 2007 and 2006 were $15 million and $4 million, respectively.

Reinsurance with Affiliates

Prudential Arizona Reinsurance Captive Company (PARCC)

The Company reinsures 90% of the risks under its term life insurance policies through an automatic and facultative coinsurance agreement with PARCC. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $165 million and $128 million as of September 30, 2007 and December 31, 2006, respectively. Premiums ceded to PARCC for the nine months ended September 30, 2007 and 2006 were $79 million and $62 million, respectively. Benefits ceded for the nine months ended September 30, 2007 and 2006 were $19 million and $14 million, respectively. Reinsurance expense allowances, net of capitalization and amortization for the six months ended September 30, 2007 and the nine months ended September 30, 2006 were $16 million and $15 million, respectively.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. The reinsurance recoverables related to this agreement were $6 million and $7 million as of September 30, 2007 and December 31, 2006, respectively. Premiums and fees ceded to Prudential Insurance for the nine months ended September 30, 2007 and 2006 were $25 million and $22 million, respectively. Benefits ceded for the nine months ended September 30, 2007 and 2006 were $17 million, and $23 million, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

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

Effective March 20, 2006, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Lifetime Five benefit feature sold on its annuities.

Debt Agreements

The Company and its parent, Pruco Life, have an agreement with Pru Funding, LLC, a wholly owned subsidiary of Prudential Insurance, which allows it to borrow funds for working capital and liquidity needs. The borrowings under this agreement are limited to $100 million. The Company had no debt outstanding to Pru Funding, LLC as of September 30, 2007 compared to $25 million at December 31, 2006. Interest expense related to this agreement was less than $1 million for each of the nine months ended September 30, 2007 and 2006. The related interest was charged at a variable rate ranging from 4.81% to 5.86% for 2007 and 4.28% to 5.42% for 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and therefore is filing this form with the reduced disclosure format.

This Management’s Discussion and Analysis, or “MD&A,” of Financial Condition and Results of Operations addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of September 30, 2007, compared with December 31, 2006, and its results of operations for the three and nine month periods ended September 30, 2007 and September 30, 2006. You should read the following analysis of our financial condition and results of operations in conjunction with the “Risk Factors” section, the MD&A and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as well as the Forward-Looking Statements and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

1. Changes in Financial Position

September 30, 2007 versus December 31, 2006

Total assets increased by $334 million, from $4.282 billion at December 31, 2006 to $4.616 billion at September 30, 2007. Separate account assets increased by $304 million from $2.620 billion at December 31, 2006 to $2.924 billion at September 30, 2007 due to market performance and net sales in the first nine months of 2007. Commercial loans increased $34 million, from $49 million at December 31, 2006 to $83 million at September 30, 2007, as additional funds were invested in commercial loans. Cash and cash equivalents are lower by $13 million as cash used in financing activities exceeded cash provided from operating and investing activities in the first nine months of 2007. Deferred policy acquisition costs increased by $15 million from $256 million at December 31, 2006, to $271 million at September 30, 2007, primarily driven by capitalization of acquisition costs from continued growth of term sales. Reinsurance recoverables increased by $36 million as a result of continued growth in term in force covered in the PARCC coinsurance agreement.

Fixed maturities decreased by $45 million, from $921 million at December 31, 2006 to $876 million at September 30, 2007. The decrease is primarily driven by the movement of contractholder assets from the fixed rate general account options to the variable separate account investment options, and re-investment in commercial loans, mentioned above.

Total liabilities increased by $304 million from $3.895 billion at December 31, 2006, to $4.199 billion at September 30, 2007, primarily due to separate account liabilities growth of $304 million as described above. Future policy benefits and other policyholder liabilities increased by $42 million, from $250 million at December 31, 2006 to $292 million at September 30, 2007, as a result of growth in the term insurance business. Policyholder account balances decreased by $35 million, primarily due to the movement of contractholder assets from the fixed rate general account options to the variable separate account investment options in annuity products. The Company’s short-term borrowings from an affiliate used to provide short-term working capital was $25 million at December 31, 2006 and was repaid in 2007. Total securities lending activity increased by $9 million. The relative amounts of cash collateral for loaned securities and securities sold under agreements to repurchase increased $3 million and decreased $12 million, respectively.

2. Results of Operations

September 30, 2007 to September 30, 2006 Three Month Comparison

Net Income

Net income of $12 million for the three months ended September 30, 2007 decreased $7 million, from $19 million in the three months ended September 30, 2006. Results for both periods include the impact of an annual review of our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs and unearned revenue reserves for our variable and universal life products. The current quarter included a $1 million benefit before taxes resulting from this annual review. The prior year quarter reflected an $11 million benefit before taxes related to the annual review, primarily resulting from improvement in expected investment spreads. Absent the impacts of the annual reviews conducted in the third quarter of both periods after tax net income was $2 million higher than the prior year quarter mainly driven by the sale of a large COLI case to an affiliate and higher fees from growth in separate account assets resulting from market appreciation.

Revenues

Revenues increased by $17 million, from $29 million in the three months ended September 30, 2006, to $46 million for the three months ended September 30, 2007. Policy charges and fee income, consisting primarily of mortality and expense charges, loading and other insurance charges assessed on general and separate account policyholders’ fund balances, increased by $14 million, from $11 million in 2006, to $25 million for the three months ended September 30, 2007, including $7 million due to updates in both periods of our assumptions related to the amortization of unearned revenue reserves based on the annual reviews, as discussed above. Absent this item policy charges and fee income increased $7 million in the three months ended September 30, 2007, reflecting growth in our universal life insurance in force, the sale of a large COLI case to an affiliate and higher fees from growth in separate account assets resulting from market appreciation. Premiums increased slightly from the prior year due to growth in Term Life business.

Benefits and Expenses

Total benefits and expenses increased $25 million, from $4 million in the three months ended September 30, 2006, to $29 million for the three months ended September 30, 2007, driven by higher general, administrative, and other expenses which increased by $23 million from ($6) million in the three months ended September 30, 2006 compared to $18 million for the three months ended September 30, 2007. General, administrative, and other expenses in the third quarter of 2006 was primarily driven by the annual review, discussed above, which resulted in a reduction in amortization of deferred acquisition costs of $15 million. In the third quarter of 2007, the annual review resulted in an increase in amortization of deferred acquisition costs of $3 million. Absent the impacts of the annual reviews conducted in the third quarter of both periods, general, administrative, and other expenses increased $6 million in the three months ended September 30, 2007 primarily due to higher business related expenses.

Income Tax Expense

The income tax provision amounted to $5 million in the third quarter of 2007 compared to $6 million in the third quarter of 2006, representing 29% of income from continuing operations before income taxes in the third quarter of 2007 and 23% in the third quarter of 2006.

We employ various tax strategies, including strategies to minimize the amount of taxes resulting from realized capital gains.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109 on January 1, 2007. For additional information regarding the adoption of this guidance, (see Note 3 of the Unaudited Interim Consolidated Financial Statements.)

The dividends received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between our periodic effective tax rate and the federal statutory tax rate of 35%. In August 2007, the Internal Revenue Service, or (“Service”), released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the dividends received deduction related to variable life insurance and annuity contracts. In September 2007, the Service released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspends Revenue Ruling 2007-54 and informs taxpayers that the U.S. Treasury Department and the Service intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. These activities had no impact on our 2007 results.

September 30, 2007 to September 30, 2006 Nine Month Comparison

Net Income

Net income of $32 million for the nine months ended September 30, 2007 increased $4 million, from $28 million in the nine months ended September 30, 2006. Results for both periods include the impact of an annual review of our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs and unearned revenue reserves for our variable and universal life products. The first nine months of 2007, included a $1 million benefit before taxes resulting from this annual review. The first nine months of 2006, reflected an $11 million benefit before taxes related to the annual review, primarily resulting from improvement in expected investment spreads. Absent the impacts of the annual reviews conducted in both periods after tax net income was $19 million higher than prior year mainly driven by the sale of a large COLI case to an affiliate and higher fees from growth in separate account assets resulting from market appreciation.

Revenues

Revenues increased by $34 million, from $91 million in the nine months ended September 30, 2006 to $125 million for the nine months ended September 30, 2007. Policy charges and fee income, consisting primarily of mortality and expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, increased by $17 million from $43 million for the nine months ended September 30, 2006, to $60 million for the nine months ended September 30, 2007, including $7 million due to updates in both periods of our assumptions related to the amortization of unearned revenue reserves based on the annual reviews as discussed above. Absent this item policy charges and fee income increased $10 million in the nine months ended September 30, 2007 reflecting growth in our universal life insurance in force, the sale of a large COLI case to an affiliate and higher fees from growth in Separate account assets resulting from market appreciation. Also contributing to this increase is lower realized losses of $12 million due to additional realized losses from the sales of fixed maturities in a rising interest rate environment in 2006. Premiums increased by $3 million, from $6 million for the nine months ended September 30, 2006, to $9 million for the nine months ended September 30, 2007, due to increased term sales, net of reinsurance.

Net investment income increased by $1 million, from $49 million for the nine months ended September 30, 2006, to $50 million for the nine months ended September 30, 2007. The increase in investment income is primarily due to higher yields driven by investment activities.

Benefits and Expenses

Total benefits and expenses increased $25 million, from $55 million for the nine months ended September 30, 2006, to $80 million for the nine months ended September 30, 2007. Primarily driven by general, administrative, and other expenses which increased by $24 million from $20 million in the nine months ended September 30, 2006 to $44 million for the nine months ended September 30, 2007. General, administrative, and other expenses in the first nine months of 2006 was primarily driven by the annual review, discussed above, which resulted in a reduction in amortization of deferred acquisition costs of $15 million. In the first nine month of 2007, the annual review resulted in an increase in amortization of deferred acquisition costs of $3 million. Absent the impacts of the annual reviews conducted in both periods, general, administrative, and other expenses increased $6 million in the nine months ended September 30, 2007 primarily due to higher business related expenses.

Income Tax Expense

The income tax provision amounted to $13 million in the first nine months of 2007 compared to $8 million in the first nine months of 2006, representing 29% of income from continuing operations before income taxes in the first nine months of 2007 and 22% in the first nine months of 2006. (Also see accounting pronouncement above in 3-month comparison)

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities Exchange Commission, or “SEC,” is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d–15(e), as of September 30, 2007. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a–15(f) and 15d–15(f), occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in our Annual Report on Form 10-K and in the immediately following paragraph and elsewhere in this Quarterly Report on Form 10-Q.

The third quarter of 2007 was characterized by adverse capital market conditions generally affecting the value and liquidity of certain fixed maturity securities, as well as other investments. Regardless of market conditions, certain investments we hold, including private bonds and commercial mortgages, are relatively illiquid. While we have various sources of liquidity other than selling these investments, if we needed to sell these investments we may have difficulty doing so in a timely manner at a price we would realize if we otherwise held the investments. Adverse capital market conditions could impact the liquidity of our investments, affecting their value and potentially resulting in higher realized and/or unrealized losses.

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

Date: November 13, 2007

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.