Form 10-Q
period 2008-03-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2008-05-09
CIK 1038509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of May 9, 2008, 400,000 shares of the Registrant’s Common Stock (par value $5), were outstanding. As of such date, Pruco Life Insurance Company, an Arizona company and an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey Corporation, owned all of the Registrant’s Common Stock.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H)(1)(a) and (b) on Form 10-Q and is therefore filing this Form with the reduced disclosure format.

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) interest rate fluctuations; (3) re-estimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and valuation of business acquired; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (15) changes in statutory accounting principles generally accepted in the United States of America or “U.S. GAAP”, accounting principles, practices or policies; and (16) changes in assumptions for retirement expense. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2007 and in this Quarterly Report on Form 10-Q for discussion of certain risks relating to our businesses and investment in our securities.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Financial Position

As of March 31, 2008 and December 31, 2007 (in thousands, except share amounts)

	March 31, 2008	December 31, 2007
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2008:$865,979; 2007: $898,932)	$862,680	$903,520
Equity securities	4,164	4,408
Policy loans	167,443	166,373
Short-term investments	8,008	12,376
Commercial loans	125,356	101,583
Other long-term investments	5,267	5,631

Total investments	1,172,918	1,193,891
Cash and cash equivalents	19,430	33,185
Deferred policy acquisition costs	279,928	273,144
Accrued investment income	14,315	14,182
Reinsurance recoverables	214,958	186,587
Receivables from parent and affiliates	44,402	43,920
Deferred sales inducements	23,548	21,957
Other assets	4,176	3,217
Separate account assets	2,773,644	2,926,421

TOTAL ASSETS	$4,547,319	$4,696,504

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholders’ account balances	816,969	805,605
Future policy benefits and other policyholder liabilities	340,996	312,637
Cash collateral for loaned securities	23,998	26,060
Securities sold under agreements to repurchase	—	14,621
Income taxes payable	78,694	86,328
Short-term debt from affiliates	41,912	55,863
Payable to parent and affiliates	11,949	8,304
Other liabilities	28,600	34,226
Separate account liabilities	2,773,644	2,926,421

Total liabilities	$4,116,762	$4,270,065

Commitments and Contingent Liabilities (See Note 2)
Stockholder’s Equity
Common stock, $5 par value 400,000 shares, authorized, issued and outstanding	2,000	2,000
Additional paid-in capital	168,998	168,998
Retained earnings	259,794	252,259
Accumulated other comprehensive income (loss)	(235)	3,182

Total stockholder’s equity	430,557	426,439

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$4,547,319	$4,696,504

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Operations and Comprehensive Income

Three Months Ended March 31, 2008 and 2007 (in thousands)

	Three months ended March 31
	2008	2007
REVENUES

Premiums	$3,813	$3,319
Policy charges and fee income	18,364	15,984
Net investment income	16,996	16,559
Realized investment (losses), net	(4,755)	(343)
Asset management fees	1,783	1,599
Other income	1,227	993

Total revenues	37,428	38,111

BENEFITS AND EXPENSES

Policyholders’ benefits	4,729	4,377
Interest credited to policyholders’ account balances	7,262	7,758
General, administrative and other expenses	14,990	12,888

Total benefits and expenses	26,981	25,023

Income from operations before income taxes	10,447	13,088
Income tax expense	2,912	3,322

NET INCOME	7,535	9,766

Change in net unrealized investment gains (losses) and changes in foreign currency, net of taxes (1)	(3,417)	1,017

COMPREHENSIVE INCOME	$4,118	$10,783

(1)	Amounts are net of tax benefits of $2 million and $547 thousand tax expense for the three months ended March 31, 2008 and 2007, respectively.

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statement of Stockholder’s Equity

Three Months Ended March 31, 2008 (in thousands)

	Common Stock	Additional Paid–in Capital	Retained Earnings	Accumulated Other Comprehensive Income Gain (Loss)			Total Stockholder’s Equity
				Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2007	$2,000	$168,998	$252,259	$108	$3,074	$3,182	$426,439
Net income			7,535				7,535
Change in foreign currency translation adjustments, net of taxes				67		67	67
Change in net unrealized investment (losses), net of taxes					(3,484)	(3,484)	(3,484)

Balance, March 31, 2008	$2,000	$168,998	$259,794	$175	$(410)	$(235)	$430,557

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Cash Flows

Three Months Ended March 31, 2008 and 2007 (in thousands)

	Three months ended, March 31
	2008	2007
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$7,535	$9,766
Adjustments to reconcile net income to net cash from (used in)operating activities:
Policy charges and fee income	(7,297)	(4,775)
Interest credited to policyholders’ account balances	7,262	7,758
Realized investment losses, net	4,755	343
Amortization and other non-cash items	(121)	205
Change in:
Future policy benefits and other insurance liabilities	28,235	12,962
Reinsurance recoverable	(28,371)	(10,058)
Accrued investment income	(133)	(24)
Receivable from parent and affiliates	(326)	4,925
Payable to parent and affiliates	3,645	11,856
Deferred policy acquisition costs	(2,072)	(4,212)
Income taxes payable	(5,794)	1,349
Deferred sales inducements	(1,591)	(1,004)
Other, net	(8,420)	(12,302)

Cash Flows From (Used In) Operating Activities	(2,693)	16,789

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	60,952	78,201
Policy loans	4,615	5,101
Commercial Loans	740	269
Equity securities	—	—
Payments for the purchase of:
Fixed maturities, available for sale	(33,156)	(13,190)
Policy loans	(3,939)	(4,347)
Commercial loans	(19,787)	(17,725)
Equity securities	—	—
Notes receivable from parent and affiliates, net	(1,262)	(1,929)
Other long-term investments, net	(3,233)	(390)
Short-term investments, net	4,356	1,562

Cash Flows From Investing Activities	9,286	47,552

CASH FLOWS USED IN FINANCING ACTIVITIES:
Policyholders’ account deposits	67,765	58,446
Policyholders’ account withdrawals	(58,283)	(76,407)
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(16,683)	(6,858)
Net change in financing arrangements (maturities 90 days or less)	(13,147)	(24,109)

Cash Flows (Used in) Financing Activities	(20,348)	(48,928)

Net increase (decrease) in cash and cash equivalents	(13,755)	15,413
Cash and cash equivalents, beginning of year	33,185	59,543

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,430	$74,956

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$8,705	$1,973

Interest paid	$389	$259

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

1.	BASIS OF PRESENTATION

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

The Company has extensive transactions and relationships with Prudential Insurance and other affiliates. It is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Litigation and Regulatory Matters

We are subject to legal and regulatory actions in the ordinary course of our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and proceedings generally applicable to business practices in the industries in which we operate. We are subject to class action lawsuits and individual lawsuits involving a variety of issues, including sales practices, underwriting practices, claims payment and procedures, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, return of premiums or excessive premium charges and breach of fiduciary duties to customers. In our annuity operations, we are subject to litigation involving class action lawsuits and other litigation alleging, among other things, that we made improper or inadequate disclosures in connection with the sale of annuity

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

2.	CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

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

Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial position. Management believes, however, that, based on information currently known to it, the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, is not likely to have a material adverse effect on the Company’s financial position.

3.	ACCOUNTING POLICIES AND PRONOUNCEMENTS

Accounting Pronouncements Adopted

SFAS 159

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement provides companies with an option to report selected financial assets and liabilities at fair value, with the associated changes in fair value reflected in the Statements of Operations. The Company adopted this guidance effective January 1, 2008 and has not elected to fair value any additional assets or liabilities under this statement.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement does not change which assets and liabilities are required to be recorded at fair value, but the application of this statement could change practices in determining fair value. The Company adopted this guidance effective January 1, 2008. See Note 6 for more information on SFAS No. 157.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” an amendment of FASB Statement No. 133. This statement amends and expands the disclosure requirements for derivative instruments and hedging activities by requiring companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 161 on the notes to the financial statements.

In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”. The FSP provides recognition and derecognition guidance for a repurchase financing transaction, which is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties, that is entered into contemporaneously with or in contemplation of, the initial transfer. The FSP is effective for fiscal years beginning after November 15, 2008. The FSP is to be applied prospectively to new transactions entered into after the adoption date. The Company will adopt this guidance effective January 1, 2009. The Company is currently assessing the impact of this FSP on the Company’s financial position and results of operations.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

4.	REINSURANCE

The Company participates in reinsurance, with Prudential Insurance, Prudential Arizona Reinsurance Captive Company “PARCC”, and Pruco Reinsurance, Ltd. “Pruco Re”, in order to provide risk diversification, provide additional capacity for future growth and limit the maximum net loss potential arising from large risks. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability resulting from such inability of reinsurers to meet their obligation is considered to be remote.

Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. Amounts recoverable from reinsurers for both long and short-duration contracts are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies. The affiliated reinsurance agreements are described further in Note 5 of the Unaudited Interim Financial Statements.

Reinsurance amounts included in the Company’s Unaudited Interim Statement of Operations and Comprehensive Income for the three months ended March 31, 2008 and 2007 are presented below.

	(in thousands)
	2008	2007
Direct premiums and policy charges and fee income	$62,677	$52,957
Reinsurance ceded	(40,500)	(33,654)

Premiums and policy charges and fee income	$22,177	$19,303

Policyholders’ benefits ceded	$15,175	$9,446

Realized capital gains ceded, net	$5,181	$759

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

Reinsurance recoverables included in the Company’s Statements of Financial Position, at March 31, 2008 and December 31, 2007 were $215 million and $187 million, respectively.

The gross and net amounts of life insurance in force as of March 31, 2008 and 2007 were as follows:

	(in thousands)
	2008	2007
Life insurance face amount in force	$81,543,103	$66,926,229
Ceded	(72,145,084)	(59,332,791)

Net amount of life insurance in force	$9,398,019	$7,593,438

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

5.	RELATED PARTY TRANSACTIONS

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million for the three months ended March 31, 2008 and 2007. The expense charged to the Company for the deferred compensation program was less than $1 million for the three months ended March 31, 2008 and 2007.

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

Prudential Insurance sponsors voluntary savings plans for the Company’s employee’s 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged the Company for the matching contribution to the plans was $0.1 million for each of the three months ended March 31, 2008 and 2007.

The Company’s share of net expense for the pension plans was $0.2 million for each of the three months ended March 31, 2008 and 2007.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

Affiliated Asset Management Fee Income

Beginning October 1, 2002, in accordance with a servicing agreement with Prudential Investments LLC, the Company receives fee income from policyholder account balances invested in the Prudential Series Funds (“PSF”). The Company also receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust Funds. These revenues are recorded as “Asset management fees” in the Unaudited Interim Statements of Operations and Comprehensive Income.

Corporate Owned Life Insurance

The Company has sold two Corporate Owned Life Insurance, or “COLI”, contracts to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI contracts was $589 million and $606 million at March 31, 2008 and December 31, 2007, respectively. Fees related to these COLI contracts in the three months ended March 31, 2008 and 2007 were $2 million and $1 million, respectively.

Reinsurance with Affiliates

PARCC

The Company reinsures 90% of the risks under its term life insurance policies through an automatic and facultative coinsurance agreement with PARCC. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $198 million and $177 million as of March 31, 2008 and December 31, 2007, respectively. Premiums ceded to PARCC for the three months ended March 31, 2008 and 2007 were $32 million and $26 million, respectively. Benefits ceded for the three months ended March 31, 2008 and 2007 were $9 million and $3 million, respectively. Reinsurance expense allowances, net of capitalization and amortization for the three months ended March 31, 2008 and the three months ended March 31, 2007 were $6 million and $5 million, respectively.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

5.	RELATED PARTY TRANSACTIONS (continued)

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. The reinsurance recoverables related to this agreement were $7 million and $5 million as of March 31, 2008 and December 31, 2007, respectively. Premiums and fees ceded to Prudential Insurance for the three months ended March 31, 2008 and 2007 were $9 million and $8 million, respectively. Benefits ceded for the three months ended March 31, 2008 and 2007 were $6 million, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

Pruco Re

During 2005 and 2006, the Company entered into reinsurance agreements with Pruco Re as part of its risk management and capital management strategies for annuities. Effective October 3, 2005, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Lifetime Five benefit feature sold on its annuities. Effective May 1, 2006, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Spousal Lifetime Five benefit feature sold on its annuities.

Debt Agreements

The Company and its parent, Pruco Life, have an agreement with Pru Funding, LLC, a wholly owned subsidiary of Prudential Insurance, which allows it to borrow funds for working capital and liquidity needs. The borrowings under this agreement are limited to $100 million. The Company had $42 million of debt outstanding to Prudential Funding, LLC as of March 31, 2008 compared to no debt outstanding at March 31, 2007. Interest expense related to this agreement was less than $1 million for each of the three months ended March 31, 2008 and 2007. The related interest was charged at a variable rate ranging from 2.13% to 4.31% for 2008 and 5.29% to 5.37% for 2007.

6.	FAIR VALUE

Fair Value Measurement – Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

Level 1 – Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These generally provide the most reliable evidence and are used to measure fair value whenever available. The Company’s Level 1 assets and liabilities primarily include equity securities and derivative contracts that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities and other observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities, short-term investments and cash equivalents (primarily commercial paper and money market funds), and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities (and validated through backtesting to trade data or confirmation that the pricing service significant inputs are observable) or determined through use of valuation methodologies using observable market inputs.

Level 3 – Fair value is based on significant unobservable inputs for the asset or liability. These inputs reflect the Company’s or third party pricing service assumptions about the assumptions market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, (including certain asset-backed securities), certain highly structured over-the-counter derivative contracts, and embedded derivatives resulting from certain products with guaranteed benefits. Valuations are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

6.	FAIR VALUE (continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2008.

	Level 1	Level 2	Level 3	Netting (2)	Total
	(in thousands)
Fixed maturities, available for sale	$—	$843,908	$18,772	$—	$862,680
Equity securities, available for sale		1,989	2,175	—	4,164
Other long-term investments	(137)	(1,575)	(1,219)	—	(2,931)
Short term investments	—	8,008	—	—	8,008
Cash and cash equivalents	—	13,760	—	—	13,760
Other assets	—	—	8,637	—	8,637

Sub-total excluding separate account assets	(137)	866,090	28,365	—	894,318
Separate account assets (1)	1,316,583	1,449,329	7,732	—	2,773,644

Total assets	$1,316,446	$2,315,419	$36,097	$—	$3,667,962

Future policy benefits	—	—	8,770	—	8,770

Total liabilities	$—	$—	$8,770	$—	$8,770

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Statement of Financial Position.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty as permitted by FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

6. FAIR VALUE (continued)

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the period January 1, 2008 to March 31, 2008, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2008.

	Fixed Maturities, Available For Sale	Equity Securities, Available for Sale	Other Long-term Investments	Other Assets
	(in thousands)
Fair value, beginning of period	$23,659	$2,271	$(279)	$3,079
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(9)	—	(940)	5,245
Asset management fees and other income	—	—	—	—
Interest credited to policyholder account	—	—	—	—
Included in other comprehensive income (loss)	(1,526)	(96)	—	—
Net investment income	9	—	—	—
Purchases, sales, issuances, and settlements	(4,924)	—	—	313
Transfers into (out of) Level 3	1,563	—	—	—

Fair value, end of period	$18,772	$2,175	$(1,219)	$8,637

Unrealized gains (losses) for the period relating to those level 3 assets that were still held by the Company at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$—	$—	$(940)	$5,274
Asset management fees and other income	$—	$—	$—	$—
Interest credited to policyholder account	$—	$—	$—	$—
Included in other comprehensive income (loss)	$(117)	$—	$—	$—

	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$7,716	$(3,087)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(5,357)
Asset management fees and other income	—	—
Interest credited to policyholder account	16	—
Included in other comprehensive income	—	—
Net investment income	—	—
Purchases, sales, issuances, and settlements	—	(326)
Transfers into (out of) Level 3	—	—

Fair value, end of period	$7,732	$(8,770)

Unrealized gains (losses) for the period relating to those level 3 assets and liabilities that were still held by the Company at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$—	$(5,385)
Asset management fees and other income	$—	$—
Interest credited to policyholder account	$16	$—
Included in other comprehensive income	$—	$—

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Statement of Financial Position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and therefore is filing this form with the reduced disclosure format.

This Management’s Discussion and Analysis, or “MD&A,” of Financial Condition and Results of Operations addresses the financial condition of the Company, as of March 31, 2008, compared with December 31, 2007, and its results of operations for the three month periods ended March 31, 2008 and March 31, 2007. You should read the following analysis of our financial condition and results of operations in conjunction with the “Risk Factors” section, the MD&A and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as well as the Forward-Looking Statements and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The Company also earns profits from the interest spread earned on general account products. The interest spread represents the difference between the investment income earned by the Company on its investment portfolio and the amount of interest credited to the policyholders’ accounts. Products that generate interest-spread primarily include general account life insurance products, fixed annuities and the fixed-rate option of variable annuities.

In addition to policy charges and fee income, the Company earns revenues from insurance premiums from term life insurance and asset management fees from separate account fund balances. The Company’s benefits and expenses principally consist of insurance benefits provided, general business expenses, commissions and other costs of selling and servicing the various products the Company sells and interest credited to policyholders’ account balances.

1.	Changes in Financial Position

March 31, 2008 versus December 31, 2007

Total assets decreased by $150 million, from $4.697 billion at December 31, 2007 to $4.547 billion at March 31, 2008. Separate account assets decreased by $152 million from $2.926 billion at December 31, 2007 to $2.774 billion at March 31, 2008 due to market performance. Commercial loans increased $24 million, from $102 million at December 31, 2007 to $126 million at March 31, 2008, as additional funds were invested in commercial loans. Reinsurance recoverables increased by $28 million from $187 million at December 31, 2007 to $215 million at March 31, 2008 as a result of continued growth in term in force covered in the PARCC coinsurance agreement.

Fixed maturities decreased by $41 million, from $904 million at December 31, 2007 to $863 million at March 31, 2008. The decrease was primarily driven by the movement of contractholder assets from the fixed rate general account options to the variable separate account investment options, and reallocation of investment in commercial loans.

Total liabilities decreased by $153 million from $4.270 billion at December 31, 2007, to $4.117 billion at March 31, 2008, primarily due to a decline in separate account liabilities of $152 million consistent with the decline described above. Future policy benefits and other policyholder liabilities increased by $28 million, from $313 million at December 31, 2007 to $341 million at March 31, 2008, as a result of growth in the term insurance business. Policyholder account balances increased by $11 million, from $806 million at December 31, 2007 to $817 million at March 31, 2008, primarily due to continued sales for both annuity and life products. Total securities lending activity decreased by $16 million. The relative amounts of cash collateral for loaned securities and securities sold under agreements to repurchase decreased $2 million and decreased $14 million, respectively.

2. Results of Operations

March 31, 2008 to March 31, 2007 Three Month Comparison

Net Income

Net income of $8 million for the three months ended March 31, 2008 decreased $2 million, from $10 million in the three months ended March 31, 2007.

Revenues

Revenues decreased by $1 million, from $38 million in the three months ended March 31, 2007, to $37 million for the three months ended March 31, 2008. This decline was primarily driven by net derivative losses in 2008 primarily reflecting net mark-to-market losses of $1 million on embedded derivatives associated with certain externally managed investments in the European market. Offsetting this is Policy charges and fee income, which consist primarily of mortality and expense charges, loading and other insurance charges assessed on general and separate account policyholders’ fund balances, that increased by $2 million, from $16 million three months ended March 31, 2007, to $18 million for the three months ended March 31, 2008.

Benefits and Expenses

Total benefits and expenses increased $2 million, from $25 million in the three months ended March 31, 2007, to $27 million for the three months ended March 31, 2008, driven by higher general, administrative, and other expenses which increased by $2 million from $13 million in the three months ended March 31, 2007 compared to $15 million for the three months ended March 31, 2008 primarily due to higher business related expenses.

Income Tax Expense

The income tax provision amounted to $3 million in the first quarter of 2008 compared to $3 million in the first quarter of 2007, representing 28% of income from continuing operations before income taxes in the first quarter of 2008 and 25% in the first quarter of 2007.

We employ various tax strategies, including strategies to minimize the amount of taxes resulting from realized capital gains.

In December 2006, the Service completed all fieldwork with regards to its examination of the federal income tax returns for tax years 2002-2003. The final report was submitted to the Joint Committee on Taxation for their review in April 2007 and in March 2008. The Joint Committee returned the report to the Service for additional review of an industry issue regarding the methodology for calculating the dividends received deduction related to variable life insurance and annuity contracts. The Company has responded to the Service’s request for additional information. The report has been resubmitted to the Joint Committee. The statute of limitations for the 2002-2003 tax years expires in 2009.

The dividends received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between our periodic effective tax rate and the federal statutory tax rate of 35%. In August 2007, the Internal Revenue Service, or (“Service”), released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the dividends received deduction related to variable life insurance and annuity contracts. In September 2007, the Service released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspends Revenue Ruling 2007-54 and informs taxpayers that the U.S. Treasury Department and the Service intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. These activities had no impact on our 2008 results.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e), as of March 31, 2008. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a–15(f), occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to legal and regulatory actions in the ordinary course of our businesses, including class actions. Legal and regulatory actions may include proceedings relating to aspects of the businesses and operations that are specific to us and that are typical of the businesses in which we operate. Class action and individual lawsuits may involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payment and procedures, premium charges, policy servicing and breach of fiduciary duties to customers. We are also subject to litigation arising out of our general business activities, such as our investments and third party contracts and could be exposed to claims or litigation concerning business or process patents. In certain of these matters, the plaintiffs may seek large and/or indeterminate amounts, including punitive or exemplary damages.

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

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in our Annual Report on Form 10-K and in the immediately following paragraph and elsewhere in this Quarterly Report on Form 10-Q.

The first quarter of 2008 was characterized by adverse capital market conditions generally affecting the value and liquidity of certain fixed maturity securities, as well as other investments. Regardless of market conditions, certain investments we hold, including private bonds and commercial mortgages, are relatively illiquid. Although we have various sources of liquidity other than selling these investments, if we needed to sell these investments we may have difficulty doing so in a timely manner at a price we would realize if we otherwise held the investments. Adverse capital market conditions could impact the liquidity of our investments, affecting their value and potentially resulting in higher realized and/or unrealized losses.

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

Date: May 9, 2008

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.