Form 10-Q
period 2008-06-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2008-08-11
CIK 1038509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 11, 2008, 400,000 shares of the Registrant’s Common Stock (par value $5), were outstanding. As of such date, Pruco Life Insurance Company, an Arizona company and an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey Corporation, owned all of the Registrant’s Common Stock.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Financial Position

As of June 30, 2008 and December 31, 2007 (in thousands, except share amounts)

	June 30, 2008	December 31, 2007
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2008:$821,327; 2007: $898,932)	$807,437	$903,520
Equity securities	4,206	4,408
Policy loans	168,254	166,373
Short-term investments	14,306	12,376
Commercial loans	147,140	101,583
Other long-term investments	8,321	5,631

Total investments	1,149,664	1,193,891
Cash and cash equivalents	16,909	33,185
Deferred policy acquisition costs	292,423	273,144
Accrued investment income	13,606	14,182
Reinsurance recoverables from parent and affiliates	253,004	186,587
Receivables from parent and affiliates	47,079	43,920
Deferred sales inducements	25,033	21,957
Other assets	2,725	3,217
Separate account assets	2,838,164	2,926,421

TOTAL ASSETS	$4,638,607	$4,696,504

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholders’ account balances	$830,742	$805,605
Future policy benefits and other policyholder liabilities	376,664	312,637
Cash collateral for loaned securities	18,329	26,060
Securities sold under agreements to repurchase	18,444	14,621
Income taxes payable	79,707	86,328
Short-term debt from affiliates	3,329	55,863
Payable to parent and affiliates	7,743	8,304
Other liabilities	30,395	34,226
Separate account liabilities	2,838,164	2,926,421

Total liabilities	4,203,517	4,270,065

Commitments and Contingent Liabilities (See Note 2)

Stockholder’s Equity
Common stock, $5 par value 400,000 shares, authorized, issued and outstanding	2,000	2,000
Additional paid-in capital	168,998	168,998
Retained earnings	269,030	252,259
Accumulated other comprehensive income (loss)	(4,938)	3,182

Total stockholder’s equity	435,090	426,439

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$4,638,607	$4,696,504

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Operations and Comprehensive Income

Three and Six Months Ended June 30, 2008 and 2007 (in thousands)

	Three months ended June 30		Six Months ended June 30
	2008	2007	2008	2007
REVENUES

Premiums	$3,800	$2,814	$7,613	$6,133
Policy charges and fee income	17,839	18,352	36,203	34,336
Net investment income	17,308	16,598	34,304	33,157
Realized investment (losses)/gains, net	(3,775)	164	(8,530)	(179)
Asset management fees	1,804	1,777	3,587	3,376
Other income	1,280	997	2,507	1,990

Total revenues	38,256	40,702	75,684	78,813

BENEFITS AND EXPENSES
Policyholders’ benefits	5,820	4,440	10,549	8,817
Interest credited to policyholders’ account balances	7,738	8,097	15,000	15,855
General, administrative and other expenses	12,612	13,667	27,602	26,555

Total benefits and expenses	26,170	26,204	53,151	51,227

Income from operations before income taxes	12,086	14,498	22,533	27,586
Income tax expense	2,850	4,513	5,762	7,835

NET INCOME	9,236	9,985	16,771	19,751

Change in net unrealized investment gains (losses) and changes in foreign currency, net of taxes (1)	(4,703)	(5,866)	(8,120)	(4,849)

COMPREHENSIVE INCOME	$4,533	$4,119	$8,651	$14,902

(1)	Amounts are net of tax benefits of $3 million for the three months ended June 30, 2008 and 2007, respectively, and $4 million and $3 million for the six months ended June 30, 2008 and 2007, respectively.

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statement of Stockholder’s Equity

Six Months Ended June 30, 2008 (in thousands)

	Common Stock	Additional Paid–in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
				Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Loss)	Total Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance, December 31, 2007	$2,000	$168,998	$252,259	$108	$3,074	$3,182	$426,439
Net income	—	—	16,771		—	—	16,771
Change in foreign currency translation adjustments, net of taxes	—	—	—	61	—	61	61
Change in net unrealized investment (losses), net of taxes	—	—	—	—	(8,181)	(8,181)	(8,181)

Balance, June 30, 2008	$2,000	$168,998	$269,030	$169	($5,107)	($4,938)	$435,090

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Cash Flows

Six Months Ended June 30, 2008 and 2007 (in thousands)

	Six months ended, June 30
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,771	$19,751
Adjustments to reconcile net income to net cash from (used in) operating activities:
Policy charges and fee income	(11,434)	(8,743)
Interest credited to policyholders’ account balances	15,000	15,855
Realized investment losses, net	8,531	179
Amortization and other non-cash items	(328)	(1,140)
Change in:
Future policy benefits and other insurance liabilities	63,952	25,639
Reinsurance recoverable	(66,417)	(19,834)
Accrued investment income	576	99
Receivable from parent and affiliates	(2,221)	(14,166)
Payable to parent and affiliates	(561)	28,018
Deferred policy acquisition costs	(8,654)	(9,805)
Income taxes payable	(2,249)	5,863
Deferred sales inducements	(3,076)	(1,358)
Other, net	(7,905)	(12,343)

Cash Flows From Operating Activities	1,985	28,015

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	172,073	144,607
Policy loans	8,882	9,946
Commercial Loans	1,364	460
Payments for the purchase of:
Fixed maturities, available for sale	(106,409)	(95,860)
Policy loans	(7,364)	(8,008)
Commercial loans	(42,302)	(19,304)
Notes receivable from parent and affiliates, net	(700)	(789)
Other long-term investments, net	(2,027)	(721)
Short-term investments, net	(1,932)	(5,529)

Cash Flows From Investing Activities	21,585	24,802

CASH FLOWS USED IN FINANCING ACTIVITIES:
Policyholders’ account deposits	155,406	117,067
Policyholders’ account withdrawals	(138,034)	(158,271)
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(3,908)	(10,848)
Net change in financing arrangements (maturities 90 days or less)	(53,310)	(25,417)

Cash Flows (Used in) Financing Activities	(39,846)	(77,469)

Net (decrease) in cash and cash equivalents	(16,276)	(24,652)
Cash and cash equivalents, beginning of year	33,185	59,543

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,909	$34,891

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$8,011	$1,973

Interest paid	$486	$260

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

1. BASIS OF PRESENTATION

Pruco Life Insurance Company of New Jersey, or the “Company,” is a wholly owned subsidiary of Pruco Life Insurance Company, or “Pruco Life,” which in turn is a wholly owned subsidiary of The Prudential Insurance Company of America, or “Prudential Insurance.” Prudential Insurance is an indirect wholly owned subsidiary of Prudential Financial, Inc., or “Prudential Financial.”

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP applies to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 delays the effective date of SFAS No. 157 or these items to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the impact of this FSP on the Company’s financial position and results of operations.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

3. ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2002 and 2003 tax years is set to expire in 2009. It is reasonably possible that the total amount of unrecognized tax benefits will decrease anywhere from $0 to $4 million within the next 12 months due to the expiration of the statute of limitations.

4. REINSURANCE

The Company participates in reinsurance, with Prudential Insurance, Prudential Arizona Reinsurance Captive Company “PARCC”, Pruco Life, and Pruco Reinsurance, Ltd. “Pruco Re”, in order to provide risk diversification, provide additional capacity for future growth and limit the maximum net loss potential arising from large risks. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability resulting from such inability of reinsurers to meet their obligation is considered to be remote.

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

Effective April 1, 2008, the Company entered into an agreement to reinsure certain variable Corporate Owned Life Insurance “COLI” policies with Pruco Life.

Reinsurance amounts included in the Company’s Unaudited Interim Statement of Operations and Comprehensive Income for the three and six months ended June 30, 2008 and 2007 are presented below.

	(in thousands)
	Three months		Six months
	2008	2007	2008	2007
Premiums and policy charges and fee income ceded	$(39,893)	$(34,822)	$(80,393)	$(68,476)
Policyholders’ benefits ceded	$38,531	$12,689	$53,706	$22,135
Realized capital gains (losses) ceded, net	$(2,604)	$1,151	$2,577	$1,910

Reinsurance premiums ceded for interest-sensitive life products is accounted for as a reduction of policy charges and fee income. Reinsurance ceded for term insurance products is accounted for as a reduction of premiums.

Realized capital gains ceded include the reinsurance of the Company’s derivatives under SFAS No. 133. Changes in the fair value of the embedded derivatives are recognized through “Realized investment gains”. The Company has entered into reinsurance agreements to transfer the risk related to certain living benefit options to Pruco Re. These agreements have been accounted for as embedded derivatives.

Reinsurance recoverables included in the Company’s Statements of Financial Position, at June 30, 2008 and December 31, 2007 were $253 million and $187 million, respectively.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

5. REINSURANCE (continued)

The gross and net amounts of life insurance in force as of June 30, 2008 and 2007 were as follows:

	(in thousands)
	2008	2007
Gross life insurance in force	$84,438,997	$70,320,517
Reinsurance ceded	(75,017,125)	(62,406,305)

Net life insurance in force	$9,421,872	$7,914,212

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million for the three months and the six months ended June 30, 2008 and 2007, respectively. The expense charged to the Company for the deferred compensation program was less than $1 million for the three months and the six months ended June 30, 2008 and 2007, respectively.

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

Prudential Insurance sponsors voluntary savings plans for the Company’s employee’s 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged the Company for the matching contribution to the plans was less than $1 million for the three months and the six months ended June 30, 2008 and 2007, respectively.

The Company’s share of net expense for the pension plans was less than $1 million for the three and the six months ended June 30, 2008 and 2007, respectively.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

Affiliated Asset Management Fee Income

The Company participates in a revenue sharing agreement with Prudential Investments LLC, whereby the Company receives fee income from policyholder account balances invested in the Prudential Series Funds (“PSF”). The Company also receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust Funds. These revenues are recorded as “Asset management fees” in the Unaudited Interim Statements of Operations and Comprehensive Income.

Corporate Owned Life Insurance

The Company has sold two Corporate Owned Life Insurance, or “COLI”, contracts to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI contracts was $599 million and $606 million at June 30, 2008 and December 31, 2007, respectively. Fees related to these COLI contracts were $2 million for the three months ended June 30, 2008 and 2007; and $4 million and $3 million for the six months ended June 30, 2008 and 2007.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

5. RELATED PARTY TRANSACTIONS (continued)

Reinsurance with Affiliates

Pruco Life

Effective April 1, 2008, the Company entered into an agreement to reinsure certain variable COLI policies with Pruco Life. Reinsurance recoverables related to this agreement were $1 million as of June 30, 2008. Fees ceded to Pruco Life were $1 million for the three and the six months ended June 30, 2008. Benefits ceded were $1 million for the three and six months ended June 30, 2008. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

PARCC

The Company reinsures 90% of the risks under its term life insurance policies through an automatic and facultative coinsurance agreement with PARCC. Reinsurance recoverables related to this agreement were $232 million and $177 million as of June 30, 2008 and December 31, 2007, respectively. Premiums ceded to PARCC were $30 million and $26 million for the three months ended June 30, 2008 and 2007, respectively; and $62 million and $52 million for the six months ended June 30, 2008 and 2007, respectively. Benefits ceded were $25 million and $6 million for the three months ended June 30, 2008 and 2007, respectively; and $34 million and $9 million for the six months ended June 30, 2008 and 2007, respectively. Reinsurance expense allowances, net of capitalization and amortization were $6 million for the three months ended June 30, 2008 and 2007; and $12 million and $11 million for the six months ended June 30, 2008 and 2007, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. The reinsurance recoverables related to this agreement were $13 million and $5 million as of June 30, 2008 and December 31, 2007, respectively. Premiums and fees ceded to Prudential Insurance were $8 million for the three months ended June 30, 2008 and 2007, respectively; and $17 million and $16 million for the six months ended June 30, 2008 and 2007, respectively. Benefits ceded were $12 and $7 million for the three months ended June 30, 2008 and 2007, respectively; and $18 and $13 million for the six months ended June 30, 2008 and 2007, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

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

Debt Agreements

The Company and its parent, Pruco Life, have an agreement with Pru Funding, LLC, a wholly owned subsidiary of Prudential Insurance, which allows it to borrow funds for working capital and liquidity needs. The borrowings under this agreement are limited to $100 million. The Company had $3 million of debt outstanding to Prudential Funding, LLC as of June 30, 2008 compared to no debt outstanding at June 30, 2007. Interest expense related to this agreement was less than $1 million for the three months and the six months ended June 30, 2008 and 2007, respectively. The related interest was charged at a variable rate ranging from 2.11% to 4.31% for 2008 and 5.28% to 5.37% for 2007.

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

Level 1 – Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These generally provide the most reliable evidence and are used to measure fair value whenever available. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents, equity securities and derivative contracts that are traded in an active exchange market. Prices are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities and other observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities, short-term investments and cash equivalents (primarily commercial), and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities (and validated through comparison to internal pricing information and economic indicators as well as backtesting to trade data or other data to confirm that the pricing service’s significant inputs are observable) or determined through the use of valuation methodologies using observable market inputs. Under certain conditions, the Company may conclude the prices received from independent third party pricing services are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the pricing information received and apply internally developed values to the related assets or liabilities. In such cases, the valuations are generally classified as Level 3. As of June 30, 2008, such over-rides on a net basis resulted in lower pricing levels being used and in aggregate were not materially different from prices received from the independent pricing services.

Level 3 – Fair value is based on significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities (including certain asset-backed securities), certain highly structured over-the-counter derivative contracts, certain commercial loans, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of June 30, 2008.

	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale	$—	$803,094	$4,343	$807,437
Equity securities, available for sale	—	3,758	447	4,205
Other long-term investments	—	161	(1,051)	(890)
Short term investments	6,306	8,000	—	14,306
Cash and cash equivalents	2,000	11,485	—	13,485
Other assets	—	—	6,425	6,425

Sub-total excluding separate account assets	8,306	826,498	10,164	844,968
Separate account assets (1)	1,482,805	1,347,572	7,787	2,838,164

Total assets	$1,491,111	$2,174,070	$17,951	$3,683,132

Future policy benefits	—	—	6,508	6,508

Total liabilities	$—	$—	$6,508	$6,508

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

6. FAIR VALUE (continued)

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Statement of Financial Position.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

6. FAIR VALUE (continued)

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ending June 30, 2008, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2008, attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2008.

	Six Months Ending June 30, 2008
	Fixed Maturities, Available For Sale	Equity Securities, Available for Sale	Other Long-term Investments	Other Assets
	(in thousands)
Fair value, beginning of period	$23,659	$2,271	$(279)	$3,079
Total gains or (losses) (realized/unrealized):	—	—	—	—
Included in earnings:	—	—	—	—
Realized investment gains (losses), net	(24)	—	(772)	2,689
Interest credited to policyholder account	—	—	—	—
Included in other comprehensive income (loss)	(1,511)	(96)	—	—
Net investment income	9	—	—	—
Purchases, sales, issuances, and settlements	(2,033)	—	—	657
Foreign currency translation	—	—	—	—
Transfers into (out of) Level 3 (2)	(15,757)	(1,728)	—	—

Fair value, end of period	$4,343	$447	$(1,051)	$6,425

Unrealized gains (losses) for period relating to those level 3 assets that were still held by the Company at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$—	$—	$(771)	$2,784
Interest credited to policyholder account	$—	$—	$—	$—
Included in other comprehensive income (loss)	$(101)	$—	$—	$—

	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$7,716	$(3,087)
Total gains or (losses) (realized/unrealized):	—	—
Included in earnings:	—	—
Realized investment gains (losses), net	—	(2,728)
Interest credited to policyholder account	71	—
Included in other comprehensive income	—	—
Net investment income	—	—
Purchases, sales, issuances, and settlements	—	(693)
Transfers into (out of) Level 3 (2)	—	—

Fair value, end of period	$7,787	$(6,508)

Unrealized gains (losses) for period relating to those level 3 assets and liabilities that were still held by the Company at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$—	$(2,831)
Interest credited to policyholder account	$71	$—
Included in other comprehensive income	$—	$—

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

6. FAIR VALUE (continued)

	Three Months Ending June 30, 2008
	Fixed Maturities, Available For Sale	Equity Securities, Available for Sale	Other Long-term Investments	Other Assets
	(in thousands)
Fair value, beginning of period	$18,772	$2,175	$(1,219)	$8,637
Total gains or (losses) (realized/unrealized):	—	—	—	—
Included in earnings:	—	—	—	—
Realized investment gains (losses), net	(15)	—	168	(2,556)
Interest credited to policyholder account	—	—	—	—
Included in other comprehensive income (loss)	15	—	—	—
Net investment income	—	—	—	—
Purchases, sales, issuances, and settlements	2,891	—	—	344
Foreign currency translation	—	—	—	—
Transfers into (out of) Level 3 (2)	(17,320)	(1,728)	—	—

Fair value, end of period	$4,343	$447	$(1,051)	$6,425

Unrealized gains (losses) for the period relating to those level 3 assets that were still held by the Company at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(15)	$—	$169	$(2,490)
Interest credited to policyholder account	$—	$—	$—	$—
Included in other comprehensive income (loss)	$—	$—	$—	$—

	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$7,732	$(8,770)
Total gains or (losses) (realized/unrealized):	—	—
Included in earnings:	—	—
Realized investment gains (losses), net	—	2,629
Interest credited to policyholder account	55	—
Included in other comprehensive income	—	—
Net investment income	—	—
Purchases, sales, issuances, and settlements	—	(367)
Transfers into (out of) Level 3 (2)	—	—

Fair value, beginning of period	$7,787	$(6,508)

Unrealized gains(losses) for the period relating to those level 3 assets and liabilities that were still held by the Company at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$—	$2,554
Interest credited to policyholder account	$55	$—
Included in other comprehensive income	$—	$—

1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Statement of Financial Position.
2)	Transfers into or out of Level 3 are generally reported as the value of the beginning of the quarter in which the transfer occurs.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

6. FAIR VALUE (continued)

Transfers — Transfers out of Level 3 for Fixed Maturities Available for Sale and Equity Securities Available for Sale totaled $17 million and $2 million, respectively, during the three months ended June 30, 2008. This activity was a result of the use of pricing service information that the Company was able to validate in the second quarter of 2008 but which was not available in the first quarter of 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and therefore is filing this form with the reduced disclosure format.

This Management’s Discussion and Analysis, or “MD&A,” of Financial Condition and Results of Operations addresses the financial condition of the Company, as of June 30, 2008, compared with December 31, 2007, and its results of operations for the three and six-month periods ended June 30, 2008 and June 30, 2007. You should read the following analysis of our financial condition and results of operations in conjunction with the “Risk Factors” section, the MD&A and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as well as the Forward-Looking Statements and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

1. Changes in Financial Position

June 30, 2008 versus December 31, 2007

Total assets decreased by $58 million, from $4.697 billion at December 31, 2007 to $4.639 billion at June 30, 2008. Fixed maturities decreased by $97 million, from $904 million at December 31, 2007 to $807 million at June 30, 2008, primarily driven by the re-allocation of investments to commercial loans. Separate account assets decreased by $88 million from $2.926 billion at December 31, 2007 to $2.838 billion at June 30, 2008 due to market performance. Offsetting these declines were commercial loans, which increased $45 million, from $102 million at December 31, 2007 to $147 million at June 30, 2008, as additional funds were invested in commercial loans. Reinsurance recoverables increased by $66 million from $187 million at December 31, 2007 to $253 million at June 30, 2008 as a result of continued growth in term in force covered in the PARCC coinsurance agreement.

Total liabilities decreased by $67 million from $4.270 billion at December 31, 2007, to $4.203 billion at June 30, 2008, primarily due to a decline in separate account liabilities of $88 million consistent with the decline described above. Future policy benefits and other policyholder liabilities increased by $64 million, from $313 million at December 31, 2007 to $377 million at June 30, 2008, as a result of growth in the term insurance business. Policyholder account balances increased by $25 million, from $806 million at December 31, 2007 to $831 million at June 30, 2008, primarily due to continued sales for both annuity and life products. Total securities lending activity decreased by $4 million. The relative amounts of cash collateral for loaned securities and securities sold under agreements to repurchase decreased $8 million and increased $4 million, respectively.

2. Results of Operations

June 30, 2008 to June 30, 2007 Three Month Comparison

Net Income

Net income of $9 million for the three months ended June 30, 2008 decreased $1 million, from $10 million in the three months ended June 30, 2007.

Revenues

Revenues decreased by $3 million, from $41 million in the three months ended June 30, 2007, to $38 million for the three months ended June 30, 2008. This decline was primarily driven by $5 million of fixed maturity impairments in 2008. Offsetting this is premiums which increased $1 million, from $3 million for the three months ended June 30, 2007, to $4 million for the three months ended June 30, 2008, due to growth in term life in force.

Benefits and Expenses

Total benefits and expenses are relatively unchanged for the three months ended June 30, 2008.

Policyholders’ benefit and expenses, including related changes in reserves, increased by $2 million, from $4 million in the three months ended June 30, 2007, to $6 million in the three months ended June 30, 2008. The increase was mainly due to growth in reserves in the term life business due to continued sales. Partially offsetting this increase is lower general, administrative, and other expenses, including amortization of deferred acquisition costs which declined by $1 million from $14 million in the three months ended June 30, 2007 compared to $13 million for the three months ended June 30, 2008. The decline is primarily driven higher reinsurance expense allowances resulting from growth in the term business partially offset by new business growth and amortization of deferred acquisition costs due to unfavorable separate account fund performance.

Income Tax Expense

The income tax provision amounted to $3 million in the second quarter of 2008 compared to $5 million in the second quarter of 2007, representing 24% of income from continuing operations before income taxes in the second quarter of 2008 and 31% in the second quarter of 2007. The decline in the effective tax rate is primarily due to a lower estimate of full year income from continuing operations before income taxes in the current year compared to the prior year. The estimate of full year income from continuing operations before income taxes is used in conjunction with permanent differences to determine effective tax rates that are used throughout the year.

June 30, 2008 to June 30, 2007 Six Month Comparison

Net Income

Net income of $17 million for the six months ended June 30, 2008 decreased $3 million, from $20 million in the six months ended June 30, 2007.

Revenues

Revenues decreased by $3 million, from $79 million in the six months ended June 30, 2007, to $76 million for the six months ended June 30, 2008. This decline was primarily driven by $5 million of fixed maturity impairments in 2008. Offsetting this is policy charges and fee income, which consist primarily of mortality and expense charges, loading and other insurance charges assessed on general and separate account policyholders’ fund balances, that increased by $2 million, from $34 million six months ended June 30, 2007, to $36 million for the six months ended June 30, 2008.

Benefits and Expenses

Total benefits and expenses increased $2 million, from $51 million in the six months ended June 30, 2007, to $53 million for the six months ended June 30, 2008.

Policyholders’ benefit and expenses, including related changes in reserves, increased by $2 million, from $9 million for the six months ended June 30, 2007, to $11 million for the six months ended June 30, 2008. The increase was mainly due to growth in reserves in the term life business due to continued sales.

General, administrative, and other expenses, including amortization of deferred acquisition costs increased by $1 million from $27 million for the six months ended June 30, 2007 compared to $28 million for the six months ended June 30, 2008. The increase is primarily driven by new business growth and higher amortization of deferred acquisition costs due to unfavorable separate account fund performance, partially offset by higher reinsurance expense allowances resulting from growth in the term business.

Income Tax Expense

The income tax provision amounted to $6 million for the six months ended June 30, 2008 compared to $8 million for the six months ended June 30, 2007, representing 26% of income from continuing operations before income taxes for the six months ended June 30, 2008 and 28% for the six months ended June 30, 2007. The decline in the effective tax rate is primarily due to a lower estimate of full year income from continuing operations before income taxes in the current year compared to the prior year. The estimate of full year income from continuing operations before income taxes is used in conjunction with permanent differences to determine effective tax rates that are used throughout the year.

The dividends received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between our periodic effective tax rate and the federal statutory tax rate of 35%. In August 2007, the Service, released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the dividends received deduction related to variable life insurance and annuity contracts. In September 2007, the Service released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspends Revenue Ruling 2007-54 and informs taxpayers that the U.S. Treasury Department and the Service intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. These activities had no impact on our 2008 results.

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

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e), as of June 30, 2008. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a–15(f), occurred during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in our Annual Report on Form 10-K.

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

Date: August 11, 2008

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.