Form 10-Q
period 2008-09-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2008-11-10
CIK 1038509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 10, 2008, 400,000 shares of the Registrant’s Common Stock (par value $5), were outstanding. As of such date, Pruco Life Insurance Company, an Arizona company and an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey Corporation, owned all of the Registrant’s Common Stock.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H)(1)(a) and (b) on

Form 10-Q and is therefore filing this Form with the reduced disclosure format.

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets, particularly in light of the stress experienced by the global financial markets that began in the second half of 2007 and substantially increased in the third quarter of 2008; (2) the availability and cost of external financing for our operations, which has been affected by the stress experienced by the global financial markets; (3) interest rate fluctuations; (4) re-estimates of our reserves for future policy benefits and claims; (5) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (6) changes in our assumptions related to deferred policy acquisition costs and valuation of business acquired; (7) changes in our claims-paying or credit ratings; (8) investment losses and defaults; (9) competition in our product lines and for personnel; (10) changes in tax law; (11) fluctuations in foreign currency exchange rates and foreign securities markets; 12) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (13) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (14) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (15) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (16) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (17) changes in statutory or “U.S. GAAP” accounting principles, practices or policies; and (18) changes in assumptions for retirement expense. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Quarterly Report on Form 10-Q for discussion of certain risks relating to our businesses and investment in our securities.

PART I – FINANCIAL INFORMATION

Item  1. Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Financial Position

As of September 30, 2008 and December 31, 2007 (in thousands, except share amounts)

	September 30, 2008	December 31, 2007
ASSETS

Fixed maturities available for sale, at fair value (amortized cost, 2008: $863,321; 2007: $898,932)	$825,581	$903,520
Equity securities. available for sale, at fair value (amortized cost, 2008: $4,143; 2007: $4,143)	3,969	4,408
Policy loans	169,360	166,373
Short-term investments	15,168	12,376
Commercial loans	147,589	101,583
Other long-term investments	6,664	5,631

Total investments	1,168,331	1,193,891
Cash and cash equivalents	73,793	33,185
Deferred policy acquisition costs	312,825	273,144
Accrued investment income	14,278	14,182
Reinsurance recoverables from parent and affiliates	248,523	186,587
Receivables from parent and affiliates	47,645	43,920
Deferred sales inducements	26,518	21,957
Other assets	10,398	3,217
Separate account assets	2,675,136	2,926,421

TOTAL ASSETS	$4,577,447	$4,696,504

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholders’ account balances	$886,159	$805,605
Future policy benefits and other policyholder liabilities	384,294	312,637
Cash collateral for loaned securities	27,785	26,060
Securities sold under agreements to repurchase	26,717	14,621
Income taxes payable	70,107	86,328
Short-term debt from affiliates	—	55,863
Payable to parent and affiliates	7,267	8,304
Other liabilities	65,815	34,226
Separate account liabilities	2,675,136	2,926,421

Total liabilities	4,143,280	4,270,065

Commitments and Contingent Liabilities (See Note 2)

Stockholder’s Equity

Common stock, ($5 par value; 400,000 shares, authorized, issued and outstanding)	2,000	2,000
Additional paid-in capital	168,998	168,998
Retained earnings	278,858	252,259
Accumulated other comprehensive income (loss)	(15,689)	3,182

Total stockholder’s equity	434,167	426,439

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$4,577,447	$4,696,504

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Operations and Comprehensive Income

Three and Nine Months Ended September 30, 2008 and 2007 (in thousands)

	Three months ended September 30		Nine Months ended September 30
	2008	2007	2008	2007
REVENUES

Premiums	$2,646	$3,155	$10,259	$9,288
Policy charges and fee income	19,615	25,199	55,818	59,535
Net investment income	16,470	16,715	50,774	49,872
Realized investment (losses), net	(3,342)	(1,380)	(11,872)	(1,559)
Asset management fees	2,233	1,765	5,820	5,141
Other income	1,316	1,019	3,823	3,009

Total revenues	38,938	46,473	114,622	125,286

BENEFITS AND EXPENSES

Policyholders’ benefits	8,166	3,425	18,715	12,242
Interest credited to policyholders’ account balances	7,963	7,817	22,963	23,672
General, administrative and other expenses	11,003	17,728	38,605	44,283

Total benefits and expenses	27,132	28,970	80,283	80,197

Income from operations before income taxes	11,806	17,503	34,339	45,089

Income tax expense	1,978	5,095	7,740	12,930

NET INCOME	9,828	12,408	26,599	32,159

Change in net unrealized investment gains (losses) and changes in foreign currency, net of taxes (1)	(10,751)	2,629	(18,871)	(2,220)

COMPREHENSIVE (LOSS) INCOME	$(923)	$15,037	$7,728	$29,939

(1)	Amounts are net of tax expenses of $5.8 million and tax benefits of $1.4 million for the three months ended September 30, 2008 and 2007. Amounts are net of tax expenses of $10.2 million and $1.2 million for the nine months ended September 30, 2008 and 2007, respectively.

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statement of Stockholder’s Equity

Nine Months Ended September 30, 2008 (in thousands)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid–in Capital	Retained Earnings	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Loss)	Total Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance, December 31, 2007	$2,000	$168,998	$252,259	$108	$3,074	$3,182	$426,439
Net income	—	—	26,599		—	—	26,599
Change in foreign currency translation adjustments, net of taxes	—	—	—	(69)	—	(69)	(69)
Change in net unrealized investment (losses), net of taxes	—	—	—	—	(18,802)	(18,802)	(18,802)

Balance, September 30, 2008	$2,000	$168,998	$278,858	$39	$(15,728)	$(15,689)	$434,167

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Cash Flows

Nine Months Ended September 30, 2008 and 2007 (in thousands)

	Nine months ended, September 30
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,599	$32,159
Adjustments to reconcile net income to net cash from (used in)operating activities:
Policy charges and fee income	(10,138)	(12,893)
Interest credited to policyholders’ account balances	22,963	23,672
Realized investment losses, net	11,872	1,559
Amortization and other non-cash items	(776)	(667)
Change in:
Future policy benefits and other insurance liabilities	70,446	42,109
Reinsurance recoverable	(61,936)	(36,232)
Accrued investment income	(95)	(129)
Receivable from parent and affiliates	(2,246)	(9,458)
Payable to parent and affiliates	(1,037)	6,596
Deferred policy acquisition costs	(15,717)	(11,577)
Income taxes payable	(6,061)	(73)
Deferred sales inducements	(4,562)	(1,803)
Other, net	(5,529)	(23,138)

Cash Flows From Operating Activities	23,783	10,125

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	215,427	219,264
Policy loans	13,577	14,788
Commercial Loans	2,048	754
Payments for the purchase of:
Fixed maturities, available for sale	(188,523)	(161,799)
Policy loans	(11,290)	(12,206)
Commercial loans	(43,568)	(35,631)
Notes receivable from parent and affiliates, net	(1,605)	(1,369)
Other long-term investments, net	(2,143)	(1,813)
Short-term investments, net	(2,797)	8,668

CASH FLOWS USED FROM FINANCING ACTIVITIES	(18,874)	30,656

CASH FLOWS USED IN FINANCING ACTIVITIES:
Policyholders’ account deposits	239,472	167,544
Policyholders’ account withdrawals	(184,522)	(214,228)
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	13,820	8,682
Net change in financing arrangements (maturities 90 days or less)	(33,071)	(15,513)

CASH FLOWS (USED IN) FINANCING ACTIVITIES	35,699	(53,515)

Net increase (decrease) in cash and cash equivalents	40,608	(12,734)
Cash and cash equivalents, beginning of year	33,185	59,543

CASH AND CASH EQUIVALENTS, END OF PERIOD	$73,793	$46,809

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$13,800	$13,003
Interest paid	$556	$263

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

1.	BASIS OF PRESENTATION

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

The Company has extensive transactions and relationships with Prudential Insurance and other affiliates. Although we seek to ensure that these transactions and relationships are fair and reasonable, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of SFAS No. 157 in a market that is not active and applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Accordingly, the Company adopted this guidance effective September 30, 2008. The Company’s adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

Recent Accounting Pronouncements

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees” an amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP requires sellers of credit derivatives and certain guarantees to disclose (a) the nature of the credit derivative, the reason(s) for entering into the credit derivative, approximate term, performance triggers, and the current status of the performance risk; (b) the undiscounted maximum potential amount of future payments the seller could be required to make before considering any recoveries from recourse provisions or collateral; (c) the credit derivative’s fair value; (d) the nature of any recourse provisions and any collateral assets held to ensure performance. This FSP also requires the above disclosures for hybrid instruments that contain embedded derivatives and amends paragraph 13 of FIN 45 to require disclosure of the current status of the guarantee’s performance risk. In addition, this FSP clarifies that SFAS No. 161 shall be effective for financial statements issued for any annual or quarterly interim reporting period beginning after November 15, 2008. This FSP is effective for the Company’s 2008 annual financial statements and the Company is currently assessing the impact on these statements.

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

Income Taxes

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2002 and 2003 tax years is set to expire in 2009. The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months. Taxable years 2004 through 2007 are still open for IRS examination.

The dividends received deduction, or DRD, reduces the amount of dividend income subject to U.S. tax and in recent years is the primary component of the difference between our effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2007 and current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and our taxable income before the DRD.

In December 2006, the IRS completed all fieldwork with regards to its examination of the federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of the industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite a pending income tax refund related to the 2002 and 2003 years, the Company has agreed to such adjustment. Nevertheless, the Company believes that its return position is technically correct. Therefore, the Company intends to file a protective refund claim to recover the taxes associated with the agreed upon adjustment and to pursue such other actions as appropriate. The report, with the adjustment, was submitted to the Joint Committee on Taxation in October 2008. These activities had no impact on our 2007 or 2008 results.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

4.	REINSURANCE

The Company participates in reinsurance with Prudential Insurance, Prudential Arizona Reinsurance Captive Company “PARCC”, Pruco Life, and Pruco Reinsurance, Ltd. “Pruco Re”, in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential arising from large risks. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability resulting from such inability of reinsurers to meet their obligation is considered to be remote.

Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. Amounts recoverable from reinsurers for long duration contracts are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies. The affiliated reinsurance agreements are described further in Note 5 of the Unaudited Interim Financial Statements.

Effective April 1, 2008, the Company entered into an agreement to reinsure certain variable Corporate Owned Life Insurance “COLI” policies with Pruco Life.

Reinsurance amounts included in the Company’s Unaudited Interim Statement of Operations and Comprehensive Income for the three and nine months ended September 30, 2008 and 2007 are presented below.

	(in thousands)
	Three months		Nine months
	2008	2007	2008	2007
Premiums and policy charges and fee income ceded	(42,834)	(36,680)	(123,227)	(105,156)
Policyholders’ benefits ceded	19,425	14,585	73,131	36,720
Realized capital (losses)/gains ceded, net	(7,243)	(1,049)	(9,820)	861

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

Reinsurance recoverables included in the Company’s Statements of Financial Position, at September 30, 2008 and December 31, 2007 were $249 million and $187 million, respectively.

The gross and net amounts of life insurance in force as of September 30, 2008 and 2007 were as follows:

	(in thousands)
	2008	2007
Gross life insurance in force	$86,635,863	$75,252,925
Reinsurance ceded	(77,181,759)	(65,196,893)

Net life insurance in force	$9,454,104	$10,056,032

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

5.	RELATED PARTY TRANSACTIONS

The Company has extensive transactions and relationships with Prudential Insurance and other affiliates. Although we seek to ensure that these transactions and relationships are fair and reasonable, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

Expense Charges and Allocations

Many of the Company’s expenses are allocations or charges from Prudential Insurance or other affiliates. These expenses can be grouped into the following categories: general and administrative expenses and agency distribution expenses.

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million for the three months and the nine months ended September 30, 2008 and 2007, respectively. The expense charged to the Company for the deferred compensation program was less than $1 million for the three months and the nine months ended September 30, 2008 and 2007, respectively.

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

Prudential Insurance sponsors voluntary savings plans for the Company’s employee’s 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged the Company for the matching contribution to the plans was less than $1 million for the three months and the nine months ended September 30, 2008 and 2007, respectively.

The Company’s share of net expense for the pension plans was less than $1 million for the three and the nine months ended September 30, 2008 and 2007, respectively.

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

Corporate Owned Life Insurance

The Company has sold two Corporate Owned Life Insurance, or “COLI”, contracts to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI contracts was $648 million and $606 million at September 30, 2008 and December 31, 2007, respectively. Fees related to these COLI contracts were $13 million for the three months ended September 30, 2008 and $12 million for December 31, 2007; and $17 million and $15 million for the nine months ended September 30, 2008 and 2007.

Reinsurance with Affiliates

Pruco Life

Effective April 1, 2008, the Company entered into an agreement to reinsure certain variable COLI policies with Pruco Life. Reinsurance recoverables related to this agreement were $2 million as of September 30, 2008. Fees ceded to Pruco Life were $1 million for the three months and $2 million for the nine months ended September 30, 2008. Benefits ceded were $1 million for the three and $3 million for nine months ended September 30, 2008. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

5.	RELATED PARTY TRANSACTIONS (continued)

PARCC

The Company reinsures 90% of the risks under its term life insurance policies through an automatic and facultative coinsurance agreement with PARCC. Reinsurance recoverables related to this agreement were $224 million and $177 million as of September 30, 2008 and December 31, 2007, respectively. Premiums ceded to PARCC were $32 million and $27 million for the three months ended September 30, 2008 and 2007, respectively; and $94 million and $79 million for the nine months ended September 30, 2008 and 2007, respectively. Benefits ceded were $11 million and $10 million for the three months ended September 30, 2008 and 2007, respectively; and $46 million and $19 million for the nine months ended September 30, 2008 and 2007, respectively. Reinsurance expense allowances, net of capitalization and amortization were $7 and $5 million for the three months ended September 30, 2008 and 2007, respectively; and $19 million and $16 million for the nine months ended September 30, 2008 and 2007, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. The reinsurance recoverables related to this agreement were $6 million and $5 million as of September 30, 2008 and December 31, 2007, respectively. Premiums and fees ceded to Prudential Insurance were $8 million and for the three months ended September 30, 2008 and 2007, respectively; and $25 million for the nine months ended September 30, 2008 and 2007, respectively. Benefits ceded were $5 and $5 million for the three months ended September 30, 2008 and 2007, respectively; and $23 million and $17 million for the nine months ended September 30, 2008 and 2007, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

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

Debt Agreements

The Company and its parent, Pruco Life, have an agreement with Pru Funding, LLC, a wholly owned subsidiary of Prudential Insurance, which allows it to borrow funds for working capital and liquidity needs. The borrowings under this agreement are limited to $100 million. The Company’s short-term borrowings from an affiliate used to provide short-term working capital decreased $56 million from December 31, 2007 due to repayments. Interest expense related to this agreement was less than $1 million for the three months and the nine months ended September 30, 2008 and 2007, respectively. The related interest was charged at a variable rate ranging from 2.06% to 4.31% for 2008 and 4.81% to 5.86% for 2007.

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

Level 1 – Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These generally provide the most reliable evidence and are used to measure fair value whenever available. Active markets are defined as having the following for the measured asset/liability: i) many transactions, ii) current prices, iii) price quotes not varying substantially among market makers, iv) narrow bid/ask spreads and v) most information publicly available. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents and short-term investments, equity securities and derivative contracts that are traded in an active exchange market. Prices are obtained from readily available sources for market transactions involving identical assets or liabilities.

Level 2 – Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities and other observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities, short-term investments and cash equivalents (primarily commercial), and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities (and validated through comparison to internal pricing information and economic indicators as well as backtesting to trade data or other data to confirm that the pricing service’s significant inputs are observable) or determined through the use of valuation methodologies using observable market inputs. Under certain conditions, the Company may conclude the prices received from independent third party pricing services are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the pricing information received and apply internally developed values to the related assets or liabilities. In such cases, the valuations are generally classified as Level 3. As of September 30, 2008, such over-rides on a net basis resulted in lower pricing levels being used and in aggregate were not materially different from prices received from the independent pricing services.

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

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

6.	FAIR VALUE (continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of September 30, 2008.

	Level 1	Level 2	Level 3	Total
			(in thousands)
Fixed maturities, available for sale	$—	$819,013	$6,568	$825,581
Equity securities, available for sale	—	3,521	448	3,969
Other long-term investments	—	(384)	(2,128)	(2,512)
Short- term investments	3,193	11,975	—	15,168
Cash and cash equivalents	7,000	41,805	—	48,805
Other assets	—	—	14,038	14,038

Sub-total excluding separate account assets	10,193	875,930	18,926	905,049

Separate account assets (1)	1,498,158	1,169,428	7,550	2,675,136

Total assets	$1,508,351	$2,045,358	$26,476	$3,580,185

Future policy benefits	—	—	15,257	15,257

Total liabilities	$—	$—	$15,257	$15,257

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Statement of Financial Position.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

6.	FAIR VALUE (continued)

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and nine months ending September 30, 2008, as well as the portion of gains or losses included in income for the three and nine months ended September 30, 2008, attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2008.

	Three Months Ending September 30, 2008
	Fixed Maturities, Available For Sale	Equity Securities, Available for Sale	Other Long-term Investments	Other Assets
	(in thousands)
Fair value, beginning of period	4,343	447	(1,051)	6,425
Total gains or (losses) (realized/unrealized):	—	—	—	—
Included in earnings:	—	—	—	—
Realized investment gains (losses), net	—	—	(1,077)	7,280
Interest credited to policyholder account	—	—	—	—
Included in other comprehensive income (loss)	(182)	1	—	—
Net investment income	—	—	—	—
Purchases, sales, issuances, and settlements	4,356	—	—	333
Foreign currency translation	—	—	—	—
Transfers into (out of) Level 3 (2)	(1,949)	—	—	—

Fair value, end of period	$6,568	$448	(2,128)	$14,038

Unrealized gains (losses) for the period relating to those level 3 assets that were still held by the Company at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$—	$—	$(907)	$7,299
Interest credited to policyholder account	$—	$—	$—	$—
Included in other comprehensive income (loss)	$(182)	$—	$—	$—

	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	7,787	(6,508)
Total gains or (losses) (realized/unrealized):	—	—
Included in earnings:	—	—
Realized investment gains (losses), net	—	(8,399)
Interest credited to policyholder account	(237)	—
Included in other comprehensive income	—	—
Net investment income	—	—
Purchases, sales, issuances, and settlements	—	(350)
Transfers into (out of) Level 3 (2)	—	—

Fair value, beginning of period	$7,550	$(15,257)

Unrealized gains(losses) for the period relating to those level 3 assets and liabilities that were still held by the Company at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$—	$(8,422)
Interest credited to policyholder account	$(237)	$—
Included in other comprehensive income	$—	$—

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

6.	FAIR VALUE (continued)

	Nine Months Ending September 30, 2008
	Fixed Maturities, Available For Sale	Equity Securities, Available for Sale	Other Long-term Investments	Other Assets
	(in thousands)
Fair value, beginning of period	$23,659	$2,271	$(279)	$3,079
Total gains or (losses) (realized/unrealized):	—	—	—	—
Included in earnings:	—	—	—	—
Realized investment gains (losses), net	(24)	—	(1,849)	9,969
Interest credited to policyholder account	—	—	—	—
Included in other comprehensive income (loss)	(1,693)	(95)	—	—
Net investment income	9	—	—	—
Purchases, sales, issuances, and settlements	2,323	—	—	990
Foreign currency translation	—	—	—	—
Transfers into (out of) Level 3 (2)	(17,706)	(1,728)	—	—

Fair value, end of period	$6,568	$448	$(2,128)	$14,038

Unrealized gains (losses) for period relating to those level 3 assets that were still held by the Company at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$—	$—	$(1,847)	$10,025
Interest credited to policyholder account	$—	$—	$—	$—
Included in other comprehensive income (loss)	$(283)	$—	$—	$—

	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$7,716	$(3,087)
Total gains or (losses) (realized/unrealized):	—	—
Included in earnings:	—	—
Realized investment gains (losses), net	—	(11,127)
Interest credited to policyholder account	(166)	—
Included in other comprehensive income	—	—
Net investment income	—	—
Purchases, sales, issuances, and settlements	—	(1,043)
Transfers into (out of) Level 3 (2)	—	—

Fair value, end of period	$7,550	$(15,257)

Unrealized gains (losses) for period relating to those level 3 assets and liabilities that were still held by the Company at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$—	$(11,185)
Interest credited to policyholder account	$(166)	$—
Included in other comprehensive income	$—	$—

1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Statement of Financial Position.
2)	Transfers into or out of Level 3 are generally reported as the value of the beginning of the quarter in which the transfer occurs.

Transfers — Transfers out of Level 3 for Fixed Maturities Available for Sale was $1.949 million during the three months ended September 30, 2008. This activity was a result of the use of pricing service information that the Company was able to validate in the third quarter of 2008 but which was not available in the second quarter of 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and therefore is filing this form with the reduced disclosure format.

This Management’s Discussion and Analysis, or “MD&A,” of Financial Condition and Results of Operations addresses the financial condition of the Company, as of September 30, 2008, compared with December 31, 2007, and its results of operations for the three and nine-month periods ended September 30, 2008 and September 30, 2007. You should read the following analysis of our financial condition and results of operations in conjunction with the “Risk Factors” section, the MD&A and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as well as the Forward-Looking Statements and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

September 30, 2008 versus December 31, 2007

Total assets decreased by $120 million, from $4.697 billion at December 31, 2007 to $4.577 billion at September 30, 2008. Separate account assets decreased by $251 million from $2.926 billion at December 31, 2007 to $2.675 billion at September 30, 2008 due to equity market declines in the first nine months of 2008. Fixed maturities decreased by $78 million, from $904 million at December 31, 2007 to $826 million at September 30, 2008, primarily driven by additional unrealized losses of $42 million partially offset by positive cash flows into fixed maturities. Commercial loans increased $46 million, from $102 million at December 31, 2007, to $148 million at September 30, 2008 due to continued investments in commercial loans. Reinsurance recoverables from parent and affiliates increased by $62 million from $187 million at December 31, 2007 to $249 million at September 30, 2008 as a result of continued growth in term in force covered by the PARCC coinsurance agreement.

Total liabilities decreased by $127 million from $4.270 billion at December 31, 2007, to $4.143 billion at September 30, 2008, primarily due to a decline in separate account liabilities of $251 million consistent with the decline described above. Policyholder account balances increased by $81 million, from $806 million at December 31, 2007 to $887 million at September 30, 2008, primarily due to transfers to our general account due to an automatic rebalancing element in certain of our living benefit annuity features and continued universal life products sales. Future policy benefits and other policyholder liabilities increased by $72 million, from $313 million at December 31, 2007 to $385 million at September 30, 2008, as a result of growth in the term insurance business. The Company’s short-term borrowings from an affiliate used to provide short-term working capital decreased $56 million from December 31, 2007 due to repayments. The relative amounts of cash collateral for loaned securities and securities sold under agreements to repurchase increased $2 million and $12 million, respectively.

2.	Results of Operations

September 30, 2008 to September 30, 2007 Three Month Comparison

Net Income

Net income of $10 million for the three months ended September 30, 2008 decreased $2 million, from $12 million in the three months ended September 30, 2007. Results for both periods include the impact of an annual review of our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs and unearned revenue reserves for our variable and universal life products and deferred policy acquisition costs, deferred sales inducements and the reserves for guaranteed minimum death and income benefit features of our annuity products. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts, and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The current quarter reflected a $1 million expense before taxes related to the annual review, primarily resulting from the impact of guaranteed income benefit features market assumption due to unfavorable market performance. The prior year quarter reflected a $1 million benefit before taxes related to the annual review. Absent the impacts of the annual reviews conducted in both periods after tax net income was relatively unchanged.

Revenues

Revenues decreased by $8 million, from $46 million in the three months ended September 30, 2007, to $38 million for the three months ended September 30, 2008. Policy charges and fee income, consisting primarily of mortality and expense charges, loading and other insurance charges assessed on general and separate account policyholders’ fund balances, decreased by $5 million, from $25 million in 2007, to $20 million for the three months ended September 30, 2008, including $6 million due to updates in both periods of our assumptions related to the amortization of unearned revenue reserves based on the annual reviews, as discussed above. Absent this item policy charges and fee income increased $1 million reflecting growth in our universal life insurance in force.

Benefits and Expenses

Total benefits and expenses decreased $2 million, from $29 million in the three months ended September 30, 2007, to $27 million for the three months ended September 30, 2008, driven by lower general, administrative, and other expenses which decreased by $7 million from $18 million in the three months ended September 30, 2007 compared to $11 million for the three months ended September 30, 2008. The decrease in General, administrative, and other expenses in the third quarter of 2008 was primarily driven by the annual review, discussed above, which resulted in a decrease in amortization of deferred acquisition costs of $3 million. In the third quarter of 2007 the annual review resulted in an increase in amortization of deferred acquisition costs of $3 million. Absent the impacts of the annual reviews conducted in the third quarter of both periods, general, administrative, and other expenses were relatively unchanged.

Policyholders’ benefit and expenses, including related changes in reserves, increased by $5 million, from $3 million in the three months ended September 30, 2007, to $8 million in the three months ended September 30, 2008. The increase was mainly driven by the annual review, discussed above, due to increased reserves for guaranteed minimum death and income benefit reserves of $3 million. Absent the impacts of the annual reviews conducted in the third quarter of both periods policyholders’ benefit and expenses, including related changes in reserves, increased $2 million primarily due to reserve growth in the term life business due to continued sales.

Income Tax Expense

Our income tax provision amounted to an income tax expense of $2 million in the third quarter of 2008 compared to income tax expense of $5 million in the third quarter of 2007. The decline in income tax expense primarily reflects the decline in pre-tax income from continuing operations before income taxes in the third quarter.

September 30, 2008 to September 30, 2007 Nine Month Comparison

Net Income

Net income of $27 million for the nine months ended September 30, 2008 decreased $5 million, from $32 million in the nine months ended September 30, 2007. Results for both periods include the impact of an annual review of our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, and unearned revenue reserves for our variable and universal life products and deferred policy acquisition costs, deferred sales inducements and the reserves for guaranteed minimum death and income benefit features of our annuity products. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts, and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities.

The first nine months of 2008, reflected a $1 million expense before taxes related to the annual review, primarily resulting from the impact of guaranteed income benefit features market assumption due to unfavorable market performance. The first nine months of 2007, included a $1 million benefit before taxes resulting from this annual review. Absent the impacts of the annual reviews conducted in both periods after tax net income was $3 million lower than prior year.

Revenues

Revenues decreased by $10 million, from $125 million in the nine months ended September 30, 2007 to $115 million for the nine months ended September 30, 2008. This decline was primarily driven by $5 million of fixed maturity impairments and realized losses in 2008. Given current market conditions and liquidity concerns, beginning in the third quarter of 2008, our determinations of whether a decline in value is other-than-temporary resulting in the recognition of a realized loss, have placed greater emphasis on our internal analysis of the underlying credit and our ability and intent to hold the investment for a period of time to allow for a recovery of value, versus the extent and duration of a decline in fair value.

Policy charges and fee income, consisting primarily of mortality and expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, decreased by $4 million from $60 million for the nine months ended September 30, 2007, to $56 million for the nine months ended September 30, 2008, including $6 million due to updates in both periods of our assumptions related to the amortization of unearned revenue reserves based on the annual reviews as discussed above. Absent this item policy charges and fee income increased $2 million in the nine months ended September 30, 2008 reflecting growth in our universal life insurance in force. Premiums increased by $1 million, from $9 million for the nine months ended September 30, 2007, to $10 million for the nine months ended September 30, 2008, due to increased term sales, net of reinsurance.

Benefits and Expenses

Total benefits and expenses of $80 million for the nine months ended September 30, 2008, was relatively unchanged compared to the nine months ended September 30, 2007.

General, administrative, and other expenses decreased by $5 million from $44 million in the nine months ended September 30, 2007 to $39 million for the nine months ended September 30, 2008. General, administrative, and other expenses decreased $6 million due to updates in both periods of our assumptions related to the amortization of deferred acquisition and other costs based on annual reviews as discussed above. Absent the impacts of the annual reviews conducted in both periods, general, administrative, and other expenses in the nine months ended September 30, 2008 was relatively unchanged.

Policyholders’ benefit and expenses, including related changes in reserves, increased by $6 million, from $12 million in the nine months ended September 30, 2007, to $18 million in the nine months ended September 30, 2008. The increase was mainly driven by the annual review, discussed above, due to increased reserves for guaranteed minimum death and income benefit reserves of $3 million. Absent the impacts of the annual reviews conducted in the third quarter of both periods policyholders’ benefit and expenses, including related changes in reserves, increased $3 million primarily due to reserve growth in the term life business due to continued sales.

Income Tax Expense

Our income tax provision amounted to an income tax expense of $8 million in the first nine months of 2008 compared to income tax expense of $13 million in the first nine months of 2007, representing 23% of income from continuing operations before income taxes for the first nine months of 2008 and 29% for the first nine months of 2007.

The decline in income tax expense primarily reflects the decline in pre-tax income from continuing operations before income taxes for both the third quarter and the first nine months of 2008.

The dividends received deduction, or DRD, reduces the amount of dividend income subject to U.S. tax and in recent years is the primary component of the difference between our effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2007, current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and our taxable income before the DRD.

In August 2007, the Internal Revenue Service, or IRS, released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the dividends received deduction related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspends Revenue Ruling 2007-54 and informs taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. These activities had no impact on our 2007 or 2008 results.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e), as of September 30, 2008. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a–15(f), occurred during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q and in our 2007 Form 10-K.

Current difficult conditions in the global financial markets and the economy generally may materially adversely affect our business and results of operations.

Our results of operations are materially affected by conditions in the global financial markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global financial markets that began in the second half of 2007 continued and substantially increased during the third quarter of 2008. The volatility and disruption in the global financial markets have reached unprecedented levels. The availability and cost of credit has been materially affected. These factors, combined with volatile oil prices, depressed home prices and increasing foreclosures, falling equity market values, declining business and consumer confidence and the risks of increased inflation and unemployment, have precipitated an economic slowdown and fears of a severe recession.

The global fixed-income markets are experiencing a period of both extreme volatility and limited market liquidity conditions, which has affected a broad range of asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Global equity markets have also been experiencing heightened volatility. These events and the continuing market upheavals have had and may continue to have an adverse effect on us. Our revenues are likely to decline in such circumstances, the cost of meeting our obligations to our customers may increase, and our profit margins could erode. In addition, in the event of a prolonged economic downturn, we could incur significant losses in our investment portfolio.

The demand for our products could be adversely affected in an economic downturn characterized by higher unemployment, lower family income, lower consumer spending, lower corporate earnings and lower business investment. We also may experience a higher incidence of claims and lapses or surrenders of policies. Our policyholders may choose to defer or stop paying premiums. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations, cash flows and financial condition.

In response to the financial crises affecting the banking system and financial markets, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (the “EESA”) into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. The U.S. Treasury and the bank regulatory agencies have also announced coordinated programs to invest an aggregate of $250 billion (out of the $700 billion) in capital issued by qualifying U.S. financial institutions and to guarantee senior debt of all FDIC insured institutions and their qualifying holding companies, as well as deposits in non-interest bearing transaction accounts. The capital issuance program involves the issuance by qualifying institutions of preferred stock and warrants to purchase common stock to the U.S. Treasury. The U.S. federal government has taken or is considering taking other actions to address the financial crisis that could further impact our business. Prudential Financial is currently evaluating its participation in the asset purchase programs, capital issuance programs and the debt guaranty programs. We cannot predict with any certainty the effect these actions will have on the financial markets or on our business, results of operations, cash flows and financial condition.

Continuing adverse financial market conditions may significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital.

Adverse capital market conditions have affected and may continue to affect the availability and cost of borrowed funds and could impact our ability to refinance existing borrowings, thereby ultimately impacting our profitability and ability to support or grow our businesses. We need liquidity to pay our operating expenses, interest on our debt and replace certain maturing debt obligations. Without sufficient liquidity, we could be forced to curtail certain of our operations, and our business could suffer. The principal sources of our liquidity are annuity considerations and cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity in normal markets also may include a variety of short- and long-term instruments, including securities lending and repurchase agreements.

Disruptions, uncertainty or volatility in the financial markets may limit our access to capital required to operate our business. These market conditions may limit our ability to replace, in a timely manner, maturing debt obligations and access the capital necessary to grow our business, replace capital withdrawn by customers or raise new capital as a result of volatility in the markets. As a result, we may be forced to delay raising capital, bear an unattractive cost of capital or be unable to raise capital at any price, which could decrease our profitability and significantly reduce our financial flexibility. Actions we might take to access financing may in turn cause rating agencies to reevaluate our ratings.

In the event current resources do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, and our credit ratings and credit capacity. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

The Risk Based Capital, or RBC, ratio is the primary measure by which we evaluate our capital adequacy. We manage our RBC ratio to a level consistent with a AA ratings objective. RBC is determined by statutory formulas that consider risks related to the type and quality of the invested assets, insurance-related risks associated with our products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of our statutory capitalization. Subsequent to September 30, 2008 market conditions have negatively impacted the level of our capital, and absent a recovery in markets we will need to take capital management actions to maintain capital consistent with these ratings objectives, which may include redeployment of financial resources from internal sources or, if markets continue to decline, require external sources of capital. Certain of these capital management activities may require regulatory approval.

Market fluctuations and general economic, market and political conditions may adversely affect our business and profitability.

Even under relatively more favorable market conditions (such as those prevailing before the second half of 2007), our insurance and annuity products as well as our investment returns and our access to and cost of financing, are sensitive to fixed income, equity, real estate and other market fluctuations and general economic, market and political conditions. These fluctuations and conditions could adversely affect our results of operations, financial position and liquidity, including in the following respects:

•

The profitability of many of our insurance products depends in part on the value of the separate accounts supporting these products, which may fluctuate substantially depending on the foregoing conditions.

•

Market conditions resulting in reductions in the value of assets managed through our affiliated underlying mutual funds would have an adverse effect on our revenues and profitability, which depend on fees related primarily to the value of assets under management.

•

A change in market conditions, including prolonged periods of high inflation, could cause a change in consumer sentiment adversely affecting sales and persistency of our products. Similarly, changing economic conditions can influence customer behavior including but not limited to increasing claims.

•	Lapses of annuity products may increase if a market downturn, increased market volatility or other market conditions result in customers becoming dissatisfied with their products.

•

A market decline could result in guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values or our pricing assumptions would support, requiring us to materially increase reserves for such products and may cause customers to retain contracts in force in order to benefit from the guarantees, thereby increasing their cost to us.

•

Market conditions beyond our control determine the availability and cost of the reinsurance protection we purchase. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms which could adversely affect the profitability of future business or our willingness to write future business.

•

Hedging instruments we hold to manage product and other risks might not perform as intended or expected resulting in higher realized losses and unforeseen cash needs. Market conditions can also increase the cost of executing product related hedges and such costs may not be recovered in the pricing of the underlying products being hedged. Our hedging strategies rely on the performance of counterparties to such hedges. These counterparties may fail to perform for various reasons resulting in hedge ineffectiveness and higher losses.

•

We have significant investment and derivative portfolios. Adverse capital market conditions, including but not limited to a lack of buyers in the marketplace, volatility, credit spread changes, and benchmark interest rate changes, will impact the liquidity and value of our investments and derivatives, potentially resulting in higher realized or unrealized losses. For example, a widening of credit spreads, such as the market has experienced recently, increases the net unrealized loss position of our investment portfolio and may ultimately result in increased realized losses. Values of our investments and derivatives can also be impacted by reductions in price transparency, changes in assumptions or inputs we use in estimating fair value and changes in investor confidence and preferences, potentially resulting in higher realized or unrealized losses. Volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our results of operations or financial condition.

•

Regardless of market conditions, certain investments we hold, including private bonds and commercial mortgages, are relatively illiquid. If we needed to sell these investments, we may have difficulty doing so in a timely manner at a price that we could otherwise realize.

•

Market conditions could also impact our ability to fund foreseen and unforeseen cash and collateral requirements, potentially inhibiting our ability to perform under our counterparty obligations, support business initiatives and increasing realized losses.

As described above, the adverse market and economic conditions that began in the second half of 2007 have continued and substantially worsened during the third quarter of 2008. The foregoing risks are even more pronounced in these unprecedented market and economic conditions.

Interest rate fluctuations could adversely affect our businesses and profitability.

Our insurance products may be sensitive to interest rate fluctuations, and changes in interest rates could adversely affect our investment returns and results of operations, including in the following respects:

•

Some of our products expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. When interest rates decline, we have to reinvest the cash income from our investments in lower yielding instruments. Since many of our policies and contracts have guaranteed minimum interest or crediting rates or limit the resetting of interest rates, the spreads could decrease and potentially become negative. When interest rates rise, we may not be able to replace the assets in our general account with the higher yielding assets needed to fund the higher crediting rates necessary to keep these products competitive. This risk is heightened in the current market and economic environment, in which many desired securities are unavailable.

•

Changes in interest rates may reduce net investment income and thus our spread income which is a portion of our profitability. A decline in market interest rates could also reduce our returns from investment of equity.

•

When interest rates rise, surrenders of annuity contracts may increase as policyholders seek to buy products with perceived higher returns, requiring us to sell investment assets potentially resulting in realized investment losses, or requiring us to accelerate the amortization of DAC (defined below).

•

A decline in interest rates accompanied by unexpected prepayments of certain investments could result in reduced investment income upon reinvestment and a decline in our profitability. An increase in interest rates accompanied by unexpected extensions of certain lower yielding investments could result in a decline in our profitability.

•	Changes in the relationship between long-term and short-term interest rates could adversely affect the profitability of some of our products.

•	Changes in interest rates could increase our costs of financing.

•

Our mitigation efforts with respect to interest rate risk are primarily focused on maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. However, there are practical and capital market limitations on our ability to accomplish this and our estimate of the liability cash flow profile may be inaccurate. Due to these and other factors we may need to liquidate investments prior to maturity at a loss in order to satisfy liabilities or be forced to reinvest funds in a lower rate environment. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to effectively mitigate the interest rate risk of our assets relative to our liabilities.

If our reserves for future policyholder benefits and claims are inadequate, we may be required to increase our reserves, which would adversely affect our results of operations and financial condition.

We establish and carry reserves to pay future policyholder benefits and claims. Our reserves do not represent an exact calculation of liability, but rather are actuarial or statistical estimates based on models that include many assumptions and projections which are inherently uncertain and involve the exercise of significant judgment, including as to the levels of and/or timing of receipt or payment of premiums, benefits, claims, expenses, interest credits, investment results (including equity market returns), retirement, mortality, morbidity and persistency. We cannot determine with precision the ultimate amounts that we will pay for, or the timing of payment of, actual benefits, claims and expenses or whether the assets supporting our policy liabilities, together with future premiums, will be sufficient for payment of benefits and claims. If we conclude that our reserves are insufficient to cover future policy benefits and claims, we would be required to increase our reserves and incur income statement charges for the period in which we make the determination, which would adversely affect our results of operations and financial condition.

For certain of our products, market performance impacts the level of statutory reserves and statutory capital we are required to hold, and may have an adverse effect on returns on capital associated with these products. Capacity for reserve funding structures available in the marketplace is currently limited as a result of market conditions generally. Our ability to efficiently manage capital and economic reserve levels may be impacted, thereby impacting profitability and return on capital.

Our profitability may decline if mortality rates, morbidity rates or persistency rates differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality rates, or likelihood of death, and morbidity rates, or likelihood of sickness, of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality or morbidity could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, treatment patterns for disease or disability, the economic environment, or other factors. Pricing of our insurance and deferred annuity products are also based in part upon expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. Results may also vary based on differences between actual and expected premium deposits and withdrawals for these products. The development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, could adversely affect the profitability of existing business and our pricing assumptions for new business. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract.

We may be required to accelerate the amortization of deferred policy acquisition costs, or DAC, or recognize impairment in the value of certain investments, which could adversely affect our results of operations or financial condition.

Deferred policy acquisition costs, or DAC, represent the costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts, and we amortize these costs over the expected lives of the contracts. Management, on an ongoing basis, tests DAC recorded on our balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC for those products for which we amortize DAC in proportion to gross profits or gross margins. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC that could have an adverse effect on the results of our operations and our financial condition. Significant or sustained equity market declines as well as investment losses could result in an acceleration of amortization of the DAC related to variable annuity and variable universal life contracts, resulting in a charge to income.

Our valuation of fixed maturity, equity and trading securities may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

During periods of market disruption, such as the unprecedented current market conditions, it may be difficult to value certain of our securities, such as sub-prime mortgage backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment or market conditions. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods which are more complex. These values may not be ultimately realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified. Decreases in value may have a material adverse effect on our results of operations or financial condition.

The decision on whether to record an other-than-temporary impairment or write-down is determined in part by management’s assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability of the particular security as well as an evaluation of the Company’s ability and intent to hold the securities to recovery. Given current market conditions and liquidity concerns, beginning in the third quarter of 2008, our determinations of whether a decline in value is other-than-temporary have placed greater emphasis on our analysis of the underlying credit and our ability and intent to hold the investment for a period of time to allow for a recovery of value, versus the extent and duration of a decline in value. Management’s conclusions on such assessments may ultimately prove to be incorrect as facts and circumstances change.

A downgrade or potential downgrade in our claims-paying or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered, increase our borrowing costs and/or hurt our relationships with creditors or trading counterparties.

Claims-paying ratings, which are sometimes referred to as “financial strength” ratings, represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy, and are important factors affecting public confidence in an insurer and its competitive position in marketing products. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. A downgrade in our claims-paying or credit ratings could limit our ability to market products, reduce our competitiveness, increase the number or value of policies being surrendered, increase our borrowing costs, adversely affect the availability of financial guarantees, such as letters of credit, cause additional collateral requirements under certain agreements (including our securities lending agreements), and/or hurt our relationships with creditors or trading counterparties.

On September 18, September 29, October 2 and October 10, 2008, A.M. Best Company, Inc., Fitch Ratings Ltd., Moody’s Investors Service, and Standard & Poor’s, respectively, each revised its outlook for the U.S. life insurance sector to negative from stable, citing, among other things, the significant deterioration and volatility in the credit and equity markets, economic and political uncertainty, and the expected impact of realized and unrealized investment losses on life insurers’ capital levels and profitability.

In view of the difficulties experienced recently by many financial institutions, we believe that the rating agencies may heighten the level of scrutiny that they apply to such institutions, may increase the frequency and scope of their credit reviews, may request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels, such as the AA (Standard & Poor’s) and Aa2 (Moody’s Investors Service) insurer financial strength ratings currently held by the Company. The outcome of such a review may have adverse ratings consequences, which could have a material adverse effect on our results of operation and financial condition.

We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be downgraded at any time and without notice by any rating agency.

Ratings downgrades and changes in credit spreads may require us to post collateral, thereby affecting our liquidity, and we may be unable to effectively implement certain capital management activities as a result, or for other reasons.

A downgrade in our credit or financial strength ratings could result in additional collateral requirements or other required payments under certain agreements, which are eligible to be satisfied in cash or by posting securities. A ratings downgrade of three ratings levels would result in estimated collateral posting requirements or payments under such agreements

Losses due to defaults by others, including issuers of investment securities or reinsurance, bond insurers and derivative instrument counterparties, or a downgrade in the ratings of bond insurers, could adversely affect the value of our investments or reduce our profitability.

Issuers and borrowers whose securities or loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors, including bond insurers, may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults, instances of which have occurred in recent months, could have an adverse effect on our results of operations and financial condition.

In addition, we use derivative instruments to hedge various risks, including certain guaranteed minimum benefits contained in many of our variable annuity products. We enter into a variety of derivative instruments, including options, forwards, interest rate, credit default and currency swaps with a number of counterparties. Our obligations under our variable annuity products are not changed by our hedging activities and we are liable for our obligations even if our derivative counterparties do not pay us. This is a more pronounced risk to us in view of the recent stresses suffered by financial institutions. Such defaults could have a material adverse effect on our financial condition and results of operations.

Intense competition could adversely affect our ability to maintain or increase our market share or profitability.

In each of our businesses we face intense competition, both for the ultimate customers for our products and, in many businesses, for distribution through non-affiliated distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution and distribution arrangements, price, perceived financial strength and claims-paying and credit ratings. A decline in our competitive position as to one or more of these factors could adversely affect our profitability and assets under management. Many of our competitors are large and well capitalized and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher claims-paying or credit ratings than we do. We could be subject to claims by competitors that our products infringe their patents, which could adversely affect our sales, profitability and financial position. The proliferation and growth of non-affiliated distribution channels puts pressure on our captive sales channels to increase their productivity and reduce their costs in order to remain competitive, and we run the risk that the marketplace will make a more significant or rapid shift to non-affiliated or direct distribution alternatives than we anticipate or are able to achieve ourselves, potentially adversely affecting our market share and results of operations. Competition for personnel in all of our business is intense. The loss of personnel could have an adverse effect on our business and profitability.

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

For example, the Economic Growth and Tax Relief Reconciliation Act of 2001 and the Jobs and Growth Tax Relief Reconciliation Act of 2003 generally provide for lower income tax, capital gains and dividend tax rates that had the effect of reducing the benefits of tax deferral on the build-up of value of annuities and life insurance products. Continuation of these reduced rates, which are due to sunset by 2011, may hinder our sales and result in the increased surrender of insurance and annuity products.

Congress, as well as state and local governments, also considers from time to time legislation that could increase the amount of corporate taxes we pay. For example, changes in the law relating to tax reserving methodologies for term life or universal life insurance policies with secondary guarantees could result in higher corporate taxes. If such legislation is adopted our net income could decline.

The U.S. Treasury Department and the Internal Revenue Service are addressing the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. The dividends received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between our effective tax rate and the federal statutory tax rate of 35%. A change in the dividends received deduction, including the possible elimination of this deduction through regulations or legislation, could reduce our net income.

The products we sell have different tax characteristics, in some cases generating tax deductions. Certain of our products are significantly dependent on these characteristics and the Company’s ability to continue to generate taxable income, which are taken into consideration when pricing products and are a component of our capital management strategies. Accordingly, a change in tax law, or other factors impacting the availability of the tax characteristics generated by our products, could impact product pricing and returns.

Our businesses are heavily regulated and changes in regulation may reduce our profitability.

Our business is subject to comprehensive regulation and supervision. The purpose of this regulation is primarily to protect our customers. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations. This is particularly the case under current market conditions.

We are subject to the rules and regulations of the SEC relating to public reporting and disclosure, accounting and financial reporting, and corporate governance matters. The Sarbanes-Oxley Act of 2002 and rules and regulations adopted in furtherance of that Act have substantially increased the requirements in these and other areas for us.

Many insurance regulatory and other governmental or self-regulatory bodies have the authority to review our products and business practices and those of our agents and employees and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could adversely affect our business, reputation, results of operations or financial condition. For a discussion of material pending litigation and regulatory matters, see “Contingent Liabilities and Litigation and Regulatory Matters” in the Notes to Unaudited Financial Statements included in this Quarterly Report on Form 10-Q.

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

In view of recent events involving certain financial institutions, it is possible that the U.S. federal government will heighten its oversight of companies in the financial services industry such as us, including possibly through a federal system of insurance regulation. We cannot predict whether this or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, financial condition or results of operations.

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition and results of operations.

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

Material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, are discussed under “Contingent Liabilities and Litigation and Regulatory Matters” in the Notes to Unaudited Financial Statements included in this Quarterly Report on Form 10-Q. Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. Our reserves for litigation and regulatory matters may prove to be inadequate. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial position.

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

•

Pandemic disease, caused by a virus such as H5N1 (the “Avian flu” virus), could have a severe adverse effect on our business. The potential impact of such a pandemic on our results of operations and financial position is highly speculative, and would depend on numerous factors, including: the probability of the virus mutating to a form that can be passed from human to human; the rate of contagion if and when that occurs; the regions of the world most affected; the effectiveness of treatment for the infected population; the rates of mortality and morbidity among various segments of the insured versus the uninsured population; the collectibility of reinsurance; the possible macroeconomic effects of a pandemic on the Company’s asset portfolio; the effect on lapses and surrenders of existing policies, as well as sales of new policies; and many other variables.

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

Our policies and procedures to monitor and manage risks, including hedging programs that utilize derivative financial instruments, may not be fully effective and may leave us exposed to unidentified and unanticipated risks. The Company uses models in its hedging programs and many other aspects of its operations, including but not limited to the estimation of actuarial reserves, the amortization of deferred acquisition costs and the value of business acquired, and the valuation of certain other assets and liabilities. These models rely on assumptions and projections that are inherently uncertain. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective. Past or future misconduct by our employees or employees of our vendors could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm and the precautions we take to prevent and detect this activity may not be effective in all cases. A failure of our computer systems or a compromise of their security could also subject us to regulatory sanctions or other claims, harm our reputation, interrupt our operations and adversely affect our business, results of operations or financial condition.

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

Date: November 10, 2008

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.