Form 10-K
period 2008-12-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2009-03-16
CIK 1038509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

State the aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

As of February 28, 2009, 400,000 shares of the registrant’s common stock (par value $5), were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

THE INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, PRUDENTIAL FINANCIAL, INC.’S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 12, 2009, TO BE FILED BY PRUDENTIAL FINANCIAL, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER DECEMBER 31, 2008.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (I) (1) (a) and (b) on Form 10-K

and is therefore filing this Form with reduced disclosure.

Forward-Looking Statements

Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets, particularly in light of ongoing severe economic conditions and the severe stress experienced by the global financial markets that began in the second half of 2007 and has continued and substantially increased since then; (2) interest rate fluctuations; (3) re-estimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs; (6) changes in our claims-paying ; (7) investment losses, defaults and counterparty non-performance; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (15) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (16) changes in assumptions for retirement expense. As noted above, the adverse market and economic conditions that began in the second half of 2007 have continued and substantially worsened since then. The foregoing risks are even more pronounced in these unprecedented market and economic conditions. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” for discussion of certain risks relating to our businesses and investment in our securities.

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

Products

Variable Life Insurance

The Company offers a number of individual variable life insurance products which represents 23% of our net individual life insurance in-force at the end of 2008. Variable products provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyowner generally has the option of investing premiums in a fixed rate option that is part of the Company’s general account. The Company guarantees that funds invested in the fixed rate option will accrue interest at a rate established by The Company generally based on our portfolio rate. The policyowner can also invest in separate account investment options consisting of equity and fixed income funds. Returns on the separate account funds are not guaranteed and the policyholder bears the fund performance risk. Each product provides for the deduction of charges and expenses from the customer’s investment account. In the affluent market, we offer a private placement variable universal life product that allows for a customized investment portfolio. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance.

A significant portion of our Individual Life insurance profits are associated with the large in force block of variable policies. Profit patterns on these policies are not level and as the policies age, insureds begin paying reduced policy charges. This, coupled with net policy count and insurance in-force runoff over time, reduces our expected future profits from this product line. Asset administration fees and mortality and expense fees are a key component of variable life product profitability and vary based on the average daily net asset value.

Due to policyholder options under some of the variable life contracts, lapses may occur on a quarter lag with the market risk during this lag being borne by the Company. Consequently, due to the continued unfavorable equity markets in the fourth quarter of 2008, the variable life policy lapses are expected to continue to negatively impact results of the first quarter of 2009. Since a significant portion of our life profits are related to variable policies, this accelerated run off could adversely impact future profits.

Term Life Insurance

The Company offers a variety of term life insurance products which represents 71% of our net individual life insurance in-force at the end of December 31, 2008. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant marketplace demand for term life insurance protection.

Individual Life profits from term insurance are not expected to directly correlate, from a timing perspective, with the increase in term insurance in-force because of uneven product profitability patterns.

Universal Life Insurance

The Company offers universal life insurance products which represents 6% of our net individual life insurance in-force at the end of December 31, 2008. Universal life insurance products feature a fixed crediting rate that varies periodically based on portfolio returns as well as flexible premiums and a choice of guarantees against lapse. Universal Life policies provide for the deduction of charges and expenses from the customer’s contract fund.

Individual Life profits from universal life insurance are impacted by mortality, expense margins, and interest spread on policyholder funds.

Variable and Fixed Annuities

The Company offers a wide array of annuities, including deferred variable annuities that are registered with the United States Securities and Exchange Commission (the “SEC”), which may include (1) fixed interest rate allocation options, subject to a market value adjustment, and registered with the SEC, and (2) fixed rate allocation options not subject to a market value adjustment and not registered with the SEC.

The Company offers variable annuities that provide its customers with tax-deferred asset accumulation together with a full suite of optional guaranteed death and living benefits. The optional benefit features contractually guarantee the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), and/or (3) the highest contract value on a specified date minus any withdrawals (“contract value”). These guarantees may include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. Our variable annuity investment options provide our customers with the opportunity to invest in proprietary and non-proprietary mutual fund sub-accounts, frequently under asset allocation programs, and fixed-rate options. The investments made by customers in the proprietary and non-proprietary mutual funds represent an interest in separate investment companies that provide a return linked to an underlying investment portfolio. The investments made in the fixed rate options are credited with interest at rates we determine, subject to certain minimums.

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility, timing of annuitization and withdrawals, contract lapses and contractholder mortality. As part of our risk management strategy we hedge or limit our exposure to these risks, excluding those risks we have deemed suitable to retain, through a combination of product design elements, such as an automatic rebalancing element, and reinsurance programs. The automatic rebalancing element included in the design of certain variable annuity products transfers assets between contractholder sub-accounts depending on a number of factors, including the investment performance of the sub-accounts. Negative investment performance may result in transfers to either a fixed-rate general account option or a separate account bond portfolio. In certain situations, assets may transfer back when investment performance improves. Other product design elements we utilize for certain products to manage these risks include asset allocation and minimum purchase age requirements.

Variable annuity account values with living benefit features were $441.2 million and $424.4 million as of December 31, 2008 and 2007, respectively. For risk management purposes, in addition to reinsurance of living benefit features to Pruco Reinsurance, Ltd. (“Pruco Re”) and The Prudential Insurance Company of America, we segregate our variable annuity living benefit features into three broad product groupings, described in more detail below: (1) those where we utilize both an automatic rebalancing element and capital markets hedging, (2) those where we utilize only capital markets hedging and (3) those with risks we have deemed suitable to retain.

(1)	In addition to the reinsurance of living benefit features to Pruco Re., we manage the equity market, interest rate and market volatility risks associated with our Highest Daily products by utilizing both an automatic rebalancing element and capital markets hedging. Our Highest Daily optional living benefits guarantee, among other features, the ability to make withdrawals based on the highest daily contract value plus a minimum return credited for a period of time. This guaranteed value is accessible through withdrawals for the life of the contractholder (or joint lives, for the spousal version of the benefit,) and not as a lump-sum surrender value. For our Highest Daily products we utilize an automatic rebalancing element to limit our exposure to equity market risk and market volatility. Asset allocation and minimum purchase age requirements are also included in the design of our Highest Daily products to limit our exposure to equity market risk and market volatility. In addition to these product design elements, Pruco Re. actively hedges our Highest Daily products, primarily for changes in interest rates, and to a lesser extent for changes in equity markets and market volatility, through the use of interest rate derivatives and equity options. Contracts with living benefit features where we utilize both an automatic rebalancing element and capital markets hedging represented $158.6 million or 36%, and $27.8 million or 7% of our variable annuity account values with living benefit features as of December 31, 2008 and 2007, respectively.

(2)	We manage the risks associated with other accumulation and withdrawal guarantees through reinsurance agreements with Pruco Re. The Company has entered into reinsurance agreements to transfer the risk related to these guarantees with Pruco Re. In Pruco Re, we manage the risks associated with all other withdrawal guarantees through capital markets hedging. Pruco Re. actively hedges these guarantees for changes in equity markets, interest rates, and market volatility through the use of equity options and interest rate derivatives. Contracts with living benefit features utilizing capital markets hedging represented $190.5 million or 43%, and $252.9 million or 60% of our variable annuity account values with living benefit features as of December 31, 2008 and 2007, respectively. As a result of the volatility and disruption in the global financial markets, we have ceased sales of certain of these products.

(3)	We have deemed the risks associated with our guaranteed minimum income benefits suitable to retain. Our guaranteed minimum income benefits guarantee a minimum return on the contract value or an enhanced value, if applicable, to be used for purposes of determining annuity income payments. Contracts with living benefit features and only with risks we have deemed suitable to retain represented $92.1 million or 21%, and $143.7 million or 33% of our variable annuity account values with living benefit features as of December 31, 2008 and 2007, respectively.

We have also deemed the risks associated with our guaranteed minimum death benefits suitable to retain. Our guaranteed minimum death benefits guarantee a minimum return on the contract value or an enhanced value, if applicable, to be used for purposes of determining benefits payable in the event of death. All of the $441.2 million and $424.4 million of variable annuity account values with living benefit features as of December 31, 2008 and 2007, respectively, also contain guaranteed minimum death benefits, with $158.6 million or 36% and $27.8 million or 7% benefiting from an automatic rebalancing element, as discussed above. An additional $565.4 million and $822.1 million of variable annuity account values as of December 31, 2008 and 2007, respectively, contain guaranteed minimum death benefits, but no living benefit features.

Marketing and Distribution

Third Party Distribution

Our individual life and annuity products are offered through a variety of third party channels, including independent brokers, general agencies, producer groups, wirehouses, banks and broker-dealers. We focus on sales through intermediaries who provide life insurance solutions to protect individuals, families and businesses and support of estate and wealth transfer planning. The life insurance and annuity products offered are generally the same as those available through Prudential Agents. Our third party efforts are supported by a network of internal and external wholesalers. We also offer a simplified-issue term life insurance policy available through the internet to customers of select banks and other financial institutions.

Prudential Insurance Agents

Prudential Insurance Agents distribute Prudential-branded variable, term, and universal life insurance, variable and fixed annuities, and investment and other protection products with proprietary and non-proprietary investment options as well as selected insurance products manufactured by others.

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

Underwriting and Pricing

Life Insurance

Our life insurance underwriters follow detailed and uniform policies and procedures to assess and quantify the risk of our individual life insurance products. We require the applicant to take a variety of underwriting tests, such as medical examinations, electrocardiograms, blood tests, urine tests, chest x-rays and consumer investigative reports, depending on the age of the applicant and the amount of insurance requested. We base premiums and policy charges for individual life insurance on expected death benefits, surrender benefits, expenses, required reserves, investment returns and taxes. We use assumptions for mortality, interest credited to policyholders’, policy persistency, and premium payment pattern in pricing policies. Some of our policies are fully guaranteed. Others have current premiums/charges and interest credits that we can change subject to contractual guarantees. We routinely update the interest crediting rates on our universal life policies and on the fixed account of our variable life policies. In resetting these rates, we consider the returns on our portfolios supporting these policies, current interest rates, the competitive environment and our profit objectives.

Our operating results are affected by differences between actual mortality experience and other factors and the assumptions used in pricing these policies and, as a result, can fluctuate from period to period.

Annuities

We earn administrative fees based upon the average assets of the proprietary mutual funds and non-proprietary mutual funds in our variable annuity products and mortality and expense fees and other fees for various insurance-related options and features including optional guaranteed death and living benefit features, based on average daily net asset values of the annuity separate accounts or the amount of guaranteed value. For certain optional features, our charge may be expressed as a percentage of the “protected value” under the benefit, rather than as a percentage of average daily net assets. We declare the rate of return on our fixed interest rate options offered in our variable annuities based on certain assumptions, including but not limited to investment returns, expenses and persistency. We price our variable annuities, including optional death and living benefits based on an evaluation of risks assumed. We price our fixed annuities as well as the fixed-rate options of our variable annuities based on assumptions as to investment returns, expenses and persistency. Competition also influences our pricing. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities. For assets transferred to a fixed rate general account option pursuant to the automatic rebalancing element, we earn a spread for the difference between the return on our general account invested assets and the interest credited to contractholder account balances. To encourage persistency, most of our variable and fixed annuities have declining surrender or withdrawal charges for a specified number of years. In addition, the living benefits feature of our variable annuity products encourage persistency because the potential value of the living benefit is fully realized only if the contract persists.

Reserves

We establish and carry as liabilities actuarially determined reserves for future policy benefits that we believe will meet our future benefit obligations for our in-force life and annuity policies, including the minimum death benefit and living benefit guarantee features of some of these policies. We base these reserves on assumptions we believe to be appropriate for investment yield, persistency, withdrawal rates, mortality and morbidity rates, expenses and margins for adverse deviation. Certain of the living benefit guarantee features on variable annuity contracts are accounted for as embedded derivatives and are carried at fair value. The fair values of these benefit features are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. These features are reinsured with an affiliated company. For variable and interest-sensitive life insurance and fixed and variable annuity contracts, we establish liabilities for policyholders’ account balances that represent cumulative gross premium payments plus credited interest and/or fund performance, less withdrawals, expenses and mortality charges.

Reinsurance

The Company participates in reinsurance in order to provide risk diversification, provide additional capacity for future growth and limit the maximum net loss potential arising from large risks.

Since 2000, we have reinsured the majority of the mortality risk we assume under our newly sold individual life insurance products with both affiliated and unaffiliated companies and the maximum amount of individual life insurance we may retain on any life is $100,000. See Note 13 to the Financial Statements for more information related to these affiliated reinsurance arrangements.

Effective April 1, 2008, the Company entered into an agreement to reinsure certain variable Corporate Owned Life Insurance “COLI” policies with Pruco Life.

During 2005, the Company entered into new reinsurance agreements with an affiliate as part of its risk management and capital management strategies. Effective October 3, 2005, the Company entered into a new coinsurance agreement with Pruco Re. providing for 100% reinsurance of its Lifetime Five benefit feature sold on new business after October 3, 2005.

Regulatory Environment

In order to continue to market life insurance, annuity products and market value adjustment annuities, the Company must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. Statutory accounting practices differ from generally accepted accounting principles, or “GAAP”. First, under statutory accounting practices, the acquisition costs of new business are charged to expense, while under GAAP they are initially deferred and amortized over a period of time. Second, under statutory accounting practices, the required additions to statutory reserves for new business in some cases may initially exceed the statutory revenues attributable to such business. These practices result in a reduction of statutory income and surplus at the time of recording new business.

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

Risk-Based Capital

In order to enhance the regulation of insurers’ solvency, the NAIC adopted a model law to implement risk-based capital requirements for life insurance companies. All states have adopted the NAIC’s model law or a substantially similar law. The risk-based capital, or RBC, calculation, which regulators use to assess the sufficiency of an insurer’s statutory capital, measures the risk characteristics of a company’s assets, liabilities and certain off-balance sheet items. In general, RBC is calculated by applying factors to various asset, premium, claim, expense and reserve items. Within a given risk category, these factors are higher for those items with greater underlying risk and lower for items with lower underlying risk. Insurers that have less statutory capital than the RBC calculation requires are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. The RBC ratios for the Company are above the ranges that would require any regulatory or corrective action. These RBC ratios may also impact our credit and financial strength ratings, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Federal Tax Regulation

Current U.S. federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the death benefit paid under a life insurance contract. Congress from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities and insurance products, as well as other types of changes that could reduce or eliminate the attractiveness of annuities and life insurance products to consumers, such as repeal of the estate tax. In addition, legislative changes could impact the amount of taxes that we pay, thereby affecting our net income.

The Economic Growth and Tax Relief Reconciliation Act of 2001 and the Jobs and Growth Tax Relief Reconciliation Act of 2003 generally provided for lower income tax, capital gains and dividend tax rates that had the effect of reducing the benefits of tax deferral on the build-up of value of annuities and life insurance products. The 2001 Act also included provisions that eliminate over time the estate, gift and generation skipping taxes and partially eliminates the step up in basis rules applicable to property held in a decedent’s estate. These reduced rates, which are due to sunset in 2011, may hinder our sales and result in increased surrenders of insurance and annuity products.

The U.S. Treasury Department and the Internal Revenue Service intend to address through regulations the methodology to be followed in determining the dividends received deduction, or DRD, related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between our actual tax expense and expected amount determined using the federal statutory tax rate of 35%. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulations or legislation, could increase our actual tax expense and reduce our net income.

The products we sell have different tax characteristics, in some cases generating tax deductions. Certain of our products are significantly dependent on these characteristics and our ability to continue to generate taxable income, which are taken into consideration when pricing products and are a component of our capital management strategies. Accordingly, a change in tax law, our ability to generate taxable income, or other factors impacting the availability of the tax characteristics generated by our products, could impact product pricing and returns.

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

Insurance Guaranty Association Assessments

Each state has insurance guaranty association laws under which insurers doing business in the state are members and may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state. While we cannot predict the amount and timing of any future assessments on the Company under these laws, we have established reserves that we believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings.

Federal Regulation

Our variable annuity products and market value adjustment annuities, generally are “securities” within the meaning of federal securities laws, registered under the federal securities laws and subject to regulation by the SEC and FINRA. Although the federal government does not comprehensively regulate the business of insurance, federal legislation and administrative policies in several areas, including taxation, financial services regulation and pension and welfare benefits regulation, can significantly affect the insurance industry. Congress also periodically considers and is considering laws affecting privacy of information and genetic testing that could significantly and adversely affect the insurance industry.

In view of recent events involving certain financial institutions, it is possible that the U.S. federal government will heighten its oversight of companies in the financial services industry such as us, including possibly through a federal system of insurance regulation.

USA Patriot Act

The USA Patriot Act of 2001, enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain provisions that may be different, conflicting or more rigorous. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions require the implementation and maintenance of internal practices, procedures and controls.

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

Privacy Regulation

Federal and state law and regulation require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information, and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of health-related and customer information and their practices relating to protecting the security and confidentiality of that information. State laws regulate use and disclosure of social security numbers and require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers, and require all holders of certain personal information to protect the security of the data. Federal regulations require financial institutions and creditors to implement effective programs to detect, prevent, and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to consumers and customers. Federal law and regulation regulate the permissible uses of certain personal information, including consumer report information. Federal and state governments and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information.

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

The Company is a wholly owned subsidiary of Pruco Life Insurance Company and indirectly owned by Prudential Financial. It is possible that we may need to rely on our parent company to meet our liquidity needs in the future.

Our business and our results of operations have been materially adversely affected by the adverse conditions in the global financial markets and economic conditions generally. Our business, results of operations and financial condition may be further adversely affected, possibly materially, if these conditions persist or deteriorate. We cannot predict the effect of governmental actions in response to the current financial crisis.

Our results of operations have been materially adversely affected by conditions in the global financial markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global financial markets that began in the second half of 2007 has continued and substantially increased since then. The volatility and disruption in the global financial markets have reached unprecedented levels. The availability and cost of credit has been materially affected. These factors, combined with economic conditions in the U.S. including depressed home prices and increasing foreclosures, falling equity market values, declining business and consumer confidence and rising unemployment, have precipitated a severe economic recession and fears of even more severe and prolonged adverse economic conditions.

The global fixed-income markets are experiencing a period of both extreme volatility and limited market liquidity conditions, which has affected a broad range of asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Global equity markets have also been experiencing heightened volatility. These events and the continuing market upheavals have had and may continue to have an adverse effect on us. Our revenues are likely to decline in such circumstances, the cost of meeting our obligations to our customers may increase, and our profit margins would likely erode. In addition, in the event of a prolonged or severe economic downturn, we could incur significant losses in our investment portfolio.

The demand for our products could be adversely affected in an economic downturn characterized by higher unemployment, lower family income, lower consumer spending, lower corporate earnings and lower business investment. We also may experience a higher incidence of claims and lapses or surrenders of policies. Our policyholders may choose to defer or stop paying insurance premiums. We cannot predict definitively whether or when such actions, which could impact our business, results of operations, cash flows and financial condition, may occur.

In response to the market dislocation affecting the banking system and financial markets, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008, or EESA, into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. On October 14, 2008, the U.S. Treasury announced that it would use EESA authority to invest an aggregate of $250 billion (of the first $350 billion released under EESA) in capital issued by qualifying U.S. financial institutions under the U.S. Treasury’s Capital Purchase Program, which is part of the Troubled Asset Relief Program, or TARP. The TARP Capital Purchase Program involves the issuance by qualifying institutions of preferred stock and warrants to purchase common stock to the U.S. Treasury. Concurrently, in coordination with the U.S. Treasury, the FDIC announced the Temporary Liquidity Guarantee Program, through which it guarantees certain newly issued senior unsecured debt issued by FDIC insured institutions and their qualifying holding companies, as well as funds over $250,000 in non-interest-bearing transaction deposit accounts. In addition, since March 2008, the Federal Reserve has created several lending facilities to stabilize financial markets. Most recently, on November 25, 2008, the Federal Reserve announced the Term Asset-Backed Securities Loan Facility, or TALF. The TALF has not yet been implemented but is designed to provide secured financing for newly issued asset-backed securities backed by certain types of consumer and small business loans.

On February 10, 2009, the U.S. Treasury announced a Financial Stability Plan to build upon existing programs and earmark the second $350 billion of funds that were authorized under the EESA and released in January 2009. The elements of the Financial Stability Plan, as described by the U.S. Treasury, are a Capital Assistance Program and Financial Stability Trust to make capital available to financial institutions through additional purchases of preferred stock, a Public-Private Investment Fund to buy legacy loans and assets from financial institutions, a Consumer and Business Lending Initiative to restart securitization markets for loans to consumers and businesses by expanding upon TALF, and a comprehensive housing program to, among other things, help reduce mortgage payments and interest rates. The U.S. Treasury has stated that the Financial Stability Plan will require high levels of transparency and accountability standards and dividend, acquisition and executive compensation restrictions for financial institutions that receive government assistance going forward.

Our ultimate parent, Prudential Financial, has applied to participate in the Capital Purchase Program, although no determination with respect to its participation has been made. Prudential Financial also continues to evaluate other government sponsored programs for which it may be eligible.

The U.S. federal government has taken or is considering taking other actions to address the financial crisis that could further impact our business. We cannot predict with any certainty whether these actions will be effective or the effect they may have on the financial markets or on our business, results of operations, cash flows and financial condition.

Markets in the United States and elsewhere have experienced extreme and unprecedented volatility and disruption, with adverse consequences to our liquidity, access to capital and cost of capital. A continuation or deterioration in these conditions may significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital.

Adverse capital market conditions have affected and may continue to affect the availability and cost of borrowed funds and could impact our ability to refinance existing borrowings, thereby ultimately impacting our profitability and ability to support or grow our businesses. We need liquidity to pay our operating expenses, interest on our debt and dividends on our capital stock and replace certain maturing debt obligations. Without sufficient liquidity, we could be forced to curtail certain of our operations, and our business could suffer. The principal sources of our liquidity are insurance premiums, annuity considerations, deposit funds and cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity in normal markets also include a variety of short- and long-term instruments, including securities lending and repurchase agreements, and commercial paper.

Disruptions, uncertainty or volatility in the financial markets have limited and may be expected to continue to limit our access to capital required to operate our business, most significantly our insurance operations. These market conditions may limit our ability to replace, in a timely manner, maturing debt obligations and access the capital necessary to grow our business, replace capital withdrawn by customers or raise new capital required as a result of volatility in the markets. As a result, we may be forced to delay raising capital, issue shorter tenor securities than would be optimal, bear an unattractive cost of capital or be unable to raise capital at any price, which could decrease our profitability and significantly reduce our financial flexibility. Actions we might take to access financing may in turn cause rating agencies to reevaluate our ratings.

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

The Risk Based Capital, or RBC, ratio is the primary measure by which we evaluate our capital adequacy. We manage our RBC ratio to a level consistent with a “AA” ratings objective; however, rating agencies take into account a variety of factors in assigning ratings in addition to RBC levels. RBC is determined by statutory rules that consider risks related to the type and quality of the invested assets, insurance-related risks associated with our products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of our statutory capitalization. As of December 31, 2008, we estimate that our total capital met RBC levels required to meet our ratings objectives. Subsequent to September 30, 2008 market conditions negatively impacted our level of capital and caused Prudential Financial to take capital management actions to maintain capital consistent with these ratings objectives, which included redeployment of financial resources from internal sources.

A continuation or worsening of the disruptions in the credit and capital markets could adversely affect our ability to access sources of liquidity, as well as threaten to reduce our capital below a level that is consistent with our existing ratings objectives. Therefore, we may need to take additional actions, which may include but are not limited to: (1) additional capital management activities; (2) further access to our alternative sources of liquidity; (3) accelerating or restructuring loans extended to affiliates; (4) access to external sources of capitals; (5) limiting or curtailing sales of certain products and/or restructuring existing products; (6) undertaking asset sales; and (7) seeking temporary or permanent changes to regulatory rules. Certain of these actions could require regulatory approval.

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

Even under relatively more favorable market conditions (such as those prevailing before the second half of 2007), our insurance and annuity products as well as our investment returns and our access to and cost of financing, are sensitive to fixed income, equity, real estate and other market fluctuations and general economic, market and political conditions. These fluctuations and conditions could adversely affect our results of operations, financial position and liquidity, including in the following respects:

•

The profitability of many of our insurance products depends in part on the value of the separate accounts supporting these products, which fluctuate substantially depending on the foregoing conditions.

•

Market conditions resulting in reductions in the value of assets we administer have an adverse effect on the revenues and profitability of our asset administration services, which depend on fees related primarily to the value of assets under management, and could further decrease the value of our proprietary investments.

•

A change in market conditions, including prolonged periods of high inflation, could cause a change in consumer sentiment adversely affecting sales and persistency of our products. Similarly, changing economic conditions can influence customer behavior including but not limited to increasing claims in certain annuities.

•

Sales of our products may decline and lapses and surrenders of variable life and annuity products may increase if a market downturn, increased market volatility or other market conditions result in customers becoming dissatisfied with their products.

•	The economic downturn and concerns about financial strength of insurers, could result in more policyholder borrowing on the cash value in their policies.

•

A market decline could further result in guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values or our pricing assumptions would support, requiring us to materially increase reserves for such products and may cause customers to retain contracts in-force in order to benefit from the guarantees, thereby increasing their cost to us.

•

Market conditions beyond our control determine the availability and cost of the reinsurance protection we purchase including through our affiliates. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms which could adversely affect the profitability of future business or our willingness to write future business.

•

Hedging instruments held by the Company and affiliated reinsurers to manage product and other risks might not perform as intended or expected resulting in higher realized losses and unforeseen cash needs. Market conditions can also increase the cost of executing product related hedges and such costs may not be recovered in the pricing of the underlying products being hedged. Our hedging strategies rely on the performance of counterparties to such hedges. These counterparties may fail to perform for various reasons resulting in hedge ineffectiveness and higher losses.

•

We have significant investment and derivative portfolios. Economic conditions as well as adverse capital market conditions, including but not limited to a lack of buyers in the marketplace, volatility, credit spread changes, and benchmark interest rate changes, will impact the liquidity and value of our investments and derivatives, potentially resulting in higher realized or unrealized losses. For example, a widening of credit spreads, such as the market has experienced recently, increases the net unrealized loss position of our investment portfolio and may ultimately result in increased realized losses. Values of our investments and derivatives can also be impacted by reductions in price transparency, changes in assumptions or inputs we use in estimating fair value and changes in investor confidence and preferences, potentially resulting in higher realized or unrealized losses. Volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our results of operations or financial condition.

•

Regardless of market conditions, certain investments we hold, including private bonds are relatively illiquid. If we needed to sell these investments, we may have difficulty doing so in a timely manner at a price that we could otherwise realize.

•

Market conditions could also impact our ability to fund foreseen and unforeseen cash needs, potentially inhibiting our ability to perform under our counterparty obligations, support business initiatives and result in increased realized losses.

As described above, the adverse market and economic conditions that began in the second half of 2007 have continued and substantially worsened. The foregoing risks are even more pronounced in these unprecedented market and economic conditions.

Interest rate fluctuations could adversely affect our businesses and profitability.

Our insurance products may be sensitive to interest rate fluctuations, and changes in interest rates could adversely affect our investment returns and results of operations, including in the following respects:

•

Some of our products expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. When interest rates decline, we have to reinvest the cash income from our investments in lower yielding instruments. Since many of our policies and contracts have guaranteed minimum interest or crediting rates or limit the resetting of interest rates, the spreads could decrease and potentially become negative. When interest rates rise, we may not be able to replace the assets in our general account with the higher yielding assets needed to fund the higher crediting rates necessary to keep these products competitive. This risk is heightened in the current market and economic environment, in which many desired securities are unavailable. Some of our universal life products contain other death benefits guarantees, the cost of which depend on our investment return.

•

Changes in interest rates may reduce net investment income and thus our spread income which is a substantial portion of our profitability. A decline in market interest rates could also reduce our returns from investment of equity.

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

•

Our mitigation efforts with respect to interest rate risk are primarily focused on maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. However, there are practical and capital market limitations on our ability to accomplish this and our estimate of the liability cash flow profile may be inaccurate. Due to these and other factors we may need to liquidate investments prior to maturity at a loss in order to satisfy liabilities or be forced to reinvest funds in a lower rate environment. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to effectively mitigate, and may choose based on factors, including economic considerations, not to fully mitigate, the interest rate risk of our assets relative to our liabilities.

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

For certain of our products, market performance impacts the level of statutory reserves and statutory capital we are required to hold, and may have an adverse effect on returns on capital associated with these products. For example, equity market declines in the fourth quarter of 2008 caused a significant increase in the level of statutory reserves and statutory capital we are required to hold in relation to our annuities business. Capacity for reserve funding structures available in the marketplace is currently limited as a result of market conditions generally. Our ability to efficiently manage capital and economic reserve levels may be impacted, thereby impacting profitability and return on capital.

Our profitability may decline if mortality rates, morbidity rates or persistency rates differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality rates, or likelihood of death, and morbidity rates, or likelihood of sickness, of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality or morbidity could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, treatment patterns for disease or disability, the economic environment, or other factors. Pricing of our insurance and deferred annuity products are also based in part upon expected persistency of these products, which is the probability that a policy or contract will remain in-force from one period to the next. Persistency within our Individual Annuities business may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of equity market declines. Results may also vary based on differences between actual and expected premium deposits and withdrawals for these products. The development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, could adversely affect the profitability of existing business and our pricing assumptions for new business. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract.

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

During periods of market disruption, such as the unprecedented current market conditions, it may be difficult to value certain of our securities, such as sub-prime mortgage backed securities, if trading becomes less frequent and/or market data becomes less observable. There are and may continue to be certain asset classes that were in active markets with significant observable data that have or may become illiquid due to the current financial environment or market conditions. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods which are more complex. These values may not be ultimately realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified. Decreases in value may have a material adverse effect on our results of operations or financial condition.

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

For a discussion of certain fixed maturity securities where the estimated fair value has declined and remained below amortized cost by more than 15% but less than 20% and by more than 20%, respectively, see “Realized Investment Gains and Losses and General Account Investments – Unrealized Losses from Fixed Maturity Securities.”

We have experienced and may experience additional downgrades in our claims paying or credit ratings. A downgrade or potential downgrade in our claims-paying or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered, increase our borrowing costs and/or hurt our relationships with creditors or trading counterparties.

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

In view of the difficulties experienced recently by many financial institutions, the rating agencies have heightened the level of scrutiny that they apply to such institutions, have increased the frequency and scope of their credit reviews, have requested additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels, such as our financial strength ratings. The outcome of such reviews may have adverse ratings consequences, which could have a material adverse effect on our results of operation and financial condition.

In late September and early October, 2008, A.M. Best Company, Inc., Fitch Ratings Ltd., Moody’s Investors Service, and Standard & Poor’s, respectively, each revised their outlook for the U.S. life insurance sector to negative from stable, citing, among other things, the significant deterioration and volatility in the credit and equity markets, economic and political uncertainty, and the expected impact of realized and unrealized investment losses on life insurers’ capital levels and profitability.

On November 21, 2008, Moody’s affirmed the long-term senior debt rating of Prudential Financial at “A3” and affirmed the financial strength ratings of our life insurance subsidiaries at “Aa3.” Moody’s also revised its outlook on our ratings to negative from stable. On February 10, 2009 Moody’s placed the long-term ratings of Prudential Financial and our life insurance subsidiaries on review for possible downgrade. The short-term ratings of Prudential Financial and Prudential Funding were affirmed with a stable outlook.

On December 2, 2008, Fitch lowered Prudential Financial’s long-term senior debt rating to “A-” from “A” and lowered the financial strength ratings of our life insurance subsidiaries to “AA-” from “AA,” with ratings outlook revised from stable to negative. On February 19, 2009, Fitch lowered Prudential Financial’s long-term senior debt rating to “BBB” from “A-” and the short-term rating to “F2” from “F1.” Fitch also downgraded the financial strength ratings of our life insurance subsidiaries to “A+” from “AA-” and the short-term rating of Prudential Funding, LLC to “F1” from “F1+.” The outlook for all ratings remains negative.

On December 11, 2008, A.M. Best affirmed the financial strength rating of “A+” for our life insurance subsidiaries and affirmed the credit rating of “a-” for Prudential Financial’s long-term senior debt. The outlook for the financial strength ratings remained stable and the outlook for the long-term senior debt credit rating was revised to stable from positive.

On February 17, 2009, S&P lowered Prudential Financial’s long-term senior debt rating to “A” from “A+” and affirmed the “AA” ratings of our life insurance subsidiaries. The long-term ratings outlook was revised from stable to negative.

On February 26, 2009, S&P lowered the financial strength ratings of our life insurance subsidiaries to “AA-” from “AA” and affirmed Prudential Financial’s long-term senior debt ratings as “A.” The outlook for both ratings was revised from negative to stable.

As a result of the ratings action taken by Fitch on February 19, 2009, Prudential Financial is no longer eligible to participate in the Commercial Paper Funding Facility sponsored by the Federal Reserve Bank of New York, although Prudential Funding, LLC continues to be eligible.

We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be downgraded at any time and without notice by any rating agency.

We may be unable to effectively implement certain capital management activities as a result of ratings downgrades, and changes in credit spreads, or for other reasons.

The NAIC has adopted a Model Regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and a supporting Guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX.” The Regulation and supporting Guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that this level of reserves is excessive, and we have implemented reinsurance and capital management actions to mitigate the impact of Regulation XXX and Guideline AXXX on our term and universal life insurance business with affiliates. However, we may not be able to implement actions to mitigate the impact of Regulation XXX or Guideline AXXX on future sales of term or universal life insurance products, thereby potentially resulting in an adverse impact on returns on capital associated with these products, and possibly requiring us to reduce our sales of these products or implement measures that may be disruptive to our business.

As we continue to underwrite term and universal life business, we expect these affiliates to incur borrowing in 2009 to finance statutory reserves required under Regulation XXX and Guideline AXXX. However, based on current market conditions, these affiliates may not be able to finance these needs. We are currently reviewing both internal and external sources of funding to address these needs.

Losses due to defaults by others, including issuers of investment securities or reinsurance, bond insurers and derivative instrument counterparties, downgrades in the ratings of securities we hold or of bond insurers, and insolvencies of insurers in jurisdictions where we write business, could adversely affect the value of our investments, the realization of amounts contractually owed to us, result in assessments or additional statutory capital requirements or reduce our profitability.

Issuers and borrowers whose securities or loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors, including bond insurers, may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults, instances of which have occurred in recent months, could have an adverse effect on our results of operations and financial condition. A downgrade in the ratings of bond insurers could also result in declines in the value of our fixed maturity investments supported by guarantees from bond insurers.

Under state insurance guaranty association laws, we are subject to assessments based on the share of business we write in the relevant jurisdiction for certain obligations of insolvent insurance companies to policyholders and claimants.

Amounts that we expect to collect under current and future contracts, are subject to counterparty risk.

Intense competition could adversely affect our ability to maintain or increase our market share or profitability.

In each of our businesses we face intense competition, both for the ultimate customers for our products and, in many businesses, for distribution through non-affiliated distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution and distribution arrangements, price, perceived financial strength and claims-paying and credit ratings. A decline in our competitive position as to one or more of these factors could adversely affect our profitability and assets under management. Many of our competitors are large and well established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher claims-paying or credit ratings than we do. We could be subject to claims by competitors that our products infringe their patents, which could adversely affect our sales, profitability and financial position. The proliferation and growth of non-affiliated distribution channels puts pressure on our captive sales channels to increase their productivity and reduce their costs in order to remain competitive, and we run the risk that the marketplace will make a more significant or rapid shift to non-affiliated or direct distribution alternatives than we anticipate or are able to achieve ourselves, potentially adversely affecting our market share and results of operations. Competition for personnel in all of our business is intense. The loss of personnel could have an adverse effect on our business and profitability.

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

For example, the Economic Growth and Tax Relief Reconciliation Act of 2001 and the Jobs and Growth Tax Relief Reconciliation Act of 2003 generally provided for lower income tax, capital gains and dividend tax rates that had the effect of reducing the benefits of tax deferral on the build-up of value of annuities and life insurance products. Continuation of these reduced rates, which are due to sunset in 2011, may hinder our sales and result in the increased surrender of insurance and annuity products.

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

The U.S. Treasury Department and the Internal Revenue Service intend to address through regulations the methodology to be followed in determining the dividends received deduction, or DRD, related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and expected amount determined using the federal statutory tax rate of 35%. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulations or legislation, could increase our actual tax expense and reduce our net income.

The products we sell have different tax characteristics, in some cases generating tax deductions. The level of profitability of certain of our products are significantly dependent on these characteristics and our ability to continue to generate taxable income, which are taken into consideration when pricing products and are a component of our capital management strategies. Accordingly, a change in tax law, our ability to generate taxable income, or other factors impacting the availability of the tax characteristics generated by our products, could impact product pricing and returns.

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

Many insurance regulatory and other governmental or self-regulatory bodies have the authority to review our products and business practices and those of our agents and employees and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could adversely affect our business, reputation, results of operations or financial condition. For a discussion of material pending litigation and regulatory matters, see “Contingent Liabilities and Litigation and Regulatory Matters” in the Notes to Financial Statements included in this Annual Report on Form 10-K.

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

Material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, are discussed under “Contingent Liabilities and Litigation and Regulatory Matters” in the Notes to Financial Statements included in this Annual Report on Form 10-K. Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. Our reserves for litigation and regulatory matters may prove to be inadequate. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial position.

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

Item 3. Legal Proceedings

The Company is subject to legal and regulatory actions in the ordinary course of its businesses, including class action lawsuits. Legal and regulatory actions may include proceedings relating to aspects of the businesses and operations that are specific to the Company and that are typical of the businesses in which the Company operates. Class action and individual lawsuits may involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payment and procedures, premium charges, policy servicing and breach of fiduciary duties to customers. The Company may also be subject to litigation arising out of its general business activities, such as investments and third party contracts. In certain of these matters, plaintiffs may seek large and/or indeterminate amounts, including punitive or exemplary damages.

The Company’s litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcomes cannot be predicted. It is possible that results of operations or cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial position. Management believes, however, that, based on information currently known to it, the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, is not likely to have a material adverse effect on the Company’s financial position.

The foregoing discussion is limited to recent developments concerning our legal and regulatory proceedings. See Note 12 to the Financial Statements included herein for additional discussion of our litigation and regulatory matters.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company is a wholly owned subsidiary of Pruco Life Insurance Company. There is no public market for the Company’s common stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or “MD&A,” is omitted pursuant to General Instruction I (2) (a) of Form 10-K. The management narrative for Pruco Life Insurance Company of New Jersey that follows should be read in conjunction with the Forward-looking Statements included below the Table of Contents, “Risk Factors”, and the Financial Statements and related notes included in this Annual Report on Form 10-K.

Management’s narrative addresses the financial condition of Pruco Life Insurance Company of New Jersey as of December 31, 2008, compared with December 31, 2007, and its results of operations for the years ended December 31, 2008 and 2007.

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

Revenues and Expenses

The Company earns revenues principally from insurance premiums; mortality, expense, and asset administration fees from insurance and investment products; and investment of general account and other funds. The Company earns premiums primarily from the sale of term individual life insurance. The Company earns mortality, expense fees, and asset administration fees on the servicing of separate account products including universal and variable life insurance and variable annuities. The Company’s operating expenses principally consist of insurance benefits provided, general business expenses, commissions and other costs of selling and servicing the various products we sell and interest credited on general account liabilities.

Profitability

The Company’s profitability depends principally on its ability and Prudential Insurance’s ability to price and manage risk on insurance products, to attract and retain customer assets, and to manage expenses. Specific drivers of our profitability include:

•	our ability to manufacture and distribute products and services and to introduce new products that gain market acceptance on a timely basis;

•	our ability to price our insurance products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring customers and administering those products;

•	our mortality and morbidity experience on individual life insurance and annuity products which can fluctuate significantly from period to period;

•	our persistency experience, which affects our ability to recover the cost of acquiring new business over the lives of the contracts;

•	our cost of administering insurance contracts and providing asset management products and services;

•	our returns on invested assets, including the impact of credit impairments, net of the amounts we credit to policyholders’ accounts;

•	the amount of our assets under management and changes in their fair value, which affect the amount of asset administration fees we receive;

•	our ability to generate favorable investment results through asset/liability management and strategic and tactical asset allocation

•	our credit and financial strength ratings;

•	our ability to effectively utilize our tax capacity;

•	our ability to manage risk and exposures, including the degree to which, and the effectiveness of, hedging these risks and exposures.

In addition, factors such as general economic conditions, securities, credit market conditions, regulation, competition, interest rates, and taxes affect our profitability. In some of our product lines, we share experience on mortality, morbidity, persistency and investment results with our customers, which can offset the impact of these factors on our profitability from those products.

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

Valuation of Investments, Including the Recognition of Other-than-Temporary Impairments

As prescribed by GAAP, we present our fixed maturity investments classified as available for sale at fair value in the statements of financial position. The fair values for our public fixed maturity securities are based on quoted market prices or estimates from independent pricing services, which we validate for reasonability. However, for our investments in private securities such as private placement fixed maturity securities, which comprised 14% of our investments as of December 31, 2008, this information is not available. For these private fixed maturities, fair value is determined typically by using a discounted cash flow model, which relies upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions and takes into account, among other things, the credit quality of the issuer and the reduced liquidity associated with private placements. In determining the fair value of certain securities, the discounted cash flow model may also use unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset.

For our investments classified as available for sale, the impact of changes in fair value is recorded as an unrealized gain or loss in “Accumulated other comprehensive income (loss), net,” a separate component of equity. For our investments classified as trading, the impact of changes in fair value is recorded within “Asset administration fees.” In addition, investments classified as available for sale, are subject to impairment reviews to identify when a decline in value is other-than-temporary. In evaluating whether a decline in value is other-than-temporary, we consistently consider several factors including, but not limited to, the following: the extent and duration of the decline; the reasons for the decline in value (credit event, currency or interest rate related, including credit spread widening); our ability and intent to hold the investment for a period of time to allow for a recovery of value; and the financial condition and near-term prospects of the issuer. When we determine that there is an other-than-temporary impairment, we write down the value of the security to its fair value, with a corresponding charge to earnings. In addition, for our impairment review of asset-backed fixed maturity securities with a credit rating below AA, we forecast our best estimate of the prospective future cash flows of the security to determine if the present value of those cash flows, discounted using the effective yield of the most recent interest accrual rate, has decreased from the previous reporting period. When a decrease from the prior reporting period has occurred and the security’s fair value is less than its carrying value, an other-than-temporary impairment is recognized by writing the security down to its fair value, with a corresponding charge to earnings. In both cases, this corresponding charge to earnings is referred to as an impairment. Impairments are reflected in “Realized investment gains (losses), net” in the statements of operations and are excluded from adjusted operating income. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted into net investment income, and included in adjusted operating income in future periods based upon the amount and timing of the expected future cash flows of the security, if the recoverable value of the investment based upon cash flows we can reasonably estimate, is greater than the carrying value of the investment after the impairment. The level of impairment losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve.

Given recent market conditions and liquidity concerns, beginning in the third quarter of 2008, our determinations of whether a decline in value of fixed maturity securities is other-than-temporary have placed greater emphasis on our internal analysis of the underlying credit and our ability and intent to hold the investment for a period of time to allow for a recovery of value, versus the extent and duration of a decline in fair value.

Commercial mortgages which comprise 13% of our investments as of December 31, 2008, are carried primarily at unpaid principal balances, net of unamortized premiums or discounts and a valuation allowance for losses. The valuation allowance provides for the risk of credit losses inherent in the lending process and includes a loan specific reserve for each non-performing loan that has a specifically identified loss and a portfolio reserve for probable incurred but not specifically identified losses. Non-performing loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not be collected. The loan specific portion is based on our assessment as to ultimate collectability of loan principal and interest. Valuation allowances for non-performing loans are recorded based on the present value of expected future cash flows discounted at the loan’s effective interest rate or based on the fair value of the collateral if the loan is collateral dependent. The portfolio reserve for incurred but not specifically identified losses considers our past loan experience, the current credit composition of the portfolio, historical credit migration, property type diversification, default and loss severity statistics and other relevant factors. We record subsequent increases or decreases to our valuation allowances when appropriate. Adjustments to the allowance are reflected in “Realized investment gains (losses), net,” in our statements of operations. The allowance for losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve.

Future Policy Benefit Reserves

We establish reserves for future policy benefit payments to or on behalf of policyholders in the same period in which the policy is issued. These reserves relate primarily to term life, variable and universal life, and certain annuity products.

The future policy benefit reserves at December 31, 2008 represented 12% of our total liabilities and relate primarily to term life are determined in accordance with GAAP as the present value of expected future benefits to or on behalf of policyholders plus the present value of future maintenance expenses less the present value of future net premiums. The expected future benefits are based on mortality, lapse, and maintenance expense and interest rate assumptions. Reserves for new business are based on best estimate assumptions as of the date the policy is issued with provisions for the risk of adverse deviation. After our reserves are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If reserves determined based on these best estimate assumptions are greater than the GAAP liabilities (i.e., reserves net of any DAC asset), the existing GAAP liabilities are adjusted to the greater amount. Our best estimate mortality assumptions are generally based on the Company’s historical experience or standard industry tables, as applicable; our expense assumptions are based on current levels of maintenance costs, adjusted for the effects of inflation; and our interest rate assumptions are based on current and expected net investment returns. We review our mortality assumptions annually. Generally, we do not expect our mortality trends to change significantly in the short term and to the extent these trends may change we expect such changes to be gradual over the long term.

The Company’s liability for future policy benefits also includes net liabilities for guarantee benefits related to certain nontraditional long-duration life and annuity contracts, which are discussed more fully in Note 8, and certain unearned revenues.

Deferred Policy Acquisition Costs

We capitalize costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts. These costs include primarily commissions, costs of policy issuance and underwriting, and variable field office expenses. We amortize these deferred policy acquisition costs, over the expected life of the contracts, based on the level and timing of either gross profits, or gross premiums, depending on the type of contract. As of December 31, 2008, DAC in our life business was $260 million and DAC in our annuity business was $66 million.

DAC associated with term life policies is amortized in proportion to gross premiums. We evaluate the recoverability of our DAC related to these policies as part of our premium deficiency testing. If a premium deficiency exists, we reduce DAC by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the DAC balance, we then increase the reserve for future policy benefits by the excess, by means of a charge to current period earnings. Generally, we do not expect significant deterioration in future experience, and therefore do not expect significant writedowns to the related DAC.

DAC associated with the variable and universal life policies and the variable and fixed annuity contracts are amortized over the expected life of these policies in proportion to gross profits. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and the cost of contract minimum guarantees net of, where applicable, the impact of any capital markets hedging activities related to these guarantees. We regularly evaluate and adjust the related DAC balance with a corresponding charge or credit to current period earnings for the effects of our actual gross profits and changes in our assumptions regarding estimated future gross profits. Adjustments to the DAC balance include our quarterly adjustments for current period experience and market performance related adjustments, as discussed below, and the impact of the annual reviews of our estimate of total gross profits. We also perform recoverability testing at the end of each reporting period to ensure the DAC balance does not exceed the present value of total estimated gross profits.

The quarterly adjustments for current period experience referred to above reflect the cumulative impact of differences between actual gross profits for a given period and the previously estimated expected gross profits for that period. Total estimated gross profits include both actual experience and estimates of gross profits for future periods. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change. In these cases, we recognize a cumulative adjustment to all previous periods’ costs, referred to as an adjustment for current period experience.

For the variable and universal life policies a significant portion of our gross profits are derived from mortality margins. As a result, our estimates of future gross profits are significantly influenced by our mortality assumptions. Our mortality assumptions represent our expected claims experience over the life of these policies and are developed based on Company experience. We review and update our mortality assumptions annually. Updates to our mortality assumptions in future periods could have a significant adverse or favorable effect on the results of our operations.

The DAC balance associated with the variable and universal life policies as of December 31, 2008 was $165 million. The following table provides a demonstration of the sensitivity of that DAC balance relative to our future mortality assumptions by quantifying the adjustments that would be required, assuming both an increase and decrease in our future mortality rate by 1%. While the information below is for illustrative purposes only and does not reflect our expectations regarding future mortality assumptions, it is a near-term, reasonably likely hypothetical change that illustrates the potential impact of such a change. This information considers only the effect of changes in our mortality assumptions and not changes in any other assumptions such as persistency, future rate of return, or expenses included in our evaluation of DAC, and does not reflect changes in reserves, such as the unearned revenue reserve, which would partially offset the adjustments to the DAC balance reflected below.

Increase/(Reduction) in DAC
(in millions)
Decrease in future mortality by 1%	$2.0
Increase in future mortality by 1%	$(2.0)

The future rate of return assumptions used in evaluating DAC for our variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. If the projected future rate of return over the four year period is greater than our maximum future rate of return, we use our maximum future rate of return. In light of 2008 market conditions, we have determined that adjustments to our estimate of total gross profits to reflect actual fund performance and any corresponding changes to the projected future rate of return assumptions for our variable annuity contracts should no longer be dependent on a comparison to a statistically generated range of estimated gross profits. Instead, beginning in the fourth quarter of 2008, the projected future rate of return and our estimate of total gross profits are updated each quarter to reflect the result of the reversion to the mean approach. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits. The new required rate of amortization is also applied prospectively to future gross profits in calculating amortization in future periods. For variable annuities products and variable life policies, as of December 31, 2008, our expected rate of return for the next four years across all asset types is 10.5% and 10.9% per annum, respectively, which are our current maximum future rates of return under the reversion to the mean approach. Included in these composite four year rates are assumptions for returns on various asset classes, including limits on implied returns on equity investments that range from 12.8% to 15.0%. Our long-term expected rate of return across all asset types for variable annuities products and variable life policies range from 8.0% to 8.2%, depending on the specific block of business, and reflect, among other assumptions, an expected rate of return of 9.5% per annum for equity investments.

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

The following table provides a demonstration of the sensitivity of that DAC balance relative to our future rate of return assumptions by quantifying the adjustments that we would be required assuming both an increase and decrease in our future rate of return by 100 basis points. While the information below is for illustrative purposes only and does not reflect our expectations regarding future rate of return assumptions, it is a near-term, reasonably likely hypothetical change that illustrates the potential impact of such a change. This information considers only the direct effect of changes in our future rate of return on the DAC balance and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of DAC. Further, this information does not reflect changes in reserves, such as the reserves for the guaranteed minimum death and optional living benefit features of our variable annuity products, or the impact that changes in such reserves may have on the DAC balance.

Increase/(Reduction) in DAC
(in millions)
Increase in projected rate of return by 100 basis points	$0.8
Decrease in projected rate of return by 100 basis points	$(0.8)

See “Results of Operations” for a discussion of the impact of DAC amortization on our results of the life and annuities products.

In addition to DAC, we also recognize assets for deferred sales inducements. The deferred sales inducements are recognized and are amortized over the anticipated life of the policy using the same methodology and assumptions used to amortize deferred policy acquisition costs. For additional information about our deferred sales inducements, see Note 4 to the Financial Statements. Deferred sales inducements are also subject to recoverability testing at the end of each reporting period to ensure that the capitalized amounts do not exceed the present value of total anticipated gross profits.

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

The application of U.S. GAAP requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance if necessary to reduce our deferred tax asset to an amount that is more likely than not to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance we consider many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) in which tax jurisdictions they were generated and the timing of their reversal; (4) taxable income in prior carryback years as well as projected taxable earnings exclusive of reversing temporary differences and carryforwards; (5) the length of time that carryovers can be utilized in the various taxing jurisdictions; (6) any unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that we would employ to avoid a tax benefit from expiring unused. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized.

Our accounting represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates. Certain changes or future events, such as changes in tax legislation, geographic mix of earnings and completion of tax audits could have an impact on our estimates and effective tax rate. For example, the dividends received deduction, or DRD, reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and the expected amount determined using the federal statutory tax rate of 35%. The U.S. Treasury Department and the Internal Revenue Service, or IRS, intend to address through regulations the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulations or legislation, could increase our actual tax expense and reduce our net income.

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

An increase or decrease in our effective tax rate by one percent, would have resulted in a decline or increase in income from continuing operations in 2008 of $0.3 million.

Our liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the IRS or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards, or tax attributes, the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. The statute of limitations for the 2002 and 2003 U.S. Federal tax years is set to expire in 2009. The company does not anticipate any significant changes to it’s unrecognized tax benefit during the next 12 months. U.S. Federal tax years 2004 through 2008 are still open for IRS examination.

On January 26, 2006, the IRS officially closed the audit of our federal income tax returns for the 1997 to 2001 periods. The statute of limitations has closed for these tax years; however, there were tax attributes which were utilized in subsequent tax years for which the statute of limitations remains open.

In August 2007, the IRS issued Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspends Revenue Ruling 2007-54 and informs taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts.

In December 2006, the IRS completed all fieldwork with regards to its examination of the U.S. federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of an industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 years, we have agreed to such adjustment. Nevertheless, we believe that our return position is technically correct. Therefore, we intend to file a protective refund claim to recover the taxes associated with the agreed upon adjustment and to pursue such other actions as appropriate. The report, with the adjustment, was submitted to the Joint Committee on Taxation in October 2008. We were advised on January 2, 2009 that the Joint Committee completed its consideration of the report and has taken no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a refund was received. The statute of limitations for these years will close on December 31, 2009.

In January 2007, the IRS began an examination of the U.S. federal income tax years 2004 through 2006. For the U.S. federal income tax years 2007 and 2008, we participated in the IRS’s Compliance Assurance Program, or CAP. Under CAP, the IRS assigns an examination team to review completed transactions contemporaneously during the 2007 and 2008 tax years in order to reach agreement with us on how they should be reported in the tax return. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax return is filed. It is management’s expectation this program will shorten the time period between the filing of our federal income tax return and the IRS’s completion of its examination of the return.

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

The Company’s Changes in Financial Condition and Results of Operations are described below.

Changes in Financial Position

2008 versus 2007

Total assets decreased by $463 million, from $4.697 billion at December 31, 2007 to $4.234 billion at December 31, 2008. The largest decrease was in separate account assets, which decreased $619 million, from $2.926 billion at December 31, 2007 to $2.307 billion at December 31, 2008, primarily driven by equity market depreciation during the current year. Fixed maturities decreased by $108 million, from $904 million at December 31, 2007 to $796 million at December 31, 2008. This was primarily driven by additional unrealized losses of $70 million driven by market depreciation and reinvestments in commercial loans. The decline was partially offset by transfers from our separate account to our general account due to an automatic rebalancing element in certain of our living benefit features on our annuity products. Also contributing to the increase was continued reinvestment of cash flows from business operations and reinvestment of investment income in our life business primarily due to continued growth of our universal business. These declines are partially offset by the items discussed below.

Commercial loans increased $45 million, from $102 million at December 31, 2007 to $147 million at December 31, 2008, due to continued investments in commercial loans.

Cash and cash equivalents are higher by $37 million from $33 million at December 31, 2007 to $70 million at December 31, 2008 from positive cash flows from financing activities.

Deferred policy acquisition costs increased by $54 million from $273 million at December 31, 2007, to $327 million at December 31, 2008, primarily driven by capitalization of acquisition costs from the continued growth of term life insurance sales.

Reinsurance recoverables from parent and affiliates increased by $114 million from $187 million at December 31, 2007, to $301 million at December 31, 2008. This increase was primarily due to continued growth in term in-force covered by PARCC coinsurance agreement and increased living benefit embedded derivatives resulting from market declines on our annuity products covered under Pruco Re. (see Note 13 to the Financial Statements).

Total liabilities decreased by $450 million from $4.270 billion at December 31, 2007, to $3.820 billion at December 31, 2008, primarily due to a decline in separate account liabilities of $619 million due to market depreciation during the current year. Future policy benefits and other policyholder liabilities increased by $145 million, from $313 million at December 31, 2007 to $458 million at December 31, 2008, primarily due to an increase in the liability for living benefit embedded derivatives resulting from equity market declines. Also contributing was the increases to life reserves as a result of sales and renewals of term products. Policyholder account balances increased by $104 million from $806 million at December 31, 2007 to $910 million at December 31, 2008, primarily due to transfers to our general account due to an automatic rebalancing element in certain of our living benefit annuity features and continued universal life products sales. The Company’s short-term borrowings from an affiliate used to provide short-term working capital decreased by $55.8 million from $55.9 million at December 31, 2007 to $.1 million at December 31, 2008 due to payments. Total securities lending position at December 31, 2008 decreased by $2 million from December 31, 2007. The relative amounts of cash collateral for loaned securities and securities sold under agreements to repurchase decreased $10 million and increased $8 million, respectively.

Results of Operations

2008 to 2007 Annual Comparison

Net Income

Net income of $22 million for 2008 decreased $18 million from $40 million in 2007. Net income for 2008 included net charges of $10 million before taxes reflecting the impact of the annual reviews in the third quarter of our estimate of total gross profits for life and annuities as well as market performance adjustments to our estimate of total gross profits on our annuity products in the fourth quarter. Net income for 2007 included a $1 million benefit before taxes resulting from the annual review in the third quarter, primarily related to lower benefits expected under guaranteed income benefit features on variable annuity products. Absent the impacts of the annual reviews conducted in the third quarter and market performance adjustments in the fourth quarter, net income was $8 million lower than the prior year mainly driven by higher realized losses of $25 million due to mark-to-market on embedded derivatives associated with a dollar denominated foreign investment and realized losses from impairments of fixed maturities. This decline was partially offset by higher fee income of $5 million from growth in our universal life insurance and lower income tax expense of $11 million.

As mentioned above, results for both periods include the impact of an annual review of our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs and unearned revenue reserves for our variable and universal life products and deferred policy acquisition costs, deferred sales inducements and the reserves for guaranteed minimum death and income benefit features of our annuity products. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of returns on investments associated with these contracts, and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The current year included a $1 million decline before taxes due to the annual review in the third quarter, primarily related to the impact of guaranteed minimum death and income benefit reserves on variable annuity products. The prior year reflected a $1 million benefit in the third quarter primarily related to lower benefits expected under guaranteed income benefit features on variable annuity products.

As mentioned above, results for 2008 also included $9 million of charges associated with market performance related adjustments to our estimate of total gross profits to reflect actual fund performance in the fourth quarter of 2008 and corresponding changes to the future rate of return assumptions on our annuity products and life products. This adjustment for market performance included $5 million relating to increased amortization of deferred policy acquisition and other costs and $4 million relating to reserve increases for the guaranteed minimum death and income benefit features of our variable annuity products, and reflects additional market value decreases in the underlying assets associated with our variable annuity products. In light of recent market conditions, beginning in the fourth quarter of 2008, we determined that adjustments to our estimate of total gross profits to reflect actual fund performance and any corresponding changes to the future rate of return assumptions should no longer be dependent on a comparison to a statistically generated range of estimated gross profits. Instead, for purposes of evaluating deferred policy acquisition and other costs and the reserves for the guaranteed minimum death and income benefit features of our variable annuity products, total estimated gross profits are updated for these items each quarter. Market value declines in the fourth quarter of 2008 decreased our estimates of total gross profits by establishing a new, lower starting point for the variable annuity account values used in estimating gross profits for future periods. The decrease in our estimate of total gross profits resulted in a higher required rate of amortization and a higher rate to build reserve provisions, which was applied to all prior periods’ gross profits. The resulting cumulative adjustment to prior amortization and reserve balances was recognized in the current period. In addition, the higher rate of amortization and reserves will also be applied to future gross profits in calculating amortization in future periods which, all else being equal, will result in lower net profits in future periods.

We derive our future rate of return assumptions using a reversion to the mean approach, a common industry practice for our variable life products and variable annuity products. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns so that the assets grow at the expected rate of return for the entire period. However, by the end of 2008, the projected future rate of return calculated using the reversion to the mean approach was greater than 10.9% on life products and 10.5% on our annuity products, our current maximum future rate of return assumptions across all asset types for these businesses. As a result, we utilized the maximum future rate of return over a four year period, thereby limiting the impact of the reversion to the mean, and further decreasing our estimate of total gross profits.

Revenues

Revenues decreased by $21 million, from $165 million in 2007 to $144 million in 2008.

Net realized investment losses increased by $25 million, from realized losses of $2 million in 2007 to realized losses of $27 million in 2008, mainly due to losses of $10 million due to mark-to-market accounting on embedded derivatives associated with a dollar denominated foreign investment and realized losses of $9 million from impairments of fixed maturities. Also contributing was $3 million of realized losses on derivative values resulting from lower interest rates and mark-to-market losses on embedded derivatives associated with certain externally managed investments in the European markets.

Policy charges and fee income, consisting primarily of mortality and expense charges, loading and other insurance charges assessed on general and separate account policyholders’ fund balances, decreased by $1 million, from $77 million in 2007, to $76 million in 2008. Results for 2008 included a $3 million charge related to the amortization of unearned revenue reserves based on the annual reviews in the third quarter. Results for the third quarter 2007 include a $3 million benefit from the annual review. Absent this item policy charges and fee income increased $5 million due to growth in our universal life insurance in-force.

Benefits and Expenses

Total benefits and expenses increased by $9 million, from $109 million in 2007 to $118 million in 2008.

Policyholders’ benefit and expenses, including related changes in reserves, increased by $13 million, from $17 million in 2007, to $30 million in 2008. The increase was mainly driven by the annual review in both periods, discussed above, due to increased reserves for guaranteed minimum death benefits and income benefits of $2 million in third quarter 2008. The prior year benefited $1 million from the annual review conducted in the third quarter due to lower reserves. Also contributing in 2008 was $4 million of charges relating to reserve increases for the guaranteed minimum death and income benefit of our variable annuity contracts in the fourth quarter, as discussed above. Absent the impacts of the annual reviews conducted in both periods and additional market performance adjustments policyholders’ benefit and expenses, including related changes in reserves, increased $5 million primarily due to reserve growth in the term life business due to continued sales.

General, administrative, and other expenses decreased by $4 million from $61 million in 2007 to $57 million in 2008. The current year benefited $3 million due to the result of annual reviews in the third quarter, discussed above. The prior year increased $3 million from the annual review conducted in the third quarter of 2007. Fourth quarter 2008 expenses included an $5 million increase in amortization of deferred policy acquisition costs due to market and reversion to the mean assumptions on our variable annuity and life business. Absent the impacts of the annual reviews conducted in both periods and reversion to the mean assumptions, general, administrative, and other expenses decreased $3 million in 2008, primarily driven by driven by lower bonus costs and higher net reinsurance expense allowances resulting from growth in the term business. This decrease was partially offset by higher amortization of deferred acquisition costs due to unfavorable separate account fund performance.

Income Tax Expense

Shown below is our income tax provision for the years ended December 31, 2008, 2007 and 2006, separately reflecting the impact of certain significant items. Also presented below is the income tax provision that would have resulted from application of the statutory 35% federal income tax rate in each of these periods.

	Year ended December 31,
	2008	2007	2006
	(in millions)
Tax provision	$4,118	$15,546	$11,477
Impact of:
Non-taxable investment income	4,573	3,625	6,206
Other	347	341	(39)

Tax provision excluding these items	$9,038	$19,512	$17,644

Tax provision at statutory rate	$9,038	$19,512	$17,644

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109 on January 1, 2007. For additional information regarding the adoption of this guidance, see Note 7 of the Financial Statements.

The decline in income tax expense primarily reflects the decline in income from continuing operations before income taxes for the year ended December 31, 2008. The dividends received deduction, or DRD, reduces the amount of dividend income subject to tax and is the primary component of the non-taxable investment income shown in the table above, and, as such, is a significant component of the difference between our actual tax expense and the expected amount determined using the federal statutory tax rate of 35%. The DRD for the current period was estimated using information available from current year results, information from 2007 calculations, and estimates to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and our taxable income before the DRD.

In August 2007, the Internal Revenue Service, or IRS, issued Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspends Revenue Ruling 2007-54 and informs taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulations or legislation, could increase our actual tax expense and reduce our net income. These activities had no impact on our 2007 or 2008 results.

In December 2006, the IRS completed all fieldwork with regards to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of the industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 years, we have agreed to such adjustment. Nevertheless, we believe that our return position is technically correct. Therefore, we intend to file a protective refund claim to recover the taxes associated with the agreed upon adjustment and to pursue such other actions as appropriate. The report, with the adjustment, was submitted to the Joint Committee on Taxation in October 2008. We were advised on January 2, 2009 that the Joint Committee completed its consideration of the report and has taken no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a refund was received. The statute of limitations for these years will close on December 31, 2009. These activities had no impact on our 2007 or 2008 results.

Liquidity and Capital Resources

Extraordinary Market Conditions and their Impact on our Liquidity and Capital Resources

Beginning in the latter half of 2007 and continuing into 2009, severe dislocations in the credit and capital markets, initially driven by broad market concerns over the impact of sub-prime mortgage holdings of financial institutions, generally resulted in reduced availability and increased cost of credit for financial institutions in the marketplace, including Prudential Financial and the Company. These dislocations accelerated following the failure, consolidation, or U.S. federal government intervention on behalf of several significant financial institutions.

During the fourth quarter of 2008, the volatility and disruptions in the credit and capital markets reached unprecedented levels, adversely affecting the global economy, particularly in the financial services industry. The U.S. federal government has taken or is considering taking actions in order to address this financial market dislocation.

This market dislocation has adversely impacted our liquidity and capital plans, results of operations, and financial position. The market conditions also negatively impacted the level of capital, as a result of asset value declines and the need to strengthen reserves, particularly in our annuity businesses.

Prudential Financial and the Company continues to operate and has access to alternate sources of liquidity. However, a continuation or worsening of the disruptions in the credit and capital markets could adversely affect our ability to access sources of liquidity, as well as threaten to reduce our capital below a level that is consistent with our existing ratings objectives. Therefore, we may need to take additional actions, which may include but are not limited to: (1) further access to our alternative sources of liquidity; (2) access to external sources of capital; (3) limiting or curtailing sales of certain products and/or restructuring existing products; (4) undertaking asset sales; (5) seeking temporary or permanent changes to regulatory rules. Certain of these actions may require regulatory approval; and (6) other capital management activities.

Management monitors the liquidity of Prudential Financial and the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our quarterly planning process. We believe that cash flows from the sources of funds presently available to us are sufficient to satisfy the current liquidity requirements of Prudential Financial and the Company, including reasonably foreseeable contingencies.

General Liquidity

Liquidity refers to a company’s ability to generate sufficient cash flows to meet the needs of its operations. Our liquidity is managed to ensure stable, reliable and cost-effective sources of cash flows to meet all of our obligations. Liquidity is provided by a variety of sources, as described more fully below, including portfolios of liquid assets. Our investment portfolios are integral to the overall liquidity of those operations. We segment our investment portfolios and employ an asset/liability management approach specific to the requirements of our product lines. This enhances the discipline applied in managing the liquidity, as well as the interest rate and credit risk profiles, of each portfolio in a manner consistent with the unique characteristics of the product liabilities. We use a projection process for cash flows from operations to ensure sufficient liquidity to meet projected cash outflows, including claims.

Liquidity is measured against internally developed benchmarks that take into account the characteristics of both the asset portfolio and the liabilities that they support. The results are affected substantially by the overall asset type and quality of our investments.

Cash Flow

The principal sources of the Company’s liquidity are premiums and annuity considerations, investment and fee income, and investment maturities and sales associated with our insurance and annuity operations, as well as internal borrowings. The principal uses of that liquidity include benefits, claims, dividends paid to policyholders, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, and payments in connection with financing activities.

We believe that the cash flows from our insurance and annuity operations are adequate to satisfy the current liquidity requirements of these operations, including under reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors such as future securities market conditions, changes in interest rate levels, policyholder perceptions of our financial strength, and the relative safety of competing products (including those with enhancements under EESA), each of which could lead to reduced cash inflows or increased cash outflows. In addition, market volatility can impact the level of capital required to support our businesses, particularly in our annuity business. Our cash flows from investment activities result from repayments of principal, proceeds from maturities and sales of invested assets and investment income, net of amounts reinvested. The primary liquidity risks with respect to these cash flows are the risk of default by debtors or bond insurers, our counterparties’ willingness to extend repurchase and/or securities lending arrangements, commitments to invest and market volatility. We closely manage these risks through our credit risk management process and regular monitoring of our liquidity position.

In managing our liquidity, we also consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions when selecting assets to support these contractual obligations. We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers from annuity contracts and deposit liabilities.

Individual life insurance policies are less susceptible to withdrawal than our annuity reserves and deposit liabilities because policyholders may incur surrender charges and be subject to a new underwriting process in order to obtain a new insurance policy. Our annuity reserves with guarantee features may be less susceptible to withdrawal than historical experience indicates, due to the current value of these guarantee features to policyholders as a result of recent market declines.

Gross account withdrawals amounted to approximately $124.2 million and $158.1 million for the years ended December 31, 2008 and 2007, respectively. Because these withdrawals were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities and public equity securities. As of December 31, 2008 and December 31, 2007, our insurance operations had liquid assets of $876.8 million and $1.1 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $217.2 million and $134.8 million as of December 31, 2008 and December 31, 2007, respectively. As of December 31, 2008, $703.3 million, or 88%, of the fixed maturity investments company general account portfolios were rated investment grade. The remaining $92.7 million, or 12%, of these fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

Given the size and liquidity profile of our investment portfolios, we believe that claim experience varying from our projections does not constitute a significant liquidity risk. Our asset/liability management process takes into account the expected maturity of investments and expected claim payments as well as the specific nature and risk profile of the liabilities. Historically, there has been no significant variation between the expected maturities of our investments and the payment of claims.

Our liquidity is managed through access to substantial investment portfolios as well as a variety of instruments available for funding and/or managing short-term cash flow mismatches, including from time to time those arising from claim levels in excess of projections. To the extent we need to pay claims in excess of projections, we may borrow temporarily or sell investments sooner than anticipated to pay these claims, which may result in increased borrowing costs or realized investment gains or losses affecting results of operations. We believe that borrowing temporarily or selling investments earlier than anticipated will not have a material impact on the liquidity of our the Company. Payment of claims and sale of investments earlier than anticipated would have an impact on the reported level of cash flow from operating and investing activities, respectively, in our financial statements.

Prudential Funding, LLC

Prudential Funding, LLC, or Prudential Funding, a wholly owned subsidiary of Prudential Insurance, serves as an additional source of financing to meet the working capital needs.

Capital

The Risk Based Capital, or RBC, ratio is the primary measure by which we evaluate the capital adequacy of the Company. We manage our RBC ratio to a level consistent with a “AA” ratings objective. RBC is determined by statutory formulas that consider risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization.

As discussed above, market conditions during 2008 negatively impacted the level of our capital. In order to address these impacts on our capital, Prudential Financial undertook various initiatives to redeploy certain assets to its insurance subsidiaries from its non-insurance subsidiaries.

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

For variable annuities and variable life insurance products, excluding the fixed rate options in these products, and most separate accounts, our main exposure to the market is the risk that asset based fees decrease as a result of declines in assets under management due to changes in investment prices. The risk of decreased asset based and asset administration fees could also impact our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. While a decrease in our estimates of total gross profits would accelerate amortization and decrease net income in a given period, it would not affect our cash flow or liquidity position in the current period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Result of Operations” for a discussion of the effects of death and other benefit provisions on the results of the Company.

For variable annuity and variable life insurance products with minimum guaranteed death benefits and variable annuity products with living benefits such as guaranteed minimum income, withdrawal, and accumulation benefits, we also face the risk that declines in the value of underlying investments as a result of interest rate, equity market, or market volatility changes may increase our net exposure to the guarantees under these contracts. As part of our risk management strategy, we utilize product design elements such as asset allocation requirements, an automatic rebalancing element and minimum purchase age requirements, and reinsurance programs. These strategies exclude our guaranteed minimum income benefits and guaranteed minimum death benefits, which include risks we have deemed suitable to retain.

For a discussion of asset-based fees associated with our variable life products and our variable annuity contracts, our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, and the impact of our guaranteed minimum death and other benefits on the results of our life and annuities business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, certain products supported by general account investments expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. Market fluctuations or changes in market conditions could also cause a change in consumer sentiment adversely affecting sales and persistency of our long-term savings, protection and other investment products. For additional information regarding the potential impacts of interest rate and other market fluctuations as well as general economic and market conditions on our businesses and profitability see Item 1A. “Risk Factors.”

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

Other Than Trading Activities

We hold the majority of our assets for “other than trading” activities in our insurance and annuities products. We incorporate asset/liability management techniques and other risk management policies and limits into the process of investing our assets. We use derivatives for hedging purposes in the asset/liability management process.

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

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We seek to manage our interest rate exposure by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have target duration mismatch constraints for each entity. As of December 31, 2008 and 2007, the difference between the duration of assets and the target duration of liabilities in our duration-managed portfolios was within our constraint limits. We consider risk-based capital implications in our asset/liability management strategies.

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

Market Risk Related to Interest Rates

Our “other than trading” assets that subject us to interest rate risk include primarily fixed maturity securities, commercial loans and policy loans. In the aggregate, the carrying value of these assets represented 57% of our assets, other than assets that we held in separate accounts, as of December 31, 2008 and 66% as of December 31, 2007.

With respect to “other than trading” liabilities, we are exposed to interest rate risk through policyholders’ account balances relating to interest-sensitive life insurance, annuity and other investment-type contracts, collectively referred to as investment contracts, and through outstanding short term debt with affiliates.

We assess interest rate sensitivity for “other than trading” financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates. The following tables set forth the net estimated potential loss in fair value from a hypothetical 100 basis point upward shift as of December 31, 2008 and 2007, because this scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	December 31, 2008
	Notional Value of Derivatives	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(In millions)
Financial Assets with Interest Rate Risk:
Financial Assets:
Fixed maturities, available for sale		$796	$765	$(31)
Policy loans		223	205	(18)
Commercial loans		136	131	(5)

Financial Assets with Equity Risk:
Equity Securities		3	3	0

Derivatives:
Futures	—	—	—	—
Swaps	31	(1)	(1)	—
Financial Liabilities with Interest Rate Risk:
Investment Contracts		(73)	(72)	1

Total Estimated Potential Loss				(53)

	December 31, 2007
	Notional Value of Derivatives	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(In millions)
Financial Assets with Interest Rate Risk:
Financial Assets:
Fixed maturities, available for sale		$904	$869	$(35)
Policy loans		187	173	(14)
Commercial loans		104	98	(6)

Financial Assets with Equity Risk:
Equity Securities		4	4	0

Derivatives:
Futures	(45)	0	2	2
Swaps	23	(1)	0	1

Total Estimated Potential Loss				(52)

The tables above do not include approximately $1.304 billion and $1.053 billion of insurance reserves and deposit liabilities at December 31, 2008 and 2007, respectively. The Company believes that the interest rate sensitivities of these insurance liabilities offset, in large measure, the interest rate risk of the financial assets set forth in the above tables.

The estimated changes in fair values of the financial assets shown above relate to assets invested in support of the Company’s insurance liabilities, but do not include assets associated with products for which investment risk is borne primarily by the contractholders rather than the Company.

Market Risk Related to Equity Prices

We actively manage investment equity price risk against benchmarks in respective markets. We benchmark our return on equity holdings against a blend of market indices, mainly the S&P 500 and Russell 2000 for U.S. equities.

Market Risk Related to Foreign Currency Exchange Rates

The Company does not have significant market risk exposure to foreign exchange rates.

Derivatives

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or the prices of securities or commodities. Derivative financial instruments may be exchange-traded or contracted in the over-the-counter market and include swaps, futures, options and forward contracts. See Note 11 to the Financial Statements for a description of derivative activities as of December 31, 2008 and 2007. Under insurance statutes, insurance companies may use derivative financial instruments to hedge actual or anticipated changes in their assets or liabilities, to replicate cash market instruments or for certain income-generating activities. These statutes generally prohibit the use of derivatives for speculative purposes. The Company uses derivative financial instruments primarily to seek to reduce market risk from changes in interest rates.

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

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting as of December 31, 2008 is included in the notes to the Financial Statements of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the Securities Exchange Commission, or the “SEC,” is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), as of December 31, 2008. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a - 15(f) and 15d - 15(f), occurred during the quarter ended December 31, 2008 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

In addition, we have adopted Corporate Governance Guidelines, which we refer to as our “Corporate Governance Principles and Practices.” Our Corporate Governance Principles and Practices are available free of charge on our website at www.investor.prudential.com.

PART III

Item 14. Principal Accountant Fees and Services

The Audit Committee of the Board of Directors of Prudential Financial has appointed PricewaterhouseCoopers LLP as the independent auditor of Prudential Financial and certain of its domestic and international subsidiaries, including the Registrant. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The specific information called for by this item is hereby incorporated by reference to the section entitled “Item 2—Ratification of the Appointment of Independent Registered Public Accounting Firm” in Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 12, 2009 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2008.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) and (2) Financial Statements of Registrant are listed in the accompanying “Index to Financial Statements” on page F-1 hereof and are filed as part of this Report.

(a) (3) Exhibits

2.	Not applicable.

3(i)(a)	The Articles of Incorporation of Pruco Life Insurance Company of New Jersey (as amended through March 11, 1983) are incorporated by reference to Post-effective Amendment No. 26 to the Registration Statement on Form S-6 of Pruco Life of New Jersey Variable Appreciable Account as filed April 28, 1997, Registration No. 2-89780.

3(i)(b)	Certificate of Amendment to the Articles of Incorporation of Pruco Life Insurance Company of New Jersey dated February 12, 1998 is incorporated by reference to Post-Effective Amendment No. 12 to the Registration Statement on Form S-1, of Pruco Life of New Jersey Variable Contract Real Property Account as filed on April 16, 1999, Registration No. 33-20018.

3(ii)	By-Laws of Pruco Life Insurance Company of New Jersey (as amended through August 4, 1999) incorporated by reference to Form S-6 of Pruco Life of New Jersey Variable Appreciable Account filed August 13, 1999, Registration No. 333-85117.

4.	Exhibits

4(a)	Market-Value Adjustment Annuity Contract (Discovery Select variable annuity) is incorporated by reference to Form S-1, Registration No. 333-18053, filed December 17, 1996, on behalf of the Pruco Life of New Jersey Flexible Premium Variable Annuity Account.

4(b)	Market-Value Adjustment Annuity Contract (Strategic Partners Select variable annuity) is incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to Form S-3, Registration No. 333-62246, filed November 27, 2001.

4(c)	Market-Value Adjustment Annuity Contract (Strategic Partners Horizon annuity) is incorporated by reference to the Registrant’s Form S-3, Registration No. 333-100713, filed October 24, 2002.

4(d)	Market-Value Adjustment Annuity Contract Endorsement (Strategic Partners Annuity One variable annuity) is incorporated by reference to the Registrant’s registration statement on Form S-3, Registration No. 333-103473, filed February 27, 2003.

9.	None.

10.	None.

11.	Not applicable.

12.	Not applicable.

13.	Not applicable.

16.	Not applicable.

18.	None.

22.	None.

23.	Not applicable.

24.	Powers of Attorney.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Accounting Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Accounting Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newark, and State of New Jersey, on the 16th day of March 2009.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
(Registrant)

By:	/s/ Scott D. Kaplan
Scott D. Kaplan
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2009.

Signature	Title

/s/ Scott D. Kaplan	Chief Executive Officer, President and Director
Scott D. Kaplan

/s/ Tucker I. Marr	Chief Financial and Accounting Officer
Tucker I. Marr	(Principal Accounting and Financial Officer)

James J. Avery *	Director
James J. Avery

Helen M. Galt *	Director
Helen M. Galt

Bernard J. Jacob *	Director
Bernard J. Jacob

Stephen Pelletier *	Director
Stephen Pelletier

Scott G. Sleyster *	Director
Scott G. Sleyster

* By:	/s/ Thomas C. Castano
Thomas C. Castano
(Attorney-in-Fact)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Financial Statements and

Report of Independent Registered Public Accounting Firm

December 31, 2008 and 2007

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Pruco Life Insurance Company of New Jersey (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2008, of the Company’s internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

March 16, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Pruco Life Insurance Company of New Jersey

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pruco Life Insurance Company of New Jersey (an indirect, wholly owned subsidiary of The Prudential Insurance Company of America) at December 31, 2008 and December 31, 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 of the financial statements, the Company adopted a framework for measuring fair value on January 1, 2008. Also, the Company changed its method of accounting for uncertainty in income taxes and for deferred acquisition costs in connection with modifications or exchanges of insurance contracts on January 1, 2007.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 16, 2009

Pruco Life Insurance Company of New Jersey

Statements of Financial Position

As of December 31, 2008 and 2007 (in thousands, except share amounts)

	2008	2007
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2008 - $865,995 ; 2007 - $898,932)	$796,022	$903,520

Equity securities available for sale, at fair value (amortized cost, 2008$4,143: $; 2007: $4,143)	2,809	4,408

Policy loans	169,924	166,373
Short term investments	8,137	12,376
Commercial loans	147,395	101,583
Other long term investments	7,797	5,631

Total investments	1,132,084	1,193,891
Cash and cash equivalents	69,811	33,185
Deferred policy acquisition costs	326,806	273,144
Accrued investment income	15,025	14,182
Reinsurance recoverables	301,336	186,587
Receivables from parent and affiliates	50,377	43,920
Deferred sales inducements	28,014	21,957
Other assets	4,226	3,217
Separate account assets	2,306,566	2,926,421

TOTAL ASSETS	$4,234,245	$4,696,504

LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Policyholders’ account balances	910,344	805,605
Future policy benefits and other policyholder liabilities	458,129	312,637
Cash collateral for loaned securities	16,131	26,060
Securities sold under agreement to repurchase	22,496	14,621
Income taxes payable	66,793	86,328
Short term debt from affiliates	100	55,863
Payables to parent and affiliates	9,822	8,304
Other liabilities	29,546	34,226
Separate account liabilities	2,306,566	2,926,421

Total liabilities	$3,819,927	$4,270,065

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 12)

STOCKHOLDER’S EQUITY
Common stock, ($5 par value; 400,000 shares, authorized; issued and outstanding;	2,000	2,000
Additional Paid-in capital	168,998	168,998
Retained earnings	273,964	252,259
Accumulated other comprehensive income	(30,644)	3,182

Total stockholder’s equity	414,318	426,439

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$4,234,245	$4,696,504

See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Operations and Comprehensive Income

Years Ended December 31, 2008, 2007 and 2006 (in thousands)

	2008	2007	2006
REVENUES

Premiums	$14,903	$12,442	$8,947
Policy charges and fee income	75,712	76,851	59,650
Net investment income	68,001	66,705	65,628
Realized investment gains/(losses), net	(26,955)	(2,201)	(13,900)
Asset administration fees	7,395	6,968	6,086
Other income	5,154	4,203	3,079

Total revenues	144,210	164,968	129,490

BENEFITS AND EXPENSES

Policyholders’ benefits	30,454	16,747	16,900
Interest credited to policyholders’ account balances	30,684	31,525	30,394
General, administrative and other expenses	57,249	60,947	31,785

Total benefits and expenses	118,387	109,219	79,079

Income from operations before income taxes	25,823	55,749	50,411

Income taxes:
Current	1,033	12,044	(596)
Deferred	3,085	3,502	12,073

Total income tax expense	4,118	15,546	11,477

NET INCOME	21,705	40,203	38,934

Change in net unrealized investment (losses)/ gains and changes in foreign currency translation, net of taxes	(33,826)	(849)	3,196

COMPREHENSIVE (LOSS)/INCOME	$(12,121)	$39,354	$42,130

See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Stockholder’s Equity

Years Ended December 31, 2008, 2007 and 2006 (in thousands)

Accumulated Other Comprehensive Income Gain (Loss)

	Common Stock	Additional Paid–in Capital	Retained Earnings	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Loss)	Total Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance, January 1, 2006	$2,000	$168,689	$173,584	$—	$835	$835	$345,108

Net income	—	—	38,934	—	—	—	38,934

Stock-based compensation programs	—	—	—	—	—	—	—

Cumulative effect of change in accounting principles, net of taxes	—	—	—	29	—	29	29

Change in net unrealized investment (losses), net of taxes					3,167	3,167	3,167

Balance, December 31, 2006	$2,000	$168,689	$212,518	$29	$4,002	$4,031	$387,238

Net income	—	—	40,203	—	—	—	40,203

Stock-based compensation programs	—	309	—	—	—	—	309

Cumulative effect of change in accounting principles, net of taxes	—	—	(462)	—	—	—	(462)

Change in foreign currency translation adjustments, net of taxes	—	—	—	79	—	79	79

Change in net unrealized investment gains, net of taxes	—	—	—	—	(928)	(928)	(928)

Balance, December 31, 2007	$2,000	$168,998	$252,259	$108	$3,074	$3,182	$426,439

Net income	—	—	21,705	—	—	—	21,705

Change in foreign currency translation adjustments, net of taxes	—	—	—	(82)	—	(82)	(82)

Change in net unrealized investment (losses), net of taxes	—	—	—	—	(33,744)	(33,744)	(33,744)

Balance, December 31, 2008 2007	$2,000	$168,998	$273,964	$26	$(30,670)	$(30,644)	$414,318

See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Cash Flows

Years Ended December 31, 2008, 2007 and 2006 (in thousands)

	2008	2007	2006
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$21,705	$40,203	$38,934
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Policy charges and fee income	(20,623)	(18,072)	(11,894)
Interest credited to policyholders’ account balances	30,685	31,525	30,394
Realized investment losses (gains), net	26,955	2,201	13,900
Amortization and other non-cash items	(1,115)	(785)	874
Change in:
Future policy benefits and other insurance liabilities	134,888	62,600	46,631
Reinsurance recoverable	(114,749)	(51,577)	(42,733)
Accrued investment income	(842)	(583)	2,635
Receivables from parent and affiliates	(4,125)	(14,183)	2,459
Payable to parent and affiliates	1,518	5,927	(487)
Deferred policy acquisition costs	(11,286)	(15,117)	(33,979)
Income taxes payable	(1,323)	(828)	12,707
Deferred sales inducements	(6,057)	(3,065)	(5,395)
Other, net	(6,930)	(11,796)	6,832

Cash Flows From (USED IN) Operating Activities	48,701	26,450	60,878

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities available for sale	248,848	276,137	1,038,341
Policy loans	18,682	18,356	17,070
Commercial loans	2,571	1,003	633
Payments for the purchase of:
Fixed maturities available for sale	(234,739)	(254,782)	(981,995)
Policy loans	(14,948)	(16,983)	(15,012)
Commercial loans	(44,424)	(54,057)	(29,360)
Notes from parent and affiliates, net	(3,417)	(10,060)	(9,576)
Other long term investments, net	(1,870)	(3,043)	(1,786)
Short term investments, net	4,227	(1,123)	12,258

Cash Flows From (USED IN) Investing Activities	(25,070)	(44,552)	30,573

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:

Policyholders’ account deposits	307,531	236,972	237,496
Policyholders’ account withdrawals	(233,394)	(282,630)	(259,645)
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities, net	(2,054)	8,464	(56,022)
Net change in financing arrangements (maturities 90 days or less)	(59,088)	28,938	(69,777)

Cash Flows From (USED IN) Financing Activities	12,995	(8,256)	(147,948)

Net increase (decrease) in cash and cash equivalents	36,626	(26,358)	(56,497)
Cash and cash equivalents, beginning of year	33,185	59,543	116,040

CASH AND CASH EQUIVALENTS, END OF YEAR	$69,811	$33,185	$59,543

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid(refunded)	$5,441	$16,373	$(1,230)

Interest paid	$556	$536	$1,077

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

The most significant estimates include those used in determining deferred policy acquisition costs and related amortization; valuation of investments including derivatives (in the absence of quoted market values) and the recognition of other-than-temporary impairments; future policy benefits including guarantees; provision for income taxes and valuation of deferred tax assets; and reserves for contingent liabilities, including reserves for losses in connection with unresolved legal matters.

Investments

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available for sale” are carried at fair value. The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For asset-backed and mortgage-backed securities rated below AA, the effective yield is adjusted prospectively for any changes in estimated cash flows. The amortized cost of fixed maturities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as “available for sale,” net of tax, and the effect on deferred policy acquisition costs and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).”

Policy loans are carried at unpaid principal balances. Interest income on policy loans is recognized in net investment income at the contract interest rate when earned.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Equity securities are comprised of common stock and non-redeemable preferred stock and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on deferred policy acquisition costs and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).” The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income” when declared.

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

Realized investment gains (losses) are computed using the specific identification method. Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for other-than-temporary impairments. Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, recoveries of principal on previously impaired securities, provisions for losses on and other loans, fair value changes on commercial mortgage loans carried at fair value, fair value changes on embedded derivatives and derivatives that do not qualify for hedge accounting treatment.

The Company’s available-for-sale securities with unrealized losses are reviewed quarterly to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, the Company considers several factors including, but not limited to the following: (1) the extent and the duration of the decline; (2) the reasons for the decline in value (credit event, currency or interest-rate related, including general credit spread widening); (3) the Company’s ability and intent to hold the investment for a period of time to allow for a recovery of value; and (4) the financial condition of and near-term prospects of the issuer. In addition, for its impairment review of asset-backed fixed maturity securities with a credit rating below AA, the Company forecasts its best estimate of the prospective future cash flows of the security to determine if the present value of those cash flows, discounted using the effective yield of the most recent interest accrual rate, has decreased from the previous reporting period. When a decrease from the prior reporting period has occurred and the security’s fair value is less than its carrying value, the carrying value of the security is reduced to its fair value, with a corresponding charge to earnings. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted into net investment income in future periods based upon the amount and timing of expected future cash flows of the security, if the recoverable value of the investment, based upon reasonably estimable cash flow is greater than the carrying value of the investment after the impairment.

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

Policy acquisition costs related to interest-sensitive and variable life products and certain investment-type products are deferred and amortized over the expected life of the contracts (the periods range from 25 to 99 years) in proportion to estimated gross profits arising principally from investment results, mortality and expense margins, and surrender charges and the performance of hedging programs based on historical and anticipated future experience, which is updated periodically.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

We continue to derive our future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns so that the assets grow at the expected rate of return for the entire period. However, beginning in the fourth quarter of 2008, the projected future rate of return calculated using the reversion to the mean approach was greater than 10.9% on variable life products and 10.5% on variable annuity products, our maximum future rate of return assumption. As a result, we utilized the maximum future rate of return, thereby limiting the impact of the reversion to the mean, and further decreasing our estimate of total gross profits. The effect of changes to estimated gross profits on unamortized deferred acquisition costs is reflected in “General administrative and other expenses” in the period such estimated gross profits are revised.

DAC related to term insurance are amortized over the initial level premium period for Term Elite/Essential business issued before April 2005 and 30 years for the business sold since April 2005.

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

Separate account assets and liabilities

Separate account assets are reported at fair value and represent segregated funds, which are invested for certain policyholders, and other customers. The assets consist of equity securities, fixed maturities, real estate related investments, real estate mortgage loans and short-term investments. The assets of each account are legally segregated and are generally not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities represent the contractholder’s account balance in separate account assets. See Note 8 to the Financial Statements for additional information regarding separate account arrangements with contractual guarantees. The investment income and gains or losses for separate accounts generally accrue to the policyholders and are not included in the Statements of Operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income.” Asset administration fees charged to the accounts are included in “Asset administration fees.”

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

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Future policy benefits

The Company’s liability for future policy benefits is primarily comprised of the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality or morbidity, less the present value of future net premiums. For life insurance, and annuity products, expected mortality or morbidity is generally based on the Company’s historical experience or standard industry tables including a provision for the risk of adverse deviation. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and morbidity and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves, if required, are determined based on assumptions at the time the premium deficiency reserve is established and do not include a provision for the risk of adverse deviation.

The Company’s liability for future policy benefits also includes net liabilities for guarantee benefits related to certain nontraditional long-duration life and annuity contracts, which are discussed more fully in Note 8, and certain unearned revenues.

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

Insurance Revenue and Expense Recognition

Premiums from individual life products, other than interest-sensitive life contracts, are recognized when due. When premiums are due over a significantly shorter period than the period over which benefits are provided, any gross premium in excess of the net premium (i.e., the portion of the gross premium required to provide for all expected future benefits and expenses) is deferred and recognized into revenue in a constant relationship to insurance in force. Benefits are recorded as an expense when they are incurred. A liability for future policy benefits is recorded when premiums are recognized using the net level premium method.

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

Amounts received as payment for interest-sensitive individual life contracts, are reported as deposits to “Policyholders’ account balances.” Revenues from these contracts are reflected in “Policy charges and fee income” consisting primarily of fees assessed during the period against the policyholders’ account balances for mortality charges, policy administration charges and surrender charges. In addition to fees, the Company earns investment income from the investment of policyholders’ deposits in the Company’s general account portfolio. Fees assessed that represent compensation to the Company for services to be provided in future periods and certain other fees are deferred and amortized into revenue over the life of the related contracts in proportion to estimated gross profits. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited to policyholders’ account balances and amortization of DAC.

Premiums, benefits and expenses are stated net of reinsurance ceded to other companies. Estimated reinsurance recoverables and the cost of reinsurance are recognized over the life of the reinsured policies using assumptions consistent with those used to account for the underlying policies.

Asset Administration Fees

The Company receives asset administration fee income from policyholders’ account balances invested in The Prudential Series Funds or, “PSF,” which are a portfolio of mutual fund investments related to the Company’s separate account products. Also the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust Funds (see Note 13 to the Financial Statements). In addition, the Company receives fees from policyholders’ account balances invested in funds managed by companies other than Prudential Insurance. Asset administration fees are recognized as income when earned.

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

Derivatives are recorded within “Other long term investments,” in the Statement of Financial Position except for embedded derivatives, which are recorded in the Statement of Financial Position with the associated host contract. As discussed in detail below and in Note 11, all realized and unrealized changes in fair value of derivatives, with the exception of the effective portion of cash flow hedges, are recorded in current earnings. Cash flows from these derivatives are reported in the investing activities section in the Statements of Cash Flows.

The Company designates derivatives as either (1) a hedge of the fair value of a recognized asset or liability or unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), (3) a foreign currency fair value or cash flow hedge (“foreign currency” hedge), or (4) a derivative entered into as an economic hedge that does not qualified for hedge accounting. During the years ended December 31, 2008, 2007 and 2006 none of the Company’s derivatives qualify for hedge accounting treatment.

To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated risk of the hedged item. Effectiveness of the hedge is formally assessed at inception and throughout the life of the hedging relationship. Even if a derivative qualifies for hedge accounting treatment, there may be an element of ineffectiveness of the hedge. Under such circumstances, the ineffective portion is recorded in “Realized investment gains (losses), net.”

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

Deferred income taxes are recognized, based on enacted rates, when assets and liabilities have different values for financial statement and tax reporting purposes. A valuation allowance is recorded to reduce a deferred tax asset to the amount that is more likely than not to be realized.

New Accounting Pronouncements

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” This FSP revises other-than-temporary-impairment guidance for beneficial interests in securitized financial assets that are

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

within the scope of Issue 99-20. This FSP is effective for interim and annual reporting periods ending after December 15, 2008. Accordingly, the Company adopted this guidance effective December 31, 2008. The Company’s adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

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

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees” an amendment of FASB Statement No. 133 and FASB Interpretation No. 45. This FSP requires sellers of credit derivatives and certain guarantees to disclose (a) the nature of the credit derivative, the reason(s) for entering into the credit derivative, approximate term, performance triggers, and the current status of the performance risk; (b) the undiscounted maximum potential amount of future payments the seller could be required to make before considering any recoveries from recourse provisions or collateral; (c) the credit derivative’s fair value; (d) the nature of any recourse provisions and any collateral assets held to ensure performance. This FSP also requires the above disclosures for hybrid instruments that contain embedded derivatives and amends paragraph 13 of FIN 45 to require disclosure of the current status of the guarantee’s performance risk. This FSP is effective for interim and annual reporting periods ending after December 15, 2008. Accordingly, the Company adopted this guidance effective December 31, 2008. The Company’s adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” an amendment of SFAS No. 133. This statement amends and expands the disclosure requirements for derivative instruments and hedging activities by requiring companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company will adopt this guidance effective January 1, 2009. The Company’s adoption of this guidance is not expected to have a material effect on the Company’s financial position or results of operations.

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

In January 2008, the FASB issued Statement No. 133 Implementation Issue No. E23, “Hedging—General: Issues Involving the Application of the Shortcut Method under Paragraph 68.” Implementation Issue No. E23 amends Statement No. 133, paragraph 68 with respect to the conditions that must be met in order to apply the shortcut method for assessing hedge effectiveness. This implementation guidance was effective for hedging relationships designated on or after January 1, 2008. The Company’s adoption of this guidance effective January 1, 2008 did not have a material effect on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Financial Statements.” SFAS No. 160 will change the accounting for minority interests, which will be recharacterized as noncontrolling interests and classified by the parent company as a component of equity. The Company will adopt this guidance effective January 1, 2009. Upon adoption, SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and prospective adoption for all other requirements. The Company’s adoption of this guidance is not expected to have a material effect on the Company’s financial position or results of operations, but will affect financial statement presentation and disclosure.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement provides companies with an option to report selected financial assets and liabilities at fair value, with the associated changes in fair value reflected in the Statements of Operations. The Company has adopted this guidance effective January 1, 2008. The Company’s adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. This Statement does not require any new fair value measurements, but the application of this Statement could change current practices in determining fair value. The Company has adopted this guidance effective January 1, 2008. The Company’s adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

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

In September 2005, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs, including deferred policy acquisition costs, and deferred sales inducements, on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract, and was effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company adopted SOP 05-1 on January 1, 2007, which resulted in a net after-tax reduction to retained earnings of $0.2 million.

Reclassifications

Certain amounts in the prior years have been reclassified to conform to the current year presentation.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

3. INVESTMENTS

Fixed Maturities and Equity Securities :

The following tables provide additional information relating to fixed maturities and equity securities as of December 31:

	2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. Government authorities and agencies	$30,556	$3,721	$—	$34,277

Foreign government bonds	9,391	573	7	9,957

Asset-backed securities (1)	103,724	1,582	18,827	86,479

Commercial mortgage-backed securities	104,156	157	15,110	89,203

Residential mortgage-backed securities (2)	119,788	5,064	983	123,869

Corporate securities	498,380	3,203	49,346	452,237

Total fixed maturities, available for sale	$865,995	$14,300	$84,273	$796,022

Equity securities, available for sale	$4,143	—	$1,334	$2 ,809

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. Government authorities and agencies	$6,289	$169	$—	$6,458

Foreign government bonds	9,529	848	—	10,377

Asset-backed securities	127,545	672	3,764	124,453

Commercial mortgage-backed securities	177,902	2,064	167	179,799

Residential mortgage-backed securities	113,398	2,204	36	115,566

Corporate securities	464,269	8,421	5,823	466,867

Total fixed maturities, available for sale	$898,932	$14,378	$9,790	$903,520

Equity securities, available for sale	$4,143	$265	—	$4 ,408

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

3. INVESTMENTS (continued)

The amortized cost and estimated fair value of fixed maturities, by contractual maturities at December 31, 2008, is shown below:

	Available for Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$40,582	$40,381

Due after one year through five years	223,671	212,076

Due after five years through ten years	185,656	164,366

Due after ten years	88,417	79,648

Residential mortgage-backed securities	119,788	123,869
Commercial mortgage-backed securities	104,157	89,203

Asset-backed securities	103,724	86,479

Total	$865,995	$796,022

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed, and residential mortgage-backed securities are shown separately in the table above, as they are not due at a single maturity date.

Proceeds from the sale of fixed maturities available for sale during 2008, 2007, and 2006 were $207 million, $202 million, and $949 million, respectively. Proceeds from maturities of fixed maturities available for sale during 2008, 2007, and 2006 were $43 million, and $66 million, and $96 million, respectively. Gross gains of $1 million, $2 million, and $1 million, and gross losses of $2 million, $1 million, and $15 million were realized on those sales during 2008, 2007, and 2006, respectively.

Other Long term Investments

The following table provides information relating to other long term investments as of December 31:

	2008	2007
	(in thousands)
Company’s investment in Separate accounts	$2,829	$3,049
Joint ventures and limited partnerships	6,171	4,153
Derivatives	(1,203)	(1,571)

Total other long- term investments	$7,797	$5,631

Investment Income and Investment Gains and Losses

Net investment income arose from the following sources for the years ended December 31:

	2008	2007	2006
	(in thousands)
Fixed maturities, available for sale	$52,035	$52,845	$55,625
Policy loans	9,187	8,863	8,632
Commercial loans	8,216	4,641	1,789
Short term investments and cash equivalents	1,455	3,356	4,082
Other	261	751	599

Gross investment income	71,154	70,456	70,727
Less: investment expenses	(3,153)	(3,751)	(5,099)

Net investment income	$68,001	$66,705	$65,628

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

3. INVESTMENTS (continued)

Realized investment gains/(losses), net, including charges for other than temporary impairments, for the years ended December 31, were from the following sources:

	2008	2007	2006
	(in thousands)
Fixed maturities, available for sale	$(10,575)	$965	$(14,374)
Derivatives	(15,496)	(2,709)	576
Commercial loans	(884)	(457)	(102)
Other	—	—	—

Realized investment losses, net	$(26,955)	$(2,201)	$(13,900)

The write-down for impairments that were deemed to be other than temporary for fixed maturities were $9 million for the year 2008 and less than $1 million for 2007 and 2006 respectively.

Commercial Loans

The Company’s commercial loans are comprised as follows as at December 31:

	2008		2007
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage loans by property type
Apartment complexes	$16,387	11.0%	$11,863	11.6%
Agricultural properties	15,980	10.7%	16,469	16.1%
Industrial buildings	36,439	24.5%	20,773	20.3%
Retail stores	14,453	9.7%	8,826	8.7%
Office buildings	21,505	14.5%	16,980	16.6%
Other	44,075	29.6%	27,232	26.7%

Total collateralized loans	148,839	100.0%	102,143	100.0%

Valuation allowance	(1,444)		(560)

Total net collateralized loans	147,395		101,583

Total commercial loans	$147,395		$101,583

The commercial loans are geographically dispersed throughout the United States with the largest concentrations in New York (10%) and Texas (11%) at December 31, 2008.

Activity in the allowance for losses for all commercial loans, for the years ended December 31, is as follows:

	2008	2007	2006
	(in thousands)
Allowance for losses, beginning of year	$560	$102	$—
Addition to allowance for losses	884	458	102

Allowance for losses, end of year	$1,444	$560	$102

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

3. INVESTMENTS (continued)

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on securities available for sale are included in the Statements of Financial Position as a component of “Accumulated other comprehensive income (loss), net of tax.” Changes in these amounts include reclassification adjustments to exclude from “Accumulated other comprehensive income (loss), net of tax” those items that are included as part of “Net income” for a period that also had been part of “Accumulated other comprehensive income (loss), net of tax” in earlier periods. The amounts for the years ended December 31, net of taxes, are as follows:

	Net Unrealized Gains (Losses) on Investments	Deferred policy Acquisition Costs	Policyholders’ Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
		(in thousands)
Balance, January 1, 2006	$1,453	$112	$(281)	$(449)	$835

Net investment (losses) on investments arising during the period	21,752	—	—	(7,613)	14,139

Reclassification adjustment for gains included in net income	(14,373)	—	—	5,031	(9,342)

Impact of net unrealized investment losses on deferred policy acquisition costs	—	(3,701)	—	1,295	(2,406)

Impact of net unrealized investment gain on Policyholders’ account balances	—	—	1,194	(418)	776

Balance, December 31, 2006	$8,832	$(3,589)	$913	$(2,154)	$4,002

Net investment gains on investments arising during the period	(3,970)	—	—	1,389	(2,581)

Reclassification adjustment for gain included in net income	965	—	—	(338)	627

Impact of net unrealized investment (losses) on deferred policy acquisition costs	—	2,406	—	(842)	1,564

Impact of net unrealized investment (losses) on Policyholders’ account balances	—	—	(828)	290	(538)

Balance, December 31, 2007	$5,827	$(1,183)	$85	$(1,655)	$3,074

Net investment (losses) on investments arising during the period	(87,322)	—	—	30,563	(56,759)

Reclassification adjustment for (losses) included in net income	10,575	—	—	(3,702)	6,873

Impact of net unrealized investment gains (losses) on deferred policy acquisition costs

Impact of net unrealized investment gains on deferred policy acquisition costs	—	42,376	—	(14,832)	27,544

Impact of net unrealized investment gains on Policyholders’ account balances	—	—	(17,542)	6,140	(11,402)

Balance, December 31, 2008	$(70,920)	$41,193	$(17,457)	$16,514	$(30,670)

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

3. INVESTMENTS (continued)

The table below presents net unrealized gains/(losses) on investments by asset class at December 31,

	2008	2007	2006
	(in thousands)
Fixed maturities	$(69,973)	$4,588	$8,233
Other long term investments	(947)	1,239	599

Unrealized gains/losses on investments	$(70,920)	$5,827	$8,832

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of December 31, 2008 and 2007 respectively:

	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities, available for sale: 2008

U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$—	$—	$—	$—	$—
Foreign government bonds	1,846	7	—	—	1,846	7
Corporate securities	267,313	30,123	52,180	19,223	319,493	49,346
Residential mortgage-backed securities	1,444	782	205	201	1,649	983
Commercial mortgage-backed securities	72,251	12,083	14,071	3,027	86,322	15,110
Asset-backed securities	69,126	14,592	7,000	4,235	76,126	18,827

Total fixed maturities, available for sale	$411,980	$57,587	$73,456	$26,686	$485,436	$84,273

Equity Securities, available for sale: 2008	$2,688	$1,334	—	—	$2,688	$1,334

Fixed maturities, available for sale: 2007

U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,289	$—	$—	$—	$6,289	$—

Foreign government bonds	9,529	—	—	—	9,529	—
Corporate securities	386,167	2,868	72,279	2,955	458,446	5,823
Residential mortgage-backed securities	110,388	—	2,973	36	113,361	36
Commercial mortgage-backed securities	172,559	164	5,176	3	177,735	167
Asset-backed securities	99,202	2,528	24,579	1,236	123,781	3,764

Total fixed maturities, available for sale	$784,134	$5,560	$105,007	$4,230	$889,141	$9,790

Equity Securities, available for sale: 2007	$4,143	—	—	—	$4,413	—

As of December 31, 2008, unrealized gains (losses) on fixed maturities and equity securities was comprised of $85 million of gross unrealized losses and $14 million of gross unrealized gains. Gross unrealized losses includes $27 million of gross losses that have been in such a position for twelve months or greater. Based on a review of the above information in conjunction with other factors as outlined in our policy surrounding other than temporary impairments (see Note 2 to the Consolidated Financial Statements), we have concluded that an adjustment for other than temporary impairments for these securities was not warranted at December 31, 2008. Each security is current on its contractual payments, and a detailed analysis of the underlying credit resulted in the determination that there is no evidence of probable credit deterioration that would indicate they would be unable to meet their contractual obligations. The declines in fair value were primarily due to credit spread widening and increased liquidity discounts. In each case, the Company has the ability and intent to hold the security for a period of time to allow for a recovery of value

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

3. INVESTMENTS (continued)

As of December 31, 2007, unrealized gains (losses) on fixed maturities and equity securities was comprised of $10 million of gross unrealized losses and $14 million of gross unrealized gains. Gross unrealized losses includes $4 million of gross losses that have been in such a position for twelve months or greater. Based on a review of the above information in conjunction with other factors as outlined in our policy surrounding other than temporary impairments (see Note 2 to the Consolidated Financial Statements), we have concluded that an adjustment for other than temporary impairments for these securities was not warranted at December 31, 2007. Each security is current on its contractual payments, and a detailed analysis of the underlying credit resulted in the determination that there is no evidence of probable credit deterioration that would indicate they would be unable to meet their contractual obligations. The declines in fair value were primarily due to credit spread widening and increased liquidity discounts. In each case, the Company has the ability and intent to hold the security for a period of time to allow for a recovery of value

Securities Pledged, Restricted Assets and Special Deposits

The Company pledges investment securities it owns to unaffiliated parties through certain transactions including securities lending, securities sold under agreements to repurchase, and futures contracts. At December 31, 2008 and 2007, the carrying values of fixed maturities available for sale pledged to third parties as reported in the Statements of Financial Position were $37 million and $40 million, respectively.

Fixed maturities of $0.4 and $0.3 million at December 31, 2008 and 2007, respectively, were on deposit with governmental authorities or trustees as required by certain insurance laws.

4. DEFERRED POLICY ACQUISITION COSTS

The balance of and changes in deferred policy acquisition costs for the year ended December 31, are as follows:

	2008	2007	2006
	(in thousands)
Balance, beginning of year	$273,144	$255,849	$225,572
Capitalization of commissions, sales and issue expenses	49,675	50,565	42,918
Amortization	(38,389)	(35,447)	(8,940)
Change in unrealized investment gains/(losses)	42,376	2,406	(3,701)
Cumulative effect of SOP 05-1	—	(229)	—

Balance, end of year	$326,806	$273,144	$255,849

Deferred acquisition costs include reductions in capitalization and amortization related to the reinsurance expense allowances resulting from the coinsurance treaty with Prudential Arizona Reinsurance Captive Company, or “PARCC” discussed in Note 13 to the Financial Statements.

Ceded capitalization was $20 million, $20 million and $16 million in 2008, 2007 and 2006 respectively. Amortization relating to this treaty included in the above table amounted to $4 million in 2008, 2007 and 2006.

5. POLICYHOLDERS’ LIABILITIES

Future policy benefits at December 31 are as follows:

	2008	2007
	(in thousands)
Life insurance	$379,573	$302,205
Individual and group annuities	5,249	5,068
Policy claims and other contract liabilities	73,307	5,364

Total future policy benefits	$458,129	$312,637

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

Future policy benefits for individual and group annuities and supplementary contracts are generally equal to the aggregate of (1) the present value of expected future payments, and (2) any premium deficiency reserves. Assumptions as to mortality are based on the Company’s experience, and in certain instances, industry experience, when the basis of the reserve is established. The interest rates used in the determination of the present value range from 4.36% to 8.75%, with 7.5% of the reserves based on an interest rate in excess of 8%.

Future policy benefits for other contract liabilities are generally equal to the present value of expected future payments based on the Company’s experience. The interest rates used in the determination of the present values range from 1.17% to 6.08%.

Policyholders’ account balances at December 31 are as follows:

	2008	2007
	(in thousands)
Interest-sensitive life contracts	$585,726	$532,484
Individual annuities	242,799	203,363
Guaranteed interest accounts	33,962	31,705
Dividend accumulations and other	47,857	38,053

Total policyholders’ account balances	$910,344	$805,605

Policyholders’ account balances represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable. Interest crediting rates for interest-sensitive life contracts range from 4.00% to 6.60%. Interest crediting rates for individual annuities range from 1.50% to 7.33%. Interest crediting rates for guaranteed interest accounts range from 3.00% to 6.25%. Interest crediting rates range from 1.00% to 6.23% for dividend accumulations and other.

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

Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. Amounts recoverable from reinsurers for long duration contracts are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies. The affiliated reinsurance agreements are described further in Note 13 of the Financial Statements.

Effective April 1, 2008, the Company entered into an agreement to reinsure certain variable Corporate Owned Life Insurance “COLI” policies with Pruco Life.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

6. REINSURANCE (continued)

Reinsurance amounts included in the Statement of Operations and Comprehensive Income for the years ended December 31 are below.

	2008	2007	2006
	(in thousands)
Gross premiums and policy charges and fee income	$256,765	$232,073	$184,637
Reinsurance ceded	(166,150)	(142,780)	(116,040)

Net premiums and policy charges and fee income	$90,615	$89,293	$68,597

Policyholders’ benefits ceded	$85,156	$47,468	$51,306

Realized capital gains (losses) ceded, net	$48,774	$1,944	$632

Realized capital gains ceded include the reinsurance of the Company’s derivatives under SFAS No. 133. Changes in the fair value of the embedded derivatives are recognized through “Realized investment gains”. The Company has entered into reinsurance agreements to transfer the risk related to certain living benefit options to Pruco Re. These reinsurance agreements are derivatives and have been accounted for in the same manner as an embedded derivative.

Reinsurance premiums ceded for interest-sensitive life products is accounted for as a reduction of policy charges and fee income. Reinsurance ceded for term insurance products is accounted for as a reduction of premiums.

Reinsurance recoverables, included in the Company’s Statements of Financial Position, at December 31, 2008 and 2007 were $301 million and $187 million, respectively.

The gross and net amounts of life insurance in-force at December 31, were as follows:

	2008	2007	2006
	(in thousands)
Gross life insurance in-force	$89,008,979	$78,616,940	$63,399,375
Reinsurance ceded	(80,943,597)	(69,518,388)	(56,034,023)

Net life insurance in-force	$8,065,382	$9,098,552	$7,365,352

7. INCOME TAXES

The components of income tax expense (benefits) for the years ended December 31, are as follows:

	2008	2007	2006
	(in thousands)
Current tax (benefit) expense:
U.S.	$1,033	$12,044	$(596)

Total	1,033	12,044	(596)

Deferred tax expense:
U.S.	3,085	3,502	12,073

Total	3,085	3,502	12,073

Total income tax expense on income from operations	$4,118	$15,546	$11,477
Other comprehensive (loss) income	(18,213)	(457)	1,721
Cumulative effect of changes in accounting policy	—	135	—

Total income tax expense	$14,095	$15,224	$13,198

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

7. INCOME TAXES (continued)

The Company’s income (loss) from continuing operations before income taxes includes income from domestic operations of $25.8 million, $55.7 million and $50.4 million, and no income from foreign operations for the years ended December 31, 2008, 2007 and 2006, respectively.

The income tax expense for the years ended December 31, differs from the amount computed by applying the expected federal income tax rate of 35% to income from operations before income taxes and cumulative effect of accounting change for the following reasons:

	2008	2007	2006
	(in thousands)
Expected federal income tax expense	$9,038	$19,512	$17,644
Non taxable investment income	(4,573)	(3,625)	(6,206)
Other	(347)	(341)	39

Total income tax expense	$4,118	$15,546	$11,477

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2008	2007
	(in thousands)
Deferred tax assets
Net unrealized losses on securities	$24,835	$—
Other	1,617	2,438

Deferred tax assets	26,452	2,438

Deferred tax liabilities
Deferred acquisition costs	80,769	67,222
Investments	6,255	2,039
Insurance reserves	650	8,679
Other	487	1,336

Deferred tax liabilities	88,161	79,276

Net deferred tax liability	$61,709	$76,838

As of December 31, 2008, the Company had no ordinary or capital losses or tax credits that are available to reduce taxes in future years.

The application of U.S. GAAP requires the Company to evaluate the recoverability of deferred tax assets and establish a valuation allowance if necessary to reduce the deferred tax asset to an amount that is more likely than not to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance the Company considers many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) in which tax jurisdictions they were generated and the timing of their reversal; (4) taxable income in prior carryback years as well as projected taxable earnings exclusive of reversing temporary differences and carryforwards; (5) the length of time that carryovers can be utilized in the various taxing jurisdictions; (6) any unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that the Company would employ to avoid a tax benefit from expiring unused. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized. The Company had no valuation allowance as of December 31, 2008, 2007 and 2006.

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

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

7. INCOME TAXES (continued)

The Company’s unrecognized tax benefits as of the date of adoption of FIN No. 48 and as of December 31, 2008 are as follows:

	Unrecognized tax benefits prior to 2002	Unrecognized tax benefits 2002 and forward	Total unrecognized tax benefits all years
	(in thousands)
Amounts as of January 1, 2007	$3,596	$1,680	$5,276

Increases in unrecognized tax benefits taken in a prior period	—	—	—
(Decreases) in unrecognized tax benefits taken in a prior period	—	(210)	(210)

Amount as of December 31, 2007	$3,596	$1,470	$5,066

Increases in unrecognized tax benefits taken in a prior period	—	47	47
(Decreases) in unrecognized tax benefits taken in a prior period	—	—	—

Amount as of December 31, 2008	$3,596	$1,517	$5,113

Unrecognized tax benefits that, if recognized, would favorably impact the effective rate as of December 31, 2007	$3,596	$—	$3,596

Unrecognized tax benefits that, if recognized, would favorably impact the effective rate as of December 31, 2008	$3,596	$—	$3,596

The Company classifies all interest and penalties related to tax uncertainties as income tax expense. The Company recognized $0.1 and $0.1 million in the statement of operations during 2008 and 2007, respectively and recognized $0.7 and $0.6 million in liabilities in the statement of financial position in 2008 and 2007 respectively, for tax-related interest and penalties.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service, or IRS, or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2002 and 2003 tax years is set to expire in 2009. The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months. Taxable years 2004 through 2008 are still open for IRS examination.

On January 26, 2006, the IRS officially closed the audit of the Company’s federal income tax returns for the 1997 to 2001 periods. The statute of limitations has closed for these tax years; however, there were tax attributes which were utilized in subsequent tax years for which the statute of limitations remains open.

In August 2007, the IRS issued Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the dividend received deduction, or DRD, related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspends Revenue Ruling 2007-54 and informs taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

7. INCOME TAXES (continued)

and annuity contracts. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulations or legislation, could increase actual tax expense and reduce the Company’s net income. These activities had no impact on the Company’s 2007 or 2008 results.

In December 2006, the IRS completed all fieldwork with regards to its examination of the federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of an industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. Within the table above, reconciling the Company’s effective tax rate to the expected amount determined using the federal statutory rate of 35%, the DRD was the primary component of the non-taxable investment income in recent years. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 years, the Company has agreed to such adjustment. Nevertheless, the Company believes that its return position is technically correct. Therefore, the Company intends to file a protective refund claim to recover the taxes associated with the agreed upon adjustment and to pursue such other actions as appropriate. The report, with the adjustment, was submitted to the Joint Committee on Taxation in October 2008. The Company was advised on January 2, 2009 that the Joint Committee completed its consideration of the report and has taken no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a refund was received. The statute of limitations for these years will close on December 31, 2009. These activities had no impact on the Company’s 2007 or 2008 results.

In January 2007, the IRS began an examination of the U.S. federal income tax years 2004 through 2006. For the U.S. federal income tax years 2007 and 2008, the Company participated in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions contemporaneously during the 2007 and 2008 tax years in order to reach agreement with the Company on how they should be reported in the tax return. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax return is filed. It is management’s expectation this program will shorten the time period between the Company’s filing of its federal income tax return and the IRS’s completion of its examination of the return.

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

The assets supporting the variable portion of both traditional variable annuities and certain variable contracts with guarantees are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities.” Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits.” In 2008 and 2007 there were no gains or losses on transfers of assets from the general account to a separate account.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

8. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. For guarantees of benefits that are payable at annuitization, the net amount at risk is generally defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance. The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. As of December 31, 2008 and 2007, the Company had the following guarantees associated with these contracts, by product and guarantee type:

	December 31, 2008		December 31, 2007
	In the Event of Death	At Annuitization / Accumulation (1)	In the Event of Death	At Annuitization / Accumulation (1)
	(in thousands)		(in thousands)
Variable Annuity Contracts
Return of net deposits
Account value	$465,715	N/A	$487,411	N/A
Net amount at risk	$77,184	N/A	$226	N/A

Average attained age of contractholders	61 years	N/A	61 years	N/A

Minimum return or contract value
Account value	$540,891	$441,182	$759,163	$424,432
Net amount at risk	$185,144	$95,346	$14,201	$1,848
Average attained age of contractholders	65 years	61 years	64 years	60 years
Average period remaining until earliest expected annuitization	N/A	3.57 years	N/A	5.5 years

(1)	Includes income and withdrawal benefits as described herein

	Unadjusted Value	Adjusted Value	Unadjusted Value	Adjusted Value
Market value adjusted annuities
Account value	$18,739	$18,814	$21,878	$21,751

	December 31, 2008	December 31, 2007
	In the Event of Death
	(in thousands)
Variable Life, Variable Universal Life and Universal Life Contracts

No Lapse Guarantees
Separate account value	$370,966	$500,409
General account value	$149,154	$128,861
Net amount at risk	$6,199,374	$6,203,427

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2008	December 31, 2007
	(in thousands)
Equity funds	$366,501	$628,868
Bond funds	96,548	63,058
Balanced funds	275,881	330,787
Money market funds	31,887	23,316
Specialty funds	3,116	6,228

Total	$773,933	$1,052,257

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

8. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

In addition to the above mentioned amounts invested in separate account investment options, $232.7 million and $194.3 million of account balances of variable annuity contracts with guarantees (inclusive of contracts with MVA features) were invested in general account investment options in 2008 and 2007 respectively.

Liabilities For Guarantee Benefits

The table below summarizes the changes in general account liabilities for guarantees on variable contracts. The liabilities for guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders’ benefits.” Guaranteed minimum income and withdrawal benefits (“GMIWB”) and guaranteed minimum accumulation benefits (“GMAB”) are considered to be bifurcated embedded derivatives under SFAS No. 133. Changes in the fair value of these derivatives, along with any fees received or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” The liabilities for GMAB and GMIWB are included in “Future policy benefits.”

	GMDB		GMIB	GMIWB-GMAB	Total
	Variable Annuity	Variable Life, Variable Universal Life, & Universal Life	Variable Annuity
		(in thousands)
Balance as of January 1, 2006	$1,005	$1,344	$315	$—	$2,664
Incurred guarantee benefits (1)	360	$2,147	249	(130)	2,626
Paid guarantee benefits	(317)	—	—	—	(317)

Balance as of December 31, 2006	$1,048	$3,491	$564	$(130)	$4,973
Incurred guarantee benefits (1)	49	3,108	(148)	3,217	6,226
Paid guarantee benefits	(251)	—	—	—	(251)

Balance as of December 31, 2007	$846	$6,599	$416	$3,087	$10,948
Incurred guarantee benefits (1)	5,636	4,677	1,386	60,816	72,515
Paid guarantee benefits	(889)	—	—	—	(889)

Balance as of December 31, 2008	$5,593	$11,276	$1,802	$63,903	$82,574

(1)	Incurred guarantee benefits include the portion of assessments established as additions to reserves as well as changes in estimates affecting the reserves. Also includes changes in the fair value of features considered to be derivatives.

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

The GMAB features provide the contractholder with a guaranteed return of initial account value or an enhanced value if applicable. The Company’s GMAB feature (HD GRO) includes an automatic investment rebalancing element that reduces the Company’s exposure to these guarantees. The GMAB liability is calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributed to the embedded derivative feature.

The GMIWB features predominantly present a benefit that provides a contractholder with two optional methods to receive guaranteed minimum payments over time— a “withdrawal” option (available on only one of registrant’s GMIWB features) and an “income” option (available under each of registrant’s GMIWB features). The withdrawal option guarantees that, upon the

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

8. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

election of such benefit, a contractholder can withdraw an amount each year until the cumulative withdrawals reach a total guaranteed balance. The guaranteed remaining balance is generally equal to the protected value under the contract, which is initially established as the greater of: (1) the account value on the date of first withdrawal; (2) cumulative premiums when withdrawals commence, less cumulative withdrawals plus a minimum return; or (3) the highest contract value on a specified date minus any withdrawals. The income option guarantees that a contractholder can withdraw a specified percentage of the “protected value” each year for the annuitant’s life (or joint lives, in the case of the spousal version of the benefit). The Company has several variations of this GMIWB that vary, among other things, with regard to how the protected value is calculated and how the customer may make withdrawals.

As part of risk management strategy in addition to reinsurance, Pruco Re. hedges or limits exposure to these risks through a combination of product design elements, such as an automatic rebalancing element, and externally purchased hedging instruments, such as equity options and interest rate swaps. The automatic rebalancing element included in the design of certain variable annuity products transfers assets between contractholder sub-accounts depending on a number of factors, including the investment performance of the sub-accounts. Negative investment performance may result in transfers to either a fixed-rate general account option or a separate account bond portfolio. In certain situations, assets may transfer back when investment performance improves. Other product design elements we utilize for certain products to manage these risks include asset allocation and minimum purchase age requirements. For risk management purposes the Company segregates the variable annuity living benefit features into three broad categories, (1) those that utilize both an automatic rebalancing element and capital markets hedging, such as for certain GMIWB riders; (2) those that utilize only capital markets hedging , such as for certain legacy GMIWB and GMAB riders; and (3) those with risks we have deemed suitable to retain, such as for GMDB and GMIB riders. Riders in category 1 from above also include GMDB riders, and as such the GMDB risk in these riders benefits from the automatic investment rebalancing element.

Deferred Sales Inducements

The Company defers sales inducements and amortizes them over the anticipated life of the annuity using the same methodology and assumptions used to amortize deferred policy acquisition costs. The Company offers various types of sales inducements. These inducements include: (i) a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s initial deposit and (ii) additional interest credits after a certain number of years a contract is held. Changes in deferred sales inducements are as follows:

	2008	2007	2006
	(in thousands)
Balance, beginning of year	$21,957	$19,013	$13,616
Capitalization	6,959	5,869	6,382
Amortization	(901)	(2,925)	(985)

Balance, end of year	28,015	$21,957	$19,013

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

Statutory net (loss) to income of the Company amounted to $(22) million, $(8) million, and $1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Statutory surplus of the Company amounted to $112 million and $130 million at December 31, 2008 and 2007, respectively.

The Company is subject to New Jersey law. The maximum amount of dividends, which can be paid by State of New Jersey insurance companies to shareholders without prior approval of the Insurance Commissioner, is subject to N.J.S.A.17:27A-4.c(2)(b). Based on these limitations, there is no capacity to pay a dividend in 2009 without approval. There have been no dividend payments to the Company’s parent in 2008, 2007, or 2006.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

10. FAIR VALUE OF ASSETS AND LIABILITIES

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

Level 2 – Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities and other observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities, short-term investments and cash equivalents (primarily commercial paper), and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities through the use of valuation methodologies using observable market inputs.

Prices from pricing services are sourced from multiple vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company generally receives prices from multiple pricing services for each security, but ultimately use the price from the pricing service highest in the vendor hierarchy based on the respective asset type. In order to validate reasonability, prices are reviewed by internal asset managers through comparison with directly observed recent market trades and internal estimates of current fair value, developed using market observable inputs and economic indicators.

The use of valuation methodologies using observable inputs for private fixed maturities are primarily determined using a discounted cash flow model, which utilizes a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, and takes into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Private fixed maturities also include debt investments in funds that, in addition to a stated coupon, pay a return based upon the results of the underlying portfolios. The fair values of these securities are determined by reference to the funds’ net asset value (NAV). Any restrictions on the ability to redeem interests in these funds at NAV are considered to have a de minimis effect on the fair value.

The majority of the Company’s derivative positions are classified within Level 2 in the fair value hierarchy. Derivatives classified within Level 2 are valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers, non-binding broker-dealer quotations, third-party pricing vendors and/or recent trading activity. The fair values of most derivatives, including interest rate swaps, cross-currency swaps, and single name credit default swaps are determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, yield curves, index dividend yields, and nonperformance risk. Derivative contracts are executed under master netting agreements with counterparties with a Credit Support Annex, or CSA, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties, should either party suffer a credit rating deterioration. Substantially all of the company’s derivative contracts are transacted with an affiliate. In instances where the company transacts with unaffiliated counterparty’s derivative agreements are with highly rated major international financial institutions. Consistent with the practice of major international financial institutions, the Company uses the credit spread embedded in the LIBOR interest rate curve to reflect nonperformance risk when determining the fair value of derivative assets and liabilities. The Company believes this credit spread is an appropriate estimate of the nonperformance risk for derivative related assets and liabilities between highly rated institutions. Most derivative contracts have bid and ask prices that can be readily observed in the market place. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

10. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Other long-term investments carried at fair value include limited partnerships which are consolidated because the Company is either deemed to exercise control or considered the primary beneficiary of a variable interest entity. These entities are considered investment companies and follow specialized industry accounting whereby their assets are carried at fair value. The investments held by these entities include various feeder fund investments in underlying master funds (whose underlying holdings generally include public fixed maturities and equity securities), as well as wholly-owned real estate held within other investment funds.

Level 3 – Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities (including certain asset-backed securities), certain highly structured over-the-counter derivative contracts, certain commercial loans, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. In circumstances where vendor pricing is not available, internally developed valuations or non-binding broker quotes are used to determine fair value. Non-binding broker quotes are reviewed for reasonableness, based on the Company’s understanding of the market. These estimates may use significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data is not available may include events such as market illiquidity and credit events related to the security. Under certain conditions, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. In such cases, the valuations are generally classified as Level 3. As of December 31, 2008, such over-rides on a net basis were not material.

For certain private fixed maturities, including those that are distressed, the discounted cash flow model may also incorporate significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Certain public fixed maturities and private fixed maturities priced internally are based on observable and unobservable inputs. Significant unobservable inputs used include: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cashflows, default rate assumptions, liquidity assumptions and non-binding quotes from market makers. These inputs are usually considered unobservable, as not all market participants will have access to this data.

Estimated fair values for most privately traded equity securities are determined using valuation and discounted cash flow models that require a substantial level of judgment. In determining the fair value of certain privately traded equity securities the discounted cash flow model may also use unobservable inputs, which reflect the Company’s assumptions about the inputs market participants would use in pricing the asset.

The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. The expected cash flows are discounted using LIBOR interest rates, which are commonly viewed as being consistent with the Company’s claims-paying ratings of AA quality. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models calculate a risk neutral valuation, generally using the same interest rate assumptions to both project and discount future rider fees and benefit payments, and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. Significant inputs to these models include capital market assumptions, such as interest rate and implied volatility assumptions, as well as various policyholder behavior assumptions that

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

10. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

are actuarially determined, including lapse rates, benefit utilization rates, mortality rates and withdrawal rates. These assumptions are reviewed at least annually, and updated based upon historical experience and give consideration to any observable market data, including market transactions such as acquisitions and reinsurance transactions.

Level 3 includes derivatives where the bid-ask spreads are generally wider than derivatives classified within Level 2 thus requiring more judgment in estimating the mid-market price of such derivatives.

Derivatives that are valued based upon models with unobservable market input values or input values from less actively traded or less-developed markets are classified within Level 3 in the fair value hierarchy. Derivatives classified as Level 3 include first-to-default credit basket swaps. The fair values of first-to-default credit basket swaps are derived from relevant observable inputs such as: individual credit default spreads, interest rates, recovery rates and unobservable model-specific input values such as correlation between different credits within the same basket. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer’s values.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2008.

	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale	$—	790,024	5,998	796,022
Equity securities, available for sale	—	2,688	121	2,809
Other long-term investments	—	3,069	(4,272)	(1,203)
Short-term investments	137	8,000	—	8,137
Cash and cash equivalents	—	70,631	—	70,631
Other assets	—	3,226	58,880	62,106

Sub-total excluding separate account assets	137	877,638	60,727	938,502

Separate account assets (1)	1,142,614	1,157,458	6,494	2,306,566

Total assets	$1,142,751	2,035,096	67,221	3,245,068

Future policy benefits	—	—	63,903	63,903

Total liabilities	$—	—	63,903	63,903

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Statement of Financial Position.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

10. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and nine months ending December 31, 2008, as well as the portion of gains or losses included in income for the three and nine months ended December 31, 2008, attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2008.

	Twelve Months Ended December 31, 2008
	Fixed Maturities, Available For Sale	Equity Securities, Available for Sale	Other Trading Account Assets	Other Long-term Investments
	(in thousands)
Fair value, beginning of period	$23,659	$2,271	$—	$(279)
Total gains or (losses) (realized/unrealized):	—	—	—	—
Included in earnings:	—	—	—	—
Realized investment gains (losses), net	(55)	—	—	(3,993)
Asset administration fees and other income	—	—	—	—
Interest credited to policyholder account	—	—	—	—
Included in other comprehensive income (loss)	(3,365)	(422)	—	—
Net investment income	9	—	—	—
Purchases, sales, issuances, and settlements	2,143	—	—	—
Transfers into (out of) Level 3 (2)	(16,393)	(1,728)	—	—

Fair value, end of period	$5,998	$121	$—	$(4,272)

Unrealized gains (losses) for the period ending relating to those level 3 assets that were still held by the Company at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(32)	$—	$—	$(3,992)
Asset administration fees and other income	$—	$—	$—	$—
Interest credited to policyholder account	$—	$—	$—	$—
Included in other comprehensive income (loss)	$(1,591)	$(327)	$—	$—

	Other Assets	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$3,079	7,716	$(3,087)
Total gains or (losses) (realized/unrealized):	—	—	—
Included in earnings:	—	—	—
Realized investment gains (losses), net	48,957	—	(59,506)
Asset administration fees and other income	—	—	—
Interest credited to policyholder account	—	(1,222)	—
Included in other comprehensive income	(338)	—	—
Net investment income	—	—	—
Purchases, sales, issuances, and settlements	758	—	(1,309)
Transfers into (out of) Level 3 (2)	6,424	—	—
Other	—	—	—

Fair value, end of period	$58,880	6,494	$(63,903)

Unrealized gains (losses) for the period ending relating to those level 3 assets that were still held by the Company at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$49,013	—	$(59,565)
Asset administration fees and other income	$—	—	$—
Interest credited to policyholder account	$—	(1,222)	$—
Included in other comprehensive income (loss)	$(338)	—	$—

(1)	account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Statement of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value of the beginning of the quarter in which the transfer occurs.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

10. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Transfers – Net transfers out of Level 3 for Fixed Maturities Available for Sale totaled $16.393 million during the twelve months ended December 31, 2008. Transfers into Level 3 for these investments was primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes when previously information from third party pricing services was utilized. Partially offsetting these transfers into Level 3 were transfers out of Level 3 due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

Fair Value of Financial Instruments -

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

Commercial Mortgage and Other Loans

The fair value of commercial mortgage loans, are primarily based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate adjusted for the current market spread for similar quality loans.

Policy loans

The fair value of policy loans is calculated using a discounted cash flow model based upon current U.S. Treasury rates and historical loan repayment patterns.

Investment Contracts – Policyholders’ Account Balances

Only the portion of policyholders’ account balances and separate account liabilities related to products that are investment contracts (those without significant mortality or morbidity risk) are reflected in the table below. For fixed deferred annuities, payout annuities and other similar contracts without life contingencies, fair values are derived using discounted projected cash flows based on LIBOR interest rates which are commonly viewed as being consistent with the Company’s claims paying ratings. For those balances that can be withdrawn by the customer at any time without prior notice or penalty, the fair value is the estimated to be amount payable to the customer as of the reporting date, which is generally the carrying value.

The following table discloses the carrying amounts and fair values of the Company’s financial instruments at December 31:

	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial assets:

Commercial mortgage loans	$147,395	$135,601	$101,583	$103,815

Policy loans	$169,924	$222,880	$166,373	$187,181

Financial liabilities:

Investment contracts	$72,555	$73,220	$63,721	$63,721

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

Credit Derivatives Written

The following tables set forth our exposure from credit derivatives where we have written credit protection excluding credit protection written on our own credit and embedded derivatives contained in European managed investments, by NAIC rating of the underlying credits as of the dates indicated.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

11. DERIVATIVE INSTRUMENTS (continued)

NAIC Designation (1)	Rating Agency Equivalent	December 31, 2008
		First to Default Basket		Total
		Notional	Fair Value	Notional	Fair Value
1	Aaa, Aa, A	$2	$(.2)	$2	$(.2)
2	Baa	19	(4)	19	(4)

	Subtotal Investment Grade	21	(4.2)	21	(4.2)
3	Ba	—	—	—	—
4	B	—	—	—	—
5	C and lower	—	—	—	—
6	In or near default	—	—	—	—

Total		$21	$(4.2)	$21	$(4.2)

NAIC Designation (1)	Rating Agency Equivalent	December 31, 2007
		First to Default Basket		Total
		Notional	Fair Value	Notional	Fair Value
1	Aaa, Aa, A	$21	$(.3)	$21	$(.3)
2	Baa	—	—	—	—

	Subtotal Investment Grade	21	(.3)	21	(.3)
3	Ba	—	—	—	—
4	B	—	—	—	—
5	C and lower	—	—	—	—
6	In or near default	—	—	—	—

Total		$21	$(.3)	$21	$(.3)

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

The following table sets forth the composition of our credit derivatives where we have written credit protection excluding credit protection written on our own credit and embedded derivatives contained in European managed investments, by industry category as of the dates indicated.

	December 31, 2008		December 31, 2007
Industry	Notional	Fair Value	Notional	Fair Value
	(in millions)
Corporate Securities:
First to Default Baskets(1)	21	(4.2)	21	(.3)

Total Credit Derivatives	$21	$(4.2)	$21	(.3)

(1)	Credit default baskets may include various industry categories.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

11. DERIVATIVE INSTRUMENTS (continued)

The Company writes credit derivatives under which the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $21 million at December 31, 2008. These credit derivatives generally have maturities of five years or less.

The Company holds certain externally managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these interests was $5 million and $8 million at December 31, 2008 and 2007, respectively.

Credit Risk

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial derivative transactions. Substantially all of the Company’s over-the-counter derivative contracts are transacted with an affiliate. In instances where the Company transacts with unaffiliated counterparties, the Company manages credit risk by entering into derivative transactions with major international financial institutions and other creditworthy counterparties, and by obtaining collateral where appropriate. Additionally, limits are set on single party credit exposures which are subject to periodic management review.

The credit exposure of the Company’s over-the-counter derivative transactions is represented by the contracts with a positive fair value (market value) at the reporting date. The Company effects exchange-traded futures transactions through regulated exchanges and these transactions are settled on a daily basis, thereby reducing credit risk exposure in the event of nonperformance by counterparties to such financial instruments.

12. COMMITMENTS, CONTINGENCIES AND LITIGATION AND REGULATORY

Commitments

The Company has made commitments to fund $2 million of commercial loans in 2008. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $3 million in 2008.

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

Litigation and Regulatory Proceedings

The Company is subject to legal and regulatory actions in the ordinary course of its businesses, including class action lawsuits. Legal and regulatory actions may include proceedings relating to aspects of the businesses and operations that are specific to the Company and that are typical of the businesses in which the Company operates. Class action and individual lawsuits may involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payment and procedures, premium charges, policy servicing and breach of fiduciary duties to customers. The Company may also be subject to litigation arising out of its general business activities, such as investments and third party contracts. In certain of these matters, plaintiffs may seek large and/or indeterminate amounts, including punitive or exemplary damages.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

12. COMMITMENTS, CONTINGENCIES AND LITIGATION AND REGULATORY (continued)

The Company’s litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcomes cannot be predicted. It is possible that results of operations or cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial position. Management believes, however, that, based on information currently known to it, the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, is not likely to have a material adverse effect on the Company’s financial position.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $0.1 million for the twelve months ended December 31, 2008 and 2007, respectively. The expense charged to the Company for the deferred compensation program was $0.2 million and $0.5 million for the twelve months ended December 31, 2008 and 2007, respectively.

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

Prudential Insurance sponsors voluntary savings plan for the Company’s employee’s 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged to the Company for the matching contribution to the plans was $0.5 million in 2008, and $0.5 million in 2007 and $0.4 million in 2006.

The Company’s share of net expense for the pension plans was $1 million in 2008 and $1 million in 2007 and 2006.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

Affiliated Asset Administration Fee Income

The Company participates in a revenue sharing agreement with Prudential Investments LLC, whereby the Company receives fee income from policyholder account balances invested in the Prudential Series Funds (“PSF”). The Company also receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust Funds. These revenues are recorded as “Asset administration fees” in the Statements of Operations and Comprehensive Income.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

13. RELATED PARTY TRANSACTIONS (continued)

Corporate Owned Life Insurance

The Company has sold two Corporate Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one during the third quarter of 2007 to Prudential Financial, Inc. The cash surrender value included in separate accounts was $564 million and $606 million at December 31, 2008 and December 31, 2007, respectively. Fees related to the COLI policies were $19 million, $17 million and $5 million for the years ending December 31, 2008, 2007 and 2006, respectively.

Reinsurance with Affiliates

Pruco Life

Effective April 1, 2008, the Company entered into an agreement to reinsure certain variable COLI policies with Pruco Life. Reinsurance recoverables related to this agreement were $2 million as of December 31, 2008. Fees ceded to Pruco Life were $3 million for December 2008. Benefits ceded were $3 million for December 31, 2008. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

Prudential Arizona Reinsurance Capitive Company (PARCC)

The Company reinsures 90% of the risks under its term life insurance policies through an automatic and facultative coinsurance agreement with PARCC. Reinsurance recoverables related to this agreement were $239 million and $177 million as of December 31, 2008 and 2007, respectively. Premiums ceded to PARCC in 2008, 2007, and 2006 were $127 million, $108 million and $86 million, respectively. Benefits ceded in 2008, 2007 and 2006 were $53 million, $24 million, and $23 million respectively. Reinsurance expense allowances, net of capitalization and amortization for 2008, 2007 and 2006 were $26 million, $22 million and $20 million, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks, not otherwise reinsured. The reinsurance recoverable related to this agreement was $5 million and $5 million as of December 31, 2008 and December 2007 respectively. Premiums and fees ceded to Prudential Insurance in 2008, 2007 and 2006 were $35 million, $33 million and $30 million, respectively. Benefits ceded in 2008, 2007 and 2006 were $28 million, $23 million, and $28 million, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

Pruco Re.

During 2005 and 2006, the Company entered into reinsurance agreements with Pruco Re as part of its risk management and capital management strategies for annuities. Effective October 3, 2005, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Lifetime Five benefit feature sold on its annuities. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements as of December 31, 2008, were $47 million.

Effective May 1, 2006, the Company entered into a new coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Spousal Lifetime Five benefit feature sold on its annuities. Fees ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements as of December 31, 2008, were $6 million. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

Debt Agreements

The Company and its parent, Pruco Life have an agreement with Pru Funding, LLC, a wholly owned subsidiary of Prudential Insurance which allows it to borrow funds for working capital and liquidity needs. The borrowings under this agreement are limited to $100 million. The Company’s short-term borrowings from an affiliate used to provide short –term working capital decreased. There was $100 thousand of debt outstanding to Prudential Funding, LLC as of December 31, 2008 as compared to $56 million at December 31, 2007. Interest expense related to this agreement was $0.5 million in 2008 and in 2007. The related interest was charged at a variable rate ranging from .31% to 4.31% for 2008 and 4.26% to 5.86% in 2007.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2008 and 2007 are summarized in the table below:

	Three months ended (in thousands)
	March 31	June 30	September 30	December 31
2008
Total revenues	$37,428	$38,256	$38,938	$29,588
Total benefits and expenses	26,981	26,170	27,132	38,104
Income from operations before income taxes	10,447	12,086	11,806	(8,516)
Net income	7,535	9,236	9,828	(4,894)

2007
Total revenues	$38,111	$40,702	$46,473	$39,682
Total benefits and expenses	25,023	26,204	28,970	29,022
Income from operations before income taxes	13,088	14,498	17,503	10,660
Net income	9,766	9,985	12,408	8,044