Form 10-Q
period 2009-03-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2009-05-15
CIK 1038509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 14, 2009, 400,000 shares of the Registrant’s Common Stock (par value $5), were outstanding. As of such date, Pruco Life Insurance Company, an Arizona company and an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey Corporation, owned all of the Registrant’s Common Stock.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Financial Position

As of March 31, 2009 and December 31, 2008 (in thousands, except share amounts)

	March 31, 2009	December 31, 2008
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2009: $907,651; 2008: $865,995)	$844,595	$796,022
Equity securities available for sale, at fair value (amortized cost, 2009: $4,143; 2008: $4,143)	2,740	2,809
Policy loans	169,702	169,924
Short term investments	15,498	8,137
Commercial mortgage loans	146,983	147,395
Other long term investments	8,983	7,797

Total investments	1,188,501	1,132,084
Cash and cash equivalents	37,056	69,811
Deferred policy acquisition costs	309,882	326,806
Accrued investment income	14,581	15,025
Reinsurance recoverable	294,219	301,336
Receivables from parent and affiliates	47,741	50,377
Deferred sales inducements	20,173	28,014
Other assets	6,911	4,226
Separate account assets	2,260,287	2,306,566

TOTAL ASSETS	$4,179,351	$4,234,245

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholders’ account balances	922,127	910,344
Future policy benefits and other policyholder liabilities	446,107	458,129
Cash collateral for loaned securities	13,694	16,131
Securities sold under agreements to repurchase	7,305	22,496
Income taxes payable	67,980	66,793
Short term debt to affiliates	—	100
Payable to parent and affiliates	10,924	9,822
Other liabilities	40,322	29,546
Separate account liabilities	2,260,287	2,306,566

Total liabilities	$3,768,746	$3,819,927

Commitments and Contingent Liabilities (See Note 2)

Stockholder’s Equity
Common stock, $5 par value 400,000 shares, authorized; issued and outstanding;	2,000	2,000
Additional Paid-in capital	168,998	168,998
Retained earnings	266,329	273,964
Accumulated other comprehensive income (loss)	(26,722)	(30,644)

Total stockholder’s equity	410,605	414,318

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$4,179,351	$4,234,245

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Operations and Comprehensive Income

Three Months Ended March 31, 2009 and 2008 (in thousands)

	Three months ended March 31
	2009	2008
REVENUES

Premiums	$4,585	$3,813
Policy charges and fee income	15,589	18,364
Net investment income	17,477	16,996
Asset administration fees	1,301	1,783
Other income	985	1,227
Realized investment gains/(losses), net
Other-than-temporary impairments on fixed maturity securities	(3,139)	(374)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	1,124	—
Other realized investment gains (losses), net	6,528	(4,381)

Total realized investment gains (losses), net	4,513	(4,755)

Total revenues	44,450	37,428

BENEFITS AND EXPENSES

Policyholders’ benefits	10,176	4,729
Interest credited to policyholders’ account balances	16,934	7,262
Amortization of acquisition costs	27,343	10,189
General, administrative and other expenses	4,297	4,801

Total benefits and expenses	58,750	26,981

(Loss) Income from operations before income taxes	(14,300)	10,447

Income tax (benefit) expense	(2,933)	2,912

NET (LOSS) INCOME	(11,367)	7,535

Change in net unrealized investment gains (losses) and changes in foreign currency transaction, net of taxes (1)	3,922	(3,417)

COMPREHENSIVE (LOSS) INCOME	$(7,445)	$4,118

(1)	Amounts are net of tax expense of $2 million and $2 million tax benefit for the three months ended March 31, 2009 and 2008, respectively.

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statement of Stockholder’s Equity

Three Months Ended March 31, 2009 (in thousands)

				Accumulated Other Comprehensive Income Gain (Loss)
	Common Stock	Additional Paid–in Capital	Retained Earnings	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Loss)	Total Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance, December 31, 2008	$2,000	$168,998	$273,964	$26	$(30,670)	$(30,644)	$414,318

Net Loss			(11,367)				(11,367)

Change in foreign currency translation adjustments, net of taxes				(44)		(44)	(44)

Impact of adoption of FSP FAS 115-2 & 124-2 net of taxes			3,732		(3,732)	(3,732)	—

Change in net unrealized investment gains, net of taxes					7,698	7,698	7,698

Balance, March 31, 2009	$2,000	$168,998	$266,329	$(18)	$(26,704)	$(26,722)	$410,605

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Cash Flows

Three Months Ended March 31, 2009 and 2008 (in thousands)

	Three months ended, March 31
	2009	2008
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:

Net income (Loss)	$(11,367)	$7,535
Adjustments to reconcile net income to net cash from (used in) operating activities:
Policy charges and fee income	(7,352)	(7,297)
Interest credited to policyholders’ account balances	16,934	7,262
Realized investment (gains) losses, net	(4,513)	4,755
Amortization and other non-cash items	(287)	(121)
Change in:
Future policy benefits and other insurance liabilities	(4,449)	28,235
Reinsurance recoverable	7,117	(28,371)
Accrued investment income	444	(133)
Receivable from parent and affiliates	1,848	(326)
Payable to parent and affiliates	1,102	3,645
Deferred policy acquisition costs	15,420	(2,072)
Income taxes payable	(2,933)	(5,794)
Deferred sales inducements	7,841	(1,591)
Other, net	(6,322)	(8,420)

Cash Flows From (Used In) Operating Activities	13,483	(2,693)

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	36,701	60,952
Policy loans	5,663	4,615
Commercial Loans	1,012	740
Payments for the purchase of:
Fixed maturities, available for sale	(67,818)	(33,156)
Policy loans	(3,662)	(3,939)
Commercial loans	(1,007)	(19,787)
Notes receivable from parent and affiliates, net	(742)	(1,262)
Other long-term investments, net	283	(3,233)
Short-term investments, net	(7,357)	4,356

Cash Flows (Used In) From Investing Activities	(36,927)	9,286

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	80,822	67,765
Policyholders’ account withdrawals	(76,759)	(58,283)
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(17,628)	(16,683)
Net change in financing arrangements (maturities 90 days or less)	4,254	(13,147)

Cash Flows (Used In) From Financing Activities	(9,311)	(20,348)

Net (decrease) in cash and cash equivalents	(32,755)	(13,755)
Cash and cash equivalents, beginning of year	69,811	33,185

CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,056	$19,430

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$—	$8,705

Interest paid	$2	$389

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

1.	BASIS OF PRESENTATION

Pruco Life Insurance Company of New Jersey, or the “Company,” is a wholly owned subsidiary of the Pruco Life Insurance Company, or “Pruco Life,” which in turn is a wholly owned subsidiary of The Prudential Insurance Company of America, or “Prudential Insurance.” Prudential Insurance is an indirect wholly owned subsidiary of Prudential Financial, Inc., or “Prudential Financial.”

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or “U.S. GAAP,” on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). These interim financial statements are unaudited but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the results of operations and financial condition of the Company for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year.

The Company has extensive transactions and relationships with Prudential Insurance and other affiliates. It is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

The most significant estimates include those used in determining deferred policy acquisition costs and related amortization; valuation of investments including derivatives (in the absence of quoted market values) and the recognition of other-than-temporary impairments; future policy benefits including guarantees; provision for income taxes and valuation of deferred tax assets; and reserves for contingent liabilities, including reserves for losses in connection with unresolved legal matters

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

Commencing in 2003, Prudential Financial received formal requests for information from the SEC and the New York Attorney General’s Office (“NYAG”) relating to market timing in variable annuities by certain American Skandia entities. In connection with these investigations, with the approval of Skandia, an offer was made by American Skandia to the SEC and NYAG, to settle these matters by paying restitution and a civil penalty of $95 million in the aggregate. In April 2009, AST Investment Services, Inc., formerly named American Skandia Investment Services, Inc. (“ASISI”), reached a resolution of the previously disclosed investigations by the SEC and the NYAG into market timing related misconduct involving certain variable annuities. The settlements relate to conduct that generally occurred between January 1998 and September 2003. ASISI is an affiliate of the Company and serves as investment manager for certain investment options under the Company’s variable life insurance and annuity products. Prudential Financial acquired ASISI from Skandia Insurance Company Ltd. (publ) (“Skandia”) in May 2003. Subsequent to the acquisition, Prudential Financial implemented controls, procedures and measures designed to protect customers from the types of activities involved in these investigations. These settlements resolve the investigations by the above named authorities into these matters, subject to the settlement terms. Under the terms of the settlements, ASISI has paid a total of $34 million in disgorgement and an additional $34 million as a civil money penalty. These amounts will be paid into a Fair Fund administered by the SEC to compensate those harmed by the market timing related activities. In the settlements, ASISI has agreed to retain, at its ongoing cost and expense, the services of an Independent Distribution consultant acceptable to the Staff of the SEC to develop a proposed plan for the distribution of Fair Fund amounts according to a methodology developed in consultation with and acceptable to the Staff. As part of these settlements, ASISI has undertaken that by the end of 2009 it will undergo a compliance review by an independent third party, who shall issue a report of its findings and recommendations to ASISI’s Board of Directors, the Audit Committee of the Advanced Series Trust Board of Trustees and the Staff of the SEC. In addition, ASISI has agreed, among other things, to continue to cooperate with the SEC and NYAG in any litigation, ongoing investigations or other proceedings relating to or arising from their investigations into these matters. Under the terms of the purchase agreement pursuant to which Prudential Financial acquired ASISI from Skandia, Prudential Financial was indemnified for the costs of the settlements.

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

3.	ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS

Investments in Debt and Equity Securities

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available for sale” are carried at fair value. The amortized cost of fixed maturities is written down to estimated fair value if a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairment adjustments. See the discussion below on realized investment gains and losses for a description of the accounting for impairments as well as the impact of the Company’s adoption of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” Unrealized gains and losses on fixed maturities classified as “available for sale,” net of tax, and the effect on deferred policy acquisition costs, valuation of business acquired, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).”

Equity securities, available for sale are comprised of common stock, and non-redeemable preferred stock, and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on deferred policy acquisition costs, valuation of business acquired, and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)”. The cost of equity securities is written down to estimated fair value when a decline in value is considered to be other than temporary.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

3.	ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income” when declared.

Short-term investments primarily consist of investments in certain money market funds as well as highly liquid debt instruments with a maturity of greater than three months and less than twelve months when purchased. These investments are generally carried at fair value.

Realized investment gains (losses) are computed using the specific identification method. Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for other than temporary impairments.

The Company’s available-for-sale securities with unrealized losses are reviewed quarterly to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, the Company considers several factors including, but not limited to the following: (1) the extent and the duration of the decline; (2) the reasons for the decline in value (credit event, currency or interest-rate related, including general credit spread widening); and (3) the financial condition of and near-term prospects of the issuer. With regard to available-for-sale equity securities, the Company also considers the ability and intent to hold the investment for a period of time to allow for a recovery of value. When it is determined that a decline in value of an equity security is other-than-temporary, the carrying value of the equity security is reduced to its fair value, with a corresponding charge to earnings.

In addition, in April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The Company early adopted this guidance on January 1, 2009. This guidance indicates that an other-than-temporary impairment must be recognized in earnings for a debt security in an unrealized loss position when an entity either (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. Prior to the adoption of this guidance the Company was required to record an other-than-temporary impairment for a debt security unless it could assert that it had both the intent and ability to hold the security for a period of time sufficient to allow for a recovery in its’ fair value to its amortized cost basis. For all debt securities in unrealized loss positions that do not meet either of these two criteria, FSP FAS 115-2 and FAS 124-2 requires that the Company analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. The Company may use the estimated fair value of collateral as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment, an other-than-temporary impairment is recorded.

Under FSP FAS 115-2 and FAS 124-2, when an other-than-temporary impairment of a debt security has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, the other-than-temporary impairment recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For other-than-temporary impairments of debt securities that do not meet these two criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and its net present value calculated as described above. Any difference between the fair value and the net present value of the debt security at the impairment measurement date is recorded in “Other comprehensive income (loss).” Unrealized gains or losses on securities for which an other-than-temporary impairment has been recognized in earnings is tracked as a separate component of “Accumulated other comprehensive income (loss).” Prior to the adoption of FSP FAS 115-2 and FAS 124-2, an other-than-temporary impairment recognized in earnings for debt securities was equal to the total difference between amortized cost and fair value at the time of impairment.

For debt securities, the split between the amount of an other-than-temporary impairment recognized in other comprehensive income and the net amount recognized in earnings is driven principally by assumptions regarding the amount and timing of projected cash flows. For mortgage-backed and asset-backed securities, cash flow estimates including prepayment assumptions, are based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates, recoveries and changes in value. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default.

The Company has developed these estimates using information based on its historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

3.	ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. For debt securities, the discount (or reduced premium) based on the new cost basis may be accreted into net investment income in future periods based on prospective changes in cash flow estimates, to reflect adjustments to the effective yield.

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, financial indices, or the value of securities or commodities. Derivative financial instruments generally used by the Company include swaps and futures, and may be exchange-traded or contracted in the over-the-counter market. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models. Values can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility and liquidity. Values can also be affected by changes in estimates and assumptions including those related to counterparty behavior used in valuation models.

Derivatives are used to manage the characteristics of the Company’s asset/liability mix, manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to seek to reduce exposure to interest rate and foreign currency risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred.

Derivatives are recorded as assets, within “Other long-term investments,” in the Statement of Financial Position, except for embedded derivatives, which are recorded in the Statement of Financial Position with the associated host contract. The Company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement has been executed pursuant to Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 39 and FASB Staff Position (“FSP”) No. 39-1. As discussed in detail below and in Note 8, all realized and unrealized changes in fair value of derivatives, with the exception of the effective portion of cash flow hedges, are recorded in current earnings. Cash flows from these derivatives are reported in the operating activities section in the Statements of Cash Flows.

The Company designates derivatives as either (1) a hedge of the fair value of a recognized asset or liability or unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), (3) a foreign currency fair value or cash flow hedge (“foreign currency” hedge), (4) a hedge of a net investment in a foreign operation, or (5) a derivative entered into as an economic hedge that does not qualify for hedge accounting. If a derivative does not qualify for hedge accounting, all changes in its fair value, including net receipts and payments, are included in “Realized investment (losses), net” without considering changes in the fair value of the economically associated assets or liabilities.

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

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

3.	ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

The Company formally documents at inception all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives designated as fair value, cash flow, or foreign currency, hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. Hedges of a net investment in a foreign operation are linked to the specific foreign operation.

When a derivative is designated as a fair value hedge and is determined to be highly effective, changes in its fair value, along with changes in the fair value of the hedged asset or liability (including losses or gains on firm commitments), are reported on a net basis in the income statement, generally in “Realized investment gains (losses), net.” When swaps are used in hedge accounting relationships, periodic settlements are recorded in the same income statement line as the related settlements of the hedged items.

When a derivative is designated as a cash flow hedge and is determined to be highly effective, changes in its fair value are recorded in “Accumulated other comprehensive income (loss)” until earnings are affected by the variability of cash flows being hedged (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). At that time, the related portion of deferred gains or losses on the derivative instrument is reclassified and reported in the income statement line item associated with the hedged item.

If it is determined that a derivative no longer qualifies as an effective fair value or cash flow hedge or management removes the hedge designation, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in “Realized investment gains (losses), net.” The asset or liability under a fair value hedge will no longer be adjusted for changes in fair value and the existing basis adjustment is amortized to the income statement line associated with the asset or liability. The component of “Accumulated other comprehensive income (loss)” related to discontinued cash flow hedges is amortized to the income statement line associated with the hedged cash flows consistent with the earnings impact of the original hedged cash flows.

If a derivative does not qualify for hedge accounting, all changes in its fair value, including net receipts and payments, are included in “Realized investment gains (losses), net” without considering changes in the fair value of the economically associated assets or liabilities.

The Company is a party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. At inception, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and changes in its fair value are included in “Realized investment gains (losses), net.” For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company may elect to classify the entire instrument as a trading account asset and report it within “Other trading account assets,” at fair value. The Company has entered into reinsurance agreements to transfer the risk related to the embedded derivatives to affiliates. These reinsurance agreements are derivatives and have been accounted in the same manner as the embedded derivative.

Income Taxes

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2002 and 2003 tax years is set to expire in 2009. It is reasonably possible that the total net amount of unrecognized tax benefits will decrease anywhere from $0 to $2 million within the next 12 months due to the expiration of the statute of limitations. Taxable years 2004 through 2008 are still open for IRS examination.

The dividends received deduction, or DRD, reduces the amount of dividend income subject to U.S. tax and in recent years is the primary component of the difference between our effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2008, current year results, and was adjusted to take into account the current year’s equity market

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

3.	ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and our taxable income before the DRD.

In August 2007, the Internal Revenue Service, or IRS, released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the dividends received deduction related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspends Revenue Ruling 2007-54 and informs taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. These activities had no impact on our 2008 or 2009 results. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase our actual tax expense and reduce our consolidated net income.

In December 2006, the IRS completed all fieldwork with regards to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of an industry issue regarding the methodology for calculating the dividends received deduction (“DRD”) related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 years, the Company has agreed to such adjustment. Nevertheless, the Company believes that its return position is technically correct. Therefore, the Company intends to file a protective refund claim to recover the taxes associated with the agreed upon adjustment and to pursue such other actions as appropriate. The report, with the adjustment, was submitted to the Joint Committee on Taxation in October 2008. The Company was advised on January 2, 2009 that the Joint Committee completed its consideration of the report and has taken no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a refund was received. The statute of limitations for these years is set to expire during 2009. These activities had no impact on the Company’s 2008 or 2009 results.

In January 2007, the Service began an examination of the consolidated U.S. federal income tax years 2004 through 2006. For the consolidated U.S. federal income tax years 2007 and 2008, we participated in the IRS’s Compliance Assurance Program, or CAP. Under CAP, the IRS assigns an examination team to review completed transactions contemporaneously during the 2007 and 2008 tax years in order to reach agreement with us on how they should be reported in the tax return. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax return is filed. It is management’s expectation this program will shorten the time period between the filing of our federal income tax return and the IRS’s completion of its examination of the return.

Accounting Pronouncements Adopted

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities and expands the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP also requires that the required annual disclosures be made for interim reporting periods. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance on January 1, 2009, which resulted in a net after-tax increase to retained earnings and decrease to Accumulated other comprehensive income (loss) of $3.7 million, as of January 1, 2009. The disclosures required by this FSP are provided in Note 7.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP also amends the disclosure requirements in interim and annual periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s financial position or results of operations. The disclosures required by this FSP are provided in Note 6.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

3.	ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” an amendment of SFAS No. 133. This statement amends and expands the disclosure requirements for derivative instruments and hedging activities by requiring companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s financial position or results of operations. The required disclosures are provided in Note 8.

In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” The FSP provides recognition and derecognition guidance for a repurchase financing transaction, which is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties, that is entered into contemporaneously with or in contemplation of, the initial transfer. The FSP is effective for fiscal years beginning after November 15, 2008. The Company’s adoption of this guidance on a prospective basis effective January 1, 2009 did not have a material effect on the Company’s financial position or results of operations.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP applies to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 delays the effective date of SFAS No. 157 for these items to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s financial position or results of operations.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends the disclosure requirements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Company will adopt this guidance beginning with the interim period ending June 30, 2009. The Company’s adoption of this guidance is not expected to have a material effect on the Company’s financial position or results of operations but will affect interim disclosures.

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

Reinsurance amounts included in the Company’s Unaudited Interim Statement of Operations and Comprehensive Income for the three months ended March 31, 2009 and 2008 are presented below.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

4.	REINSURANCE (continued)

	(in thousands)
	2009	2008
Gross premiums and policy charges and fee income	$66,173	$62,677
Reinsurance ceded	(45,999)	(40,500)

Net premiums and policy charges and fee income	$20,174	$22,177

Policyholders’ benefits ceded	$21,236	$15,175

Realized capital (losses)/gains net, associated with SFAS No. 133	$(22,814)	$5,181

Reinsurance premiums ceded for interest-sensitive life products is accounted for as a reduction of policy charges and fee income. Reinsurance ceded for term insurance products is accounted for as a reduction of premiums.

Realized capital gains include the reinsurance of the Company’s derivatives under SFAS No. 133. Changes in the fair value of the embedded derivatives are recognized through “Realized investment gains”. The Company has entered into reinsurance agreements to transfer the risk related to certain living benefit options on variable annuities to Pruco Re. These reinsurance agreements are derivatives and have been accounted for in the same manner as an embedded derivative.

Reinsurance recoverables included in the Company’s Unaudited interim Statements of Financial Position, at March 31, 2009 and December 31, 2008 were $294 million and $301 million, respectively.

The gross and net amounts of life insurance in-force as of March 31, 2009 and 2008 were as follows:

	(in thousands)
	2009	2008
Gross life insurance in-force	$90,952,051	$81,543,103
Reinsurance Ceded	(82,814,446)	(72,145,084)

Net life insurance in-force	$8,137,605	$9,398,019

5.	RELATED PARTY TRANSACTIONS

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million for the three months ended March 31, 2009 and 2008, respectively. The expense charged to the Company for the deferred compensation program was less than $1 million for the three months ended March 31, 2009 and 2008, respectively.

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

Prudential Insurance sponsors voluntary savings plans for the Company’s employee’s 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged the Company for the matching contribution to the plans was than less than $1 million for each of the three months ended March 31, 2009 and 2008, respectively.

The Company’s share of net expense for the pension plans was less than $1 million for each of the three months ended March 31, 2009 and 2008, respectively.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

Affiliated Asset Administration Fee Income

Beginning October 1, 2002, in accordance with a servicing agreement with Prudential Investments LLC, the Company receives fee income from policyholder account balances invested in the Prudential Series Funds (“PSF”). The Company also receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust Funds. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Statements of Operations and Comprehensive Income.

Corporate Owned Life Insurance

The Company has sold two Corporate Owned Life Insurance, or “COLI”, policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI contracts was $587 million and $564 million at March 31, 2009 and December 31, 2008, respectively. Fees related to these COLI policies in the three months ended March 31, 2009 and 2008 were $3 million and $2 million, respectively.

Reinsurance with Affiliates

Pruco Life

Effective April 1, 2008, the Company entered into an agreement to reinsure certain variable COLI policies with Pruco Life. Reinsurance recoverables related to this agreement were less than $0.1 million as of March 31, 2009. Fees ceded to Pruco Life were $2 million for the three months ended March 31, 2009. Benefits ceded were less than $0.1 million for the three months ended March 31, 2009. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

PARCC

The Company reinsures 90% of the risks under its term life insurance policies through an automatic coinsurance agreement with PARCC. Reinsurance recoverables related to this agreement were $254 million and $239 million as of March 31, 2009 and December 31, 2008, respectively. Premiums ceded to PARCC for the three months ended March 31, 2009 and 2008 were $35 million and $32 million, respectively. Benefits ceded for the three months ended March 31, 2009 and 2008 were $13 million and $9 million, respectively. Reinsurance expense allowances, net of capitalization and amortization for the three months ended March 31, 2009 and the three months ended March 31, 2008 were $8 million and $6 million, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. The reinsurance recoverables related to this agreement were $7 million and $5 million as of March 31, 2009 and December 31, 2008, respectively. Premiums and fees ceded to Prudential Insurance for the three months ended March 31, 2009 and 2008 were $9 million respectively. Benefits ceded for the three months ended March 31, 2009 and 2008 were $8 million and $6 million, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

5.	RELATED PARTY TRANSACTIONS (continued)

Pruco Re

During 2005 and 2006, the Company entered into reinsurance agreements with Pruco Re as part of its risk management and capital management strategies for annuities. Effective October 3, 2005, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Lifetime Five benefit feature sold on its annuities. Premiums ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements, for the three months ended March 31, 2009 and 2008 were $27 million and $8 million, respectively. Reinsurance recoverables related to this agreement were $31 million and $53 million as of March 31, 2009 and December 31, 2008, respectively

Effective May 1, 2006, the Company entered into a new coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Spousal Lifetime Five benefit feature sold on its annuities. Premiums ceded on this agreement, included in “Realized investments (losses) gains, net” on the financial statements for the three months ended March 31, 2009 and 2008 were $3 million and $1 million, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

Debt Agreements

The Company and its parent, Pruco Life, have an agreement with Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance, which allows it to borrow funds for working capital and liquidity needs. The borrowings under this agreement are limited to $100 million. The Company had no debt outstanding to Prudential Funding, LLC as of March 31, 2009 compared to $42 million outstanding at March 31, 2008, respectively. Interest expense related to this agreement was $2 million and less than $1 million as of March 31, 2009 and 2008. The related interest was charged at a variable rate ranging from 7.05% to 3.05% for 2009 and 2.13% to 4.31% for 2008.

Derivative Trades

In its ordinary course of business, the Company enters into over-the-counter (OTC) derivative contracts with an affiliate, Prudential Global Funding, LLC. For these OTC derivative contracts, Prudential Global Funding, LLC has a substantially equal and offsetting position with an external counterparty.

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

Level 1 – Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These generally provide the most reliable evidence and are used to measure fair value whenever available. Active markets are defined as having the following for the measured asset/liability: i) many transactions, ii) current prices, iii) price quotes not varying substantially among market makers, iv) narrow bid/ask spreads and v) most information publicly available. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents and short term investments, equity securities and derivative contracts that are traded in an active exchange market. Prices are obtained from readily available sources for market transactions involving identical assets or liabilities.

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

Prices from pricing services are sourced from multiple vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company generally receives prices from multiple pricing services for each security, but ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. In order to validate reasonability, prices are reviewed by internal asset managers through comparison with directly observed recent market trades and internal estimates of current fair value, developed using market observable inputs and economic indicators.

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

The majority of the Company’s derivative positions is traded in the over-the-counter (OTC) derivative market and is classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers, non-binding broker-dealer quotations, third-party pricing vendors and/or recent trading activity. The fair values of most OTC derivatives, including forward rate agreements, interest rate and cross currency swaps, commodity swaps, commodity forward contracts, single name credit default swaps and to-be-announced forward contracts on highly rated mortgage-backed securities issued by U.S. government sponsored entities are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key assumptions include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, yield curves, equity prices, index dividend yields, non-performance risk and volatility. OTC derivative contracts are executed under master netting agreements with counterparties with a Credit Support Annex, or CSA, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties, should either party suffer a credit rating deterioration. The vast majority of the Company’s derivative agreements are with highly rated major international financial institutions. Consistent with the practice of major international financial institutions, the Company uses the credit spread embedded in the London Interbank Offered Rate (“LIBOR”) interest rate curve to reflect non-performance risk when determining the fair value of derivative assets and liabilities. The Company believes this credit spread is an appropriate estimate of the non-performance risk for derivative related assets and liabilities between highly rated institutions after consideration of the impacts of the collateral posting process. Most OTC derivative contracts have bid and ask prices that are actively quoted or can be readily obtained from external market data providers. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value.

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

Level 3 – Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities (including certain asset-backed securities), certain highly structured over-the-counter derivative contracts, certain commercial loans, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. In circumstances where vendor pricing is not available, internally developed valuations or non-binding broker quotes are used to determine fair value. Non-binding broker quotes are reviewed for reasonableness, based on the Company’s understanding of the market. These estimates may use significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data is not available may include events such as market illiquidity and credit events related to the security. Under certain conditions, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. In such cases, the valuations are generally classified as Level 3. As of December 31, 2008, such over-rides on a net basis were not material. For certain private fixed maturities, including those that are distressed, the discounted cash flow model may also incorporate significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Certain public fixed maturities and private fixed maturities priced internally are based on observable and unobservable inputs. Significant unobservable inputs used include: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and non-binding quotes from market makers. These inputs are usually considered unobservable, as not all market participants will have access to this data.

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

The fair values of the GMAB, GMWB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment. Under SFAS No. 157 the Company is also required to incorporate the Company’s own risk of non-performance in the valuation of the embedded derivatives associated with the Company’s optional living benefit features. Since insurance liabilities are senior to debt, the Company believes that reflecting the claims-paying ratings of the Company’s insurance subsidiaries in the valuation of the liability appropriately takes into consideration the Company’s own risk of non-performance. Historically, the expected cash flows were discounted using forward LIBOR interest rates, which were commonly viewed as being consistent with AA quality claims-paying ratings. However, in light of first quarter of 2009 developments, including rating agency downgrades to the claims-paying ratings of the Company’s insurance subsidiaries, the Company determined that forward LIBOR interest rates were no longer indicative of the Company’s claims-paying ability. Beginning in the first quarter of 2009, the adjustment for the Company’s non-performance risk is determined taking into consideration publicly available information relating to the claims-paying ability of the Company’s insurance subsidiaries, as indicated by the credit spreads associated with funding agreements issued by these subsidiaries. The Company adjusts these credit spreads to remove any liquidity risk premium. As a result, in the first quarter of 2009 the Company increased the discount rate used in the valuations of the embedded derivatives associated with the Company’s optional living benefit features, reflecting the market perceived increase in the Company’s non-performance risk, and thereby reduced the fair value of the embedded derivative liabilities. The increase in the discount rate over forward LIBOR rates generally ranged from 250 to 300 basis points for the portion of the interest rate curve most relevant to these liabilities.

Other significant inputs to the valuation models include capital market assumptions, such as interest rate and implied volatility assumptions, as well as various policyholder behavior assumptions that are actuarially determined, including lapse rates, benefit utilization rates, mortality rates and withdrawal rates. These assumptions are reviewed at least annually, and updated based upon historical experience and give consideration to any observable market data, including market transactions such as acquisitions and reinsurance transactions. In the first quarter of 2009 the Company further updated the volatility assumptions for the Individual Annuities segment to reflect the inclusion of new market inputs. The Company no longer solely utilizes the implied volatility of over-the-counter equity options but a blend of these implied volatilities and an index based on historical volatilities.

Level 3 includes OTC derivatives where the bid-ask spreads are generally wider than derivatives classified within Level 2 thus requiring more judgment in estimating the mid-market price of such derivatives.

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

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

6.	FAIR VALUE (continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2009.

	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$53,827	$—	$53,827
Foreign government bonds	—	10,095	—	10,095
Corporate securities	1	494,777	286	495,064
Asset-backed securities	—	71,596	5,755	77,351
Commercial mortgage-backed securities	—	88,413	—	88,413
Residential mortgage-backed securities	—	119,845	—	119,845
Sub-total	1	838,553	6,041	844,595

Equity securities, available for sale	—	2,185	555	2,740
Other long-term investments	—	4,722	(4,726)	(4)
Short term investments	2,522	12,976	—	15,498
Cash and cash equivalents	5,000	31,136	—	36,136
Other assets	—	3,227	36,530	39,757

Sub-total excluding separate account assets	7,523	892,799	38,400	938,722

Separate account assets (1)	1,139,605	1,114,920	5,762	2,260,287

Total assets	$1,147,128	$2,007,719	$44,162	$3,199,009

Future policy benefits	—	—	33,788	33,788

Total liabilities	$—	$—	$33,788	$33,788

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

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

6.	FAIR VALUE (continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2008.

	Level 1	Level 2	Level 3	Total
		(in thousands)
Fixed maturities, available for sale	$—	$790,024	$5,998	$796,022
Equity securities, available for sale	—	2,688	121	2,809
Other long-term investments	—	3,069	(4,272)	(1,203)
Short-term investments	137	8,000	—	8,137
Cash and cash equivalents	—	70,631	—	70,631
Other assets	—	3,226	58,880	62,106

Sub-total excluding separate account assets	137	877,638	60,727	938,502

Separate account assets (1)	1,142,614	1,157,458	6,494	2,306,566

Total assets	$1,142,751	$2,035,096	$67,221	$3,245,068

Future policy benefits	—	—	63,903	63,903

Total liabilities	$—	$—	$63,903	$63,903

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

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the period January 1, 2009 to March 31, 2009, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2009.

	Three Months Ended March 31, 2009
	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset-Backed Securities	Equity Securities, Available for Sale	Other Long-term Investments	Other Assets
	(in thousands)
Fair value, beginning of period	$266	$5,732	$121	$(4,272)	$58,880
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	—	(454)	(22,817)
Asset management fees and other income	—	—	—	—	—
Included in other comprehensive income (loss)	75	142	434	—	76
Net investment income	(1)	—	—	—	—
Purchases, sales, issuances, and settlements	—	(119)	—	—	391
Foreign currency translation	—	—	—	—	—
Transfers into (out of) Level 3 (2)	(54)	—	—	—	—

Fair value, end of period	$286	$5,755	$555	$(4,726)	$36,530

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$(454)	$(22,655)
Asset management fees and other income	$—	$—	$—	$—	$—
Interest credited to policyholder account	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$75	$142	$434	$—	$76

	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$6,494	$(63,903)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	30,393
Interest credited to policyholder account	(747)	—
Included in other comprehensive income	—	—
Net investment income	—	—
Purchases, sales, issuances, and settlements	15	(278)
Transfers into (out of) Level 3 (2)	—	—

Fair value, end of period	$5,762	$(33,788)

Unrealized gains (losses) for the period relating to those level 3 assets and liabilities that were still held by the Company at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$—	$29,942
Interest credited to policyholder account	$(747)	$—
Included in other comprehensive income	$—	$—

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

Transfers – Net transfers out of Level 3 for Fixed Maturities Available for Sale totaled $(0.54) million during the three months ended March 31, 2009. Transfers into Level 3 for these investments were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes when information from third party pricing services was utilized. Partially offsetting these transfers into Level 3 were transfers out of Level 3 due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income were $1 million for asset-backed securities.

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

	Fixed Maturities, Available For Sale	Equity Securities, Available for Sale	Other Long-term Investments	Other Assets
	(in thousands)
Fair value, beginning of period	$23,659	$2,271	$(279)	$3,079
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(9)	—	(940)	5,245
Interest credited to policyholder account	—	—	—	—
Included in other comprehensive income (loss)	(1,526)	(96)	—	—
Net investment income	9	—	—	—
Purchases, sales, issuances, and settlements	(4,924)	—	—	313
Foreign currency translation	—	—	—	—
Transfers into (out of) Level 3(2)	1,563	—	—	—

Fair value, end of period	$18,772	$2,175	$(1,219)	$8,637

Unrealized gains (losses) for the period relating to those level 3 assets that were still held by the Company at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$—	$—	$(940)	$5,274
Interest credited to policyholder account	$—	$—	$—	$—
Included in other comprehensive income (loss)	$(117)	$—	$—	$—

	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$7,716	$(3,087)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(5,357)
Interest credited to policyholder account	16	—
Included in other comprehensive income	—	—
Net investment income	—	—
Purchases, sales, issuances, and settlements	—	(326)
Transfers into (out of) Level 3(2)	—	—

Fair value, end of period	$7,732	$(8,770)

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

(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

7.	INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$50,947	$2,893	$13	$53,827	$—
Obligations of U.S. states and their political subdivisions	—	—	—	—	—
Foreign government bonds	9,354	741	—	10,095	—
Corporate securities	533,594	5,149	43,678	495,065	(412)
Asset-backed securities(1)	98,185	1,234	22,069	77,350	(3,171)
Commercial mortgage-backed securities	101,207	139	12,933	88,413	—
Residential mortgage-backed securities (2)	114,364	6,428	947	119,845	(947)

Total fixed maturities, available for sale	$907,651	$16,584	$79,640	$844,595	$(4,530)

Equity securities, available for sale	$4,143	$107	$1,510	$2,740	—

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)

Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes .6 million of unrealized gains (losses) on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$30,556	$3,721	$—	$34,277
Foreign government bonds	9,391	573	7	9,957
Corporate securities	498,380	3,203	49,346	452,237
Asset-backed securities	103,724	1,582	18,827	86,479
Commercial mortgage-backed securities	104,156	157	15,110	89,203
Residential mortgage-backed securities	119,788	5,064	983	123,869

Total fixed maturities, available for sale	$865,995	$14,300	$84,273	$796,022

Equity securities, available for sale	$4,143	$—	$1,134	$2,809

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

7.	INVESTMENTS (continued)

The amortized cost and fair value of fixed maturities by contractual maturities at March 31, 2009, is as follows:

	Available for Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$66,504	$65,980
Due after one year through five years	263,454	254,535
Due after five years through ten years	181,657	165,336
Due after ten years	82,280	73,136
Asset-backed securities	98,185	77,350
Commercial mortgage-backed securities	101,207	88,413
Residential mortgage-backed securities	114,364	119,845

Total	$907,651	$844,595

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed, and residential mortgage-backed securities are shown separately in the table above, as they are not due at a single maturity date.

Other Long term Investments

The following table provides information relating to other long term investments as of March 31:

	March 31 2009	December 31 2008
	(in thousands)
Company’s investment in Separate accounts	$2,565	$2,829
Joint ventures and limited partnerships	6,422	6,171
Derivatives	(4)	(1,203)

Total other long-term investments	$8,983	$7,797

The following table depicts the sources of fixed maturity proceeds and related gross investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
	(in thousands)
Fixed maturities, available for sale:
Proceeds from sales	$5,118	$14,285
Proceeds from maturities/repayments	$31,399	$46,278
Gross investment gains from sales, prepayments and maturities	$55	—
Gross investment losses from sales and maturities	$(37)	—

Fixed maturity and equity security impairments:
Total writedowns for other-than-temporary impairment losses on fixed maturities	$(3,139)	$(374)
Portion of loss recognized in other comprehensive income (before taxes)	1,124	—

Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings	$(2,015)	$(374)

Write downs for other-than-temporary impairment losses on equity securities	—	—

As discussed in Note 3, a portion of certain other-than-temporary impairment, (“OTTI”) losses on fixed maturity securities are recognized in “Other comprehensive income (loss),” (“OCI”) and are not recognized in earnings. The amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows. Any remaining difference between the fair value and amortized cost is recognized in “Other comprehensive income (loss),” or OCI. The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

7.	INVESTMENTS (continued)

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

(in thousands)
Balance, December 31, 2008	$—
Credit losses remaining in retained earnings related to adoption of FSP FAS115-2 and FAS124-2	2,361
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	—
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	—
Credit loss impairment recognized in the current period on securities not previously impaired	—
Additional credit loss impairments recognized in the current period on securities previously impaired	—
Increases due to passage of time on previously recorded credit losses	—
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	38

Balance, March 31, 2009	$2,399

(1)

Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Net Investment Income

Net investment income for the three months ended March 31, 2009 and 2008 was from the following sources:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
	(in thousands)
Fixed maturities, available for sale	$13,261	$13,197
Equity securities, available for sale	65	73
Commercial mortgage and other loans	2,190	1,794
Policy loans	2,249	2,267
Short-term investments and cash equivalents	259	462
Other long-term investments	104	126

Gross investment income	18,128	17,919
Less investment expenses	(651)	(923)

Net investment income	$17,477	$16,996

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three months ended March 31, 2009 and 2008 were from the following sources:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
	(in thousands)
Other-than-temporary impairment losses on fixed maturities, net	$(3,139)	$(374)
Portion of loss recognized in other comprehensive income (before taxes)	1,124	—

Net other-than-temporary impairment losses on fixed maturities recognized in earnings	(2,015)	(374)

Fixed maturities- all other	—	(382)

Fixed maturities, net	(2,015)	(756)
Equity securities	—	—
Commercial mortgage and other loans	(392)	(110)
Joint ventures and limited partnerships	—	—
Derivatives	6,920	(3,889)
Other	—

Realized investment gains (losses), net	$4,513	$(4,755)

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

7.	INVESTMENTS (continued)

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains and losses on securities classified as “available for sale” and certain other long-term investments and other assets are included in the Statements of Financial Position as a component of “Accumulated other comprehensive income (loss),” or “AOCI.” Changes in these amounts include reclassification adjustments to exclude from “Other comprehensive income (loss)” those items that are included as part of “Net income” for a period that had been part of “Other comprehensive income (loss)” in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains and losses, are as follows:

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) On Investments	Deferred Policy Acquisition Costs	Policy Holder Account Balance	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
			(in thousands)
Balance, December 31, 2008	$—	$—	$—	$—	$—
Cumulative impact of the adoption of FSP FAS115-2 and FAS124-2	(4,049)	290	—	1,316	(2,443)
Net investment gains (losses) on investments arising during the period	73	—	—	(26)	47
Reclassification adjustment for OTTI losses included in net income (1)	—
Reclassification adjustment for OTTI losses excluded from net income	(1,124)	—	—	393	(731)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	—	423	—	(148)	275
Impact of net unrealized investment (gains) losses on Policy Holder account balance	—	—	—	—	—

Balance, March 31, 2009	$(5,100)	$713	$—	$1,535	$(2,852)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

7.	INVESTMENTS (continued)

All Other Net Unrealized Investment Gains and Losses

	Net Unrealized Gains (Losses) On Investments(1)	Deferred Policy Acquisition Costs	Policy Holder Account Balance	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
			(in thousands)
Balance, December 31, 2008	$(70,920)	$41,193	$(17,457)	$16,514	$(30,670)
Cumulative impact of the adoption of FSP FAS115-2 and FAS124-2	(2,016)	33	—	694	(1,289)
Net investment gains (losses) on investments arising during the period	10,904	—	—	(3,816)	7,088
Reclassification adjustment for (gains) losses included in net income	1,997	—	—	(699)	1,298
Reclassification adjustment for OTTI losses excluded from net income (2)	1,124	—	—	(393)	731
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and valuation of business acquired	—	(1,929)	—	675	(1,254)
Impact of net unrealized investment (gains) losses on Policy Holder account balance	—	—	375	(131)	244

Balance, March 31, 2009	$(58,911)	$39,297	$(17,082)	$12,844	$(23,852)

(1)	Includes cash flow hedges. See Note 8 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized in earnings for securities with no prior OTTI loss.

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	March 31, 2009	December 31, 2008
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(5,100)	$—

Fixed maturity securities, available for sale – all other	$(57,956)	$(69,973)
Equity securities, available for sale	(1,402)	—
Derivatives designated as cash flow hedges(1)	25	—
Other investments	—	(947)

All other net unrealized (losses) on investments	$64,433	$(70,920)

(1)	See Note 8 for more information on cash flow hedges.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

7.	INVESTMENTS (continued)

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2009
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(in thousands)
Fixed maturities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$20,473	$13	$—	$—	$20,473	$13
Obligations of U.S. states and their political subdivisions	—	—
Foreign government bonds	—	—	—	—	—	—
Corporate securities	210,311	32,890	107,285	10,788	317,596	43,678
Commercial mortgage-backed securities	55,726	9,481	25,677	3,452	81,403	12,933

Asset-backed securities	37,508	16,161	11,829	5,908	49,337	22,069
Residential mortgage-backed securities	1,475	947	—	—	1,475	947

Total	$325,493	$59,492	$144,791	$20,148	$470,284	$79,640

Equity Securities, available for sale: 2009	$2,185	$1,510	—	—	$2,185	$1,510

Fixed maturities
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$—	$—	$—	$—	$—
Obligations of U.S. states and their political subdivisions	—	—	—	—	—	—
Foreign government bonds	1,846	7	—	—	1,846	7
Corporate securities	267,313	30,123	52,180	19,223	319,493	49,346
Commercial mortgage-backed securities	72,251	12,083	14,071	3,027	86,322	15,110

Asset-backed securities	69,126	14,593	7,000	4,235	76,125	18,827
Residential mortgage-backed securities	1,444	782	205	201	1,649	983

Total	$411,980	$57,588	$73,456	$26,686	$485,435	$84,273

Equity Securities, available for sale: 2008	$2,688	$1,334	—	—	$2,688	$1,334

As of March 31, 2009 and December 31, 2008, unrealized gains (losses) on fixed maturities and equity securities were comprised of $80 million and $84 million of gross unrealized losses and $17 million and $14 million of gross unrealized gains. Gross unrealized losses includes $20 million of gross losses that have been in such a position for twelve months or greater. In accordance with its policy described in Note 3, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at March 31, 2009 or December 31, 2008. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each securities. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At March 31, 2009, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

8.	DERIVATIVE INSTRUMENTS

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

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

8.	DERIVATIVE INSTRUMENTS (continued)

The table below provides a summary of the gross notional amount and fair value of derivatives contracts, excluding embedded derivatives which are recorded with the associated host, by the primary underlying. Many derivative instruments contain multiple underlyings.

	March 31, 2009
	Notional Amount	Fair Value
		Assets	Liabilities
		(in thousands)
Qualifying Hedge Relationships
Currency/Interest Rate	$1,144	$26	—

Total Qualifying Hedge Relationships	$1,144	$26	$—

Non-qualifying Hedge Relationships

Interest Rate	$59,100	$138	$—

Credit	33,949	4,685	(4,765)

Currency/Interest Rate	2,400	—	(87)

Total Non-qualifying Hedge Relationships	$95,449	$4,823	$(4,852)

Total Derivatives (1)	$96,593	$4,849	$(4,852)

(1)

Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives as of March 31, 2009 was a liability of $39 million included in Future policy benefits and Fixed maturities, Available for sale.

Cash Flow Hedges

The Company uses currency swaps in its cash flow hedge accounting relationships. This instrument is only designated for hedge accounting in instances where the appropriate criteria are met. The Company does not use futures, options, credit, and equity or embedded derivatives in any of its cash flow hedge accounting relationships.

The following table provides the financial statement classification and impact of derivatives used in non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

Three Months Ended March 31, 2009
(in thousands)
Cash flow hedges
Currency/Interest Rate
Net investment income	0.2
Other Income	1
Accumulated Other Comprehensive Income (1)	—

Total cash flow hedges	$1.2

Non-qualifying hedges
Realized investment gains (losses)
Interest Rate	$(431)
Currency/Interest Rate	36
Credit	399
Embedded Derivatives (interest/equity/credit)	6,916

Total non-qualifying hedges	$6,920

Total Derivative Impact	$6,921

(1)	Amounts deferred in Stockholders’ Equity

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

8.	DERIVATIVE INSTRUMENTS (continued)

For the period ending March 31, 2009, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by SFAS No. 133. In addition, there were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2008	$36
Net deferred gains on cash flow hedges from January 1 to March 31, 2009	—
Amount reclassified into current period earnings	(11)

Balance, March 31, 2009	$25

As of March 31, 2009, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 7 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Stockholders’ Equity

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

8.	DERIVATIVE INSTRUMENTS (continued)

Credit Derivatives Written

The following tables set forth our exposure from credit derivatives where we have written credit protection excluding embedded derivatives contained in European managed investments, by NAIC rating of the underlying credits as of the dates indicated.

NAIC Designation (1)	Rating Agency Equivalent	March 31, 2009
		First to Default Basket
		Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$2	$(.2)
2	Baa	19	(4.5)

	Subtotal Investment Grade	21	(4.7)
3	Ba	—
4	B	—
5	C and lower	—
6	In or near default	—

Total		$21	$(4.7)

NAIC Designation (1)	Rating Agency Equivalent	December 31, 2008
		First to Default Basket
		Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$2	$(.2)
2	Baa	19	(4)

	Subtotal Investment Grade	21	(4.2)
3	Ba	—	—
4	B	—	—
5	C and lower	—	—
6	In or near default	—	—

Total		$21	$(4.2)

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

	March 31, 2009		December 31, 2008
Industry	Notional	Fair Value	Notional	Fair Value
	(in millions)
Corporate Securities:
First to Default Baskets(1)	21	(4.7)	21	(4.2)

Total Credit Derivatives	$21	$(4.7)	$21	(4.2)

(1)	Credit default baskets may include various industry categories.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

8.	DERIVATIVE INSTRUMENTS (continued)

The Company writes credit derivatives under which the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $21 million notional of credit default swap (“CDS”) selling protection at March 31, 2009. These credit derivatives generally have maturities of five years or less.

The Company holds certain externally managed investments which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these interests was $4 million and $5 million at March 31, 2009 and December 31, 2008, respectively.

In addition to selling credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of March 31, 2009 the Company had $13 million of outstanding notional amounts, reported at fair value as an asset of $5 million.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial derivative transactions. Substantially all of the Company’s over-the-counter derivative contracts are transacted with an affiliate. In instances where the Company transacts with unaffiliated counterparties, the Company manages credit risk by entering into derivative transactions with major international financial institutions and other creditworthy counterparties, and by obtaining collateral where appropriate. Additionally, limits are set on single party credit exposures which are subject to periodic management review.

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

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and therefore is filing this form with the reduced disclosure format.

This Management’s Discussion and Analysis, or “MD&A,” of Financial Condition and Results of Operations addresses the financial condition of the Company, as of March 31, 2009, compared with December 31, 2008, and its results of operations for the three month periods ended March 31, 2009 and March 31, 2008. You should read the following analysis of our financial condition and results of operations in conjunction with the “Risk Factors” section, the MD&A and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as well as the Forward-Looking Statements and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Products

Variable Life Insurance

The Company offers a number of individual variable life insurance products which represents 22% of its net individual life insurance in force at the end of March 31, 2009. Variable products provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyowner generally has the option of investing premiums in a fixed rate option that is part of the Company’s general account. The Company guarantees that funds invested in the fixed rate option will accrue interest at a rate established by the Company generally based on our portfolio rate. The policyowner can also invest in separate account investment options consisting of equity and fixed income funds. Returns on the separate account funds are not guaranteed and the policyholder bears the fund performance risk. Each product provides for the deduction of charges and expenses from the customer’s investment account. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance.

A significant portion of our Individual Life insurance profits are associated with the large in force block of variable policies. Profit patterns on these policies are not level and as the policies age, insureds begin paying reduced policy charges. This, coupled with net policy count and insurance in force runoff over time, reduces our expected future profits from this product line. Asset administration fees and mortality and expense fees are a key component of variable life product profitability and vary based on the average daily net asset value.

Due to policyholder options under some of the variable life contracts, lapses may occur on a quarter lag with the market risk during this lag being borne by the Company. Consequently, due to the continued unfavorable equity markets in the first quarter of 2009, the variable life policy lapses are expected to continue to negatively impact results of the second quarter of 2009. Since a significant portion of our life profits are related to variable policies, this accelerated run off could adversely impact future profits.

Term Life Insurance

The Company offers a variety of term life insurance products which represents 72% of our net individual life insurance in force at the end of March 31, 2009. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant marketplace demand for term life insurance protection.

Individual Life profits from term insurance are not expected to directly correlate, from a timing perspective, with the increase in term insurance in force because of uneven product profitability patterns.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

Universal Life Insurance

The Company offers universal life insurance products which represents 6% of our net individual life insurance in force at the end of March 31, 2009. Universal life insurance products feature a fixed crediting rate that varies periodically based on portfolio returns as well as flexible premiums and a choice of guarantees against lapse. Universal Life policies provide for the deduction of charges and expenses from the customer’s contract fund.

Individual Life profits from universal life insurance are impacted by mortality, policyholder persistency, expense margins, and interest spread on policyholder funds.

Variable and Fixed Annuities

The Company offers a wide array of annuities, including deferred variable annuities that are registered with the SEC, which may include (1) fixed interest rate allocation options, subject to a market value adjustment, and registered with the SEC, and (2) fixed rate allocation options not subject to a market value adjustment and not registered with the SEC.

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

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility, timing of annuitization and withdrawals, contract lapses and contractholder mortality. As part of our risk management strategy we hedge or limit our exposure to these risks, excluding those risks we have deemed suitable to retain, through a combination of product design elements, such as an automatic allocation element, and reinsurance programs to affiliates. The automatic allocation element included in the design of certain optional benefit features offered under variable annuity products transfers assets between contractholder sub-accounts depending on a number of factors, including the investment performance of the sub-accounts. Negative investment performance may result in transfers to either a fixed-rate general account option or a separate account bond portfolio. In certain situations, assets may transfer back when investment performance improves. Other product design elements we utilize for certain products to manage these risks include asset allocation and minimum purchase age requirements.

Variable annuity account values with living benefit features were $457 million and $430 million as of March 31, 2009 and 2008, respectively. For risk management purposes, in addition to reinsurance of living benefit features to Pruco Reinsurance, Ltd. (Pruco Re.) we segregate our variable annuity living benefit features into three broad product groupings, described in more detail below: (1) those where we utilize both an automatic allocation element and capital markets hedging, (2) those where we utilize only capital markets hedging and (3) those with risks we have deemed suitable to retain.

(1)

We manage the equity market, interest rate and market volatility risks associated with our Highest Daily products by utilizing both an automatic allocation element and capital markets hedging. Our Highest Daily optional living benefits guarantee, among other features, the ability to make withdrawals based on the highest daily contract value plus a minimum return credited for a period of time. This guaranteed value is accessible through withdrawals for the life of the contractholder (or joint lives, for the spousal version of the benefit,) and not as a lump-sum surrender value. For our Highest Daily products we utilize an automatic allocation element to limit our exposure to equity market risk and market volatility. Asset allocation and minimum purchase age requirements are also included in the design of our Highest Daily products to limit our exposure to equity market risk and market volatility. In addition to these product design elements, Pruco Re actively hedges our Highest Daily products, primarily for changes in interest rates, and to a lesser extent for changes in equity markets and market volatility, through the use of interest rate derivatives and equity options. Contracts with living benefit features where we utilize both an automatic allocation element and capital markets hedging represented $198 million or 43%, and $54 million or 13% of our variable annuity account values with living benefit features as of March 31, 2009 and 2008, respectively.

(2)

We manage the risks associated with other accumulation and withdrawal guarantees through reinsurance agreements with Pruco Re. The Company has entered into reinsurance agreements to transfer the risk related to these guarantees with Pruco Re. In Pruco Re, we manage the risks associated with all other withdrawal guarantees through capital markets hedging. Pruco Re actively hedges these guarantees for changes in equity markets, interest rates, and market volatility through the use of equity options and interest rate derivatives. Contracts with living benefit features

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

utilizing capital markets hedging represented $176 million or 39%, and $243 million or 57% of our variable annuity account values with living benefit features as of March 31, 2009 and 2008, respectively. As a result of the volatility and disruption in the global financial markets, we have ceased sales of certain of these products.

(3)

We have deemed the risks associated with our guaranteed minimum income benefits suitable to retain. Our guaranteed minimum income benefits guarantee a minimum return on the contract value or an enhanced value, if applicable, to be used for purposes of determining annuity income payments. Contracts with living benefit features and only with risks we have deemed suitable to retain represented $83 million or 18%, and $133 million or 31% of our variable annuity account values with living benefit features as of March 31, 2009 and 2008 respectively.

We have deemed the risks associated with our guaranteed minimum death benefits suitable to retain. Our guaranteed minimum death benefits guarantee a minimum return on the contract value or an enhanced value, if applicable, to be used for purposes of determining benefits payable in the event of death. All of the $457 million and $430 million of variable annuity account values with living benefit features as of March 31, 2009 and 2008, respectively, also contain guaranteed minimum death benefits, with $198 million or 43% and $54 million or 13% benefiting from an automatic allocation element, as discussed above. An additional $530 million and $761 million of variable annuity account values as of March 31, 2009 and 2008, respectively, contain guaranteed minimum death benefits, but no living benefit features.

The Company earns its profits through policy fees charged to separate account annuity and life policyholders and through the interest spread for general account annuity and life products. Policy charges and fee income consist mainly of three types: sales charges or loading fees on new sales, mortality and expense charges, or “M&E”, assessed on fund balances, and mortality and related charges based on total life insurance in force business. Policyholder fund values are affected by net sales (sales less withdrawals), changes in interest rates, and investment returns.

The Company also earns profits from the interest spread earned on general account products. The interest spread represents the difference between the investment income earned by the Company on its investment portfolio and the amount of interest credited to policyholders’ accounts. Products that generate interest spread primarily include general account life insurance products, fixed annuities and the fixed-rate option of variable annuities.

In addition to policy charges and fee income, the Company earns revenues from insurance premiums from term life insurance and asset administration fees from separate account fund balances. The Company’s benefits and expenses principally consist of insurance benefits provided, general business expenses, commissions and other costs of selling and servicing the various products the Company sells and interest credited to policyholders’ account balances.

1.	Changes in Financial Position

March 31, 2009 versus December 31, 2008

Total assets decreased $55 million, from $4.234 billion at December 31, 2008 to $4.179 billion at March 31, 2009. The largest decrease was in separate account assets, which decreased $46 million, from $2.306 billion at December 31, 2008 to $2.260 billion at March 31, 2009, primarily driven by equity market depreciation during the current year.

Cash and cash equivalents decreased by $33 million, from $70 million at December 31, 2008 to $37 million at March 31, 2009, resulting from cash flows used in investing activities.

Fixed maturities increased by $49 million from $796 million at December 31, 2008 to $845 million at March 31, 2009. This increase was primarily driven by transfers from our separate account to our general account due to an automatic allocation element in certain of our living benefit features on our annuity products. Also contributing to the increase was continued reinvestment of cash flows from business operations and reinvestment of investment income.

Deferred policy acquisition costs decreased by $17 million from $327 million at December 31, 2008, to $310 million at March 31, 2009, primarily due to $28 million in amortization primarily resulting from the impact of the change in non-performance risk discussed above. We amortize deferred policy acquisition and other costs associated with variable and universal life policies and the variable and fixed annuity contracts over the expected lives of the contracts based on the level and timing of gross profits on the underlying product. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. This amortization is partially offset by $12 million of capitalization of acquisition costs from the continued growth of sales in life and annuity products. Shadow DAC amortization increased $1 million from decreased unrealized gains.

Reinsurance recoverables decreased by $7 million from $301 million at December 31, 2008 to $294 million at March 31, 2009 driven by a change in the reinsured liability for living benefit embedded derivatives of $20 million resulting from updates of inputs used in the valuation of the embedded derivatives under SFAS 157. Under SFAS 157 we are required to incorporate our own risk of non-performance in the valuation of the embedded

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

derivatives associated with our living benefit. In light of first quarter of 2009 developments, including rating agency downgrades to the claims-paying ratings, we updated the discount rate used in these valuations to reflect the market-perceived increase in our non-performance risk. In the first quarter of 2009, we used a higher discount rate in the valuation as a result of the increase in our non-performance risk, thereby reducing the value of the embedded derivative liabilities. This was partially offset by increased reinsurance recoverables due to continued growth in the term life in force covered under the Prudential Arizona Reinsurance Captive Company “PARCC” agreement.

During the first three months of 2009, total liabilities decreased by $52 million, from $3.820 billion at December 31, 2008 to $3.768 billion at March 31, 2009, primarily due to a decline in separate account liabilities of $46 million, primarily driven by equity market depreciation. Policyholder account balances increased $12 million, from $910 million at December 31, 2008 to $922 million at March 31, 2009 primarily due to transfers to the general account due to an automatic allocation element in certain living benefit annuity features as well as continued universal life product in force growth. Future policy benefits and other policyholder liabilities decreased by $12 million, from $458 million at December 31, 2008 to $446 million at March 31, 2009 primarily driven by a decrease in the liability for living benefit embedded derivatives resulting from the valuation of the embedded derivatives under SFAS 157, partially offset by higher life reserves as a result of in force growth of term products. Total securities lending activity decreased by $18 million from $39 million at December 31, 2008 to $21 million at March 31, 2009. The relative amounts of cash collateral for loaned securities and securities sold under agreements to repurchase decreased $3 million and decreased $15 million, respectively.

2.	Results of Operations

March 31, 2009 to March 31, 2008 Three Month Comparison

Net Income

Net income decreased $19 million, from $8 million for the three months ended March 31, 2008 to a loss of $11 million for the three months ended March 31, 2009. This is driven by a $25 million loss from operations before income taxes partially offset by an $6 million decrease in income tax expense primarily driven by the change in non-performance risk used in the valuation of embedded derivatives under FAS 157.

Income (Loss) from operations before income taxes for the three months ended March 31, 2009 included a $25 million unfavorable variance in the amortization of deferred policy acquisition and other costs driven by a decrease in the living benefit embedded derivatives driven by the impact of the change in non-performance risk used in the valuation of embedded derivatives under FAS 157, as discussed above.

Income (Loss) from operations before income taxes for the three months ended March 31, 2009 also included charges of $4 million related to the quarterly market performance adjustments to the reserves for the guaranteed minimum death and income benefit features on variable annuity products and to estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. The $4 million of charges, including $2 million relating to reserve increases for the guaranteed minimum death and income benefit features on variable annuity products and $2 million relating to increased amortization of deferred policy acquisition and other costs, reflect market performance related adjustments to the estimate of total gross profits to reflect actual fund performance in the first quarter of 2009. In light of recent market conditions, beginning in the fourth quarter of 2008 we determined that adjustments to estimates of total gross profits to reflect actual fund performance and any corresponding changes to the future rate of return assumptions should no longer be dependent on a comparison to a statistically generated range of estimated gross profits. Instead, for purposes of evaluating deferred policy acquisition and other costs and the reserves for the guaranteed minimum death and income benefit features of variable annuity products, total estimated gross profits are updated for these items each quarter. Market value declines in the first quarter of 2009 decreased estimates of total gross profits by establishing a new, lower starting point for the variable annuity account values used in estimating gross profits for future periods. The previously expected rate of return for the first quarter of 2009 was based upon current maximum future rate of return assumption under the reversion to the mean approach, as discussed below. The decrease in estimates of total gross profits results in a higher required rate of amortization, which is applied to all prior periods’ gross profits. The resulting cumulative adjustment to prior amortization is recognized in the current period. In addition, the higher rate of amortization will also be applied to future gross profits in calculating amortization in future periods, which, all else being equal, will result in lower net profits in future periods.

We continue to derive future rate of return assumptions using a reversion to the mean approach, a common industry practice for variable life products and variable annuity products. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns so that the assets grow at the expected rate of return for the entire period. However, by the end of 2008, the projected future rate of return calculated using the reversion to the mean approach was greater than 10.9% on life products and 10.5% on annuity products, the current maximum future rate of return assumptions across all asset types for these businesses. As a result, we utilized the maximum future rate of return over a four-year period, thereby limiting the impact of the reversion to the mean, and further decreasing estimates of total gross profits.

Absent the effect of the change in non-performance risk used in the valuation of embedded derivatives under FAS 157 and market performance adjustments discussed above, income (loss) from operations before income taxes for the three months ended March 31, 2009 increased $1 million from the three months ended March 31, 2008, primarily due realized gains on reinsurance of living benefit features to affiliates. This increase was partially offset by to a decrease in policy charges and fee income of $2 million driven by lower average asset balances invested in separate accounts. The declines in separate account assets were due to market depreciation and transfers of balances to a fixed rate general account option. Also contributing to the decline was unfavorable variable life product persistency.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

Revenues

Revenues increased by $7 million, from $37 million in the three months ended March 31, 2008, to $44 million for the three months ended March 31, 2009. This increase was primarily driven by realized gains of $8 million on reinsurance of living benefit features to affiliates. Offsetting this is Policy charges and fee income, which consist primarily of mortality and expense charges, loading and other insurance charges assessed on general and separate account policyholders’ fund balances that decreased by $2 million, from $18 million three months ended March 31, 2008, to $16 million for the three months ended March 31, 2009 due to a decrease in average daily separate account assets.

Benefits and Expenses

Total benefits and expenses of $59 million for the three months ended March 31, 2009 increased by $32 million, from $27 million for the three months ended March 31, 2008.

Deferred policy acquisition costs increased by $17 million from $10 million for the three months ended March 31, 2008 to $27 for the three months ended March 31, 2009. The increase was driven by greater amortization of deferred policy acquisition costs of $17 million primarily due to the impact of the change in non-performance risk in the valuation of embedded derivatives under FAS 157 and reversion to the mean assumptions as discussed above. Also contributing to the increase was a charge of $1 million related to the quarterly market performance adjustments. Absent the effect of the change in non-performance risk in the valuation of embedded derivatives under FAS 157, market performance adjustments and reversion to the mean assumptions, as discussed above deferred policy acquisition costs expenses decreased $1 million for the three months ended March 31, 2009, primarily driven by driven by lower amortization of deferred acquisition costs due to less unfavorable fund performance.

General, administrative and other expenses decreased by $1 million from $5 million for the three months ended March 31, 2008 to $4 for the three months ended March 31, 2009, primarily driven by driven primarily driven higher net reinsurance expense allowances resulting from growth in the term business. Other business related expenses were relatively unchanged from prior year quarter.

Policyholders’ benefit and expenses, including related changes in reserves, increased by $5 million, from $5 million in the three months ended March 31, 2008, to $10 million in the three months ended March 31, 2009. The increase was mainly due to term life reserve growth attributed to continued sales and in force growth.

Interest credited to policyholders’ account balances increased by $10 million, from $7 million in the three months ended March 31, 2008 to $17 million for the three months ended March 31, 2009 primarily driven by increased annuity deferred sales inducement amortization of $8 million primarily driven by the impact of the change in non-performance risk in the valuation of embedded derivatives under FAS 157. Absent this impact Interest credited to policyholders’ account balances increased by $2 million due to continued growth from life and annuity sales.

Income Tax Expense

The income tax provision amounted to a benefit of $3 million in the first quarter of 2009 compared to $3 million expense in the first quarter of 2008, representing 21% of income/loss from continuing operations before income taxes in the first quarter of 2009 and 28% in the first quarter of 2008.

We employ various tax strategies, including strategies to minimize the amount of taxes resulting from realized capital gains.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2002 and 2003 tax years is set to expire in 2009. It is reasonably possible that the total net amount of unrecognized tax benefits will decrease anywhere from $0 to $2 million within the next 12 months due to the expiration of the statute of limitations. Taxable years 2004 through 2008 are still open for IRS examination.

The dividends received deduction, or DRD, reduces the amount of dividend income subject to U.S. tax and in recent years is the primary component of the difference between our effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2008, current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and our taxable income before the DRD. In August 2007, the Internal Revenue Service, or (“Service”), released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the dividends received deduction related to variable life insurance and

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

annuity contracts. In September 2007, the Service released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspends Revenue Ruling 2007-54 and informs taxpayers that the U.S. Treasury Department and the Service intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts.

In December 2006, the IRS completed all fieldwork with regards to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of an industry issue regarding the methodology for calculating the dividends received deduction (“DRD”) related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 years, the Company has agreed to such adjustment. Nevertheless, the Company believes that its return position is technically correct. Therefore, the Company intends to file a protective refund claim to recover the taxes associated with the agreed upon adjustment and to pursue such other actions as appropriate. The report, with the adjustment, was submitted to the Joint Committee on Taxation in October 2008. The Company was advised on January 2, 2009 that the Joint Committee completed its consideration of the report and has taken no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a refund was received. The statute of limitations for these years is set to expire during 2009. These activities had no impact on the Company’s 2008 or 2009 results.

In January 2007, the Service began an examination of the consolidated U.S. federal income tax years 2004 through 2006. For the consolidated U.S. federal income tax years 2007 and 2008, we participated in the IRS’s Compliance Assurance Program, or CAP. Under CAP, the IRS assigns an examination team to review completed transactions contemporaneously during the 2007 and 2008 tax years in order to reach agreement with us on how they should be reported in the tax return. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax return is filed. It is management’s expectation this program will shorten the time period between the filing of our federal income tax return and the IRS’s completion of its examination of the return.

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

Gross account withdrawals amounted to approximately $42.6 million and $39 million for the years ended March 31, 2009 and 2008, respectively. Because these withdrawals were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities and public equity securities. As of March 31, 2009 and December 31, 2008, our insurance operations had liquid assets of $900 million and $876.8 Million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $52.5 million and $217.2 million as of March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009, $747.9 million, or 83%, of the fixed maturity investments company general account portfolios were rated investment grade. The remaining $96.6 million, or 17%, of these fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

Item 3.	Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission, or “SEC,” is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2009. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), occurred during the quarter ended March 31, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Commencing in 2003, Prudential Financial received formal requests for information from the SEC and the New York Attorney General’s Office (“NYAG”) relating to market timing in variable annuities by certain American Skandia entities. In connection with these investigations, with the approval of Skandia, an offer was made by American Skandia to the SEC and NYAG, to settle these matters by paying restitution and a civil penalty of $95 million in the aggregate. In April 2009, AST Investment Services, Inc., formerly named American Skandia Investment Services, Inc. (“ASISI”), reached a resolution of the previously disclosed investigations by the SEC and the NYAG into market timing related misconduct involving certain variable annuities. The settlements relate to conduct that generally occurred between January 1998 and September 2003. ASISI is an affiliate of the Company and serves as investment manager for certain investment options under the Company’s variable life insurance and annuity products.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

Prudential Financial acquired ASISI from Skandia Insurance Company Ltd. (publ) (“Skandia”) in May 2003. Subsequent to the acquisition, Prudential Financial implemented controls, procedures and measures designed to protect customers from the types of activities involved in these investigations. These settlements resolve the investigations by the above named authorities into these matters, subject to the settlement terms. Under the terms of the settlements, ASISI has paid a total of $34 million in disgorgement and an additional $34 million as a civil money penalty. These amounts will be paid into a Fair Fund administered by the SEC to compensate those harmed by the market timing related activities. In the settlements, ASISI has agreed to retain, at its ongoing cost and expense, the services of an Independent Distribution consultant acceptable to the Staff of the SEC to develop a proposed plan for the distribution of Fair Fund amounts according to a methodology developed in consultation with and acceptable to the Staff. As part of these settlements, ASISI has undertaken that by the end of 2009 it will undergo a compliance review by an independent third party, who shall issue a report of its findings and recommendations to ASISI’s Board of Directors, the Audit Committee of the Advanced Series Trust Board of Trustees and the Staff of the SEC. In addition, ASISI has agreed, among other things, to continue to cooperate with the SEC and NYAG in any litigation, ongoing investigations or other proceedings relating to or arising from their investigations into these matters. Under the terms of the purchase agreement pursuant to which Prudential Financial acquired ASISI from Skandia, Prudential Financial was indemnified for the costs of the settlements.

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

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended, December 31, 2008.

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

We may seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, and our credit ratings and credit capacity. We may not be able to successfully obtain additional financing on favorable terms, or at all.

The Risk Based Capital, or RBC, ratio is the primary measure by which we evaluate our capital adequacy. We manage our RBC ratio to a level consistent with a “AA” ratings objective; however, rating agencies take into account a variety of factors in assigning ratings in addition to RBC levels. RBC is determined by statutory rules that consider risks related to the type and quality of the invested assets, insurance-related risks associated with our products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of our statutory capitalization. As of March 31, 2009, we estimate that our total capital met RBC levels required to meet our ratings objectives. Subsequent to September 30, 2008 market conditions negatively impacted our level of capital and caused Prudential Financial to take capital management actions to maintain capital consistent with these ratings objectives, which included redeployment of financial resources from internal sources.

A continuation or worsening of the disruptions in the capital markets could adversely affect our ability to access sources of liquidity, as well as threaten to reduce our capital below a level that is consistent with our existing ratings objectives. Therefore, we may need to take additional actions, which may include but are not limited to: (1) additional capital management activities; (2) further access to our alternative sources of liquidity; (3) accelerating or restructuring loans extended to affiliates; (4) access to external sources of capital; (5) limiting or curtailing sales of certain products and/or restructuring existing products; (6) undertaking asset sales; and (7) seeking temporary or permanent changes to regulatory rules. Certain of these actions could require regulatory approval.

Governmental actions in response to the current financial crisis may not be effective. Participation by us in certain of these governmental programs could result in limitations or restrictions on our businesses or otherwise restrict our flexibility.

In response to the market dislocation affecting the banking system and financial markets, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008, or EESA, into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. On October 14, 2008, the U.S. Treasury announced that it would use EESA authority to invest an aggregate of $250 billion (of the first $350 billion released under EESA) in capital issued by qualifying U.S. financial institutions under the U.S. Treasury’s Capital Purchase Program, which is part of the Troubled Asset Relief Program, or TARP. The TARP Capital Purchase Program involves the issuance by qualifying institutions of preferred stock and warrants to purchase common stock to the U.S. Treasury. Concurrently, in coordination with the U.S. Treasury, the FDIC announced the Temporary Liquidity Guarantee Program, through which it guarantees certain newly issued senior unsecured debt issued by FDIC insured institutions and their qualifying holding companies, as well as funds over $250,000 in non-interest-bearing transaction deposit accounts. In addition, since March 2008, the Federal Reserve has created several lending facilities to stabilize financial markets including the Term Asset-Backed Securities Loan Facility, or TALF. The TALF is designed to provide secured financing for newly issued asset-backed securities backed by certain types of consumer and small business loans.

On February 10, 2009, the U.S. Treasury announced a Financial Stability Plan to build upon existing programs and earmark the second $350 billion of funds that were authorized under the EESA and released in January 2009. The elements of the Financial Stability Plan, as described by the U.S. Treasury, are a Capital Assistance Program and Financial Stability Trust to make capital available to financial institutions through additional purchases

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

of preferred stock, a Public-Private Investment Program, or PPIP, to buy legacy loans and assets from financial institutions, a Consumer and Business Lending Initiative to restart securitization markets for loans to consumers and businesses by expanding upon TALF, and a comprehensive housing program to, among other things, help reduce mortgage payments and interest rates. The U.S. Treasury has stated that the Financial Stability Plan will require high levels of transparency and accountability standards and dividend, acquisition and executive compensation restrictions for financial institutions that receive government assistance going forward.

In the first quarter of 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced details regarding the PPIP. The PPIP has two separate parts to address the problem of “legacy assets” — real estate loans held directly on the books of banks (“legacy loans”) and securities backed by loan portfolios (“legacy securities”). Under the Legacy Loans Program portion of the PPIP, the U.S. Treasury will invest alongside private investors in individual investment funds referred to as Public-Private Investment Funds, which will purchase eligible asset pools from depository institutions on a discrete basis. The FDIC will provide a guarantee for the debt financing issued by the Public-Private Investment Funds to fund the asset purchases. Under the Legacy Securities Program, the Federal Reserve will (i) expand TALF to cover additional eligible assets, including certain non-agency residential mortgage backed securities that were originally rated AAA and outstanding commercial mortgage backed securities and asset backed securities that are rated AAA and (ii) the U.S. Treasury will also co-invest with, and provide leverage to, up to five approved assets managers to support the market for legacy securities originated prior to 2009 with a rating of AAA at the time of origination.

Our ultimate parent, Prudential Financial, has applied to participate in the Capital Purchase Program, although no determination with respect to our participation has been made. There is no assurance that it will participate in the Capital Purchase Program. If it does participate, it will become subject to additional requirements and restrictions on its business. Issuing preferred shares and warrants to the U.S. Treasury pursuant to this program could dilute the ownership interests of shareholders and could affect its ability to raise capital through other means. It would also become subject to restrictions on the compensation it can offer or pay to certain executive employees, including incentives or performance-based compensation, and on the tax deductibility of certain compensation. These and other applicable restrictions, as well as possible negative market perceptions of its financial strength and capital position arising from its participation, could harm its competitive position, including but not limited to its ability to market products to customers and recruit and retain key employees, and could restrict its flexibility to respond to changing market conditions.

In the first quarter of 2009, Prudential Financial participated in TALF as an eligible borrower. As of March 31, 2009, Prudential Financial had $786 million of asset-backed securities purchased under TALF and received secured financing from the Federal Reserve of $736 million related to the purchase of these securities. We are evaluating participation as an asset manager in the PPIP Legacy Securities Program. Prudential Financial also continues to evaluate participation in other government sponsored programs for which we may be eligible.

The U.S. federal government has taken or is considering taking other actions to address the financial crisis, including mortgage and credit card program modification proposals that could further impact our business. We cannot predict with any certainty whether these actions will be effective or the effect they may have on the financial markets or on our business, results of operations, cash flows and financial condition.

Market fluctuations and general economic, market and political conditions may adversely affect our business and profitability.

Even under relatively more favorable market conditions (such as those prevailing before the second half of 2007), our insurance products and certain of our investment products, as well as our investment returns and our access to and cost of financing, are sensitive to fixed income, equity, real estate and other market fluctuations and general economic, market and political conditions. These fluctuations and conditions could adversely affect our results of operations, financial position and liquidity, including in the following respects:

•

The profitability of many of our insurance products depends in part on the value of the separate accounts supporting these products, which fluctuate substantially depending on the foregoing conditions.

•

Market conditions resulting in reductions in the value of assets we administer have an adverse effect on the revenues and profitability of our asset administration services, which depend on fees, related primarily to the value of assets under management, and could further decrease the value of our proprietary investments.

•

A change in market conditions, including prolonged periods of high inflation, could cause a change in consumer sentiment adversely affecting sales and persistency of our products. Similarly, changing economic conditions and unfavorable public perception of financial institutions can influence customer behavior including but not limited to increasing claims in certain annuities.

•

Sales of our investment-based and asset management products and services may decline and lapses and surrenders of variable life and annuity products and withdrawals of assets from other investment products may increase if a market downturn, increased market volatility or other market conditions result in customers becoming dissatisfied with their investments or products.

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

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

Our valuation of the liabilities for the minimum benefits contained in many of our variable annuity products requires us to consider the market perception of our risk on non-performance; and a decrease in our own credit spreads resulting from rating upgrades or other events or market conditions could cause the recorded value of these liabilities to increase, which in turn could adversely affect our results of operations and financial position.

•

Market conditions determine the availability and cost of the reinsurance protection we purchase including through our affiliates. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms which could adversely affect the profitability of future business or our willingness to write future business.

•

Hedging instruments held by the Company and affiliated reinsurers to manage product and other risks might not perform as intended or expected resulting in higher realized losses and unforeseen cash needs. Market conditions can also further increase the cost of executing product related hedges and such costs may not be recovered in the pricing of the underlying products being hedged. Our hedging strategies rely on the performance of counterparties to such hedges. These counterparties may fail to perform for various reasons resulting in hedge ineffectiveness and higher losses.

•

We have significant investment and derivative portfolios, including but not limited to corporate and asset-backed securities, equities and commercial real estate. Economic conditions as well as adverse capital market conditions, including but not limited to a lack of buyers in the marketplace, volatility, credit spread changes, benchmark interest rate changes, and declines in value of underlying collateral will impact the credit quality, liquidity and value of our investments and derivatives, potentially resulting in higher capital charges and unrealized or realized losses, the latter especially if we were to need to sell a significant amount of investments under such conditions. For example, a widening of credit spreads, such as the market has experienced recently, increases the net unrealized loss position of our investment portfolio and may ultimately result in increased realized losses. Values of our investments and derivatives can also be impacted by reductions in price transparency, changes in assumptions or inputs we use in estimating fair value and changes in investor confidence and preferences, potentially resulting in higher realized or unrealized losses. Volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our results of operations or financial condition and in certain cases under U.S. GAAP such period to period changes in the value of investments are not recognized in our results of operations or consolidated statements of financial condition.

•

Regardless of market conditions, certain investments we hold, including private bonds and commercial mortgages are relatively illiquid. If we needed to sell these investments, we may have difficulty doing so in a timely manner at a price that we could otherwise realize.

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

•

A decline in interest rates accompanied by unexpected prepayments of certain investments could result in reduced investment and a decline in our profitability. An increase in interest rates accompanied by unexpected extensions of certain lower yielding investments could result in a decline in our profitability.

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

We establish and carry reserves to pay future policyholder benefits and claims. Our reserves do not represent an exact calculation of liability, but rather are actuarial or statistical estimates based on models that include many assumptions and projections which are inherently uncertain and involve the exercise of significant judgment, including as to the levels of and/or timing of receipt or payment of premiums, benefits, claims, expenses, interest credits, investment results (including equity market returns), retirement, mortality, morbidity and persistency. We cannot determine with precision the ultimate amounts that we will pay for, or the timing of payment of, actual benefits, claims and expenses or whether the assets supporting our policy liabilities, together with future premiums will be sufficient for payment of benefits and claims. If we conclude that our reserves, together with future premiums, are insufficient to cover future policy benefits and claims, we would be required to increase our reserves and incur income statement charges for the period in which we make the determination, which would adversely affect our results of operations and financial condition.

For certain of our products, market performance and interest rates impact the level of statutory reserves and statutory capital we are required to hold, and may have an adverse effect on returns on capital associated with these products. For example, equity market declines in the fourth quarter of 2008 caused a significant increase in the level of statutory reserves and statutory capital we are required to hold in relation to our Individual Annuities business. Capacity for reserve funding structures available in the marketplace is currently limited as a result of market conditions generally. Our ability to efficiently manage capital and economic reserve levels may be impacted, thereby impacting profitability and return on capital.

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

We may be required to accelerate the amortization of deferred policy acquisition costs, or DAC, or recognize impairment in the value of certain investments, which could adversely affect our results of operations and financial condition.

Deferred policy acquisition costs, or DAC, represent the costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts, and we amortize these costs over the expected lives of the contracts. Management, on an ongoing basis, tests DAC recorded on our balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC for those products for which we amortize DAC in proportion to gross profits. Given changes in facts and circumstances, these tests and reviews could lead to further reductions in DAC that could have an adverse effect on the results of our operations and our financial condition. Significant or sustained equity market declines as well as investment losses has resulted and could result in further acceleration of amortization of the DAC related to variable annuity and variable universal life contracts, resulting in a charge to income.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the ability to generate capital gains from a variety of sources and tax planning strategies. If based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position.

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

The decision on whether to record an other-than-temporary impairment or write-down is determined in part by management’s assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability of the particular security. Management’s conclusions on such assessments are highly judgmental and include assumptions and projections of future cash flows which may ultimately prove to be incorrect as assumption, facts and circumstances change.

For a discussion of certain fixed maturity securities where the estimated fair value has declined and remained below amortized cost by more than 20%, respectively, see “Realized Investment Gains and Losses and General Account Investments – Unrealized Losses from Fixed Maturity Securities.”

We have experienced and may experience additional downgrades in our claims-paying or credit ratings. A downgrade or potential downgrade in our claims-paying or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered, increase our borrowing costs and/or hurt our relationships with creditors or trading counterparties.

Claims-paying ratings, which are sometimes referred to as “financial strength” ratings, represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy, and are important factors affecting public confidence in an insurer and its competitive position in marketing products. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. A downgrade in our claims-paying or credit ratings could potentially, among other things, limit our ability to market products, reduce our competitiveness, increase the number or value of policy surrenders and withdrawals, increase our borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees, such as letters of credit, cause additional collateral requirements under certain agreements, allow counter parties to terminate derivative agreements, and/or hurt our relationships with creditors or trading counterparties.

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

On November 21, 2008, Moody’s affirmed the long-term senior debt rating of Prudential Financial at “A3” and affirmed the financial strength ratings of our life insurance subsidiaries at “Aa3.” Moody’s also revised its outlook on our ratings to negative from stable. On February 10, 2009 Moody’s placed the long-term ratings of Prudential Financial and our life insurance subsidiaries on review for possible downgrade. The short-term ratings of Prudential Financial and Prudential Funding were affirmed with a stable outlook. On March 18, 2009, Moody’s lowered the long-term senior debt rating of Prudential Financial to “Baa2” from “A2” and lowered the financial strength ratings of Prudential Financial’s [domestic] life insurance subsidiaries to “A2” from “Aa3.” The outlook for the ratings remains negative. In addition, Moody’s placed the short-term debt rating of Prudential Funding, LLC on review for possible downgrade.

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

Both Prudential Financial’s and Prudential Funding’s commercial paper programs were granted approval to participate in the Federal Reserve’s Commercial Paper Funding Facility, or CPFF, during the fourth quarter of 2008. Commercial paper issuers must maintain ratings of at least A-1/P-1/F-1 by two rating agencies in order to be eligible for CPFF. On February 19, 2009, Prudential Financial’s commercial paper rating was downgraded by Fitch from F1 to F2 and, consequently, as of that date, Prudential Financial was no longer eligible to issue commercial paper under the CPFF. As of March 31, 2009, Prudential Financial had $374 million of commercial paper outstanding under the CPFF. As of the date of this filing, Prudential Funding’s commercial paper is rated A-1+/P-1/F1; however, as noted above, on March 18, 2009, Moody’s placed Prudential Funding’s commercial paper rating on review for possible downgrade. If Prudential Funding fails to maintain the required A-1/F-1/F-1 ratings by at least two rating agencies, its program would no longer be eligible for CPFF, and we would lose our access to CPFF completely. As of March 31, 2009, Prudential Funding had $750 million of commercial paper outstanding under the CPFF, with a maturity of 30 days.

In June 2008, Prudential Insurance became a member of the Federal Home Loan Bank of New York, or FHLBNY. Membership allows Prudential Insurance to participate in FHLBNY’s product line of financial services, including collateralized funding agreements, general asset/liability management, and collateralized advances that can be used for liquidity management. Due to the rating downgrades experienced during the first quarter of 2009, we are currently only able to initiate new borrowings from the FHLNBY for a term of 90 days or less, which can be refinanced on similar terms. We are actively discussing with FHLBNY the potential for longer term borrowings, but we have no assurance that such longer term borrowings will be permitted. Future deterioration of our capital position at a time when we are unable to access alternative sources of liquidity, such as CPFF or the FHLBNY, could have a material adverse effect on our liquidity.

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

The NAIC has adopted a Model Regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and a supporting Guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX.” The Regulation and supporting Guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that this level of reserves is excessive, and we have implemented reinsurance and capital management actions to mitigate the impact of Regulation XXX and Guideline AXXX on our term and universal life insurance business with affiliates. However, we may not be able to implement actions to mitigate the impact of Regulation XXX or Guideline AXXX on our term or universal life insurance products, thereby potentially resulting in an adverse impact on returns on capital associated with these products, and possibly requiring us to reduce our sales of these products or implement measures that may be disruptive to our business. As we continue to underwrite term and universal life business, we expect to have borrowing needs in 2009 to finance statutory reserves required under Regulation XXX and Guideline AXXX. Several strategies are currently under review to reduce the strain of increased AXXX and XXX statutory reserves associated with our term and universal life products. The activities we may undertake to mitigate or address these needs include obtaining letters of credit, entering into reinsurance transactions or executing other capital market strategies; however, our ability to successfully execute these strategies may depend on market conditions. Further, we have $300 million currently available under our XXX notes facility described above. Absent any successful mitigation efforts and assuming full usage of the XXX notes facility, we currently believe that our financing need for 2009 could be up to $200 million for XXX and AXXX combined, but this amount may fluctuate due to changes in market conditions or product sales. If we are unsuccessful in satisfying or mitigating this strain as a result of market conditions or otherwise, this financing need could have an adverse effect on our overall liquidity and capital and could require us to increase prices and/or reduce our sales of term or universal life products.

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

In addition, we use derivative instruments to hedge various risks, including certain guaranteed minimum benefits contained in many of our variable annuity products. We enter into a variety of derivative instruments, including options, forwards, interest rate, default and currency swaps with a number of counterparties. Our obligations under our variable annuity products are not changed by our hedging activities and we are liable for our obligations even if our derivative counterparties do not pay us. This is a more pronounced risk to us in view of the recent stresses suffered by financial institutions. Such defaults could have a material adverse effect on our financial condition and results of operations.

Under state insurance guaranty association laws, we are subject to assessments based on the share of business we write in the relevant jurisdiction for certain obligations of insolvent insurance companies to policyholders and claimants.

Amounts that we expect to collect under current and future contracts are subject to counterparty risk.

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

The products we sell have different tax characteristics, in some cases generating tax deductions. The level of profitability of certain of our products are significantly dependent on these characteristics and our ability to continue to generate taxable income, which are taken into consideration when pricing products and are a component of our capital management strategies. Accordingly, a change in tax law, our ability to generate taxable income, or other factors impacting the availability of the tax characteristics generated by our products, could impact product pricing and returns or require us to reduce our sales of these products or implement other actions that could be disruptive to our business.

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

In view of recent events involving certain financial institutions, it is likely that the U.S. federal government will heighten its oversight of companies in the financial services industry such as us, including possibly through a federal system of insurance regulation. We cannot predict whether this or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, financial condition or results of operations. Significant regulatory changes are under consideration in other jurisdictions as well as they consider their responses to current financial industry issues.

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

•

Pandemic disease, caused by a virus such as H5N1 the “avian flu” virus, or H1N1, the “swine flu” virus could have a severe adverse effect on our business. The potential impact of such a pandemic on our results of operations and financial position is highly speculative, and would depend on numerous factors, including: the probability of the virus mutating to a form that can be passed easily from human to human; the rate of contagion if and when that occurs; the regions of the world most affected; the effectiveness of treatment for the infected population; the rates of mortality and morbidity among various segments of the insured versus the uninsured population; the collectability of reinsurance; the possible macroeconomic effects of a pandemic on the Company’s asset portfolio; the effect on lapses and surrenders of existing policies, as well as sales of new policies; and many other variables.

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

Date: May 15, 2009

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.