Form 10-Q
period 2009-06-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2009-08-14
CIK 1038509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 14, 2009, 400,000 shares of the Registrant’s Common Stock (par value $5), were outstanding. As of such date, Pruco Life Insurance Company, an Arizona company and an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey Corporation, owned all of the Registrant’s Common Stock.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H)(1)(a) and (b) on Form 10-Q and is therefore filing this Form with the reduced disclosure format.

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets, particularly in light of ongoing severe economic conditions and the severe stress experienced by the global financial markets since the second half of 2007; (2) interest rate fluctuations; (3) re-estimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs; (6) changes in our claims-paying ratings; (7) investment losses, defaults and counterparty non-performance; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) fluctuations in foreign currency exchange rates and foreign securities markets; (11) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (12) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (13) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (14) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (15) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (16) changes in assumptions for retirement expense. As noted above, the period since the second half of 2007 has been characterized by extreme adverse market and economic conditions. The foregoing risks are even more pronounced in these unprecedented market and economic conditions. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Quarterly Report on Form 10-Q for discussion of certain risks relating to our businesses and investment in our securities.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Financial Position

As of June 30, 2009 and December 31, 2008 (in thousands, except share amounts)

	June 30, 2009	December 31, 2008
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2009: $976,844; 2008: $865,995)	$950,767	$796,022
Equity securities available for sale, at fair value (cost, 2009: $4,143; 2008: $4,143)	3,279	2,809
Policy loans	169,096	169,924
Short term investments	898	8,137
Commercial mortgage loans	164,378	147,395
Other long term investments	7,294	7,797

Total investments	1,295,712	1,132,084
Cash and cash equivalents	70,771	69,811
Deferred policy acquisition costs	302,721	326,806
Accrued investment income	16,297	15,025
Reinsurance recoverables	296,296	301,336
Receivables from parent and affiliates	37,903	50,377
Deferred sales inducements	25,740	28,014
Other assets	8,801	4,226
Separate account assets	2,525,694	2,306,566

TOTAL ASSETS	$4,579,935	$4,234,245

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholders’ account balances	982,403	910,344
Future policy benefits and other policyholder liabilities	440,511	458,129
Cash collateral for loaned securities	13,867	16,131
Securities sold under agreements to repurchase	2,849	22,496
Income taxes payable	76,055	66,793
Short term debt to affiliates	—	100
Payable to parent and affiliates	(1,260)	9,822
Other liabilities	90,898	29,546
Separate account liabilities	2,525,694	2,306,566

Total liabilities	$4,131,017	$3,819,927

Commitments and Contingent Liabilities (See Note 2)

Stockholder’s Equity
Common stock, $5 par value 400,000 shares, authorized; issued and outstanding;	2,000	2,000
Additional Paid-in capital	168,998	168,998
Retained earnings	289,946	273,964
Accumulated other comprehensive loss	(12,026)	(30,644)

Total stockholder’s equity	448,918	414,318

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$4,579,935	$4,234,245

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Operations and Comprehensive Income

Three and Six Months Ended June 30, 2009 and 2008 (in thousands)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
REVENUES

Premiums	$3,051	$3,800	$7,636	$$7,613
Policy charges and fee income	14,061	17,839	29,651	36,203
Net investment income	17,494	17,308	34,971	34,304
Asset administration fees	1,655	1,804	2,956	3,587
Other income	1,319	1,280	2,304	2,507
Realized investment gains/(losses), net;

Other-than-temporary impairments on fixed maturity securities	(10,790)	(6,494)	(13,929)	(6,868)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	8,900	—	10,024	—
Other realized investment gains (losses), net	554	2,719	7,081	(1,662)

Total realized investment gains (losses), net	(1,336)	(3,775)	3,176	(8,530)

Total revenues	36,244	$38,256	$80,694	$75,684

BENEFITS AND EXPENSES

Policyholders’ benefits	3,478	5,820	13,654	10,549
Interest credited to policyholders’ account balances	4,184	7,738	21,118	15,000
Amortization of deferred policy acquisition costs	(5,530)	7,130	21,813	17,319
General, administrative and other expenses	3,897	5,482	8,194	10,283

Total benefits and expenses	6,029	26,170	64,779	53,151

Income from operations before income taxes	30,215	12,086	15,915	22,533

Income tax expense	6,598	2,850	3,665	5,762

NET INCOME	23,617	9,236	12,250	16,771

Change in net unrealized investment gains (losses) and changes in foreign currency transaction, net of taxes (1)	14,695	(4,702)	18,617	(8,120)

COMPREHENSIVE INCOME	$38,312	$4,534	$$30,867	$8,651

(1)

Amounts are net of tax expense of $8 million and $3 million tax benefit for the three months ended June 30, 2009 and 2008, respectively, and $10 million and $4 million for the six months ended June 30, 2009 and 2008, respectively.

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statement of Stockholder’s Equity

Six Months Ended June 30, 2009 and 2008 (in thousands)

				Accumulated Other Comprehensive Income Gain (Loss)
	Common Stock	Additional Paid–in Capital	Retained Earnings	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Loss)	Total Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance, December 31, 2008	$2,000	$168,998	$273,964	$26	($30,670)	($30,644)	$414,318
Net Income			12,250				12,250
Change in foreign currency translation adjustments, net of taxes				14		14	14

Impact of adoption of FSP FAS 115-2 & 124-2 net of taxes			3,732		(3,732)	(3,732)	—

Change in net unrealized investment gains, net of taxes					22,336	22,336	22,336

Balance, June 30, 2009	$2,000	$168,998	$289,946	$40	$(12,066)	$(12,026)	$448,918

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid–in Capital	Retained Earnings	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Loss)	Total Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance, December 31, 2007	$2,000	$168,998	$252,259	$108	$3,074	$3,182	$426,439
Net income	—	—	16,771		—	—	16,771
Change in foreign currency translation adjustments, net of taxes	—	—	—	61	—	61	61
Change in net unrealized investment (losses), net of taxes	—	—	—	—	(8,181)	(8,181)	(8,181)

Balance, June 30, 2008	$2,000	$168,998	$269,030	$169	($5,107)	($4,938)	$435,090

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Cash Flows

Six Months Ended June 30, 2009 and 2008 (in thousands)

	Six months ended, June 30
	2009	2008
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:
Net income	$12,250	$16,771
Adjustments to reconcile net income to net cash (used in) from operating activities:
Policy charges and fee income	(12,755)	(11,434)
Interest credited to policyholders’ account balances	21,118	15,000
Realized investment (gains) losses, net	(3,176)	8,531
Amortization and other non-cash items	(412)	(328)
Change in:
Future policy benefits and other insurance liabilities	(4,598)	63,952
Reinsurance recoverable	5,040	(66,417)
Accrued investment income	(1,272)	576
Receivable from parent and affiliates	9,920	(2,221)
Payable to parent and affiliates	(11,082)	(561)
Deferred policy acquisition costs	(2,258)	(8,654)
Income taxes payable	(2,772)	(2,249)
Deferred sales inducements	2,274	(3,076)
Other, net	(15,793)	(7,905)

Cash Flows (Used In) From Operating Activities	(3,516)	1,985

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	81,233	172,073
Policy loans	10,757	8,882
Commercial mortgage loans	1,774	1,364
Equity securities, available for sale	—	—
Payments for the purchase of:
Fixed maturities, available for sale	(132,332)	(106,409)
Policy loans	(6,371)	(7,364)
Commercial mortgage loans	(19,324)	(42,302)
Equity securities, available for sale	—	—
Notes receivable from parent and affiliates, net	(1,351)	(700)
Other long-term investments, net	400	(2,027)
Short-term investments, net	7,239	(1,932)

Cash Flows (Used In) Investing Activities	(57,975)	21,585

CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	212,210	132,994
Policyholders’ account withdrawals	(130,872)	(115,622)
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(21,911)	(3,908)
Net change in financing arrangements (maturities 90 days or less)	3,024	(53,310)

Cash Flows From Financing Activities	62,451	(39,846)

Net increase (decrease) in cash and cash equivalents	960	(16,276)
Cash and cash equivalents, beginning of year	69,811	33,185

CASH AND CASH EQUIVALENTS, END OF PERIOD	$70,771	$16,909

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$6,437	$8,011

Interest paid	$6	$486

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statement

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

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or “U.S. GAAP,” on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC’). The Company has evaluated subsequent events through August 14, 2009, the date these financial statements were issued as part of this Quarterly Report on Form 10-Q. These interim financial statements are unaudited but reflect all adjustments that, in the opinion of management, are necessary to provide a fair statement of the consolidated results of operations and financial condition of the Company for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year.

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

The most significant estimates include those used in determining deferred policy acquisition costs and related amortization; valuation of investments including derivatives and the recognition of other-than-temporary impairments; future policy benefits including guarantees; provision for income taxes and valuation of deferred tax assets; and reserves for contingent liabilities, including reserves for losses in connection with unresolved legal matters.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation. The Unaudited Interim Statements of Cash Flows for 2008 have been revised to reflect cash activities related to certain policyholders’ account deposits and withdrawals as gross and net according to the Company’s policy.

2. CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Contingencies

On an ongoing basis, our internal supervisory and control functions review the quality of our sales, marketing, administration and servicing, and other customer interface procedures and practices and may recommend modifications or enhancements. From time to time, this review process results in the discovery of administration, servicing or other errors, including errors relating to the timing or amount of payments or contract values due to customers. In certain cases, if appropriate, we may offer customers appropriate remediation and may incur charges and expenses, including the costs of such remediation, administrative costs and regulatory fines.

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

Litigation and Regulatory Matters

The Company is subject to legal and regulatory actions in the ordinary course of its businesses, including class action lawsuits. Legal and regulatory actions may include proceedings relating to aspects of the businesses and operations that are specific to the Company and that are typical of the businesses in which the Company operates. Class action and individual lawsuits may involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payment and procedures, premium charges, and, policy servicing. The Company may also be subject to litigation arising out of its general business activities, such as investments and third party contracts. In certain of these matters, plaintiffs may seek large and/or indeterminate amounts, including punitive or exemplary damages.

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

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statement

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

3. ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS

Investments in Debt and Equity Securities

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available for sale” are carried at fair value. See Note 6 for additional information regarding the determination of fair value. The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments recognized in other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For asset-backed and mortgage-backed securities rated below AA, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments as well as the impact of the Company’s adoption of FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” Unrealized gains and losses on fixed maturities classified as “available for sale,” net of tax, and the effect on deferred policy acquisition costs and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).”

Equity securities, available for sale are comprised of common stock, and non-redeemable preferred stock, and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on deferred policy acquisition costs, and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)”. The cost of equity securities is written down to estimated fair value when a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income” when declared.

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

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statement

3. ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

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

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statement

3. ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

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

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statement

3. ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

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

Income Taxes

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2002 tax year expired on April 30, 2009. The statute of limitations for the 2003 tax year expired on July 31, 2009. The statute of limitations for the 2004 and 2005 tax years is set to expire in June 2010. Tax years 2006 through 2008 are still open for IRS examination. The Company does not anticipate any significant changes within the next 12 months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

As discussed above, the completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. As such, the second quarter of 2009 benefited from a reduction to the liability for unrecognized tax benefits and interest of $1 million related to tax years prior to 2002 as a result of the expiration of the statute of limitations for the 2002 tax year. Also as discussed above, the statute of limitations for the 2003 tax year expired on July 31, 2009. As a result, the Company’s income tax provision for the third quarter of 2009 will include a reduction to the liability for unrecognized tax benefits and interest of approximately $1.7 million related to tax years prior to 2002.

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2008, current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspends Revenue Ruling 2007-54 and informs taxpayers that the U.S. Treasury Department and the IRS have indicated that they intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On May 11, 2009, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2008 or 2009 results.

In December 2006, the IRS completed all fieldwork with respect to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of an industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 tax years,

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statement

3. ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

the Company has agreed to such adjustment. The report, with the adjustment to the DRD, was submitted to the Joint Committee on Taxation in October 2008. The Company was advised on January 2, 2009 that the Joint Committee completed its consideration of the report and has taken no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a refund was received in February 2009. The Company believes that its return position with respect to the calculation of the DRD is technically correct. Therefore, the Company intends to file a protective refund claim within six months of the expiration of the respective statutes of limitations to recover the taxes associated with the agreed upon adjustment and to pursue such other actions as appropriate. These activities had no impact on the Company’s 2008 or 2009 results.

In January 2007, the IRS began an examination of tax years 2004 through 2006. For tax years 2007, 2008 and 2009, the Company participated in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions contemporaneously during these tax years in order to reach agreement with the Company on how they should be reported in the tax returns. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax returns are filed. It is management’s expectation this program will shorten the time period between the filing of the Company’s federal income tax returns and the IRS’s completion of its examination of the returns.

Accounting Pronouncements Adopted

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This statement addresses the accounting for and disclosure of subsequent events not addressed in other applicable GAAP, including disclosure of the date through which subsequent events have been evaluated. This guidance is effective for interim or annual periods ending after June 15, 2009. The Company’s adoption of this guidance effective with the interim period ending June 30, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations. The required disclosure of the date through which subsequent events have been evaluated is provided in Note 1.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends the disclosure requirements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Company has adopted this guidance beginning with the interim period ending June 30, 2009. The Required disclosures are provided in Note 6.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP amends FASB Statement No. 157, “Fair Value Measurements”, to provide guidance on (1) estimating the fair value of an asset or liability if there was a significant decrease in the volume and level of trading activity for these assets or liabilities, and (2) identifying transactions that are not orderly. Further, FSP 157-4 requires additional disclosures about fair value measurements in interim and annual periods and supersedes FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active”. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company’s early adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations. The disclosures required by this FSP are provided in Note 6.

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

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statement

3. ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” The FASB’s Codification was launched on July 1, 2009 as the source of authoritative U.S. GAAP to be applied by nongovernmental entities. The Codification is not intended to change U.S. GAAP but is a new structure which takes accounting pronouncements and organizes them by accounting topic. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement will become effective for the Company beginning with the interim reporting period ending September 30, 2009 and will impact the way the Company references U.S. GAAP accounting standards in the financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This statement amends the consolidation guidance for variable interest entities. It also makes certain changes to the disclosures required under FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” which the Company adopted effective December 31, 2008. This statement is effective for interim and annual reporting periods beginning after November 15, 2009. The Company will adopt this guidance effective January 1, 2010. The Company is currently assessing the impact of this statement on the Company’s financial position, results of operations and financial statement disclosures.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” This statement changes the accounting for transfers of financial assets, and is effective for transfers of financial assets occurring in interim and annual reporting periods beginning after November 15, 2009. It removes the concept of a qualifying special-purpose entity (QSPE) from Statement No. 140 and removes the exception from applying FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” to qualifying special-purpose entities. It also defines “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. Disclosure provisions will be applied to transfers that occurred both before and after January 1, 2010. The Company will adopt this guidance effective January 1, 2010. The Company is currently assessing the impact of this statement on the Company’s financial position, results of operations and financial statement disclosures.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statement

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

Reinsurance amounts included in the Company’s Unaudited Interim Statement of Operations and Comprehensive Income for the three and six months ended June 30, 2009 and 2008 are presented below.

	(in thousands)
	Three months		Six months
	2009	2008	2009	2008
Gross premiums and policy charges and fee income	$63,015	$61,532	$129,190	$124,209

Reinsurance ceded	(45,903)	(39,893)	(91,903)	(80,393)

Net premiums and policy charges and fee income	$17,112	$21,639	$37,287	$43,816

Policyholders’ benefits ceded	$20,187	$38,531	$41,423	$53,706

Realized capital (losses)/gains net, associated with SFAS No. 133	$(14,436)	$(2,603)	$(37,250)	$2,577

Reinsurance premiums ceded for interest-sensitive life products is accounted for as a reduction of policy charges and fee income. Reinsurance ceded for term insurance products is accounted for as a reduction of premiums.

Realized investment gains and losses include the reinsurance of the Company’s derivatives under SFAS No. 133. Changes in the fair value of the embedded derivatives are recognized through “Realized investment gains(losses) net”. The Company has entered into reinsurance agreements to transfer the risk related to certain living benefit options on variable annuities to Pruco Re. These reinsurance agreements are derivatives and have been accounted for in the same manner as an embedded derivative.

Reinsurance recoverables included in the Company’s Unaudited interim Statements of Financial Position, at June 30, 2009 and December 31, 2008 were $296 million and $301 million, respectively.

The gross and net amounts of life insurance in-force as of June 30, 2009 and 2008 were as follows:

	(in thousands)
	2009	2008
Gross life insurance in-force	$92,656,297	$84,438,997
Reinsurance Ceded	(84,208,478)	(75,017,125)

Net life insurance in-force	$8,447,819	$9,421,872

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statement

5. RELATED PARTY TRANSACTIONS

The Company has extensive transactions and relationships with Prudential Insurance and other affiliates. Although we seek to ensure that these transactions and relationships are fair and reasonable, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

Expense Charges and Allocations

Many of the Company’s expenses are allocations or charges from Prudential Insurance or other affiliates. These expenses can be grouped into general and administrative expenses and agency distribution expenses.

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million for the three months and the six months ended June 30, 2009 and 2008, respectively. The expense charged to the Company for the deferred compensation program was less than $1 million for the three months and the six months ended June 30, 2009 and 2008, respectively.

The Company receives a charge to cover its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earning and length of service. While others are based on an account balance, which takes into consideration age, service and earnings during career.

Prudential Insurance sponsors voluntary savings plans for the Company’s employee’s 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged to the Company for the matching contribution to the plans was than less than $1 million for the three and the six months ended June 30, 2009 and 2008.

The Company’s share of net expense for the pension plans was less than $1 million for the three months and the six months ended June 30, 2009 and 2008.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

Affiliated Asset Administration Fee Income

Effective April 15, 2009, the Company amended an agreement with AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, whereas the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $0.2 million for the three and six months ended June 30, 2009. These revenues are recorded as “Asset administration fees” in the unaudited interim Statements of Operations and Comprehensive Income.

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

Corporate Owned Life Insurance

The Company has sold two Corporate Owned Life Insurance, or “COLI”, policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI contracts was $664 million and $564 million at June 30, 2009 and December 31, 2008, respectively. Fees related to these COLI policies in the three months ended June 30, 2009 and 2008 were $3 million and $2 million, respectively; and $6 million and $4 million for the six months ended June 30, 2009 and 2008, respectively.

Reinsurance with Affiliates

Pruco Life

Effective April 1, 2008, The Company entered into an agreement to reinsure certain variable COLI policies with Pruco Life. Reinsurance recoverables related to this agreement were less than $1 million as of June 30, 2009 and $2 million as of December 31, 2008, respectively. Fees ceded to Pruco Life were $1 million for the three months ended June 30, 2009 and 2008 and $3 million and $1 million for the six months ended June 30, 2009 and 2008,

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statement

5. RELATED PARTY TRANSACTIONS (continued)

respectively. Benefits ceded decreased for the three months ended June 30, 2009 as compared to June 30, 2008 from $1 million to zero. The benefits ceded decreased from $1 million for the six months ended June 30, 2008 to $.3 million for the six months ended June 30, 2009, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

PARCC

The Company reinsures 90% of the risks under its term life insurance policies through an automatic coinsurance agreement with PARCC. Reinsurance recoverables related to this agreement were $269 million and $239 million as of June 30, 2009 and December 31, 2008, respectively. Premiums ceded to PARCC for the three months ended June 30, 2009 and 2008 were $35 million and $31 million, respectively; and $70 million and $62 million for the six months ended June 30, 2009 and 2008, respectively. Benefits ceded for the three months ended June 31, 2009 and 2008 were $11 million and $25 million, respectively; and $24 million and $34 million for the six months ended June 30, 2009 and 2008, respectively. Reinsurance expense allowances, net of capitalization and amortization for the three months ended June 30, 2009 and June 31, 2008 were $8 million and $6 million; and $16 million and $12 million for the six months ended June 30, 2009 and 2008, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. The reinsurance recoverables related to this agreement were $9 million and $5 million as of June 30, 2009 and December 31, 2008, respectively. Premiums and fees ceded to Prudential Insurance for the three months ended June 30, 2009 and 2008 were $10 million and $8 million, respectively; and $19 million and $17 million for the six months ended June 30, 2009 and 2008, respectively. Benefits ceded for the three months ended June 30, 2009 and 2008 were $9 million and $12 million, respectively; and $17 million and $18 million for the six months ended June 30, 2009 and 2008, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

Pruco Re

The Company reinsures 100% of the risk on its Lifetime 5 (“LT5”), and Spousal Lifetime Five benefit (“SLT5”) feature sold on certain of its annuities through an automatic coinsurance agreement with Pruco Re. Fees ceded on this agreement, for the three months ended June 30, 2009 and June 30, 2008 were $.3 million and $.4 million, respectively; and $1 million and $1 million for the six months ended June 30, 2009 and June 30, 2008, respectively.

Debt Agreements

The Company and its parent, Pruco Life, have an agreement with Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance, which allows it to borrow funds for working capital and liquidity needs. The borrowings under this agreement are limited to $100 million. The Company had no debt outstanding to Prudential Funding, LLC as of June 30, 2009 compared to $3 million outstanding at June 30, 2008. Interest expense related to his agreement was less than $1 million as of June 30, 2009 and 2008. The related interest was charged at a variable rate ranging from 3.05% to 7.05% for 2009 and 2.11% to 4.31% for 2008.

Derivative Trades

In its ordinary course of business, the Company enters into over-the-counter (OTC) derivative contracts with an affiliate, Prudential Global Funding, LLC. For these OTC derivative contracts, Prudential Global Funding, LLC has a substantially equal and offsetting position with an external counterparty.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statement

6. FAIR VALUE OF ASSETS AND LIABILITIES

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

The fair value of private fixed maturities are primarily determined using a discounted cash flow model. In certain cases these models primarily use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Private fixed maturities also include debt investments in funds that, in addition to a stated coupon, pay a return based upon the results of the underlying portfolios. The fair values of these securities are determined by reference to the funds’ net asset value (NAV). Any restrictions on the ability to redeem interests in these funds at NAV are considered to have a de minimis effect on the fair value.

The majority of the Company’s derivative positions is traded in the OTC derivative market and is classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers, non-binding broker-dealer quotations, third-party pricing vendors and/or recent trading activity. The fair values of most OTC derivatives, including interest rate swaps, cross currency swaps and single name credit default swaps are determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, yield curves, index dividend yields and nonperformance risk and volatility. Substantially all of the Company’s OTC derivative contracts are transacted with an affiliate. In instances where the Company transacts with unaffiliated counterparties derivative agreements are with highly rated major international financial institutions. Consistent with the practice of major international financial institutions, the Company uses the credit spread embedded in the London Interbank Offered Rate (“LIBOR”) interest rate curve to reflect nonperformance risk when determining the fair value of derivative assets and liabilities. The Company believes this credit spread is an appropriate estimate of the nonperformance risk for derivative related assets and liabilities between highly rated institutions after consideration of the impacts of the collateral posting process. Most OTC derivative contracts have bid and ask prices that are actively quoted or can be readily obtained from external market data providers. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statement

6. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Level 3 – Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, certain commercial mortgage loans, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. In circumstances where vendor pricing is not available, internally developed valuations or non-binding broker quotes are used to determine fair value. Non-binding broker quotes are reviewed for reasonableness, based on the Company’s understanding of the market. These estimates may use significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. In such cases, the valuations are generally classified as Level 3. As of June 30, 2009 and December 31, 2008 over-rides on a net basis were not material.

For certain private fixed maturities, the discounted cash flow model may also incorporate significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Certain public fixed maturities and private fixed maturities priced internally are based on observable and unobservable inputs. Significant unobservable inputs used include: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, liquidity assumptions and non-binding quotes from market makers. These inputs are usually considered unobservable, as not all market participants will have access to this data.

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

The fair values of the GMAB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment. Under SFAS No. 157, the Company is also required to incorporate the Company’s own risk of non-performance in the valuation of the embedded derivatives associated with the Company’s optional living benefit features. Since insurance liabilities are senior to debt, the Company believes that reflecting the claims-paying ratings of the Company’s insurance subsidiaries in the valuation of the liability appropriately takes into consideration the Company’s own risk of non-performance. Historically, the expected cash flows were discounted using forward LIBOR interest rates, which were commonly viewed as being consistent with AA quality claims-paying ratings. However, in light of first quarter of 2009 developments, including rating agency downgrades to the claims-paying ratings of the Company’s insurance subsidiaries, the Company determined that forward LIBOR interest rates were no longer indicative of the Company’s claims-paying ability. As a result, beginning in the first quarter of 2009, to reflect the market’s perception of its non-performance risk, the Company incorporated an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with our optional living benefit features, thereby increasing the discount rate and reducing the fair value of the embedded derivative liabilities. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the claims-paying ability of the Company’s insurance subsidiaries, as indicated by the credit spreads associated with funding agreements issued by these subsidiaries. The Company adjusts these credit spreads to remove any liquidity risk premium. The additional spread over LIBOR incorporated into the discount rate as of June 30, 2009 generally ranged from 100 to 200 basis points for the portion of the interest rate curve most relevant to these liabilities.

Other significant inputs to the valuation models for the embedded derivatives associated with the optional living benefit features of the Company’s variable annuity products include capital market assumptions, such as interest rate and implied volatility assumptions, as well as various policyholder behavior assumptions that are actuarially determined, including lapse rates, benefit utilization rates, mortality rates and withdrawal rates. These assumptions are reviewed at least annually, and updated based upon historical experience and give consideration to any observable market data, including market transactions such as acquisitions and reinsurance transactions. In the first quarter of 2009 the Company updated the volatility assumptions for the its annuities business to reflect both the implied volatility of over-the-counter equity options and an index based on historical volatilities.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statement

6. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of June 30, 2009.

	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$127,699	$—	$127,699
Foreign government bonds	—	11,374	—	11,374
Corporate securities	—	538,931	1,048	539,979
Asset-backed securities	—	61,993	6,175	68,168
Commercial mortgage-backed securities	—	91,788	—	91,788
Residential mortgage-backed securities	—	111,759	—	111,759
Sub-total	—	943,544	7,223	950,767

Equity securities, available for sale	—	2,736	543	3,279
Other long-term investments	—	(224)	(1,415)	(1,639)
Short term investments	898	—	—	898
Cash and cash equivalents	3,000	67,770	—	70,770
Other assets	—	3,250	21,842	25,092

Sub-total excluding separate account assets	3,898	1,017,076	28,193	1,049,167

Separate account assets (1)	1,342,350	1,177,820	5,525	2,525,695

Total assets	$1,346,248	$2,194,896	$33,718	$3,574,862

Future policy benefits	—	—	14,200	14,200

Total liabilities	$—	$—	$14,200	$14,200

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

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statement

6. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

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

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statement

6. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2009 as well as the portion of gains or losses included in income for the three and six months ended June 30, 2009 attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2009.

	Three Months Ended June 30, 2009
	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset- Backed Securities	Equity Securities, Available for Sale	Other Long-term Investments	Other Assets
	(in thousands)
Fair value, beginning of period	$286	$5,755	$555	$(4,726)	$36,530
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(21)	—	—	—	—
Other-than-temporary impairments on fixed maturity Securities transferred to Other Comprehensive Income	20	—	—	—	—
Other realized investment gains (losses), net	—	(2)	—	—	—
Total realized investment gains (losses), net	(1)	(2)	—	3,311	(14,443)
Asset management fees and other income	—	—	—	—	—
Included in other comprehensive income (loss)	21	532	(12)	—	31
Net investment income	—	18	—	—	—
Purchases, sales, issuances, and settlements	30	(128)	—	—	(276)
Foreign currency translation	—	—	—	—	—
Transfers into (out of) Level 3 (2)	712	—	—	—	—

Fair value, end of period	$1,047	$6,173	$543	$(1,415)	$21,842

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period

Included in earnings:
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(21)	—	—	—	—
Other-than-temporary impairments on fixed maturity Securities transferred to Other Comprehensive Income	20	—	—	—	—
Other realized investment gains (losses), net	—	—	—	—	—
Total realized investment gains (losses), net	$(1)	$—	$—	$3,311	$(14,380)
Asset management fees and other income	$—	$—	$—	$—	$—
Interest credited to policyholder account	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$—	$532	$(12)	$—	$31

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statement

6. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$5,762	$(33,788)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	20,125
Interest credited to policyholder account	(260)	—
Included in other comprehensive income	—	—
Net investment income	—	—
Purchases, sales, issuances, and settlements	23	(537)
Transfers into (out of) Level 3 (2)	—	—

Fair value, end of period	$5,525	$(14,200)

Unrealized gains(losses) for the period relating to those level 3 assets and liabilities that were still held by the Company at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$—	$18,746
Interest credited to policyholder account	$(260)	$—
Included in other comprehensive income	$—	$—

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

Transfers – Net transfers into Level 3 for Fixed Maturities Available for Sale totaled $1 million during the three months ended June 30, 2009. Transfers into Level 3 for these investments were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes when information from third party pricing services was utilized. Partially offsetting these transfers into Level 3 were transfers out of Level 3 due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statement

6. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	Six Months Ended June 30, 2009
	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset- Backed Securities	Equity Securities, Available for Sale	Other Long-term Investments	Other Assets
	(in thousands)
Fair value, beginning of period	$266	$5,732	$121	$(4,272)	$58,880
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(21)	—	—	—	—
Other-than-temporary impairments on fixed maturity Securities transferred to Other Comprehensive Income	20	—	—	—	—
Other realized investment gains (losses), net	—	(2)		—	—
Total realized investment gains (losses), net	(1)	(2)	—	2,858	(37,260)
Asset management fees and other income	—	—	—	—	—
Included in other comprehensive income (loss)	96	674	422	—	107
Net investment income	(1)	18	—	—	—
Purchases, sales, issuances, and settlements	29	(247)	—	—	115
Foreign currency translation	—	—	—	—	—
Transfers into (out of) Level 3 (2)	658	—	—	—	—

Fair value, end of period	$1,047	$6,173	$543	$(1,415)	$21,842

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period

Included in earnings:
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(21)	—	—	—	—
Other-than-temporary impairments on fixed maturity Securities transferred to Other Comprehensive Income	20	—	—	—	—
Other realized investment gains (losses), net	—	—	—	—	—
Total realized investment gains (losses), net	$(1)	$—	$—	$2,858	$(36,966)
Asset management fees and other income	$—	$—	$—	$—	$—
Interest credited to policyholder account	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$96	$674	$422	$—	$(463)

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statement

6. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$6,494	$(63,903)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	50,518
Interest credited to policyholder account	(1,007)	—
Included in other comprehensive income	—	—
Net investment income	—	—
Purchases, sales, issuances, and settlements	38	(815)
Transfers into (out of) Level 3 (2)	—	—

Fair value, end of period	$5,525	$(14,200)

Unrealized gains(losses) for the period relating to those level 3 assets and liabilities that were still held by the Company at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$—	$49,937
Interest credited to policyholder account	$(260)	$—
Included in other comprehensive income	$—	$—

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

Transfers – Net transfers into Level 3 for Fixed Maturities Available for Sale totaled $1 million during the six months ended June 30, 2009. Transfers into Level 3 for these investments were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes when information from third party pricing services was utilized. Partially offsetting these transfers into Level 3 were transfers out of Level 3 due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statement

6. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

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

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statement

6. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

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

Transfers – Net transfers out of Level 3 for Fixed Maturities Available for Sale totaled $17 million during the three months ended June 30, 2008. Transfers into Level 3 for these investments were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes when information from third party pricing services was utilized. Partially offsetting these transfers into Level 3 were transfers out of Level 3 due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

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

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statement

6. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

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

Transfers – Net transfers out of Level 3 for Fixed Maturities Available for Sale totaled $16 million during the six months ended June 30, 2008. Transfers into Level 3 for these investments were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes when information from third party pricing services was utilized. Partially offsetting these transfers into Level 3 were transfers out of Level 3 due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

Fair Value of Financial Instruments – Under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” the Company is required to disclose the fair value of certain financial instruments. For the following financial instruments the carrying amount equals or approximates fair value: fixed maturities classified as available for sale, trading account assets, equity securities, securities purchased under agreements to resell, short-term investments, cash and cash equivalents, accrued investment income, separate account assets, securities sold under agreements to repurchase, and cash collateral for loaned securities, as well as certain items recorded within other assets and other liabilities such as broker-dealer related receivables and payables. See Note 8 for a discussion of derivative instruments.

Commercial mortgage loans

The fair value of commercial mortgage loans are primarily based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate adjusted for the current market spread for similar quality loans.

Policy loans

The fair value of policy loans is calculated using a discounted cash flow model based upon current U.S. Treasury rates and historical loan repayment patterns.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statement

6. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Investment Contracts – Policyholders’ Account Balances

Only the portion of policyholders’ account balances and separate account liabilities related to products that are investment contracts (those without significant mortality or morbidity risk) are reflected in the table below. For fixed deferred annuities, payout annuities and other similar contracts without life contingencies, fair value is derived using discounted projected cash flows based on interest rates that are representative of the Company’s claims paying ratings, and hence reflects the Company’s own nonperformance risk. For those balances that can be withdrawn by the customer at any time without prior notice or penalty, the fair value is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value.

The following table discloses the Company’s financial instruments where the carrying amounts and fair values may differ:

	June 30, 2009
	Carrying Amount	Fair Value
	(in thousands)
Assets:

Commercial mortgage loans	$164,378	$156,456

Policy loans	169,096	197,336

Liabilities:

Policyholder account balances – Investment contracts	79,382	77,630

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statement

7. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$126,833	$1,088	$222	$127,699	$—
Obligations of U.S. states and their political subdivisions	—	—	—	—	—
Foreign government bonds	10,473	905	—	11,378	—
Corporate securities	551,543	8,744	20,309	539,978	(708)
Asset-backed securities(1)	83,482	1,192	16,507	68,167	(13,715)
Commercial mortgage-backed securities	97,774	333	6,320	91,787	—
Residential mortgage-backed securities (2)	106,739	5,619	600	111,758	(738)

Total fixed maturities, available for sale	$976,844	$17,881	$43,958	$950,767	$(15,161)

Equity securities, available for sale	$4,143	$95	$959	$3,279	$—

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)

Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which, from January 1, 2009, were not included in earnings under FSP FAS 115-2 and FAS 124-2. Amount excludes $.9 million of unrealized gains (losses) on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$30,556	$3,721	$—	$34,277
Foreign government bonds	9,391	573	7	9,957
Corporate securities	498,380	3,203	49,346	452,237
Asset-backed securities	103,724	1,582	18,827	86,479
Commercial mortgage-backed securities	104,156	157	15,110	89,203
Residential mortgage-backed securities	119,788	5,064	983	123,869

Total fixed maturities, available for sale	$865,995	$14,300	$84,273	$796,022

Equity securities, available for sale	$4,143	$—	$1,334	$2,809

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statement

7. INVESTMENTS (continued)

The amortized cost and fair value of fixed maturities by contractual maturities at June 30, 2009, is as follows:

	Available for Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$124,348	$124,942
Due after one year through five years	279,885	281,111
Due after five years through ten years	197,880	191,660
Due after ten years	86,736	81,339
Asset-backed securities	83,482	68,168
Commercial mortgage-backed securities	97,774	91,788
Residential mortgage-backed securities	106,739	111,759

Total	$976,844	$950,767

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed, and residential mortgage-backed securities are shown separately in the table above, as they are not due at a single maturity date.

Other Long term Investments

The following table provides information relating to other long term investments as of:

	June 30, 2009	December 31, 2008
	(in thousands)
Company’s investment in Separate accounts	$2,185	$2,829
Joint ventures and limited partnerships	6,748	6,171
Derivatives	(1,639)	(1,203)

Total other long- term investments	$7,294	$7,797

The following table depicts the sources of fixed maturity proceeds and related gross investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Fixed maturities, available for sale:

Proceeds from sales	$8,918	$76,212	$14,036	$90,497

Proceeds from maturities/repayments	$35,856	$35,098	$67,255	$81,376

Gross investment gains from sales, prepayments and maturities	$44	$705	$99	$705

Gross investment losses from sales and maturities	$(2,763)	$(2,440)	$(2,800)	$(2,440)

Fixed maturity and equity security impairments:

Total writedowns for other-than-temporary impairment losses on fixed maturities	$(10,790)	$(6,494)	$(13,929)	$(6,868)

Portion of loss recognized in other comprehensive income (before taxes)	8,900	—	10,024	—

Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings	$(1,890)	$(6,494)	$(3,905)	$(6,868)

Write downs for other-than-temporary impairment losses on equity securities	—	—	—	—

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statement

7. INVESTMENTS (continued)

As discussed in Note 3, a portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities are recognized in “Other comprehensive income (loss)” (“OCI”). The net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following tables set forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts for the periods indicated.

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI	(in thousands)
Balance, December 31, 2008	$—
Credit losses remaining in retained earnings related to adoption of FSP FAS115-2 and FAS124-2	2,361
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(107)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	—
Credit loss impairment recognized in the current period on securities not previously impaired	2,473
Additional credit loss impairments recognized in the current period on securities previously impaired	976
Increases due to passage of time on previously recorded credit losses	121
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	38

Balance, June 30, 2009	$5,862

(1)

Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI	(in thousands)
Balance, March 31, 2009	$2,399
Credit losses remaining in retained earnings related to adoption of FSP FAS115-2 and FAS124-2	—
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(107)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	—
Credit loss impairment recognized in the current period on securities not previously impaired	2,473
Additional credit loss impairments recognized in the current period on securities previously impaired	976
Increases due to passage of time on previously recorded credit losses	121
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	—

Balance, June 30, 2009	$5,862

(1)

Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statement

7. INVESTMENTS (continued)

Net Investment Income

Net investment income for the three months and six months ended June 30, 2009 and 2008 was from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Fixed maturities, available for sale	$13,418	$13,237	$26,679	$26,434
Equity securities, available for sale	52	61	119	134
Commercial mortgage and other loans	2,320	1,985	4,509	3,778
Policy loans	2,302	2,287	4,551	4,553
Short-term investments and cash equivalents	100	315	359	778

Other long-term investments	(57)	194	47	320

Gross investment income	18,135	18,079	36,264	35,997
Less investment expenses	(641)	(771)	(1,293)	(1,693)

Net investment income	$17,494	$17,308	$34,971	$34,304

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three months ended June 30, 2009 and 2008 were from the following sources:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
	(in thousands)
Other-than-temporary impairment losses on fixed maturities, net	$(10,790)	$(6,494)	$(13,929)	$(6,868)

Portion of loss recognized in other comprehensive income (before taxes)	8,900	—	10,024	—

Net other-than-temporary impairment losses on fixed maturities recognized in earnings	(1,890)	(6,494)	(3,905)	(6,868)

Fixed maturities- all other	(2,718)	(1,352)	(2,701)	(1,735)

Fixed maturities, net	(4,608)	(7,846)	(6,606)	(8,603)
Equity securities	—	—	—	—
Commercial mortgage loans	(160)	(109)	(570)	(219)
Joint ventures and limited partnerships	—	—	—	—
Derivatives	3,432	4,180	10,352	292
Other	—

Realized investment gains (losses), net	$(1,336)	$(3,775)	$3,176	$(8,530)

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statement

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) On Investments	Deferred Policy Acquisition Costs	Policy Holder Account Balance	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
			(in thousands)
Balance, December 31, 2008	$—	$—	$—	$—	$—
Cumulative impact of the adoption of FSP FAS115-2 and FAS124-2	(4,049)	290		1,316	(2,443)
Net investment gains (losses) on investments arising during the period	1,136			(398)	738
Reclassification adjustment for OTTI losses included in net income (1)	334			(117)	217
Reclassification adjustment for OTTI losses excluded from net income	(11,622)			4,068	(7,554)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs		7,660		(2,681)	4,979
Impact of net unrealized investment (gains) losses on Policy Holder account balance

Balance, June 30, 2009	$(14,201)	$7,950	$—	$2,188	$(4,063)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains and Losses

	Net Unrealized Gains (Losses) On Investments(1)	Deferred Policy Acquisition Costs	Policy Holder Account Balance	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
			(in thousands)
Balance, December 31, 2008	$(70,920)	$41,193	$(17,457)	$16,514	$(30,670)
Cumulative impact of the adoption of FSP FAS115-2 and FAS124-2	(2,016)	33		694	(1,289)
Net investment gains (losses) on investments arising during the period	42,632			(14,912)	27,711
Reclassification adjustment for (gains) losses included in net income	6,271			(2,195)	4,076
Reclassification adjustment for OTTI losses excluded from net income (2)	11,622			(4,086)	7,554
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and valuation of business acquired		(34,044)		11,915	(22,129)
Impact of net unrealized investment (gains) losses on Policy Holder account balance			10,435	(3,652)	6,783

Balance, June 30, 2009	$(12,410)	$7,182	$(7,022)	$4,287	$(7,963)

(1)	Include cash flow hedges. See Note 8 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statement

7. INVESTMENTS (continued)

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	June 30, 2009	December 31, 2008
	( in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(14,201)	$—

Fixed maturity securities, available for sale – all other	$(11,877)	$(69,973)
Equity securities, available for sale	(864)	—
Derivatives designated as cash flow hedges(1)	(141)	—
Other investments	473	(947)

Net unrealized (losses) on investments	$(26,610)	$(70,920)

(1)	See Note 8 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2009
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$67,319	$224	$—	$—	$67,319	$224
Obligations of U.S. states and their political subdivisions	—	—
Foreign government bonds	—	—	—	—	—	—
Corporate securities	91,649	3,237	198,148	17,071	289,797	20,308

Commercial mortgage-backed securities.	5,789	111	68,159	6,209	73,948	6,320
Asset-backed securities	14,322	14,461	14,644	2,045	28,966	16,506
Residential mortgage-backed securities	1,683	600	—	—	1,683	600

Total	$180,762	$18,633	$280,951	$25,325	$461,713	$43,958

Equity Securities, available for sale	$1,376	$319	$1,360	$640	$2,736	$959

	December 31, 2008
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$—	$—	$—	$—	$—
Obligations of U.S. states and their political subdivisions	—	—	—	—	—	—
Foreign government bonds	1,846	7	—	—	1,846	7
Corporate securities	267,313	30,123	52,180	19,223	319,493	49,346
Commercial mortgage-backed securities	72,251	12,083	14,071	3,027	86,322	15,110

Asset-backed securities	69,126	14,593	7,000	4,235	76,125	18,827
Residential mortgage-backed securities	1,444	782	205	201	1,649	983

Total	$411,980	$57,588	$73,456	$26,686	$485,435	$84,273

Equity Securities, available for sale	$2,688	$1,334	$—	$—	$2,688	$1,334

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statement

7. INVESTMENTS (continued)

As of June 30, 2009 and December 31, 2008, gross unrealized losses on fixed maturities and equity securities were comprised of $45 million and $84 million of gross unrealized losses and $18 million and $14 million of gross unrealized gains. Gross unrealized losses includes $26 million of gross losses that have been in such a position for twelve months or greater. In accordance with its policy described in Note 3, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at June 30, 2009 or December 31, 2008. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At June 30, 2009, the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

8. DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies

Interest rate swaps are used by the Company to manage interest rate exposures arising from mismatches between assets and liabilities (including duration mismatches) and to hedge against changes in the value of assets it anticipates acquiring and other anticipated transactions and commitments. Swaps may be attributed to specific assets or liabilities or may be used on a portfolio basis. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed upon notional principal amount. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty at each due date.

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

The Company uses “to be announced” (“TBA”) forward contracts to gain exposure to the investment risk and return of mortgage-backed securities. TBA transactions can help the Company to achieve better diversification and to enhance the return on its investment portfolio. TBAs provide a more liquid and cost effective method of achieving these goals than purchasing or selling individual mortgage-backed pools. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at a specified future date.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statement

8. DERIVATIVE INSTRUMENTS (continued)

Embedded Derivatives

The Company sells variable annuity products, which contain embedded derivatives. The Company has reinsurance agreements to transfer the risk related to the embedded derivatives to affiliates. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models. In the affiliates, the Company maintains a portfolio of derivative instruments that is intended to economically hedge the risks related to the above products’ features. The derivatives may include, but are not limited to equity options, total return swaps, interest rate swap options, caps, floors, and other instruments. Also, some variable annuity products feature an automatic rebalancing element to minimize risks inherent in the Company’s guarantees which reduces the need for hedges. In addition to the hedging of guaranteed risks by Pruco Re, the Company started hedging the risk associated with the guaranteed minimum death benefits feature and employs similar types of hedging instruments as described above.

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

	June 30, 2009			December 31, 2008
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
		(in thousands)
Qualifying Hedge Relationships
Currency/Interest Rate	$5,366	$—	(140)	$1,144	$35	$—

Total Qualifying Hedge Relationships	$5,366	$—	$(140)	$1,144	$35	$—

Non-qualifying Hedge Relationships

Interest Rate	$47,000	$3	$(3,637)	$—	$—	$—

Credit	33,949	3,879	(1,790)	$27,950	$3,157	$(4,272)

Currency/Interest Rate	9,115	312	(266)	$2,400	$—	$(123)

Total Non-qualifying Hedge Relationships	$90,064	$4,194	$(5,693)	$30,350	$3,157	$(4,395)

Total Derivatives (1)	$95,430	$4,194	$(5,833)	$31,494	$3,192	$(4,395)

(1)

Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives as of June 30, 2009 was a liability of $18 million and a liability of $68 million as of December 31, 2008 included in future policy benefits.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statement

8. DERIVATIVE INSTRUMENTS (continued)

Cash Flow Hedges

The Company uses currency swaps in its cash flow hedge accounting relationships. This instrument is only designated for hedge accounting in instances where the appropriate criteria are met. The Company does not use futures, options, credit, and equity or embedded derivatives in any of its cash flow hedge accounting relationships.

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships,

	Three Months Ended June 30, 2009	Six Months Ended June 30,2009
	(in thousands)
Cash flow hedges
Currency/ Interest Rate
Net investment income	4.8	5.0
Other Income	(1.3)	(.3)
Accumulated Other Comprehensive Income (1)	—	—

Total cash flow hedges.	$3.5	$4.7

Non-qualifying hedges
Realized investment gains (losses)

Interest Rate	$(5,193)	$(5,624)
Currency/Interest Rate	24	60
Credit	1,982	2,381
Embedded Derivatives	6,619	13,535

Total non-qualifying hedges	$3,432	$10,352

Total Derivative Impact	$3,435	$10,357

(1)	Amounts deferred in Stockholders’ Equity

For the period ending June 30, 2009, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by SFAS No. 133.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2008	$36
Net deferred gains on cash flow hedges from January 1 to June 30, 2009	(182)
Amount reclassified into current period earnings	5

Balance, June 30, 2009	$(141)

As of June 30, 2009, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 7 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Stockholders’ Equity

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statement

8. DERIVATIVE INSTRUMENTS (continued)

Credit Derivatives Written

The following tables set forth our exposure from credit derivatives where we have written credit protection excluding embedded derivatives contained in externally-managed investments in the European market, by NAIC rating of the underlying credits as of the dates indicated.

		June 30, 2009
NAIC Designation		First to default Basket(1)
	Rating Agency Equivalent	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$2	$—
2	Baa	7	(1)

	Subtotal Investment Grade	9	(1)
3	Ba	12	(1)
4	B	—
5	C and lower	—
6	In or near default	—

Total		$21	$(2)

		December 31, 2008
NAIC Designation		First to Default Basket (1)
	Rating Agency Equivalent	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$2.0	$(.2)
2	Baa	19.0	(4.0)

	Subtotal Investment Grade	21.0	(4.2)
3	Ba	—	—
4	B	—	—
5	C and lower	—	—
6	In or near default	—	—

Total		$21.0	$(4.2)

(1)

First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statement

8. DERIVATIVE INSTRUMENTS (continued)

The following table sets forth the composition of our credit derivatives where we have written credit protection excluding embedded derivatives contained in externally-managed investments in the European market, by industry category as of the dates indicated.

	June 30, 2009		December 31, 2008
Industry	Notional	Fair Value	Notional	Fair Value
	(in millions)
Corporate Securities:
First to Default Baskets(1)	$21.0	$(2.0)	$21.0	$(4.2)

Total Credit Derivatives	$21.0	$(2.0)	$21.0	$(4.2)

(1)	Credit default baskets may include various industry categories.

The Company writes credit derivatives under which the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $21 million notional of credit default swap (“CDS”) selling protection at June 30, 2009. These credit derivatives generally have maturities of five years or less.

The Company holds certain externally managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these interests was $5 million at June 30, 2009 and December 31, 2008, respectively.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of June 30, 2009 the Company had $13 million of outstanding notional amounts, reported at fair value as an asset of $4 million.

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

This Management’s Discussion and Analysis, or “MD&A,” of Financial Condition and Results of Operations addresses the financial condition of the Company, as of June 30, 2009, compared with December 31, 2008, and its results of operations for the three month periods ended June 30, 2009 and June 30, 2008. You should read the following analysis of our financial condition and results of operations in conjunction with the “Risk Factors” section, the MD&A and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as well as the Forward-Looking Statements and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Products

Variable Life Insurance

The Company offers a number of individual variable life insurance products which represents 21% of its net individual life insurance in force at the end of June 30, 2009. Variable products provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyowner generally has the option of investing premiums in a fixed rate option that is part of the Company’s general account. The Company guarantees that funds invested in the fixed rate option will accrue interest at a rate established by the Company generally based on our portfolio rate. The policyowner can also invest in separate account investment options consisting of equity and fixed income funds. Returns on the separate account funds are not guaranteed and the policyholder bears the fund performance risk. Each product provides for the deduction of charges and expenses from the customer’s investment account. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance.

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

Due to policyholder options under some of the variable life contracts, lapses may occur on a quarter lag with the market risk during this lag being borne by the Company. Consequently, due to the continued unfavorable equity markets in the first quarter of 2009, the variable life policy lapses negatively impacted results. Since a significant portion of our life profits are related to variable policies, this accelerated run off could adversely impact future profits.

Term Life Insurance

The Company offers a variety of term life insurance products which represents 73% of our net individual life insurance in force at the end of June 30, 2009. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant marketplace demand for term life insurance protection.

Individual Life profits from term insurance are not expected to directly correlate, from a timing perspective, with the increase in term insurance in force because of uneven product profitability patterns.

Universal Life Insurance

The Company offers universal life insurance products which represents 6% of our net individual life insurance in force at the end of June 30, 2009. Universal life insurance products feature a fixed crediting rate that varies periodically based on portfolio returns as well as flexible premiums and a choice of guarantees against lapse. Universal Life policies provide for the deduction of charges and expenses from the customer’s contract fund Individual Life profits from universal life insurance are impacted by mortality, policyholder persistency, expense margins, and interest spread on policyholder funds.

Variable and Fixed Annuities

The Company offers a wide array of annuities, including deferred variable annuities that are registered with the SEC, which may include (1) fixed interest rate allocation options, subject to a market value adjustment, and registered with the SEC, and (2) fixed interest rate allocation options not subject to a market value adjustment and not registered with the SEC.

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

Variable annuity account values with living benefit features were $580 million and $471 million as of June 30, 2009 and 2008, respectively. For risk management purposes, in addition to reinsurance of living benefit features to Pruco Reinsurance, Ltd. (Pruco Re.) we segregate our variable annuity living benefit features into three broad product groupings, described in more detail below: (1) those where we utilize an automatic allocation element, (2) those where we utilize only capital markets hedging and (3) those with risks we have deemed suitable to retain.

(1)

We manage the equity market, interest rate and market volatility risks associated with our Highest Daily products by utilizing both an automatic allocation element and capital markets hedging. Our Highest Daily optional living benefits guarantee, among other features, the ability to make withdrawals based on the highest daily contract value plus a minimum return credited for a period of time. This guaranteed value is accessible through withdrawals for the life of the contractholder (or joint lives, for the spousal version of the benefit,) and not as a lump-sum surrender value. For our Highest Daily products we utilize an automatic allocation element to limit our exposure to equity market risk and market volatility. Asset allocation and minimum purchase age requirements are also included in the design of our Highest Daily products to limit our exposure to equity market risk and market volatility. Contracts with living benefit features where we utilize an automatic allocation element represented $288 million or 50%, and $94 million or 20% of our variable annuity account values with living benefit features as of June 30, 2009 and 2008, respectively.

(2)

We manage the risks associated with other accumulation and withdrawal guarantees through reinsurance agreements with Pruco Re. The Company has entered into reinsurance agreements to transfer the risk related to these guarantees with Pruco Re. In Pruco Re, we manage the risks associated with all other withdrawal guarantees through capital markets hedging. Pruco Re actively hedges these guarantees for changes in equity markets, interest rates, and market volatility through the use of equity options and interest rate derivatives. Contracts with living benefit features utilizing capital markets hedging represented $199 million or 34%, and $246 million or 52% of our variable annuity account values with living benefit features as of June 30, 2009 and 2008, respectively. As a result of the volatility and disruption in the global financial markets, we have ceased sales of certain of these products.

(3)

We have deemed the risks associated with our guaranteed minimum income benefits suitable to retain. Our guaranteed minimum income benefits guarantee a minimum return on the contract value or an enhanced value, if applicable, to be used for purposes of determining annuity income payments. Contracts with living benefit features and only with risks we have deemed suitable to retain represented $93 million or 16%, and $131 million or 28% of our variable annuity account values with living benefit features as of June 30, 2009 and 2008 respectively.

We have deemed the risks associated with our guaranteed minimum death benefits suitable to retain. Our guaranteed minimum death benefits guarantee a minimum return on the contract value or an enhanced value, if applicable, to be used for purposes of determining benefits payable in the event of death. All of the $580 million and $471 million of variable annuity account values with living benefit features as of June 30, 2009 and 2008, respectively, also contain guaranteed minimum death benefits, with $288 million or 50% and $94 million or 20% benefiting from an automatic allocation element, as discussed above. An additional $564 million and $745 million of variable annuity account values as of June 30, 2009 and 2008, respectively, contain guaranteed minimum death benefits, but no living benefit features.

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

1. Changes in Financial Position

June 30, 2009 versus December 31, 2008

Total assets increased $346 million, from $4.234 billion at December 31, 2008 to $4.580 billion at June 30, 2009. The largest increase was in separate account assets, which increased $220 million, from $2.306 billion at December 31, 2008 to $2.526 billion at June 30, 2009, primarily driven by improvement in equity market performance during the current year.

Fixed maturities increased by $155 million from $796 million at December 31, 2008 to $951 million at June 30, 2009. This increase was primarily driven by transfers from our separate account to our general account due to an automatic allocation element in certain of our living benefit features on our annuity products. Also contributing to the increase was continued reinvestment of cash flows from business operations and reinvestment of investment income.

Deferred policy acquisition costs decreased by $24 million from $327 million at December 31, 2008, to $303 million at June 30, 2009, primarily due to $22 million in amortization primarily resulting from the impact of the change in non-performance risk discussed above. We amortize deferred policy acquisition and other costs associated with variable and universal life policies and the variable and fixed annuity contracts over the expected lives of the contracts based on the level and timing of gross profits on the underlying product. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. This amortization is partially offset by $24 million of capitalization of acquisition costs from the continued growth of sales in life and annuity products. Shadow DAC decreased $26 million from decreased unrealized losses.

Reinsurance recoverables decreased by $5 million from $301 million at December 31, 2008 to $296 million at June 30, 2009 driven by a change in the reinsured liability for living benefit embedded derivatives resulting from updates of inputs used in the valuation of the embedded derivatives under SFAS 157. Under SFAS 157 we are required to incorporate our own risk of non-performance in the valuation of the embedded derivatives associated with our living benefit. In light of 2009 developments, including rating agency downgrades to the claims-paying ratings, we updated the discount rate used in these valuations to reflect the market-perceived increase in our non-performance risk. In light of first quarter 2009 developments, we used a higher discount rate in the valuation as a result of the increase in our non-performance risk, thereby reducing the value of the embedded derivative liabilities. This was partially offset by increased reinsurance recoverables due to continued growth in the term life in force covered under the Prudential Arizona Reinsurance Captive Company “PARCC” agreement.

During the first six months of 2009, total liabilities increased by $311 million, from $3.820 billion at December 31, 2008 to $4.131 billion at June 30, 2009, primarily due to an increase in separate account liabilities of $220 million, primarily driven by improvement in equity market performance. Policyholder account balances increased $72 million, from $910 million at December 31, 2008 to $982 million at June 30, 2009 primarily driven by transfers from the Company’s separate account to its general account, continued growth in universal life in force and the automatic rebalancing element on certain living benefit features. Future policy benefits and other policyholder liabilities decreased by $17 million, from $458 million at December 31, 2008 to $441 million at June 30, 2009 primarily driven by a decrease in the liability for living benefit embedded derivatives resulting from the valuation of the embedded derivatives under SFAS 157, partially offset by higher life reserves as a result of in force growth of term products. Total securities lending activities decreased by $22 million from $39 million at December 31, 2008 to $17 million at June 30, 2009. The relative amounts of cash collateral for loaned securities and securities sold under agreements to repurchase decreased $2 million and decreased $20 million, respectively.

2. Results of Operations

2009 to 2008 Three Month Comparison

Net Income

Net income increased $14 million, from $9 million for the three months ended June 30, 2008 to $24 million for the three months ended June 30, 2009. This is driven by a $19 million gain from operations before income taxes partially offset by a $4 million increase in income tax expense primarily driven by the change in non-performance risk used in the valuation of embedded derivatives under FAS 157.

Income (Loss) from operations before income taxes for the three months ended June 30, 2009 included a $14 million favorable variance in the amortization of deferred policy acquisition and other costs driven by a decrease in the living benefit embedded derivatives liability driven by the impact of the change in non-performance risk used in the valuation of embedded derivatives under FAS 157, as discussed above.

Income from operations before income taxes for the three months ended June 30, 2009 also included a benefit of $5 million related to the quarterly market performance adjustments to the reserves for the guaranteed minimum death and income benefit features on variable annuity products used to estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. The $5 million benefit, includes $3 million relating to reserve decreases for the guaranteed minimum death and income benefit features on variable annuity products and $2 million relating to decreased amortization of deferred policy acquisition and other costs, reflect market performance related adjustments to the estimate of total gross profits to reflect actual fund performance in the second quarter of 2009. In light of recent market conditions, beginning in the fourth quarter of 2008 we determined that adjustments to estimates of total gross profits to reflect actual fund performance and any corresponding changes to the future rate of return assumptions should no longer be dependent on a comparison to a statistically generated range of estimated gross profits. Instead, for purposes of evaluating deferred policy acquisition and other costs and the reserves for the guaranteed minimum death and income benefit features of variable annuity products, total estimated gross profits are updated for these items each quarter. The better than expected market return in the second quarter of 2009 increased our estimates of total gross profits by establishing a new, higher starting point for the variable annuity account values used in estimating gross profits for future periods. The previously expected rate of return for the second quarter of 2009 was based upon our current maximum future rate of return assumption under the reversion to the mean approach, as discussed below. The increase in our estimate of total gross profits results in a lower required rate of amortization, which is applied to all prior periods’ gross profits. The resulting cumulative adjustment to prior amortization is recognized in the current period. In addition, the lower rate of amortization will also be applied to future gross profits in calculating amortization in future periods which, all else being equal will result in higher net profits in future periods.

We continue to derive future rate of return assumptions using a reversion to the mean approach, a common industry practice for variable life and variable annuity products. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns so that the assets grow at the long term expected rate of return for the entire period. However, by the end of 2008, the projected future rate of return calculated using the reversion to the mean approach was greater than 10.9% on life products and 10.5% on annuity products, the current maximum future rate of return assumptions across all asset types for these businesses. In those cases, we utilize the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. Further or continued market volatility could result in additional market value changes within our separate account assets and corresponding changes to our gross profits, as well as additional adjustments to the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products. Given that the estimates of future gross profits are based upon our maximum future rate of return assumption for most contract groups as discussed above, all else being equal, future quarterly rates of return higher or lower than 2.6% will result in decreases or increases in the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products.

Absent the effect of the change in non-performance risk in the valuation of embedded derivatives under FAS 157 and market performance adjustments discussed above, Income (Loss) from operations before income taxes for the three months ended June 30, 2009 decreased $1 million from the three months ended June 30, 2008, the decrease was primarily due to lower policy charges and fee income driven by lower average asset balances invested in separate accounts.

Revenues

Revenues decreased by $2 million, from $38 million in the three months ended June 30, 2008, to $36 million for the three months ended June 30, 2009. This decrease is primarily driven by Policy charges and fee income, which consist primarily of mortality and expense charges, loading and other insurance charges assessed on general and separate account policyholders’ fund balances that decreased by $4 million, from $18 million three months ended June 30, 2008, to $14 million for the three months ended June 30, 2009 due to a decrease in average daily separate account assets. This decrease was primarily offset by realized gains of $2 million on reinsurance of living benefit features to affiliates.

Benefits and Expenses

Total benefits and expenses of $6 million for the three months ended June 30, 2009 decreased by $20 million, from $26 million for the three months ended June 30, 2008.

Amortization of deferred policy acquisition costs decreased by $13 million from $7 million for the three months ended June 30, 2008 to $(6) for the three months ended June 30, 2009. The decrease was driven by lower amortization of deferred policy acquisition costs of $10 million primarily due to the impact of the change in non-performance risk in the valuation of embedded derivatives under FAS 157 and reversion to the mean assumptions as discussed above. Also contributing to the decrease was a benefit of $5 million related to the quarterly market performance adjustments and reversion to the mean assumptions. Absent the effect of the change in non-performance risk in the valuation of embedded derivatives under FAS 157, market performance adjustments and reversion to the mean assumptions, as discussed above deferred policy acquisition costs expenses increased $2 million for the three months ended June 30, 2009, primarily driven by higher amortization of deferred acquisition costs due to unfavorable variable life product persistency, partially offset by lower amortization due to favorable fund performance.

General, administrative and other expenses decreased by $2 million from $6 million for the three months ended June 30, 2008 to $4 million for the three months ended June 30, 2009, primarily driven by driven primarily driven higher net reinsurance expense allowances resulting from growth in the term business. Other business related expenses were relatively unchanged from prior year quarter.

Policyholders’ benefits and expenses, including related changes in reserves, decreased by $2 million, from $6 million in the three months ended June 30, 2008, to $4 million in the three months ended June 30, 2009. The decrease was mainly driven by $3 million of benefits relating to reserve decreases for the guaranteed minimum death and income benefit of our variable annuity contracts in the second quarter, as discussed above. Absent the impacts of the market assumption reviews, policyholders’ benefit and expenses, including related changes in reserves, increased $1 million primarily due to term life reserve growth attributed to continued sales and in-force growth as well as higher policyholder claim experience.

Interest credited to policyholders’ account balances decreased by $4 million, from $8 million in the three months ended June 30, 2008 to $4 million for the three months ended June 30, 2009 primarily driven by decreased annuity deferred sales inducement amortization of $5 million primarily driven by the impact of the change in non-performance risk in the valuation of embedded derivatives under FAS 157. Absent this impact interest credited to policyholders’ account balances increased by $1 million due to continued growth from life and annuity sales.

2009 to 2008 Six Month Comparison

Net Income

Net income decreased $5 million, from $17 million for the six months ended June 30, 2008 to $12 million for the six months ended June 30, 2009. This is driven by a $7 million loss from operations before income taxes partially offset by a $2 million increase in income tax expense primarily driven by the change in non-performance risk used in the valuation of embedded derivatives under FAS 157.

Income (Loss) from operations before income taxes for the six months ended June 30, 2009 included a $11 million unfavorable variance in the amortization of deferred policy acquisition and other costs driven by a decrease in the living benefit embedded derivatives driven by the impact of the inclusion of non-performance risk used in the valuation of embedded derivatives under FAS 157, as discussed above.

Income (Loss) from operations before income taxes for the six months ended June 30, 2009 also included a benefit of $1 million related to the quarterly market performance adjustments to the reserves for the guaranteed minimum death and income benefit features on variable annuity products and to the estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. In light of recent market conditions, beginning in the fourth quarter of 2008 we determined that adjustments to estimates of total gross profits to reflect actual fund performance and any corresponding changes to the future rate of return assumptions should no longer be dependent on a comparison to a statistically generated range of estimated gross profits. Instead, for purposes of evaluating deferred policy acquisition and other costs and the reserves for the guaranteed minimum death and income benefit features of variable annuity products, total estimated gross profits are updated for these items each quarter. The market value appreciation in the first six months of 2009 increased our estimates of total gross profits by establishing a new, higher starting point for the variable annuity account values used in estimating gross profits for future periods. The increase in our estimate of total gross profits results in a lower required rate of amortization, which is applied to all prior periods’ gross profits. The resulting cumulative adjustment to prior amortization is recognized in the current period.

We continue to derive future rate of return assumptions using a reversion to the mean approach, a common industry practice for variable life and variable annuity products. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns so that the assets grow at the long term expected rate of return for the entire period. However, by the end of 2008, the projected future rate of return calculated using the reversion to the mean approach was greater than 10.9% on life products and 10.5% on annuity products, the current maximum future rate of return assumptions across all asset types for these businesses. In those cases, we utilize the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. Further or continued market volatility could result in additional market value changes within our separate account assets and corresponding changes to our gross profits, as well as additional adjustments to the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products. Given that the estimates of future gross profits are based upon our maximum future rate of return assumption for most contract groups as discussed above, all else being equal, future quarterly rates of return higher or lower than 2.6% will result in decreases or increases in the amortization of deferred policy acquisition and other costs, and the costs relating to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products.

Absent the effect of the change in non-performance risk in the valuation of embedded derivatives under FAS 157 and market performance adjustments discussed above, Income (Loss) from operations before income taxes for the six months ended June 30, 2009 increased $7 million from the six months the three months ended June 30, 2008, driven by realized gains of $11 million on reinsurance of living benefit features to affiliates partially offset by lower policy charges and fee income driven by lower average asset balances invested in separate accounts.

Revenues

Revenues increased by $5 million, from $76 million in the six months ended June 30, 2008, to $81 million for the six months ended June 30, 2009. This increase was primarily driven by realized gains of $11 million on reinsurance of living benefit features to affiliates. Offsetting this is policy charges and fee income, which consist primarily of mortality and expense charges, loading and other insurance charges assessed on general and separate account policyholders’ fund balances that decreased by $7 million, from $36 million six months ended June 30, 2008, to $29 million for the six months ended June 30, 2009 due to a decrease in average daily separate account assets.

Benefits and Expenses

Total benefits and expenses of $65 million for the six months ended June 30, 2009 increased by $12 million, from $53 million for the six months ended June 30, 2008.

Amortization of deferred policy acquisition costs increased by $5 million from $17 million for the six months ended June 30, 2008 to $22 for the six months ended June 30, 2009. The increase was driven by greater amortization of deferred policy acquisition costs of $9 million primarily due to the impact of the change in non-performance risk in the valuation of embedded derivatives under FAS 157 and reversion to the mean assumptions as discussed above. Partially offset by a benefit of $1 million related to the quarterly market performance adjustments. Absent the effect of the change in non-performance risk in the valuation of embedded derivatives under FAS 157, market performance adjustments and reversion to the mean assumptions, as discussed above deferred policy acquisition costs expenses increased $1 million for the six months ended June 30, 2009, primarily driven by higher amortization of deferred acquisition costs due to unfavorable variable life product persistency, partially offset by lower amortization due to favorable fund performance.

General, administrative and other expenses decreased by $2 million from $10 million for the six months ended June 30, 2008 to $8 for the six months ended June 30, 2009, primarily driven by higher net reinsurance expense allowances resulting from growth in the term business. Other business related expenses were relatively unchanged from prior year quarter.

Policyholders’ benefit and expenses, including related changes in reserves, increased by $3 million, from $11 million in the six months ended June 30, 2008, to $14 million in the six months ended June 30, 2009. The increase was mainly due to term life reserve growth attributed to continued sales and in force growth.

Interest credited to policyholders’ account balances increased by $6 million, from $15 million in the six months ended June 30, 2008 to $21 million for the six months ended June 30, 2009 primarily driven by increased annuity deferred sales inducement amortization of $4 million primarily driven by the impact of the change in non-performance risk in the valuation of embedded derivatives under FAS 157. Absent this impact interest credited to policyholders’ account balances increased by $2 million due to continued growth from life and annuity sales.

Income Tax Expense

Our income tax provision amounted to an income tax expense of $7 million in the second quarter of 2009 compared to income tax expense of $3 million in the second quarter of 2008. The increase in income tax expense reflects the increase in pre-tax income from continuing operations before income taxes from the second quarter of 2008 to the second quarter of 2009. It also reflects a benefit in the second quarter of 2009 for a reduction to the liability for unrecognized tax benefits and interest of $1 million primarily related to tax years prior to 2002 as a result of the expiration of the statute of limitations for the 2002 tax year.

Our income tax provision amounted to an income tax expense of $4 million in the first six months of 2009 compared to income tax expense of $6 million in the first six months of 2008. The expense in the first six months of 2009 reflects a reduction to the liability for unrecognized tax benefits and interest of $0.1 million primarily related to tax years prior to 2002 as a result of the expiration of the statute of limitations for the 2002 tax year. The remainder of the decline in income tax expense reflects the decline in pre-tax income from continuing operations before income taxes from the first six months of 2008 to the first six months of 2009.

The statute of limitations for the 2003 tax year expired on July 31, 2009. As a result, our income tax provision for the third quarter of 2009 will include a reduction to the liability for unrecognized tax benefits and interest of approximately $1.7 million related to tax years prior to 2002.

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

In August 2007, the Internal Revenue Service, or IRS, released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspends Revenue Ruling 2007-54 and informs taxpayers that the U.S. Treasury Department and the IRS have indicated that they intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On May 11, 2009, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase our actual tax expense and reduce our consolidated net income. These activities had no impact on our 2008 or 2009 results.

In December 2006, the IRS completed all fieldwork with respect to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of an industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 tax years, we have agreed to such adjustment. The report, with the adjustment to the DRD, was submitted to the Joint Committee on Taxation in October 2008. We were advised on January 2, 2009 that the Joint Committee completed its consideration of the report and has taken no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a refund was received in February 2009. We believe that our return position with respect to the calculation of the DRD is technically correct. Therefore, we intend to file a protective refund claim within six months of the expiration of the respective statutes of limitations to recover the taxes associated with the agreed upon adjustment and to pursue such other actions as appropriate. These activities had no impact on our 2008 or 2009 results.

In January 2007, the IRS began an examination of tax years 2004 through 2006. For tax years 2007, 2008 and 2009, we participated in the IRS’s Compliance Assurance Program, or CAP. Under CAP, the IRS assigns an examination team to review completed transactions contemporaneously during these tax years in order to reach agreement with us on how they should be reported in the tax return. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax returns are filed. It is management’s expectation that this program will shorten the time period between the filing of our federal income tax returns and the IRS’s completion of its examination of the returns.

Liquidity and Capital Resources

Extraordinary Market Conditions and their Impact on our Liquidity and Capital Resources

The Company is a wholly owned subsidiary of Pruco Life Insurance Company and indirectly owned by Prudential Financial. It is possible that we may need to rely on our parent company to meet our liquidity needs in the future.

The disruptions in the capital markets that began in the latter half of 2007, initially due to concerns over sub-prime mortgage holdings of financial institutions, accelerated to unprecedented levels in 2008, resulting in failure, consolidation, or U.S. federal government intervention on behalf of several significant financial institutions. The ensuing volatility in markets, and the adverse impact on availability and cost of credit and capital, have largely continued into 2009. We, like other financial institutions, have not been immune to these events.

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

We believe that the cash flows from our insurance and annuity operations are adequate to satisfy the current liquidity requirements of these operations, including under reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors such as future securities market conditions, changes in interest rate levels, policyholder perceptions of our financial strength, and the relative safety of competing products (including those with enhancements under Emergency Economic Stabilization Act of 2008) or EESA, each of which could lead to reduced cash inflows or increased cash outflows. In addition, market volatility can impact the level of capital required to support our businesses, particularly in our annuity business. Our cash flows from investment activities result from repayments of principal, proceeds from maturities and sales of invested assets and investment income, net of amounts reinvested. The primary liquidity risks with respect to these cash flows are the risk of default by debtors or bond insurers, our counterparties’ willingness to extend repurchase and/or securities lending arrangements, commitments to invest and market volatility. We closely manage these risks through our credit risk management process and regular monitoring of our liquidity position.

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

Gross account withdrawals amounted to approximately $60 million and $64 million for the six months ended June 30, 2009 and 2008, respectively. Because these withdrawals were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities and public equity securities. As of June 30, 2009 and December 31, 2008, our insurance operations had liquid assets of $1.025 million and $876.8 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $72 million and $78 million as of June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009, $836 million, or 88%, of the fixed maturity investments company general account portfolios were rated investment grade. The remaining $115 million, or 12%, of these fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of the Company. We manage our RBC ratio to a level consistent with a “AA” ratings objective. RBC is determined by statutory formulas that consider risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization.

As discussed above, market conditions during 2008 negatively impacted the level of our capital. In order to address these impacts on our capital, Prudential Financial undertook various initiatives to redeploy certain assets to its insurance subsidiaries from its non-insurance subsidiaries.

The level of statutory capital of the Company can be materially impacted by interest rate and equity market fluctuations, changes in the values of derivatives, the level of impairments recorded, and credit quality migration, among other items. The level of statutory capital of the Company is affected by statutory accounting rules, including those for loan-backed and structured securities. Mandatory adoption of changes to the rules for loan-backed and structured securities was recently deferred until periods ending on or after September 30, 2009. Further changes to these rules by insurance regulators, or the timing of the Company’s application of these rules, are possible, given the deferral and other uncertainty around the resolution of these accounting rules.

The implementation of VACARVM, a new statutory reserve methodology for variable annuities with guaranteed benefits, effective December 31, 2009 is not expected to have a material impact on the statutory surplus of the Company. However, VACARVM is expected to result in higher statutory reserves ceded to our offshore captive reinsurance company, which we currently anticipate will increase statutory reserve credit requirements by approximately $20 million from December 31, 2008. Several strategies are currently under review to meet the increased statutory reserve credit requirement. The activities we may undertake to mitigate or address these needs include obtaining letters of credit, executing capital market strategies, or holding assets equal to the statutory reserve credit in a trust. However, our ability to successfully execute these strategies may depend on market or other conditions.

Item 3.	Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission, or “SEC,” is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2009. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), occurred during the quarter ended June 30, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to legal and regulatory actions in the ordinary course of its businesses, including class action lawsuits. Legal and regulatory actions may include proceedings relating to aspects of the businesses and operations that are specific to the Company and that are typical of the businesses in which the Company operates. Class action and individual lawsuits may involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payment and procedures, premium charges, and policy servicing. The Company may also be subject to litigation arising out of its general business activities, such as its investments and third party contracts. In certain of these matters, plaintiffs may seek large and/or indeterminate amounts, including punitive or exemplary damages.

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

Our results of operations have been materially adversely affected by conditions in the global financial markets and the economy generally, both in the U.S. and elsewhere around the world. The global financial markets have experienced extreme stress since the second half of 2007. Volatility and disruption in the global financial markets reached unprecedented levels in the post World War II period. The availability and cost of credit has been materially affected. These factors, combined with economic conditions in the U.S. including depressed home and commercial real estate prices and increasing foreclosures, falling equity market values, declining business and consumer confidence and rising unemployment, have precipitated a severe economic recession and fears of even more severe and prolonged adverse economic conditions.

Due to the economic environment, the global fixed-income markets have experienced both extreme volatility and limited market liquidity conditions, which has affected a broad range of asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Global equity markets have also been experiencing heightened volatility. These events have had and may continue to have an adverse effect on us. Our revenues are likely to decline in such circumstances, the cost of meeting our obligations to our customers may increase, and our profit margins would likely erode. In addition, in the event of a prolonged or severe economic downturn, we could incur significant losses in our investment portfolio.

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

Markets in the United States and elsewhere have experienced extreme and unprecedented volatility and disruption, with adverse consequences to our liquidity, access to capital and cost of capital. Market conditions such as we have experienced since the second half of 2007 may significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital, including capital that may be required by our subsidiaries.

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

The Risk Based Capital, or RBC, ratio is the primary measure by which we evaluate our capital adequacy. We manage our RBC ratio to a level consistent with a “AA” ratings objective; however, rating agencies take into account a variety of factors in assigning ratings in addition to RBC levels. RBC is determined by statutory rules that consider risks related to the type and quality of the invested assets, insurance-related risks associated with our products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of our statutory capitalization. Subsequent to September 30, 2008 market conditions negatively impacted our level of capital and caused Prudential Financial to take capital management actions to maintain capital consistent with these ratings objectives, which included redeployment of financial resources from internal sources. The RBC ratio is an annual calculation; however, based upon June 30, 2009 amounts, the RBC for Prudential Insurance and our other domestic life insurance subsidiaries would exceed the minimum level required by applicable insurance regulations. The level of statutory capital of our domestic life insurance subsidiaries is affected by the statutory account rules for loan-backed and structured securities. Mandatory adoption of changes to these rules was recently deferred until periods ending on or after September 30, 2009. Further changes to these rules by insurance regulators, or the timing of the Company’s application of these rules, are possible, given the deferral and other uncertainty around the resolution of these accounting rules.

Disruptions in the capital markets could adversely affect our ability to access sources of liquidity, as well as threaten to reduce our capital below a level that is consistent with our existing ratings objectives. Therefore, we may need to take additional actions, which may include but are not limited to: (1) additional capital management activities; (2) accelerating or restructuring loans extended to affiliates; (3) further access to external sources of capital; (4) limiting or curtailing sales of certain products and/or restructuring existing products; (5) undertaking asset sales or internal asset transfers; and (6) seeking temporary or permanent changes to regulatory rules. Certain of these actions could require regulatory approval or have economic costs associated with them.

Governmental actions in response to the current financial crisis may not be effective and could subject us to additional regulation. Participation by us in certain of these governmental programs could also result in limitations or restrictions on our businesses or otherwise restrict our flexibility.

In response to the market dislocation affecting the banking system and financial markets, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008, or EESA, into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. On October 14, 2008, the U.S. Treasury announced that it would use EESA authority to invest an aggregate of $250 billion (of the first $350 billion released under EESA) in capital issued by qualifying U.S. financial institutions under the U.S. Treasury’s Capital Purchase Program, which is part of the Troubled Asset Relief Program, or TARP. The TARP Capital Purchase Program involves the issuance by qualifying institutions of preferred stock and warrants to purchase common stock to the U.S. Treasury. On June 1, 2009, we announced that, after conducting a thorough review, we would not participate in the TARP Capital Purchase Program. Concurrently, with the announcement of the TARP Capital Purchase Program in coordination with the U.S. Treasury, the Federal Deposit Insurance Corporation, or FDIC announced the Temporary Liquidity Guarantee Program, through which it guarantees certain newly issued senior unsecured debt issued by FDIC insured institutions and their qualifying holding companies, as well as funds over $250,000 in non-interest-bearing transaction deposit accounts. In addition, since March 2008, the Federal Reserve has created several lending facilities to stabilize financial markets including the Term Asset-Backed Securities Loan Facility, or TALF. The TALF is designed to provide secured financing for certain types of asset-backed securities, including (as of July 2009) certain high-quality commercial mortgage-backed securities issued before January 1, 2009.

On February 10, 2009, the U.S. Treasury announced a Financial Stability Plan to build upon existing programs and earmark the second $350 billion of funds that were authorized under the EESA and released in January 2009. The elements of the Financial Stability Plan, as described by the U.S. Treasury, are a Capital Assistance Program and Financial Stability Trust to make capital available to financial institutions through additional purchases of preferred stock, a Public-Private Investment Program, or PPIP, to buy legacy loans and assets from financial institutions, a Consumer and Business Lending Initiative to restart securitization markets for loans to consumers and businesses by expanding upon TALF, and a comprehensive housing program to, among other things, help reduce mortgage payments and interest rates. The U.S. Treasury has stated that the Financial Stability Plan will require high levels of transparency and accountability standards and dividend, acquisition and executive compensation restrictions for financial institutions that receive government assistance going forward.

In the first and second quarter of 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced details regarding the PPIP. The PPIP has two separate parts to address the problem of “legacy assets” — real estate loans held directly on the books of banks (“legacy loans”) and securities backed by loan portfolios (“legacy securities”). Under the Legacy Loans Program portion of the PPIP, the U.S. Treasury will invest alongside private investors in individual investment funds referred to as Public-Private Investment Funds, which will purchase eligible asset pools from depository institutions and the FDIC on a discrete basis. The FDIC will provide a guarantee for the debt financing issued by the Public-Private Investment Funds to fund the asset purchases. The FDIC has stated that it plans to test the funding mechanism contemplated by the Legacy Loan Program during the summer of 2009, but an official commencement date for the program has not been announced. Under the Legacy Securities Program, the U.S. Treasury will co-invest with, and provide leverage to, pre-approved asset managers to support the market for certain legacy securities. Legacy securities eligible for the program include commercial mortgage backed and residential mortgage backed securities originated prior to 2009 with a rating of AAA at the time of origination.

Our ultimate parent, Prudential Financial applied in October 2008 to participate in the TARP Capital Purchase Program, and in May 2009 received preliminary approval from the U.S. Treasury to participate in the Program. However, on June 1, 2009 the Company announced that it would not participate in the Capital Purchase Program.

In the second half of 2009, Prudential Financial participated in TALF as an eligible borrower. As of June 30, 2009, Prudential Financial had $1,250 million of securities purchased under TALF that are reflected within “Other trading account assets” and received secured financing from the Federal Reserve of $1,167 million related to the purchase of these securities that is reflected within “long-term debt.” Prudential Financial also continue to evaluate participation in other government sponsored programs for which we may be eligible.

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

On June 17, 2009, the Obama Administration announced proposals to reform the national regulation of various financial institutions. Depending on the manner of adoption of these or other proposals, we could become subject to increased federal regulation, either as a bank holding company or a “Tier 1 financial holding company”. Such regulation could involve higher capital requirements, limits on business activities, limits on leverage and other regulatory supervision, including by the Board of Governors of the Federal Reserve System. We cannot predict the form in which such proposals will be adopted (if at all) or their applicability to or effect on our business, financial condition or results of operations.

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

•

We have significant investment and derivative portfolios, including but not limited to corporate and asset-backed securities, equities and commercial real estate. Economic conditions as well as adverse capital market conditions, including but not limited to a lack of buyers in the marketplace, volatility, credit spread changes, benchmark interest rate changes, and declines in value of underlying collateral will impact the credit quality, liquidity and value of our investments and derivatives, potentially resulting in higher capital charges and unrealized or realized losses, the latter especially if we were to need to sell a significant amount of investments under such conditions. For example, a widening of credit spreads, increases the net unrealized loss position of our investment portfolio and may ultimately result in increased realized losses. Values of our investments and derivatives can also be impacted by reductions in price transparency, changes in assumptions or inputs we use in estimating fair value and changes in investor confidence and preferences, potentially resulting in higher realized or unrealized losses. Volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our results of operations or financial condition and in certain cases under U.S. GAAP such period to period changes in the value of investments are not recognized in our results of operations or consolidated statements of financial condition.

•

Regardless of market conditions, certain investments we hold, including private bonds and commercial mortgages are relatively illiquid. If we needed to sell these investments, we may have difficulty doing so in a timely manner at a price that we could otherwise realize.

As described above, the period since the second half of 2007 has been characterized by extreme adverse market and economic conditions. The foregoing risks are even more pronounced in these unprecedented market and economic conditions.

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

We may be required to accelerate the amortization of deferred policy acquisition costs, or DAC, or recognize impairment in the value of certain investments, or be required to establish a valuation allowance against deferred income tax assets, any of which could adversely affect our results of operations and financial condition.

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

Both Prudential Financial’s and Prudential Funding’s commercial paper programs were granted approval to participate in the Federal Reserve’s Commercial Paper Funding Facility, or CPFF, during the fourth quarter of 2008. Commercial paper issuers must maintain ratings of at least A-1/P-1/F-1 by two rating agencies in order to be eligible for CPFF. On February 19, 2009, Prudential Financial’s commercial paper rating was downgraded by Fitch from F1 to F2 and, consequently, as of that date, Prudential Financial was no longer eligible to issue commercial paper under the CPFF. As of the date of this filing, Prudential Funding’s commercial paper is rated A-1+/P-1/F1; however, as noted above, on March 18, 2009, Moody’s placed Prudential Funding’s commercial paper rating on review for possible downgrade and the Fitch rating has a negative outlook. If Prudential Funding fails to maintain the required A-1/P-1/F1 ratings by at least two rating agencies, its program would no longer be eligible for CPFF, and we would lose our access to CPFF completely.

Prudential Insurance has been a member of the Federal Home Loan Bank of New York, or FHLBNY since June 2008. Membership allows Prudential Insurance to participate in FHLBNY’s product line of financial services, including collateralized advances, collateralized funding agreements, and general asset/liability management that can be used for liquidity management and as an alternative source of funding. Under FHLBNY guidelines, if Prudential Insurance’s claims-paying ratings decline below certain levels, and the FHLBNY does not receive written assurance from the New Jersey Department of Banking and Insurance regarding Prudential Insurance’s solvency, new borrowings from the FHLBNY would be limited to a term of 90 days or less. Although Prudential Insurance’s ratings are currently at or above the required minimum levels, there can be no assurance the ratings will remain at these levels in the future.

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

however, our ability to successfully execute these strategies may depend on market conditions. Further, we have $300 million currently available under our XXX notes facility. Absent any successful mitigation efforts and assuming full usage of the XXX notes facility, we currently believe that our financing need for 2009 could be up to $200 million for XXX and AXXX combined, but this amount may fluctuate due to changes in market conditions or product sales. If we are unsuccessful in satisfying or mitigating this strain as a result of market conditions or otherwise, this financing need could have an adverse effect on our overall liquidity and capital and could require us to increase prices and/or reduce our sales of term or universal life products.

Losses due to defaults by others, including issuers of investment securities or reinsurance, bond insurers and derivative instrument counterparties, downgrades in the ratings of securities we hold or of bond insurers, insolvencies of insurers in jurisdictions where we write business, and other factors affecting our counterparties or the value of their securities could adversely affect the value of our investments, the realization of amounts contractually owed to us, result in assessments or additional statutory capital requirements or reduce our profitability or sources of liquidity.

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

Intense competition, including the impact of government sponsored programs and other actions on us and our competitors, could adversely affect our ability to maintain or increase our market share or profitability.

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

Congress, as well as state and local governments, also considers from time to time legislation that could increase the amount of corporate taxes we pay. For example, changes in the law relating to tax reserving methodologies for term life or universal life insurance policies with secondary guarantees could result in higher corporate taxes. If such legislation is adopted our consolidated net income could decline.

The U.S. Treasury Department and the Internal Revenue Service have indicated that they intend to address through regulations the methodology to be followed in determining the dividends received deduction, or DRD, related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and expected amount determined using the federal statutory tax rate of 35%. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulations or legislation, could increase our actual tax expense and reduce our consolidated net income.

On May 11, 2009, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, the “General Explanations of the Administration’s Revenue Proposals” includes proposals which if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would affect the treatment of corporate owned life insurance policies, or COLIs, by limiting the availability of certain interest deductions for companies that purchase those policies. The proposals would also change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, that is eligible for the DRD. If proposals of this type were enacted, the Company’s sale of COLI, variable annuities, and variable life products could be adversely affected and the Company’s actual tax expense could increase, reducing earnings.

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

Insurance regulators, as well as industry participants, have also begun to consider potentially significant changes in the way in which statutory reserves and statutory capital are determined, particularly for products with embedded options and guarantees. New regulatory capital requirements have already gone into effect for variable annuity products and new reserving requirements for these products are scheduled to be implemented as of the end of 2009. The timing of, and extent of, such changes to the statutory reporting framework are uncertain; however, the result could be increases to statutory reserves and capital, and an adverse effect on our products, sales and operating costs.

In view of recent events involving certain financial institutions, it is likely that the U.S. federal government will heighten its oversight of companies in the financial services industry such as us, including broad regulations intended to address systemic risks to the financial system. In June 2009 as part of the regulatory reform proposals on financial institutions, the Obama Administration proposed the creation of an Office of National Insurance within the U.S. Treasury. The Administration has proposed that the role of the Office of National Insurance would be to monitor the insurance industry, designate insurers or their affiliates as entities subject to regulation as “Tier 1 financial holding companies”, as discussed in the [first] risk factor above, and gather information, develop expertise, negotiate international agreements, and coordinate policy in the insurance sector. We cannot predict whether this or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business, financial condition or results of operations. Significant regulatory changes are under consideration in other jurisdictions as well, as they consider their responses to current financial industry issues.

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

•

Pandemic disease, caused by a virus such as H5N1, the “avian flu” virus, or H1N1, the “swine flu” virus, could have a severe adverse effect on our business. The potential impact of such a pandemic on our results of operations and financial position is highly speculative, and would depend on numerous factors, including: in the case of the avian flu virus, the probability of the virus mutating to a form that can be passed easily from human to human; the effectiveness of vaccines and the rate of contagion; the regions of the world most affected; the effectiveness of treatment for the infected population; the rates of mortality and morbidity among various segments of the insured versus the uninsured population; the collectability of reinsurance; the possible macroeconomic effects of a pandemic on the Company’s asset portfolio; the effect on lapses and surrenders of existing policies, as well as sales of new policies; and many other variables.

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

Date: August 14, 2009