Form 10-Q
period 2009-09-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2009-11-13
CIK 1038509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES        NO  X

As of November 13, 2009, 400,000 shares of the Registrant’s Common Stock (par value $5), were outstanding. As of such date, Pruco Life Insurance Company, an Arizona company and an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey Corporation, owned all of the Registrant’s Common Stock.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H)(1)(a) and (b) on Form 10-Q and is therefore filing this Form with the reduced disclosure format.

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets, particularly in light of severe economic conditions and the severe stress experienced by the global financial markets since the second half of 2007; (2) interest rate fluctuations; (3) re-estimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs; (6) changes in our claims-paying ratings; (7) investment losses, defaults and counterparty non-performance; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) fluctuations in foreign currency exchange rates and foreign securities markets; (11) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (12) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (13) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (14) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (15) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (16) changes in assumptions for retirement expense. As noted above, the period since the second half of 2007 has been characterized by extreme adverse market and economic conditions. The foregoing risks are even more pronounced in these unprecedented market and economic conditions. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 for discussion of certain risks relating to our businesses and investment in our securities.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Financial Position

As of September 30, 2009 and December 31, 2008 (in thousands, except share amounts)

	September 30, 2009	December 31, 2008
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2009: $908,263; 2008: $865,995)	$933,434	$796,022
Equity securities available for sale, at fair value (cost, 2009: $4,143; 2008: $4,143)	3,672	2,809
Policy loans	169,170	169,924
Short term investments	26,358	8,137
Commercial mortgage loans	168,779	147,395
Other long term investments	9,221	7,797

Total investments	1,310,634	1,132,084
Cash and cash equivalents	93,744	69,811
Deferred policy acquisition costs	296,654	326,806
Accrued investment income	14,286	15,025
Reinsurance recoverables	323,975	301,336
Receivables from parent and affiliates	59,752	50,377
Deferred sales inducements	27,453	28,014
Other assets	34,144	4,226
Separate account assets	2,954,815	2,306,566

TOTAL ASSETS	$5,115,457	$4,234,245

LIABILITIES AND EQUITY
Liabilities
Policyholders’ account balances	1,003,453	910,344
Future policy benefits and other policyholder liabilities	470,310	458,129
Cash collateral for loaned securities	9,116	16,131
Securities sold under agreements to repurchase	2,985	22,496
Income taxes payable	97,542	66,793
Short term debt to affiliates	-	100
Payable to parent and affiliates	23,549	9,822
Other liabilities	56,616	29,546
Separate account liabilities	2,954,815	2,306,566

Total liabilities	$4,618,386	$3,819,927

Commitments and Contingent Liabilities (See Note 6)

Equity
Common stock, $5 par value 400,000 shares, authorized; issued and outstanding;	2,000	2,000
Additional Paid-in capital	168,998	168,998
Retained earnings	316,698	273,964
Accumulated other comprehensive income (loss)	9,375	(30,644)

Total equity	497,071	414,318

TOTAL LIABILITIES AND EQUITY	$5,115,457	$4,234,245

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Operations and Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2009 and 2008 (in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
REVENUES

Premiums	$3,881	$2,646	$11,517	$10,259
Policy charges and fee income	15,034	19,615	44,685	55,818
Net investment income	17,655	16,470	52,626	50,774
Asset administration fees	1,931	2,233	4,887	5,820
Other income	1,258	1,316	3,562	3,823
Realized investment gains/(losses), net;

Other-than-temporary impairments on fixed maturity securities	(36)	(418)	(13,965)	(7,286)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	(1,354)	-	8,670	-
Other realized investment gains (losses), net	3,373	(2,924)	10,453	(4,586)

Total realized investment gains (losses), net	1,983	(3,342)	5,158	(11,872)

Total revenues	41,742	$38,938	$122,435	$114,622

BENEFITS AND EXPENSES

Policyholders’ benefits	3,880	8,166	17,535	18,715
Interest credited to policyholders’ account balances	8,702	7,963	29,820	22,963
Amortization of deferred policy acquisition costs	(5,986)	5,278	15,827	22,597
General, administrative and other expenses	5,166	5,725	13,360	16,008

Total benefits and expenses	11,762	27,132	76,542	80,283

Income from operations before income taxes	29,980	11,806	45,893	34,339

Income tax expense	3,226	1,978	6,891	7,740

NET INCOME	26,754	9,828	39,002	26,599

Change in net unrealized investment gains (losses) and changes in foreign currency transaction, net of taxes (1)	21,401	(10,751)	40,018	(18,871)

COMPREHENSIVE INCOME (Loss)	$48,155	$(923)	$79,020	$7,728

(1) Amounts are net of tax expense of $12 million and $6 million for the three months ended September 30, 2009 and 2008, respectively. Amounts are net of tax expense of $22 and $10 million for the nine months ended September 30, 2009 and 2008, respectively.

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statement of Equity

Nine Months Ended September 30, 2009 and 2008 (in thousands)

				Accumulated Other Comprehensive Income Gain (Loss)

	Common Stock	Additional Paid–in Capital	Retained Earnings	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Loss)	Total Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2008	$2,000	$168,998	$273,964	$ 26	($30,670)	($30,644)	$414,318

Net Income	-	-	39,002				39,002

Change in foreign currency translation adjustments, net of taxes	-	-		58		58	58

Impact of adoption of new guidance for other-than-temporary impairments of debt securities, net of taxes	-	-	3,732		(3,732)	(3,732)	-

Change in net unrealized investment gains, net of taxes	-	-			43,693	43,693	43,693

Balance, September 30, 2009	$ 2,000	$168,998	$316,698	$ 84	$ 9,291	$9,375	$497,071

				Accumulated Other Comprehensive Income (Loss)

	Common Stock	Additional Paid–in Capital	Retained Earnings	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Loss)	Total Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2007	$2,000	$168,998	$252,259	$108	$3,074	$3,182	$426,439

Net income	-	-	26,599	-	-	-	26,599
Change in foreign currency translation adjustments, net of taxes	-	-	-	(69)	-	(69)	(69)
Change in net unrealized investment (losses), net of taxes	-	-	-	-	(18,802)	(18,802)	(18,802)

Balance, September 30, 2008	$2,000	$168,998	$278,858	$39	($15,728)	($15,689)	$434,167

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Cash Flows

Nine Months Ended September 30, 2009 and 2008 (in thousands)

	Nine months ended, September 30
	2009	2008
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:

Net income	$39,002	$26,599
Adjustments to reconcile net income to net cash (used in) from operating activities:
Policy charges and fee income	(12,939)	(10,138)
Interest credited to policyholders’ account balances	29,820	22,963
Realized investment (gains) losses, net	(5,158)	11,872
Amortization and other non-cash items	(511)	(776)
Change in:
Future policy benefits and other insurance liabilities	23,687	70,446
Reinsurance recoverable	(22,639)	(61,936)
Accrued investment income	739	(95)
Receivable from parent and affiliates	(10,731)	(2,246)
Payable to parent and affiliates	13,727	(1,037)
Deferred policy acquisition costs	(25,101)	(15,717)
Income taxes payable	7,191	(6,061)
Deferred sales inducements	(6,517)	(6,145)
Other, net	(5,974)	(5,529)

Cash Flows (Used In) From Operating Activities	24,596	22,200

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	184,655	215,427
Policy loans	15,532	13,577
Commercial mortgage loans	9,636	2,048
Equity securities, available for sale	-	-
Payments for the purchase of:
Fixed maturities, available for sale	(228,642)	(188,523)
Policy loans	(9,359)	(11,290)
Commercial mortgage loans	(31,606)	(43,568)
Equity securities, available for sale	-	-
Notes receivable from parent and affiliates, net	(2,043)	(1,605)
Other long-term investments, net	920	(2,143)
Short-term investments, net	(18,214)	(2,797)

Cash Flows (Used In) Investing Activities	(79,121)	(18,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	134,231	129,848
Policyholders’ account withdrawals	(28,535)	(73,315)
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(26,526)	13,820
Net change in financing arrangements (maturities 90 days or less)	(712)	(33,071)

Cash Flows From Financing Activities	78,458	37,282

Net increase (decrease) in cash and cash equivalents	23,933	40,608
Cash and cash equivalents, beginning of year	69,811	33,185

CASH AND CASH EQUIVALENTS, END OF PERIOD	$93,744	$73,793

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (received)	$(300)	$13,800

Interest paid	$7	$556

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

1.	BUSINESS AND BASIS OF PRESENTATION

Pruco Life Insurance Company of New Jersey, or the “Company,” is a wholly owned subsidiary of the Pruco Life Insurance Company, or “Pruco Life,” which in turn is a wholly owned subsidiary of The Prudential Insurance Company of America, or “Prudential Insurance.” Prudential Insurance is an indirect wholly owned subsidiary of Prudential Financial, Inc., or “Prudential Financial.”

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or “U.S. GAAP,” on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC’). The Company has evaluated subsequent events through November 13, 2009, the date these financial statements were issued as part of this Quarterly Report on Form 10-Q. These interim financial statements are unaudited but reflect all adjustments that, in the opinion of management, are necessary to provide a fair statement of the consolidated results of operations and financial condition of the Company for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year.

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

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation. The Unaudited Interim Statement of Cash Flows for 2008 has been revised to reflect cash activities related to certain policyholders’ account deposits and withdrawals as gross and net according to the Company’s policy.

2.	ACCOUNTING POLICIES AND PRONOUNCEMENTS

Investments in Debt and Equity Securities

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available for sale” are carried at fair value. See Note 4 for additional information regarding the determination of fair value. The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments recognized in other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For asset-backed and mortgage-backed securities rated below AA, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments as well as the impact of the Company’s adoption of new authoritative guidance for the recognition and presentation of other-than-temporary impairments.” Unrealized gains and losses on fixed maturities classified as “available for sale,” net of tax, and the effect on deferred policy acquisition costs and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).”

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

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

2.	ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

Short-term investments primarily consist of investments in certain money market funds as well as highly liquid debt instruments with a maturity of greater than three months and less than twelve months when purchased. These investments are generally carried at fair value.

Realized investment gains (losses) are computed using the specific identification method. Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for net other-than temporary impairments recognized in earnings.

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

In addition, in April 2009, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for the recognition and presentation of other-than-temporary impairments for debt securities. The Company early adopted this guidance on January 1, 2009. This guidance indicates that an other-than-temporary impairment must be recognized in earnings for a debt security in an unrealized loss position when an entity either (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. Prior to the adoption of this guidance the Company was required to record an other-than-temporary impairment for a debt security unless it could assert that it had both the intent and ability to hold the security for a period of time sufficient to allow for a recovery in its’ fair value to its amortized cost basis. For all debt securities in unrealized loss positions that do not meet either of these two criteria, the guidance requires that the Company analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. The Company may use the estimated fair value of collateral as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment, an other-than-temporary impairment is recorded.

Under the authoritative guidance for the recognition and presentation of other-than-temporary impairments, when an other-than-temporary impairment of a debt security has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, the other-than-temporary impairment recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For other-than-temporary impairments of debt securities that do not meet these two criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and its net present value calculated as described above. Any difference between the fair value and the net present value of the debt security at the impairment measurement date is recorded in “Other comprehensive income (loss).” Unrealized gains or losses on securities for which an other-than-temporary impairment has been recognized in earnings is tracked as a separate component of “Accumulated other comprehensive income (loss).” Prior to the adoption of this guidance in 2009, an other-than-temporary impairment recognized in earnings for debt securities was equal to the total difference between amortized cost and fair value at the time of impairment.

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

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

2.	ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

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

Derivatives are used to manage the characteristics of the Company’s asset/liability mix and to manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to seek to reduce exposure to interest rate and foreign currency risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred.

Derivatives are recorded as assets, within “Other long-term investments,” in the Statement of Financial Position, except for embedded derivatives, which are recorded in the Statement of Financial Position with the associated host contract. The Company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement has been executed. As discussed in detail below and in Note 5, all realized and unrealized changes in fair value of derivatives, with the exception of the effective portion of cash flow hedges, are recorded in current earnings. Cash flows from these derivatives are reported in the operating and investing activities section in the Statements of Cash Flows.

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

If it is determined that a derivative no longer qualifies as an effective fair value or cash flow hedge, or management removes the hedge designation, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in “Realized investment gains (losses), net.” The asset or liability under a fair value hedge will no longer be adjusted for changes in fair value and the existing basis adjustment is amortized to the income statement line associated with the asset or liability. The component of “Accumulated other comprehensive income (loss)” related to discontinued cash flow hedges is amortized to the income statement line associated with the hedged cash flows consistent with the earnings impact of the original hedged cash flows.

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

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

2.	ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

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

As discussed above, the completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. As such, the third quarter of 2009 benefited from a reduction to the liability for unrecognized tax benefits and interest of $2 million related to tax years prior to 2002 as a result of the expiration of the statute of limitations for the 2003 tax year. The second quarter of 2009 benefited from a reduction to the liability for unrecognized tax benefits and interest of $1 million related to tax years prior to 2002 as a result of the expiration of the statute of limitations for the 2002 tax year.

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2008 and current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

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

In December 2006, the IRS completed all fieldwork with respect to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of an industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 tax years, the Company has agreed to such adjustment. The report, with the adjustment to the DRD, was submitted to the Joint Committee on Taxation in October 2008. The Company was advised on January 2, 2009 that the Joint Committee completed its consideration of the report and has taken no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a refund was received in February 2009. The Company believes that its return position with respect to the calculation of the DRD is technically correct. Therefore, the Company filed a protective refund claim on October 1, 2009 to recover the taxes associated with the agreed upon adjustment and intends to pursue such other actions as appropriate. These activities had no impact on the Company’s 2008 or 2009 results.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

2.	ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

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

Accounting Pronouncements Adopted

In June 2009, the FASB issued authoritative guidance for, and on July 1, 2009 launched, the FASB’s Accounting Standards Codification TM as the source of authoritative U.S. GAAP to be applied by nongovernmental entities. The Codification is not intended to change U.S. GAAP but is a new structure which takes accounting pronouncements and organizes them by accounting topic. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company’s adoption of this guidance effective for the interim reporting period ending September 30, 2009 impacts the way the Company references U.S. GAAP accounting standards in the financial statements.

In May 2009, the FASB issued authoritative guidance for subsequent events, which addresses the accounting for and disclosure of subsequent events not addressed in other applicable generally accepted accounting principles, including disclosure of the date through which subsequent events have been evaluated. This guidance is effective for interim or annual periods ending after June 15, 2009. The Company’s adoption of this guidance effective with the interim period ending June 30, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations. The required disclosure of the date through which subsequent events have been evaluated is provided in Note 1.

In April 2009, the FASB revised the authoritative guidance for disclosures about fair value of financial instruments. This new guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also amends the disclosure requirements. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance effective with the interim period ending June 30, 2009. The required disclosures are provided in Note 4.

In April 2009, the FASB revised the authoritative guidance for the recognition and presentation of other-than-temporary impairments. This new guidance amends the other-than-temporary impairment guidance for debt securities and expands the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance also requires that the required annual disclosures for debt and equity securities be made for interim reporting periods. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company early adopted this guidance effective January 1, 2009, which resulted in a net after-tax increase to retained earnings and decrease to accumulated other comprehensive income (loss) of $3.7 million. The disclosures required by this new guidance are provided in Note 3.

In April 2009, the FASB revised the authoritative guidance for fair value measurements and disclosures to provide guidance on (1) estimating the fair value of an asset or liability if there was a significant decrease in the volume and level of trading activity for these assets or liabilities, and (2) identifying transactions that are not orderly. Further, this new guidance requires additional disclosures about fair value measurements in interim and annual periods. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company’s early adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations. The disclosures required by this revised guidance are provided in Note 4.

In March 2008, the FASB issued authoritative guidance for derivative instruments and hedging activities which amends and expands the disclosure requirements for derivative instruments and hedging activities by requiring companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations. The required disclosures are provided in Note 5.

In February 2008, the FASB revised the authoritative guidance for the accounting for transfers of financial assets and repurchase financing transactions. The new guidance provides recognition and derecognition guidance for a repurchase financing transaction, which is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties, that is entered into contemporaneously with or in contemplation of, the initial transfer. The guidance is effective for fiscal years beginning after November 15, 2008. The Company’s adoption of this guidance on a prospective basis effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

2.	ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

In February 2008, the FASB issued guidance which delays the effective date of the authoritative guidance related to fair value measurements and disclosures for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations.

Recent Accounting Pronouncements

In September 2009, the FASB issued updated guidance for the fair value measurement of investments in certain entities that calculate net asset value per share including certain alternative investments such as hedge funds, private equity funds, and venture capital funds. This guidance allows companies to determine the fair value of such investments using net asset value (“NAV”) as a practical expedient if the fair value of the investment is not readily determinable and the investee entity issues financial statements in accordance with measurement principles for investment companies. Use of this practical expedient is prohibited if it is probable the investment will be sold at something other than NAV. This guidance also requires new disclosures for each major category of alternative investments. It is effective for the first annual or interim reporting period ending after December 15, 2009, with early application permitted. The Company will adopt this guidance effective December 31, 2009. The Company is currently assessing the impact of this guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

In August 2009, the FASB issued updated guidance for the fair value measurement of liabilities. This guidance includes techniques for measuring fair value when a quoted price in an active market for the identical liability is not available and clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of its fair value. This guidance is effective for the first reporting period (including interim periods) beginning after issuance. The Company will adopt this guidance effective with the annual reporting period ended December 31, 2009. The Company is currently assessing the impact of this guidance on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

In June 2009, the FASB issued authoritative guidance which changes the analysis required to determine whether or not an entity is a variable interest entity (“VIE”). In addition, the guidance changes the determination of the primary beneficiary of a VIE from a quantitative to a qualitative model. Under the new qualitative model, the primary beneficiary must have both the ability to direct the activities of the VIE and the obligation to absorb either losses or gains that could be significant to the VIE. This guidance also changes when reassessment is needed, as well as requiring enhanced disclosures, including the effects of a company’s involvement with a VIE on its financial statements. This guidance is effective for interim and annual reporting periods beginning after November 15, 2009. The Company will adopt this guidance effective January 1, 2010. The Company is currently assessing the impact of this guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

In June 2009, the FASB issued authoritative guidance which changes the accounting for transfers of financial assets, and is effective for transfers of financial assets occurring in interim and annual reporting periods beginning after November 15, 2009. It removes the concept of a qualifying special-purpose entity (“QSPE”) from the guidance for transfers of financial assets and removes the exception from applying the guidance for consolidation of variable interest entities to qualifying special-purpose entities. It changes the criteria for achieving sale accounting when transferring a financial asset and changes the initial recognition of retained beneficial interests. The guidance also defines “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. Disclosure provisions will be applied to transfers that occurred both before and after January 1, 2010. The Company will adopt this guidance effective January 1, 2010. The Company is currently assessing the impact of this guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

3. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
			(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$68,260	$1,853	$53	$70,060
Foreign government bonds	17,426	1,266	-	18,692
Corporate securities	541,672	25,905	5,307	562,270
Asset-backed securities(1)	71,641	1,453	7,919	65,175
Commercial mortgage-backed securities	94,139	2,416	837	95,718
Residential mortgage-backed securities (2)	115,125	6,811	417	121,519

Total fixed maturities, available for sale	$908,263	$39,704	$14,533	$933,434

Equity securities, available for sale	$4,143	$135	$606	$3,672

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$30,556	$3,721	$-	$34,277
Foreign government bonds	9,391	573	7	9,957
Corporate securities	498,380	3,203	49,346	452,237
Asset-backed securities	103,724	1,582	18,827	86,479
Commercial mortgage-backed securities	104,156	157	15,110	89,203
Residential mortgage-backed securities	119,788	5,064	983	123,869

Total fixed maturities, available for sale	$865,995	$14,300	$84,273	$796,022

Equity securities, available for sale	$4,143	$-	$1,334	$2,809

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

3.	INVESTMENTS (continued)

The amortized cost and fair value of fixed maturities by contractual maturities at September 30, 2009, is as follows:

	Available for Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$52,325	$	53,198
Due after one year through five years	271,568		283,984
Due after five years through ten years	216,480		225,422
Due after ten years	86,985		88,418
Asset-backed securities	71,641		65,175
Commercial mortgage-backed securities	94,139		95,718
Residential mortgage-backed securities	115,125		121,519

Total	$908,263	$	933,434

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

The following table depicts the sources of fixed maturity proceeds and related gross investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

	(in thousands)
Fixed maturities, available for sale:

Proceeds from sales	$33,215	$21,258	$47,251	$111,755

Proceeds from maturities/repayments	$95,540	$29,037	$162,795	$110,413

Gross investment gains from sales, prepayments and maturities	$584	$78	$683	$783

Gross investment losses from sales and maturities	$(129)	$(99)	$(2,929)	$(2,539)

Fixed maturity and equity security impairments:
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(1,390)	$(418)	$(5,295)	$(7,286)

Write downs for other-than-temporary impairment losses on equity securities	-	-	-	-

1) Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

3. INVESTMENTS (continued)

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

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI
(in thousands)
Balance, December 31, 2008	$-
Credit losses remaining in retained earnings related to adoption of new accounting guidance on January 1, 2009	2,361
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(330)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	-
Credit loss impairment recognized in the current period on securities not previously impaired	2,557
Additional credit loss impairments recognized in the current period on securities previously impaired	2,283
Increases due to passage of time on previously recorded credit losses	445
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	36

Balance, September 30, 2009	$7,352

(1)

Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI
(in thousands)
Balance, June 30, 2009	$5,862
Credit losses remaining in retained earnings related to adoption of new accounting guidance on January 1, 2009	-
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(223)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	-
Credit loss impairment recognized in the current period on securities not previously impaired	84
Additional credit loss impairments recognized in the current period on securities previously impaired	1,307
Increases due to passage of time on previously recorded credit losses	324
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(2)

Balance, September 30, 2009	$7,352

(1)

Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Net Investment Income

Net investment income for the three months and nine months ended September 30, 2009 and 2008 was from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)

Fixed maturities, available for sale	$13,311	$12,257	$39,990	$38,691
Equity securities, available for sale	53	61	170	195
Commercial mortgage and other loans	2,666	2,242	7,175	6,021
Policy loans	2,317	2,299	6,868	6,852
Short-term investments and cash equivalents	26	298	386	1,076

Other long-term investments	(46)	100	1	419

Gross investment income	18,327	17,257	54,590	53,254
Less investment expenses	(672)	(787)	(1,964)	(2,480)

Net investment income	$17,655	$16,470	$52,626	$50,774

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

3.	INVESTMENTS (continued)

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three months ended September 30, 2009 and 2008 were from the following sources:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2009	2008	2009	2008
		(in thousands)

Fixed maturities	(935)	(438)	(7,540)	(9,042)

Equity securities	-	-	-	-
Commercial mortgage loans	(20)	(135)	(591)	(353)
Joint ventures and limited partnerships	(113)	-	(113)	-
Derivatives	3,051	(2,769)	13,402	(2,477)
Other	-	-	-	-

Realized investment gains (losses), net	$1,983	$(3,342)	$5,158	$(11,872)

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) On Investments	Deferred Policy Acquisition Costs	Policy Holder Account Balance	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
			(in thousands)
Balance, December 31, 2008	$-	$-	$-	$-	$-
Cumulative impact of the adoption of new accounting guidance on January 1, 2009	(4,049)	290	-	1,316	(2,443)
Net investment gains (losses) on investments arising during the period	6,048	-	-	(2,117)	3,932
Reclassification adjustment for OTTI losses included in net income (1)	1,961	-	-	(686)	1,275
Reclassification adjustment for OTTI losses excluded from net income	(10,359)	-	-	3,626	(6,733)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	-	3,612	-	(1,264)	2,348
Impact of net unrealized investment (gains) losses on Policy Holder account balance	-	-	(1,434)	502	(932)

Balance, September 30, 2009	$(6,399)	$3,902	$(1,434)	$1,376	$(2,555)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

3.	INVESTMENTS (continued)

All Other Net Unrealized Investment Gains and Losses

	Net Unrealized Gains (Losses) On Investments(1)	Deferred Policy Acquisition Costs	Policy Holder Account Balance	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
			(in thousands)
Balance, December 31, 2008	$(70,920)	$41,193	$(17,457)	$16,514	$(30,670)
Cumulative impact of the adoption of new accounting guidance on January 1, 2009	(2,016)	33	-	694	(1,289)
Net investment gains (losses) on investments arising during the period	88,715	-	-	(31,050)	57,665
Reclassification adjustment for (gains) losses included in net income	5,580	-	-	(1,953)	3,627
Reclassification adjustment for OTTI losses excluded from net income (2)	10,359	-	-	(3,626)	6,733
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	-	(60,617)	-	21,216	(39,401)
Impact of net unrealized investment (gains) losses on Policy Holder account balance	-	-	23,355	(8,174)	15,181

Balance, September 30, 2009	$31,718	$(19,391)	$5,898	$(6,379)	$11,846

(1)	Include cash flow hedges. See Note 5 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	September 30, 2009	December 31, 2008
	( in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(6,399)	$—

Fixed maturity securities, available for sale – all other	$31,570	$(69,973)
Equity securities, available for sale	(471)	-
Derivatives designated as cash flow hedges(1)	(528)	-
Other investments	1,147	(947)

Net unrealized gain (losses) on investments	$25,319	$(70,920)

(1)	See Note 5 for more information on cash flow hedges.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

3.	INVESTMENTS (continued)

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2009
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
		Losses		Losses		Losses

	(in thousands)
Fixed maturities available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,096	$53	$-	$-	$2,096	$53
Obligations of U.S. states and their political subdivisions	-	-
Foreign government bonds	-	-	-	-	-	-
Corporate securities	914	137	86,679	5,170	87,593	5,307

Commercial mortgage-backed securities.	789	-	27,602	837	28,391	837
Asset-backed securities	5,617	2,609	19,046	5,310	24,663	7,919
Residential mortgage-backed securities	1,761	417	-	-	1,761	417

Total	$11,177	$3,216	$133,327	$11,317	$144,504	$14,533

Equity Securities, available for sale	$1,309	$386	$1,780	$220	$3,089	$606

	December 31, 2008
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
		Losses		Losses		Losses

	(in thousands)
Fixed maturities available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$-	$-	$-	$-	$-
Obligations of U.S. states and their political subdivisions	-	-	-	-	-	-
Foreign government bonds	1,846	7	-	-	1,846	7
Corporate securities	267,313	30,123	52,180	19,223	319,493	49,346
Commercial mortgage-backed securities	72,251	12,083	14,071	3,027	86,322	15,110

Asset-backed securities	69,126	14,593	7,000	4,235	76,125	18,827
Residential mortgage-backed securities	1,444	782	205	201	1,649	983

Total	$411,980	$57,588	$73,456	$26,686	$485,435	$84,273

Equity Securities, available for sale	$2,688	$1,334	$-	$-	$2,688	$1,334

As of September 30, 2009 and December 31, 2008, gross unrealized losses on fixed maturities and equity securities were comprised of $15 million and $84 million of gross unrealized losses and $40 million and $14 million of gross unrealized gains. Gross unrealized losses includes $12 million of gross losses that have been in such a position for twelve months or greater. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at September 30, 2009 or December 31, 2008. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At September 30, 2009, the Company does not intend to sell the security and it is not likely that the Company will be required to sell the security before the anticipated recovery of its remaining amortized cost basis.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

4.	FAIR VALUE OF ASSETS AND LIABILITIES

Fair Value Measurement – Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative guidance around fair value established a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

Level 1 - Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These generally provide the most reliable evidence and are used to measure fair value whenever available. Active markets are defined as having the following for the measured asset/liability: (i) many transactions, (ii) current prices, (iii) price quotes not varying substantially among market makers, (iv) narrow bid/ask spreads and (v) most information publicly available. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents and short term investments, equity securities and derivative contracts that are traded in an active exchange market. Prices are obtained from readily available sources for market transactions involving identical assets or liabilities.

Level 2 - Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities, short-term investments and certain cash equivalents (primarily commercial paper), and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities or through the use of valuation methodologies using observable market inputs. Prices from services are validated through comparison to trade data and internal estimates of current fair value, generally developed using market observable inputs and economic indicators.

Level 3 - Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain asset-backed securities collateralized by sub-prime mortgages as discussed below, certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, certain commercial mortgage loans and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. To the extent the internally developed valuations use significant unobservable inputs, they are classified as Level 3. As of September 30, 2009 and December 31, 2008 these over-rides on a net basis were not material.

Inactive Markets - During the second and third quarter of 2009, the Company observed that the volume and level of activity in the market for asset-backed securities collateralized by sub-prime mortgages remained at historically low levels. This stood in particular contrast to the markets for other structured products with similar cash flow and credit profiles, which experienced an increase in the level of activity beginning in the second quarter of 2009. The Company also observed significant implied relative liquidity risk premiums, yields, and weighting of “worst case” cash flows for asset-backed securities collateralized by sub-prime mortgages in comparison with our own estimates for such securities. In contrast, the liquidity of other spread-based asset classes, such as corporate bonds, high yield and consumer asset-backed securities, such as those collateralized by credit cards or autos, which were previously more correlated with sub-prime securities, improved in the second and third quarter of 2009. Based on this information, the Company concluded as of June 30, 2009 and September 30, 2009 that the market for asset-backed securities collateralized by sub-prime mortgages was inactive and also determined the pricing quotes it received were based on little, if any, market activity, calling into question their representation of observable fair value. Furthermore, the Company’s direct and indirect observations of the limited transactions that were occurring were dominated by forced liquidations or distressed sales and not executed in an orderly manner.

Based on this conclusion, in determining the fair value of certain asset-backed securities collateralized by sub-prime mortgages, the Company considered both third-party pricing information, and an internally developed price, based on a discounted cash flow model. The discount rate used in the model was based on observed spreads for other similarly structured credit markets which were active and dominated by observable orderly transactions. The Company also applied additional risk premiums to the discount rate to reflect the relative illiquidity and asset specific cash flow uncertainty associated with asset-backed securities collateralized by sub-prime mortgages. This combined security specific additional spread reflects the Company’s judgment of what an investor would demand for taking on such risks in an orderly transaction under current market conditions, and is significantly higher than would be indicative of historical spread differences between structured credit asset classes when all asset classes had active markets dominated with orderly transactions. The Company believes these estimated spreads are reflective of current market conditions in the sub-prime mortgage market and these spread estimates are further supported by their relationship to recent observations of limited transactions in sub-prime

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

4.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

securities. Using this discount rate, valuations were developed based on the expected future cash flows of the assets. In determining how much weight to place on the third-party pricing information versus our discounted cash flow valuation, the Company considered the level of inactivity and impact of disorderly transactions. The Company weighted third-party pricing information as little as 30% where it had little observable market information, and as much as 90% where more observable information was available. As a result, the Company reported fair values for these sub-prime securities which were net $4 million higher than the estimated fair values received from independent third party pricing services or brokers. The adjusted fair value of these securities was $19 million, which was reflected within Level 3 in the fair value hierarchy as of September 30, 2009, based on the unobservable inputs used in the discounted cash flow model.

Assets and Liabilities by Hierarchy Level - The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of September 30, 2009.

	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$70,059	$—	$70,059
Foreign government bonds	—	18,690	—	18,690
Corporate securities	—	560,103	2,168	562,271
Asset-backed securities	—	41,075	24,101	65,176
Commercial mortgage-backed securities	—	95,718	—	95,718
Residential mortgage-backed securities	—	121,520	—	121,520

Sub-total	—	907,165	26,269	933,434

Equity securities, available for sale	—	3,089	583	3,672
Other long-term investments	—	737	(321)	416
Short term investments	6,370	19,988	—	26,358
Cash and cash equivalents	—	93,744	—	93,744
Other assets	—	3,496	20,610	24,106

Sub-total excluding separate account assets	6,370	1,028,219	47,141	1,081,730

Separate account assets (1)	1,628,472	1,321,207	5,136	2,954,815

Total assets	$1,634,842	$2,349,426	$52,277	$4,036,545

Future policy benefits	—	—	13,973	13,973

Total liabilities	$—	$—	$13,973	$13,973

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

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

4.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Assets and Liabilities by Hierarchy Level - The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2008.

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

The methods and assumptions the Company uses to estimate fair value of assets and liabilities measured at fair value on a recurring basis are summarized as follows:

Fixed Maturity Securities - The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices from pricing services are sourced from multiple vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company generally receives prices from multiple pricing services for each security, but ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. In order to validate reasonability, prices are reviewed by internal asset managers through comparison with directly observed recent market trades and internal estimates of current fair value, developed using market observable inputs and economic indicators. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2. If the pricing information received from third party pricing services is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service. If the pricing service updates the price to be more consistent in comparison to the presented market observations, the security remains within Level 2.

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally developed valuation. As of September 30, 2009 and December 31, 2008 over-rides on a net basis were not material. Internally developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally developed valuations and non-binding broker quotes are generally included in Level 3 in our fair value hierarchy.

The fair value of private fixed maturities is primarily determined using a discounted cash flow model. In certain cases these models primarily use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model may also incorporate significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Accordingly, these securities have been reflected within Level 3. Significant unobservable inputs used include: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cashflows, default rate assumptions, liquidity assumptions, and non-binding quotes from market makers. These inputs are usually considered unobservable, as not all market participants will have access to this data.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

4.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Private fixed maturities also include debt investments in funds that, in addition to a stated coupon, pay a return based upon the results of the underlying portfolios. The fair values of these securities are determined by reference to the funds’ net asset value (NAV). Any restrictions on the ability to redeem interests in these funds at NAV are considered to have a de minimis effect on the fair value. Since the NAV at which the funds trade can be observed by redemption and subscription transactions between third parties, the fair values of these investments have been reflected within Level 2 in the fair value hierarchy.

Equity Securities - consist principally of investments in common and preferred stock of publicly traded companies, privately traded securities, as well as common stock mutual fund shares. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. Estimated fair values for most privately traded equity securities are determined using valuation and discounted cash flow models that require a substantial level of judgment. In determining the fair value of certain privately traded equity securities the discounted cash flow model may also use unobservable inputs, which reflect the Company’s assumptions about the inputs market participants would use in pricing the asset. Most privately traded equity securities are classified within Level 3. The fair values of common stock mutual fund shares that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in the fair value hierarchy. The fair values of preferred equity securities are based on prices obtained from independent pricing services and, in order to validate reasonability, are compared with directly observed recent market trades. Accordingly, these securities are generally classified within Level 2 in the fair value hierarchy.

Derivative Instruments - Derivatives are recorded at fair value either as assets, within “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts are determined based on quoted prices in active exchanges or through the use of valuation models. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, commodity prices, credit spreads, market volatility, expected returns, non-performance risk and liquidity as well as other factors. Liquidity valuation adjustments are made to reflect the cost of exiting significant risk positions, and consider the bid-ask spread, maturity, complexity, and other specific attributes of the underlying derivative position. Fair values can also be affected by changes in estimates and assumptions including those related to counterparty behavior used in valuation models.

The majority of the Company’s derivative positions are traded in the over-the-counter (OTC) derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers, non-binding broker-dealer quotations, third-party pricing vendors and/or recent trading activity. The fair values of most OTC derivatives, including interest rate and cross currency swaps, are determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, yield curves, index dividend yields, non-performance risk and volatility. The Company utilizes its own credit spread to reflect the market’s perception of its non-performance risk when determining the fair value of OTC derivative assets and liabilities. This credit spread captures the non-performance risk of the Company’s OTC derivative related assets and liabilities.

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

Derivatives that are valued based upon models with unobservable market input values or input values from less actively traded or less-developed markets are classified within Level 3 in the fair value hierarchy. Derivatives classified as Level 3 include first-to-default credit basket swaps. The fair values of first-to-default credit basket swaps are derived from relevant observable inputs such as: individual credit default spreads, interest rates, recovery rates and unobservable model-specific input values such as correlation between different credits within the same basket. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer values.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

4.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Cash Equivalents and Short-Term Investments - include money market instruments, commercial paper and other highly liquid debt instruments. Money market instruments are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The remaining instruments in the Cash Equivalents and Short-term Investments category are typically not traded in active markets; however, their fair values are based on market observable inputs and, accordingly, these investments have been classified within Level 2 in the fair value hierarchy.

Other Assets - other assets carried at fair value include reinsurance recoverables related to the reinsurance of our living benefit guarantees on certain of our variable annuities. These guarantees are described further below in “Future Policy Benefits”. The reinsurance agreements covering these guarantees are derivatives and are accounted for in the same manner as an embedded derivative.

Future Policy Benefits – The liability for future policy benefits includes general account liabilities for guarantees on variable annuity contracts, including guaranteed minimum accumulation benefits (“GMAB”), and guaranteed minimum income and withdrawal benefits (“GMIWB”), accounted for as embedded derivatives. The fair values of the GMAB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment.

The Company is also required to incorporate its own risk of non-performance in the valuation of the embedded derivatives associated with the its optional living benefit features and no lapse feature on certain universal life products. Since insurance liabilities are senior to debt, the Company believes that reflecting the claims-paying ratings of the Company’s insurance in the valuation of the liability appropriately takes into consideration the Company’s own risk of non-performance. Historically, the expected cash flows were discounted using forward LIBOR interest rates, which were commonly viewed as being consistent with AA quality claims-paying ratings. However, in light of first quarter of 2009 developments, including rating agency downgrades to the claims-paying ratings of the Company’s, the Company determined that forward LIBOR interest rates were no longer indicative of a market participant’s view of the Company’s claims-paying ability. As a result, beginning in the first quarter of 2009, to reflect the market’s perception of its non-performance risk, the Company incorporated an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features, thereby increasing the discount rate and reducing the fair value of the embedded derivative liabilities. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the claims-paying ability of the Company’s insurance, as indicated by the credit spreads associated with funding agreements issued by these affiliated companies. The Company adjusts these credit spreads to remove any liquidity risk premium. The additional spread over LIBOR incorporated into the discount rate as of September 30, 2009 generally ranged from 100 to 200 basis points for the portion of the interest rate curve most relevant to these liabilities.

Other significant inputs to the valuation models for the embedded derivatives associated with the optional living benefit features of the Company’s variable annuity products include capital market assumptions, such as interest rate and implied volatility assumptions, as well as various policyholder behavior assumptions that are actuarially determined, including lapse rates, benefit utilization rates, mortality rates and withdrawal rates. These assumptions are reviewed at least annually, and updated based upon historical experience and give consideration to any observable market data, including market transactions such as acquisitions and reinsurance transactions. Since many of the assumptions utilized in the valuation of the embedded derivatives associated with the Company’s optional living benefit features are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 in the fair value hierarchy.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

4.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Changes in Level 3 assets and liabilities - The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and nine months ended September 30, 2009, as well as the portion of gains or losses included in income for the three and nine months ended September 30, 2009 attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2009.

	Three Months Ended September 30, 2009
	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset- Backed Securities	Equity Securities, Available for Sale	Other Long-term Investments	Other Assets

	(in thousands)
Fair value, beginning of period	$1,048	$6,175	$543	$(1,414)	$21,841
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net:	(10)	(1,281)	—	1,093	(2,072)
Asset management fees and other income	—	—	—	—	—
Included in other comprehensive income (loss)	(244)	7,671	40	—	434
Net investment income	—	(86)	—	—	—
Purchases, sales, issuances, and settlements	(202)	(1,489)	—	—	407
Foreign currency translation	—	—	—	—	—
Transfers into (out of) Level 3 (2)	1,576	13,111	—	—	—

Fair value, end of period	$2,168	$24,101	$583	$(321)	$20,610

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net:	$(10)	$(1,283)	$—	$1,093	$(1,929)
Asset management fees and other income	$—	$—	$—	$—	$—
Interest credited to policyholder account	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$(247)	$7,671	$40	$—	$434

	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$5,525	$(14,200)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	1,210
Interest credited to policyholder account	(296)	—
Included in other comprehensive income	—	—
Net investment income	—	—
Purchases, sales, issuances, and settlements	—	(983)
Transfers into (out of) Level 3 (2)	(93)	—

Fair value, end of period	$5,136	$(13,973)

Unrealized gains(losses) for the period relating to those level 3 assets and liabilities that were still held by the Company at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$1,117
Interest credited to policyholder account	$(296)	$—
Included in other comprehensive income	$—	$—

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

(2)	Transfers into or out of Level 3 are generally reported as the value of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Transfers – Net transfers into Level 3 for Fixed Maturities Available for Sale totaled $14.7 million during the three months ended September 30, 2009. Transfers into Level 3 for these investments were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes when information from third party pricing services was utilized. Partially offsetting these transfers into Level 3 were transfers out of Level 3 due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

4.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	Nine Months Ended September 30, 2009
	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset- Backed Securities	Equity Securities, Available for Sale	Other Long- term Investments	Other Assets

	(in thousands)
Fair value, beginning of period	$266	$5,732	$121	$(4,272)	$58,880
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net:	(11)	(1,283)	—	3,951	(39,331)
Asset management fees and other income	—	—	—	—	—
Included in other comprehensive income (loss)	(148)	8,345	462	—	541
Net investment income	(1)	(69)	—	—	—
Purchases, sales, issuances, and settlements	(172)	(1,735)	—	—	520
Foreign currency translation	—	—	—	—	—
Transfers into (out of) Level 3 (2)	2,234	13,111	—	—	—

Fair value, end of period	$2,168	$24,101	$583	$(321)	$20,610

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net:	$(11)	$(1,283)	$—	$3,951	$(38,895)
Asset management fees and other income	$—	$—	$—	$—	$—
Interest credited to policyholder account	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$(150)	$8,345	$462	$—	$541

	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$6,494	$(63,903)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	51,728
Interest credited to policyholder account	(1,303)	—
Included in other comprehensive income	—	—
Net investment income	—	—
Purchases, sales, issuances, and settlements	38	(1,798)
Transfers into (out of) Level 3 (2)	(93)	—

Fair value, end of period	$5,136	$(13,973)

Unrealized gains(losses) for the period relating to those level 3 assets and liabilities that were still held by the Company at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$51,053
Interest credited to policyholder account	$(1,303)	$—
Included in other comprehensive income	$—	$—

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

(2)	Transfers into or out of Level 3 are generally reported as the value of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Transfers – Net transfers into Level 3 for Fixed Maturities Available for Sale totaled $15.3 million during the nine months ended September 30, 2009. Transfers into Level 3 for these investments were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes when information from third party pricing services was utilized. Partially offsetting these transfers into Level 3 were transfers out of Level 3 due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

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

	Three Months Ending September 30, 2008
	Fixed Maturities, Available For Sale	Equity Securities, Available for Sale	Other Long- term Investments	Other Assets
	(in thousands)

Fair value, beginning of period	$4,343	$447	$(1,051)	$6,425
Total gains or (losses) (realized/unrealized):	—	—	—	—
Included in earnings:	—	—	—	—
Realized investment gains (losses), net	—	—	(1,077)	7,280
Interest credited to policyholder account	—	—	—	—
Included in other comprehensive income (loss)	(182)	1	—	—
Net investment income	—	—	—	—
Purchases, sales, issuances, and settlements	4,356	—	—	333
Foreign currency translation	—	—	—	—
Transfers into (out of) Level 3 (2)	(1,949)	—	—	—

Fair value, end of period	$6,568	$448	$(2,128)	$14,038

Unrealized gains (losses) for the period relating to those level 3 assets that were still held by the Company at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$—	$—	$(907)	$7,299
Interest credited to policyholder account	$—	$—	$—	$—
Included in other comprehensive income (loss)	$(182)	$—	$—	$—

	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$7,787	$(6,508)
Total gains or (losses) (realized/unrealized):	—	—
Included in earnings:	—	—
Realized investment gains (losses), net	—	(8,399)
Interest credited to policyholder account	(237)	—
Included in other comprehensive income	—	—
Net investment income	—	—
Purchases, sales, issuances, and settlements	—	(350)
Transfers into (out of) Level 3 (2)	—	—

Fair value, beginning of period	$7,550	$(15,257)

Unrealized gains(losses) for the period relating to those level 3 assets and liabilities that were still held by the Company at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$—	$(8,422)
Interest credited to policyholder account	$(237)	$—
Included in other comprehensive income	$—	$—

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

(2)	Transfers into or out of Level 3 are generally reported as the value of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

4.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Transfers – Net transfers out of Level 3 for Fixed Maturities Available for Sale totaled $2 million during the three months ended September 30, 2008. Transfers into Level 3 for these investments were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes when information from third party pricing services was utilized. Partially offsetting these transfers into Level 3 were transfers out of Level 3 due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and nine months ending September 30, 2008, as well as the portion of gains or losses included in income for the three and nine months ended September 30, 2008, attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2008.

	Nine Months Ending September 30, 2008
	Fixed Maturities, Available For Sale	Equity Securities, Available for Sale	Other Long- term Investments	Other Assets

	(in thousands)
Fair value, beginning of period	$23,659	$2,271	$(279)	$3,079
Total gains or (losses) (realized/unrealized):	—	—	—	—
Included in earnings:	—	—	—	—
Realized investment gains (losses), net	(24)	—	(1,849)	9,969
Interest credited to policyholder account	—	—	—	—
Included in other comprehensive income (loss)	(1,693)	(95)	—	—
Net investment income	9	—	—	—
Purchases, sales, issuances, and settlements	2,323	—	—	990
Foreign currency translation	—	—	—	—
Transfers into (out of) Level 3 (2)	(17,706)	(1,728)	—	—

Fair value, end of period	$6,568	$448	$(2,128)	$14,038

Unrealized gains (losses) for period relating to those level 3 assets that were still held by the Company at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$—	$—	$(1,847)	$10,025
Interest credited to policyholder account	$—	$—	$—	$—
Included in other comprehensive income (loss)	$(283)	$—	$—	$—

	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$7,716	$(3,087)
Total gains or (losses) (realized/unrealized):	—	—
Included in earnings:	—	—
Realized investment gains (losses), net	—	(11,127)
Interest credited to policyholder account	(166)	—
Included in other comprehensive income	—	—
Net investment income	—	—
Purchases, sales, issuances, and settlements	—	(1,043)
Transfers into (out of) Level 3 (2)	—	—

Fair value, end of period	$7,550	$(15,257)

Unrealized gains (losses) for period relating to those level 3 assets and liabilities that were still held by the Company at the end of the period (3):
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

(2)	Transfers into or out of Level 3 are generally reported as the value of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

4.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Transfers – Net transfers out of Level 3 for Fixed Maturities Available for Sale totaled $19.4 million during the nine months ended September 30, 2008. Transfers into Level 3 for these investments were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes when information from third party pricing services was utilized. Partially offsetting these transfers into Level 3 were transfers out of Level 3 due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

Fair Value of Financial Instruments – The Company is required by U.S. GAAP to disclose the fair value of certain financial instruments including those that are not carried at fair value. For the following financial instruments the carrying amount equals or approximates fair value: fixed maturities classified as available for sale, trading account assets, equity securities, securities purchased under agreements to resell, short-term investments, cash and cash equivalents, accrued investment income, separate account assets, securities sold under agreements to repurchase, and cash collateral for loaned securities, as well as certain items recorded within other assets and other liabilities such as broker-dealer related receivables and payables. See Note 5 for a discussion of derivative instruments.

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

The following table discloses the Company’s financial instruments where the carrying amounts and fair values may differ:

	September 30, 2009
	Carrying Amount	Fair Value
	(in thousands)

Assets:
Commercial mortgage loans	$168,779	$165,514
Policy loans	169,170	203,678

Liabilities:
Policyholder account balances – Investment contracts	80,677	79,290

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

5.	DERIVATIVE INSTRUMENTS

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

Embedded Derivatives

The Company sells variable annuity products, which contain embedded derivatives. The Company has reinsurance agreements to transfer the risk related to some of these embedded derivatives to affiliates. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models. In the affiliates, the Company maintains a portfolio of derivative instruments that is intended to economically hedge the risks related to the reinsured products’ features. The derivatives may include, but are not limited to equity options, total return swaps, interest rate swap options, caps, floors, and other instruments. Also, some variable annuity products feature an automatic rebalancing element to minimize risks inherent in the Company’s guarantees which reduces the need for hedges.

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

	September 30, 2009			December 31, 2008
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
		(in thousands)
Qualifying Hedge Relationships
Currency/Interest Rate	$5,366	$-	(532)	$1,144	$35	$-

Total Qualifying Hedge Relationships	$5,366	$-	$(532)	$1,144	$35	$-

Non-qualifying Hedge Relationships

Interest Rate	$94,000	$2,170	$(2,642)	$-	$-	$-

Credit	33,950	3,529	(1,132)	$27,950	$3,157	$(4,272)

Currency/Interest Rate	9,115	-	(555)	$2,400	$-	$(123)

Total Non-qualifying Hedge Relationships	$137,065	$5,699	$(4,329)	$30,350	$3,157	$(4,395)

Total Derivatives (1)	$142,431	$5,699	$(4,861)	$31,494	$3,192	$(4,395)

(1) Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives as of September 30, 2009 was a liability of $17 million and a liability of $68 million as of December 31, 2008 included in future policy benefits.

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

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(in thousands)

Cash flow hedges
Currency/ Interest Rate
Net investment income	3	11
Other Income	(21)	(22)
Accumulated Other Comprehensive Income (Loss) (1)	(656)	(954)

Total cash flow hedges.	$(674)	$(965)

Non- qualifying hedges
Realized investment gains (losses)
Interest Rate	$6,876	$(1,998)

Currency/Interest Rate	(1,180)	(1,060)
Credit	209	2,593
Embedded Derivatives	(2,855)	13,867

Total non-qualifying hedges	$3,050	$13,402

Total Derivative Impact	$2,376	$12,437

(1)	Amounts deferred in Equity

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

5.	DERIVATIVE INSTRUMENTS (continued)

For the period ending September 30, 2009, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2008	$36
Net deferred losses on cash flow hedges from January 1 to September 30, 2009	(570)
Amount reclassified into current period earnings	6

Balance, September 30, 2009	$(528)

As of September 30, 2009, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 7 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges is included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Equity.

Credit Derivatives Written

The following tables set forth our exposure from credit derivatives where we have written credit protection excluding embedded derivatives contained in externally-managed investments in the European market, by NAIC rating of the underlying credits as of the dates indicated.

NAIC Designation	Rating Agency Equivalent
		September 30, 2009
		First to default Basket(1)
		Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$-	$-
2	Baa	9	-

	Subtotal Investment Grade	9	-
3	Ba	12	-
4	B	-
5	C and lower	-
6	In or near default	-

Total		$21	$-

NAIC Designation	Rating Agency Equivalent
		December 31, 2008
		First to Default Basket (1)
		Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$2	$-
2	Baa	19	(4)

	Subtotal Investment Grade	21	(4)
3	Ba	-	-
4	B	-	-
5	C and lower	-	-
6	In or near default	-	-

Total		$21	$(4)

(1) First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

5.	DERIVATIVE INSTRUMENTS (continued)

The following table sets forth the composition of credit derivatives where the Company has written credit protection excluding embedded derivatives contained in externally-managed investments in European markets, by industry category as of the dates indicated.

	September 30, 2009		December 31, 2008
Industry	Notional	Fair Value	Notional	Fair Value
	(in millions)
Corporate Securities:
First to Default Baskets(1)	$21	$-	$21	$(4)

Total Credit Derivatives	$21	$-	$21	$(4)

(1) Credit default baskets may include various industry categories.

The Company writes credit derivatives under which the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $21 million notional of credit default swap (“CDS”) selling protection at September 30, 2009. These credit derivatives generally have maturities of five years or less.

The Company holds certain externally managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these interests was $6 million at September 30, 2009 and $5 million December 31, 2008, respectively.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of September 30, 2009 the Company had $13 million of outstanding notional amounts, reported at fair value as an asset of $3 million.

Credit Risk

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial derivative transactions. Generally, the credit exposure of the Company’s over-the-counter (OTC) derivative transactions is represented by the contracts with a positive fair value (market value) at the reporting date after taking into consideration the existence of netting agreements.

The Company manages credit risk by entering into over-the-counter derivative contracts with an affiliate Prudential Global Funding, LLC. See Note 8. The Company effects exchange-traded futures transactions through regulated exchanges and these transactions are settled on a daily basis, thereby reducing credit risk exposure in the event of nonperformance by counterparties to such financial instruments.

The Company utilizes its own credit spread to reflect the market’s perception of its non-performance risk when determining the fair value of OTC derivative assets and liabilities. This credit spread captures the non-performance risk of the Company’s OTC derivative related assets and liabilities.

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

Litigation and Regulatory Matters

The Company is subject to legal and regulatory actions in the ordinary course of its businesses, including class action lawsuits. Legal and regulatory actions may include proceedings relating to aspects of the businesses and operations that are specific to the Company and that are typical of the businesses in which the Company operates. Class action and individual lawsuits may involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payment and procedures, premium charges and policy servicing. The Company may also be subject to litigation arising out of its general business activities, such as investments and third party contracts. In certain of these matters, plaintiffs may seek large and/or indeterminate amounts, including punitive or exemplary damages.

Commencing in 2003, Prudential Financial received formal requests for information from the SEC and the New York Attorney General’s Office (“NYAG”) relating to market timing in variable annuities by certain American Skandia entities. In connection with these investigations, with the approval of Skandia, an offer was made by American Skandia to the SEC and NYAG, to settle these matters by paying restitution and a civil penalty of $95 million in the aggregate. In April 2009, AST Investment Services, Inc., formerly named American Skandia Investment Services, Inc. (“ASISI”), reached a resolution of these investigations by the SEC and the NYAG into market timing related misconduct involving certain variable annuities. The settlements relate to conduct that generally occurred between January 1998 and September 2003. ASISI is an affiliate of the Company and serves as investment manager for certain investment options under the Company’s variable life insurance and annuity products. Prudential Financial acquired ASISI from Skandia Insurance Company Ltd. (publ) (“Skandia”) in May 2003. Subsequent to the acquisition, Prudential Financial implemented controls, procedures and measures designed to protect customers from the types of activities involved in these investigations. These settlements resolve the investigations by the above named authorities into these matters, subject to the settlement terms. Under the terms of the settlements, ASISI has paid a total of $34 million in disgorgement and an additional $34 million as a civil money penalty. These amounts will be paid into a Fair Fund administered by the SEC to compensate those harmed by the market timing related activities. Pursuant to the settlements, ASISI has retained, at its ongoing cost and expense, the services of an Independent Distribution consultant acceptable to the Staff of the SEC to develop a proposed plan for the distribution of Fair Fund amounts according to a methodology developed in consultation with and acceptable to the Staff. As part of these settlements, ASISI has undertaken that by the end of 2009 it will undergo a compliance review by an independent third party, who shall issue a report of its findings and recommendations to ASISI’s Board of Directors, the Audit Committee of the Advanced Series Trust Board of Trustees and the Staff of the SEC. In addition, ASISI has agreed, among other things, to continue to cooperate with the SEC and NYAG in any litigation, ongoing investigations or other proceedings relating to or arising from their investigations into these matters. Under the terms of the purchase agreement pursuant to which Prudential Financial acquired ASISI from Skandia, Prudential Financial was indemnified for the costs of the settlements.

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

Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. Amounts recoverable from reinsurers for both long and short-duration contracts are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies. The affiliated reinsurance agreements are described further in Note 8 of the Unaudited Interim Financial Statements.

Reinsurance amounts included in the Company’s Unaudited Interim Statement of Operations and Comprehensive Income for the three and nine months ended September 30, 2009 and 2008 are presented below.

	(in thousands)
	Three months		Nine months
	2009	2008	2009	2008

Gross premiums and policy charges and fee income
	$61,973	$65,095	$191,164	$189,304
Reinsurance ceded	(43,058)	(42,834)	(134,962)	(123,227)

Net premiums and policy charges and fee income	$18,915	$22,261	$56,202	$66,077

Policyholders’ benefits ceded	$26,507	$19,425	$67,930	$73,131

Realized capital (losses)/gains net, associated with derivatives	$(2,065)	$7,234	$(39,315)	$9,820

Reinsurance premiums ceded for interest-sensitive life products is accounted for as a reduction of policy charges and fee income. Reinsurance ceded for term insurance products is accounted for as a reduction of premiums.

Realized investment gains and losses include the reinsurance of the Company’s derivatives. Changes in the fair value of the embedded derivatives are recognized through “Realized investment gains(losses) net”. The Company has entered into reinsurance agreements to transfer the risk related to certain living benefit options on variable annuities to Pruco Re. These reinsurance agreements are derivatives and have been accounted for in the same manner as an embedded derivative.

Reinsurance recoverables included in the Company’s Unaudited interim Statements of Financial Position, at September 30, 2009 and December 31, 2008 were $324 million and $301 million, respectively.

The gross and net amounts of life insurance in-force as of September 30, 2009 and 2008 were as follows:

	(in thousands)
	2009	2008

Gross life insurance in-force	$93,874,702	$86,635,863
Reinsurance Ceded	(85,260,468)	(77,181,759)

Net life insurance in-force	$8,614,234	$9,454,104

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million for the three months and the nine months ended September 30, 2009 and 2008. The expense charged to the Company for the deferred compensation program was less than $1 million for the three months and the nine months ended September 30, 2009 and 2008.

The Company receives a charge to cover its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earning and length of service. While others are based on an account balance, which takes into consideration age, service and earnings during career.

Prudential Insurance sponsors voluntary savings plans for the Company’s employee’s 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged to the Company for the matching contribution to the plans was than less than $1 million for the three and the nine months ended September 30, 2009 and 2008.

The Company’s share of net expense for the pension plans was less than $1 million for the three months and the nine months ended September 30, 2009 and 2008.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

Affiliated Asset Administration Fee Income

Effective April 15, 2009, the Company amended an existing agreement to add AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, as a party whereas the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $0.2 million for the three and nine months ended September 30, 2009. These revenues are recorded as “Asset administration fees” in the unaudited interim Statements of Operations and Comprehensive Income.

Beginning October 1, 2002, in accordance with a servicing agreement with Prudential Investments LLC, the Company receives fee income from policyholder account balances invested in The Prudential Series Fund (“PSF”). These revenues are recorded as “Asset administration fees” in the Unaudited Interim Statements of Operations and Comprehensive Income.

Corporate Owned Life Insurance

The Company has sold two Corporate Owned Life Insurance, or “COLI”, policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI contracts was $732 million and $564 million at September 30, 2009 and December 31, 2008, respectively. Fees related to these COLI policies in the three months ended September 30, 2009 and 2008 were $3 million and $13 million, respectively; and $9 million and $17million for the nine months ended September 30, 2009 and 2008, respectively. The decline in fees is related to the delay in an internal payment that was received in fourth quarter 2009.

Reinsurance with Affiliates

Pruco Life

Effective April 1, 2008, The Company entered into an agreement to reinsure certain variable COLI policies with Pruco Life. Reinsurance recoverables related to this agreement were less than $1 million as of September 30, 2009 and $2 million as of December 31, 2008, respectively. Fees ceded to Pruco Life were $1 million for the three months ended September 30, 2009 and 2008 and $4 million and $2 million for the nine months ended

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

8. RELATED PARTY TRANSACTIONS (continued)

September 30, 2009 and 2008, respectively. Benefits ceded decreased for the three months ended September 30, 2009 as compared to September 30, 2008 from $1 million to zero. The benefits ceded decreased from $2 million for the nine months ended September 30, 2008 to zero million for the nine months ended September 30, 2009, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

PARCC

The Company reinsures 90% of the risks under its term life insurance policies through an automatic coinsurance agreement with PARCC. Reinsurance recoverables related to this agreement were $298 million and $239 million as of September 30, 2009 and December 31, 2008, respectively. Premiums ceded to PARCC for the three months ended September 30, 2009 and 2008 were $34 million and $32 million, respectively; and $104 million and $94 million for the nine months ended September 30, 2009 and 2008, respectively. Benefits ceded for the three months ended September 30, 2009 and 2008 were $22 million and $11 million, respectively; and $46 million and $45 million for the nine months ended September 30, 2009 and 2008, respectively. Reinsurance expense allowances, net of capitalization and amortization for the three months ended September 30, 2009 and September 30, 2008 were $8 million and $7 million; and $24 million and $19 million for the nine months ended September 30, 2009 and 2008, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. The reinsurance recoverables related to this agreement were $8 million and $5 million as of September 30, 2009 and December 31, 2008, respectively. Premiums and fees ceded to Prudential Insurance for the three months ended September 30, 2009 and 2008 were $5 million and $8 million, respectively; and $24 million and $25 million for the nine months ended September 30, 2009 and 2008, respectively. Benefits ceded for the three months ended September 30, 2009 and 2008 were $6 million and $5 million, respectively; and $23 million for the nine months ended September 30, 2009 and 2008. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

Pruco Re

Effective October 3, 2005, the Company entered into a new coinsurance agreement with Pruco Re providing for 100% reinsurance of its Lifetime Five (“LT5”) feature. Fees ceded on this agreement, for the three months ended September 30, 2009 and September 30, 2008 were $0.3 million and $0.3 million, respectively; and $0.8 million and $1.0 million for the nine months ended September 30, 2009 and September 30, 2008, respectively.

Effective May 26, 2006, the Company entered into a new coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Spousal Lifetime Five benefit (“SLT5”) feature. Fees ceded on this agreement, for the three months ended September 30, 2009 and September 30, 2008 were $0.04 million and $0.05 million, respectively; and $0.1 million and $0.1 million for the nine months ended September 30, 2009 and September 30, 2008, respectively.

Debt Agreements

The Company and its parent, Pruco Life, have an agreement with Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance, which allows it to borrow funds for working capital and liquidity needs. The borrowings under this agreement are limited to $100 million. The Company had no debt outstanding to Prudential Funding, LLC as of September 30, 2009 and September 30, 2008. Interest expense related to this agreement was less than $1 million as of September 30, 2009 and 2008. The related interest was charged at a variable rate ranging from 3.55% to 7.05% for 2009 and 2.11% to 4.31% for 2008.

Derivative Trades

In the ordinary course of business, the Company enters into over-the-counter (“OTC”) derivative contracts with an affiliate, Prudential Global Funding, LLC. For these OTC derivative contracts, Prudential Global Funding, LLC manages credit risk by entering into derivative transactions with major international financial institutions and other creditworthy counterparties and by obtaining collateral where appropriate. Additionally, limits are set on a single party credit exposures which are subject to periodic management review.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and therefore is filing this form with the reduced disclosure format.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A,”) addresses the financial condition of the Company, as of September 30, 2009, compared with December 31, 2008, and its results of operations for the three month periods ended September 30, 2009 and September 30, 2008. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the “Risk Factors” section included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as well as the “Risk Factors” section, the statements under “Forward-Looking Statements” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company sells interest-sensitive individual life insurance and variable life insurance, term life insurance and individual variable annuities, primarily through Prudential Insurance’s sales force in New Jersey and New York. These markets are subject to regulatory oversight, with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers, that have historically segregated the markets of the financial services industry have been changed. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels.

Products

Variable Life Insurance

The Company offers a number of individual variable life insurance products which represent 21% of its net individual life insurance in force at the end of September 30, 2009. Variable products provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyowner generally has the option of investing premiums in a fixed rate option that is part of the Company’s general account. The Company guarantees that funds invested in the fixed rate option will accrue interest at a rate established by the Company generally based on our portfolio rate. The policyowner can also invest in separate account investment options consisting of equity and fixed income funds. Returns on the separate account funds are not guaranteed and the policyholder bears the fund performance risk. Each product provides for the deduction of charges and expenses from the customer’s investment account. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance.

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

Due to policyholder options under some of the variable life contracts, lapses may occur on a quarter lag with the market risk during this lag being borne by the Company. Consequently, due to the unfavorable equity markets in early 2009, the variable life policy lapses negatively impacted results. Since a significant portion of our life profits are related to variable policies, this accelerated run off could adversely impact future profits.

Term Life Insurance

The Company offers a variety of term life insurance products which represent 73% of our net individual life insurance in force at the end of September 30, 2009. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant marketplace demand for term life insurance protection.

Profits from term insurance are not expected to directly correlate, from a timing perspective, with the increase in term insurance in force because of uneven product profitability patterns.

Universal Life Insurance

The Company offers universal life insurance products which represent 6% of our net individual life insurance in force at the end of September 30, 2009. Universal life insurance products feature a fixed crediting rate that varies periodically based on portfolio returns as well as flexible premiums and a choice of guarantees against lapse. Universal Life policies provide for the deduction of charges and expenses from the customer’s contract fund.

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

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility, timing of annuitization and withdrawals, contract lapses and contractholder mortality. As part of our risk management strategy we hedge or limit our exposure to these risks, excluding those risks we have deemed suitable to retain, through a combination of product design elements, such as an automatic rebalancing element, and reinsurance programs to affiliates. The automatic rebalancing element included in the design of certain optional benefit features offered under variable annuity products transfers assets between contractholder sub-accounts depending on a number of factors, including the investment performance of the sub-accounts. Negative investment performance may result in transfers to either a fixed-rate general account option or a separate account bond portfolio. In certain situations, assets may transfer back when investment performance improves. Other product design elements we utilize for certain products to manage these risks include asset allocation and minimum purchase age requirements.

Variable annuity account values with living benefit features were $790 million and $469 million as of September 30, 2009 and 2008, respectively. For risk management purposes, we segregate our variable annuity living benefit features into three broad product groupings, described in more detail below: (1) those where we utilize an automatic rebalancing element, (2) those where we utilize reinsurance and (3) those with risks we have deemed suitable to retain.

We manage the equity market, interest rate and market volatility risks associated with our Highest Daily products by utilizing an automatic rebalancing element. Our Highest Daily optional living benefits guarantee, among other features, the ability to make withdrawals based on the highest daily contract value plus a minimum return credited for a period of time. This guaranteed value is accessible through withdrawals for the life of the contractholder (or joint lives, for the spousal version of the benefit,) and not as a lump-sum surrender value. For our Highest Daily products we utilize an automatic rebalancing element to limit our exposure to equity market risk and market volatility. Asset allocation and minimum purchase age requirements are also included in the design of our Highest Daily products to limit our exposure to equity market risk and market volatility. Contracts with living benefit features where we utilize an automatic rebalancing element represented $468 million or 59%, and $131 million or 28% of our variable annuity account values with living benefit features as of September 30, 2009 and 2008, respectively.

We manage the risks associated with other accumulation and withdrawal guarantees through reinsurance agreements with Pruco Re. The Company has entered into reinsurance agreements to transfer the risk related to these guarantees with Pruco Re. In Pruco Re, we manage the risks associated with all other withdrawal guarantees through capital markets hedging. Pruco Re actively hedges these guarantees for changes in equity markets, interest rates, and market volatility through the use of equity options and interest rate derivatives. Contracts with living benefit features utilizing capital markets hedging represented $219 million or 28%, and $224 million or 48% of our variable annuity account values with living benefit features as of September 30, 2009 and 2008, respectively. As a result of the volatility and disruption in the global financial markets, we have ceased sales of certain of these products.

We have deemed the risks associated with our guaranteed minimum income benefits suitable to retain. Our guaranteed minimum income benefits guarantee a minimum return on the contract value or an enhanced value, if applicable, to be used for purposes of determining annuity income payments.

Contracts with living benefit features and only with risks we have deemed suitable to retain represented $103 million or 13%, and $114 million or 24% of our variable annuity account values with living benefit features as of September 30, 2009 and 2008 respectively.

We have deemed the risks associated with our guaranteed minimum death benefits suitable to retain. Our guaranteed minimum death benefits guarantee a minimum return on the contract value or an enhanced value, if applicable, to be used for purposes of determining benefits payable in the event of death. All of the $790 million and $469 million of variable annuity account values with living benefit features as of September 30, 2009 and 2008, respectively, also contain guaranteed minimum death benefits, with $468 million or 59% and $131 million or 28% benefiting from an automatic rebalancing element, as discussed above. An additional $594 million and $667 million of variable annuity account values as of September 30, 2009 and 2008, respectively, contain guaranteed minimum death benefits, but no living benefit features.

The Company earns its profits through policy fees charged to separate account annuity and life policyholders and through the interest spread for general account annuity and life products. Policy charges and fee income consist mainly of three types: (1) sales charges or loading fees on new sales, (2) mortality and expense charges, or “M&E”, assessed on fund balances, and (3) mortality and related charges based on total life insurance in force business. Policyholder fund values are affected by net sales (sales less withdrawals), changes in interest rates, and investment returns.

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

September 30, 2009 versus December 31, 2008

Total assets increased $881 million, from $4.234 billion at December 31, 2008 to $5.115 billion at September 30, 2009. The largest increase was in separate account assets, which increased $648 million, from $2.307 billion at December 31, 2008 to $2.955 billion at September 30, 2009, primarily driven by improvement in equity market performance during the current year.

Fixed maturities increased by $137 million from $796 million at December 31, 2008 to $933 million at September 30, 2009. This increase was primarily driven by continued reinvestment of cash flows from business operations, reinvestment of investment income and lower unrealized losses on fixed maturities resulting from a narrowing of credit spreads that increased the market value of these securities. Also contributing is the transfers from the Company’s separate account to its general account due to an automatic rebalancing feature on certain variable annuity contracts.

Reinsurance recoverables increased by $23 million from $301 million at December 31, 2008 to $324 million at September 30, 2009 driven by the impact of the change in non-performance risk (NPR) in the valuation of embedded derivatives. We are required to incorporate the risk of non-performance of our affiliates’ in the valuation of the embedded derivatives associated with the living benefit features of variable annuity policies and no lapse features in our universal life policies. In light of first quarter 2009 developments, including rating agency downgrades to claims-paying ratings of affiliates’, we updated the discount rate used in these valuations to reflect the market-perceived increase in our affiliates’ non-performance risk. As of September 30, 2009, we used a higher discount rate in the valuation as a result of the increase in their non-performance risk, thereby reducing the value of the embedded derivative assets. This was partially offset by increased reinsurance recoverables due to continued growth in the term life in force covered under the Prudential Arizona Reinsurance Captive Company, or “PARCC” agreements.

Deferred policy acquisition costs decreased by $30 million from $327 million at December 31, 2008, to $297 million at September 30, 2009, primarily due to a decline in DAC of $55 million resulting from lower unrealized losses. Also contributing to the decline was $16 million of amortization which includes both expected amortization and the impact of the change in non-performance risk on our estimates of future gross profits used in the valuation of the embedded derivatives associated with our living benefit feature of some variable annuity policies, discussed above. We amortize deferred policy acquisition and other costs associated with variable and universal life policies and the variable and fixed annuity contracts over the expected lives of the contracts based on the level and timing of gross profits on the underlying product. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. This amortization is offset by $41 million of capitalization of acquisition costs from the continued growth of sales in life and annuity products.

During the first nine months of 2009, total liabilities increased by $798 million, from $3.820 billion at December 31, 2008 to $4.618 billion at September 30, 2009, primarily due to an increase in separate account liabilities of $648 million, primarily driven by improvement in equity market performance. Policyholder account balances increased $93 million, from $910 million at December 31, 2008 to $1.003 billion at September 30, 2009, primarily driven by transfers from the Company’s separate account to its general account, continued growth in universal life in force and the automatic rebalancing feature on certain variable annuity contracts. Future policy benefits and other policyholder liabilities increased by $12 million, from $458 million at December 31, 2008 to $470 million at September 30, 2009 primarily driven by higher life reserves as a result of in force growth of term products and universal life products. Total securities lending activities decreased by $27 million from $39 million at December 31, 2008 to $12 million at September 30, 2009. The relative amounts of cash collateral for loaned securities and securities sold under agreements to repurchase decreased $7 million and decreased $20 million, respectively.

2.   Results of Operations

2009 to 2008 Three Month Comparison

Net Income

Net income increased $17 million from $10 million for the three months ended September 30, 2008 to $27 million for the three months ended September 30, 2009. This is primarily driven by an $18 million increase in income from operations before income taxes, as discussed below.

Income from operations for the three months ended September 30, 2009 for both our variable life and annuity products included $7 million of net benefits related to reductions to the reserves for the guaranteed minimum death and income benefit features and lower DAC amortization driven by updates to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, compared to $3 million of net charges included in the third quarter of 2008, resulting in a $10 million favorable variance, as shown in the following table:

	Three Months Ended September 30, 2009				Three Months Ended September 30, 2008
	(Increase)/ Decrease: DAC Amortization and Other Costs (1)	(Increase)/ Decrease: Reserves for GMDB / GMIB (2)	Increase/ (Decrease): Unearned Revenue Reserves (3)	Total	(Increase)/ Decrease: DAC Amortization and Other Costs (1)	(Increase)/ Decrease: Reserves for GMDB / GMIB (2)	Increase/ (Decrease): Unearned Revenue Reserves (3)	Total
	(in thousands)
Quarterly market performance adjustment (4)	$3,395	$1,959	$(400)	$4,954	$(3,694)	$(1,099)	$400	$(4,393)
Annual review / assumption updates	7,415	(1,574)	(4,000)	1,841	5,148	(1,205)	(3,000)	943

Total	$10,810	$385	$(4,400)	$6,795	$1,454	$(2,304)	$(2,600)	$(3,450)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and other costs.
(2)

Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of both our variable life and annuity products.

(3)	Amounts reflect (charges) or benefits for (increases) or decreases in unearned revenue reserves that are reported in policy charges and fee income.
(4)

As discussed below, market performance related adjustments were recognized quarterly beginning in the fourth quarter of 2008. Amounts for the third quarter of 2008 were recognized as part of our annual reviews.

As shown in the table above, results for both periods include quarterly updates for the impact of separate account fund performance on our DAC amortization and other costs net of unearned revenue reserves and GMDB/GMIB reserves for our variable life and variable annuity products. The third quarter of 2009 includes $5 million of lower DAC amortization and other costs net of unearned revenue reserves and GMDB/GMIB reserves associated with this quarterly update. The actual rate of return on variable life and variable annuity separate account assets under management for the third quarter of 2009 was 10.2% and 11.7% respectively compared to an expected rate of return of 2.4%. The third quarter of 2008 included similar updates that resulted in a charge of $4 million.

As shown in the table above, results for both periods include the impact of the annual reviews of the reserve for the guaranteed minimum death and income benefit features of both our variable life and variable annuity products and our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. The third quarter of 2009 included $2 million of net benefits from these annual reviews, primarily related to reductions in the future rate of return assumptions applied to the underlying assets associated with both our variable life and variable annuity products. On variable annuities, these reductions were primarily driven by updates to the asset allocation assumptions for the underlying assets to reflect a higher percentage of lower-yielding fixed income investments. Partially offsetting the impact of the updated future rate of return assumptions were benefits related to lower mortality and higher investment spread assumptions on our variable and universal life products. The third quarter of 2008 included $1 million of net income from these annual reviews, primarily reflecting mortality assumption updates.

We derive our near-term future rate of return assumptions used in our quarterly and annual updates using a reversion to the mean approach. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. However, beginning in the fourth quarter of 2008 and continuing through the third quarter of 2009, the projected future annual rate of return calculated using the reversion to the mean approach for most contract groups was greater than our maximum future rate of return assumption across all asset types for this business. In those cases, we utilize the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. As part of our annual reviews, the near-term maximum future rate of return under the reversion to the mean approach was reduced in the third quarter of 2009 from 10.5% to 9.7% for variable annuity products and from 10.9% to 10.1% for variable life products. Included in this revised blended rate are assumptions for returns on various asset classes, including a 13% maximum annual return on equity investments for both our variable life and variable annuity products. Continued market volatility could result in additional market value changes within our separate account assets and corresponding changes to our gross profits, as well as additional adjustments to the amortization of deferred policy acquisition and other costs, associated with our variable life and variable annuity products and the costs relating to the reserves for the guaranteed minimum death and income benefit features on our variable annuity products.

Absent the impact of the quarterly adjustments, and assumption updates, as previously discussed, income from operations before income taxes for the three months ended September 30, 2009 increased $8 million from the three months ended September 30, 2008. The increase was primarily due to realized gains in the three months ended 2009 compared to losses in the three months ended 2008, lower GMDB reserves due to favorable experience between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products.

Revenues

Revenues increased $3 million, from $39 million for the three months ended September 30, 2008 to $42 million for the three months ended September 30, 2009.

Policy charges and fee income, consisting primarily of mortality and expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, decreased $5 million, from $20 million for the three months ended September 30, 2008 to $15 million for the three months ended September 30, 2009. The current quarter decrease was due to updates in both periods to our assumptions related to the amortization of unearned revenue reserves based on the annual reviews as discussed above. Absent this item, policy charges and fee income declined $8 million for three months ended September 30, 2009, primarily due to lower expense charge related to the delay of an internal COLI case partially offset by growth in our universal life insurance in force.

Net investment income increased $1 million from $17 million for the three months ended September 30, 2008 to $18 million for the three months ended September 30, 2009 primarily due to growth in invested assets related to the transfer of assets from the separate account to the general account on our variable annuity business. Also contributing to the increase was continued growth in the portfolio due to positive cash flows from business operations and reinvestments of investment income.

Net Realized investment gains, increased by $5 million from a loss of $3 million for the three months ended September 30, 2008 to a gain of $2 million for the three months ended September 30, 2009 driven by higher mark-to-market gains on embedded derivatives of $5 million including certain externally managed investments in the European capital market of $1 million.

Benefits and Expenses

Benefits and expenses decreased $15 million, from $27 million for the three months ended September 30, 2008 to $12 million for the three months ended September 30, 2009.

Policyholders’ benefits decreased $4 million, from $8 million for the three months ended September 30, 2008 to $4 million for the three months ended September 30, 2009. The decrease was mainly driven by the impact of separate account fund performance that decreased reserves for guaranteed minimum death and income benefits by $3 million, partially offset by the impact of the annual reviews which increased GMDB reserves by less than $1 million, primarily due to lower interest rate assumptions.

Amortization of deferred policy acquisition costs decreased by $11 million, from an expense of $5 million for the three months ended September 30, 2008 compared to a benefit of $6 million for the three months ended September 30, 2009. The decrease was mainly driven by separate account fund performance on our variable life and variable annuity products that lowered amortization by $7 million, and the impact of the annual reviews discussed above of $3 million. Absent the impact of separate account fund performance and the annual reviews, amortization was relatively flat for the three months ended 2009 compared to the three months ended 2008.

General, administrative and other expenses decreased by $1 million, from $6 million for the three months ended September 30, 2008 to $5 million for the three months ended September 30, 2009, primarily driven by lower business related expenses.

2009 to 2008 Nine Month Comparison

Net Income

Net income increased $12 million from $27 million for the nine months ended September 30, 2008 to $39 million for the nine months ended September 30, 2009. This was driven by an $12 million increase in income from operations before income taxes, as discussed below, and a less than $1 million decrease in income tax expense driven impact of the change in non-performance risk in the valuation of embedded derivatives.

Income from operations for the nine months ended September 30, 2009 included a $10 million unfavorable variance in the amortization of deferred policy acquisition and other costs driven by a decrease in the reinsured liability for living benefit embedded derivatives and its impact on actual gross profits resulting from the impact of the change in non-performance risk in the valuation of embedded derivatives and universal life’s no lapse guarantee features. We are required to incorporate our own risk of non-performance in the valuation of the embedded derivatives associated with our living benefit features. In light of recent developments, including rating agency downgrades to the claims-paying ratings of the Company, beginning in the first quarter of 2009, we incorporated an additional spread over LIBOR into the discount rate used in the valuation of the embedded derivative liabilities to reflect an increase in our market perceived non-performance risk, thereby reducing the value of the embedded derivative liabilities. We amortize deferred policy acquisition and other costs over the expected lives of the contracts based on the level and timing of gross profits on the underlying product. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities.

Income from operations for the first nine months ended September 30, 2009 for both our variable life and annuity products included $8 million of net benefits related to reductions to the reserves for the guaranteed minimum death and income benefit features and lower DAC amortization driven by updates to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, compared to $3 million of net charges included in the first nine months of 2008, resulting in a $11 million favorable variance, as shown in the following table:

	Nine Months Ended September 30, 2009				Nine Months Ended September 30, 2008
	(Increase)/ Decrease: DAC Amortization and Other Costs (1)	(Increase)/ Decrease: Reserves for GMDB / GMIB (2)	Increase/ (Decrease): Unearned Revenue Reserve (3)	Total	(Increase)/ Decrease: DAC Amortization and Other Costs (1)	(Increase)/ Decrease: Reserves for GMDB / GMIB (2)	Increase/ (Decrease): Unearned Revenue Reserve (3)	Total
	(in thousands)
Quarterly market performance adjustment (4)	$3,862	$2,418	$(400)	$5,880	$(3,694)	$(1,099)	$400	$(4,393)
Annual review / assumption updates	7,415	(1,574)	(4,000)	1,841	5,148	(1,205)	(3,000)	943

Total	$11,277	$844	$(4,400)	$7,721	$1,454	$(2,305)	$(2,600)	$(3,450)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and other costs.
(2)

Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of both our life and variable annuity products.

(3)	Amounts reflect (charges) or benefits for (increases) or decreases in unearned revenue reserves that are reported in policy charges and fee income.
(4)

As discussed below, market performance related adjustments were recognized quarterly beginning in the fourth quarter of 2008. Amounts for the third quarter of 2008 were recognized as part of our annual reviews.

As shown in the table above, results for both periods include quarterly updates for the impact of separate account fund performance on our DAC amortization net of unearned revenue reserves and GMDB/GMIB reserves for our variable life and variable annuity products. The nine months ended September 30, 2009 include $6 million of lower net DAC amortization and other costs net of unearned revenue reserves and GMDB/GMIB reserves associated with these quarterly updates. The actual rate of return on variable life and variable annuity separate account assets under management for the nine month ended September 30, 2009 was 20.4% and 19.0% compared to an expected rate of return of 7.2%. The nine months ended September 30, 2008 included similar updates that resulted in a charge of $4 million.

Results for the first nine months of 2009 and 2008 also include net benefits of $2 million and $1 million, respectively, related to the annual reviews previously discussed.

Absent the effect of the change in non-performance risk in the valuation of embedded derivatives, quarterly adjustments, and annual assumption updates, as previously discussed, income from operation before income taxes for the nine months ended September 30, 2009 increased $11 million from the nine months ended September 30, 2008, driven by realized gains of $14 million on reinsurance of living benefit features to affiliates partially offset by lower policy charges and fee income driven by the delay of an internal COLI case payment and lower average daily separate account balances in both our variable life and annuity products.

Revenues

Revenues increased $7 million, from $115 million for the nine months ended September 30, 2008 to $122 million for the nine months ended September 30, 2009.

Policy charges and fee income, consisting primarily of mortality and expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, decreased by $11 million from $56 million for the nine months ended September 30, 2008, to $45 million for the nine months ended September 30 2009, including $1 million due to updates in both periods of our assumptions related to the amortization of unearned revenue reserves based on the annual reviews as discussed above. Absent this item, policy charges and fee income decreased $9 million in the nine months ended September 30, 2009 due to delay of an internal COLI case payment and lower average daily separate account assets.

Net investment income increased by $2 million from $51 million for the nine months ended September 30, 2008 to $53 million for the nine months ended September 30, 2009, primarily due to growth in invested assets related to the transfer of assets from the separate account to the general account on our variable annuity business. Also contributing to the increase was continued growth in the portfolio due to positive cash flows from business operations and reinvestments of investment income.

Net realized investment loss, decreased $17 million from loss of $12 million for the nine months ended September 30, 2008 to a gain of $5 million for the nine months ended September 30, 2009, primarily due to reinsurance of living benefit feature to affiliates of $14 million and higher gains on mark-to-market derivatives of $3 million including certain externally managed investments in the European capital market of $1 million.

Benefits and Expenses

Total benefits and expenses decreased $3 million, from $80 million for the nine months ended September 30, 2008 to $77 million for the nine months ended September 30, 2009.

Policyholders’ benefits decreased $1 million, from $19 million for the nine months ended September 30, 2008 to $18 million for the nine months ended September 30, 2009. The decrease was mainly driven by the impact of separate account fund performance that decreased reserves for guaranteed minimum death and income benefits by $3 million, partially offset by the impact of the annual reviews which increased GMDB reserves by less than $1 million, primarily due to lower interest rate assumptions.

Interest credited to policyholders’ account balances increased $7 million, from $23 million for the nine months ended September 30, 2008 to $30 million for the nine months ended September 30, 2009, primarily driven by increased deferred sales inducement amortization of $3 million on annuity products primarily due to the impact of the change in non-performance risk in the valuation of embedded derivatives. Absent this impact, interest credited to policyholders account balances increased by $4 million due to continued growth in life and annuity in force.

Amortization of deferred policy acquisition costs decreased by $7 million, from $23 million for the nine months ended September 30, 2008 to $16 million for the nine months ended September 30, 2009 primarily due to lower amortization of deferred policy acquisition costs of $7 million due to favorable fund performance. The impact of charges for the change in non-performance risk in the valuation of embedded derivatives of $7 million is being offset by a benefit from the quarterly adjustments, and assumption updates of $7 million as previously discussed.

General, administrative and other expenses decreased by $3 million, from $16 million for the nine months ended September 30, 2008 to $13 million for the nine months ended September 30, 2009, primarily due primarily driven by higher net reinsurance expense allowances resulting from growth in the term business. Other business related expenses were relatively unchanged from prior year.

Income Tax Expense

Our income tax provision amounted to an income tax expense of $3 million in the third quarter of 2009 compared to income tax expense of $2 million in the third quarter of 2008. The increase in income tax expense reflects the increase in pre-tax income from continuing operations before income taxes from the third quarter of 2008 to the third quarter of 2009. It also reflects a benefit in the third quarter of 2009 for a reduction to the liability for unrecognized tax benefits and interest of $2 million related to tax years prior to 2002 as a result of the expiration of the statute of limitations for the 2003 tax year.

Our income tax provision amounted to an income tax expense of $7 million in the first nine months of 2009 compared to income tax expense of $8 million in the first nine months of 2008. The expense in the first nine months of 2009 reflects a reduction to the liability for unrecognized tax benefits and interest of $3 million related to tax years prior to 2002 as a result of the expiration of the statute of limitations for the 2002 and 2003 tax years. This, along with a decline in the effective tax rate, offset an increase in income tax expense from the increase in pre-tax income from continuing operations before income taxes from the first nine months of 2008 to the first nine months of 2009.

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

In December 2006, the IRS completed all fieldwork with respect to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of an industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 tax years, we have agreed to such adjustment. The report, with the adjustment to the DRD, was submitted to the Joint Committee on Taxation in October 2008. We were advised on January 2, 2009 that the Joint Committee completed its consideration of the report and has taken no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a refund was received in February 2009. We believe that our return position with respect to the calculation of the DRD is technically correct. Therefore, we filed a protective refund claim on October 1, 2009 to recover the taxes associated with the agreed upon adjustment and intend to pursue such other actions as appropriate. These activities had no impact on our 2008 or 2009 results.

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

The disruptions in the capital markets that began in the latter half of 2007, initially due to concerns over sub-prime mortgage holdings of financial institutions, accelerated to unprecedented levels in the latter half of 2008 and the early portion of 2009, resulting in failure, consolidation, or U.S. federal government intervention on behalf of several significant financial institutions. These disruptions resulted in significant market volatility and adversely impacted the availability and cost of credit and capital. We, like other financial institutions, were not immune to these events.

Markets have shown marked improvement since late second quarter of this year. Equity markets have appreciated, with less volatility, and bond spreads have tightened significantly.

This market dislocation has adversely impacted our liquidity and capital plans, results of operations, and financial position. The market conditions also negatively impacted our level of capital, as a result of asset value declines and the need to strengthen reserves, particularly in our annuity businesses.

Prudential Financial continues to operate with significant cash and short-term investments on the balance sheet and have access to alternate sources of liquidity, as described below. However, should the recent improvements in the capital markets prove temporary and earlier trends resume, such market disruptions could potentially adversely affect Prudential Financial and its subsidiaries’ ability to access sources of liquidity, as well as threaten to reduce our capital below a level that is consistent with our existing ratings objectives. We may take additional actions especially in the event of such disruptions, which may include but are not limited to: (1) further access to our alternative sources of liquidity; (2) access to external sources of capital; (3) limiting or curtailing sales of certain products and/or restructuring existing products; (4) undertaking asset sales; (5) seeking temporary or permanent changes to regulatory rules and (6) other capital management activities. Certain of these actions may require regulatory approval and /or agreement of the counterparties, which are outside of our control, or have economic costs associated with them.

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

We believe that the cash flows from our insurance and annuity operations are adequate to satisfy the current liquidity requirements of these operations, including under reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors such as future securities market conditions, changes in interest rate levels, policyholder perceptions of our financial strength, and the relative safety of competing products (including those with enhancements under Emergency Economic Stabilization Act of 2008), each of which could lead to reduced cash inflows or increased cash outflows. In addition, market volatility can impact the level of capital required to support our businesses, particularly in our annuity business. Our cash flows from investment activities result from repayments of principal, proceeds from maturities and sales of invested assets and investment income, net of amounts reinvested. The primary liquidity risks with respect to these cash flows are the risk of default by debtors or bond insurers, our counterparties’ willingness to extend repurchase and/or securities lending arrangements, commitments to invest and market volatility. We closely manage these risks through our credit risk management process and regular monitoring of our liquidity position.

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

Gross account withdrawals were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities and public equity securities. As of September 30, 2009 and December 31, 2008, our insurance operations had liquid assets of $1.057 million and $876.8 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $120 million and $78 million as of September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009, $827 million, or 89%, of the fixed maturity investments company general account portfolios were rated investment grade. The remaining $106 million, or 11%, of these fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

Our liquidity is managed through access to substantial investment portfolios as well as a variety of instruments available for funding and/or managing short-term cash flow mismatches, including from time to time those arising from claim levels in excess of projections. To the extent we need to pay claims in excess of projections, we may borrow temporarily or sell investments sooner than anticipated to pay these claims, which may result in increased borrowing costs or realized investment gains or losses affecting results of operations. We believe that borrowing temporarily or selling investments earlier than anticipated will not have a material impact on the liquidity of the Company. Payment of claims and sale of investments earlier than anticipated would have an impact on the reported level of cash flow from operating and investing activities, respectively, in our financial statements.

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

The level of statutory capital of our domestic life insurance subsidiaries can be materially impacted by interest rate and equity market fluctuations, changes in the values of derivatives, the level of impairments recorded, and credit quality migration of the investment portfolio, among other items. Further, a recapture of business subject to reinsurance arrangements due to defaults by, or credit quality migration affecting, the reinsurers could result in higher required statutory capital levels. The level of statutory capital of our domestic life insurance subsidiaries is also affected by statutory accounting rules, which are subject to change by insurance regulators.

The implementation of VACARVM, a new statutory reserve methodology for variable annuities with guaranteed benefits, effective December 31, 2009 is not expected to have a material impact on the statutory surplus. However, VACARVM is expected to result in higher statutory reserves ceded to our offshore captive reinsurance company, which we currently anticipate will increase statutory reserve credit requirements by approximately $20 million from the levels at December 31, 2008. Several strategies are currently under review to meet the increased statutory reserve credit requirement. The activities we intend to undertake to mitigate or address these needs will include a combination of funding a statutory reserve credit trust with available cash, certain hedge assets and loans from Prudential Financial and/or affiliates, and obtaining letters of credit. However, our ability to successfully execute these strategies may depend on market or other conditions.

Item 3.    Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission, or “SEC,” is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2009. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended September 30, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is subject to legal and regulatory actions in the ordinary course of its businesses, including class action lawsuits. Legal and regulatory actions may include proceedings relating to aspects of the businesses and operations that are specific to the Company and that are typical of the businesses in which the Company operates. Class action and individual lawsuits may involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payment and procedures, premium charges and policy servicing. The Company may also be subject to litigation arising out of its general business activities, such as its investments and third party contracts. In certain of these matters, plaintiffs may seek large and/or indeterminate amounts, including punitive or exemplary damages.

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

The foregoing discussion is limited to recent developments concerning our legal and regulatory proceedings. See Note 6 to the Unaudited Interim Financial Statements included herein for additional discussion of our litigation and regulatory matters.

Item 1A.  Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December  31, 2008.

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

By: /s/ Tucker I Marr
Tucker I. Marr
Chief Accounting Officer
(Authorized Signatory and Principal Accounting and Financial Officer)

Date:    November 13, 2009

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.