Form 10-Q
period 2010-03-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2010-05-14
CIK 1038509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 14, 2010, 400,000 shares of the Registrant’s Common Stock (par value $5), were outstanding. As of such date, Pruco Life Insurance Company, an Arizona company and an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey Corporation, owned all of the Registrant’s Common Stock.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H)(1)(a) and (b) on Form 10-Q and is therefore filing this Form with the reduced disclosure format.

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of external financing for our operations, which has been affected by the stress experienced by the global financial markets; (3) interest rate fluctuations; (4) re-estimates of our reserves for future policy benefits and claims; (5) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (6) changes in our assumptions related to deferred policy acquisition costs; (7) changes in our claims-paying ratings; (8) investment losses, defaults and counterparty non-performance; (9) competition in our product lines and for personnel; (10) changes in tax law; (11) fluctuations in foreign currency exchange rates and foreign securities markets; (12) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (13) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (14) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (15) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (16) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (17) changes in assumptions for retirement expense. The foregoing risks are even more pronounced in severe adverse market and economic conditions such as those that began in the second half of 2007 and continued into 2009. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2009 for discussion of certain risks relating to our businesses and investment in our securities.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Financial Position

As of March 31, 2010 and December 31, 2009 (in thousands, except share amounts)

	March 31, 2010	December 31, 2009
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2010 - $ 1,056,306; 2009- $1,028,386)	$ 1,097,385	$ 1,054,380
Equity securities available for sale, at fair value (cost, 2010 - $4,004; 2009: $4,003)	3,766	3,826
Policy loans	171,716	169,835
Short-term investments	22,127	27,976
Commercial mortgage loans	173,706	167,935
Other long-term investments	8,769	8,309

Total investments	1,477,469	1,432,261
Cash and cash equivalents	13,654	32,601
Deferred policy acquisition costs	298,846	305,617
Accrued investment income	15,811	16,833
Reinsurance recoverable	342,738	322,530
Receivables from parent and affiliates	39,700	33,511
Deferred sales inducements	30,962	30,265
Other assets	4,495	4,861
Separate account assets	3,456,925	3,261,890

TOTAL ASSETS	$ 5,680,600	$ 5,440,369

LIABILITIES AND EQUITY
Liabilities
Policyholders’ account balances	$ 1,023,637	$ 1,025,018
Future policy benefits and other policyholder liabilities	476,702	460,433
Cash collateral for loaned securities	20,214	21,132
Securities sold under agreement to repurchase	6,778	11,540
Income taxes payable	96,738	97,284
Payables to parent and affiliates	8,978	4,194
Other liabilities	54,049	45,226
Separate account liabilities	3,456,925	3,261,890

Total liabilities	$ 5,144,021	$ 4,926,717

Commitments and Contingent Liabilities (See Note 6)

Equity
Common stock, ($5 par value; 400,000 shares, authorized; issued and outstanding)	2,000	2,000
Additional paid-in capital	169,008	168,998
Retained earnings	349,270	332,718
Accumulated other comprehensive income	16,301	9,936

Total equity	536,579	513,652

TOTAL LIABILITIES AND EQUITY	$ 5,680,600	$ 5,440,369

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Operations and Comprehensive Income (Loss)

Three Months Ended March 31, 2010 and 2009 (in thousands)

	Three Months Ended March 31,
	2010	2009
REVENUES

Premiums	$ 3,541	$ 4,585
Policy charges and fee income	18,686	15,589
Net investment income	19,090	17,477
Asset administration fees	2,328	1,301
Other income	1,300	985
Realized investment gains/(losses), net;
Other-than-temporary impairments on fixed maturity securities	(3,638)	(3,139)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	3,570	1,124
Other realized investment gains, net	8,673	6,528

Total realized investment gains, net	8,605	4,513

Total revenues	53,550	44,450

BENEFITS AND EXPENSES

Policyholders’ benefits	6,834	10,176
Interest credited to policyholders’ account balances	10,324	16,934
Amortization of deferred policy acquisition costs	9,350	27,343
General, administrative and other expenses	4,325	4,297

Total benefits and expenses	30,833	58,750

Income from operations before income taxes	22,717	(14,300)

Income tax expense (benefit)	6,165	(2,933)

NET INCOME (LOSS)	16,552	(11,367)

Change in net unrealized investment gains and changes in foreign currency translation, net of taxes (1)	6,365	3,922

COMPREHENSIVE INCOME (LOSS)	$ 22,917	$ (7,445)

(1) Amounts are net of tax expense of $3 million and $2 million for the three months ended March 31, 2010 and 2009, respectively

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Stockholder’s Equity

Three Months Ended March 31, 2010 and 2009 (in thousands)

				Accumulated Other Comprehensive Income
	Common Stock	Additional Paid-in- Capital	Retained Earnings	Foreign Currency Translation Adjustments	Net Unrealized Investment Gain	Total Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2009	$ 2,000	$ 168,998	$332,718	$ 66	$ 9,870	$ 9,936	$ 513,652

Net income			16,552				16,552

Contributed Capital	-	10	-	-	-	-	10

Change in foreign currency translation adjustments, net of taxes	-	-	-	(36)	-	(36)	(36)

Change in net unrealized investment gains, net of taxes	-	-	-	-	6,401	6,401	6,401

Balance, March 31, 2010	$ 2,000	$ 169,008	$349,270	$ 30	$ 16,271	$ 16,301	$ 536,579

				Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in- Capital	Retained Earnings	Foreign Currency Translation Adjustments	Net Unrealized Investment Gain(Loss)	Total Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2008	$ 2,000	$ 168,998	$273,964	$ 26	$ (30,670)	$ (30,644)	$ 414,318

Net loss			(11,367)				(11,367)

Impact of adoption of guidance for other-than-temporary impairments of debt securities, net of taxes	-	-	3,732	-	(3,732)	(3,732)	-

Change in foreign currency translation adjustments, net of taxes	-	-	-	(44)	-	(44)	(44)

Change in net unrealized investment gains, net of taxes	-	-	-	-	7,698	7,698	7,698

Balance, March 31, 2009	$ 2,000	$ 168,998	$266,329	$ (18)	$ (26,704)	$ (26,722)	$ 410,605

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Cash Flows

Three Months Ended March 31, 2010, and 2009 (in thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income/(loss)	$ 16,552	$ (11,367)
Adjustments to reconcile net income to net cash from (used in) operating activities:
Policy charges and fee income	(7,407)	(7,352)
Interest credited to policyholders’ account balances	10,324	16,934
Realized investment (gains), net	(8,605)	(4,513)
Amortization and other non-cash items	(547)	(287)
Change in:
Future policy benefits and other insurance liabilities	23,213	(4,449)
Reinsurance recoverable	(21,100)	7,117
Accrued investment income	1,022	444
Receivables from parent and affiliates	(7,026)	1,848
Payable to parent and affiliates	4,783	1,102
Deferred policy acquisition costs	(1,391)	15,420
Income taxes payable	(3,973)	(2,933)
Deferred sales inducements	(2,481)	(1,306)
Other, net	9,633	(6,357)

CASH FLOWS FROM OPERATING ACTIVITIES	12,997	4,301

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities available for sale	46,411	36,701
Policy loans	4,567	5,663
Commercial mortgage loans	1,171	1,012
Payments for the purchase of:
Fixed maturities available for sale	(72,724)	(67,818)
Policy loans	(4,624)	(3,662)
Commercial mortgage loans	(6,700)	(1,007)
Notes receivable from parent and affiliates, net	1,652	(742)
Other long term-investments, net	(319)	283
Short-term investments, net	5,861	(7,357)

CASH FLOWS USED IN INVESTING ACTIVITIES	(24,705)	(36,927)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:

Policyholders’ account deposits	43,265	53,489
Policyholders’ account withdrawals	(42,789)	(40,244)
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(5,680)	(17,628)
Contributed capital	10	-
Net change in financing arrangements (maturities 90 days or less)	(2,045)	4,254

CASH FLOWS USED IN FINANCING ACTIVITIES	(7,239)	(129)

Net decrease in cash and cash equivalents	(18,947)	(32,755)
Cash and cash equivalents, beginning of year	32,601	69,811

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 13,654	$ 37,056

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$ 10,138	$ -

Interest paid	$ -	$ 2

See Notes to Unaudited Interim Financial Statement

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

In March 2010, as a result of the launch of the Company’s new product line, an affiliated company, Prudential Annuities Life Assurance Corporation, ceased selling variable annuity products, with very limited exceptions. In general, the new product line offers the same optional living benefits and optional death benefits as offered by the Company’s existing variable annuities. Prudential Annuities Life Assurance Company, subject to applicable contractual provisions, regulatory requirements and administrative rules, will continue to accept purchase payments on inforce contracts under those existing annuity products. These initiatives are being implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. In addition, by limiting its variable annuity offerings to a single product line sold through the Company (for New York sales) and its affiliate (Pruco Life Insurance Company), Prudential Annuities Life Assurance Corporation, expects to convey a more focused, cohesive image in the marketplace.

Basis of Presentation

The Unaudited Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, or “U.S. GAAP,” on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC’). In the opinion of management, all adjustments necessary for a fair statement of the results of operations and financial condition of the Company have been made. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results that may be expected for the full year.

The Company has extensive transactions and relationships with Prudential Insurance and other affiliates. Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties. These financial statements should be read in conjunction with the Audited Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2009.

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

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments in Debt and Equity Securities

The Company’s investments in debt and equity securities include fixed maturities; trading account assets; equity securities and short-term investments. The accounting policies related to these are as follows:

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available for sale” are carried at fair value. See Note 4 for additional information regarding the determination of fair value. The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral, including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments recognized in earnings and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For asset-backed and mortgage-backed securities rated below AA, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments, as well as the impact of the Company’s adoption on January 1, 2009 of new authoritative guidance for the recognition and presentation of other-than-temporary impairments for debt securities. Unrealized gains and losses on fixed

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

maturities classified as “available for sale,” net of tax, and the effect on deferred policy acquisition costs, deferred sales inducements, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).”

Equity securities, available for sale are comprised of common stock, non-redeemable preferred stock, and perpetual preferred stock, and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on deferred policy acquisition costs, deferred sales inducements and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)”. The cost of equity securities is written down to fair value when a decline in value is considered to be other- than- temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income” when declared.

Short-term investments primarily consist of highly liquid debt instruments with a maturity of greater than three months and less than twelve months when purchased. These investments are generally carried at fair value.

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

In addition, in April 2009, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for the recognition and presentation of other-than-temporary impairments for debt securities. The Company early adopted this guidance on January 1, 2009. This revised guidance indicates that an other-than-temporary impairment must be recognized in earnings for a debt security in an unrealized loss position when an entity either (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. For all debt securities in unrealized loss positions that do not meet either of these two criteria, the guidance requires that the Company analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. The Company may use the estimated fair value of collateral as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment, an other-than-temporary impairment is recognized.

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

For debt securities, the split between the amount of an other-than-temporary impairment recognized in other comprehensive income and the net amount recognized in earnings is driven principally by assumptions regarding the amount and timing of projected cash flows. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including prepayment assumptions, and are based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates include assumptions regarding the underlying collateral including default rates and recoveries which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company has developed these estimates using information based on its historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security, such as the general payment terms of the security and the security’s position within the capital structure of the issuer.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, financial indices, or the values of securities. Derivative financial instruments generally used by the Company include swaps and futures, forwards and options and may be exchange-traded or contracted in the over-the-counter market. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models. Values can be affected by changes in interest rates, foreign exchange rates, financial indices, values of securities, credit spreads, market volatility, expected returns and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and non-performance risk, used in valuation models.

Derivatives are used to manage the characteristics of the Company’s asset/liability mix to manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, and foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred.

Derivatives are recorded either as assets, within “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives, which are recorded with the associated host contract. The Company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement has been executed.

The Company designates derivatives as either (1) a hedge of the fair value of a recognized asset or liability or unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), (3) a foreign currency fair value or cash flow hedge (“foreign currency” hedge) or (4) a derivative that does not qualify for hedge accounting.

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

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company has entered into reinsurance agreements to transfer risks relating to certain products to affiliates (see note 8 to the Unaudited Interim Financial Statements). These reinsurance agreements are derivatives and have been accounted for in the same manner as derivatives embedded in financial instruments, as discussed above.

Adoption of New Accounting Pronouncements

In January 2010, the FASB issued updated guidance that requires new fair value disclosures about significant transfers between Level 1 and 2 measurement categories and separate presentation of purchases, sales, issuances, and settlements within the roll forward of Level 3 activity. Also, this updated fair value guidance clarifies the disclosure requirements about level of disaggregation and valuation techniques and inputs. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted this guidance effective January 1, 2010 did not have a material effect on the Company’s financial position and results of operations.

In June 2009, the FASB issued authoritative guidance which changes the analysis required to determine whether or not an entity is a variable interest entity (“VIE”). In addition, the guidance changes the determination of the primary beneficiary of a VIE from a quantitative to a qualitative model. Under the new qualitative model, the primary beneficiary must have both the ability to direct the activities of the VIE and the obligation to absorb either losses or gains that could be significant to the VIE. This guidance also changes when reassessment is needed, as well as requires enhanced disclosures, including the effects of a company’s involvement with a VIE on its financial statements. This guidance is effective for interim and annual reporting periods beginning after November 15, 2009. In February 2010, the FASB issued updated guidance which defers, except for disclosure requirements, the impact of this guidance for entities that (1) possess the attributes of an investment company, (2) do not require the reporting entity to fund losses, and (3) are not financing vehicles or entities that were formerly classified as qualified special purpose entities (“QSPE’s”). The Company’s adoption of this guidance effective January 1, 2010 did not have a material effect on the Company’s financial position and results of operations.

In June 2009, the FASB issued authoritative guidance which changes the accounting for transfers of financial assets, and is effective for transfers of financial assets occurring in interim and annual reporting periods beginning after November 15, 2009. It removes the concept of a QSPE from the guidance for transfers of financial assets and removes the exception from applying the guidance for consolidation of variable interest entities to QSPE. It changes the criteria for achieving sale accounting when transferring a financial asset and changes the initial recognition of retained beneficial interests. The guidance also defines “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. The Company’s adoption of this guidance effective January 1, 2010 did not have a material effect on the Company’s financial position, results of operations, and financial statement disclosures.

Future Adoption of New Accounting Pronouncements

In April 2010, the FASB issued guidance that amends the accounting for modification of loans that are part of a pool accounted for as a single asset. Under this guidance, modification of loans accounted for within a pool under provisions for loans acquired with deteriorated credit quality, does not result in removal of such loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity must continue to consider whether the pool of assets in which the modified loan is included is impaired if expected cash flows for the pool change. This guidance does not affect the accounting for loans acquired with deteriorated credit quality that are not accounted for within a pool. Loans accounted for individually that were acquired with deteriorated credit quality continue to be subject to the accounting provisions for troubled debt restructuring by creditors. This amended guidance is effective for modifications of loans accounted for within a pool that occur in the first interim or annual reporting period ending on or after July 15, 2010. The amended guidance is to be applied prospectively, with early application permitted. The Company will adopt this guidance effective July 1, 2010, and is currently assessing the impact of the guidance on the Company’s financial position, results of operations, and financial statement disclosures.

In April 2010, the FASB issued guidance clarifying that an insurance entity should not consider any separate account interests in an investment held for the benefit of policyholders to be the insurer’s interests, and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for a related party policyholder, whereby consolidation of such interests must be considered under applicable variable interest guidance. This guidance is effective for interim and annual periods beginning after December 15, 2010 and retrospectively to all prior periods upon the date of adoption, with early adoption permitted. The Company will adopt this guidance effective January 1, 2011. The Company is currently assessing the impact of this guidance on the Company’s financial position, results of operations, and financial statement disclosures.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In March 2010, the FASB issued updated guidance that amends and clarifies the accounting for credit derivatives embedded in interests in securitized financial assets. This new guidance eliminates the scope exception for embedded credit derivatives (except for those that are created solely by subordination) and provides new guidance on how the evaluation of embedded credit derivatives is to be performed. This new guidance is effective for the first interim reporting period beginning after June 15, 2010, with early adoption permitted. The Company will adopt this guidance effective with the interim reporting period ending September 30, 2010. The Company is currently assessing the impact of this guidance on the Company’s financial position, results of operations, and financial statement disclosures.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

3. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$55,884	$977	$219	$56,642	$-
Foreign government bonds	21,150	1,339	99	22,390	-
Corporate securities	706,005	36,846	2,617	740,234	(573)
Asset-backed securities(1)	61,989	1,383	7,812	55,560	(9,854)
Commercial mortgage-backed securities	99,685	4,666	2	104,349	-
Residential mortgage-backed securities (2)	111,593	6,892	275	118,210	(600)

Total fixed maturities, available for sale	$1,056,306	$52,103	$11,024	$1,097,385	$(11,027)

Equity securities, available for sale	$4,004	$129	$367	$3,766	$-

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)

Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $4 million of net unrealized gains (losses) on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$69,978	$809	$268	$70,519	$-
Foreign government bonds	22,188	1,232	272	23,148	-
Corporate securities	667,718	27,475	5,101	690,092	(681)
Asset-backed securities(1)	62,273	1,132	6,560	56,845	(9,940)
Commercial mortgage-backed securities	91,971	2,220	725	93,466	-
Residential mortgage-backed securities (2)	114,258	6,465	413	120,310	(626)

Total fixed maturities, available for sale	$1,028,386	$39,333	$13,339	$1,054,380	$(11,247)

Equity securities, available for sale	$4,003	$129	$306	$3,826	$-

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
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

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

3.  INVESTMENTS (continued)

The amortized cost and fair value of fixed maturities by contractual maturities at March 31, 2010, are as follows:

	Available for Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$111,611	$115,110
Due after one year through five years	330,154	348,473
Due after five years through ten years	270,100	283,298
Due after ten years	71,174	72,385
Asset-backed securities	61,989	55,560
Commercial mortgage-backed securities	99,685	104,349
Residential mortgage-backed securities	111,593	118,210

Total	$1,056,306	$1,097,385

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed, and residential mortgage-backed securities are shown separately in the table above, as they are not due at a single maturity date.

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended
	March 31, 2010	March 31, 2009
	(in thousands)
Fixed maturities, available for sale:
Proceeds from sales	$3,126	$5,118
Proceeds from maturities/repayments	43,719	31,399
Gross investment gains from sales, prepayments and maturities	563	55
Gross investment losses from sales and maturities	(257)	(37)

Fixed maturity and equity security impairments:
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(68)	$(2,015)

Writedowns for other-than-temporary impairment losses on equity securities	$-	$-

(1) Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

As discussed in Note 2, a portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities are recognized in “Other comprehensive income (loss)” (“OCI”). The net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI
(in thousands)
Balance, December 31, 2009	$7,431
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(315)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	-
Credit loss impairment recognized in the current period on securities not previously impaired	-
Additional credit loss impairments recognized in the current period on securities previously impaired	69
Increases due to passage of time on previously recorded credit losses	258
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(5)

Balance, March 31, 2010	$7,438

(1)

Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

3.	INVESTMENTS (continued)

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI
(in thousands)
Balance, December 31, 2008	$-
Credit losses remaining in retained earnings related to adoption of new authoritative guidance on January 1, 2009	2,361
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	-
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	-
Credit loss impairment recognized in the current period on securities not previously impaired	-
Additional credit loss impairments recognized in the current period on securities previously impaired	-
Increases due to passage of time on previously recorded credit losses	-
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	38

Balance, March 31, 2009	$2,399

(1)

Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Net Investment Income

Net investment income for the three months ended March 31, 2010 and 2009 was from the following sources:

	Three Month Ended
	March, 31, 2010	March 31, 2009
	(in thousands)
Fixed maturities, available for sale	$14,489	$13,261
Equity securities, available for sale	48	65
Commercial mortgage loans	2,805	2,190
Policy loans	2,277	2,249
Short-term investments and cash equivalents	32	259
Other long-term investments	186	104

Gross investment income	19,837	18,128
Less investment expenses	(747)	(651)

Net investment income	$19,090	$17,477

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three months ended March 31, 2010 and 2009 were from the following sources:

	Three Months Ended
	March 31, 2010	March 31, 2009
	(in thousands)
Fixed maturities	237	(2,015)
Equity securities	-	-
Commercial mortgage loans	243	(392)
Joint ventures and limited partnerships	-	-
Derivatives	8,125	6,920

Realized investment gains (losses), net	$8,605	$4,513

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains and losses on securities classified as “available for sale” and certain other long-term investments and other assets are included in the Unaudited Interim Statements of Financial Position as a component of “Accumulated other comprehensive income (loss),” or “AOCI.” Changes in these amounts include reclassification adjustments to exclude from “Other comprehensive income (loss)” those items that are included as part of “Net income” for a period that had been part of “Other comprehensive income (loss)” in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains and losses, are as follows:

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

3.	INVESTMENTS (continued)

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) On Investments	Deferred Policy Acquisition Costs and Other Costs	Policy Holders Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)

Balance, December 31, 2009	$(5,981)	$3,653	$(1,383)	$1,299	$(2,412)
Net investment gains (losses) on investments arising during the period	(1,545)	-	-	541	(1,004)
Reclassification adjustment for OTTI gains included in net income	566	-	-	(198)	368
Reclassification adjustment for OTTI gains excluded from net income (1)	(11)	-	-	3	(8)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	-	540	-	(189)	351
Impact of net unrealized investment (gains) losses on Policyholder account balance	-	-	(223)	79	(144)

Balance, March 31, 2010	$(6,971)	$4,193	$(1,606)	$1,535	$(2,849)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) On Investments(1)	Deferred Policy Acquisition Costs and Other Costs	Policy Holders Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)

Balance, December 31, 2009	$32,279	$(19,652)	$6,270	$(6,615)	$12,282

Net investment gains (losses) on investments arising during the period	16,777	-	-	(5,383)	11,394
Reclassification adjustment for (gains) losses included in net income	(803)	-	-	281	(522)
Reclassification adjustment for OTTI losses excluded from net income (2)	11	-	-	(4)	7
Impact of net unrealized investment gains ( losses) on deferred policy acquisition costs	-	(9,147)	-	2,744	(6,403)
Impact of net unrealized investment (gains) losses on policyholders’ account balances	-	-	3,682	(1,290)	2,392

Balance, March 31, 2010	$48,264	$(28,799)	$9,952	$(10,267)	$19,150

(1)	Include cash flow hedges. See Note 5 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	March 31, 2010	December 31, 2009
	( in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(6,971)	$(5,981)
Fixed maturity securities, available for sale – all other	48,050	31,975
Equity securities, available for sale	(238)	(177)
Derivatives designated as cash flow hedges(1)	(791)	(675)
Other investments	1,243	1,156

Net unrealized gain (losses) on investments	$41,293	$26,298

(1)	See Note 5 for more information on cash flow hedges.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

3.	INVESTMENTS (continued)

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2010
	Less than twelve months(1)		Twelve months or more(1)		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities available for sale

U.S. Treasury securities and obligations of U.S. government authorities and agencies	$5,654	$68	$1,986	$151	$7,640	$219
Foreign government bonds	6,892	99	-	-	6,892	99
Corporate securities	73,034	1,003	29,337	1,614	102,371	2,617
Commercial mortgage-backed securities.	2,088	2	-	-	2,088	2
Asset-backed securities	4,916	31	19,043	7,781	23,959	7,812
Residential mortgage-backed securities	3,941	19	1,749	256	5,690	275

Total	$96,525	$1,222	$52,115	$9,802	$148,640	$11,024

(1) The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of new authoritative guidance related to other-than-temporary impairments of debt securities on January 1, 2009.

	December 31, 2009
	Less than twelve months(1)		Twelve months or more (1)		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities available for sale

U.S. Treasury securities and obligations of U.S. government authorities and agencies	$9,622	$268	$-	$-	$9,622	$268
Foreign government bonds	6,719	272	-	-	6,719	272
Corporate securities	135,989	2,372	49,634	2,729	185,623	5,101
Commercial mortgage-backed securities.	27,213	337	9,031	388	36,244	725
Asset-backed securities	4,966	2,012	20,868	4,548	25,834	6,560
Residential mortgage-backed securities	5,786	413	-	-	5,786	413

Total	$190,295	$5,674	$79,533	$7,665	$269,828	$13,339

(1) The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of new authoritative guidance related to other-than-temporary impairments of debt securities on January 1, 2009.

The gross unrealized losses at March 31, 2010 and December 31, 2009 are composed of $4 million and $7 million related to high or highest quality securities based on NAIC or equivalent rating and $7 million and $6 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At March 31, 2010, $8 million of the gross unrealized losses represented declines in value of greater than 20%, $0.3 million of which had been in that position for less than six months, as compared to $6 million at December 31, 2009 that represented declines in value of greater than 20%, $0.5 million of which had been in that position for less than six months. At March 31, 2010, the $10 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities, and in the manufacturing and finance sectors of the Company’s corporate securities. At December 31, 2009, the $8 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities, and in the manufacturing and finance sectors of the Company’s corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at March 31, 2010 or December 31, 2009. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At March 31, 2010, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

3.	INVESTMENTS (continued)

Duration of Gross Unrealized Loss Positions for Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, as of the following dates:

	March 31, 2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Equity Securities, available for sale	$268	$59	$1,387	$308	$1,655	$367

	December 31, 2009
	Less than twelve months		Twelve months or more(1)		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Equity Securities, available for sale	$1,861	$-	$1,389	$306	$3,250	$306

Perpetual preferred securities have characteristics of both debt and equity securities. Since an impairment model similar to fixed maturity securities is applied to these securities, an other-than-temporary impairment has not been recognized on certain perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of March 31, 2010 and December 31, 2009. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at March 31, 2010 or December 31, 2009.

4.	FAIR VALUE OF ASSETS AND LIABILITIES

Fair Value Measurement - Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative guidance around fair value established a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

Level 1 - Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These generally provide the most reliable evidence and are used to measure fair value whenever available. Active markets are defined as having the following characteristics for the measured asset/liability: (i) many transactions, (ii) current prices, (iii) price quotes not varying substantially among market makers, (iv) narrow bid/ask spreads and (v) most information publicly available. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents and short term investments, equity securities and derivative contracts that are traded in an active exchange market. Prices are obtained from readily available sources for market transactions involving identical assets or liabilities.

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

observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. To the extent the internally developed valuations use significant unobservable inputs, they are classified as Level 3. As of March 31, 2010 and December 31, 2009 these over-rides on a net basis were not material.

Inactive Markets - During 2009, and continuing through March 31, 2010, the Company observed that the volume and level of activity in the market for asset-backed securities collateralized by sub-prime mortgages remained at historically low levels. This stood in particular contrast to the markets for other structured products with similar cash flow and credit profiles, which experienced an increase in the level of activity beginning in the second quarter of 2009. The Company also observed significant implied relative liquidity risk premiums, yields, and weighting of “worst case” cash flows for asset-backed securities collateralized by sub-prime mortgages in comparison with our own estimates for such securities. In contrast, the liquidity of other spread-based asset classes, such as corporate bonds, high yield and consumer asset-backed securities, such as those collateralized by credit cards or autos, which were previously more correlated with sub-prime securities, improved beginning in the second quarter of 2009. Based on this information, the Company concluded as of June 30, 2009 and continuing through March 31, 2010 that the market for asset-backed securities collateralized by sub-prime mortgages was inactive and also determined the pricing quotes it received were based on limited market transactions, calling into question their representation of observable fair value.

Based on this conclusion, in determining the fair value of certain asset-backed securities collateralized by sub-prime mortgages, the Company considered both third-party pricing information, and an internally developed price, based on a discounted cash flow model. The discount rate used in the model was based on observed spreads for other similarly structured credit markets which were active and dominated by observable orderly transactions. The Company also applied additional risk premiums to the discount rate to reflect the relative illiquidity and asset specific cash flow uncertainty associated with asset-backed securities collateralized by sub-prime mortgages. This combined security specific additional spread reflects the Company’s judgment of what an investor would demand for taking on such risks in an orderly transaction under current market conditions, and is significantly higher than would be indicative of historical spread differences between structured credit asset classes when all asset classes had active markets dominated with orderly transactions. The Company believes these estimated spreads are reflective of current market conditions in the sub-prime mortgage market and these spread estimates are further supported by their relationship to recent observations of limited transactions in sub-prime securities. Using this discount rate, valuations were developed based on the expected future cash flows of the assets. In determining how much weight to place on the third-party pricing information versus our discounted cash flow valuation, the Company considered the level of inactivity and the amount of observable information. As of March 31, 2010 the Company weighted third-party pricing information 75% for low rated categories where it had less observable market information, and 100% for all other ratings where more observable information was available. As a result, as of March 31, 2010, the Company reported fair values for these asset-backed securities collateralized by sub-prime securities which were net $1.55 million higher than the estimated fair values received from independent third party pricing services or brokers. The adjusted fair value of these securities was $15.3 million, which was reflected within Level 3 in the fair value hierarchy as of March 31, 2010, based on the unobservable inputs used in the discounted cash flow model and the limited observable market activity.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

4.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Assets and Liabilities by Hierarchy Level - The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2010.

	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$56,642	$—	$56,642
Foreign government bonds	—	22,390	—	22,390
Corporate securities	—	737,433	2,802	740,235
Asset-backed securities	—	26,575	28,985	55,560
Commercial mortgage-backed securities	—	104,349	—	104,349
Residential mortgage-backed securities	—	118,209	—	118,209

Sub-total	—	1,065,598	31,787	1,097,385

Equity securities, available for sale	—	3,368	398	3,766
Short-term investments	2,151	19,976	—	22,127
Cash and cash equivalents	—	7,475	—	7,475
Other assets	—	3,042	15,310	18,352
Sub-total excluding separate account assets	2,151	1,099,459	47,495	1,149,105

Separate account assets (1)	1,903,880	1,548,008	5,037	3,456,925

Total assets	$1,906,031	$2,647,467	$52,532	$4,606,030

Future policy benefits	—	—	(7,917)	(7,917)

Other liabilities	—	(5,632)	(7)	(5,639)

Total liabilities	$—	$(5,632)	$(7,924)	$(13,556)

(1)

Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Statement of Financial Position.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

4.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Assets and Liabilities by Hierarchy Level - The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2009.

	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$70,519	$—	$70,519
Foreign government bonds	—	23,148	—	23,148
Corporate securities	—	687,694	2,398	690,092
Asset-backed securities	—	31,586	25,259	56,845
Commercial mortgage-backed securities	—	93,466	—	93,466
Residential mortgage-backed securities	—	120,310	—	120,310

Sub-total	—	1,026,723	27,657	1,054,380

Equity securities, available for sale	—	3,250	576	3,826
Short-term investments	17	27,959	—	27,976
Cash and cash equivalents	—	30,483	—	30,483
Other assets	—	3,019	16,039	19,058

Sub-total excluding separate account assets	17	1,091,434	44,272	1,135,723

Separate account assets (1)	1,829,113	1,427,673	5,104	3,261,890

Total assets	$1,829,130	$2,519,107	$49,376	$4,397,613

Future policy benefits	—	—	(2,412)	(2,412)

Other liabilities	—	(3,442)	(67)	(3,509)

Total liabilities	$—	$(3,442)	$(2,479)	$(5,921)

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

The methods and assumptions the Company uses to estimate fair value of assets and liabilities measured at fair value on a recurring basis are summarized below:

Fixed Maturity Securities - The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices from pricing services are sourced from multiple vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company generally receives prices from multiple pricing services for each security, but ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. To validate reasonability, prices are reviewed by internal asset managers through comparison with directly observed recent market trades and internal estimates of current fair value, developed using market observable inputs and economic indicators. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from third party pricing services is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service. If the pricing service updates the price to be more consistent in comparison to the presented market observations, the security remains within Level 2.

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally developed valuation. As of March 31, 2010 and December 31, 2009 over-rides on a net basis were not material. Internally developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect our own assumptions

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

To reflect the market’s perception of its own and the counterparty’s non-performance risk, the Company incorporates additional spreads over London Interbank Offered Rate (“LIBOR”) into the discount rate used in determining the fair value of OTC derivative assets and liabilities. However, the non-performance risk adjustment is applied only to the uncollateralized portion of the OTC derivative assets and liabilities that are uncollateralized. Most OTC derivative contracts have bid and ask prices that are actively quoted or can be readily obtained from external market data providers. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value.

Level 3 includes OTC derivatives where the bid ask spreads are generally wider than derivatives classified within Level 2 thus requiring more judgment in estimating the mid-market price of such derivatives. Derivatives classified as Level 3 include first-to-default credit basket swaps and other structured products. These derivatives are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. The fair values of first to default credit basket swaps are derived from relevant observable inputs such as: individual credit default spreads, interest rates, recovery rates and unobservable model-specific input values such as correlation between different credits within the same basket. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer values.

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

The Company is also required to incorporate its own risk of non-performance in the valuation of the embedded derivatives associated with its optional living benefit features. Since insurance liabilities are senior to debt, the Company believes that reflecting the claims-paying ratings of the Company’s insurance in the valuation of the liability appropriately takes into consideration the Company’s own risk of non-performance. Historically, the expected cash flows were discounted using forward LIBOR interest rates, which were commonly viewed as being consistent with AA quality financial strength ratings. However, in light of first quarter of 2009 developments, including rating agency downgrades to the financial strength ratings of the Company’s, the Company determined that forward LIBOR interest rates were no longer indicative of a market participant’s view of the Company’s financial strength ability. As a result, beginning in the first quarter of 2009, to reflect the market’s perception of its non-performance risk, the Company incorporated an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features, thereby increasing the discount rate and reducing the fair value of the embedded derivative liabilities. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the financial strength of the Company, as indicated by the credit spreads associated with funding agreements issued by its affiliated companies. The Company adjusts these credit spreads to remove any liquidity risk premium. The additional spread over LIBOR incorporated into the discount rate as of March 31, 2010 generally ranged from 75 to 150 basis points for the portion of the interest rate curve most relevant to these liabilities.

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

Changes in Level 3 assets and liabilities - The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2010, as well as the portion of gains or losses included in income for the three months ended March 31, 2010 attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2010.

	Three Months Ended March 31, 2010
	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset- Backed Securities	Equity Securities, Available for Sale	Other Liabilities	Other Assets
	(in thousands)
Fair value, beginning of period	$2,398	$25,259	$576	$(67)	$16,039
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(10)	(139)	—	60	(1,235)
Asset administration fees and other income	—	—	—	—	—
Included in other comprehensive income (loss)	412	(1,313)	(178)	—	68
Net investment income	—	31	—	—	—
Purchases, sales, issuances, and settlements	2	5,147	—	—	438
Foreign currency translation	—	—	—	—	—
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—	—

Fair value, end of period	$2,802	$28,985	$398	$(7)	$15,310

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net:	$(10)	$(139)	$—	$60	$(1,063)
Asset administration fees and other income	$—	$—	$—	$—	$—
Interest credited to policyholder account	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$412	$(1,313)	$(178)	$—	$—

	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$5,104	$2,412
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	6,944
Interest credited to policyholder account	(67)	—
Included in other comprehensive income	—	—
Net investment income	—	—
Purchases, sales, issuances, and settlements	—	(1,439)
Transfers into Level 3 (2)	—	—
Transfers out of Level 3 (2)	—	—

Fair value, end of period	$5,037	$7,917

Unrealized gains(losses) for the period relating to those level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$6,541
Interest credited to policyholder account	$(67)	$—
Included in other comprehensive income	$—	$—

(1)

Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Statement of Financial Position.

(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Transfers - There were no transfers into Level 3 for Fixed Maturities Available for Sale during the three months ended March 31, 2010.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

4.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Changes in Level 3 assets and liabilities - The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2009, as well as the portion of gains or losses included in income for the three months ended March 31, 2009 attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2009.

	Three Months Ended March 31, 2009
	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset- Backed Securities	Equity Securities, Available for Sale	Other Liabilities	Other Assets
	(in thousands)
Fair value, beginning of period	$266	$5,732	$121	$(4,272)	$58,880
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	—	(454)	(22,817)
Asset administration fees and other income	—	—	—	—	—
Included in other comprehensive income (loss)	75	142	434	—	76
Net investment income	(1)	—	—	—	—
Purchases, sales, issuances, and settlements	—	(119)	—	—	391
Foreign currency translation	—	—	—	—	—
Transfers into (out of) Level 3 (2)	(54)	—	—	—	—

Fair value, end of period	$286	$5,755	$555	$(4,726)	$36,530

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net:	$—	$—	$—	$(454)	$(22,655)
Asset administration fees and other income	$—	$—	$—	$—	$—
Interest credited to policyholder account	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$75	$142	$434	$—	$76

	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$6,494	$(63,903)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	30,393
Interest credited to policyholder account	(747)	—
Included in other comprehensive income	—	—
Net investment income	—	—
Purchases, sales, issuances, and settlements	15	(278)
Transfers into (out of) Level 3 (2)	(93)	—

Fair value, end of period	$5,762	$(33,788)

Unrealized gains(losses) for the period relating to those level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$29,942
Interest credited to policyholder account	$(747)	$—
Included in other comprehensive income	$—	$—

(1)

Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Statement of Financial Position.

(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Transfers - Net transfers out of Level 3 for Fixed Maturities Available for Sale totaled $0.054 million during the three months ended March 31, 2009. Transfers into Level 3 for these investments were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when information from third party pricing services or models with observable inputs were utilized. Transfers out of Level 3 for Fixed Maturities Available for Sale were primarily due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

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

The following table discloses the Company’s financial instruments where the carrying amounts and fair values may differ:

	March 31, 2010
	Carrying Amount	Fair Value
	(in thousands)
Assets:
Commercial mortgage loans	$173,706	$178,700
Policy loans	171,716	196,653
Liabilities:
Policyholder account balances - Investment contracts	87,841	86,621

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

Investment Contracts - Policyholders’ Account Balances

Only the portion of policyholders’ account balances and separate account liabilities related to products that are investment contracts (those without significant mortality or morbidity risk) are reflected in the table below. For fixed deferred annuities, payout annuities and other similar contracts without life contingencies, fair values are derived using discounted projected cash flows based on interest rates that are representative of the Company’s financial strength ratings, and hence reflect the Company’s own nonperformance risk. For those balances that can be withdrawn by the customer at any time without prior notice or penalty, the fair value is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value.

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

Embedded Derivatives

The Company sells variable annuity products, which contain embedded derivatives. The Company has reinsurance agreements to transfer the risk related to some of these embedded derivatives to affiliates. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models. The affiliates maintain a portfolio of derivative instruments that is intended to economically hedge the risks related to the reinsured products’ features. The derivatives may include, but are not limited to equity options, total return swaps, interest rate swap options, caps, floors, and other instruments. Also, some variable annuity products feature an automatic rebalancing element, also referred to as an asset transfer feature, to minimize risks inherent in the Company’s guarantees which reduces the need for hedges.

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

	March 31, 2010			December 31, 2009
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
Qualifying Hedge Relationships	(in thousands)
Currency/Interest Rate	$15,785	$-	$(786)	$5,366	$-	$(678)

Total Qualifying Hedge Relationships	$15,785	$-	$(786)	$5,366	$-	$(678)

Non-qualifying Hedge Relationships

Interest Rate	$68,000	$283	$(4,492)	$94,000	$191	$(4,766)

Credit	18,650	1,116	(990)	$21,950	3,730	(1,065)
Currency/Interest Rate	9,115	-	(769)	$20,015	-	(921)

Total Non-qualifying Hedge Relationships	$95,765	$1,399	$(6,251)	$135,965	$3,921	$(6,752)

Total Derivatives (1)	$111,550	$1,399	$(7,037)	$141,331	$3,921	$(7,430)

(1) Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives as of March 31, 2010 was a liability of $10 million and a liability of $5 million as of December 31, 2009 included in Future policy benefits.

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

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended March 31,
	2010	2009

	(in thousands)
Cash flow hedges
Currency/ Interest Rate
Net investment income	$4	$.2
Other Income	2	1
Accumulated Other Comprehensive Income (1)	(116)	-

Total cash flow hedges	$(110)	$1.2

Non- qualifying hedges
Realized investment gains (losses)
Interest Rate	$2,513	$(431)
Currency/Interest Rate	108	36
Credit	(618)	399
Embedded Derivatives	7,352	6,916

Total non-qualifying hedges	$9,355	$6,920

Total Derivative Impact	$9,245	$6,921

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

5.  DERIVATIVE INSTRUMENTS (continued)

For the period ending March 31, 2010, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2009	$(675)
Net deferred losses on cash flow hedges from January 1 to March 31, 2010	(120)
Amount reclassified into current period earnings	4

Balance, March 31, 2010	$(791)

As of March 31, 2010, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 7 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Statements of Stockholders’ Equity.

Credit Derivatives Written

The following tables set forth exposure from credit derivatives where the Company has written credit protection excluding embedded derivatives contained in externally-managed investments in the European market, by NAIC rating of the underlying credits as of the dates indicated.

March 31, 2010
First to default Basket(1)
NAIC Designation (1)	Notional	Fair Value
(in millions)
1	$-	$-
2	9	-

	9	-
3	-	-
4	-	-
5	-	-
6	-	-

Total	$9	$-

December 31, 2009
First to Default Basket (1)
NAIC Designation (1)	Notional	Fair Value
(in millions)
1	$-	$-
2	9	-

	9	-
3	-	-
4	-	-
5	-	-
6	-	-

Total	$9	$-

(1) First to default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

5.  DERIVATIVE INSTRUMENTS (continued)

The following table sets forth the composition of credit derivatives where the Company has written credit protection excluding embedded derivatives contained in externally-managed investments in European markets, by industry category as of the dates indicated.

	March 31, 2010		December 31, 2009
Industry	Notional	Fair Value	Notional	Fair Value
	(in millions)
Corporate Securities:
First to Default Baskets(1)	$9	$-	$9	$-

Total Credit Derivatives	$9	$-	$9	$-

(1)	Credit default baskets may include various industry categories.

The Company writes credit derivatives under which the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $9 million notional of credit default swap (“CDS”) selling protection at March 31, 2010 and December 31, 2009. These credit derivatives generally have maturities of five years or less.

The Company holds certain externally managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these interests was $7 million at March 31, 2010 and December 31, 2009, respectively

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of March 31, 2010 and December 31, 2009, the Company had $10 million and $13 million of outstanding notional amounts, respectively, reported at fair value as an asset of $0.132 million and $3 million, respectively.

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

The Company manages credit risk by entering into over-the-counter derivative contracts with an affiliate Prudential Global Funding, LLC, see Note 8. The Company effects exchange-traded futures transactions through regulated exchanges and these transactions are settled on a daily basis, thereby reducing credit risk exposure in the event of nonperformance by counterparties to such financial instruments.

Under fair value measurements, the Company incorporates the market’s perceptions of its own and the counterparty’s non-performance risk in determining the fair value of the portion of its OTC derivative assets and liabilities that are uncollateralized. Credit spreads are applied to the derivative fair values on a net basis by counterparty. To reflect the Company’s own credit spread a proxy based on relevant debt spreads is applied to OTC derivative net liability positions. Similarly, the Company’s counterparty’s credit spread is applied to OTC derivative net asset positions.

6.    CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund less than $1 million of commercial loans in the first quarter of 2010. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $18 million in the first quarter of 2010.

Contingent Liabilities

On an ongoing basis, the Company’s internal supervisory and control functions review the quality of sales, marketing and other customer interface procedures and practices and may recommend modifications or enhancements. From time to time, this review process results in the discovery of product administration, servicing or other errors, including errors relating to the timing or amount of payments or contract values due to customers. In certain cases, if appropriate, the Company may offer customers remediation and may incur charges, including the costs of such remediation, administrative costs and regulatory fines.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

6.    CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

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

7. REINSURANCE

The Company participates in reinsurance with its affiliates Prudential Insurance, Prudential Arizona Reinsurance Captive Company, or “PARCC”, Pruco Life, Pruco Reinsurance, Ltd., or “Pruco Re”, and Prudential Arizona Reinsurance Term Company, or “PAR TERM”, in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential arising from large risks. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability resulting from such inability of reinsurers to meet their obligation is considered to be remote.

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

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

7.  REINSURANCE (continued)

Reinsurance amounts included in the Unaudited Interim Statement of Operations and Comprehensive Income in the first quarter of 2010 and 2009 are below.

	2010	2009
	(in thousands)
Gross premiums and policy charges and fee income	$69,485	$66,173
Reinsurance ceded	(47,258)	(45,999)

Net premiums and policy charges and fee income	$22,227	$20,174

Policyholders’ benefits ceded	$19,877	$21,236

Realized capital gains (losses) ceded, net	$(1,230)	$(22,814)

Realized investment gains and losses include the reinsurance of certain of the Company’s embedded derivatives. Changes in the fair value of the embedded derivatives are recognized through “Realized investment gains”. The Company has entered into reinsurance agreements to transfer the risk related to certain living benefit options to Pruco Re. These reinsurance agreements are derivatives and have been accounted for in the same manner as an embedded derivative.

Reinsurance premiums ceded for interest-sensitive life products is accounted for as a reduction of policy charges and fee income. Reinsurance ceded for term insurance products is accounted for as a reduction of premiums.

Reinsurance recoverables included in the Company’s Unaudited Interim Statements of Financial Position, at March 31, 2010 and December 31, 2009 were $342 million and $323 million, respectively.

The gross and net amounts of life insurance in force as of March 31, 2010 and 2009 were as follows:

	2010	2009
	(in thousands)
Gross life insurance in force	$95,888,811	$90,952,051
Reinsurance ceded	(86,371,170)	(82,814,446)

Net life insurance in force	$9,517,641	$8,137,605

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million in the first quarter of 2010 and 2009. The expense charged to the Company for the deferred compensation program was less than $1 million in the first quarter of 2010 and 2009.

The Company receives a charge to cover its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earning and length of service. While others are based on an account balance, which takes into consideration age, service and earnings during career.

Prudential Insurance sponsors voluntary savings plans for the Company’s expenses for its share of the voluntary savings plan (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was less than $1 million in the first quarter of 2010 and 2009.

The Company’s share of net expense for the pension plans was less than $1 million in the first quarter of 2010 and 2009.

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

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

8.  RELATED PARTY TRANSACTIONS (continued)

Affiliated Asset Administration Fee Income

Effective April 15, 2009, the Company amended an existing agreement to add AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, as a party whereas the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $0.6 million in the first quarter of 2010. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Statements of Operations and Comprehensive Income.

Beginning October 1, 2002, in accordance with a servicing agreement with Prudential Investments LLC, the Company receives fee income from policyholder account balances invested in The Prudential Series Fund (“PSF”). Income received from Prudential Investments LLC, related to this agreement was $1 million in the first quarter of 2010. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Statements of Operations and Comprehensive Income.

Corporate Owned Life Insurance

The Company has sold two Corporate Owned Life Insurance, or “COLI”, policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI contracts was $884 million and $853 million at March 31, 2010 and December 31, 2009, respectively. Fees related to these COLI policies were $3 million in the first quarter of 2010 and 2009.

Reinsurance with Affiliates

Pruco Life

Effective April 1, 2008, the Company entered into an agreement to reinsure certain variable COLI policies with Pruco Life. Reinsurance recoverables related to this agreement were $2 million as of March 31, 2010 and December 31, 2009. Fees ceded to Pruco Life were $1 million and $2 million in the first quarter of 2010 and 2009, respectively. Benefits ceded were less than $1million in the first quarter of 2010 and 2009. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

PARCC

The Company reinsures 90% of the risks under its term life insurance policies, written prior to January 1, 2010, through an automatic coinsurance agreement with PARCC. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $321 million and $303 million as of March 31, 2010 and December 31, 2009, respectively. Premiums ceded to PARCC in the first quarter of 2010 and 2009 were $36 million and $35 million, respectively. Benefits ceded in the first quarter of 2010 and 2009 were $14 million and $13 million, respectively. Reinsurance expense allowances, net of capitalization and amortization in the first quarter of 2010 and 2009 were $8 million.

PAR TERM

The Company reinsures 90% of the risks under its term life insurance policies issued on or after January 1, 2010, through an automatic coinsurance agreement with PAR TERM. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $3 million as of March 31, 2010. Premiums ceded to PAR TERM in the first quarter of 2010 were $1 million.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. The reinsurance recoverables related to this agreement were $7 million as of March 31, 2010 and December 31, 2009. Premiums and fees ceded to Prudential Insurance in the first quarter of 2010 and 2009 were $9 million. Benefits ceded in the first quarter of 2010 and 2009 were $6 million and $8 million, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

Pruco Re

Effective October 3, 2005, the Company entered into a new coinsurance agreement with Pruco Re providing for 100% reinsurance of its Lifetime Five (“LT5”) feature. Fees ceded on this agreement were $0.3 million and $0.2 million in the first quarter of 2010 and 2009, respectively.

Effective May 26, 2006, the Company entered into a new coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Spousal Lifetime Five benefit (“SLT5”) feature. Fees ceded on this agreement were $0.04 million and $0.03 million in the first quarter of 2010 and 2009, respectively.

The Company’s reinsurance recoverables related to the above product reinsurance agreements was $9 million and $10 million as of March 31, 2010 and December 31, 2009, respectively. Changes in fair value are reflected in “Realized investment gains/(losses)” net and were $1 million and ($23) million in the first quarter of 2010 and 2009, respectively, primarily due to the change in non-performance risk in the valuation of embedded derivatives. The underlying asset is reflected in “Reinsurance recoverables” in the Company’s Unaudited Interim Consolidated Statements of Financial Position.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

8.  RELATED PARTY TRANSACTIONS (continued)

Debt Agreements

The Company and its parent, Pruco Life, have an agreement with an affiliate, Prudential Funding, LLC, which allows it to borrow funds for working capital and liquidity needs. The borrowings under this agreement are limited to $100 million. The Company had no debt outstanding to Prudential Funding, LLC in the first quarter of 2010 and 2009. Interest expense related to this agreement was less than $1 million and $2 million in the first quarter of 2010 and 2009, respectively. The related interest was charged at a variable rate ranging from 3.75% to 2.95% for 2010 and 7.05% to 3.05% for 2009.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A,”) addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of March 31, 2010, compared with December 31, 2009, and its results of operations for the three months ended March 31, 2010 and 2009. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, the statements under “Forward-Looking Statements” and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Products

Variable Life Insurance

The Company offers a number of individual variable life insurance products which represent 21% of our net individual life insurance in force at March 31, 2010. Variable products provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account and /or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates we determine that vary periodically based on our portfolio rate. In the separate accounts, the policyholder bears the fund performance risk. Each product provides for the deduction of charges and expenses from the customer’s contract fund. In July 2009, we launched a new variable product that has the same basic features as our variable universal life product but also allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. In general we consider households with investable assets or annual income in excess of $100,000 to be mass affluent and households with investable assets in excess of $250,000 to be affluent in the U.S. market.

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

Term Life Insurance

The Company offers a variety of term life insurance products which represent 73% of our net individual life insurance in force at March 31, 2010, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

Individual Life profits from term insurance are not expected to directly correlate, from a timing perspective, with the increase in term insurance in force because of uneven product profitability patterns, as well as the costs of our ongoing capital management activities.

Universal Life Insurance

The Company offers universal life insurance products which represent 6% of our net individual life insurance in force at March 31, 2010. Universal life insurance products feature a fixed crediting rate that varies periodically based on portfolio returns, flexible premiums and a choice of guarantees against lapse. Universal life policies provide for the deduction of charges and expenses from the policyholder’s contract fund.

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

In March 2010, as a result of the launch of the Company’s new product line, an affiliated company, Prudential Annuities Life Assurance Corporation, ceased selling variable annuity products, with very limited exceptions. In general, the new product line offers the same optional living benefits and optional death benefits as offered by the Company’s existing variable annuities. Prudential Annuities Life Assurance Company, subject to applicable contractual provisions, regulatory requirements and administrative rules, will continue to accept purchase payments on inforce contracts under those existing annuity products. These initiatives are being implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. In addition, by limiting its variable annuity offerings to a single product line sold through the Company (for New York sales) and its affiliate (Pruco Life Insurance Company), we expect to convey a more focused, cohesive image in the marketplace.

The Company offers variable annuities that provide our customers with tax-deferred asset accumulation together with a base death benefit and a full suite of optional guaranteed death and living benefits. The benefit features contractually guarantee the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), and/or (3) the highest contract value on a specified date minus any withdrawals (“contract value”), including a highest daily contract value in certain of our latest optional living benefits. These guarantees may include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. This highest daily guaranteed contract value offered with certain optional living benefits is generally accessible through periodic withdrawals for the life of the contractholder, and not as a lump-sum surrender value.

Our variable annuity investment options provide our customers with the opportunity to invest in proprietary and non-proprietary mutual funds, frequently under asset allocation portfolios, and fixed-rate options. The investments made by customers in the proprietary and non-proprietary mutual funds generally represent separate account interests that provide a return linked to an underlying investment portfolio. The investments made in the fixed rate options are credited with interest at rates we determine, subject to certain minimums. We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain investments made in the fixed-rate options of our variable annuities and certain fixed annuities impose a market value adjustment if the invested amount is not held to maturity. Based on the contractual terms the market value adjustment can be positive, resulting in an additional amount for the contractholder, or negative, resulting in a deduction from the contractholder’s account value or redemption proceeds.

The primary risk exposures of these optional living benefit features relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility, timing of annuitization and withdrawals, contract lapses and contractholder mortality. The rate of return we realize from our variable annuity contracts will vary based on the extent of the differences between our actual experience and the assumptions used in the original pricing of these products. As part of our risk management strategy we hedge or limit our exposure to certain of these risks primarily through a combination of product design elements, such as an automatic rebalancing element, externally purchased hedging instruments and affiliated reinsurance arrangements with Pruco Re. Our returns can also vary by contract based on our risk management strategy, including the impact on any capital markets risks that are hedged in the affiliate, and the impact on that portion of our variable annuity contracts that benefit from the automatic rebalancing element.

The automatic rebalancing element, also referred to as an asset transfer feature, included in the design of certain optional living benefits, transfers assets between the variable investments selected by the annuity contractholder and, depending on the benefit feature, fixed income investments backed by our general account or a separate account bond portfolio. The transfers are based on a static mathematical formula which considers a number of factors, including the impact of investment performance on contractholders’ total account value. In general, negative investment performance results in transfers to fixed income investments backed by our general account or a separate account bond portfolio, and positive investment performance results in transfers back to contractholder-selected investments. Overall, the automatic rebalancing element is designed to help limit our exposure, and the exposure of the contractholders’ account value, to equity market risk and market volatility. Beginning in 2009, our offerings of optional living benefit features associated with variable annuity products all include an automatic rebalancing element, and in 2009 we discontinued any new sales of optional living benefit features without an automatic rebalancing element. Other product design elements we utilize for certain products to manage these risks include asset allocation and minimum issue age requirements. As of March 31, 2010, approximately $721 million or 68% of variable annuity account values with living benefit features included an automatic rebalancing element in the product design, compared to $602 million or 65% as of December 31, 2009. As of March 31, 2010 approximately $333 million or 32% of variable annuity account values with living benefit features did not include an automatic rebalancing element in the product design, compared to $328 million or 35% as of December 31, 2009

As mentioned above, in addition to our automatic rebalancing element, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance arrangements. In the reinsurance affiliate, we manage the risks associated with our optional living benefits through purchases of equity options and futures as well as interest rate derivatives, which hedge certain optional living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. In the second quarter of 2009, we began the expansion of our hedging program to include a portion of the market exposure related to our overall capital position including the impact of certain statutory reserve exposures. These capital hedges primarily consist of equity-based total return swaps, as well as interest rate derivatives, that are designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. We assess the composition of the hedging program on an ongoing basis.

Changes in Financial Position

March 31, 2010 versus December 31, 2009

Total assets increased $240 million, from $5.440 billion at December 31, 2009 to $5.680 billion at March 31, 2010. Separate account assets increased $195 million, from $3.262 billion at December 31, 2009 to $3.457 billion at March 31, 2010, primarily driven by improvements in equity markets and deposits in our annuity products driven by strong sales.

Fixed maturities increased by $43 million from $1.054 billion at December 31, 2009 to $1.097 billion at March 31, 2010. This increase was primarily driven by investment of cash flows from business operations, reinvestment of investment income and unrealized gains on fixed maturities in the current year resulting from a narrowing of credit spreads that increased the market value of these securities. Partially offsetting this increase were transfers of account balances to the separate account variable investment options from the fixed investment options backed by our general account due to an automatic rebalancing element on certain variable annuity contracts.

Reinsurance recoverables increased by $21 million from $322 million at December 31, 2009 to $343 million at March 31, 2010 primarily driven by continued growth in the term life in force covered under affiliated reinsurance agreements (see note 8 to the Unaudited Interim Financial Statements).

Cash and cash equivalents decreased by $19 million from $33 million at December 31, 2009 to $14 million at March 31, 2010. These funds were used to purchase fixed maturities securities during the first quarter of 2010.

Deferred policy acquisition costs decreased by $7 million from $306 million at December 31, 2009, to $299 million at March 31, 2010, the decrease was primarily due to a $9 million of lower amortization and $8 million related to unrealized investment gains partially offset by $10 million of capitalization of acquisition costs from the continued growth of sales in life and annuity products. We amortize deferred policy acquisition and other costs associated with variable and universal life policies and the variable and fixed annuity contracts over the expected lives of the contracts based on the level and timing of gross profits on the underlying product. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company, for example, reinsurance agreements with those affiliated entities.

Total liabilities increased by $216 million, from $4.927 billion at December 31, 2009 to $5.143 billion at March 31, 2010, primarily due to an increase in separate account liabilities of $195 million, driven mainly by the improvement in equity markets and deposits in our annuity products driven by strong sales. Future policy benefits and other policyholder liabilities increased by $17 million from $460 million at December 31, 2009 to $477 million at March 31, 2010 primarily, driven by continued increases to life reserves associated with term life in force growth.

Results of Operations

2010 to 2009 Annual Comparison

	Three Months ended March 31,
	2010	2009
Operating results:	(in thousands)

Revenues:

Life Products	$35,801	$28,827

Annuity Products	17,749	15,623

	53,550	44,450

Benefits and expenses:

Life Products	20,598	21,675

Annuity Products	10,235	37,075

	30,833	58,750

Income from Operations before Income Taxes

Life Products	15,203	7,152

Annuity Products	7,514	(21,452)

	22,717	(14,300)

Income Taxes

Life Products	4,985	1,472

Annuity Products	1,180	(4,405)

	6,165	(2,933)

Net Income:

Life Products	10,218	5,680

Annuity Products	6,334	(17,047)

	$16,552	$(11,367)

Life Products

Net Income

2010 to 2009 Three Month Comparison. Net income increased $4 million, from $6 million in the first quarter of 2009 to $10 million in the first quarter of 2010. This increase was driven by an $8 million increase in income from operations before income taxes, primarily due to a gain of $2 million in the first quarter of 2010 compared to a loss of $2 million in the first quarter of 2009 related to the change in the value of mark to market derivatives and lower fixed maturity impairments. Also contributing to this increase was improved earnings from variable products, primarily due to a benefit from lower amortization of deferred policy acquisition costs, net of related amortization of unearned revenue reserves, largely reflecting the impact of improved financial market conditions on separate account fund performance and a return to more normal levels of policyholder persistency. This benefit reflects changes in our estimate of total gross profits used as a basis for amortizing deferred policy acquisition costs and unearned revenue reserves, and are discussed in more detail below. Net Income also benefited from higher earnings in the first quarter of 2010 associated with growth in term and universal life insurance in force. The higher income from operations before income taxes was partially offset by $2 million of higher income tax expense.

Revenues

2010 to 2009 Three Month Comparison. Revenues of $36 million in the first quarter of 2010 increased by $8 million from $28 million in the first quarter of 2009.

Net realized investment gains, increased by $4 million from a loss of $2 million in the first quarter of 2009 to a gain of $2 million in the first quarter of 2010, primarily driven by mark-to-market gains of $2 million ($0 million gain in 1Q09 vs. $2 million gain in 1Q10), marked-to-market gains of $1 million ($400 thousand loss in 1Q09 compared to a $300 thousand gain in 1Q10) on certain externally managed European capital market investments and $1 million of lower impairments on fixed maturities ($1 million loss in 1Q09 compared to a $0 million in 1Q10).

Net investment income, increased by $2 million from $13 million in the first quarter of 2009 to $15 million in the first quarter of 2010, primarily driven by growth in the portfolio from universal life products and reinvestment of investment income.

Benefits and Expenses

2010 to 2009 Three Month Comparison. Total benefits and expenses of $21 million in the first quarter of 2010 decreased by $1 million, from $22 million in the first quarter of 2009.

Amortization of deferred policy acquisition costs decreased by $2 million from $8 million in the first quarter of 2009 to $6 million in the first quarter of 2010 driven by the impact of more favorable equity markets in the first quarter of 2010 on variable product separate account fund performance and a return to more normal levels of policyholder persistency. Weak equity markets in the first quarter of 2009 drove unfavorable separate account fund performance that resulted in higher DAC amortization as discussed below.

Interest credited to policyholders’ account balances increased by $1 million, from $5 million in the first quarter of 2009 to $6 million in the first quarter of 2010, primarily driven by continued growth in the universal life in force and associated policyholder fund balances.

Annuities Products

Net Income

2010 to 2009 Three Month Comparison. Net income increased $15 million from a loss of $13 million in the first quarter of 2009 to a gain of $2 million in the first quarter of 2010. This increase was primarily driven by a $29 million increase in income from operations before income taxes, due to a decline in benefits and expenses mostly driven by lower DAC/DSI amortization as discussed below, partially offset by a $10 million increase in tax expense due to the increase in pre-tax income.

Revenues

2010 to 2009 Three Month Comparison. Revenues increased $2 million from $16 million in the first quarter of 2009 to $18 million in the first quarter of 2010.

Policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on general and separate account policyholders’ fund balances, increased $2 million from $4 million in the first quarter of 2009 to $6 million in the first quarter of 2010. The increase was primarily driven by higher average separate account asset balances due to net market appreciation, positive net flows, and the transfer of balances from the fixed income investments backed by our general account to the separate accounts relating to an automatic rebalancing element in some of our optional living benefit features.

Benefits and Expenses

2010 to 2009 Three Month Comparison. Benefits and expenses decreased $27 million from $37 million in the first quarter of 2009 to $10 million in the first quarter of 2010.

Amortization of deferred policy acquisition costs (“DAC”) decreased by $16 million, from $19 million in the first quarter of 2009 to $3 million in the first quarter of 2010 primarily from lower base amortization of $16 million related to the impact of change in non-performance risk in the valuation of embedded derivatives, $15 million associated with living benefit features reinsured to an affiliate as discussed below. Also contributing to the variance is the impact of market performance adjustment and actual experienced true-ups of $1 million driven by favorable market performance.

We incorporate risk of non-performance of our affiliates’ in the valuation of the embedded derivatives associated with our living benefit features on our variable annuity contracts. Income from operations in the first quarter of 2010 included a $1 million favorable variance in the amortization of deferred policy acquisition and other costs from the impact of updates to the inputs used in the valuation of the reinsured liability for living benefit embedded derivatives and its impact on actual gross profits. Beginning in the first quarter of 2009, in light of developments including rating agency downgrades to the financial strength ratings of the Company, we incorporated an additional spread over LIBOR into the discount rate used in the valuation of the embedded derivative liabilities to reflect an increase in the market perceived risk of our non-performance, thereby reducing the value of the embedded derivative liabilities. The decrease in the benefit from our market perceived non-performance risk in the first quarter of 2010 compared to the first quarter of 2009 is due to a decrease in the fair value of the embedded derivative liabilities reflecting a decrease in future expected benefit payments, resulting from an increase in policyholder account balances due to equity market appreciation, and a decrease in the additional spread over LIBOR, reflecting general credit spread tightening.

Interest credited to policyholders’ account balances decreased $8 million, from $12 million in the first quarter of 2009 to $4 million in the first quarter of 2010, primarily due to lower DSI amortization related to the impact of change in non-performance risk in the valuation of embedded derivatives associated with living benefit features reinsured to an affiliate as discussed below.

Policyholders’ benefits decreased $4 million, from $4 million in the first quarter of 2009 to ($0.2) million in the first quarter of 2010 primarily due to $3 million favorable adjustments to reserves for the guaranteed minimum death and income benefit features of our variable annuity products due to the quarterly market performance adjustment and actual experience true-ups.

Life and Annuities Products

We amortize deferred policy acquisition and other costs over the expected lives of the contracts based on the level and timing of gross profits on the underlying Life and Annuity products. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities.

Income from operations in the first quarter of 2010 for both our variable life and variable annuity products included $1 million of net benefits related to a reductions to the reserves for the guaranteed minimum death and income benefit feature of our variable life and variable annuity contracts and lower DAC amortization driven by updates to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, compared to $5 million of net charges related to these items included in the first quarter of 2009, resulting in a $4 million favorable variance, as shown in the table below. This variance primarily reflects the market conditions that existed in the respective periods and are discussed individually in more detail below.

	Three months ended March 31, 2010				Three months ended March 31, 2009

	DAC Amortization and Other Costs (1)	Reserves for GMDB / GMIB (2)	Unearned Revenue Reserve Amortization (3)	Total	DAC Amortization and Other Costs (1)	Reserves for GMDB / GMIB (2)	Unearned Revenue Reserve Amortization (3)	Total
	(in thousands)
Annuity Products Quarterly market performance adjustment	$430	$253	$-	$683	$(1,635)	$(2,324)	$-	$(3,959)

Annuity Products Quarterly Adjustment for current period experience	$(64)	$430	$-	$366	$535	$(72)	$-	$463

Life Products Separate Account fund performance	518	-	(199)	319	(398)	-	263	(135)

Life Products Persistency	367	-	(301)	66	(818)	-	40	(778)

Life Products Mortality & Other	(1,123)	-	833	(290)	(460)	-	209	(251)

Total	$128	$683	$333	$1,144	$(2,776)	$(2,396)	$512	$(4,660)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and other costs.
(2)

Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of both our variable life and annuity products.

(3)	Amounts reflect (charges) or benefits for (increases) or decreases in unearned revenue reserves amortization that are reported in policy charges and fee income.

As shown in the table above, results for both periods include quarterly updates for the impact of fund performance on our DAC amortization net of unearned revenue reserves and GMDB/GMIB reserves for our variable life and variable annuity products. The first quarter of 2010 included lower net DAC amortization and other costs associated with these quarterly updates due to favorable market performance. The first quarter of 2009 updates resulted in a charge of $4 million due to unfavorable market performance.

We derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. However, beginning in the fourth quarter of 2008 and continuing through the first quarter of 2010, the projected near-term future annual rate of return calculated using the reversion to the mean approach for most variable policies was greater than our near-term maximum future rate of return assumption across all asset types for this business. In those cases, we utilized the near-term maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. The near-term maximum future rate of return under the reversion to mean approach was 9.7% for variable annuity products and 10.1% for variable life products for the first quarter of 2010. Included in the blended maximum future rate are assumptions for returns on various asset classes, including a 13% annual maximum rate of return on equity investments.

Income Taxes

The income tax provision amounted to an expense of $6 million in the first quarter of 2010 compared to a benefit of ($3) million in the first quarter of 2009 primarily driven by higher pre-tax income.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2002 tax year expired on April 30, 2009. The statute of limitations for the 2003 tax year expired on July 31, 2009. The statute of limitations for the 2004, 2005, and 2006 tax years is set to expire in April 2011. Tax years 2007 through 2009 are still open for IRS examination. The Company does not anticipate any significant changes within the next 12 months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2009, current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 1, 2010, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2009 or first quarter 2010 results.

In December 2006, the IRS completed all fieldwork with respect to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of an industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 tax years, the Company agreed to such adjustment. The report, with the adjustment to the DRD, was submitted to the Joint Committee on Taxation in October 2008. The Company was advised on January 2, 2009 that the Joint Committee completed its consideration of the report and took no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a $157 million refund was received in February 2009. The Company believes that its return position with respect to the calculation of the DRD is technically correct. Therefore, the Company filed protective refund claims on October 1, 2009 to recover the taxes associated with the agreed upon adjustment and to pursue such other actions as appropriate. These activities had no impact on the Company’s 2009 or first quarter 2010 results.

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

Liquidity and Capital Resources

Overview

Liquidity refers to the ability to generate sufficient cash resources to meet the payment obligations of the Company. Capital refers to the long term financial resources available to support the operation of our businesses, fund business growth, and provide a cushion to withstand adverse circumstances. The ability to generate and maintain sufficient liquidity and capital depends on the profitability of our businesses, general economic conditions and our access to the capital markets through affiliates as described herein.

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

Cash Flow

The principal sources of the Company’s liquidity are premiums and annuity considerations, investment and fee income, and investment maturities and sales associated with our insurance and annuity operations, as well as internal borrowings. The principal uses of that liquidity include benefits, claims, dividends paid to policyholders, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, and payments in connection with financing activities. Going forward, with the launch of its new product line in March 2010, as discussed above, the Company expects the overall level of these activities to increase.

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

Gross account withdrawals amounted to approximately $43 million and $78 million in the first quarter of 2010 and 2009, respectively. Because these withdrawals were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities and public equity securities. As of March 31, 2010 and December 31, 2009; our insurance operations had liquid assets of $1.1 million. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $36 million and $61 million as of March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010, $1.002 billion, or 91%, of the fixed maturity investments company general account portfolios were rated investment grade. The remaining $94.8 million, or 9%, of these fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

Prudential Funding, LLC

Prudential Funding, LLC, or Prudential Funding, a wholly owned subsidiary of Prudential Insurance, serves as an additional source of financing to meet our working capital needs. Prudential Funding operates under a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding positive tangible net worth at all times. Prudential Funding borrows funds in the capital markets primarily through the direct issuance of commercial paper.

Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of the Company. We manage our RBC ratio to a level consistent with a “AA” ratings objective. RBC is determined by statutory formulas that consider risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. As of December 31, 2009, the RBC ratio for each of Prudential Insurance and the Company exceeded the minimum levels required by applicable insurance regulations.

The level of statutory capital of the Company can be materially impacted by interest rate and equity market fluctuations, changes in the values of derivatives, the level of impairments recorded, credit quality migration of investment portfolio, among other items. Further, the recapture of business subject to reinsurance arrangements due to defaults by, or credit quality migration affecting, the reinsurers could result in higher required statutory capital levels. The level of statutory capital of the Company is also affected by statutory accounting rules which are subject to change by insurance regulators.

Certain of the Company’s statutory reserves are ceded to an affiliated offshore captive reinsurance company. A reinsurance trust is established by the affiliated offshore captive reinsurance company to satisfy reinsurance reserve credit requirements. These reserve credits allow the Company to reduce the level of statutory capital it is required to hold. The reinsurance reserve credit requirements and the value of the reinsurance trust assets are reviewed on a quarterly basis. Since the exact requirements cannot be known for certain until after the close of the accounting period, the reserve credit requirements are estimated to determine if the value of the reinsurance trust assets are expected to be sufficient. If it is determined that the value of the reinsurance trust assets are not sufficient to meet the reinsurance reserve credit requirements, we expect Prudential Financial would satisfy those additional needs through a combination of funding the reinsurance credit trusts with available cash, certain hedge assets, and loans from Prudential Financial and/or affiliates. Prudential Financial also continues to evaluate other options to address reserve credit needs such as obtaining letters of credit.

Item 3.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2010. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended March 31, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to legal and regulatory actions in the ordinary course of our business. Our pending legal and regulatory actions may include proceedings specific to us and proceedings generally applicable to business practices in the industry in which we operate. We are also subject to litigation arising out of our general business activities, such as our investments, contracts, leases and labor and employment relationships, including claims of discrimination and harassment. In some of our pending legal and regulatory actions, parties may seek large and/or indeterminate amounts, including punitive or exemplary damages.

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

Item 1A.  Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

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

By: /s/Tucker I. Marr
Tucker I. Marr
Chief Accounting Officer
(Authorized Signatory and Principal Accounting and Financial Officer)

Date:    May 14, 2010