Form 10-K
period 2010-12-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2011-03-11
CIK 1038509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

State the aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

As of March 11, 2011, 400,000 shares of the registrant’s common stock (par value $5), were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

THE INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, PRUDENTIAL FINANCIAL, INC.’S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 10, 2011, TO BE FILED BY PRUDENTIAL FINANCIAL, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER DECEMBER 31, 2010.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (I) (1) (a) and (b) on Form 10-K

and is therefore filing this Form with reduced disclosure

Forward-Looking Statements

Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement, with regard to variable annuity or other product guarantees; (5) any inability to access our credit facilities; (6) re-estimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs; (9) changes in our financial strength or credit ratings; (10) statutory reserve requirements associated with term and universal life insurance policies under Regulation XXX and Guideline AXXX; (11) investment losses, defaults and counterparty non-performance; (12) competition in our product lines and for personnel; (13) difficulties in marketing and distributing products through current or future distribution channels; (14) changes in tax law; (15) regulatory or legislative changes, including the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act; (16) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (17) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (18) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (19) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (20) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; and (21) changes in statutory or U.S. GAAP accounting principles, practices or policies. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” for discussion of certain risks relating to our businesses.

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

Competition

Variable and Fixed Annuities

The Company competes with other providers of retirement savings and accumulation products, including other large, well-established insurance and financial services companies. We compete in the individual annuities business primarily based on our ability to offer innovative product features. Our risk management allows us to offer these features and helps to hedge or limit our exposure to certain of the related risks, utilizing a combination of product design elements, such as an asset transfer feature, externally purchased hedging instruments and affiliated reinsurance arrangements with Pruco Reinsurance, Ltd. (“Pruco Re”). The asset transfer feature, included in the design of certain optional living benefits, transfers assets between variable investments selected by the annuity contractholder and investments that are expected to be more stable (e.g., a separate account bond portfolio), according to the static mathematical formula as discussed in more detail below. By transferring assets to the more stable investment, the asset transfer feature helps to reduce our risk associated with the optional living benefit. Our sales have benefited from the impact of market disruptions on some of our competitors, certain of which have either exited the variable annuity marketplace or have implemented product modifications in recent years to increase pricing and scale back product features. Although we have implemented similar modifications, we believe our modified product offerings have remained competitively positioned. While new competitors are entering the market and others have become more aggressive in product design and pricing, we believe our product offerings and differentiated risk management strategies will continue to provide us with an attractive risk and profitability profile, as all currently-offered optional living benefit features include the asset transfer feature and most sales include the highest daily guaranteed contract value feature which is described below. In addition to our product features, we also compete based on brand recognition, the breadth of our distribution platform and our customer service capabilities.

Life Insurance

The Company competes with large, well-established life insurance companies. In the markets for our products, we compete primarily based on price, service, distribution channel relationships, brand recognition and financial stability. Due to the large number of competitors, price competition is strong. Factors that could influence our ability to competitively price products while achieving targeted returns include: the cost and availability of financing for statutory reserves required for certain term and universal life insurance policies, the timing of and our ability to utilize tax deductions associated with statutory reserves, product designs which impact the amount of statutory reserves and the associated tax deductions, and the level of and pace of changes in interest rates. The current environment of low interest rates and volatile equity markets has resulted in a greater demand for general account whole life products across the industry.

Products

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

As a result of the launch of the Company’s new product line in March 2010, an affiliated company, the Prudential Annuities Life Assurance Corporation, ceased selling variable annuity products. In general, the new product line offers the same optional living benefits and optional death benefits as offered by the Company’s existing variable annuities.

The Company offers variable annuities that provide our customers with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed death and living benefits. The benefit features contractually guarantee the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), and/or (3) the highest contract value on a specified date minus any withdrawals (“contract value”). These guarantees may include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. Our latest optional living benefits guarantee, among other features, the ability to make withdrawals based on the highest daily contract value plus a minimum return, credited for a period of time. This highest daily guaranteed contract value is accessible through periodic withdrawals for the life of the contractholder, and not as a lump-sum surrender value.

Our variable annuity investment options provide our customers with the opportunity to invest in proprietary and non-proprietary mutual funds, frequently under asset allocation programs, and fixed-rate accounts. The investments made by customers in the proprietary and non-proprietary mutual funds generally represent separate account interests that provide a return linked to an underlying investment portfolio. The general account investments made in the fixed rate accounts are credited with interest at rates we determine, subject to certain minimums. We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain investments made in the fixed rate accounts of our variable annuities and certain fixed annuities impose a market value adjustment if the invested amount is not held to maturity. Based on the contractual terms, the market value adjustment can be positive, resulting in an additional amount for the contractholder, or negative, resulting in a deduction from the contractholder’s account value or redemption proceeds.

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility, timing of annuitization and withdrawals, contract lapses and contractholder mortality. The rate of return we realize from our variable annuity contracts will vary based on the extent of the differences between our actual experience and the assumptions used in the original pricing of these products. As part of our risk management strategy we hedge or limit our exposure to certain of these risks primarily through a combination of product design elements, such as the aforementioned asset transfer feature, externally purchased hedging instruments and affiliated reinsurance arrangements with Pruco Reinsurance, Ltd. (“Pruco Re”). Our returns can also vary by contract based on our risk management strategy, including the impact of any capital markets movements that we may hedge in Pruco Re, the impact on that portion of our variable annuity contracts that benefit from the asset transfer feature and the impact of risks that are not able to be hedged.

As of December 31, 2010 approximately $2.4 billion or 79% of total variable annuity account values contain a living benefit feature, compared to approximately $0.9 billion or 61% as of December 31, 2009. As of December 31, 2010 approximately $2.0 billion or 86% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $0.6 billion or 65% as of December 31, 2009. As of December 31, 2010, approximately $0.3 billion or $14% of variable annuity account values with living benefit features did not include an asset transfer feature in the product design, compared to $0.3 billion or 35% as of December 31,2009. The increase in account values with living benefits and the asset transfer feature reflects the impact of the launch of our new product line, discussed above. The asset transfer feature, included in the design of certain optional living benefits, transfers assets between the variable investments selected by the annuity contractholder and, depending on the benefit feature, a fixed rate account in the general account or a bond portfolio within the separate account. The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including the impact of investment performance on the contractholder’s total account value. In general, negative investment performance may result in transfers to either a fixed rate account in the general account or a bond portfolio within the separate account, and positive investment performance may result in transfers back to contractholder-selected investments. Overall, the asset transfer feature is designed to help mitigate our exposure, and the exposure of the contractholder’s account value, to equity market risk and market volatility. Beginning in 2009, our offerings of optional living benefit features associated with currently-sold variable annuity products all include an asset transfer feature, and in 2009 we discontinued any new sales of optional living benefit features without an asset transfer feature. Other product design elements we utilize for certain products to manage these risks include asset allocation restrictions and minimum issuance age requirements.

As mentioned above, in addition to our asset transfer feature, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance arrangements. Primarily in the reinsurance affiliate, equity options and futures as well as interest rate derivatives are purchased to hedge certain optional living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. Historically, the hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by GAAP, excluding the impact of the market-perceived risk of non-performance, with capital market derivatives and options. In the third quarter of 2010, the hedging strategy was revised as, in the low interest rate environment, management of the Company and our reinsurance affiliate do not believe the GAAP value of the embedded derivative liability to be an appropriate measure for determining the hedge target. The new hedge target continues to be grounded in a GAAP/capital markets valuation framework but incorporates modifications to the risk-free return assumption to account for the fact that the underlying customer separate account funds which support these living benefits are invested in assets that contain risk. Consistent with sound risk management practices, management of the Company and the reinsurance affiliate evaluate hedge levels versus the target given the overall capital considerations of our ultimate parent Company, Prudential Financial Inc. and its subsidiaries, and prevailing capital market conditions and may decide to temporarily hedge to an amount that differs from the hedge target definition. This new strategy will result in differences each period between the change in the value of the embedded derivative liability as defined by GAAP and the change in the value of the hedge positions, potentially increasing volatility in GAAP earnings in the reinsurance affiliate, and increasing volatility in the amortization of deferred acquisition and other costs of the Company as a result of the gross profits impact.

In the second quarter of 2009, we began the expansion of the Company’s hedging program to include a portion of the market exposure related to the overall capital position of our variable annuity business, including the impact of certain statutory reserve exposures. These capital hedges primarily consisted of equity-based total return swaps that were designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. During the second quarter of 2010, we terminated the capital hedge program in lieu of a new program managed at the Prudential Financial parent company level that more broadly addresses equity market exposure of the overall statutory capital of Prudential Financial as a whole, under stress scenarios.

Variable Life Insurance

The Company offers a number of individual variable life insurance products which represent 21% of our net individual life insurance in force at December 31, 2010. Variable products provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account and /or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates we determine that vary periodically based on our portfolio rate. In the separate accounts, the policyholder bears the fund performance risk. Each product provides for the deduction of charges and expenses from the customer’s contract fund. The Company also offers a new variable product that has the same basic features as our variable universal life product but also allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance.

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

Term Life Insurance

The Company offers a variety of term life insurance products which represent 73% of our net individual life insurance in force at December 31, 2010, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

The Company’s profits from term insurance are not expected to directly correlate, from a timing perspective, with the increase in term insurance in force. This results from uneven product profitability patterns.

Universal Life Insurance

The Company offers universal life insurance products which represent 6% of our net individual life insurance in force at December 31, 2010. Universal life insurance products feature a crediting rate that varies periodically based on portfolio returns, subject to certain minimums, flexible premiums and a choice of guarantees against lapse. Universal life policies provide for the deduction of charges and expenses from the policyholders’ contract fund.

The Company’s profits from universal life insurance are impacted by mortality and expense margins, interest spread on policyholder funds as well as the net interest spread on capital management activities related to a portion of the statutory reserves associated with these products.

Across all of our life insurance products we offer a living benefits option that allows the policy owner to receive a portion of the life insurance benefit if the insured is diagnosed with a terminal illness, or permanently confined to a nursing home, in advance of death of the insured, to use as needed. The remaining death benefit will be paid to the beneficiary upon the death of the insured. We also have a variety of settlement and payment options for the settlement of life insurance claims in addition to lump sum checks, including placing benefits in retained asset accounts, which earn interest and are subject to withdrawal in whole or in part at any time by the beneficiaries.

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

Prudential Agent product sales are primarily to customers in the U.S. mass and mass affluent markets, as well as small business owners. Other than certain training allowances or salary paid at the beginning of their employment, we pay Prudential Agents on a commission basis for the products they sell. In addition to commissions, Prudential Agents receive employee benefits, including medical and disability insurance, an employee savings program and qualified retirement plans.

Underwriting and Pricing

Annuities

We earn asset management and other fees determined as a percentage of the average assets of the proprietary mutual funds in our variable annuity products. We also earn mortality and expense fees and other fees for various insurance-related options and features, including optional guaranteed death and living benefit features, based on average daily net asset value of the annuity separate accounts or the amount of guaranteed value under the optional living benefit, as applicable. We also receive fees from certain affiliated and unaffiliated underlying mutual funds (or their affiliates) for administrative services that we perform. We price our variable annuities, including optional guaranteed death and living benefits, based on an evaluation of the risks assumed and considering applicable hedging costs. We price our fixed annuities as well as the fixed rate accounts of our variable annuities based on assumptions as to investment returns, expenses and persistency. Competition also influences our pricing. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities and the fixed rate accounts of our variable annuities. For assets transferred to a fixed rate account in the general account pursuant to the asset transfer feature discussed above, we earn a spread for the difference between the return on our general account invested assets and the interest credited, similar to our fixed annuities. To encourage persistency, most of our variable and fixed annuities have surrender or withdrawal charges for a specified number of years.

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

Our operating results are impacted by changes in interest rates. We routinely update the interest crediting rates that we credit to policyholder accounts on our universal life policies and on the fixed account of our variable life policies, which are both subject to contractual minimum rates. In resetting these rates, we consider the returns on our portfolios supporting these policies, current interest rates, the competitive environment and our profit objectives. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our policyholder accounts. We seek to mitigate interest rate risks, including those associated with the current low interest rate environment, with active asset/liability matching portfolio management. For term life products, interest rate assumptions used to calculate reserves are fixed at the policy issue date and subsequent declines in portfolio yields have an immediate impact on product profitability.

Reserves

We establish and carry as liabilities actuarially-determined reserves for future policy benefits that we believe will meet our future obligations for our in force life and annuity policies, including the death benefit and living benefit guarantee features associated with some of these contracts. We base these reserves on assumptions we believe to be appropriate for investment yield, persistency, expenses, withdrawal rates, mortality and morbidity rates, as well as margins for adverse deviation. For certain products, such as term and universal life, we are required to hold statutory reserves in excess of these liabilities. In these circumstances we engage in capital management activities to reduce the financial and pricing impact of carrying a portion of these excess statutory reserves. For universal and variable life insurance contracts, we establish liabilities for policyholders’ account balances that represent cumulative gross premium payments plus credited interest and/or fund performance, less withdrawals, expenses and mortality charges. Certain of the living benefit guarantee features on variable annuity contracts are accounted for as embedded derivatives and are carried at fair value. The fair values of these benefit features are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature, and are based on management’s expectation of how a market participant would value these embedded derivative liabilities. These features are generally reinsured with an affiliated company. For universal and variable life insurance and fixed and variable annuity contracts, we establish liabilities for policyholders’ account balances that represent cumulative gross premium payments plus credited interest and/or fund performance, less withdrawals, and all applicable mortality and expense charges.

Reinsurance

The Company participates in reinsurance with its affiliates Prudential Insurance, Prudential Arizona Reinsurance Captive Company, or “PARCC”, Pruco Re, and Prudential Arizona Reinsurance Term Company, or “PAR TERM” and unaffiliated companies in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential arising from large risks. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability resulting from such inability of reinsurers to meet their obligation is considered to be remote.

Since 2000, we have reinsured the majority of the mortality risk we assume under our newly sold individual life insurance products and the maximum amount of mortality risk we may retain on any life is $100,000. See Note 13 to the Consolidated Financial Statements for more information related to these affiliated reinsurance arrangements.

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

Insurance Reserves

State insurance laws require us to analyze the adequacy of our reserves annually. Our actuaries must submit an opinion that our reserves, when considered in light of the assets we hold with respect to those reserves, make adequate provision for our contractual obligations and related expenses.

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

State Securities Regulation

In certain states, our variable life insurance and variable annuity products are considered “securities” within the meaning of state securities laws. As securities, these products may be subject to certain requirements. Also, sales activities with respect to these products generally are subject to state securities regulation. Such regulation may affect investment advice, sales and related activities for these products.

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

Tax Legislation

Current U.S. federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the death benefit paid under a life insurance contract. Congress from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities and insurance products, as well as other types of changes that could reduce or eliminate the attractiveness of annuities and life insurance products to consumers such as changes to estate tax. The estate tax was eliminated for 2010, but modified carryover basis rules applied for property acquired from decedent’s dying in that year. The estate tax has been reinstated through 2012 with a $5 million individual exemption, a 35% maximum rate and step-up in basis rules for property acquired from a decedent. Estates of decedents who died in 2010 can choose between the rules that were in effect in 2010 or the new rules. It is unclear what Congress will do with respect to the estate tax after 2012.

Legislative or regulatory changes could also impact the amount of taxes that we pay, thereby affecting our consolidated net income. For example, the U.S. Treasury Department and the Internal Revenue Service intend to address through regulations the methodology to be followed in determining the dividends received deduction, or DRD, related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between our actual tax expense and expected tax amount determined using the federal statutory tax rate of 35%. On February 14, 2011, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce our consolidated net income.

There is generally uncertainty regarding US taxes both for individuals and corporations in light of the fact that many provisions recently enacted or extended will sunset by the end of 2012. In addition, the recommendations made by the President’s bipartisan National Commission on Fiscal Responsibility and Reform and other deficit reduction panels suggest the need to reform the US Tax Code. In addition, Congress plans to hold a number of hearings during 2011 devoted to tax reform. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on the Company and its products.

For additional discussion of possible tax legislative and regulatory risks that could affect our business, see “Risk Factors.”

The products we sell have different tax characteristics, in some cases generating tax deductions. The level of profitability of certain of our products are significantly dependent on these characteristics and our ability to continue to generate taxable income, which are taken into consideration when pricing. Accordingly, a change in tax law, our ability to generate taxable income, or other factors impacting the availability or value of the tax characteristics generated by our products, could impact product pricing and returns.

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

Holding Company Regulation

We are subject to the New Jersey insurance holding company law which requires us to register with the insurance department and to furnish annually financial and other information about the operations of the Company. Generally, all transactions with affiliates that affect the Company must be fair and reasonable and, if material, require prior notice and approval or non-disapproval by the New Jersey insurance department.

Most states, including the states in which our U.S. insurance companies are domiciled, have insurance laws that require regulatory approval of a direct or indirect change of control of an insurer or an insurer’s holding company. Laws such as these that apply to us prevent any person from acquiring control of Prudential Financial or of our insurance subsidiaries unless that person has filed a statement with specified information with the insurance regulators and has obtained their prior approval. Under most states’ statutes, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires 10% or more of the voting securities of Prudential Financial without the prior approval of the insurance regulators of the states in which our U.S. insurance companies are domiciled will be in violation of these states’ laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the relevant insurance regulator or prohibiting the voting of those securities and to other actions determined by the relevant insurance regulator.

Currently, there are several proposals to amend state insurance holding company laws to increase the scope of regulation of insurance holding companies (such as Prudential Financial). The International Association of Insurance Supervisors (the “IAIS) and the National Association of Insurance Commissioners (the “NAIC”) have promulgated model laws for adoption internationally and in the United States that would provide for “group wide” supervision of Prudential Financial as an insurance holding company in addition to the current regulation of Prudential Financial’s insurance subsidiaries. While the timing of their adoption and content will vary by jurisdiction, we have identified the following areas of focus in these model laws: (1) uniform standards for insurer corporate governance; (2) group-wide supervision of insurance holding companies; (3) adjustments to risk-based capital calculations to account for group-wide risks; and (4) additional regulatory and disclosure requirements for insurance holding companies. At this time, we cannot predict with any degree of certainty what additional capital requirements, compliance costs or other burdens these requirements may impose on Prudential Financial.

In addition, many state insurance laws require prior notification of state insurance departments of a change in control of a non-domiciliary insurance company doing business in that state. While these pre-notification statutes do not authorize the state insurance departments to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of Prudential Financial may require prior notification in those states that have adopted pre-acquisition notification laws.

Other Business Regulation

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which effects comprehensive changes to the regulation of financial services in the United States and subjects us to substantial additional federal regulation. Dodd-Frank directs existing and newly-created government agencies and bodies to conduct certain studies and promulgate regulations implementing the law, a process anticipated to occur over the next few years. We cannot predict with any certainty the results of the studies or the requirements of the regulations ultimately adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact our business, credit or financial strength ratings, results of operations, cash flows or financial condition or make it advisable or require us to hold or raise additional capital.

Key aspects we have identified to date of Dodd-Frank’s potential impact on the Company, our parent and our affiliates include:

•

Prudential Financial will become subject, as a savings and loan holding company, to the examination, enforcement and supervisory authority of the Board of Governors of the Federal Reserve System (“FRB”) after the transfer to the FRB of the existing authority of the Office of Thrift Supervision (expected to occur July 21, 2011). The FRB will have authority, among other powers, to impose capital requirements on Prudential Financial after the transfer date. Pursuant to the “Collins Amendment” included in Dodd-Frank, the FRB must establish minimum leverage and risk-based capital requirements for savings and loan holding companies (including Prudential Financial) and other institutions that are not less than those applicable to insured depository institutions. These requirements will become generally applicable to Prudential Financial on July 21, 2015 (five years after Dodd-Frank’s enactment) except, for purposes of calculating Tier 1 capital, new issuances of debt and equity capital will be immediately subject to the requirements. The risk-based capital requirements currently applicable to most bank holding companies and insured depository institutions are based on the 1988 Capital Accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”); U.S. federal bank regulatory agencies have also adopted new risk-based capital guidelines for large, internationally active banking organizations based on revisions to Basel I issued by the Basel Committee in 2004 (“Basel II”). In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Basel III, when implemented by U.S. regulation and fully phased-in, will require bank holding companies and insured depository institutions to maintain substantially more capital, with a greater emphasis on common equity, and to comply with liquidity coverage and net stable funding standards, including the imposition of a counter-cyclical capital buffer. The “Collins Amendment” requires the FRB to adopt regulations imposing a continuing “floor” of the Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III otherwise would permit lower requirements. In December 2010, the FRB published for comment proposed regulations implementing this requirement, including a proposal to permit flexibility in the application of certain capital requirements imposed by Dodd-Frank to non-bank financial companies such as Prudential Financial. We cannot predict what capital regulations the FRB will promulgate under these authorizations, either generally or as applicable to insurance-based organizations. We cannot predict how the FRB will exercise general supervisory authority over us as to the Company’s business practices.

•

Dodd-Frank establishes a Financial Stability Oversight Council (“Council”) which is authorized to subject non-bank financial companies such as Prudential Financial to stricter prudential standards (a “Designated Financial Company”) if the Council determines that material financial distress at Prudential Financial or the scope of Prudential Financial’s activities could pose a threat to financial stability of the U.S. If so designated, Prudential Financial would become subject to unspecified stricter prudential standards, including stricter requirements and limitations relating to risk-based capital, leverage, liquidity and credit exposure, as well as overall risk management requirements, management interlock prohibitions and a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress. The “Collins Amendment” capital requirements referred to above would apply when adopted by the FRB (i.e., the 5-year grandfathering would no longer be available). The FRB could also require the issuance of capital securities automatically convertible to equity in the event of financial distress, require enhanced public disclosures to support market evaluation of risk profile and impose short-term debt limits. If Prudential Financial or a subsidiary were so designated, failure to meet defined measures of financial condition could result in: limits on capital distributions, acquisitions and/or asset growth; requirements for a capital restoration plan and capital raising; limitations on transactions with affiliates; management changes and asset sales; and, if the FRB and the Council determined Prudential Financial (or the designated subsidiary) posed a grave threat to the financial stability of the U.S., further limits on acquisitions or combinations, restrictions on product offerings and/or requirements to sell assets. In January 2011, the Council published for comment proposed regulations setting forth the criteria by which it will determine Designated Financial Companies. We cannot predict whether Prudential Financial or a subsidiary will be designated as a Designated Financial Company.

•

Prudential Financial will become, as a savings and loan holding company (and if designated as a Designated Financial Company), subject to stress tests to be promulgated by the FRB in consultation with the newly-created Federal Insurance Office (discussed below) to determine whether, on a consolidated basis, Prudential Financial has the capital necessary to absorb losses as a result of adverse economic conditions. We cannot predict how the stress tests will be designed or conducted or whether the results thereof will cause us to alter our business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of our financial strength.

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

•

As a savings and loan holding company, Prudential Financial Inc. will become subject to the “Volcker Rule” provisions of Dodd-Frank prohibiting, subject to the rule’s exceptions, “proprietary trading” and the sponsorship of, and investment in, funds (referred to in Dodd-Frank as hedge funds or private equity funds) that rely on certain exemptions from the Investment Company Act of 1940, as amended (collectively, “covered funds”). In January 2011, the Council provided recommendations on the implementation of the Volcker Rule, and the FRB is to promulgate regulations thereunder within nine months thereafter. The rule becomes effective on the earlier of one year after adoption of regulations or July 21, 2012 (two years after Dodd-Frank’s enactment), and activities and investments must be brought into compliance within two years thereafter, subject to exceptions. We presently believe that the “permitted activities” exceptions to the rule should be interpreted in a manner that does not require our insurance subsidiaries to materially alter their securities trading or investing practices, but there can be no assurance that the regulations promulgated will so provide. The Council recommendations expressly direct the FRB and other agencies to consider whether the “permitted activities” exception should apply to separate account investments. Further, the Council stated that the agencies will need to consider a process to assess insurance company investment laws since the Volcker Rule’s “permitted activities” for insurers are conditioned on the banking agencies, after consultation with the Council and state insurance regulators, not having jointly determined a state’s laws insufficient to protect the insurer’s safety and soundness or the financial stability of the U.S. If the Volcker Rule were interpreted to prohibit insurance company investments’ in covered funds, or to apply the aggregate limit of 3% of Tier 1 capital to Prudential Financial Inc.’s coinvestment in covered funds sponsored by our Prudential Real Estate Investors (PREI), Prudential Investment Management (PIM) or other operations, Prudential Financial, Inc. insurance subsidiaries such as the Company could be required to dispose of covered fund investments. Furthermore, our PREI and PIM investment covered funds in which we coinvest (in both insurance and non-insurance subsidiaries) which are directly affected by the Volcker Rule prohibitions which, among other things, limit permanent investment by a sponsoring company in any one fund to no more than 3% of fund capital, limit covered fund marketing except to bona fide trust, fiduciary or investment advisory customers, prohibit covered transactions between a fund and the sponsoring company and prohibit the use of the sponsoring company’s name in the fund’s name. It is possible that regulations with respect to the foregoing provisions could require us to dispose of covered fund investments, significantly alter our business practices in these operations and/or diminish the attractiveness of our covered fund products to clients. If Prudential Financial were a Designated Financial Company but not a savings and loan holding company, the foregoing prohibitions would not apply but Prudential Financial could be subject, pursuant to future FRB rulemaking, to additional capital requirements for, and quantitative limits on, proprietary trading and sponsorship of, and investment in, covered funds. In addition, actions taken by other financial entities in response to the Volcker Rule could potentially negatively affect the market for, returns from or liquidity of our investments in covered funds affiliated with such other financial entities.

•

Dodd-Frank creates a new framework for regulation of the over-the-counter (“OTC”) derivatives markets which could impact various activities of Prudential Global Funding (“PGF”), Prudential Financial and its insurance subsidiaries, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). Dodd-Frank generally requires swaps, subject to a determination by the Commodity Futures Trading Commission (“CFTC”) or SEC as to which swaps are covered, with all counterparties except non-financial end users to be executed through a centralized exchange or regulated facility and to be cleared through a regulated clearinghouse. Swap dealers and major swap participants (“MSPs”) are subject to capital and margin (i.e., collateral) requirements that will be imposed by the applicable prudential regulator or the CFTC or SEC, as well as business conduct rules and reporting requirements. While we believe Prudential Financial and PGF and our insurance subsidiaries should not be considered dealers or MSPs subject to the capital and margin requirements, the final regulations adopted could provide otherwise, which could substantially increase the cost of hedging and the related operations. A determination by the Secretary of the Treasury not to exclude foreign currency swaps and forwards from the foregoing requirements also could have that result. PGF intermediates swaps between Prudential entities (other than PFI) and third parties, and it is possible that PGF’s standardized intra-Company transactions might be required to be executed through an exchange, cleared centrally with posted margin, potentially defeating PGF’s key function; if so, Prudential entities might directly enter into swaps with third parties, potentially increasing the economic costs of hedging. The SEC and CFTC are required to determine whether and how “stable value contracts” should be treated as swaps and, although we believe otherwise, various other products offered by our insurance subsidiaries might be treated as swaps; if regulated as swaps, we cannot predict how the rules would be applied to such products or the effect on their profitability or attractiveness to our clients. Finally, the new regulatory scheme imposed on all market participants may increase the costs of hedging generally and banking institutions (with which we enter into a substantial portion of our derivatives) will be required to conduct at least a portion of their OTC derivatives businesses outside their depositary institutions. The affiliates through which these institutions will conduct their OTC derivatives businesses might be less creditworthy than the depository institutions themselves, and “netting” of counterparty exposures with non-banks will not be allowed, potentially affecting the credit risk these counterparties pose to us and the degree to which we or an affiliate are able to enter into transactions with these counterparties. We cannot predict the effect of the foregoing on our hedging costs, our hedging strategy or implementation thereof or whether we will need or choose to increase and/or change the composition of the risks we do not hedge.

•

Dodd-Frank establishes a Federal Insurance Office within the Department of the Treasury to be headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office will perform various functions with respect to insurance (other than health insurance), including serving as a non-voting member of the Council and making recommendations to the Council regarding insurers (potentially including the Company) to be designated for stricter regulation. The director is also required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increased national uniformity through either a federal charter or effective action by the states.

•

Dodd-Frank authorizes the FRB to require a savings and loan holding company or a Designated Financial Company to place its financial activities in an intermediate holding company separate from non-financial activities (as defined for purposes of the Bank Holding Company Act) and imposes restrictions on transactions between the two businesses. While our non-financial activities are relatively minor, the imposition of such a requirement on us could be burdensome and costly to implement. Dodd-Frank directs the U.S. Government Accountability Office to study and report to Congressional committees within eighteen months of Dodd-Frank’s enactment regarding the adequacy of the federal regulatory framework which permits savings and loan holding companies to engage in non-financial activities and the consequence of prohibiting such activities.

•

Title II of Dodd-Frank provides that a financial company may be subject to a special orderly liquidation process outside the federal bankruptcy code, administered by the FDIC as receiver, upon a determination (with the approval of the director of the Federal Insurance Office if – as is true with respect to Prudential Financial – the largest United States subsidiary is an insurer) that the company is in default or in danger of default and presents a systemic risk to U.S. financial stability. Were Prudential Financial subject to such a proceeding, our U.S. insurance subsidiaries would remain subject to rehabilitation and liquidation proceedings under state law, although the FDIC has discretion and authority to initiate resolution of an insurer under state law if its state insurance regulator has not filed the appropriate judicial action within 60 days of a systemic risk determination. However, our non-insurance U.S. subsidiaries engaged in financial activities would be subject to any special orderly liquidation process so commenced. We cannot predict how creditors of Prudential Financial or its insurance and non-insurance subsidiaries, including the holders of Prudential Financial debt, will evaluate this potential or whether it will impact our financing or hedging costs.

•

Dodd-Frank establishes the Bureau of Consumer Financial Protection (“CFPB”) as an independent agency within the FRB to regulate consumer financial products and services offered primarily for personal, family or household purposes, with rule-making and enforcement authority over unfair, deceptive or abusive practices. Insurance products and services are not within the CFPB’s general jurisdiction, and broker-dealers and investment advisers are not subject to the CFPB’s jurisdiction when acting in their registered capacity. Retirement service providers such as us could become subject to the CFPB’s jurisdiction, but only if the Department of Labor and the Department of the Treasury agree. Otherwise, we believe we offer a very limited number of products subject to CFPB regulation and the impact of Dodd-Frank on our operations in this regard should not be material; however, it is possible that the regulations promulgated by the CFPB will assert jurisdiction more expansively than we anticipate.

•	Dodd-Frank includes various securities law reforms that may affect our business practices and the liabilities and/or exposures associated therewith, including:

•

In January 2011, the SEC staff issued a study that recommends that the SEC adopt a uniform federal fiduciary standard of conduct for registered broker-dealers and investment advisers that provide retail investors personalized investment advice about securities, consider harmonization of the regulation applicable to investment advisers and broker dealers functions taking into account the best elements of each regime and conduct rulemakings or provide guidance to facilitate the implementation of a federal fiduciary standard of care. The SEC staff study acknowledges that Dodd-Frank provides that the offering of proprietary products would not be a per se violation of any new standard of care and that broker-dealers selling proprietary or a limited range of products could be permitted to make certain disclosures about their limited product offerings and obtain customer consents or acknowledgements.

•

The SEC and other regulators are required to promulgate regulations requiring the securitizer, and possibly the originator, of certain asset-backed securities to retain at least 5% of the credit risk of securities sold, which may apply to activities of our investment management segment if the regulations promulgated treat us as a securitizer or an originator.

•

Dodd-Frank imposes various assessments on financial companies, including: ex-post assessments to provide funds necessary to repay any borrowing and to cover the costs of any special resolution of a financial company conducted under Title II (although the FDIC is to take into account assessments otherwise imposed under state insurance guaranty funds); if Prudential Financial were to become a Designated Financial Company, assessments to fund a newly-created Office of Financial Research which, among other things, assists the Council; and assessments for the costs of new regulation by the FRB. We are unable to estimate these costs at this time.

We cannot predict with any certainty whether these possible outcomes will occur or the effect they may have on the financial markets or on our business, results of operations, cash flows and financial condition.

Segments

The Company currently operates as one reporting segment. Revenues, net income and total assets for this segment can be found on the Company’s Statements of Financial Position as of December 31, 2010 and 2009 and Statements of Operations and Comprehensive Income for the years ended December 31, 2010, year ended December 31, 2009, and year ended December 31, 2008. The Company’s total assets as of December 31, 2010, 2009, and 2008 were $7.5 billion, $5.4 billion, and $4.2 billion, respectively. Revenues and assets are generated from the Company’s life insurance and annuity plan product offerings.

Employees

The Company has no employees. Services to the Company are provided by employees of Prudential Insurance.

Item 1A. Risk Factors

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks described elsewhere in this Annual Report on Form 10-K.

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

•

Hedging instruments we and our affiliates hold to manage product and other risks might not perform as intended or expected resulting in higher realized losses and unforeseen cash needs. Market conditions can limit availability of hedging instruments and also further increase the cost of executing product related hedges and such costs may not be recovered in the pricing of the underlying products being hedged. We execute our hedges through an affiliate that, in turn, may execute hedges with unaffiliated counterparties. Accordingly, our hedging strategies depend on the performance of this affiliate and on the performance of its unaffiliated counterparties to such hedges. These unaffiliated counterparties may fail to perform for various reasons resulting in unhedged exposures and losses on uncollateralized positions.

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

•

Opportunities for investment of available funds at appropriate returns may be limited, including due to the low interest rate environment or other factors, with a possible negative impact on our overall results. The consequences of holding cash for long periods of time may result in increased purchase of derivatives for duration management purposes. The increased use of derivatives may increase the volatility of our U.S. GAAP results and our statutory capital.

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

Adverse capital market conditions have affected and may affect in the future the availability and cost of borrowed funds and could impact our ability to refinance existing borrowings, thereby ultimately impacting our profitability and ability to support or grow our businesses. We need liquidity to pay our operating expenses and interest on our debt and replace certain maturing debt obligations. The principal sources of our liquidity are insurance premiums, annuity considerations, cash flow from our investment portfolio, and fees from separate account assets. Sources of liquidity in normal markets also include debt instruments, including securities lending, repurchase agreements and commercial paper.

Disruptions, uncertainty and volatility in the financial markets limited and, to the extent they persist or recur, may limit in the future our access to capital required to operate our business. These market conditions may in the future limit our ability to replace, in a timely manner, maturing debt obligations and access the capital necessary to grow our business or replace capital withdrawn by customers. As a result, under such conditions we may be forced to delay raising capital, bear an unattractive cost of capital or be unable to access capital at any price, which could decrease our profitability and significantly reduce our financial flexibility. Actions we might take to access financing may in turn cause rating agencies to reevaluate our ratings. Our ability to borrow funds from our affiliates through their commercial paper borrowings or otherwise may also be dependent upon market conditions. Our internal sources of liquidity may prove to be insufficient.

The Risk Based Capital, or RBC, ratio is a primary measure by which we and state insurance regulators evaluate our capital adequacy. We have managed the Company’s RBC ratio to a level consistent with their rating objectives; however, rating agencies take into account a variety of factors in assigning ratings in addition to RBC levels. RBC is determined by statutory rules that consider risks related to the type and quality of the invested assets, insurance-related risks associated with our products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of our statutory capitalization. Our failure to meet applicable RBC requirements or minimum statutory capital and surplus requirements could subject us to further examination or corrective action by state insurance regulators. Our failure to maintain our RBC ratio at desired levels could also adversely impact our competitive position. In addition, RBC ratios may impact our credit and claims paying ratings.

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

We have experienced and may experience additional downgrades in our financial strength or credit ratings. A downgrade or potential downgrade in our financial strength or credit ratings could limit our ability to market our products, increase the number or value of policies being surrendered, increase our borrowing costs and/or hurt our relationships with creditors or trading counterparties.

Financial strength ratings, which are sometimes referred to as “claims-paying” ratings, represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy, and are important factors affecting public confidence in an insurer and its competitive position in marketing products. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. A downgrade in our financial strength or credit ratings could potentially, among other things, limit our ability to market products, reduce our competitiveness, increase the number or value of policy surrenders and withdrawals, increase our borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees, such as letters of credit, cause additional collateral requirements or other required payments under certain agreements, and/or hurt our relationships with creditors, distributors or trading counterparties thereby potentially negatively affecting our profitability, liquidity and/or capital. In addition, we consider our own risk of non-performance in determining the fair value of our liabilities, including insurance liabilities that are classified as embedded derivatives under U.S. GAAP. Therefore, changes in our credit or financial strength ratings may affect the fair value of our liabilities.

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

•

When interest rates rise, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with perceived higher returns, requiring us to sell investment assets potentially resulting in realized investment losses, or requiring us to accelerate the amortization of deferred policy acquisition costs (as defined below).

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

Certain of our products, including our variable annuity products include guarantees of income streams for stated periods or for life. Downturns in equity markets, increased equity volatility, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such products, resulting in increases in reserves and reductions in net income. We use a variety of affiliated reinsurance hedging and risk management strategies, including product features, to mitigate these risks in part. These strategies may, however, not be fully effective. We and our reinsurance affiliates may also choose not to fully hedge these risks. Hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Hedging instruments also may not change in value correspondingly with associated liabilities due to equity market or interest rate conditions or other reasons. We and our reinsurance affiliates sometimes choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP. For example, during the third quarter of 2010 we and our reinsurance affiliate have begun to hedge certain risks associated with variable annuity products on a basis that does not fully correspond to the associated U.S. GAAP liability. Changes from period to period in the valuation of these policy benefits, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial position under U.S. GAAP. Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure in respect of our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The above factors, individually or collectively, may have a material adverse effect on our and our reinsurance affiliates results of operations, financial condition or liquidity.

Losses due to defaults by others, including issuers of investment securities or reinsurance, bond insurers and our derivative instrument counterparty, downgrades in the ratings of securities we hold or of bond insurers, insolvencies of insurers in jurisdictions where we write business and other factors affecting our counterparties or the value of their securities could adversely affect the value of our investments, the realization of amounts contractually owed to us, result in assessments or additional statutory capital requirements or reduce our profitability or sources of liquidity.

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

In addition, we and our reinsurance affiliate use derivative instruments to hedge various risks, including certain guaranteed minimum benefits contained in many of our variable annuity products. We and our reinsurance affiliate enter into a variety of derivative instruments, including options, forwards, interest rate, credit default and currency swaps with an affiliate. Amounts that we expect to collect under current and future contracts, including, but not limited to reinsurance contracts, are subject to counterparty risk. Our obligations under our products are not changed by our hedging activities and we are liable for our obligations even if our derivative counterparties, including reinsurers, do not pay us. This is a more pronounced risk to us in view of the recent stresses suffered by financial institutions. Such defaults could have a material adverse effect on our financial condition and results of operations.

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

For certain of our products, market performance and interest rates (as well as the regulatory environment, as discussed further below) impact the level of statutory reserves and statutory capital we are required to hold, and may have an adverse effect on returns on capital associated with these products. For example, equity market declines in the fourth quarter of 2008 caused a significant increase in the level of statutory reserves and statutory capital we were required to hold in relation to our Individual Annuities business. We finance uneconomic reserves associated with our Individual Life business. Marketplace capacity for reserve funding structures may be limited as a result of market conditions generally. Our ability to efficiently manage capital and economic reserve levels may be impacted, thereby impacting profitability and return on capital.

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

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business, the ability to generate capital gains from a variety of sources, and tax planning strategies. If based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position.

Our valuation of fixed maturity and equity securities may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

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

The NAIC has adopted a Model Regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and a supporting Guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX.” The Regulation and supporting Guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that this level of reserves is excessive, and we have implemented reinsurance and capital management actions to mitigate the impact of Regulation XXX and Guideline AXXX on our term and universal life insurance business. As we continue to underwrite term and universal life business, we expect our reinsurance affiliates to have borrowing needs to finance statutory reserves required under Regulation XXX and Guideline AXXX. Our reinsurance affiliates continue to explore options available to fund additional projected reserve growth, including obtaining letters of credit, entering into reinsurance transactions and executing other capital market strategies. However the ability to execute these strategies may depend on market conditions and other factors. If unsuccessful in executing these solutions as a result of market conditions or otherwise, this financing need could require us to increase prices and or/reduce our sales of term or universal life products and/or have a negative impact on our capital position.

Intense competition, including the impact of government sponsored programs and other actions on us and our competitors, could adversely affect our ability to maintain or increase our market share or profitability.

In each of our businesses we face intense competition from domestic and foreign insurance companies, asset managers and diversified financial institutions, both for the ultimate customers for our products and, in many businesses, for distribution through non-affiliated distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution and distribution arrangements, price, perceived financial strength and claims-paying and credit ratings. A decline in our competitive position as to one or more of these factors could adversely affect our profitability and assets under management. Many of our competitors are large and well-established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher claims-paying or credit ratings than we do. The proliferation and growth of non-affiliated distribution channels puts pressure on our captive sales channels to increase their productivity and reduce their costs in order to remain competitive, and we run the risk that the marketplace will make a more significant or rapid shift to non-affiliated or direct distribution alternatives than we anticipate or are able to achieve ourselves, potentially adversely affecting our market share and results of operations.

Competition for personnel in all of our businesses is intense, including for executive officers and management personnel, face-to-face sales personnel, desirable non-affiliated distribution channels and our investment managers. We devote significant efforts to talent management and development and are subject to the risk that executive, management and other personnel will be hired or recruited by competitors. The loss of key personnel could have an adverse effect on our business and profitability.

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

Many insurance regulatory and other governmental or self-regulatory bodies have the authority to review our products and business practices and those of our agents and employees and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could adversely affect our business, reputation, results of operations or financial condition. For a discussion of material pending litigation and regulatory matters, see “Contingent Liabilities and Regulatory Matters” in the Notes to Financial Statements included in this Annual Report on Form 10-K. Insurance regulators have begun to implement significant changes in the way in which industry participants must determine statutory reserves and statutory capital, particularly for products with embedded options and guarantees such as variable annuities, and are considering further potentially significant changes in these requirements. Regulatory capital requirements based on scenario testing have already gone into effect for variable and certain fixed annuity products, and new reserving requirements for these products were implemented as of the end of 2009. The timing and extent of further changes to the statutory reporting framework are uncertain.

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

Key aspects we have identified to date of Dodd-Frank’s potential impact on the Company, our parent and our affiliates include:

•

Prudential Financial will become subject, as a savings and loan holding company, to regulation by the Board of Governors of the Federal Reserve System (“FRB”) after the transfer to the FRB of the existing authority of the Office of Thrift Supervision (expected to occur within a year of Dodd-Frank’s enactment). The FRB will have authority, among other powers, to impose capital requirements Prudential Financial and its subsidiaries (including the Company) after the transfer date. Pursuant to the “Collins Amendment” included in Dodd-Frank, the FRB must establish minimum leverage and risk-based capital requirements for savings and loan holding companies (including Prudential Financial) and other institutions that are not less than those applicable to insured depository institutions. These requirements will become generally applicable to Prudential Financial five years after Dodd-Frank’s enactment except, for purposes of calculating Tier 1 capital, new issuances of debt and equity capital will be immediately subject to the requirements. We cannot predict what capital regulations the FRB will promulgate under these authorizations, either generally or as applicable to insurance-based organizations. We cannot predict how the FRB will exercise general supervisory authority over Prudential Financial and its subsidiaries (including the Company) as to their business practices.

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

•

The SEC has issued a study and may impose on registered broker-dealers that provide retail investors personalized investment advice about securities a new standard of conduct the same or similar as the overall standard for investment advisers (i.e. a fiduciary standard). The SEC may also require broker-dealers selling proprietary or a limited range of products to make certain disclosures and obtain customer consents or acknowledgements.

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

For example, the estate tax was completely eliminated for the year 2010; however, certain carryover basis rules applied. The tax has been reinstated through 2012 with a $5 million per individual exemption, a 35% maximum rate and step up in basis rules. Estates of decedents who died in 2010 can choose between the rules that were in effect in 2010 or the new rules. It is unclear what Congress will do after 2012. This uncertainty makes estate planning difficult and may impact sales of our products.

Congress, as well as state and local governments, also considers from time to time legislation that could increase the amount of corporate taxes we pay. For example, changes in the law relating to tax reserving methodologies for term life or universal life insurance policies with secondary guarantees or other products could result in higher current taxes.

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

On February 14, 2011, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, the Revenue Proposals include proposals which, if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would affect the treatment of corporate owned life insurance policies, or COLIs, by limiting the availability of certain interest deductions for companies that purchase those policies. The proposals would also change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts that are eligible for the DRD. If proposals of this type were enacted, the Company’s sale of COLI, variable annuities, and variable life insurance products could be adversely affected and the Company’s actual tax expense could increase, thereby reducing earnings.

There is generally uncertainty regarding U.S. taxes both for individuals and corporations in light of the fact that many tax provisions recently enacted or extended will sunset by the end of 2012. In addition, the recommendations made by the President’s bipartisan National Commission on Fiscal Responsibility and Reform and other deficit reduction panels suggest the need to reform the U.S. tax code. In addition, Congress will be holding a number of hearings throughout the year devoted to tax reform. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on the Company and its products. However even in the absence of overall tax reform, the large federal deficit, as well as the budget constraints faced by many states and localities, increases the likelihood that Congress and state and local governments will raise revenue by enacting legislation increasing the taxes paid by individuals and corporations. This can be accomplished either by raising rates or otherwise changing the tax rules. While higher tax rates increase the benefits of tax deferral on the build-up of value of annuities and life insurance, making our products more attractive to consumers, legislation that reduces or eliminates deferral would have a potential negative effect on our products. In addition, changes in the tax rules that result in higher corporate taxes will increase the Company’s actual tax expense, thereby reducing earnings.

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

We rely on a combination of contractual rights with third parties and copyright, trademark and trade secret laws to establish and protect our intellectual property. Although we endeavor to protect our rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, trade secrets and know-how or to determine their scope, validity or enforceability. This would represent a diversion of resources that may be significant and our efforts may not prove successful. The inability to secure or protect our intellectual property assets could have a material adverse effect on our business and our ability to compete.

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

Our policies, procedures and controls to monitor and manage risks, including hedging programs that utilize derivative financial instruments, may not be fully effective in achieving their purposes and may leave us exposed to unidentified and unanticipated risks. The Company uses models in its hedging programs and many other aspects of its operations, including but not limited to the estimation of actuarial reserves, the amortization of deferred acquisition costs, and the valuation of certain other assets and liabilities. These models rely on assumptions and projections that are inherently uncertain. Management of operational, legal and regulatory risks requires, among other things, policies, procedures and controls to record properly and verify a large number of transactions and events, and these policies, procedures and controls may not be fully effective.

Past or future misconduct by our employees or employees of our vendors could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm and the precautions we take to prevent and detect this activity may not be effective in all cases. Although we employ controls and procedures designed to monitor associates’ business decisions and prevent us from taking excessive or inappropriate risks, there can be no assurance that these controls and procedures are or may be effective. We review our compensation policies and practices as part of our overall risk management program, but it is possible that our compensation policies and practices could inadvertently incent excessive or inappropriate risk taking. If our associates take excessive or inappropriate risks, those risks could harm our reputation and have a material adverse effect on our results of operations or financial condition.

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

Item 3. Legal Proceedings

We are subject to legal and regulatory actions in the ordinary course of our business, including class action lawsuits. Our pending legal and regulatory actions may include proceedings specific to us and proceedings generally applicable to business practices in the industry in which we operate. We are subject to class action lawsuits and individual lawsuits involving a variety of issues, including sales practices, underwriting practices, claims payment and procedures, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, return of premiums or excessive premium charges and breaching fiduciary duties to customers. We are subject to litigation involving commercial disputes with counterparties or partners and class action lawsuits and other litigation alleging, among other things, that we made improper or inadequate disclosures in connection with the sale of assets and annuity and investment products or charged excessive or impermissible fees on these products, recommended unsuitable products to customers, mishandled customer accounts or breached fiduciary duties to customers. We may be a defendant in, or be contractually responsible to third parties for, class action lawsuits and individual litigation arising from our operations, including claims for breach of contract. We are also subject to litigation arising out of our general business activities, such as our investments, contracts, leases and labor and employment relationships, including claims of discrimination and harassment and could be exposed to claims or litigation concerning certain business or process patents. Regulatory authorities from time to time make inquiries and conduct investigations and examinations relating particularly to us and our products. In addition, we, along with other participants in the businesses in which we engage, may be subject from time to time to investigations, examinations and inquiries, in some cases industry-wide, concerning issues or matters upon which such regulators have determined to focus. In some of our pending legal and regulatory actions, parties may seek large and/or indeterminate amounts, including punitive or exemplary damages. The outcome of a litigation or regulatory matter, and the amount or range of potential loss at any particular time, is often inherently uncertain.

Material pending litigation and regulatory matters affecting us, and certain risks to our business presented by such matters, are discussed within Note 12 to the Financial Statements included in this Annual Report on Form 10-K, under “—Litigation and Regulatory Matters.”

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

Management’s narrative addresses the financial condition of Pruco Life Insurance Company of New Jersey as of December 31, 2010, compared with December 31, 2009, and its results of operations for the years ended December 31, 2010 and 2009.

Overview

The Company sells universal life insurance and variable life insurance, term life insurance and variable annuities, primarily through third party distributors in New Jersey and New York. These markets are subject to regulatory oversight, with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers, that have historically segregated the markets of the financial services industry have been changed. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels.

Beginning in March 2010, Prudential Annuities Life Assurance Corporation (“PALAC”), an affiliate of the Company, ceased offering its existing variable annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product in Pruco Life Insurance Company of New Jersey. In general, the new product line offers the same optional living benefits and optional death benefits as offered by PALAC’s existing variable annuities. However, subject to applicable contractual provisions and administrative rules, PALAC will continue to accept subsequent purchase payments on in force contracts under existing annuity products. These initiatives were implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. In addition, by limiting its variable annuity offerings to a single product line sold through one insurer the Prudential Annuities business unit of Prudential Financial expects to convey a more focused, cohesive image in the marketplace.

Industry Trends

Our businesses are impacted by financial markets, economic conditions, regulatory oversight, and a variety of trends that affect the industries where we compete.

Financial and Economic Environment. Our businesses and results of operations are impacted by general economic and market conditions and are sensitive to changes in equity markets and interest rates. The adverse market and economic conditions that began in the second half of 2007 have improved, with equity and fixed income markets continuing to recover. Interest rates and the pace and extent of changes in rates have impacted the profitability of certain products we offer as well as returns on the investment portfolio backing our insurance liabilities and equity.

Regulatory Environment. Our businesses are subject to comprehensive regulation and supervision. The financial market dislocations we have experienced have produced, and are expected to continue to produce, extensive changes in existing laws and regulations, and regulatory frameworks applicable to our businesses. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act signed into law on July 21, 2010 made comprehensive changes to the regulation of financial services in the U.S. and subjects us to substantial additional federal regulation. In addition, state insurance laws regulate all aspects of our businesses and our insurance products are substantially affected by federal and state tax laws. Insurance regulators have begun to implement significant changes in the way in which industry participants must determine statutory reserves and statutory capital, particularly for products with embedded options and guarantees such as variable annuities, and are considering further potentially significant changes in these requirements. In addition, Congress from time to time considers legislation impacting U.S. federal income tax laws, such as the possible elimination of the dividends received deduction, which could adversely impact profitability or make our products less attractive to consumers.

Demographics. Income protection, wealth accumulation and the needs of retiring baby boomers continue to shape the insurance industry. Retirement security is one of the most critical issues in the U.S. for individuals and the investment professionals and institutions that support them. The risk and responsibility of retirement savings continues to shift to employees, away from the government and employers. Life insurance ownership among U.S. households has reached its lowest point in fifty years, with consumers citing other financial priorities and cost of insurance as reasons for the lack of coverage.

Competitive Environment. Our annuities business operates in a highly competitive environment. Market volatility in recent years has led many companies within the industry to reduce risk in product features and increase costs. In addition, some peer companies have either exited the variable annuity marketplace or substantially reduced product features. We believe our innovative product offerings have increased our competitiveness, thus increasing our sales. As a result of the launch of the Company’s new product line in March 2010, an affiliated company, the Prudential Annuities Life Assurance Corporation, ceased selling variable annuity products. In general, the new product line offers the same optional living benefits and optional death benefits as offered by the Company’s existing variable annuities. Most of our new variable annuity sales, as well as a significant portion of our in force business, where an optional living benefit has been elected, include an asset transfer feature, which is valued in the marketplace.

The individual life market is mature and, due to the large number of competitors, competition is driven mainly by price and service. The economy has exacerbated pressure on pricing, creating an even greater challenge of maintaining pricing discipline. This has negatively impacted our individual life sales, in an industry which has shifted toward non-proprietary distribution channels, which are more price sensitive than proprietary distribution channels.

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

Profitability

The Company’s profitability depends principally on its ability and Prudential Insurance’s ability to price and manage risk on insurance products, to attract and retain customer assets, and to manage expenses. Specific drivers of our profitability include:

•	our ability to manufacture and distribute products and services and to introduce new products that gain market acceptance on a timely basis;

•	our ability to price our insurance products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring customers and administering those products;

•	our mortality and morbidity experience on individual life insurance and annuity products, including the extent and cost of reinsurance, which can fluctuate significantly from period to period;

•	our persistency experience, which affects our ability to recover the cost of acquiring new business over the lives of the contracts;

•	our cost of administering insurance contracts and providing asset management products and services;

•	our ability to manage and control our operating expenses, including overhead expenses;

•	our returns on invested assets, including the impact of credit losses, net of the amounts we credit to policyholders’ accounts;

•	the amount of our assets under management and changes in their fair value, which affect the amount of asset administration fees we receive;

•	our ability to generate favorable investment results through asset/liability management and strategic and tactical asset allocation

•	our credit and financial strength ratings;

•	our ability to effectively utilize our tax capacity; and

•	our reinsurance affiliates’ ability to manage risk and exposures, including the degree to which, and the effectiveness of, hedging these risks and exposures.

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

See “Risk Factors” for a discussion of risks that have materially affected and may affect in the future the Company’s business, results of operations or financial condition, or cause the Company’s actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company.

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

Deferred Policy Acquisition and Other Costs

We capitalize costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts. These costs include primarily commissions, costs of policy issuance and underwriting, and variable field office expenses that are incurred in producing new products. In addition, we also defer costs associated with sales inducements related to our variable annuity contracts. Sales inducements are amounts that are credited to the policyholder’s account balance as an inducement to purchase the contract. For additional information about our deferred sales inducements, see Note 7 to the Financial Statements. We amortize these deferred policy acquisition costs, or DAC, and deferred sales inducements (“DSI”), over the expected lives of the contracts, based on our estimates of the level and timing of gross profits or gross premiums, depending on the type of contract. As described in more detailed below, in calculating DAC and DSI amortization we are required to make assumptions about investment returns, mortality, persistency, and other items that impact our estimates of the level and timing of gross profits or gross premiums. As of December 31, 2010, DAC for life products was $218 million and DAC for our annuity products was $148 million. As of December 31, 2010, DSI was $51 million, related entirely to our annuity products.

Amortization methodologies

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

DAC and DSI associated with the variable and universal life policies and the variable and fixed annuity contracts is amortized over the expected life of these policies in proportion to gross profits. DAC and DSI are also subject to recoverability testing which we perform at the end of each reporting period to ensure that each balance does not exceed the present value of estimated gross profits. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and the cost related to our guaranteed minimum death and guaranteed minimum income benefits. In addition, in calculating gross profits, we include the profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 13 to the Consolidated Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the economics of the products. For a further discussion of the amortization of DAC and DSI, see “—Results of Operations.”

Total gross profits include both actual experience and estimates of gross profits for future periods. We regularly evaluate and adjust the related DAC and DSI balances with a corresponding charge or credit to current period earnings for the effects of our actual gross profits and changes in our assumptions regarding estimated future gross profits. Adjustments to the DAC and DSI balances include the impact to our estimate of total gross profits of the annual review of assumptions, quarterly adjustments for current period experience and quarterly adjustments for market performance related adjustments. Each of these adjustments is further discussed below in “- Annual assumptions review and quarterly adjustments.”

In addition to the gross profit components mentioned above, we also include the impact of the embedded derivatives associated with certain of the optional living benefit features of our variable annuity contracts and related hedging activities in actual gross profits used as the basis for calculating current period amortization, including any impacts that are recorded in the reinsurance affiliate. Historically, we also included the impact of these embedded derivatives and related hedging activities, excluding the impact of the market-perceived risk of our own non-performance, in our total gross profits used to determine the DAC and DSI amortization rates. In the third quarter of 2010, the hedging strategy of the Company and our reinsurance affiliate was revised, which resulted in a change in how certain gross profit components are used to determine the DAC and DSI amortization rates. For additional information regarding the change in hedging strategy see “Item 1. Business – Products.” As of the third quarter of 2010, management’s best estimate of the total gross profits associated with these optional living benefit features and related hedge positions is based on the updated hedge target definition However, total gross profits for these purposes includes the difference between the value of the hedge target liability and asset value only to the extent this net amount is determined by management to be other than temporary, as well as the impact of assumption updates on the valuation of the hedge target liability. The determination of whether the difference between the value of the hedge target liability and asset value is other-than-temporary is based on an evaluation of the effectiveness of the hedge program. Management generally expects differences between the value of the hedge target liability and asset value to be temporary and to reverse over time. Such differences would not be included in total gross profits for purposes of determining the amortization rates. However, based on the effectiveness of the hedge program, management may determine that the difference between the value of the hedge target liability and the asset value is other-than-temporary and would include that amount in management’s best estimate of total gross profits for setting the DAC and DSI amortization rates. Management may also decide to temporarily hedge to an amount that differs from the target hedge definition, given overall capital considerations of our ultimate parent, Prudential Financial and its subsidiaries, as a whole, and prevailing market conditions. The impact from temporarily hedging to an amount that differs from the hedge target definition, as well as the results of the capital hedge program we began in the second quarter of 2009 and modified in 2010, are not considered in calculating total gross profits used to determine amortization rates nor included in actual gross profits used in calculating current period amortization.

Annual assumptions review and quarterly adjustments

Annually, during the third quarter, we perform a comprehensive review of the assumptions used in estimating gross profits for future periods. Although we review these assumptions on an ongoing basis throughout the year, we generally only update these assumptions and adjust the DAC and DSI balances during the third quarter, unless a material change that we feel is indicative of a long term trend is observed in an interim period. Over the last several years, the Company’s most significant assumption updates resulting in a change to expected future gross profits and the amortization of DAC and DSI have been related to lapse experience and other contractholder behavior assumptions, mortality, and revisions to expected future rates of returns on investments. We expect these assumptions to be the ones most likely to cause potential significant changes in the future. The impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.

The quarterly adjustments for current period experience referred to above reflect the impact of differences between actual gross profits for a given period and the previously estimated expected gross profits for that period. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change. In these cases, we recognize a cumulative adjustment to all previous periods’ amortization, also referred to as an experience true-up adjustment.

The quarterly adjustments for market performance referred to above reflect the impact of changes to our estimate of total gross profits to reflect actual fund performance. A significant portion of gross profits for our variable annuity contracts are dependent upon the total rate of return on assets held in separate account investment options. This rate of return influences the fees we earn, costs we incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts, as well as other sources of profit. Returns that are higher than our expectations for a given period produce higher than expected account balances, which increase the fees we earn and decrease the costs we incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts, resulting in higher expected future gross profits and lower DAC and DSI amortization for the period. The opposite occurs when returns are lower than our expectations.

The near-term future rate of return assumptions used in evaluating DAC and DSI are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. If the projected future rate of return over a four year period is greater than our maximum future rate of return, we use our maximum future rate of return. As of December 31, 2010, our long-term expected blended rates of return across all asset types for variable annuity products and variable life policies range from is 7.5% to 7.9% per annum, and reflect among other assumptions, an expected rate of return of 9.3% per annum for equity type assets and a 5.7% annual weighted average rate of return on fixed income investments. Unless there is a sustained interim deviation, our long-term expected rate of return assumptions generally are not impacted by short-term market fluctuations. As of December 31, 2010, our current maximum blended future rates of return under the reversion to the mean approach for variable annuities products and variable life policies was 9.9% and 9.8% per annum, respectively. Included in this blended maximum future rate are assumptions for returns on various asset classes, including a 13% per annum maximum rate of return on equity investments and a 5.7% annual weighted average rate of return on fixed income investments.

We update the projected future rate of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits. The new required rate of amortization is also applied prospectively to future gross profits in calculating amortization in future periods. For variable annuities contracts and variable life policies, as of December 31, 2010, our expected blended rate of return for the next four years across all asset types is 7.6% and 8.6% per annum, respectively. These blended rates represent a weighted average of our expected rates of return across all contract groups. For some contract groups, our expected blended rate of return for the next four years equals our current maximum future rates of return, as the near-term projected future rate of return under the reversion to the mean approach is greater than our maximum future rate of return. For certain contract groups relating to variable annuities issued in 2009 and 2010, the expected blended rate of return over the next four years is under 7.6% per annum, reflecting the impact of more favorable markets in 2009 and 2010 and the reversion to the mean approach.

Sensitivity

Annuity Products

For variable annuity contracts, DAC and DSI are more sensitive to changes in our future rate of return assumptions due primarily to the significant portion of gross profits that is dependent upon the total rate of return on assets held in separate account investment options, and the shorter average life of the contracts.

The following table provides a demonstration of the sensitivity of each of the balances relative to our future rate of return assumptions by quantifying the adjustments to each balance that would be required assuming both an increase and decrease in our future rate of return by 100 basis points. The sensitivity includes an increase and decrease of 100 basis points to both the near-term future rate of return assumptions used over the next four years, and the long-term expected rate of return used thereafter. While the information below is for illustrative purposes only and does not reflect our expectations regarding future rate of return assumptions, it is a near-term, reasonably likely hypothetical change that illustrates the potential impact of such a change. This information considers only the direct effect of changes in our future rate of return on the DAC and DSI balances and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of DAC and DSI. Further, this information does not reflect changes in reserves, such as the reserves for the guaranteed minimum death and optional living benefit features of our variable annuity products, or the impact that changes in such reserves may have on the DAC and DSI balances.

	December 31, 2010
	Increase/ (Reduction) in DAC	Increase/ (Reduction) in DSI
	(in millions)
Increase in future rate of return by 100 basis points	$1.5	$0.5
Decrease in future rate of return by 100 basis points	$(1.5)	$(0.6)

Life Products

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

The DAC balance associated with the variable and universal life policies as of December 31, 2010 was $117 million. The following table provides a demonstration of the sensitivity of that DAC balance relative to our future mortality assumptions by quantifying the adjustments that would be required, assuming both an increase and decrease in our future mortality rate by 1%. While the information below is for illustrative purposes only and does not reflect our expectations regarding future mortality assumptions, it is a near-term, reasonably likely hypothetical change that illustrates the potential impact of such a change. This information considers only the direct effect of changes in our mortality assumptions on the DAC balance and not changes in any other assumptions such as persistency, future rate of return, or expenses included in our evaluation of DAC, and does not reflect changes in reserves, such as the unearned revenue reserve, which would partially offset the adjustments to the DAC balance reflected below.

December 31, 2010
Increase/ (Reduction) in DAC
(in millions)
Decrease in future mortality by 1%	$1.9
Increase in future mortality by 1%	$(2.0)

See “Results of Operations” for a discussion of the impact of DAC and DSI amortization on our results of the life and annuities products.

Valuation of Investments, Including Derivatives, and the Recognition of Other-than-Temporary Impairments

Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage loans, equity securities, derivative financial instruments, and other long-term investments. Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities. Derivative financial instruments we generally use include swaps, options, and futures which are contracted over-the-counter with an affiliate. We are also party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. Management believes the following accounting policies related to investments, including derivatives, are most dependent on the application of estimates and assumptions. Each of these policies is discussed further within other relevant disclosures related to the investments and derivatives, as referenced below.

•	Valuation of investments, including derivatives

•	Recognition of other-than-temporary impairments

•	Determination of the valuation allowance for losses on commercial mortgage and other loans

We present our investments classified as available for sale, including fixed maturity and equity securities, our investments classified as trading and derivatives, including embedded derivatives at fair value in the statements of financial position. For additional information regarding the key estimates and assumptions surrounding the determination of fair value of fixed maturity and equity securities, as well as derivative instruments, embedded derivatives and other investments, see Note 10 to the Financial Statements.

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

Commercial mortgage loans, consist of commercial mortgage loans and agricultural loans, are carried primarily at unpaid principal balances, net of unamortized premiums or discounts and a valuation allowance for losses. For a discussion of our policies regarding the valuation allowance for commercial mortgage and other loans see Note 2 to the Financial Statements.

Policyholder Liabilities

Future Policy Benefit Reserves

The future policy benefit reserves relate primarily to term life products and are determined in accordance with U.S. GAAP as the present value of expected future benefits to or on behalf of policyholders plus the present value of future maintenance expenses less the present value of future net premiums. The expected future benefits and expenses are determined using assumptions as to mortality, lapse, and maintenance expense. Reserve assumptions are based on best estimate assumptions as of the date the policy is issued with provisions for the risk of adverse deviation. After our reserves are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If reserves determined based on these best estimate assumptions are greater than the net U.S. GAAP liabilities (i.e., reserves net of any DAC asset), the existing net U.S. GAAP liabilities are adjusted to the greater amount. Mortality assumptions are generally based on the Company’s historical experience or standard industry tables, as applicable; our expense assumptions are based on current levels of maintenance costs, adjusted for the effects of inflation; and our interest rate assumptions are based on current and expected net investment returns. Unless a material change in mortality experience is observed in an interim period that we feel is indicative of a long term trend, we generally update our mortality assumptions annually in the third quarter of each year. Generally, we do not expect our mortality trends to change significantly in the short-term and to the extent these trends may change we expect such changes to be gradual over the long-term.

In establishing reserves for guaranteed minimum death and income benefits related to variable annuity contracts, we must make estimates and assumptions about the timing of annuitization, contract lapses and contractholder mortality, as well as interest rates and equity market returns. Assumptions relating to contractholder behavior, such as the timing of annuitization and contract lapses, are based on our experience by contract group, and vary by product type and year of issuance. Our dynamic lapse rate assumption applies a different lapse rate on a contract by contract basis based on a comparison of the guaranteed minimum death or income benefit and the current policyholder account value as well as other factors such as the applicability of any surrender charges. In-the-money contracts are those with a guaranteed minimum benefit in excess of the current policyholder account value. Since in-the-money contracts are less likely to lapse, we apply a lower lapse rate assumption to these contracts. As an example, the lapse rate assumptions for contracts that are not in-the-money and out of their surrender charge period average between 8% and 12% per year, and the lapse rate assumptions for contracts that are in-the-money and out of their surrender charge period average between 0% and 12% per year. Mortality assumptions are generally based on our historical experience or standard industry tables, and also vary by contract group. Unless a material change in contractholder behavior or mortality experience that we feel is indicative of a long term trend is observed in an interim period, we generally update assumptions related to contractholder behavior and mortality in the third quarter of each year by considering the actual results that have occurred during the period from the most recent update to the expected amounts. Over the last several years, the Company’s most significant assumption updates that have resulted in changes to our reserves for guaranteed minimum death and income benefits have been related to lapse experience and other contractholder behavior assumptions and revisions to expected future rates of returns on investments. The Company expects these assumptions to be the ones most likely to cause significant changes in the future. Changes in these assumptions can be offsetting and can also impact our DAC and other balances as discussed above. Generally, we do not expect our actual mortality trends to change significantly in the short-term, and to the extent these trends may change we expect such changes to be gradual over the long-term.

The future rate of return assumptions used in establishing reserves for guaranteed minimum death and income benefits related to variable annuities contracts are derived using a reversion to the mean approach, a common industry practice. For additional information regarding our future expected rate of return assumptions and our reversion to the mean approach see, “—Deferred Policy Acquisition and Other Costs.” The following table provides a demonstration of the sensitivity of the reserves for guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) related to variable annuity contracts relative to our future rate of return assumptions by quantifying the adjustments to the reserves that would be required assuming both a 100 basis point increase and decrease in our future rate of return. The sensitivity includes an increase and decrease of 100 basis points to both the near-term future rate of return assumptions used over the next four years, and the long-term expected rate of return used thereafter. While the information below is for illustrative purposes only and does not reflect our expectations regarding future rate of return assumptions, it is a near-term, reasonably likely change that illustrates the potential impact of such a change. This information considers only the direct effect of changes in our future rate of return on operating results due to the change in the reserve balance and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of the reserves, or any changes on DAC or other balances, discussed above in “—Deferred Policy Acquisition and Other Costs.”

December 31, 2010
Increase/(Reduction) in GMDB/GMIB Reserves
(in millions)
Decrease in future rate of return by 100 basis points	$0.6
Increase in future rate of return by 100 basis points	$(0.8)

Unearned revenue reserves for variable and universal life contracts

Our unearned revenue reserve, or URR, reported as a component of “Policyholders’ account balances,” is $85 million as of December 31, 2010. This reserve primarily relates to variable and universal life products and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and amortized over the expected lives of the contracts in proportion to the products’ estimated gross profits, similar to DAC as discussed above.

For the variable and universal life policies, a significant portion of our gross profits is derived from mortality margins. As a result, our estimates of future gross profits are significantly influenced by our mortality assumptions. Our mortality assumptions represent our expected claims experience over the life of these policies and are developed based on Company experience or standard industry tables. Unless a material change in mortality experience that we feel is indicative of a long term trend is observed in an interim period, we generally update our mortality assumptions annually in the third quarter. Updates to our mortality assumptions in future periods could have a significant adverse or favorable effect on the results of the Company.

The following table provides a demonstration of the sensitivity of that URR balance relative to our future mortality assumptions by quantifying the adjustments that would be required, assuming both an increase and decrease in our future mortality rate by 1%. While the information below is for illustrative purposes only and does not reflect our expectations regarding future mortality assumptions, it is a near-term, reasonably likely hypothetical change that illustrates the potential impact of such a change on the URR balance and does not reflect the offsetting impact of such a change on the DAC balance as discussed above in “—Deferred Policy Acquisition Costs and Other Costs.” This information considers only the direct effect of changes in our mortality assumptions on the URR balance and not changes in any other assumptions such as persistency, future rate of return, or expenses included in our evaluation of URR.

December 31, 2010
Increase/(Reduction) in URR
(in millions)
Decrease in future mortality by 1%	$1.0
Increase in future mortality by 1%	$(1.0)

The Company’s liability for future policy benefits also includes other net liabilities for guarantee benefits related to certain nontraditional long-duration life and annuity contracts, which are discussed more fully in Note 7 to the Financial Statements.

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

Our accounting represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates. Certain changes or future events, such as changes in tax legislation, geographic mix of earnings and completion of tax audits could have an impact on our estimates and effective tax rate. For example, the dividends received deduction, or DRD, reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and the expected amount determined using the federal statutory tax rate of 35%. The U.S. Treasury Department and the Internal Revenue Service, or IRS, intend to address through regulations the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 14, 2011, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase our actual tax expense and reduce our consolidated net income.

U.S. GAAP prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on tax returns. The application of this guidance is a two-step process, the first step being recognition. We determine whether it is more likely than not, based on the technical merits, that the tax position will be sustained upon examination. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. We measure the tax position as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority that has full knowledge of all relevant information. This measurement considers the amounts and probabilities of the outcomes that could be realized upon ultimate settlement using the facts, circumstances, and information available at the reporting date.

An increase or decrease in our effective tax rate by one percent would have resulted in an increase or decrease in income from continuing operations in 2010 of $1.4 million.

Our liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the IRS or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards, or tax attributes, the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. The statute of limitations for the 2002 tax year expired on April 30, 2009. The statute of limitations for the 2003 tax year expired on July 31, 2009. The statute of limitations for the 2004 through 2007 tax years will expire in February 2012, unless extended. Tax years 2008 and 2009 are still open for IRS examination. See Note 9 to the Financial Statements for a discussion of the impact in 2009 of changes to our total unrecognized tax benefits related to tax years for which the statute of limitations has expired.

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

Adoption of New Accounting Pronouncements

See Note 2 to the Financial Statements for a discussion of recently adopted accounting pronouncements, including the adoption of revised authoritative guidance for disclosing fair value of financial instruments, the recognition and presentation of other-than-temporary impairments and fair value measurements and disclosures.

Future Adoption of New Accounting Pronouncements

See Note 2 to the Financial Statements for a discussion of recently issued accounting pronouncements.

The Company’s Changes in Financial Position and Results of Operations are described below.

Changes in Financial Position

2010 to 2009 Annual Comparison

Total assets increased $2.022 billion, from $5.440 billion at December 31, 2009 to $7.462 billion at December 31, 2010. Separate account assets increased $1.776 billion, from $3.262 billion at December 31, 2009 to $5.038 billion at December 31, 2010, primarily driven by both increased annuity deposits that resulted in positive net flows, and improvements in equity markets.

Fixed maturities increased by $10.2 million from $1.054 billion at December 31, 2009 to $1.065 billion at December 31, 2010. This increase was primarily driven by investment of cash flows from operations, reinvestment of investment income, and unrealized gains on fixed maturities in the current year resulting from a narrowing of credit spreads that increased the market value of these securities. Partially offsetting this increase were transfers of account balances to the separate account variable investment options from the fixed investment options backed by our general account due to an asset transfer feature on certain variable annuity contracts.

Commercial mortgage loans increased $14.5 million, from $168 million at December 31, 2009, to $182 million at December 31, 2010, during the current period due to continued investment in commercial loans.

Reinsurance recoverables increased by $97.3 million from $322 million at December 31, 2009 to $420 million at December 31, 2010 driven by continued growth in the term life in force covered under Prudential Arizona Reinsurance Captive Company, or “PARCC”, Prudential Arizona Reinsurance Term Company, or “PAR TERM” and Prudential Arizona Reinsurance III Company, or “PAR III”, agreements. The increase in reinsurance recoverables was partially offset by a decrease in the reinsured liability for variable annuity living benefit embedded derivatives due to a decrease in the present value of future expected benefit payments primarily driven by the impact of favorable equity markets.

Deferred policy acquisition costs increased by $60 million from $306 million at December 31, 2009, to $366 million at December 31, 2010, primarily due to the capitalization of acquisition costs from the growth in sales of annuity products due to the implementation of the aforementioned change in sales strategy.

Total liabilities increased by $1.908 billion, from $4.927 billion at December 31, 2009 to $6.835 billion at December 31, 2010, primarily due to an increase in separate account liabilities of $1.776 billion, driven mainly by both positive net flows and improvements in equity markets described above. Policyholder account balances increased $29 million, from $1.025 billion at December 31, 2009 to $1.054 billion at December 31, 2010, primarily driven by continued growth in universal life in force.

1. Results of Operations

2010 to 2009 Annual Comparison

	Twelve months ended December 31,
	2010	2009	2008
	(in thousands)
Operating results:
Revenues:
Annuity Products	$103,147	$60,957	$23,886
Life Products and Other	115,089	120,659	120,324

	$218,236	$181,616	$144,210

Benefits and expenses:
Annuity Products	$32,932	$34,852	$31,426
Life Products and Other	43,817	70,737	86,961

	$76,749	$105,589	$118,387

Income/(Loss) from Operations before Income Taxes
Annuity Products	$70,215	$26,105	$(7,540)
Life Products and Other	71,272	49,922	33,363

	$141,487	$76,027	$25,823

Annuity Products

Income from Operations before Income Taxes

2010 to 2009 Annual Comparison. Income from Operations before Income Taxes increased $44 million from $26 million in 2009 to $70 million in 2010. The increase included a $22 million favorable variance in the mark-to-market of embedded derivatives associated with our non-reinsured living benefit features, including the impact of our market-perceived non-performance risk. This favorable variance was primarily driven by a decrease in the present value of future expected benefit payments resulting from favorable market conditions. Also contributing to the increase was $18 million of lower amortization of deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) driven by the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives, including reinsured living benefits and related hedge positions in the reinsurance affiliate, as discussed below. In addition fee income increased, net of distribution expenses, driven by higher average variable annuity asset balances invested in separate accounts. The increase in separate account balances was due to positive net flows and net market appreciation. Partially offsetting these items was an unfavorable variance related to adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing DAC/DSI. These adjustments are discussed in more detail below.

We amortize DAC/DSI over the expected lives of the contracts based on the level and timing of gross profits on the underlying Annuity products. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 13 to the Consolidated Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the economics of the products.

As mentioned above the increase in income from operations in 2010 included an $18 million favorable variance in the amortization of DAC/DSI related to the impact of the mark-to-market of living benefit embedded derivatives, including any reinsured liabilities, and related hedge positions. This impact primarily relates to updates to the inputs used in the valuation of the reinsured liability for living benefit embedded derivatives, primarily due to reductions in the expected lapse rate assumption based on actual experience in 2010. Also contributing to lower DAC/DSI amortization is the impact of a change in our market-perceived non-performance risk (NPR).

As mentioned above, and as shown in the following table, income from operations for 2010 included $7.5 million of benefits related to adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing DAC and DSI, compared to $8.4 million of benefits for 2009, resulting in a $1 million unfavorable variance.

	Twelve Months Ended December 31, 2010			Twelve Months Ended December 31, 2009
	Amortization of DAC and DSI(1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and DSI(1)	Reserves for GMDB / GMIB (2)	Total
	(in thousands)
Quarterly market performance adjustments	$1,210	$73	$1,283	$2,926	$2,772	$5,698
Annual Review / Assumption updates	$2,927	$99	$3,026	$(585)	$(574)	$(1,159)
Quarterly adjustments for current period experience and other updates	$1,673	$1,521	$3,194	$1,694	$2,171	$3,865

Total	$5,810	$1,693	$7,503	$4,035	$4,369	$8,404

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and other assets.
(2)

Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.

As shown in the table above, results for both periods include the impact of the annual reviews of the assumptions used in the reserve for the guaranteed minimum death and income benefit features of our variable annuity products and in our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. Results for 2010 included $3 million of benefits from these annual reviews, primarily related to reductions in lapse rate assumptions and more favorable assumptions relating to fee income. Results for 2009 included $1 million of charges from these annual reviews, primarily related to reductions in the future rate of return assumptions applied to the underlying assets associated with our variable annuity products. Partially offsetting the impact of the updated future rate of return assumptions for 2009 were benefits related to the impact of lower mortality and higher investment spread assumptions.

As shown in the table above, results for both periods include quarterly updates for the impact of fund performance on our DAC/DSI amortization and GMDB/GMIB reserves for our variable annuity products. 2010 included $1 million of benefits associated with these quarterly updates due to favorable market performance. The actual rates of return on annuity account values was 3.3% for the first quarter of 2010, negative 6.0% for the second quarter of 2010, 7.7% for the third quarter of 2010 and 5.8% for the fourth quarter of 2010 compared to our expected rates of return of approximately 2.0% for 2010. The updates for 2009 resulted in a benefit of $6 million due to favorable market performance.

We derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. The near-term future projected return across all contract groups is 7.6% per annum as of December

31, 2010, or 1.9% per quarter. Beginning in the fourth quarter of 2008 and continuing through the third quarter of 2010, the projected near-term future annual rate of return calculated using the reversion to the mean approach for some contract groups was greater than our maximum future rate of return assumption across all asset types for this business. In those cases, we utilized the near-term maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. The near-term blended maximum future rate of return, for these impacted contract groups, under the reversion to the mean approach is 9.9% as of December 31, 2010. Included in the blended maximum future rate are assumptions for returns on various asset classes, including a 5.7% annual weighted average rate of return on fixed income investments and a 13% annual maximum rate of return on equity investments.

The $3 million benefit for 2010 and the $4 million benefit for 2009 for the quarterly adjustments for current period experience shown in the table above primarily reflect the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. The unfavorable variance related to the amortization of DAC/DSI was primarily driven by more favorable market conditions in 2009 compared to 2010. The unfavorable variance related to the adjustment to the GMDB/GMIB reserves was primarily driven by more favorable differences in actual lapse experience and contract guarantee claim costs in 2009 compared to 2010.

Revenues

2010 to 2009 Annual Comparison. Revenues increased $42 million from $61 million in 2009 to $103 million in 2010.

Net Realized Investment Gains increased $27 million from $22 million in 2009, to $49 million in 2010 driven by embedded derivatives associated with our non-reinsured living benefit features of our variable annuity products, including the impact of our market-perceived non-performance risk, as discussed above.

Policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on policyholders’ fund balances, increased $14 million from $17 million in 2009 to $31 million in 2010. The increase was primarily driven by higher average variable annuity asset balances invested in separate accounts. The increase in average separate account asset balances was primarily due to positive net flows, net market appreciation, and net transfers of balances from the general account to the separate accounts during 2010.

Benefits and Expenses

2010 to 2009 Annual Comparison. Benefits and expenses decreased $2 million from $35 million in 2009 to $33 million in 2010.

Amortization of deferred policy acquisition costs (“DAC”) decreased by $8 million, from $10 million in 2009 to $2 million in 2010. This decrease was primarily driven by lower DAC amortization from the impact of the mark-to-market of the reinsured for living benefit embedded derivatives, including reinsured liabilities, and related hedge positions, as discussed above.

Interest credited decreased by $4 million, from $15 million in 2009 to $11 million in 2010 primarily due to lower DSI amortization from the impact of the mark-to-market of the liability for living benefit embedded derivatives, including reinsured liabilities, and related hedge positions, discussed above.

Policyholder benefits, including change in reserves, increased $1 million due to differences in the adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products discussed above.

General, administrative and other expenses increased $9 million from $10 million in 2009 to $19 million in 2010, primarily due to higher commission expense and marketing and new business support expenses driven by higher sales due to the implementation of the aforementioned change in sales strategy.

Life Products and Other

Income (Loss) from Operations before Income Taxes

2010 to 2009 Annual Comparison. Income (loss) from Operations before Income Taxes increased $21 million from income of $50 million in 2009 to $71 million in 2010. Results for 2010 included a $6 million benefit from lower amortization of net deferred policy acquisition costs and unearned revenue reserves, as well as a decrease in reserves for the guaranteed minimum death benefit feature in certain contracts, reflecting updates of our actuarial assumptions based on an annual review, compared to a $3 million benefit from the annual review in 2009. The annual reviews cover assumptions used in our estimate of total gross profits which forms the basis for amortizing deferred policy acquisition costs and unearned revenue reserves, as well as the assumptions utilized in the development of certain actuarial reserve valuations.

Absent the effect of these annual reviews, Income (loss) from Operations before Income Taxes for the year ended December 31, 2010 increased $24 million, primarily driven by improvements in net realized investment gains of $16 million primarily attributed to gains in 2010 on investments in derivatives and fixed maturities compared to losses in 2009. Also, contributing was an increase in net investment income of $9 million, due to higher asset balances primarily from growth in universal life and term in force. Partially offsetting these benefits was $1 million from an increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, resulting from changes in our estimates of total gross profits arising from equity market performance and policyholder experience. The increase in amortization largely reflects the impact of equity markets on separate account fund performance in the respective periods.

Revenues

2010 to 2009 Annual Comparison Revenues decreased $6 million from $121 million in 2009 to $115 million in 2010.

Net realized investment gains/ (losses) increased by $15 million from a loss of $8 million in 2009 to a gain of $7 million in 2010, primarily driven by the impact of gains on investments in derivatives and fixed maturities compared to losses in 2009.

Net investment income increased $9 million, due to an increase in assets supporting our term and universal life products and growth in universal life and variable policyholder account balances due to increased policyholder deposits.

These were offset by a decrease in policy charges and fee income of $30 million from $52 million in 2009 to $ 22 million in 2010. The decrease in policy charges and fee income, consisting primarily of mortality and expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, was driven by $5 million decrease in amortization of unearned revenue reserves due to annual reviews of assumptions and an increase in reinsurance premiums of $25 million due to the amendment of certain of our affiliated reinsurance treaties to change settlement modes from monthly to annual. As a result of these treaty amendments, we were required to pay our affiliated reinsurers the premium difference that resulted from the mode changes. Absent these items policy charges and fee income remained flat compared to 2009.

Benefits and Expenses

2010 to 2009 Annual Comparison Benefits and expenses decreased $27 million from $71 million in 2009 to $44 million in 2010. Results include a net $4 million decrease in amortization of deferred acquisition costs from the impacts of the annual reviews conducted in both periods and a $25 million decrease in the change in reserves due to the amendment of certain of our affiliated reinsurance treaties to change settlement modes from monthly to annual resulting in an increase in reserves.

Absent the effect of these items, benefits and expenses increased $3 million, from $79 million in 2009 to $81 million in 2010. On this basis, amortization of deferred policy acquisition costs increased $2 million primarily due to the less favorable impact of equity markets on separate account fund performance.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, could result in the imposition of new capital, liquidity and other requirements on Prudential Financial and the Company. See “Other Business Regulation” in Part I for information regarding the potential effects of the Dodd-Frank bill on the Company and its affiliates.

General Liquidity

Liquidity refers to a company’s ability to generate sufficient cash flows to meet the needs of its operations. Our liquidity is managed to ensure stable, reliable and cost-effective sources of cash flows to meet all of our obligations. Liquidity is provided by a variety of sources, as described more fully below, including portfolios of liquid assets. Our investment portfolios are integral to the overall liquidity of those operations. We segment our investment portfolios and employ an asset/liability management approach specific to the requirements of our product lines. This enhances the discipline applied in managing the liquidity, as well as the interest rate and credit risk profiles, of each portfolio in a manner consistent with the unique characteristics of the product liabilities. We use a projection process for cash flows from operations to ensure sufficient liquidity to meet projected cash outflows, including claims. The impact of Prudential Funding, LLC’s financing capacity on liquidity (as described below) is considered in the internal liquidity measures of the Company.

Liquidity is measured against internally developed benchmarks that take into account the characteristics of both the asset portfolio and the liabilities that they support. The results are affected substantially by the overall asset type and quality of our investments.

Cash Flow

The principal sources of the Company’s liquidity are premiums and annuity considerations, investment and fee income, and investment maturities and sales associated with our insurance and annuity operations, as well as internal borrowings. The principal uses of that liquidity include benefits, claims, dividends paid to policyholders, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, and payments in connection with financing activities. As a result of the launch of its new annuity product line in March 2010, as discussed above, the Company has seen and expects to continue to see the overall level of these activities to increase.

We believe that the cash flows from our insurance and annuity operations are adequate to satisfy our current liquidity requirements, including under reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors such as future securities market conditions, changes in interest rate levels, customer behavior, policyholder perceptions of our financial strength, and the relative safety of competing products each of which could lead to reduced cash inflows or increased cash outflows. In addition, market volatility can impact the level of capital required to support our businesses, particularly in our annuity products. Our cash flows from investment activities result from repayments of principal, proceeds from maturities and sales of invested assets and investment income, net of amounts reinvested. The primary liquidity risks with respect to these cash flows are the risk of default by debtors or bond insurers, our counterparties’ willingness to extend repurchase and/or securities lending arrangements, commitments to invest and market volatility. We closely manage these risks through our credit risk management process and regular monitoring of our liquidity position. Further, the level of new business sales can also impact liquidity, and additional financing may be required due to the increase in annuity sales as previously discussed.

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

Gross account withdrawals amounted to approximately $152 million and $972 million for the years ended December 31, 2010 and 2009, respectively. Because these withdrawals were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities and public equity securities. As of December 31, 2010 and December 31, 2009; our insurance operations had liquid assets of $1.2 billion and $1.1 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $95.4 million and $61.0 million as of December 31, 2010 and December 31, 2009, respectively. As of December 31, 2010, $973 million, or 91%, of the fixed maturity investments company general account portfolios were rated investment grade. The remaining $91 million, or 9%, of these fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of the Company. Prudential Financial manages its domestic insurance subsidiaries RBC ratios to a level that is consistent with the ratings targets for those subsidiaries and in excess of the minimum levels required by applicable insurance regulations. RBC is determined by statutory formulas that consider risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. As of December 31, 2010, the RBC ratio for each of Prudential Insurance and the Company exceeded the minimum levels required by applicable insurance regulations.

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

In addition to hedging the equity market exposure as mentioned above, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance arrangements. Primarily in the reinsurance affiliate, equity options and futures as well as interest rate derivatives are purchased to hedge certain optional living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. Historically, the hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by GAAP, excluding the impact of the market-perceived risk of non-performance, with capital market derivatives and options. In the third quarter of 2010, the hedging strategy was revised as, in the low interest rate environment, management of the company and reinsurance affiliate does not believe the GAAP value of the embedded derivative liability to be an appropriate measure for determining the hedge target. For additional information regarding the change in hedging strategy see “—Item 1. Business—Products.”

Certain of the Company’s statutory reserves are ceded to an affiliated offshore captive reinsurance company. A reinsurance trust is established by the affiliated offshore captive reinsurance company to satisfy reinsurance reserve credit requirements. These reserve credits allow the Company to reduce the level of statutory capital it is required to hold. Reinsurance credit reserve requirements can move materially in either direction due to changes in equity markets and interest rates, actuarial assumptions and other factors. Higher reinsurance credit reserve requirements would necessitate depositing additional assets in the statutory reserve credit trusts, while lower reinsurance credit reserve requirements would allow assets to be removed from the statutory reserve credit trusts. We expect Prudential Financial would satisfy those additional needs through a combination of funding the reinsurance credit trusts with available cash, loans from Prudential Financial and/or affiliates and assets pledged to our affiliated offshore captive reinsurance company as collateral for hedging positions related to our living benefit features. Prudential Financial also continues to evaluate other options to address reserve credit needs such as obtaining letters of credit. Collateral of $9 million was removed from the captive reinsurance trusts for the third quarter of 2010 due to favorable equity market conditions. Due to favorable equity market conditions and higher interest rates in the fourth quarter of 2010, the need to fund the captive reinsurance trusts has declined by $3 million.

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

With respect to non-variable life insurance products, fixed rate annuities, the fixed rate accounts in our variable life insurance and annuity products, we incur market risk primarily in the form of interest rate risk. We manage this risk through asset/liability management strategies that seek to closely approximate the interest rate sensitivity, but not necessarily the exact cash flow characteristics, of the assets with the estimated interest rate sensitivity of the product liabilities. The Company also mitigates this risk through a MVA provision on the Company’s fixed investment option. This MVA provision limits interest rate risk when a contractholder withdraws funds or transfers funds to variable investment options before the end of the guarantee period. Our overall objective in these strategies is to limit the net change in value of assets and liabilities arising from interest rate movements. While it is more difficult to measure the interest sensitivity of our insurance liabilities than that of the related assets, to the extent that we can measure such sensitivities we believe that interest rate movements will generate asset value changes that substantially offset changes in the value of the liabilities relating to the underlying products.

For variable annuities and variable life insurance products excluding the fixed rate accounts associated with these products, and most separate accounts, we are exposed to the risk that asset based fees may decrease as a result of declines in assets under management due to changes in investment prices. We also run the risk that asset administration fees calculated by reference to performance could be lower. The risk of decreased asset based and asset administration fees could also impact our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. While a decrease in our estimates of total gross profits would accelerate amortization and decrease net income in a given period, it would not affect our cash flow or liquidity position in the current period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Result of Operations” for a discussion of the effects of death and other benefit provisions on the results of the Company.

For variable annuity and variable life insurance products with minimum guaranteed death benefits and variable annuity products with living benefits such as guaranteed minimum income, withdrawal, and accumulation benefits, we also face the risk that declines in the value of underlying investments as a result of interest rate, equity market, or market volatility changes may increase our net exposure to the guarantees under these contracts. As part of our risk management strategy, we utilize product design elements such as asset allocation requirements, an asset transfer feature and minimum purchase age requirements, and reinsurance programs. These strategies exclude our guaranteed minimum income benefits and guaranteed minimum death benefits, which include risks we have deemed suitable to retain.

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

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We seek to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have target duration mismatch constraints for each entity. As of December 31, 2010 and 2009, the difference between the duration of assets and the target duration of liabilities in our duration-managed portfolios was within our constraint limits. We consider risk-based capital implications in our asset/liability management strategies.

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

Market Risk Related to Interest Rates

Our “other than trading” assets that subject us to interest rate risk include primarily fixed maturity securities, commercial loans and policy loans. In the aggregate, the carrying value of these assets represented 56% of our assets, other than assets that we held in separate accounts, as of December 31, 2010 and 62% as of December 31, 2009.

With respect to “other than trading” liabilities, we are exposed to interest rate risk through policyholders’ account balances relating to interest-sensitive life insurance, annuity and other investment-type contracts, collectively referred to as investment contracts, and through outstanding short term debt with affiliates.

We assess interest rate sensitivity for “other than trading” financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates. The following tables set forth the net estimated potential loss in fair value from a hypothetical 100 basis point upward shift as of December 31, 2010 and 2009, because this scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	December 31, 2010
	Notional Value of Derivatives	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(In millions)
Financial Assets with Interest Rate Risk:
Financial Assets:
Fixed maturities, available for sale		$1,065	$1,023	$(41)
Policy loans		212	194	(18)
Commercial loans		192	186	(6)
Financial Assets with Equity Risk:
Equity Securities		2	2	(0)
Derivatives: (1)
Futures		—	—	—
Swaps	76	(2)	(5)	(3)
Financial Liabilities with Interest Rate Risk:
Investment Contracts		102	101	(1)

Total Estimated Potential Loss				(69)

(1)

Excludes variable annuity optional living benefits accounted for as embedded derivatives as the Company has generally entered into reinsurance agreements to transfer the risk related to these optional living benefits to an affiliate as part of its risk management strategy.

	December 31, 2009
	Notional Value of Derivatives	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(In millions)
Financial Assets with Interest Rate Risk:
Financial Assets:
Fixed maturities, available for sale		$1,054	$1,014	$(40)
Policy loans		191	178	(13)
Commercial loans		168	163	(5)
Financial Assets with Equity Risk:
Equity Securities		4	3	0
Derivatives: (1)
Futures	—	—	—	—
Swaps	23	(5)	(5)	—
Financial Liabilities with Interest Rate Risk
Investment Contracts		85	84	(1)
Total Estimated Potential Loss				(59)

(1)

Excludes variable annuity optional living benefits accounted for as embedded derivatives as the Company has generally entered into reinsurance agreements to transfer the risk related to these optional living benefits to an affiliate as part of its risk management strategy.

The tables above do not include approximately $1.456 billion and $1.427 billion of insurance reserve and deposit liabilities as of December 31, 2010 and 2009, respectively. We believe that the interest rate sensitivities of these insurance liabilities offset, in large measure, the interest rate risk of the financial assets set forth in these tables.

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

Financial Derivatives

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or the prices of securities or commodities. Derivative financial instruments may be exchange-traded or contracted in the over-the-counter market and include swaps, futures, options and forward contracts. See Note 11 to the Financial Statements for a description of derivative activities as of December 31, 2010 and 2009. Under insurance statutes, insurance companies may use derivative financial instruments to hedge actual or anticipated changes in their assets or liabilities, to replicate cash market instruments or for certain income-generating activities. These statutes generally prohibit the use of derivatives for speculative purposes. The Company uses derivative financial instruments primarily to manage market risk from changes in interest rates.

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

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting on the effectiveness of internal control over financial reporting as of December 31, 2010 are included in Part IV, Item 15 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2010. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended December 31, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PART III

Item 14. Principal Accountant Fees and Services

The Audit Committee of the Board of Directors of Prudential Financial has appointed PricewaterhouseCoopers LLP as the independent auditor of Prudential Financial and certain of its domestic and international subsidiaries, including the Company. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The specific information called for by this item is hereby incorporated by reference to the section entitled “Item 2—Ratification of the Appointment of Independent Registered Public Accounting Firm” in Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 10, 2011 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2010

PART IV

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newark, and State of New Jersey, on the 11th day of March 2011.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY (Registrant)

By:	/s/ Scott D. Kaplan
Scott D. Kaplan
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 11, 2011.

Signature	Title

/s/ Scott D. Kaplan	Chief Executive Officer,
Scott D. Kaplan	President and Director

/s/ Steven Weinreb	Chief Financial and Accounting Officer
Steven Weinreb	(Principal Accounting and Financial Officer)

*James J. Avery	Director
James J. Avery

*Thomas J. Diemer	Director
Thomas J. Diemer

*Robert M. Falzon	Director
Robert M. Falzon

*Bernard J. Jacob	Director
Bernard J. Jacob

*Stephen Pelletier	Director
Stephen Pelletier

*Richard F. Vaccaro	Director
Richard F. Vaccaro

* By:	/s/ Thomas C. Castano
Thomas C. Castano
(Attorney-in-Fact)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Financial Statements and

Report of Independent Registered Public Accounting Firm

December 31, 2010 and 2009

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Pruco Life Insurance Company of New Jersey (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2010, of the Company’s internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

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

This Annual Report does not include an attestation report of the Company’s registered public accounting firm, PricewaterhouseCoopers LLP, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to final rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

March 11, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Pruco Life Insurance Company of New Jersey:

In our opinion, the accompanying statements of financial position and the related statements of operations and comprehensive income, of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of Pruco Life Insurance Company of New Jersey (an indirect, wholly owned subsidiary of The Prudential Insurance Company of America) at December 31, 2010 and December 31, 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 of the financial statements, the Company changed its method of determining and recording other-than-temporary impairment for debt securities on January 1, 2009.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

March 11, 2011

Pruco Life Insurance Company of New Jersey

Statements of Financial Position

As of December 31, 2010 and 2009 (in thousands, except share amounts)

	2010	2009
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2010 - $ 1,007,655; 2009 - $1,028,386)	$1,064,541	$1,054,380
Equity securities available for sale, at fair value (cost, 2010 - $2,301; 2009 - $4,003)	2,074	3,826
Policy loans	175,514	169,835
Short-term investments	7,409	27,976
Commercial mortgage loans	182,437	167,935
Other long-term investments	16,913	8,309

Total investments	1,448,888	1,432,261
Cash and cash equivalents	87,961	32,601
Deferred policy acquisition costs	365,970	305,617
Accrued investment income	16,365	16,833
Reinsurance recoverables	419,858	322,530
Receivables from parent and affiliates	25,833	33,511
Deferred sales inducements	51,106	30,265
Other assets	8,293	4,861
Separate account assets	5,038,051	3,261,890

TOTAL ASSETS	$7,462,325	$5,440,369

LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$1,053,807	$1,025,018
Future policy benefits and other policyholder liabilities	503,354	460,433
Cash collateral for loaned securities	413	21,132
Securities sold under agreement to repurchase	2,957	11,540
Income taxes payable	120,248	97,284
Short-term debt to affiliates	—	—
Payables to parent and affiliates	5,837	4,194
Other liabilities	109,969	45,226
Separate account liabilities	5,038,051	3,261,890

TOTAL LIABILITIES	$6,834,636	$4,926,717

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 12)

EQUITY
Common stock, ($10 par value; 1,000,000 shares, authorized; 250,000 shares, issued and outstanding)	2,000	2,000
Additional paid-in capital	169,742	168,998
Retained earnings	430,663	332,718
Accumulated other comprehensive income	25,284	9,936

TOTAL EQUITY	627,689	513,652

TOTAL LIABILITIES AND EQUITY	$7,462,325	$5,440,369

See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Operations and Comprehensive Income

Years Ended December 31, 2010, 2009 and 2008 (in thousands)

	2010	2009	2008
REVENUES

Premiums	$14,733	$17,031	$14,903
Policy charges and fee income	53,446	69,234	75,712
Net investment income	77,044	69,944	68,001
Asset administration fees	11,084	7,114	7,395
Other income	4,915	4,779	5,154
Realized investment gains/(losses), net;
Other-than-temporary impairments on fixed maturity securities	(21,166)	(14,461)	(9,149)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	18,612	8,391	—
Other realized investment gains (losses), net	59,567	19,584	(17,806)

Total realized investment gains (losses), net	57,015	13,514	(26,955)

Total revenues	218,237	181,616	144,210

BENEFITS AND EXPENSES

Policyholders’ benefits	(198)	26,062	30,454
Interest credited to policyholders’ account balances	37,125	38,735	30,684
Amortization of deferred policy acquisition costs	12,821	22,842	21,812
General, administrative and other expenses	27,002	17,950	35,437

Total benefits and expenses	76,750	105,589	118,387

Income from operations before income taxes	141,487	76,027	25,823

Income Taxes:
Current	23,841	20,362	1,033
Deferred	19,701	644	3,085

Income tax expense	43,542	21,006	4,118

NET INCOME	97,945	55,021	21,705

Change in net unrealized investment gains/(losses) and changes in foreign currency translation, net of taxes	15,348	44,313	(33,826)

COMPREHENSIVE INCOME (LOSS)	$113,293	$99,334	$(12,121)

See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Stockholder’s Equity

Years Ended December 31, 2010, 2009 and 2008 (in thousands)

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Total Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2007	$2,000	$168,998	$252,259	$3,182	$426,439

Net Income	—	—	21,705	—	21,705

Change in foreign currency translation adjustments, net of taxes	—	—	—	(82)	(82)

Change in net unrealized investment gains/(losses), net of taxes	—	—	—	(33,744)	(33,744)

Balance, December 31, 2008	$2,000	$168,998	$273,964	$(30,644)	$414,318

Net income			55,021		55,021

Change in foreign currency translation adjustments, net of taxes	—	—	—	40	40

Impact of adoption of new guidance for other-than-temporary impairments of debt securities, net of taxes	—	—	3,733	(3,733)	—

Change in net unrealized investment gains/(losses), net of taxes	—	—	—	44,273	44,273

Balance, December 31, 2009	$2,000	$168,998	$332,718	$9,936	$513,652

Net income			97,945		97,945

Affiliated Asset Transfers	—	744	—	—	744

Change in foreign currency translation adjustments, net of taxes	—	—	—	(22)	(22)

Change in net unrealized investment gains/(losses), net of taxes	—	—	—	15,370	15,370

Balance, December 31, 2010	$2,000	$169,742	$430,663	$25,284	$627,689

See Notes to Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Cash Flows

Years Ended December 31, 2010, 2009 and 2008 (in thousands)

	2010	2009	2008
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:

Net income	$97,945	$55,021	$21,705
Adjustments to reconcile net income to net cash from (used in) operating activities:
Policy charges and fee income	(13,471)	(15,597)	(20,623)
Interest credited to policyholders’ account balances	37,125	38,735	30,685
Realized investment losses/(gains), net	(57,015)	(13,514)	26,955
Amortization and other non-cash items	(3,906)	(271)	(1,115)
Change in:
Future policy benefits and other policyholders’ liabilities	90,575	71,430	85,986
Reinsurance recoverable	(97,731)	(65,542)	(66,008)
Accrued investment income	468	(1,809)	(842)
Receivables from parent and affiliates	(6,108)	15,115	(4,125)
Payable to parent and affiliates	1,643	(5,628)	1,518
Deferred policy acquisition costs	(72,689)	(34,550)	(11,286)
Income taxes payable	14,700	6,631	(1,323)
Deferred sales inducements	(21,594)	(8,689)	(6,959)
Other, net	15,508	(8,965)	(7,400)

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	(14,550)	32,367	47,168

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities available for sale	211,850	254,335	248,848
Policy loans	17,827	20,554	18,682
Commercial mortgage loans	28,189	10,212	2,571
Equity securities	2,000	—	—
Payments for the purchase of:
Fixed maturities available for sale	(190,281)	(412,550)	(234,739)
Policy loans	(15,966)	(13,030)	(14,948)
Commercial mortgage loans	(41,700)	(31,684)	(44,424)
Equity securities	(158)	—	—
Notes receivable from parent and affiliates, net	13,926	2,907	(3,417)
Other long term investments, net	(6,698)	850	(1,870)
Short term investments, net	20,569	(19,825)	4,227

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	39,558	(188,231)	(25,070)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:

Policyholders’ account deposits	171,435	335,906	209,422
Policyholders’ account withdrawals	(151,600)	(213,085)	(133,752)
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(29,304)	(5,954)	(2,054)
Contribution from parent	10	—	—

Net change in financing arrangements (maturities 90 days or less)	39,811	1,787	(59,088)

CASH FLOWS FROM FINANCING ACTIVITIES	30,352	118,654	14,528

Net increase (decrease) in cash and cash equivalents	55,360	(37,210)	36,626
Cash and cash equivalents, beginning of year	32,601	69,811	33,185

CASH AND CASH EQUIVALENTS, END OF YEAR	$87,961	$32,601	$69,811

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$28,842	$14,375	$5,441

Interest paid	$4	$7	$556

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

Beginning in March 2010, Prudential Annuities Life Assurance Corporation (“PALAC”), an affiliate of the Company, ceased offering its existing variable annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product in Pruco Life Insurance Company of New Jersey. In general, the new product line offers the same optional living benefits and optional death benefits as offered by PALAC’s existing variable annuities. However, subject to applicable contractual provisions and administrative rules, PALAC will continue to accept subsequent purchase payments on in force contracts under existing annuity products. These initiatives were implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. In addition, by limiting its variable annuity offerings to a single product line sold through one insurer the Prudential Annuities business unit of Prudential Financial expects to convey a more focused, cohesive image in the marketplace.

Basis of Presentation

The Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The Company has extensive transactions and relationships with Prudential Insurance and other affiliates, (as more fully described in Note 13 to the Financial Statements).. Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments in Debt and Equity Securities

The Company’s investments in debt and equity securities include fixed maturities; equity securities; and short-term investments. The accounting policies related to each are as follows:

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

Commercial mortgage loans consist of commercial mortgage loans and agricultural loans. Commercial mortgage loans are broken down by class which is based on property type (industrial properties, retail, office, multi-family/apartment, hospitality, and other).

Commercial mortgage loans originated and held for investment are generally carried at unpaid principal balance, net of an allowance for losses.

Interest income, as well as prepayment fees and the amortization of the related premiums or discounts, related to commercial mortgage and other loans, are included in “Net investment income.”

Impaired loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. The Company defines “past due” as principal or interest not collected at least 30 days past the scheduled contractual due date. Interest received on impaired loans, including loans that were previously modified in a troubled debt restructuring, is either applied against the principal or reported as net investment income based on the Company’s assessment as to the collectability of the principal. See Note 3 for additional information about the Company’s past due loans.

The Company discontinues accruing interest on impaired loans after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability. When a loan is deemed to be impaired, any accrued but uncollectible interest on the impaired loan and other loans backed by the same collateral, if any, is charged to interest income in the period the loan is deemed to be impaired. Generally, a loan is restored to accrual status only after all delinquent interest and principal are brought current and, in the case of loans where the payment of interest has been interrupted for a substantial period, a regular payment performance has been established.

The Company reviews the performance and credit quality of the commercial mortgage loan and agricultural loan portfolios on an on-going basis. Loans are placed on watch list status based on a predefined set of criteria and are assigned one of three categories. Loans are placed on “early warning” status in cases where, based on the Company’s analysis of the loan’s collateral, the financial situation of the borrower or tenants or other market factors, it is believed a loss of principal or interest could occur. Loans are classified as “closely monitored” when it is determined that there is a collateral deficiency or other credit events that may lead to a potential loss of principal or interest. Loans “not in good standing” are those loans where the Company has concluded that there is a high probability of loss of principal, such as when the loan is delinquent or in the process of foreclosure. As described below, in determining our allowance for losses, the Company evaluates each loan on the watch list to determine if it is probable that amounts due according to the contractual terms of the loan agreement will not be collected.

Loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage loans. The loan-to-value ratio compares the amount of the loan to the fair value of the underlying property collateralizing the loan, and is commonly expressed as a percentage. Loan-to-value ratios greater than 100% indicate that the loan amount exceeds the collateral value. A smaller loan-to-value ratio indicates a greater excess of collateral value over the loan amount. The debt service coverage ratio compares a property’s net operating income to its debt service payments. Debt service coverage ratios less than 1.0 times indicate that property operations do not generate enough income to cover the loan’s current debt payments. A larger debt service coverage ratio indicates a greater excess of net operating income over the debt service payments. The values utilized in calculating these ratios are developed as part of the Company’s periodic review of the commercial mortgage loan and agricultural loan portfolio, which includes an internal appraisal of the underlying collateral value. The Company’s periodic review also includes a quality re-rating process, whereby the internal quality rating originally assigned at underwriting is updated based on current loan, property and market information using a proprietary quality rating system. The loan-to-value ratio is the most significant of several inputs used to establish the internal credit rating of a loan which in turn drives the allowance for losses. Other key factors considered in determining the internal credit rating include debt service coverage ratios, amortization, loan term, estimated market value growth rate and volatility for the property type and region. See Note 3 for additional information related to the loan-to-value ratios and debt service coverage ratios related to the Company’s commercial mortgage and agricultural loan portfolios.

Loans are reported at carrying value, and the allowance for losses includes a loan specific reserve for each impaired loan that has a specifically identified loss and a portfolio reserve for probable incurred but not specifically identified losses. For impaired commercial mortgage loans and agricultural loans the allowances for losses are determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or based upon the fair value of the collateral if the loan is collateral dependent. The portfolio reserves for probable incurred but not specifically identified losses in the commercial mortgage and agricultural loan portfolio segments considers the current credit composition of the portfolio based on an internal quality rating, (as described above). The portfolio reserves are determined using past loan experience, including

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

historical credit migration, default probability and loss severity factors by property type. Historical credit migration, default and loss severity factors are updated each quarter based on the Company’s actual loan experience, and are considered together with other relevant qualitative factors in making the final portfolio reserve calculations.

The allowance for losses on commercial mortgage loans and agricultural loans can increase or decrease from period to period based on the factors noted above. “Realized investment gains (losses), net” includes changes in the allowance for losses and changes in value for loans accounted for under the fair value option. “Realized investment gains (losses), net” also includes gains and losses on sales, certain restructurings, and foreclosures.

When a commercial mortgage or other loan is deemed to be uncollectible, any specific valuation allowance associated with the loan is reversed and a direct write down to the carrying amount of the loan is made. The carrying amount of the loan is not adjusted for subsequent recoveries in value.

Policy loans are carried at unpaid principal balances. Interest income on policy loans is recognized in “Net investment income” at the contract interest rate when earned.

Securities repurchase and resale agreements and securities loaned transactions are used to earn spread income, to borrow funds, or to facilitate trading activity. Securities repurchase and resale agreements are generally short term in nature, and therefore, the carrying amounts of these instruments approximate fair value. As part of securities repurchase agreements or securities loan transactions the Company transfers U.S. government and government agency securities and receives cash as collateral. As part of securities resale agreements, the Company transfers cash as collateral and receives U.S. government securities. For securities repurchase agreements and securities loaned transactions used to earn spread income, the cash received is typically invested in cash equivalents, short term investments or fixed maturities.

Securities repurchase and resale agreements that satisfy certain criteria are treated as collateralized financing arrangements. These agreements are carried at the amounts at which the securities will be subsequently resold or reacquired, as specified in the respective agreements. For securities purchased under agreements to resell, the Company’s policy is to take possession or control of the securities and to value the securities daily. Securities to be resold are the same, or substantially the same, as the securities received. For securities sold under agreements to repurchase, the market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. Securities to be repurchased are the same, or substantially the same as those sold. Income and expenses related to these transactions executed within the insurance subsidiary used to earn spread income are reported as “Net investment income,” however, for transactions used to borrow funds, the associated borrowing cost is reported as interest expense (included in “General, administrative and other expenses”).

Securities loaned transactions are treated as financing arrangements and are recorded at the amount of cash received. The Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company’s securities loaned transactions are with large brokerage firms. Income and expenses associated with securities loaned transactions used to earn spread income are generally reported as “Net investment income;” however, for securities loaned transactions used for funding purposes the associated rebate is reported as interest expense (included in “General, administrative and other expenses”).

Other long term investments consist of derivatives, the Company’s investments in joint ventures and limited partnerships in which the Company does not exercise control, as well as investments in the Company’s own separate accounts, which are carried at fair value, and investment real estate. Joint venture and partnership interests are generally accounted for using the equity method of accounting, except in instances in which the Company’s interest is so minor that it exercises virtually no influence over operating and financial policies. In such instances, the Company applies the cost method of accounting. The Company’s share of net income from investments in joint ventures and partnerships is generally included in “Net investment income.”

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

Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, recoveries of principal on previously impaired securities, provisions for losses on commercial mortgage and fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment.

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

Policy acquisition costs are deferred and amortized over the expected life of the contracts (approximately 25 – 99 years) in proportion to gross profits arising principally from investment results, mortality and expense margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. The Company uses a reversion to the mean approach to derive the future rate of return assumptions. However, if the projected future rate of return calculated using this approach is greater than the maximum future rate of return assumption, the maximum future rate of return is utilized. In addition to the gross profit components previously mentioned, we also include the impact of the embedded derivatives associated with certain optional living benefit features of the Company’s variable annuity contracts and related hedging activities in actual gross profits used as the basis for calculating current period amortization, regardless of which affiliated legal entity this activity occurs. In calculating gross profits, profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities are also included. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements. See Note 13 in the Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the economics of the products. The effect of changes to estimated gross profits on unamortized deferred acquisition costs is reflected in “Amortization of deferred policy acquisition costs” in the period such estimated gross profits are revised.

For some products, policyholders can elect to modify product benefits, features, rights or coverages by exchanging a contract for a new contract or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. These transactions are known as internal replacements. If policyholders surrender traditional life insurance policies in exchange for life insurance policies that do not have fixed and guaranteed terms, the Company immediately charges to expense the remaining unamortized DAC on the surrendered policies. For other internal replacement transactions, except those that involve the addition of a non-integrated contract feature that does not change the existing base contract, the unamortized DAC is immediately charged to expense if the terms of the new policies are not substantially similar to those of the former policies. If the new terms are substantially similar to those of the earlier policies, the DAC is retained with respect to the new policies and amortized over the expected life of the new policies.

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

Deferred sales inducements

The Company provides sales inducements to contractholders, which primarily reflect an up-front bonus added to the contractholder’s initial deposit for certain annuity contracts. These costs are deferred and recognized in “Deferred sales inducements”. They are amortized using the same methodology and assumptions used to amortize DAC. Sales inducements balances are subject to recoverability testing at the end of each reporting period to ensure that the capitalized amounts do not exceed the present value of anticipated gross profits. The Company records amortization of deferred sales inducements in “Interest credited to policyholders’ account balances.”

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other Assets and Other Liabilities

Other assets consist primarily of premiums due, certain restricted assets, and receivables resulting from sales of securities that had not yet settled at the balance sheet date. Other liabilities consist primarily of accrued expenses, technical overdrafts, derivatives, and payables resulting from purchases of securities that had not yet been settled at the balance sheet date.

Future Policy Benefits

The Company’s liability for future policy benefits is primarily comprised of the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality or morbidity, less the present value of future net premiums. For life insurance and annuity products, expected mortality and morbidity is generally based on the Company’s historical experience or standard industry tables including a provision for the risk of adverse deviation on our term life products. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and morbidity and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity products with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves, if required, are determined based on assumptions at the time the premium deficiency reserve is established and do not include a provision for the risk of adverse deviation. The Company’s liability for future policy benefits also includes net liabilities for guarantee benefits related to certain nontraditional long-duration life and annuity contracts, which are discussed more fully in Note 7, and certain unearned revenues.

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is generally equal to the accumulated account deposits, plus interest credited, less policyholders’ withdrawals and other charges assessed against the account balance. These policyholders’ account balances also include a provision for benefits under non-life contingent payout annuities and certain unearned revenues.

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

Certain individual annuity contracts provide the holder a guarantee that the benefit received upon death or annuitization will be no less than a minimum prescribed amount. These benefits are accounted for as insurance contracts and are discussed in further detail in Note 7. The Company also provides contracts with certain living benefits which are accounted for as embedded derivatives. These contracts are discussed in further detail in Note 7.

Amounts received as payment for interest-sensitive contracts, are reported as deposits to “Policyholders’ account balances.” Revenues from these contracts are reflected in “Policy charges and fee income” consisting primarily of fees assessed during the period against the policyholders’ account balances for mortality charges, policy administration charges and surrender charges. In addition to fees, the Company earns investment income from the investment of policyholders’ deposits in the Company’s general account portfolio. Fees assessed that represent compensation to the Company for services to be provided in future periods and certain other fees are deferred and amortized into revenue over the life of the related contracts in proportion to estimated gross profits. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited to policyholders’ account balances and amortization of DAC. Premiums, benefits and expenses are stated net of reinsurance ceded to other companies. Estimated reinsurance recoverables and the cost of reinsurance are recognized over the life of the reinsured policies using assumptions consistent with those used to account for the underlying policies.

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

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, financial indices, or the values of securities. Derivative financial instruments generally used by the Company include swaps, futures, forwards and options which are contracted in the over-the-counter market with an affiliate. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models. Values can be affected by changes in interest rates, financial indices, values of securities, credit spreads, market volatility, expected returns and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and non performance risk, used in valuation models.

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

Derivatives are recorded either as assets, within “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives, which are recorded with the associated host contract. The Company nets the fair value of all derivative financial instruments with its affiliated counterparty for which a master netting arrangement has been executed. As discussed below and in Note 11, all realized and unrealized changes in fair value of derivatives, with the exception of the effective portion of cash flow hedges are recorded in current earnings. Cash flows from these derivatives are reported in the operating and investing activities sections in the Statements of Cash Flows.

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

The Company formally documents at inception all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives designated as cash flow hedges to specific assets and liabilities on the balance sheet or to forecasted transactions.

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

If it is determined that a derivative no longer qualifies as an effective cash flow hedge, or management removes the hedge designation, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in “Realized investment gains (losses), net.” The asset or liability under a fair value hedge will no longer be adjusted for changes in fair value and the existing basis adjustment is amortized to the income statement line associated with the asset or liability. The component of “Accumulated other comprehensive income (loss)” related to discontinued cash flow hedges is amortized to the income statement line associated with the hedged cash flows consistent with the earnings impact of the original hedged cash flows.

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

Adoption of New Accounting Pronouncements

In July 2010, the FASB issued updated guidance that requires enhanced disclosures related to the allowance for credit losses and the credit quality of a company’s financing receivable portfolio. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The Company adopted this guidance effective December 31, 2010. The required disclosures are included above and in Note 3. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning after December 15, 2010. The Company will provide these required disclosures in the interim reporting period ended March 31, 2011. In January 2011, the FASB deferred the disclosures required by this guidance related to troubled debt restructurings. The disclosures will be effective, and the Company will provide these disclosures, concurrent with the effective date of proposed guidance for determining what constitutes a troubled debt restructuring.

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

In January 2010, the FASB issued updated guidance that requires new fair value disclosures about significant transfers between Level 1 and 2 measurement categories and separate presentation of purchases, sales, issuances, and settlements within the roll forward of Level 3 activity. Also, this updated fair value guidance clarifies the disclosure requirements about level of disaggregation and valuation techniques and inputs. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the effective portions of this guidance on January 1, 2010. The required disclosures are provided in Note 10 and Note 11. The Company will provide the required disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity in the interim reporting period ending March 31, 2011.

In September 2009, the FASB issued updated guidance for the fair value measurement of investments in certain entities that calculate net asset value per share including certain alternative investments such as hedge funds, private equity funds, and venture capital funds. This guidance allows companies to determine the fair value of such investments using net asset value (“NAV”) as a practical expedient if the fair value of the investment is not readily determinable and the investee entity issues financial statements in accordance with measurement principles for investment companies. Use of this practical expedient is prohibited if it is probable the investment will be sold at something other than NAV. This guidance also requires new disclosures for each major category of alternative investments. It was effective for the first annual or interim reporting period ending after December 15, 2009. The Company’s adoption of this guidance effective December 31, 2009 did not have a material effect on the Company’s financial position, results of operations and financial statement disclosures.

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

In April 2009, the FASB revised the authoritative guidance for the recognition and presentation of other-than-temporary impairments. This new guidance amends the other-than-temporary impairment guidance for debt securities and expands the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance also requires that the required annual disclosures for debt and equity securities be made for interim reporting periods. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company early adopted this guidance effective January 1, 2009, which resulted in a net after-tax increase to retained earnings and decrease to accumulated other comprehensive income (loss) of $19.6 million. The disclosures required by this new guidance are provided in Note 3. See “Investments and Investment-Related Liabilities” above for more information.

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

In February 2008, the FASB revised the authoritative guidance for the accounting for transfers of financial assets and repurchase financing transactions. The new guidance provides recognition and derecognition guidance for a repurchase financing transaction, which is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties that is entered into contemporaneously with or in contemplation of, the initial transfer. The guidance is effective for fiscal years beginning after November 15, 2008. The Company’s adoption of this guidance on a prospective basis effective January 1, 2009 did not have a material effect on the Company’s financial position or results of operations.

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

Future Adoption of New Accounting Pronouncements

In October 2010, the FASB issued guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Under the new guidance acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition that are incurred in transactions with independent third parties or employees as well as the portion of employee compensation costs related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. Additionally, an entity may capitalize as a deferred acquisition cost only those advertising costs meeting the capitalization criteria for direct-response advertising. This change is effective for fiscal years beginning after December 15, 2011 and interim periods within those years. Early adoption as of the beginning of a fiscal year is permitted. The guidance is to be applied prospectively upon the date of adoption, with retrospective application permitted, but not required. The Company will adopt this guidance effective January 1, 2012. The Company is currently assessing the impact of the guidance on the Company’s financial position, results of operations, and financial statement disclosures.

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

Notes to Financial Statements

3. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$34,292	$2,199	$41	$36,450	$—
Obligations of U.S. states and their political subdivisions	—	—	—	—	—
Foreign government bonds	21,034	1.644	—	22,678	—
Corporate securities	707,754	47,472	2,945	752,281	(26)
Asset-backed securities(1)	57,808	1,671	5,446	54,033	(8,856)
Commercial mortgage-backed securities	97,467	5,721	87	103,101	—
Residential mortgage-backed securities (2)	89,300	6,746	48	95,998	(454)

Total fixed maturities, available for sale	$1,007,655	$65,453	$8,567	$1,064,541	$(9,336)

Equity securities, available for sale	$2,301	$178	$405	$2,074

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
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

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

3. INVESTMENTS (continued)

The amortized cost and fair value of fixed maturities by contractual maturities at December 31, 2010, are as follows:

	Available for Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$44,597	$45,431
Due after one year through five years	302,516	323,819
Due after five years through ten years	326,528	348,498
Due after ten years	89,439	93,660
Asset-backed securities	57,808	54,034
Commercial mortgage-backed securities	97,467	103,101
Residential mortgage-backed securities	89,300	95,998

Total	$1,007,655	$1,064,541

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

The following table depicts the sources of fixed maturity proceeds and related gross investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	2010	2009	2008
	(in thousands)
Fixed maturities, available for sale:

Proceeds from sales	$35,017	$59,587	$206,732
Proceeds from maturities/repayments	157,785	194,623	42,743
Gross investment gains from sales, prepayments and maturities	4,160	1,540	1,108
Gross investment losses from sales and maturities	(83)	(3,027)	(2,539)

Fixed maturity and equity security impairments:

Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(2,554)	$(6,070)	$(9,149)

Writedowns for other-than-temporary impairment losses on equity securities	$—	$(139)	$—

(1)

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

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

3. INVESTMENTS (continued)

Year Ended December 31, 2010
(in thousands)
Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

Balance, beginning of period, January 1, 2009	$—
Credit losses remaining in retained earnings related to adoption of new authoritative guidance on January 1, 2009	2,361
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(603)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	—
Credit loss impairment recognized in the current period on securities not previously impaired	2,557
Additional credit loss impairments recognized in the current period on securities previously impaired	2,563
Increases due to the passage of time on previously recorded credit losses	546
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	7
Balance, December 31, 2009	$7,431

Balance, beginning of period, January 1, 2010	$7,431

Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,059)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	(992)
Credit loss impairment recognized in the current period on securities not previously impaired	—
Additional credit loss impairments recognized in the current period on securities previously impaired	1,965
Increases due to the passage of time on previously recorded credit losses	530
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(1,112)

Balance, December 31, 2010	$6,763

(1)

Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Commercial Mortgage Loans

The Company’s commercial mortgage loans are comprised as follows at December 31:

	2010		2009
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage loans by property type:
Industrial buildings	$35,745	19.4%	$36,102	21.2%
Retail stores	36,046	19.6%	36,941	21.7%
Apartments/Multi-family	25,340	13.8%	15,886	9.3%
Office buildings	30,468	16.6%	19,179	11.3%
Hospitality	10,273	5.6%	10,399	6.1%
Other	33,834	18.4%	34,902	20.4%

Total collateralized loans	$171,706	93.4%	$153,409	90.0%

Agricultural property loans	12,140	6.6%	16,905	10.0%

Total commercial mortgage and agricultural loans	$183,846	100.0%	$170,314	100.0%

Valuation allowance	(1,409)		(2,379)

Total net commercial mortgage loans	$182,437		$167,935

The commercial loans are geographically dispersed throughout the United States with the largest concentrations in New Jersey (12%) and Florida (11%) at December 31, 2010.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

3. INVESTMENTS (continued)

Activity in the allowance for losses for all commercial loans, for the years ended December 31, is as follows:

	2010	2009	2008
	(in thousands)
Allowance for losses, beginning of year	$2,379	$1,444	$560
Increase/(Decrease) to allowance for losses	(970)	935	884

Allowance for losses, end of year	$1,409	$2,379	$1,444

The following table sets forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of December 31, 2010:

	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for Credit Losses:
Ending Balance: individually evaluated for impairment	$424	$—	$424
Ending Balance: collectively evaluated for impairment	964	21	985

Total Ending Balance	$1,388	$21	$1,409

Recorded Investment:
Ending balance gross of reserves:
individually evaluated for impairment	$3,847	$—	$3,847
Ending balance gross of reserves:
collectively evaluated for impairment	167,859	12,140	179,999

Total Ending balance, gross of reserves	$171,706	$12,140	$183,846

Impaired loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected.

At December 31, 2010 impaired commercial mortgage loans identified in management’s specific review of probable loan losses consisted of Hospitality commercial mortgage loans with a recorded investment of $3.8 million, an unpaid principal balance of $3.8 million and the related allowance for losses was $0.4 million. Recorded investment reflects the balance sheet carrying value gross of related allowance.

Non-performing commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The average recorded investment in non-performing loans before allowance for losses was $3.9 million and $2.2 million for the years ended December 31, 2010 and December 31, 2009, repsectively. Net investment income recognized on these loans totaled less than $0.3 million for the years ended December 31, 2010 and December 31, 2009, respectively. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

3. INVESTMENTS (continued)

The following tables set forth the credit quality indicators as of December 31, 2010:

Commercial mortgage loans
	Debt Service Coverage Ratio
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in thousands)
Loan-to-Value Ratio
0%-49.99%	$21,321	$13,638	$12,741	$—	$4,346	$—	$52,046
50%-59.99%	—	11,267	—	—	3,647	—	14,914
60%-69.99%	5,000	14,954	—	1,784	9,758	—	31,496
70%-79.99%	5,000	9,463	—	29,377	9,105	2,365	55,310
80%-89.99%	—	—	—	12,409	—	—	12,409
90%-100%	—	—	—	—	—	1,684	1,684
Greater than 100%	—	—	—	3,847	—	—	3,847

Total Commercial Mortgage Loans	$31,321	$49,322	$12,741	$47,417	$26,856	$4,049	$171,706

Agricultural loans
	Debt Service Coverage Ratio
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in thousands)
Loan-to-Value Ratio
0%-49.99%	$3,016	$960	$4,009	$2,462	$—	$—	$10,447
50%-59.99%	—	—	—	—	—	—	—
60%-69.99%	1,693	—	—	—	—	—	1,693
70%-79.99%	—	—	—	—	—	—	—
80%-89.99%	—	—	—	—	—	—	—
90%-100%	—	—	—	—	—	—	—
Greater than 100%	—	—	—	—	—	—	—

Total Agricultural Loans	$4,709	$960	$4,009	$2,462	$—	$—	$12,140

Commercial mortgage and Agricultural loans
	Debt Service Coverage Ratio
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in thousands)
Loan-to-Value Ratio
0%-49.99%	$24,337	$14,598	$16,750	$2,462	$4,346	$—	$62,493
50%-59.99%	—	11,267	—	—	3,647	—	14,914
60%-69.99%	6,693	14,954	—	1,784	9,758	—	33,189
70%-79.99%	5,000	9,463	—	29,377	9,105	2,365	55,310
80%-89.99%	—	—	—	12,409	—	—	12,409
90%-100%	—	—	—	—	—	1,684	1,684
Greater than 100%	—	—	—	3,847	—	—	3,847

Total Commercial Mortgage and Agricultural Loans	$36,030	$50,282	$16,750	$49,879	$26,856	$4,049	$183,846

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

3. INVESTMENTS (continued)

All commercial mortgage and agricultural property loans are current as of December 31, 2010. The Company defines current in its aging of past due commercial mortgage and agricultural loans as less than 30 days past due.

Commercial mortgage and other loans on nonaccrual status as of December 31, 2010 include Hospitality commercial mortgage loans with a gross carrying value of $3.8 million. See Note 2 for further discussion regarding loans on nonaccrual status.

Other Long term Investments

“Other long-term investments” are comprised as follows at December 31:

	2010	2009
	(in thousands)
Company’s investment in Separate accounts	$1,893	$2,213
Joint ventures and limited partnerships	15,020	6,096
Derivatives (1)	—	—

Total other long- term investments	$16,913	$8,309

(1)	Derivative balances of ($0.9) million and ($3.5) million at December 31, 2010 and 2009, respectively, were reclassed to Other Liabilities.

Net Investment Income

Net investment income for the years ended December 31, was from the following sources:

	2010	2009	2008
	(in thousands)
Fixed maturities, available for sale	$57,502	$53,615	$52,035
Equity securities, available for sale	148	218	263
Commercial mortgage loans	11,264	9,822	8,216
Policy loans	9,363	9,177	9,187
Short-term investments and cash equivalents	129	434	1,455
Other long-term investments	1,691	(666)	(2)

Gross investment income	80,097	72,600	71,154
Less investment expenses	(3,053)	(2,656)	(3,153)

Net investment income	$77,044	$69,944	$68,001

Carrying value for non-income producing assets included in fixed maturities totaled $0 million and $2 million as of December 31, 2010 and December 31, 2009, respectively. Non-income producing assets represent investments that have not produced income for the twelve months preceding December 31, 2010.

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the years ended December 31, were from the following sources:

	2010	2009	2008
	(in thousands)
Fixed maturities	$1,523	$(7,557)	$(10,575)
Equity securities	139	(138)	—
Commercial mortgage loans	970	(935)	(884)
Short-term investments and cash equivalents	5	—	—
Joint ventures and limited partnerships	—	(124)	—
Derivatives	54,378	22,268	(15,496)

Realized investment gains/(losses), net	$57,015	$13,514	$(26,955)

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

3. INVESTMENTS (continued)

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains and losses on securities classified as “available for sale” and certain other long-term investments and other assets are included in the Statements of Financial Position as a component of “Accumulated other comprehensive income (loss),” or “AOCI.” Changes in these amounts include reclassification adjustments to exclude from “Other comprehensive income (loss)” those items that are included as part of “Net income” for a period that had been part of “Other comprehensive income (loss)” in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains and losses, are as follows:3

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) On Investments	Deferred Policy Acquisition Costs and Other Costs	Policy Holders Account Balance	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2008	$—	$—	$—	$—	$—
Cumulative impact of the adoption of new authoritative guidance on January 1, 2009	(4,049)	290	—	1,316	(2,443)
Net investment gains (losses) on investments arising during the period	4,471	—	—	(1,565)	2,906
Reclassification adjustment for OTTI losses included in net income	5,080	—	—	(1,778)	3,302
Reclassification adjustment for OTTI losses excluded from net income (1)	(11,483)	—	—	4,019	(7,464)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	—	3,363	—	(1,177)	2,186
Impact of net unrealized investment (gains) losses on Policyholder account balance	—	—	(1,383)	484	(899)

Balance, December 31, 2009	$(5,981)	$3,653	$(1,383)	$1,299	$(2,412)

Net investment gains (losses) on investments arising during the period	(821)	—	—	287	(534)
Reclassification adjustment for OTTI losses included in net income	2,504	—	—	(877)	1,627
Reclassification adjustment for OTTI losses excluded from net income (1)	(11)	—	—	4	(7)
Impact of net unrealized investment (gains) losses on deferred policy acquisition and other costs	—	(1,382)	—	484	(898)
Impact of net unrealized investment (gains) losses on policyholders’ account balances	—	—	597	(209)	388

Balance, December 31, 2010	$(4,309)	$2,271	$(786)	$988	$(1,836)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

3. INVESTMENTS (continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) On Investments (1)	Deferred Policy Acquisition Costs and Other Costs	Policy Holders Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2007	$5,827	$(1,183)	$85	$(1,655)	$3,074
Net investment (losses) on investments arising during the period	(87,322)	—	—	30,563	(56,759)
Reclassification adjustment for (losses) included in net income	10,575	—	—	(3,702)	6,873
Impact of net unrealized investment gains on deferred policy acquisition and other costs	—	42,376	—	(14,832)	27,544
Impact of net unrealized investment gains on policyholders’ account balances	—	—	(17,542)	6,140	(11,402)

Balance, December 31, 2008	$(70,920)	$41,193	$(17,457)	$16,514	$(30,670)
Cumulative impact of the adoption of new authoritative guidance on January 1, 2009	(2,016)	33	—	694	(1,289)
Net investment gains (losses) on investments arising during the period	91,116	—	—	(31,891)	59,225
Reclassification adjustment for gains (losses) included in net income	2,616	—	—	(916)	1,700
Reclassification adjustment for OTTI losses excluded from net income (2)	11,483	—	—	(4,019)	7,464
Impact of net unrealized investment (gains) losses on deferred policy acquisition and other costs	—	(60,878)	—	21,307	(39,571)
Impact of net unrealized investment (gains) losses on policyholders’ account balances	—	—	23,727	(8,304)	15,423

Balance, December 31, 2009	$32,279	$(19,652)	$6,270	$(6,615)	$12,282
Net investment gains (losses) on investments arising during the period	24,868	—	—	(8,703)	16,165
Reclassification adjustment for (gains) losses included in net income	4,166	—	—	(1,458)	2,708
Reclassification adjustment for OTTI losses excluded from net income (2)	11	—	—	(4)	7
Impact of net unrealized investment gains ( losses) on deferred policy acquisition and other costs	—	(11,002)	—	3,851	(7,151)
Impact of net unrealized investment (gains) losses on policyholders’ account balances	—	—	4,716	(1,651)	3,065

Balance, December 31, 2010	$61,324	$(30,654)	$10,986	$(14,580)	$27,076

(1)	Include cash flow hedges. See Note 11 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

3. INVESTMENTS (continued)

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	December 31, 2010	December 31, 2009
	( in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(4,309)	$(5,981)
Fixed maturity securities, available for sale – all other	$61,195	$31,975
Equity securities, available for sale	(227)	(177)
Derivatives designated as cash flow hedges(1)	(1,100)	(675)
Other investments	1,456	1,156

Net unrealized gain/(losses) on investments	$57,015	$26,298

(1)	See Note 11 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of the dates indicated:

	December 31, 2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities available for sale

U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,078	$41	$—	$—	$2,078	$41
Obligations of U.S. states and their political subdivisions	—	—	—	—	—	—
Foreign government bonds	—	—	—	—	—	—
Corporate securities	73,679	2,524	6,545	421	80,224	2,945
Commercial mortgage-backed securities.	7,148	87	—	—	7,148	87
Asset-backed securities	10,608	169	16,442	5,277	27,050	5,446
Residential mortgage-backed securities	3,219	48	—	—	3,219	48

Total	$96,732	$2,869	$22,987	$5,698	$119,719	$8,567

	December 31, 2009
	Less than twelve months		Twelve months or more(1)		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities available for sale

U.S. Treasury securities and obligations of U.S. government authorities and agencies	$9,622	$268	$—	$—	$9,622	$268
Obligations of U.S. states and their political subdivisions	—	—	—	—	—	—
Foreign government bonds	6,719	272	—	—	6,719	272
Corporate securities	135,989	2,372	49,634	2,729	185,623	5,101
Commercial mortgage-backed securities.	27,213	337	9,031	388	36,244	725
Asset-backed securities	4,966	2,012	20,868	4,548	25,834	6,560
Residential mortgage-backed securities	5,786	413	—	—	5,786	413

Total	$190,295	$5,674	$79,533	$7,665	$269,828	$13,339

(1)

The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of new authoritative guidance related to other-than-temporary impairments of debt securities on January 1, 2009.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

3. INVESTMENTS (continued)

The gross unrealized losses at December 31, 2010 and 2009 are composed of $6 million and $7 million related to high or highest quality securities based on NAIC or equivalent rating and $3 million and $6 million related to other than high or highest quality securities based on NAIC or equivalent rating, respectively. At December 31, 2010, $5 million of the gross unrealized losses represented declines in value of greater than 20%, none of which had been in that position for less than six months, as compared to $6 million at December 31, 2009 that represented declines in value of greater than 20%, $0.5 million of which had been in that position for less than six months. At December 31, 2010, the $6 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities, and in the utilities and transportation sectors of the Company’s corporate securities. At December 31, 2009, the $8 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities, and in the manufacturing and utilities sectors of the Company’s corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at December 31, 2010 or 2009. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At December 31, 2010, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

Duration of Gross Unrealized Loss Positions for Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, as of the following dates:

	December 31 30, 2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Equity Securities, available for sale	$255	$245	$1,536	$160	$1,791	$405

	December 31, 2009
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Equity Securities, available for sale	$1,861	$—	$1,389	$306	$3,250	$306

At December 31, 2010, $245 thousand of the gross unrealized losses represented declines of greater than 20%, all of which have been in that position for less than six months. Perpetual preferred securities have characteristics of both debt and equity securities. Since an impairment model similar to fixed maturity securities is applied to these securities, an other-than-temporary impairment has not been recognized on certain perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of September 30, 2010 and December 31, 2009. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at December 31, 2010 or December 31, 2009.

Securities Pledged and Special Deposits

The Company pledges as collateral investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase and futures contracts. At December 31, the carrying value of investments pledged to third parties as reported in the Statements of Financial Position included the following:

	2010	2009
	( in thousands)
Fixed maturity securities, available for sale – all other	3,314	31,727

Total securities pledged	$3,314	$31,727

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

3. INVESTMENTS (continued)

As of December 31, 2010, the carrying amount of the associated liabilities supported by the pledged collateral was $3.4 million. Of this amount, $3.0 million was “Securities sold under agreements to repurchase” and $0.4 million was “Cash collateral for loaned securities. As of December 31, 2009, the carrying amount of the associated liabilities supported by the pledged collateral was $33 million. Of this amount, $12 million was “Securities sold under agreements to repurchase” and $21 million was “Cash collateral for loaned securities.”

Fixed maturities of $0.5 million at December 31, 2010 and 2009 were on deposit with governmental authorities or trustees as required by certain insurance laws.

4. DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in deferred policy acquisition costs for the year ended December 31, are as follows:

	2010	2009	2008
	(in thousands)
Balance, beginning of year	$305,617	$326,806	$273,144
Capitalization of commissions, sales and issue expenses	85,510	57,391	49,675
Amortization	(12,821)	(22,842)	(38,389)
Change in unrealized investment gains/(losses)	(12,336)	(55,738)	42,376

Balance, end of year	$365,970	$305,617	$326,806

Deferred acquisition costs include reductions in capitalization and amortization related to reinsurance expense allowances resulting from the coinsurance treaties with Prudential Arizona Reinsurance Captive Company, or “PARCC,” Prudential Arizona Reinsurance Term Company, or “PAR TERM” as discussed in Note 13 to the Consolidated Financial Statements.

Ceded capitalization was $29 million, $15 million and $20 million in 2010, 2009 and 2008, respectively. Ceded amortization relating to this treaty included amounted to $9 million, $8 million and $4 million in 2010, 2009 and 2008, respectively.

5. POLICYHOLDERS’ LIABILITIES

Future policy benefits at December 31 are as follows:

	2010	2009
	(in thousands)
Life insurance	$534,286	$451,254
Individual and group annuities	6,149	6,140
Policy claims and other liabilities	(37,081)	3,039

Total future policy benefits	$503,354	$460,433

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

Future policy benefits for individual and group annuities and supplementary contracts are generally equal to the aggregate of (1) the present value of expected future payments, and (2) any premium deficiency reserves. Assumptions as to mortality are based on the Company’s experience, and in certain instances, industry experience, when the basis of the reserve is established. The interest rates used in the determination of the present value range from 1.32% to 8.75%, with 5.6% of the reserves based on an interest rate in excess of 8%. Future policy benefits for other contract liabilities are generally equal to the present value of expected future payments based on the Company’s experience. The interest rates used in the determination of the present values range from 0.77% to 6.21%.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

5. POLICYHOLDERS’ LIABILITIES (continued)

Policyholders’ account balances at December 31 are as follows:

	2010	2009
	(in thousands)
Interest-sensitive life contracts	$723,533	$677,220
Individual annuities	210,671	247,076
Guaranteed interest accounts	38,713	37,418
Other	80,890	63,304

Total policyholders’ account balances	1,053,807	$1,025,018

Policyholders’ account balances represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable. Interest crediting rates for interest-sensitive contracts range from 3.00% to 4.90%. Interest crediting rates for individual annuities range from 1.00% to 4.93%. Interest crediting rates for guaranteed interest accounts range from 1.25% to 5.25%. Interest crediting rates range from 1.00% to 3.50% for other.

6. REINSURANCE

The Company participates in reinsurance with its affiliates Prudential Insurance, Prudential Arizona Reinsurance Captive Company, or “PARCC”, Pruco Life, Pruco Reinsurance, Ltd., or “Pruco Re”, and Prudential Arizona Reinsurance Term Company, or “PAR TERM”, in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability resulting from such inability of reinsurers to meet their obligation is considered to be remote.

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

Reinsurance amounts included in the Statement of Operations and Comprehensive Income for the years ended December 31 are below.

	2010	2009	2008
	(in thousands)
Gross premiums and policy charges and fee income	$283,990	$267,109	$256,765
Reinsurance ceded	(215,811)	(180,844)	(166,150)

Net premiums and policy charges and fee income	$68,179	$86,265	$90,615

Policyholders’ benefits ceded	$95,634	$81,364	$85,156

Realized capital gains (losses) ceded, net	$(407)	$(44,367)	$48,774

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

Reinsurance premiums ceded for interest-sensitive products is accounted for as a reduction of policy charges and fee income. Reinsurance ceded for term insurance products is accounted for as a reduction of premiums.

Reinsurance recoverables, included in the Company’s Statements of Financial Position, at December 31, 2010 and 2009 were $420 million and $323 million, respectively.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

6. REINSURANCE (continued)

The gross and net amounts of life insurance in force at December 31, were as follows:

	2010	2009	2008
	(in thousands)
Gross life insurance in force	$96,896,483	$95,400,464	$89,008,979
Reinsurance ceded	(86,500,898)	(86,036,509)	(80,943,597)

Net life insurance in force	$10,395,585	$9,363,955	$8,065,382

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

The Company also issues annuity contracts with market value adjusted investment options (“MVAs”), which provide for a return of principal plus a fixed rate of return if held to maturity, or, alternatively, a “market adjusted value” if surrendered prior to maturity or if funds are allocated to other investment options. The market value adjustment may result in a gain or loss to the Company, depending on crediting rates or an indexed rate at surrender, as applicable.

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

The assets supporting the variable portion of both traditional variable annuities and certain variable contracts with guarantees are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities.” Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits.” In 2010 and 2009 there were no gains or losses on transfers of assets from the general account to a separate account.

For guarantees of benefits that are payable at annuitization, the net amount at risk is generally defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance. The Company’s primary risk exposures for these contracts relates to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, timing of annuitization, contract lapses and contractholder mortality.

For guarantees of benefits that are payable at withdrawal, the net amount at risk is generally defined as the present value of the minimum guaranteed withdrawal payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance. For guarantees of accumulation balances, the net amount at risk is generally defined as the guaranteed minimum accumulation balance minus the current account balance. The Company’s primary risk exposures for these contracts relates to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility or contractholder behavior used in the original pricing of these products.

The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits.” As of December 31, 2010 and 2009, the Company had the following guarantees associated with these contracts, by product and guarantee type:

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

7. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits.” As of December 31, 2010 and 2009, the Company had the following guarantees associated with these contracts, by product and guarantee type:

	December 31, 2010		December 31, 2009
	In the Event of Death	At Annuitization / Accumulation (1)	In the Event of Death	At Annuitization / Accumulation (1)
	(in thousands)		(in thousands)
Variable Annuity Contracts

Return of Net Deposits
Account value	$1,973,903	N/A	$843,318	N/A
Net amount at risk	$8,252	N/A	$24,037	N/A

Average attained age of contractholders	60 years	N/A	61 years	N/A

Minimum return or contract value
Account value	$1,036,830	$2,392,669	$688,296	$930,306
Net amount at risk	$36,926	$65,120	$79,173	$58,517
Average attained age of contractholders	64 years	59 years	65 years	60 years
Average period remaining until earliest expected annuitization	N/A	1.58 years	N/A	2.58 years
(1) Includes income and withdrawal as described herein

	Unadjusted Value	Adjusted Value	Unadjusted Value	Adjusted Value
Market value adjusted annuities

Account value	$15,104	$15,827	$16,135	$17,049

	December 31, 2010	December 31, 2009
	In the Event of Death
	(in thousands)
Variable Life, Variable Universal Life and Universal Life Contracts

No Lapse Guarantees
Separate account value	$569,060	$508,351
General account value	$194,596	$171,525
Net amount at risk	$6,039,086	$6,080,255
Average attained age of contractholders	49 years	48 years

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2010	December 31, 2009
	(in thousands)
Equity funds	$1,677,692	$812,314
Bond funds	968,140	301,614
Money market funds	165,075	181,001

Total	$2,810,907	$1,294,929

In addition to the above mentioned amounts invested in separate account investment options, $199.8 million and $236.7 million of account balances of variable annuity contracts with guarantees (inclusive of contracts with MVA features) were invested in general account investment options in 2010 and 2009, respectively.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

7. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

Liabilities for Guaranteed Benefits

The table below summarizes the changes in general account liabilities for guarantees on variable contracts. The liabilities for guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders’ benefits.” Guaranteed minimum income and withdrawal benefits (“GMIWB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum accumulation benefits (“GMAB”) features are considered to be bifurcated embedded derivatives and are recorded at fair value. Changes in the fair value of these derivatives, including changes in the Company’s own risk of non-performance, along with any fees attributed or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” See Note 10 for additional information regarding the methodology used in determining the fair value of these embedded derivatives. The liabilities for GMAB, GMWB and GMIWB are included in “Future policy benefits.”

	GMDB		GMIB	GMIWB - GMAB	Total
	Variable Annuity	Variable Life, Variable Universal Life & Universal Life	Variable Annuity
	(in thousands)
Balance as of January 1, 2008	$846	$6,599	$416	$3,087	$10,948
Incurred guarantee benefits (1)	5,636	4,677	1,386	60,816	72,515
Paid guarantee benefits	(889)	—	—	—	(889)

Balance as of December 31, 2008	$5,593	$11,276	$1,802	$63,903	$82,574
Incurred guarantee benefits (1)	(1,821)	6,217	(489)	(66,315)	(62,408)
Paid guarantee benefits	(2,288)	(250)	—	—	(2,538)

Balance as of December 31, 2009	$1,484	$17,243	$1,313	$(2,412)	$17,628
Incurred guarantee benefits (1)	217	1,143	(77)	(38,904)	(37,621)
Paid guarantee benefits	(861)	—	—	—	(861)

Balance as of December 31, 2010	$840	$18,386	$1,236	(41,316)	(20,854)

(1)

Incurred guarantee benefits include the portion of assessments established as additions to reserves as well as changes in estimates affecting the reserves. Also includes changes in the fair value of features considered to be embedded derivatives.

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

The GMAB features provide the contractholder with a guaranteed return of initial account value or an enhanced value if applicable. The most significant of the Company’s GMAB features are the guaranteed return option (“GRO”) features, which includes an asset transfer feature that reduces the Company’s exposure to these guarantees. The GMAB liability is calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature.

The GMWB features provide the contractholder with a guaranteed remaining balance if the account value is reduced to zero through a combination of market declines and withdrawals. The guaranteed remaining balance is generally equal to the protected value under the contract, which is initially established as the greater of the account value or cumulative deposits when withdrawals commence, less cumulative withdrawals. The contractholder also has the option, after a specified time period, to reset the guaranteed remaining balance to the then-current account value, if greater. The GMWB liability is calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature.

The GMIWB features, taken collectively, provides a contractholder two optional methods to receive guaranteed minimum payments over time, a “withdrawal” option or an “income” option. The withdrawal option (which is available under only one of the Company’s GMIWBs) guarantees that a contract holder can withdraw an amount each year until the cumulative withdrawals reach a total guaranteed balance. The income option (which varies among the Company’s GMIWBs) in general guarantees the contract holder the ability to withdraw an amount each year for life (or for joint lives, in the case of any spousal version of the benefit) where such amount is equal to a percentage of a protected value under the benefit. The contractholder also has the potential to increase this annual amount, based on certain subsequent increases in account value that may occur. Certain GMIWB features include an asset transfer feature that reduces the Company’s exposure to these guarantees. The GMIWB liability is calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

7. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

As part of its risk management strategy, the Company limits its exposure to these risks through a combination of product design elements, such as an asset transfer feature, and affiliated reinsurance agreements. The asset transfer feature included in the design of certain optional living benefits transfers assets between the variable investments selected by the annuity contractholder and, depending on the benefit feature, a fixed rate account in the general account or a bond portfolio within the separate account. The transfers are based on the static mathematical formula, used with the particular optional benefit, which considers a number of factors, including the impact of investment performance of the contractholder total account value. In general, negative investment performance may result in transfers to a fixed-rate account in the general account or a bond portfolio within the separate account, and positive investment performance may result in transfers back to contractholder-selected investments. Other product design elements utilized for certain products to manage these risks include asset allocation restrictions and minimum purchase age requirements. For risk management purposes the Company segregates the variable annuity living benefit features into those that include the asset transfer feature including certain GMIWB riders and certain GMAB riders that feature the GRO policyholder benefits; and those that do not include the asset transfer feature, including certain legacy GMIWB, GMWB, GMAB and GMIB riders. Living benefit riders that include the asset transfer feature also include GMDB riders, and as such the GMDB risk in these riders also benefits from the asset transfer feature

Sales Inducements

These inducements include: (1) a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s initial deposit and (2) additional credits after a certain number of years a contract is held. Changes in deferred sales inducements, reported as “Interest credited to policyholders’ account balances”, are as follows:

The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize deferred policy acquisition costs. These deferred sales inducements are included in “Other Assets” in the Company’s Statements of Financial Position. The Company offers various types of sales inducements. These inducements include: (1) a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s initial deposit and (2) additional credits after a certain number of years a contract is held. Changes in deferred sales inducements, reported as “Interest credited to policyholders’ account balances,” are as follows:

	2010	2009	2008
	(in thousands)
Balance, beginning of year	$30,265	$28,015	$21,957
Capitalization	21,594	8,689	6,959
Amortization	(705)	(4,663)	(901)
Change in unrealized investment gains and (losses)	(48)	(1,776)	—

Balance, end of year	51,106	30,265	28,015

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

Statutory net income (loss) of the Company amounted to $52 million, $4 million, and $(22) million for the years ended December 31, 2010, 2009 and 2008, respectively. Statutory surplus of the Company amounted to $216 million and $160 million at December 31, 2010 and 2009, respectively.

The Company prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the New Jersey Department of Banking and Insurance. Prescribed statutory accounting practices include publications of the NAIC, state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

The Company is subject to New Jersey law, which limits the amount of dividends that insurance companies can pay to stockholders without approval of the New Jersey Department of Banking and Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is $49 million capacity to pay a dividend in 2011 without prior approval. The Company did not pay any dividends in 2010.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

9. INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, were as follows:

	2010	2009	2008
	(in thousands)
Current tax expense (benefit):
U.S.	$23,841	$20,362	$1,033

Total	23,841	20,362	1,033

Deferred tax expense (benefit):
U.S.	19,701	644	3,085

Total	19,701	644	3,085

Total income tax expense (benefit) on income from continuing operations	$43,542	$21,006	$4,118
Other comprehensive income (loss)	8,264	21,850	(18,213)
Cumulative effect of changes in accounting policy	—	2,010	—

Total income tax expense (benefit) on continuing operations	$51,806	$44,866	$14,095

The Company’s income (loss) from continuing operations before income taxes includes income (loss) from domestic operations of $141.5 million, $76.0 million and $25.8 million, and no income from foreign operations for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company’s actual income tax expense for the years ended December 31, differs from the expected amount computed by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes and cumulative effect of accounting change for the following reasons:

	2010	2009	2008
	(in thousands)
Expected federal income tax expense (benefit)	$49,520	$26,610	$9,038
Non-taxable investment income	(4,449)	(3,240)	(4,573)
Tax Credits	(362)	(195)	—
Expiration of statute of limitations and related interest	—	(2,695)	—
Other	(1,167)	526	(347)

Total income tax expense (benefit) on income from continuing operations	$43,542	$21,006	$4,118

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2010	2009
	(in thousands)
Deferred tax assets
Investments	$—	$5,219
Other	7,252	7,222

Deferred tax assets	$7,252	$12,441

Deferred tax liabilities
Insurance reserves	$14,489	$21,398
Deferred acquisition costs	85,442	67,816
Investments	1,159	—
Net Unrealized gains on securities	20,341	9,441

Deferred tax liabilities	$121,431	98,655

Net deferred tax asset (liability)	$(114,179)	$(86,214)

The application of U.S. GAAP requires the Company to evaluate the recoverability of deferred tax assets and establish a valuation allowance if necessary to reduce the deferred tax asset to an amount that is more likely than not expected to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance the Company considers many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) in which tax jurisdictions they were generated and the timing of their reversal; (4) taxable income in prior carryback years as well as projected taxable earnings exclusive of reversing temporary differences and carryforwards; (5) the length of time that carryovers can be utilized in the various taxing jurisdictions; (6) any unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

9. INCOME TAXES (continued)

strategies that the Company would employ to avoid a tax benefit from expiring unused. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized. The company had no valuation allowance as of December 31, 2010, 2009 and 2008.

Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of deferred tax asset that is realizable.

The Company’s unrecognized tax benefits for the periods indicated are as follows:

	Unrecognized tax benefits prior to 2002	Unrecognized tax benefits 2002 and forward	Total unrecognized tax benefits all years
	(in thousands)
Amounts as of December 31, 2007	$3,596	$1,470	$5,066
Increases in unrecognized tax benefits taken in prior period	—	47	47
(Decreases) in unrecognized tax benefits taken in prior period	—	—	—

Amounts as of December 31, 2008	$3,596	$1,517	$5,113
Increases in unrecognized tax benefits taken in prior period	—	—	—
(Decreases) in unrecognized tax benefits taken in prior period	—	(210)	(210)
Settlements with taxing authorities	—	—	—
(Decreases) in unrecognized tax benefits as a result of lapse of the applicable statute of limitations	(2,107)	—	(2,107)

Amounts as of December 31, 2009	$1,489	1,307	2,796
Increases in unrecognized tax benefits taken in prior period	—	—
(Decreases) in unrecognized tax benefits taken in prior period	—	(1,177)	(1,177)

Amounts as of December 31, 2010	$1,489	130	$1,619

Unrecognized tax benefits that, if recognized, would favorably impact the effective rate as of December 31, 2008	$3,596	$—	$3,596

Unrecognized tax benefits that, if recognized, would favorably impact the effective rate as of December 31, 2009	$1,489	$—	$1,489

Unrecognized tax benefits that, if recognized, would favorably impact the effective rate as of December 31, 2010	$1,489	$—	$1,489

The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). The amounts recognized in the financial statements for tax-related interest and penalties for the years ended December 31, are as follows:

	2010	2009	2008
	(in thousands)
Interest and penalties recognized in the statements of operations	$(1,100)	$400	$100
Interest and penalties recognized in liabilities in the statements of financial position	$—	$1,100	$700

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2002 tax year expired on April 30, 2009. The statute of limitations for the 2003 tax year expired on July 31, 2009. The statute of limitations for the 2004 through 2007 tax years will expire in February 2012, unless extended. Tax years 2008 and 2009 are still open for IRS examination. The Company does not anticipate any significant changes within the next 12 months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

9. INCOME TAXES (continued)

As discussed above, the completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. As such, 2009 benefited from a reduction to the liability for unrecognized tax benefits and related interest of $3 million, primarily related to tax years prior to 2002 as a result of the expiration of the statute of limitations for the 2002 and 2003 tax years.

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 14, 2011, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2008, 2009 or 2010 results.

In December 2006, the IRS completed all fieldwork with respect to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of an industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 tax years, the Company agreed to such adjustment. The report, with the adjustment to the DRD, was submitted to the Joint Committee on Taxation in October 2008. The Company was advised on January 2, 2009 that the Joint Committee completed its consideration of the report and took no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a $157 million refund was received in February 2009. The Company believed that its return position with respect to the calculation of the DRD was technically correct. Therefore, the Company filed protective refund claims on October 1, 2009 to recover the taxes associated with the agreed upon adjustment. The IRS recently issued an Industry Director Directive (“IDD”) stating that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. The Company is working with its IRS audit team to bring the DRD issue to a close in accordance with the IDD. These activities had no impact on the Company’s 2008, 2009 or 2010 results.

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

Level 3 - Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. To the extent the internally developed valuations use significant unobservable inputs, they are classified as Level 3. As of December 31, 2010 and 2009 these over-rides on a net basis were not material.

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

Beginning in the second quarter of 2010, the Company observed an increasingly active market, as evidence of orderly transactions in asset-backed securities collateralized by sub-prime mortgages became more apparent. Additionally, the valuation based on the pricing the Company received from independent pricing services was not materially different from its internal estimates of current market value for these securities. As a result, where third party pricing information based on observable inputs was used to fair value the security, and based on the assessment that the market has been becoming increasingly active, the Company reported fair values for these asset-backed securities collateralized by sub-prime mortgages in Level 2 since June 30, 2010. As of December 31, 2010, the fair value of these securities included in Level 2 was $14.2 million included in Fixed Maturities Available for Sale – Asset-Backed Securities.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

10. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Assets and Liabilities by Hierarchy Level - The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$36,450	$—	$36,450
Foreign government bonds	—	22,678	—	22,678
Corporate securities	—	748,645	3,636	752,281
Asset-backed securities	—	37,414	16,619	54,033
Commercial mortgage-backed securities	—	103,101	—	103,101
Residential mortgage-backed securities	—	95,998	—	95,998

Sub-total	—	1,044,286	20,254	1,064,541
Equity securities, available for sale	283	1,536	255	2,074
Short-term investments	359	7,050	—	7,409
Cash equivalents	5,000	23,383	—	28,383
Other long-term investments	—	—	—	—
Other assets	—	2,792	16,996	19,788

Sub-total excluding separate account assets	642	1,079,047	37,505	1,122,125
Separate account assets (1)	132,005	4,900,653	5,393	5,038,051

Total assets	$132,647	$5,979,700	$42,898	$6,160,176

Other liabilities	—	898	—	898
Future policy benefits	—	—	(41,316)	(41,316)

Total liabilities	$—	$898	$(41,316)	$(40,418)

	As of December 31, 2009 (2)
	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$70,519	$—	$70,519
Foreign government bonds	—	23,148	—	23,148
Corporate securities	—	687,694	2,398	690,092
Asset-backed securities	—	31,586	25,259	56,845
Commercial mortgage-backed securities	—	93,466	—	93,466
Residential mortgage-backed securities	—	120,310	—	120,310

Sub-total	—	1,026,723	27,657	1,054,380
Equity securities, available for sale	—	3,250	576	3,826
Short-term investments	17	27,959	—	27,976
Cash equivalents	—	30,483	—	30,483
Other assets	—	3,019	16,039	19,058

Sub-total excluding separate account assets	17	1,091,434	44,272	1,135,723
Separate account assets (1)	48,582	3,208,204	5,104	3,261,890

Total assets	$48,599	$4,299,638	$49,376	$4,397,613

Future policy benefits	—	—	(2,412)	(2,412)
Other liabilities	—	3,442	67	3,509

Total liabilities	$—	$3,442	$(2,345)	$1,097

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

(2)	Includes reclassifications to conform to current period presentation.

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

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally developed valuation. As of December 31, 2010 and 2009 over-rides on a net basis were not material. Internally developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally developed valuations and non-binding broker quotes are generally included in Level 3 in our fair value hierarchy.

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

Equity Securities - Equity securities consist principally of investments in common and preferred stock of publicly traded companies, privately traded securities as well as common stock mutual fund shares. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. The fair values of preferred equity securities are based on prices obtained from independent pricing services and, in order to validate reasonability, are compared with directly observed recent market trades. Accordingly, these securities are generally classified within Level 2 in the fair value hierarchy.

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

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

10. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

All of the Company’s derivative positions are traded in the over-the-counter (OTC) derivative market and is classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers, third-party pricing vendors and/or recent trading activity. The fair values of most OTC derivatives, including interest rate and cross currency swaps, are determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, non-performance risk and volatility and are classified as Level 2.

To reflect the market’s perception of its own and the counterparty’s non-performance risk, the Company incorporates an additional spread over London Interbank Offered Rate (“LIBOR”) into the discount rate used in determining the fair value of OTC derivative assets and liabilities which are uncollateralized. Most OTC derivative contracts inputs have bid and ask prices that are actively quoted or can be readily obtained from external market data providers. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value and classify these derivative contracts as Level 2.

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

The Company is also required to incorporate the market perceived risk of its own non-performance in the valuation of the embedded derivatives associated with its optional living benefit features and no-lapse feature on certain universal life products. Since insurance liabilities are senior to debt, the Company believes that reflecting the financial strength ratings of the Company in the valuation of the liability appropriately takes into consideration the Company’s own risk of non-performance. To reflect the market’s perception of its non-performance risk the Company incorporates an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the financial strength of the Company, as indicated by the credit spreads associated with funding agreements issued by these affiliated companies. The Company adjusts these credit spreads to remove any liquidity risk premium. The additional spread over LIBOR incorporated into the discount rate as of December 31, 2010 generally ranged from 50 to 150 basis points for the portion of the interest rate curve most relevant to these liabilities.

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

Transfers between Levels 1 and 2 - During the year ended December 31, 2010, there were no material transfers between Level 1 and Level 2.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

10. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Changes in Level 3 assets and liabilities - The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2010, as well as the portion of gains or losses included in income for the year ended December 31, 2010 attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2010.

	Year Ended December 31, 2010
	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset- Backed Securities	Equity Securities, Available for Sale	Other Assets
		(in thousands)
Fair value, beginning of period	$2,398	$25,259	$576	$16,039
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	8	(139)	—	(443)
Asset management fees and other income	—	—	—	—
Included in other comprehensive income (loss)	514	(1,258)	(374)	263
Net investment income	34	164	—	—
Purchases, sales, issuances, and settlements	(149)	9,049	53	1,137
Foreign currency translation	—	—	—	—
Transfers into Level 3 (2)	957	—	—	—
Transfers out of Level 3 (2)	(127)	(16,456)	—	—

Fair value, end of period	$3,636	$16,619	$255	$16,996

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net:	$10	$(41)	$—	$(303)
Asset management fees and other income	$—	$—	$—	$—
Interest credited to policyholder account balances	$—	$—	$—	$—
Included in other comprehensive income (loss)	$514	$(1,258)	$(374)	$263

	Separate Account Assets (1)	Future Policy Benefits	Other Liabilities
	(in thousands)
Fair value, beginning of period	$5,104	$2,412	(67)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	47,655	67
Asset management fees and other income	—	—	—
Interest credited to policyholder account balances	289	—	—
Included in other comprehensive income	—	—	—
Net investment income	—	—	—
Purchases, sales, issuances, and settlements	—	(8,751)	—
Foreign Currency Translation	—	—	—
Transfers into Level 3 (2)	—	—	—
Transfers out of Level 3 (2)	—	—	—

Fair value, end of period	$5,393	$41,316	(67)

Unrealized gains(losses) for the period relating to those level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$8,290	70
Asset management fees and other income	$—	$—	—
Interest credited to policyholder account balances	$289	$—	—
Included in other comprehensive income	$—	$—	—

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

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

10. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Transfers - Transfers out of Level 3 for Fixed Maturities Available for Sale – Asset-Backed Securities totaled $15.3 million for the year ended December 31, 2010 resulting from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgages has been becoming increasingly active, as evidenced by orderly transactions. The pricing received from independent pricing services could be validated by the Company, as discussed in detail above. Other transfers out of Level 3 were typically due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of significant unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

Changes in Level 3 assets and liabilities - The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2009, as well as the portion of gains or losses included in income for the year ended December 31, 2009 attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2009.

	Year Ended December 31, 2009
	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset- Backed Securities	Equity Securities, Available for Sale	Other Assets
		(in thousands)
Fair value, beginning of period	$266	$5,732	$121	$58,880
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(506)	(1,634)	—	(44,396)
Asset management fees and other income	—	—	—	—
Included in other comprehensive income (loss)	449	9,708	455	590
Net investment income	(1)	121	—	—
Purchases, sales, issuances, and settlements	(169)	(1,780)	—	965
Foreign currency translation	—	—	—	—
Transfers into Level 3 (2)	2,413	13,858	—	—
Transfers out of Level 3 (2)	(54)	(746)	—	—

Fair value, end of period	$2,398	$25,259	$576	$16,039

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net:	$(506)	$(1,383)	$—	$(43,833)
Asset management fees and other income	$—	$—	$—	$—
Interest credited to policyholder account	$—	$—	$—	$—
Included in other comprehensive income (loss)	$447	$9,605	$455	$590

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

10. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	Year Ended December 31, 2009
	Separate Account Assets (1)	Future Policy Benefits	Other Liabilities
	(in thousands)
Fair value, beginning of period	$6,494	$(63,903)	(4,272)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	69,126	4,205
Interest credited to policyholder account	(1,335)	—	—
Included in other comprehensive income	—	—	—
Net investment income	—	—	—
Purchases, sales, issuances, and settlements	38	(2,811)	—
Transfers into Level 3 (2)	—	—	—
Transfers out of Level 3 (2)	(93)	—	—

Fair value, end of period	$5,104	$2,412	(67)

Unrealized gains(losses) for the period relating to those level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$68,705	4,208
Interest credited to policyholder account	$(1,335)	$—	—
Included in other comprehensive income	$—	$—	—

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

	Year Ended December 31, 2008
	Fixed Maturities, Available For Sale	Equity Securities, Available for Sale	Other Assets
	(in thousands)
Fair value, beginning of period	$23,659	$2,271	$3,079
Total gains or (losses) (realized/unrealized):	—	—	—
Included in earnings:	—	—	—
Realized investment gains (losses), net	(55)	—	48,957
Interest credited to policyholder account	—	—	—
Included in other comprehensive income (loss)	(3,365)	(422)	(338)
Net investment income	9	—	—
Purchases, sales, issuances, and settlements	2,143	—	758
Foreign currency translation	—	—	—
Transfers into (out of) Level 3 (2)	(16,393)	(1,728)	6,424

Fair value, end of period	$5,998	$121	$58,880

Unrealized gains (losses) for period relating to those Level 3 assets that were still held by the Company at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(32)	$—	$49,013
Interest credited to policyholder account	$—	$—	$—
Included in other comprehensive income (loss)	$(1,591)	$(327)	$(338)

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

10. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	Year Ended December 31, 2008
	Separate Account Assets (1)	Future Policy Benefits	Other Long-term Investments
	(in thousands)
Fair value, beginning of period	$7,716	$(3,087)	$(279)
Total gains or (losses) (realized/unrealized):	—	—	—
Included in earnings:	—	—	—
Realized investment gains (losses), net	—	(59,506)	(3,993)
Interest credited to policyholder account	(1,222)	—	—
Included in other comprehensive income	—	—	—
Net investment income	—	—	—
Purchases, sales, issuances, and settlements	—	(1,309)	—
Transfers into (out of) Level 3 (2)	—	—	—

Fair value, end of period	$6,494	$(63,903)	$(4,272)

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$(59,565)	$(3,992)
Interest credited to policyholder account	$(1,222)	$—	$—
Included in other comprehensive income	$—	$—	$—

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

	As of December 31, 2010
	Level 1	Level 2	Level 3		Netting (1)		Total
	(in thousands)
Derivative assets:
Interest Rate	$—	$1,738	$		$		$1,738
Currency		—					—
Credit		1,206		—			1,206
Currency/Interest Rate		—					—
Equity		—					—
Netting		—				(2,943)	(2,943)

Total derivative assets	$—	$2,943		$—		$(2,943)	$—

Derivative liabilities:
Interest Rate	$—	$1,006	$		$		$1,006
Currency		—					—
Credit		878		—			878
Currency/Interest Rate		1,957					1,957
Equity		—					—
Netting						(2,943)	(3,841)

Total derivative liabilities	$—	3,841		—		(2,943)	(898)

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

10. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Changes in Level 3 derivative assets and liabilities - The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the year ended December 31, 2010, as well as the portion of gains or losses included in income for the year ended December 31, 2010, attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2010.

Year ended December 31, 2010
Other Liabilities
Derivative Liability - Credit
(in thousands)
Fair Value, beginning of period	$(67)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	67
Asset management fees and other income
Purchases, sales, issuances and settlements
Transfers into Level 3
Transfers out of Level 3

Fair Value, end of period	$—

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	70
Asset management fees and other income	—

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

The following table discloses the Company’s financial instruments where the carrying amounts and fair values may differ:

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Commercial mortgage loans	$182,437	$192,102	$167,935	$167,883
Policy loans	175,514	211,513	169,835	191,499
Liabilities:
Policyholder account balances – Investment contracts	102,593	101,551	85,661	84,336

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

Investment Contracts - Policyholders’ Account Balances

Only the portion of policyholders’ account balances related to products that are investment contracts (those without significant mortality or morbidity risk) are reflected in the table above. For payout annuities and other similar contracts without life contingencies, fair values are derived using discounted projected cash flows based on interest rates that are representative of the Company’s financial strength ratings, and hence reflect the Company’s own non-performance risk. For those balances that can be withdrawn by the customer at any time without prior notice or penalty, the fair value is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value.

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

	December 31, 2010			December 31, 2009
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)			(in thousands)
Qualifying Hedge Relationships
Currency/Interest Rate	$11,018	$—	(1,104)	$5,366	$—	$(678)

Total Qualifying Hedge Relationships	$11,018	$—	$(1,104)	$5,366	$—	$(678)

Non-qualifying Hedge Relationships
Interest Rate	$47,000	$1,737	$(1,006)	$94,000	$191	$(4,766)
Credit	$8,900	$1,206	$(878)	$21,950	$3,730	$(1,065)
Currency/Interest Rate	$9,115	$—	$(853)	$20,015	$—	$(921)

Total Non-qualifying Hedge Relationships	$65,015	$2,943	$(2,737)	$135,965	$3,921	$(6,752)

Total Derivatives	$76,033	$2,943	$(3,841)	$141,331	$3,921	$(7,430)

Embedded Derivatives

The Company holds certain externally managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated Other Comprehensive Income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these interests was $7 million at December 31, 2010 and December 31, 2009. The fair value of the embedded derivatives included in Fixed maturities, available for sale was a liability of $3 million at December 31, 2010 and December 31, 2009.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

11. DERIVATIVE INSTRUMENTS (continued)

The fair value of the embedded derivatives included in Future policy benefits was an asset of $41 million as of December 31, 2010 and an asset of $2 million as of December 31, 2009 included in Future policy benefits.

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

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Cash flow hedges
Currency/ Interest Rate
Net investment income	$45	$3	$—
Other Income	2	(12)	(5)
Accumulated Other Comprehensive Income (Loss) (1)	$(426)	$(711)	$—

Total cash flow hedges	$(379)	$(720)	$(5)

Non- qualifying hedges
Realized investment gains (losses)
Interest Rate	$6,717	$(6,086)	$(261)
Currency/Interest Rate	617	(880)	156
Credit	(762)	2,763	(1,193)
Embedded Derivatives	47,806	26,471	(14,198)

Total non-qualifying hedges	$54,378	$22,268	$(15,496)

Total Derivative Impact	$53,999	$21,548	$(15,501)

For the year ended December 31, 2010, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

11. DERIVATIVE INSTRUMENTS (continued)

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2009	$(675)
Net deferred losses on cash flow hedges from January 1 to December 31, 2010	(373)
Amount reclassified into current period earnings	(52)

Balance, December 31, 2010	$(1,100)

As of December 31, 2010, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 7 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Statements of Stockholders’ Equity.

Credit Derivatives Written

The following tables set forth exposure from credit derivatives where the Company has written credit protection excluding embedded derivatives contained in externally-managed investments in the European market, by NAIC rating of the underlying credits as of the dates indicated.

December 31, 2010
First to default Basket (1)

NAIC Designation (1)	Notional	Fair Value
(in millions)
1	$—	$—
2	—	—

—
3	—	—
4	—
5	—
6	—

Total	$—	$—

December 31, 2009
First to Default Basket (1)
NAIC Designation (1)	Notional	Fair Value
(in millions)
1	$—	$—
2	9	—

	9	—
3	—	—
4	—	—
5	—	—
6	—	—

Total	$9	$—

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

	December 31, 2010		December 31, 2009
Industry	Notional	Fair Value	Notional	Fair Value
	(in millions)
Corporate Securities:
First to Default Baskets(1)	$—	$—	$9	$—

Total Credit Derivatives	$—	$—	$9	$—

(1)	Credit default baskets may include various industry categories.

The Company writes credit derivatives under which the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $0 million and $9 million notional of credit default swap (“CDS”) selling protection at December 31, 2010 and December 31, 2009, respectively. These credit derivatives generally have maturities of five years or less.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of December 31, 2010 the Company had $9 million of outstanding notional amounts, reported at fair value as an asset of $0.3 million. At December 31, 2009, the Company had $13 million of outstanding notional amounts, reported at fair value as an asset of $3 million.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by our counterparty to financial derivative transactions. Generally, the credit exposure of the Company’s over-the-counter (OTC) derivative transactions is represented by the contracts with a positive fair value (market value) at the reporting date after taking into consideration the existence of netting agreements.

12. COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund $8 million of commercial loans as of December 31, 2010 The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $15 million as of December 31, 2010.

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

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

12. COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

In July 2010, the Company and certain affiliates, as well as other life insurance industry participants, received a formal request for information from the State of New York Attorney General’s Office in connection with its investigation into industry practices relating to life insurance policies for which death benefits, unless the beneficiary elects another settlement method, are placed in retained asset accounts, which earn interest and are subject to withdrawal in whole or in part at any time by the beneficiary. The Company is cooperating with this investigation. The Company has also been contacted by state insurance regulators and other governmental entities regarding retained asset accounts. In April 2010, a purported state-wide class action was filed against Prudential Insurance in Nevada state court alleging that Prudential Insurance delayed payment of death benefits and improperly retained undisclosed profits by placing death benefits in retained asset accounts. In January 2011, this action was dismissed. In February 2011, the plaintiff appealed the dismissal. An earlier case by the same plaintiff making substantially the same allegations was dismissed in federal court. In December 2010, a purported state-wide class action was filed in state court against Prudential Insurance and Prudential Financial and removed to federal court in Illinois. The complaint makes allegations under Illinois law substantially similar to the other retained asset account cases on behalf of a class of Illinois residents.

In July 2010, a purported nationwide class action was filed in Massachusetts federal court against Prudential Insurance relating to retained asset accounts associated with life insurance covering U.S. service members and veterans. The Company has moved to dismiss the complaint. In November and December 2010, three additional purported class actions making substantially the same allegations on behalf of the same purported class of beneficiaries were filed against Prudential Insurance and Prudential Financial in New Jersey federal court and were transferred to the Massachusetts federal court by the Judicial Panel on Multi-District Litigation. In October 2010, a purported nationwide class action was filed in Pennsylvania federal court on behalf of beneficiaries of ERISA-governed welfare benefit plans claiming that the use of retained asset accounts violates ERISA. Additional investigations, information requests, hearings, claims, litigation and adverse publicity may arise with respect to the retained asset accounts.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $0.1 million for the twelve months ended December 31, 2010, 2009 and 2008. The expense charged to the Company for the deferred compensation program was $0.5 million, $0.3 million and $0.2 million for the twelve months ended December 31, 2010, 2009 and 2008, respectively.

The Company receives a charge to cover its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earning and length of service. While others are based on an account balance, which takes into consideration age, service and earnings during career.

Prudential Insurance sponsors voluntary savings plans for the Company’s expenses for its share of the voluntary savings plan (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $0.7 million in 2010 and $0.5 million in 2009 and 2008, respectively. The Company’s share of net expense for the pension plans was $1.3 million in 2010 and $1 million in 2009 and 2008, respectively.

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

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

13. RELATED PARTY TRANSACTIONS (continued)

Affiliated Asset Administration Fee Income

Effective April 15, 2009, the Company amended an existing agreement to add AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, as a party whereas the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $3.7 million and $1.1 million for the years ended December 31, 2010 and 2009, respectively. These revenues are recorded as “Asset administration fees” in the Statements of Operations and Comprehensive Income.

Beginning October 1, 2002, in accordance with a servicing agreement with Prudential Investments LLC, the Company receives fee income from policyholder account balances invested in the Prudential Series Fund (“PSF”). Income received from Prudential Investments LLC, related to this agreement was $6 million and $5 million for the years ended December 31, 2010 and 2009, respectively. These revenues are recorded as “Asset administration fees” in the Statements of Operations and Comprehensive Income.

Corporate Owned Life Insurance

The Company has sold two Corporate Owned Life Insurance, or “COLI”, policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $1 billion and $853 million at December 31, 2010 and December 31, 2009, respectively. Fees collected related to these COLI policies were $25 million, $23 million and $19 million for the years ending December 31, 2010, 2009 and 2008, respectively.

Reinsurance with Affiliates

Pruco Life

Effective April 1, 2008, the Company entered into an agreement to reinsure certain variable COLI policies with Pruco Life. Reinsurance recoverables related to this agreement were $5 million as of December 31, 2010, and $2 million as of December 31, 2009. Fees ceded to Pruco Life were $11 million, $6 million, and $3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Benefits ceded were $1 million, $2 million and $3 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

PARCC

The Company reinsures 90% of the risks under its term life insurance policies, written prior to January 1, 2010, through an automatic coinsurance agreement with PARCC. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $360 million and $303 million as of December 31, 2010 and December 31, 2009, respectively. Premiums ceded to PARCC in 2010, 2009 and 2008 were $134 million, $140 million and $127 million, respectively. Benefits ceded in 2010, 2009 and 2008 were $53 million each year, respectively. Reinsurance expense allowances, net of capitalization and amortization were $29 million, $31 million and $26 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

PAR TERM

The Company reinsures 95% of the risks under its term life insurance policies issued on or after January 1, 2010, through an automatic coinsurance agreement with PAR TERM. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $10 million as of December 31, 2010. Premiums ceded to PAR TERM in 2010 were $11 million. Benefits ceded in 2010 were $656 million.

Reinsurance expense allowances, net of capitalization and amortization were $2 million for the year ended December 31, 2010

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. The reinsurance recoverables related to this agreement were $32 million and $7 million as of December 31, 2010 and December 31, 2009, respectively. Premiums and fees ceded to Prudential Insurance in 2010, 2009 and 2008 were $58 million, $33 million and $35 million, respectively. Benefits ceded in 2010, 2009 and 2008 were $40 million and $29 million and $28 million, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

Pruco Life Insurance Company of New Jersey

Notes to Financial Statements

13. RELATED PARTY TRANSACTIONS (continued)

Pruco Re

The Company has entered into reinsurance agreements with Pruco Re as part of its risk management and capital management strategies.

Since 2005 the Company reinsures 100% of the risk on its Lifetime Five benefit feature sold on certain of its annuities through an automatic coinsurance agreement with Pruco Re. Fees ceded on this agreement, included in “Realized investment gains/(losses), net” on the financial statements, were $1 million and $1 million for December 31, 2010 and December 31, 2009, respectively.

Since 2005 the Company reinsures 100% of the risk on its Spousal Lifetime Five benefit feature. Fees ceded on this agreement, included in “Realized investment gains/(losses), net” on the financial statements, were $0.2 million and $0.1 million December 31, 2010 and December 31, 2009, respectively.

The Company’s reinsurance recoverables related to the above product reinsurance agreements were $11 million and $10 million as of December 31, 2010 and December 31, 2009, respectively. Realized losses ceded were ($0.4) million and ($44.4) million for the years ended December 31, 2010 and December 31, 2009, respectively.

Affiliated Asset Transfers

The Company buys and sells assets to and from affiliated companies. These transactions are recorded in according with the Company’s policy, which results in the difference between fair market value and book value of these transfers being accounted for in additional paid-in capital.

In December 2010, the Company amended certain of its affiliated reinsurance treaties to change the settlement mode from monthly to annual. As a result of these treaty amendments, we were required to pay our reinsurers, Prudential Insurance and UPARC, the premium difference that resulted. Settlement of this premium difference was made by transfers of securities of $20 million to Prudential Insurance, and $3 million to Pruco Life Insurance Company of Arizona. The difference between fair market value and book value of these transfers was accounted for in additional paid-in capital.

Debt Agreements

The Company and its parent, Pruco Life, have an agreement with Prudential Funding, LLC, which allows it to borrow funds for working capital and liquidity needs. The borrowings under this agreement are limited to $200 million. The Company had no debt outstanding to Prudential Funding, LLC as of December 31, 2010 and 2009. Interest expense related to this debt was less than $1 million as of December 31, 2010 and December 31, 2009. Interest expense was charged at a variable rate ranging from 2.85% to 4.15% for 2010 and 3.55% to 7.05% for 2009.

Derivative Trades

In the ordinary course of business, the Company enters into over-the-counter (“OTC”) derivative contracts with an affiliate, Prudential Global Funding, LLC. For these OTC derivative contracts, Prudential Global Funding, LLC has a substantially equal and offsetting position with an external counterpart.

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2010 and 2009 are summarized in the table below:

	Three months ended
	March 31	June 30	September 30	December 31
	(in thousands)
2010
Total revenues	$53,550	$39,035	$51,665	$73,986
Total benefits and expenses	30,833	55,987	(1,355)	(8,715)
Income/(Loss) from operations before income taxes	22,717	(16,952)	53,020	82,701

Net income (loss)	$16,552	$(11,901)	$39,119	54,174

2009
Total revenues	$44,450	$36,244	$41,742	$59,181
Total benefits and expenses	58,750	6,029	11,762	29,047
Income/(Loss) from operations before income taxes	(14,300)	30,215	29,980	30,134

Net income (loss)	(11,367)	$23,617	26,754	$16,019