Form 10-Q
period 2011-03-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2011-05-16
CIK 1038509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 13, 2011, 400,000 shares of the Registrant’s Common Stock (par value $5), were outstanding. As of such date, Pruco Life Insurance Company, an Arizona company and an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey Corporation, owned all of the Registrant’s Common Stock.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H)(1)(a) and (b) on Form

10-Q and is therefore filing this Form with the reduced disclosure format.

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement, with regard to variable annuity or other product guarantees; (5) any inability to access our credit facilities; (6) re-estimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs; (9) changes in our financial strength or credit ratings; (10) statutory reserve requirements associated with term and universal life insurance policies under Regulation XXX and Guideline AXXX; (11) investment losses, defaults and counterparty non-performance; (12) competition in our product lines and for personnel; (13) difficulties in marketing and distributing products through current or future distribution channels; (14) changes in tax law; (15) regulatory or legislative changes, including the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act; (16) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (17) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (18) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (19) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (20) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; and (21) changes in statutory or U.S. GAAP accounting principles, practices or policies. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2010 for discussion of certain risks relating to our businesses.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Financial Position

As of March 31, 2011 and December 31, 2010 (in thousands, except share amounts)

	March 31, 2011	December 31, 2010
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2011 - $ 1,036,888; 2010 - $1,007,655)	$1,091,876	$1,064,541
Equity securities available for sale, at fair value (cost, 2011 - $2,111; 2010: $2,301)	2,233	2,074
Policy loans	176,441	175,514
Short-term investments	7,892	7,409
Commercial mortgage and other loans	183,816	182,437
Other long-term investments	18,774	16,913

Total investments	1,481,032	1,448,888
Cash and cash equivalents	86,079	87,961
Deferred policy acquisition costs	392,447	365,970
Accrued investment income	15,716	16,365
Reinsurance recoverable	428,140	419,858
Receivables from parent and affiliates	25,746	25,833
Deferred sales inducements	58,303	51,106
Other assets	7,530	8,293
Separate account assets	5,760,320	5,038,051

TOTAL ASSETS	$8,255,313	$7,462,325

LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$1,060,902	$1,053,807
Future policy benefits and other policyholder liabilities	498,634	503,354
Cash collateral for loaned securities	6,236	413
Securities sold under agreement to repurchase	10,567	2,957
Income taxes payable	122,488	120,248
Short-term debt to affiliates	8,000	-
Payables to parent and affiliates	1,956	5,837
Other liabilities	129,513	109,969
Separate account liabilities	5,760,320	5,038,051

TOTAL LIABILITIES	$7,598,616	$6,834,636

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)

EQUITY
Common stock, ($5 par value; 400,000 shares, authorized; issued and outstanding)	$2,000	$2,000
Additional paid-in capital	169,742	169,742
Retained earnings	460,442	430,663
Accumulated other comprehensive income	24,513	25,284

TOTAL EQUITY	656,697	627,689

TOTAL LIABILITIES AND EQUITY	$8,255,313	$7,462,325

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Operations and Comprehensive Income (Loss)

Three Months Ended March 31, 2011 and March 31, 2010 (in thousands)

	Three Months Ended March 31,
	2011	2010
REVENUES

Premiums	$2,934	$3,541
Policy charges and fee income	27,931	18,686
Net investment income	19,089	19,090
Asset administration fees	4,293	2,328
Other income	945	1,300
Realized investment gains/(losses), net;
Other-than-temporary impairments on fixed maturity securities	(2,644)	(3,638)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	2,596	3,570
Other realized investment gains, net	24,947	8,673

Total realized investment gains, net	24,899	8,605

Total revenues	80,091	53,550

BENEFITS AND EXPENSES

Policyholders’ benefits	9,666	6,834
Interest credited to policyholders’ account balances	10,131	10,324
Amortization of deferred policy acquisition costs	9,462	9,350
General, administrative and other expenses	8,299	4,325

Total benefits and expenses	37,558	30,833

Income from operations before income taxes	42,533	22,717

Income tax expense	12,754	6,165

NET INCOME	29,779	16,552

Change in net unrealized investment gains and changes in foreign currency translation, net of taxes (1)	(771)	6,365

COMPREHENSIVE INCOME	$29,008	$22,917

(1) Amounts are net of tax benefit of $0.3 million and tax expense of $3 million for the three months ended March 31, 2011 and 2010, respectively

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Stockholder’s Equity

Three Months Ended March 31, 2011 and March 31, 2010 (in thousands)

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Total Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2010	$2,000	$169,742	$430,663	$25,284	$627,689

Net income	-	-	29,779	-	29,779

Change in foreign currency translation adjustments, net of taxes	-	-	-	49	49

Change in net unrealized investment gains, net of taxes	-	-	-	(820)	(820)

Balance, March 31, 2011	$2,000	$169,742	$460,442	$24,513	$656,697

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Total Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2009	$2,000	$168,998	$332,718	$9,936	$513,652

Net income	-	-	16,552	-	16,552

Contributed Capital	-	10	-	-	10

Change in foreign currency translation adjustments, net of taxes	-	-	-	(36)	(36)

Change in net unrealized investment gains, net of taxes	-	-	-	6,401	6,401

Balance, March 31, 2010	$2,000	$169,008	$349,270	$16,301	$536,579

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Cash Flows

Three Months Ended March 31, 2011, and March 31, 2010 (in thousands)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:

Net income/(loss)	$29,779	$16,552
Adjustments to reconcile net income to net cash from (used in) operating activities:
Policy charges and fee income	(7,253)	(7,407)
Interest credited to policyholders’ account balances	10,131	10,324
Realized investment (gains), net	(24,899)	(8,605)
Amortization and other non-cash items	(809)	(547)
Change in:
Future policy benefits and other insurance liabilities	23,164	23,213
Reinsurance recoverable	(11,256)	(21,100)
Accrued investment income	649	1,022
Receivables from parent and affiliates	198	(7,026)
Payable to parent and affiliates	(3,881)	4,783
Deferred policy acquisition costs	(25,605)	(1,391)
Income taxes payable	2,656	(3,973)
Deferred sales inducements	(8,465)	(2,481)
Other, net	(15,390)	9,633

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	(30,981)	12,997

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities available for sale	34,648	46,411
Policy loans	4,569	4,567
Commercial mortgage loans	6,646	1,171
Payments for the purchase of:
Fixed maturities available for sale	(56,979)	(72,724)
Policy loans	(3,612)	(4,624)
Commercial mortgage loans	(8,150)	(6,700)
Notes receivable from parent and affiliates, net	680	1,652
Other long term-investments, net	(1,161)	(319)
Short-term investments, net	(477)	5,861

CASH FLOWS USED IN INVESTING ACTIVITIES	(23,836)	(24,705)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:

Policyholders’ account deposits	32,673	43,265
Policyholders’ account withdrawals	(28,409)	(42,789)
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	13,435	(5,680)
Contributed capital	—	10
Net change in financing arrangements (maturities 90 days or less)	35,236	(2,045)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	52,935	(7,239)

Net decrease in cash and cash equivalents	(1,882)	(18,947)
Cash and cash equivalents, beginning of year	87,961	32,601

CASH AND CASH EQUIVALENTS, END OF PERIOD	$86,079	$13,654

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

1.	BUSINESS AND BASIS OF PRESENTATION

Pruco Life Insurance Company of New Jersey, or the “Company,” is a wholly owned subsidiary of the Pruco Life Insurance Company, or “Pruco Life,” which in turn is a wholly owned subsidiary of The Prudential Insurance Company of America, or “Prudential Insurance.” Prudential Insurance is an indirect wholly owned subsidiary of Prudential Financial, Inc., or “Prudential Financial.” The Company sells variable annuities, universal life insurance, variable life insurance, and term life insurance, primarily through third party distributors in the United States.

Beginning in March 2010, Prudential Annuities Life Assurance Corporation (“PALAC”), an affiliate of the Company, ceased offering its existing variable annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product in Pruco Life Insurance Company of New Jersey (and Pruco Life Insurance Company for the version of the product sold outside of New York). In general, the new product line offers the same optional living benefits and optional death benefits as offered by PALAC’s existing variable annuities. However, subject to applicable contractual provisions and administrative rules, PALAC will continue to accept subsequent purchase payments on in force contracts under existing annuity products. These initiatives were implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. In addition, by limiting its variable annuity offerings to a single product line, the Prudential Annuities business unit of Prudential Financial expects to convey a more focused, cohesive image in the marketplace.

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

The Company has extensive transactions and relationships with Prudential Insurance and other affiliates, (as more fully described in Note 8 to the Financial Statements). Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties. These financial statements should be read in conjunction with the Audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Commercial mortgage and other loans consist of commercial mortgage loans, and agricultural loans. Commercial mortgage loans are broken down by class which is based on property type (industrial properties, retail, office, multi-family/apartment, hospitality, and other). Commercial mortgage and other loans originated and held for investment are generally carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses and net of an allowance for losses. Commercial mortgage loans originated within the Company’s commercial mortgage operations include loans held for sale which are reported at the lower of cost or fair value; loans held for investment which are reported at amortized cost net of unamortized deferred loan origination fees and expenses and net of an allowance for losses; and loans reported at fair value under the fair value option. Commercial mortgage and other loans acquired, including those related to the acquisition of a business, are recorded at fair value when purchased, reflecting any premiums or discounts to unpaid principal balances.

Interest income, as well as prepayment fees and the amortization of the related premiums or discounts, related to commercial mortgage and other loans, are included in “Net investment income.”

Impaired loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. The Company defines “past due” as principal or interest not collected at least 30 days past the scheduled contractual due date. Interest received on loans that are past due, including impaired and non-impaired loans as well as loans that were previously modified in a troubled debt restructuring, is either applied against the principal or reported as net investment income based on the Company’s assessment as to the collectability of the principal. See Note 3 for additional information about the Company’s past due loans.

The Company discontinues accruing interest on loans after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability. When the Company discontinues accruing interest on a loan, any accrued but uncollectible interest on the loan and other loans backed by the same collateral, if any, is charged to interest income in the same period. Generally, a loan is restored to accrual status only after all delinquent interest and principal are brought current and, in the case of loans where the payment of interest has been interrupted for a substantial period, or the loan has been modified, a regular payment performance has been established.

The Company reviews the performance and credit quality of the commercial mortgage and other loan portfolio on an on-going basis. Loans are placed on watch list status based on a predefined set of criteria and are assigned one of three categories. Loans are placed on “early warning” status in cases where, based on the Company’s analysis of the loan’s collateral, the financial situation of the borrower or tenants or other market factors, it is believed a loss of principal or interest could occur. Loans are classified as “closely monitored” when it is determined that there is a collateral deficiency or other credit events that may lead to a potential loss of principal or interest. Loans “not in good standing” are those loans where the Company has concluded that there is a high probability of loss of principal, such as when the loan is delinquent or in the process of foreclosure. As described below, in determining the allowance for losses, the Company evaluates each loan on the watch list to determine if it is probable that amounts due according to the contractual terms of the loan agreement will not be collected.

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

portfolio based on an internal quality rating, (as described above). The portfolio reserves are determined using past loan experience, including historical credit migration, default probability and loss severity factors by property type. Historical credit migration, default and loss severity factors are updated each quarter based on the Company’s actual loan experience, and are considered together with other relevant qualitative factors in making the final portfolio reserve calculations.

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

Securities repurchase and resale agreements that satisfy certain criteria are treated as collateralized financing arrangements. These agreements are carried at the amounts at which the securities will be subsequently resold or reacquired, as specified in the respective agreements. For securities purchased under agreements to resell, the Company’s policy is to take possession or control of the securities and to value the securities daily. Securities to be resold are the same, or substantially the same, as the securities received. For securities sold under agreements to repurchase, the market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. Securities to be repurchased are the same, or substantially the same as those sold. Income and expenses related to these transactions executed are used to earn spread income and reported as “Net investment income,” however, for transactions used to borrow funds, the associated borrowing cost is reported as interest expense (included in “General, administrative and other expenses”).

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

In addition, in April 2009, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for the recognition and presentation of other-than-temporary impairments for debt securities. The Company early adopted this guidance on January 1, 2009. Prior to the adoption of this guidance the Company was required to record an other-than-temporary impairment for a debt security unless it could assert that it had both the intent and ability to hold the security for a period of time sufficient to allow for a recovery in its fair value to its amortized cost basis. This revised guidance indicates that an other-than-temporary impairment must be recognized in earnings for a debt security in an unrealized loss position when an entity either (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. For all debt securities in unrealized loss positions that do not meet either of these two criteria, the guidance requires that the Company analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. The Company may use the estimated fair value of collateral as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment, an other-than-temporary impairment is recognized. In addition to the above mentioned circumstances, the Company also recognizes an other-than-temporary impairment in earnings when a foreign currency denominated security in an unrealized loss position approaches maturity.

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

Reinsurance recoverables

Reinsurance recoverables include corresponding payables and receivables associated with reinsurance arrangements with affiliates. For additional information about these arrangements see Note 8 to the Financial Statements.

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

Asset Administration Fees

The Company receives asset administration fee income from policyholders’ account balances invested in The Prudential Series Funds or, “PSF,” which are a portfolio of mutual fund investments related to the Company’s separate account products. Also the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust Funds (see Note 8 to the Financial Statements). In addition, the Company receives fees from policyholders’ account balances invested in funds managed by companies other than Prudential Insurance. Asset administration fees are recognized as income when earned.

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

Adoption of New Accounting Pronouncements

In July 2010, the FASB issued updated guidance that requires enhanced disclosures related to the allowance for credit losses and the credit quality of a company’s financing receivable portfolio. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The Company adopted this guidance effective December 31, 2010. The required disclosures are included above and in Note 3. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning after December 15, 2010. The Company provided these required disclosures in the interim reporting period ended March 31, 2011. In January 2011, the FASB deferred the disclosures required by this guidance related to troubled debt restructurings. The disclosures will be effective, and the Company will provide these disclosures, concurrent with the effective date of proposed guidance for determining what constitutes a troubled debt restructuring.

In April 2010, the FASB issued guidance clarifying that an insurance entity should not consider any separate account interests in an investment held for the benefit of policyholders to be the insurer’s interests, and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for a related party policyholder, whereby consolidation of such interests must be considered under applicable variable interest guidance. This guidance is effective for interim and annual periods beginning after December 15, 2010 and retrospectively to all prior periods upon the date of adoption, with early adoption permitted. The Company’s adoption of this guidance effective January 1, 2011 did not have a material effect on the Company’s financial position, results of operations, and financial statement disclosures.

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

In January 2010, the FASB issued updated guidance that requires new fair value disclosures about significant transfers between Level 1 and 2 measurement categories and separate presentation of purchases, sales, issuances, and settlements within the roll forward of Level 3 activity. Also, this updated fair value guidance clarifies the disclosure requirements about level of disaggregation and valuation techniques and inputs. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the guidance effective for interim and annual reporting periods beginning after December 15, 2009 on January 1, 2010. The Company adopted the guidance effective for interim and annual reporting periods beginning after December 15, 2010 on January 1, 2011. The required disclosures are provided in Note 4 and Note 5.

Future Adoption of New Accounting Pronouncements

In April 2011, the FASB issued updated guidance clarifying which restructurings constitute troubled debt restructurings. It is intended to assist creditors in their evaluation of whether conditions exist that constitute a troubled debt restructuring. This new guidance is effective for the first interim or annual reporting period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual reporting period of adoption. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

In May 2011, the FASB issued updated guidance clarifying fair value measurement and disclosure requirements. It is intended to bring consistency to the fair value measurement and disclosure requirements of United States GAAP and International Accounting Standards. This new guidance is effective for interim or annual reporting period beginning after December 15, 2011 and should be applied prospectively. In the period of adoption the Company will be required to disclose a change, if any, in valuation technique and related inputs resulting from the application of the amendments. The Company is currently assessing the impact of the guidance on the Company’s financial position, results of operations, and financial statement disclosures.

In April 2011, the FASB issued updated guidance regarding the assessment of effective control for repurchase agreements. This new guidance is effective for the first interim or annual reporting period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

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

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$34,188	$1,902	$67	$36,023	$-
Foreign government bonds	20,993	1,502	-	22,495	-
Corporate securities	728,469	44,356	2,867	769,958	(45)
Asset-backed securities(1)	66,346	1,947	3,031	65,262	(7,313)
Commercial mortgage-backed securities	103,738	5,149	103	108,784	-
Residential mortgage-backed securities (2)	83,154	6,295	95	89,354	(424)

Total fixed maturities, available for sale	$1,036,888	$61,151	$6,163	$1,091,876	$(7,782)

Equity securities, available for sale	$2,111	$322	$200	$2,233

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)

Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI” which were not included in earnings. Amount excludes $6 million of net unrealized gains (losses) on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$34,292	$2,199	$41	$36,450	$-
Foreign government bonds	21,034	1,644	-	22,678	-
Corporate securities	707,754	47,472	2,945	752,281	(26)
Asset-backed securities(1)	57,808	1,671	5,446	54,033	(8,856)
Commercial mortgage-backed securities	97,467	5,721	87	103,101	-
Residential mortgage-backed securities (2)	89,300	6,746	48	95,998	(454)

Total fixed maturities, available for sale	$1,007,655	$65,453	$8,567	$1,064,541	$(9,336)

Equity securities, available for sale	$2,301	$178	$405	$2,074

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)

Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI” which, were not included in earnings. Amount excludes $5 million of net unrealized gains (losses) on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

3.	INVESTMENTS (continued)

The amortized cost and fair value of fixed maturities by contractual maturities at March 31, 2011, are as follows:

	Available for Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$88,425	$	91,131
Due after one year through five years	317,413		344,026
Due after five years through ten years	301,508		312,969
Due after ten years	76,304		80,350
Asset-backed securities	66,346		65,262
Commercial mortgage-backed securities	103,738		108,784
Residential mortgage-backed securities	83,154		89,354

Total	$1,036,888	$	1,091,876

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

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands)
Fixed maturities, available for sale:

Proceeds from sales	$2,522	$3,126
Proceeds from maturities/repayments	32,073	43,719
Gross investment gains from sales, prepayments and maturities	986	563
Gross investment losses from sales and maturities	(40)	(257)

Fixed maturity and equity security impairments:

Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(48)	$(68)

Write downs for other-than-temporary impairment losses on equity securities	(190)	-

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

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Three months ended
	March 31, 2011	March 31, 2010
	(in thousands)
Balance, beginning of period	$6,763	$7,431
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,105)	(315)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	-	-
Credit loss impairment recognized in the current period on securities not previously impaired	-	-
Additional credit loss impairments recognized in the current period on securities previously impaired	48	69
Increases due to passage of time on previously recorded credit losses	79	258
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(203)	(5)

Balance, end of period	$5,582	$7,438

(1)

Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

3.	INVESTMENTS (continued)

Commercial Mortgage Loans

The Company’s commercial mortgage loans are comprised as follows as of the dates indicated:

	March 31, 2011		December 31, 2010
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage loans by property type
Industrial buildings	$35,652	19.2%	$35,745	19.4%
Retail stores	35,856	19.4	36,046	19.6
Apartments/Multi-family	25,185	13.6	25,340	13.8
Office buildings	30,040	16.2	30,468	16.6
Hospitality	10,226	5.5	10,273	5.6
Other	33,582	18.1	33,834	18.4

Total commercial mortgage loans	170,541	92.0	171,706	93.4
Agricultural properties	14,810	8.0	12,140	6.6

Total commercial mortgage and agricultural loans	185,351	100.0%	183,846	100.0%

Valuation allowance	(1,535)		(1,409)

Total commercial mortgage and other loans	$183,816		$182,437

The commercial loans are geographically dispersed throughout the United States with the largest concentrations in New Jersey (11%), Florida (11%) and New York (9%) at March 31, 2011.

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	March 31, 2011
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in millions)
Allowance for losses, beginning of year	$1,388	$21	$1,409
Addition to / (release of) allowance of losses	121	5	126

Total Ending Balance	$1,509	$26	$1,535

	December 31, 2010
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in millions)
Allowance for losses, beginning of year	$2,379	$-	$2,379
Addition to / (release of) allowance of losses	(991)	21	(970)

Total Ending Balance	$1,388	$21	$1,409

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

3.	INVESTMENTS (continued)

The following table sets forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

March 31, 2011
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for Credit Losses:
Ending Balance: individually evaluated for impairment	$393	$-	$393
Ending Balance: collectively evaluated for impairment	1,116	26	1,142

Total Ending Balance	$1,509	$26	$1,535

Recorded Investment (1):
Ending balance gross of reserves: individually evaluated for impairment	$3,829	$-	$3,829
Ending balance gross of reserves: collectively evaluated for impairment	166,712	14,810	181,522

Total Ending balance, gross of reserves	$170,541	$14,810	$185,351

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

December 31, 2010
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for Credit Losses:
Ending Balance: individually evaluated for impairment	$424	$-	$424
Ending Balance: collectively evaluated for impairment	964	21	985

Total Ending Balance	$1,388	$21	$1,409

Recorded Investment (1):
Ending balance gross of reserves: individually evaluated for impairment	$3,847	$-	$3,847
Ending balance gross of reserves: collectively evaluated for impairment	167,859	12,140	179,999

Total Ending balance, gross of reserves	$171,706	$12,140	$183,846

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected.

At March 31, 2011, impaired commercial mortgage loans identified in management’s specific review of probable loan losses consisted of Hospitality commercial mortgage loans with a recorded investment of $3.8 million, an unpaid principal balance of $3.8 million and the related allowance for losses was $0.4 million. At December 31, 2010 impaired commercial mortgage loans identified in management’s specific review of probable loan losses consisted of Hospitality commercial mortgage loans with a recorded investment of $3.8 million, an unpaid principal balance of $3.8 million and the related allowance for losses was $0.4 million. Recorded investment reflects the balance sheet carrying value gross of related allowance.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

3.	INVESTMENTS (continued)

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. At March 31, 2011, and December 31, 2010, the Company held no impaired commercial mortgage and other loans with no allowances for losses. The average recorded investment in non-performing loans before allowance for losses was $3.8 million and $3.9 million at March 31, 2011 and December 31, 2010, respectively. Net investment income recognized on these loans totaled less than $0.1 million and $0.3 million for the quarters ended March 31, 2011 and December 31, 2010, respectively. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

The following tables set forth the credit quality indicators as of March 31, 2011, based upon the recorded investment gross of allowance for credit losses.

Commercial mortgage loans

	Debt Service Coverage Ratio – March 31, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in thousands)
Loan-to-Value Ratio
0%-49.99%	$16,364	$13,574	$12,693	$-	$4,324	$-	$46,955
50%-59.99%	-	11,210	-	-	3,574	-	14,784
60%-69.99%	5,000	14,908	-	11,542	9,644	-	41,094
70%-79.99%	5,000	9,463	9,863	14,640	-	10,957	49,923
80%-89.99%	-	-	-	12,282	-	-	12,282
90%-100%	-	-	-	-	-	1,674	1,674
Greater than 100%	-	3,829	-	-	-	-	3,829

Total Commercial Mortgage Loans	$26,364	$52,984	$22,556	$38,464	$17,542	$12,631	$170,541

Agricultural loans

	Debt Service Coverage Ratio – March 31, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in thousands)
Loan-to-Value Ratio
0%-49.99%	$2,776	$956	$6,308	$2,457	$-	$-	$12,497
50%-59.99%	-	650	-	-	-	-	650
60%-69.99%	1,663	-	-	-	-	-	1,663
70%-79.99%	-	-	-	-	-	-	-
80%-89.99%	-	-	-	-	-	-	-
90%-100%	-	-	-	-	-	-	-
Greater than 100%	-	-	-	-	-	-	-

Total Agricultural Loans	$4,439	$1,606	$6,308	$2,457	$-	$-	$14,810

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

3.	INVESTMENTS (continued)

Commercial mortgage and agricultural loans

	Debt Service Coverage Ratio – March 31, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in thousands)
Loan-to-Value Ratio
0%-49.99%	$19,140	$14,530	$19,001	$2,457	$4,324	$-	$59,452
50%-59.99%	-	11,860	-	-	3,574	-	15,434
60%-69.99%	6,663	14,908	-	11,542	9,644	-	42,757
70%-79.99%	5,000	9,463	9,863	14,640	-	10,957	49,923
80%-89.99%	-	-	-	12,282	-	-	12,282
90%-100%	-	-	-	-	-	1,674	1,674
Greater than 100%	-	3,829	-	-	-	-	3,829

Total Commercial Mortgage and Agricultural Loans	$30,803	$54,590	$28,864	$40,921	$17,542	$12,631	$185,351

The following tables set forth the credit quality indicators as of December 31, 2010, based upon the recorded investment gross of allowance for credit losses.

Commercial mortgage loans

	Debt Service Coverage Ratio – December 31, 2010
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in thousands)
Loan-to-Value Ratio
0%-49.99%	$21,321	$13,638	$12,741	$-	$4,346	$-	$52,046
50%-59.99%	-	11,267	-	-	3,647	-	14,914
60%-69.99%	5,000	14,954	-	1,784	9,758	-	31,496
70%-79.99%	5,000	9,463	-	29,377	9,105	2,365	55,310
80%-89.99%	-	-	-	12,409	-	-	12,409
90%-100%	-	-	-	-	-	1,684	1,684
Greater than 100%	-	-	-	3,847	-	-	3,847

Total Commercial Mortgage Loans	$31,321	$49,322	$12,741	$47,417	$26,856	$4,049	$171,706

Agricultural loans

	Debt Service Coverage Ratio – December 31, 2010
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in thousands)
Loan-to-Value Ratio
0%-49.99%	$3,016	$960	$4,009	$2,462	$-	$-	$10,447
50%-59.99%	-	-	-	-	-	-	-
60%-69.99%	1,693	-	-	-	-	-	1,693
70%-79.99%	-	-	-	-	-	-	-
80%-89.99%	-	-	-	-	-	-	-
90%-100%	-	-	-	-	-	-	-
Greater than 100%	-	-	-	-	-	-	-

Total Agricultural Loans	$4,709	$960	$4,009	$2,462	$-	$-	$12,140

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

3.	INVESTMENTS (continued)

Commercial mortgage and Agricultural loans

	Debt Service Coverage Ratio – December 31, 2010
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in thousands)
Loan-to-Value Ratio
0%-49.99%	$24,337	$14,598	$16,750	$2,462	$4,346	$-	$62,493
50%-59.99%	-	11,267	-	-	3,647	-	14,914
60%-69.99%	6,693	14,954	-	1,784	9,758	-	33,189
70%-79.99%	5,000	9,463	-	29,377	9,105	2,365	55,310
80%-89.99%	-	-	-	12,409	-	-	12,409
90%-100%	-	-	-	-	-	1,684	1,684
Greater than 100%	-	-	-	3,847	-	-	3,847

Total Commercial Mortgage and Agricultural Loans	$36,030	$50,282	$16,750	$49,879	$26,856	$4,049	$183,846

All commercial mortgage and agricultural property loans are current as of March 31, 2011 and December 31, 2010. The Company defines current in its aging of past due commercial mortgage and agricultural loans as less than 30 days past due.

Commercial mortgage and other loans on nonaccrual status as of March 31, 2011 and December 31, 2010 include Hospitality commercial mortgage loans with a gross carrying value of $3.8 million. For the quarter ended March 31, 2011, there were no commercial mortgage and other loans sold or acquired. See Note 2 for further discussion regarding loans on nonaccrual status.

Net Investment Income

Net investment income for the three months ended March 31, 2011 and 2010 was from the following sources:

	Three Months Ended
	March, 31, 2011	March 31, 2010
	(in thousands)
Fixed maturities, available for sale	$13,872	$14,489
Equity securities, available for sale	4	48
Commercial mortgage loans	3,155	2,805
Policy loans	2,341	2,277
Short-term investments and cash equivalents	26	32
Other long-term investments	480	186

Gross investment income	19,878	19,837
Less investment expenses	(789)	(747)

Net investment income	$19,089	$19,090

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three months ended March 31, 2011 and 2010 were from the following sources:

	Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands)
Fixed maturities	898	237
Equity securities	(190)	-
Commercial mortgage loans	(126)	243
Derivatives	24,317	8,125

Realized investment gains (losses), net	$24,899	$8,605

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

3.	INVESTMENTS (continued)

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains and losses on securities classified as “available for sale” and certain other long-term investments and other assets are included in the Unaudited Interim Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from “Other comprehensive income (loss)” those items that are included as part of “Net income” for a period that had been part of “Other comprehensive income (loss)” in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains and losses, are as follows:

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) On Investments	Deferred Policy Acquisition Costs and Other Costs	Policy Holders Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
Balance, December 31, 2010	$(4,309)	$2,271	$(786)	$988	$(1,836)
Net investment gains (losses) on investments arising during the period	1,808	-	-	(633)	1,175
Reclassification adjustment for OTTI gains included in net income	482	-	-	(169)	313
Reclassification adjustment for OTTI gains excluded from net income (1)	-	-	-	-	-
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	-	(1,171)	-	410	(761)
Impact of net unrealized investment (gains) losses on Policyholder account balance	-	-	486	(170)	316

Balance, March 31, 2011	$(2,019)	$1,100	$(300)	$426	$(793)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) On Investments(1)	Deferred Policy Acquisition Costs and Other Costs	Policy Holders Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
Balance, December 31, 2010	$61,324	$(30,654)	$10,986	$(14,580)	$27,076
Net investment gains (losses) on investments arising during the period	(5,410)	-	-	1,894	(3,517)
Reclassification adjustment for (gains) losses included in net income	1,190	-	-	(416)	773
Reclassification adjustment for OTTI losses excluded from net income (2)	-	-	-	-	-
Impact of net unrealized investment gains ( losses) on deferred policy acquisition costs	-	2,088	-	(731)	1,357
Impact of net unrealized investment (gains) losses on policyholders’ account balances	-	-	(733)	257	(476)

Balance, March 31, 2011	$57,104	$(28,566)	$10,253	$(13,577)	$25,213

(1)	Include cash flow hedges. See Note 5 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

3.	INVESTMENTS (continued)

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	March 31, 2011	December 31, 2010
	( in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(2,019)	$(4,309)
Fixed maturity securities, available for sale – all other	57,009	61,195
Equity securities, available for sale	122	(227)
Derivatives designated as cash flow hedges(1)	(1,447)	(1,100)
Other investments	1,420	1,456

Net unrealized gain (losses) on investments	$55,085	$57,015

(1)	See Note 5 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,045	$67	$-	$-	$2,045	$67
Corporate securities	92,781	2,517	3,428	350	96,209	2,867
Commercial mortgage-backed securities.	16,327	103	-	-	16,327	103
Asset-backed securities	14,841	57	15,239	2,974	30,080	3,031
Residential mortgage-backed securities	3,822	95	-	-	3,822	95

Total	$129,816	$2,839	$18,667	$3,324	$148,483	$6,163

	December 31, 2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,078	$41	$-	$-	$2,078	$41
Corporate securities	73,679	2,524	6,545	421	80,224	2,945
Commercial mortgage-backed securities.	7,148	87	-	-	7,148	87
Asset-backed securities	10,608	169	16,442	5,277	27,050	5,446
Residential mortgage-backed securities	3,219	48	-	-	3,219	48

Total	$96,732	$2,869	$22,987	$5,698	$119,719	$8,567

The gross unrealized losses at March 31, 2011 and December 31, 2010 are composed of $3 million and $6 million related to high or highest quality securities based on NAIC or equivalent rating and $3 million and $3 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At March 31, 2011, $3 million of the gross unrealized losses represented declines in value of greater than 20%, none of which had been in that position for less than six months, as compared to $5 million at December 31, 2010 that represented declines in value of greater than 20%, none of which had been in that position for less than six months. At March 31, 2011, the $3 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities, and in the utilities and transportation sectors of the Company’s corporate securities. At December 31, 2010, the $6 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities, and in the utilities and transportation sectors of the Company’s corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at March 31, 2011 or December 31, 2010. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At March 31, 2011, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

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

Duration of Gross Unrealized Loss Positions for Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, as of the following dates:

	March 31, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Equity Securities, available for sale	$82	$39	$1,534	$161	$1,616	$200

	December 31, 2010
	Less than twelve months		Twelve months or more(1)		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Equity Securities, available for sale	$255	$245	$1,536	$160	$1,791	$405

At March 31, 2011, $39 thousand of the gross unrealized losses represented declines of greater than 20%, all of which have been in that position for less than six months. Perpetual preferred securities have characteristics of both debt and equity securities. Since an impairment model similar to fixed maturity securities is applied to these securities, an other-than-temporary impairment has not been recognized on certain perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of March 31, 2011 and December 31, 2010. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at March 31, 2011 or December 31, 2010.

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

party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally- developed values to the related assets or liabilities. To the extent the internally-developed valuations use significant unobservable inputs, they are classified as Level 3. As of March 31, 2011 and December 31, 2010, these over-rides on a net basis were not material.

Assets and Liabilities by Hierarchy Level - The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of March 31, 2011

	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$36,023	$-	$36,023
Foreign government bonds	-	22,495	-	22,495
Corporate securities	-	766,295	3,663	769,958
Asset-backed securities	-	47,883	17,379	65,262
Commercial mortgage-backed securities	-	108,784	-	108,784
Residential mortgage-backed securities	-	89,354	-	89,354

Sub-total	-	1,070,834	21,042	1,091,876

Equity securities, available for sale	427	-	1,806	2,233
Short-term investments	836	7,056	-	7,892
Cash equivalents	5,000	11,290	-	16,290
Other long-term investments	-	-	45	45
Other assets	-	2,767	14,474	17,241

Sub-total excluding separate account assets	6,263	1,091,947	37,367	1,141,577

Separate account assets (1)	167,380	5,587,312	5,628	5,760,320

Total assets	$173,643	$6,685,259	$42,995	$6,901,897

Other liabilities	-	3,793	-	3,793

Future policy benefits	-	-	(64,481)	(64,481)

Total liabilities	$-	$3,793	$(64,481)	$(60,688)

	As of December 31, 2010 (2)

	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$36,450	$-	$36,450
Foreign government bonds	-	22,678	-	22,678
Corporate securities	-	748,645	3,636	752,281
Asset-backed securities	-	37,414	16,619	54,033
Commercial mortgage-backed securities	-	103,101	-	103,101
Residential mortgage-backed securities	-	95,998	-	95,998

Sub-total	-	1,044,286	20,255	1,064,541

Equity securities, available for sale	283	1,536	255	2,074
Short-term investments	359	7,050	-	7,409
Cash equivalents	5,000	23,383	-	28,383
Other long-term investments	-	-	-	-
Other assets	-	2,792	16,996	19,788

Sub-total excluding separate account assets	5,642	1,079,047	37,506	1,122,195

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

Separate account assets (1)	132,005	4,900,653	5,393	5,038,051

Total assets	$137,647	$5,979,700	$42,899	$6,160,246

Other liabilities	—	898	—	898
Future policy benefits	—	—	(41,316)	(41,316)

Total liabilities	$—	$898	$(41,316)	$(40,418)

(1)

Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

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

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally-developed valuation. As of March 31, 2011 and December 31, 2010, over-rides on a net basis were not material. Internally-developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally-developed valuations and non-binding broker quotes are generally included in Level 3 in our fair value hierarchy.

The fair value of private fixed maturities, which are primarily comprised of investments in private placement securities, originated by internal private asset managers, are primarily determined using a discounted cash flow model. In certain cases these models primarily use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model may also incorporate significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are not significant to the price of a security, a Level 2 classification is made. Otherwise, a Level 3 classification is used.

Private fixed maturities also include debt investments in funds that, in addition to a stated coupon, pay a return based upon the results of the underlying portfolios. The fair values of these securities are determined by reference to the funds’ net asset value (“NAV”). Since the NAV at which the funds trade can be observed by redemption and subscription transactions between third parties, the fair values of these investments have been reflected within Level 2 in the fair value hierarchy.

Trading Account Assets – Trading account assets consist primarily of asset-backed securities, public corporate bonds and commercial mortgage-backed securities whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities.”

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

within Level 3. The fair values of common stock mutual fund shares that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in the fair value hierarchy. The fair values of preferred equity securities are based on prices obtained from independent pricing services. These prices are then validated for reasonableness against recently traded market prices. Accordingly, these securities are generally classified within Level 2 in the fair value hierarchy. Fair values of perpetual preferred stock based on observable market inputs are classified within Level 2. However, when prices from independent pricing services are based on non-binding broker quotes as the directly observable market inputs become unavailable, the fair value of perpetual preferred stock are classified as Level 3.

Derivative Instruments – Derivatives are recorded at fair value either as assets, within “Other trading account assets,” or “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts are determined based on quoted prices in active exchanges or through the use of valuation models. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, commodity prices, credit spreads, market volatility, expected returns, non-performance risk and liquidity as well as other factors. Liquidity valuation adjustments are made to reflect the cost of exiting significant risk positions, and consider the bid-ask spread, maturity, complexity, and other specific attributes of the underlying derivative position. Fair values can also be affected by changes in estimates and assumptions including those related to counterparty behavior used in valuation models.

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

To reflect the market’s perception of its own and the counterparty’s non-performance risk, the Company incorporates additional spreads over London Interbank Offered Rate (“LIBOR”) into the discount rate used in determining the fair value of OTC derivative assets and liabilities which are uncollateralized. Most OTC derivative contract inputs have bid and ask prices that are actively quoted or can be readily obtained from external market data providers. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value and classify these derivative contracts as Level 2.

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

Cash Equivalents and Short-Term Investments - Cash equivalents and short-term investments include money market instruments, commercial paper and other highly liquid debt instruments. Money market instruments are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The remaining instruments in the Cash Equivalents and Short-term Investments category are typically not traded in active markets; however, their fair values are based on market observable inputs and, accordingly, these investments have been classified within Level 2 in the fair value hierarchy.

Other Assets - Other assets carried at fair value include reinsurance recoverables related to the reinsurance of our living benefit guarantees on certain of our variable annuities. These guarantees are described further below in “Future Policy Benefits.” Also included in other assets are certain universal life products that contain a no-lapse guarantee provision. The reinsurance agreements covering these guarantees are derivatives and are accounted for in the same manner as an embedded derivative.

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

The Company is also required to incorporate the market-perceived risk of its own non-performance in the valuation of the embedded derivatives associated with its optional living benefit features and no-lapse feature on certain universal life products. Since insurance liabilities are senior to debt, the Company believes that reflecting the financial strength ratings of the Company in the valuation of the liability appropriately takes into consideration the Company’s own risk of non-performance. To reflect the market’s perception of its non-performance risk, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the financial strength of the Company. The additional spread over LIBOR incorporated into the discount rate as of March 31, 2011 generally ranged from 50 to 150 basis points for the portion of the interest rate curve most relevant to these liabilities.

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

Transfers between Levels 1 and 2 - During the three months ended March 31, 2011, there were no material transfers between Level 1 and Level 2.

Changes in Level 3 assets and liabilities - The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2011, as well as the portion of gains or losses included in income for the three months ended March 31, 2011 attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2011.

	Three Months Ended March 31, 2011
	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset - Backed Securities	Equity Securities, Available for Sale	Other Assets
	(in thousands)
Fair value, beginning of period	$3,636	$16,619	$255	$16,996
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	-	(190)	(2,978)
Asset management fees and other income	-	-	-	-
Interest credited to policyholder account balances	-	-	-	-
Included in other comprehensive income	(1)	129	205	(13)
Net investment income	31	46	-	-
Purchases	80	5,164	-	469
Sales	(88)	-	-	-
Issuances	25	-	-	-
Settlements	(59)	(614)	-	(1)
Foreign currency translation	-	-	-	-
Transfers into Level 3 (2)	39	-	1,536	-
Transfers out of Level 3 (2)	-	(3,965)	-	-

Fair value, end of period	$3,663	$17,379	$1,806	$14,473

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net:	$-	$-	$-	$41
Asset management fees and other income	$-	$-	$-	$-
Interest credited to policyholder account balances	$-	$-	$-	$-
Included in other comprehensive income (loss)	$(1)	$129	$15	$-

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

4.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	Separate Account Assets (1)	Future Policy Benefits	Other Long-Term Investments
	(in thousands)
Fair value, beginning of period	$5,393	$41,316	-
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	27,884	45
Asset management fees and other income	-	-	-
Interest credited to policyholder account balances	235	-	-
Included in other comprehensive income	-	-	-
Net investment income	-	-	-
Purchases	-	(4,719)	-
Sales	-	-	-
Issuances	-	-	-
Settlements	-	-	-
Foreign Currency Translation	-	-	-
Transfers into Level 3 (2)	-	-	-
Transfers out of Level 3 (2)	-	-	-

Fair value, end of period	$5,628	$64,481	45

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$27,917	(2,951)
Asset management fees and other income	$-	$-	-
Interest credited to policyholder account balances	$236	$-	-
Included in other comprehensive income	$-	$-	(13)

(1)

Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Investment risks associated with market value changes are borne by the customers, except to the extent minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Consolidated Statement of Financial Position.

(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Transfers - As a part of an ongoing assessment of pricing inputs to ensure appropriateness of the level classification in the fair value hierarchy the Company may reassign level classification from time to time. As a result of such a review, it was determined that the pricing inputs for perpetual preferred stocks provided by third party pricing services were primarily based on non-binding broker quotes which could not always be verified against directly observable market information. Consequently, perpetual preferred stocks were transferred into Level 3 within the fair value hierarchy. Other transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized. Transfers out of Level 3 were primarily due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

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

	Three Months Ended March 31, 2010
	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale –Asset- Backed Securities	Equity Securities, Available for Sale	Other Liabilities	Other Assets
	(in thousands)
Fair value, beginning of period	$2,398	$25,259	$576	$(67)	$16,039
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(10)	(139)	-	60	(1,235)
Asset administration fees and other income	-	-	-	-	-
Included in other comprehensive income (loss)	412	(1,313)	(178)	-	68
Net investment income	-	31	-	-	-
Purchases, sales, issuances, and settlements	2	5,147	-	-	438
Foreign currency translation	-	-	-	-	-
Transfers into Level 3 (2)	-	-	-	-	-
Transfers out of Level 3 (2)	-	-	-	-	-

Fair value, end of period	$2,802	$28,985	$398	$(7)	$15,310

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

Realized investment gains (losses), net:	$(10)	$(139)	$-	$60	$(1,063)
Asset administration fees and other income	$-	$-	$-	$-	$-
Interest credited to policyholder account .	$-	$-	$-	$-	$-
Included in other comprehensive income (loss)	$412	$(1,313)	$(178)	$-	$-

	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$5,104	$2,412
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	6,944
Interest credited to policyholder account	(67)	-
Included in other comprehensive income	-	-
Net investment income	-	-
Purchases, sales, issuances, and settlements	-	(1,439)
Transfers into Level 3 (2)	-	-
Transfers out of Level 3 (2)	-	-

Fair value, end of period	$5,037	$7,917

Unrealized gains(losses) for the period relating to those level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$6,541
Interest credited to policyholder account	$(67)	$-
Included in other comprehensive income	$-	$-

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

Transfers - There were no transfers into Level 3 for Fixed Maturities Available for Sale during the three months ended March 31, 2010.

Derivative Fair Value Information - The following tables present the balance of derivative assets and liabilities measured at fair value on a recurring basis, as of the date indicated. These tables exclude embedded derivatives which are recorded with the associated host contract. The derivative assets and liabilities shown below are included in “Other long-term investments” or “Other liabilities” in the tables presented previously in this note.

	As of March 31, 2011
	Level 1	Level 2	Level 3		Netting (1)		Total
	(in thousands)
Derivative assets:
Interest Rate	$-	$1,116	$		$		$1,116
Currency		-					-
Credit		-		45			45
Currency/Interest Rate		-					-
Equity		-					-
Netting		-				(1,161)	(1,161)

Total derivative assets	$-	$1,116		$45		$(1,161)	$-

Derivative liabilities:
Interest Rate	$-	$1,434	$		$		$1,434
Currency		-					-
Credit		891		-			891
Currency/Interest Rate		2,584					2,584
Equity		-					-
Netting						(1,161)	(1,161)

Total derivative liabilities	$-	4,909		-		(1,161)	3,748

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

4.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	As of December 31, 2010
	Level 1	Level 2	Level 3		Netting (1)		Total

	(in thousands)
Derivative assets:
Interest Rate	$-	$1,738	$		$		$1,738
Currency		-					-
Credit		1,206		-			1,206
Currency/Interest Rate		-					-
Equity		-					-
Netting		-				(2,943)	(2,943)

Total derivative assets	$-	$2,943		$-		$(2,943)	$-

Derivative liabilities:
Interest Rate	$-	$1,006	$		$		$1,006
Currency		-					-
Credit		878		-			878
Currency/Interest Rate		1,957					1,957
Equity		-					-
Netting						(2,943)	(2,943)

Total derivative liabilities	$-	3,841		-		(2,943)	898

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

Changes in Level 3 derivative assets and liabilities - The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the three months ended March 31, 2011, as well as the portion of gains or losses included in income for the three months ended March 31, 2011, attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2011.

Three Months Ended March 31, 2011
Other Long-Term Investments Derivative Asset

(in thousands)
Fair Value, beginning of period	$-
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	45
Asset management fees and other income
Purchases, sales, issuances and settlements
Transfers into Level 3
Transfers out of Level 3

Fair Value, end of period	$45

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	41
Asset management fees and other income	-

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

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

4.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

The following table discloses the Company’s financial instruments where the carrying amounts and fair values may differ:

	March 31, 2011		December 31, 2010

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(in thousands)

Assets:
Commercial mortgage loans	$ 183,816	$193,305	$182,437	$192,102
Policy loans	176,441	206,346	175,514	211,513
Liabilities:
Policyholder account balances – Investment contracts	105,307	104,168	102,593	101,551

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

Equity index options are contracts which will settle in cash based on differentials in the underlying indices at the time of exercise and the strike price. The Company uses combinations of purchases and sales of equity index options to hedge the effects of adverse changes in equity indices within a predetermined range. These hedges do not qualify for hedge accounting.

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

	March 31, 2011			December 31, 2010
	Notional Amount	Fair Value		Notional Amount		Fair Value
		Assets	Liabilities			Assets	Liabilities
	(in thousands)
Qualifying Hedge Relationships
Currency/Interest Rate	$11,018	$-	$(1,455)		$11,018	$-	(1,104)

Total Qualifying Hedge Relationships	$11,018	$-	$(1,455)		$11,018	$-	$(1,104)

Non-qualifying Hedge Relationships
Interest Rate	$47,000	$1,116	$(1,434)		$47,000	$1,737	$(1,006)

Credit	17,000	45	(891)		$8,900	$1,206	$(878)
Currency/Interest Rate	9,115	-	(1,128)	$

Total Non-qualifying Hedge Relationships	$73,115	$1,161	$(3,453)		$9,115	$-	$(853)

Total Derivatives	$84,133	$1,161	$(4,908)		$65,015	$2,943	$(2,737)

Embedded Derivatives

The Company holds certain externally managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated Other Comprehensive Income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these interests was $7 million at March 31, 2011 and December 31, 2010. The fair value of the embedded derivatives included in Fixed maturities, available for sale was a liability of $2 million and $3 million at March 31, 2011 and December 31, 2010, respectively.

The Company sells variable annuity contracts that include certain optional living benefit features that are treated as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these embedded derivatives to an affiliate, Pruco Reinsurance Ltd. (“Pruco Re”). The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value. Mark-to-market changes in the fair value of the underlying contractual guarantees are determined using valuation models as described in Note 7, and are recorded in “Realized investment gains/(losses), net.”

The fair value of the embedded derivatives included in Future policy benefits was an asset of $65 million and $41 million as of March 31, 2011 and December 31, 2010, respectively. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re included in “Reinsurance Recoverable” was an asset of $8 million as of March 31, 2011 and an asset of $11 million as of December 31, 2010

Primarily in the reinsurance affiliate, equity options and futures as well as interest rate derivatives are purchased to the living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. Prior to the third quarter of 2010, the hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by GAAP, excluding the impact of the market-perceived risk of non-performance, with capital market derivatives . In the third quarter of 2010, the hedging strategy was revised as, in a low interest rate environment, management of the company and reinsurance affiliates does not believe the GAAP value of the embedded derivative liability to be an appropriate measure for determining the hedge target. The new hedge target is grounded in a GAAP/capital markets valuation framework but incorporates modifications to the risk-free return assumption to account for the fact that the underlying customer separate account funds which support these living benefits are invested in assets that contain risk. The modifications include the removal of a volatility risk margin embedded in the valuation technique used to fair value the embedded derivative liability under GAAP, and the inclusion of a credit spread over the risk-free rate used to estimate future growth of bond investments in the customer separate account funds. This new strategy will result in differences each period between the change in the value of the embedded derivative liability as defined by GAAP and the change in the value of the hedge positions, potentially increasing volatility in GAAP earnings in the Company and the reinsurance affiliate, and increasing volatility in the amortization of deferred acquisition and other costs of the Company as a result of the gross profits impact. In addition, consistent with sound risk management practices, management of the company and reinsurance affiliates evaluates hedge levels versus the target given the overall capital

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

5.	DERIVATIVE INSTRUMENTS (continued)

considerations of our ultimate parent Company, Prudential Financial Inc., and prevailing capital market conditions and may decide to temporarily hedge to an amount that differs from the hedge target definition.

In the second quarter of 2009, the Company began the expansion of our hedging program to include a portion of the market exposure related to our overall capital position including the impact of certain statutory reserve exposures. These capital hedges primarily consisted of equity-based total return swaps that were designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. During the second quarter of 2010, the capital hedge program was terminated in lieu of a new program managed at the Prudential Financial level that more broadly addresses equity market exposure of the overall statutory capital of Prudential Financial and its subsidiaries, as a whole under stress scenarios.

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

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Cash flow hedges
Currency/ Interest Rate
Net investment income	$(4)	$4
Other Income	(19)	2
Accumulated Other Comprehensive Income (1)	(346)	(116)

Total cash flow hedges	$(369)	$ (110)

Non- qualifying hedges

Realized investment gains (losses)
Interest Rate	$(257)	$2,513
Currency/Interest Rate	(263)	108
Credit	(375)	(618)
Embedded Derivatives	25,212	6,122

Total non-qualifying hedges	$24,317	$8,125

Total Derivative Impact	$23,948	$8,015

For the period ending March 31, 2011, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2010	$(1,100)
Net deferred losses on cash flow hedges from January 1 to March 31, 2011	(364)
Amount reclassified into current period earnings	17

Balance, March 31, 2011	$(1,447)

As of March 31, 2011, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 6 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Statements of Stockholders’ Equity.

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

March 31, 2011
Single Name
NAIC Designation (1)	Notional	Fair Value
(in millions)

1	$10	$-
2	-	-

	10	-
3	-	-
4	-	-
5	-	-
6	-	-

Total	$10	$-

December 31, 2010
Single Name
NAIC Designation (1)	Notional	Fair Value
(in millions)

1	$-	$-
2	-	-
	-	-
3	-	-
4	-	-
5	-	-
6	-	-
Total	$-	$-

The following table sets forth the composition of credit derivatives where the Company has written credit protection excluding embedded derivatives contained in externally-managed investments in European markets, by industry category as of the dates indicated.

	March 31, 2011		December 31, 2010
Industry	Notional	Fair Value	Notional	Fair Value
	(in millions)

Corporate Securities:
Finance	$10	$-	$-	$-

Total Credit Derivatives	$10	$-	$-	$-

The Company writes credit derivatives under which the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $10 million and $0 million notional of credit default swap (“CDS”) selling protection at March 31, 2011 and December 31, 2010, respectively. These credit derivatives generally have maturities of five years or less.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of March 31, 2011 and December 31, 2010, the Company had $7 million and $9 million of outstanding notional amounts, respectively, reported at fair value as a liability of $0.8 million and an asset of $0.3 million, respectively.

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

Commitments

The Company has made commitments to fund $20 million of commercial loans as of March 31, 2011. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $17 million as of March 31, 2011.

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

We are subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and we are subject to audit and examination for compliance with these requirements. We are currently being examined by a third party auditor on behalf of 33 U.S. jurisdictions for compliance with the unclaimed property laws of these jurisdictions. It is possible that this audit may result in additional payments of abandoned funds to U.S. jurisdictions and to changes in our practices and procedures for the identification of escheatable funds, which could impact claim payments and reserves, among other consequences.

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

Litigation and Regulatory Matters

The Company is subject to legal and regulatory actions in the ordinary course of its businesses. Pending legal and regulatory actions include proceedings relating to aspects of the Company’s businesses and operations that are specific to it and proceedings that are typical of the businesses in which it operates. In certain of these matters, the plaintiffs may seek large and/or indeterminate amounts, including punitive or exemplary damages. The outcome of litigation or a regulatory matter, and the amount or range of potential loss at any particular time, is often inherently uncertain.

In January 2011, a purported state-wide class action, Garcia v. The Prudential Insurance Company of America was dismissed by the Second Judicial District Court, Washoe County, Nevada. The complaint is brought on behalf of Nevada beneficiaries of life insurance policies sold by Prudential for which, unless the beneficiaries elected another settlement method, death benefits were placed in retained asset accounts that earn interest and are subject to withdrawal in whole or in part at any time by the beneficiaries. The complaint alleges that by failing to disclose material information about the accounts, Prudential wrongfully delayed payment and improperly retained undisclosed profits, and seeks damages, injunctive relief, attorneys’ fees and prejudgment and post-judgment interest. In February 2011, plaintiff appealed the dismissal. As previously reported, in December 2009, an earlier purported nationwide class action raising substantially similar allegations brought by the same plaintiff in the United States District Court for the District of New Jersey, Garcia v. Prudential Insurance Company of America, was dismissed. In December 2010, a purported state-wide class action complaint, Phillips v. Prudential Financial, Inc., was filed in the Circuit Court of the First Judicial Circuit, Williamson County, Illinois. The complaint makes allegations under Illinois law, substantially similar to the Garcia cases, on behalf of a class of Illinois residents whose death benefits were settled by retained assets accounts. In January 2011, the case was removed to the United States District Court for the Southern District of Illinois. In March 2011, the complaint was amended to drop Prudential Financial as a defendant and add Pruco Life Insurance Company as a defendant. The matter is now captioned Phillips v. Prudential Insurance and Pruco Life Insurance Company.

In July 2010, a purported nationwide class action that makes allegations similar to those in the Garcia and Phillips actions relating to retained asset accounts of beneficiaries of a group life insurance contract owned by the United States Department of Veterans Affairs (“VA Contract”) that covers the lives of members and veterans of the U.S. armed forces, Lucey et al. v. Prudential Insurance Company of America, was filed in the United States District Court for the District of Massachusetts. The complaint challenges the use of retained asset accounts to settle death benefit claims, asserting violations of federal and state law, breach of contract and fraud and seeking compensatory and treble damages and equitable relief. In October 2010, Prudential filed a motion to dismiss the complaint. In November 2010, a second purported nationwide class action brought on behalf of the same beneficiaries of the VA Contract, Phillips v. Prudential Insurance Company of America and Prudential Financial, Inc., was filed in the United States District Court for the District of New Jersey, and makes substantially the same claims. In November and December 2010, two additional actions brought on behalf of the same putative class, alleging substantially the same claims and the same relief, Garrett v. The Prudential Insurance Company of America and Prudential Financial, Inc. and Witt v. The Prudential Insurance Company of America were filed in the United States District Court for the District of New Jersey. In February 2011, Phillips, Garrett and Witt were transferred to the United States District Court for the Western District of Massachusetts by the Judicial Panel for Multi-District Litigation consolidated with the Lucey matter as In re Prudential Insurance Company of America SGLI/VGLI Contract Litigation. In March 2011, the motion to dismiss was denied.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

6.	CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

In September 2010, Huffman v. The Prudential Insurance Company, a purported nationwide class action brought on behalf of beneficiaries of group life insurance contracts owned by ERISA-governed employee welfare benefit plans was filed in the United States District Court for the Eastern District of Pennsylvania, alleging that using retained asset accounts in employee welfare benefit plans to settle death benefit claims violates ERISA and seeking injunctive relief and disgorgement of profits. Prudential moved to dismiss the complaint. In April 2011, Prudential withdrew its motion to dismiss the complaint.

In July 2010, the Company, along with other life insurance industry participants, received a formal request for information from the State of New York Attorney General’s Office in connection with its investigation into industry practices relating to the use of retained asset accounts. In August 2010, the Company received a similar request for information from the State of Connecticut Attorney General’s Office. The Company is cooperating with these investigations. The Company and Prudential have also been contacted by state insurance regulators and other governmental entities, including the U.S. Department of Veterans Affairs and Congressional committees regarding retained asset accounts. These matters may result in additional investigations, information requests, claims, hearings, litigation and adverse publicity.

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

Reinsurance amounts included in the Unaudited Interim Statement of Operations and Comprehensive Income in the first quarter of 2011 and 2010 are below.

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Gross premiums and policy charges and fee income	$78,070	$69,485
Reinsurance ceded	(47,205)	(47,258)

Net premiums and policy charges and fee income	$30,865	$22,227

Policyholders’ benefits ceded	$26,980	$19,877

Realized capital gains (losses) ceded, net, associated with reinsurance accounted for as derivatives	$(2,978)	$(1,230)

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

Reinsurance recoverables included in the Company’s Unaudited Interim Statements of Financial Position at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
Domestic life insurance - affiliated	$418,902	$407,516
Domestic individual annuities - affiliated	8,497	11,110
Domestic life insurance - unaffiliated	742	1,233

	$428,140	$419,858

Substantially all reinsurance contracts are with affiliates as of March 31, 2011 and December 31, 2010. These contracts are described further in Note 8 of the Unaudited Interim Financial Statements.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

7.	REINSURANCE (continued)

The gross and net amounts of life insurance in force as of March 31, 2011 and 2010 were as follows:

	2011	2010

	(in thousands)
Gross life insurance in force	$97,194,624	$95,888,811
Reinsurance ceded	(86,531,211)	(86,371,170)

Net life insurance in force	$10,663,413	$9,517,641

8.	RELATED PARTY TRANSACTIONS

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million in the first quarter of 2011 and 2010. The expense charged to the Company for the deferred compensation program was less than $1 million in the first quarter of 2011 and 2010.

The Company receives a charge to cover its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earning and length of service. While others are based on an account balance, which takes into consideration age, service and earnings during career.

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was less than $1 million in the first quarter of 2011 and 2010.

The Company’s share of net expense for the pension plans was less than $1 million in the first quarter of 2011 and 2010.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

Affiliated Asset Administration Fee Income

Effective April 15, 2009, the Company amended an existing agreement to add AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, as a party whereas the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $2.1 million and $0.6 million in the first quarter of 2011 and 2010, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Statements of Operations and Comprehensive Income.

Beginning October 1, 2002, in accordance with a servicing agreement with Prudential Investments LLC, the Company receives fee income from policyholder account balances invested in The Prudential Series Fund (“PSF”). Income received from Prudential Investments LLC, related to this agreement was $2 million and $1 million in the first quarter of 2011 and 2010, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Statements of Operations and Comprehensive Income.

Corporate Owned Life Insurance

The Company has sold two Corporate Owned Life Insurance, or “COLI”, policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI contracts was $1 billion at March 31, 2011 and December 31, 2010. Fees related to these COLI policies were $4 million and $3 million in the first quarter of 2011 and 2010, respectively.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

8.	RELATED PARTY TRANSACTIONS (continued)

Reinsurance with Affiliates

Pruco Life

Effective April 1, 2008, the Company entered into an agreement to reinsure certain variable COLI policies with Pruco Life. Reinsurance recoverables related to this agreement were $3 million and $5 million as of March 31, 2011 and December 31, 2010, respectively. Fees ceded to Pruco Life were less than $1 million in the first quarter of 2011, and $1 million in the first quarter of 2010, respectively. Benefits ceded were less than $1 million in the first quarter of 2011 and 2010. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

PARCC

The Company reinsures 90% of the risks under its term life insurance policies, written prior to January 1, 2010, through an automatic coinsurance agreement with PARCC. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $371 million and $360 million as of March 31, 2011 and December 31, 2010, respectively. Premiums ceded to PARCC in the first quarter of 2011 and 2010 were $33 million and $36 million, respectively. Benefits ceded in the first quarter of 2011 and 2010 were $17 million and $14 million, respectively. Reinsurance expense allowances, net of capitalization and amortization in the first quarter of 2011 and 2010 were $7 million and $8 million, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

PAR TERM

The Company reinsures 95% of the risks under its term life insurance policies issued on or after January 1, 2010, through an automatic coinsurance agreement with PAR TERM. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $14 million and $10 million as of March 31, 2011 and December 31, 2010. Premiums ceded to PAR TERM in the first quarter of 2011 and 2010 were $5 million and $1 million, respectively. Benefits ceded in the first quarter of 2011 and 2010 were less than $1 million. Reinsurance expense allowances, net of capitalization and amortization in the first quarter of 2011 and 2010 were less than $1 million.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. The reinsurance recoverables related to this agreement were $32 million as of March 31, 2011 and December 31, 2010. Premiums and fees ceded to Prudential Insurance in the first quarter of 2011 and 2010 were $9 million. Benefits ceded in the first quarter of 2011 and 2010 were $9 million and $6 million, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

Pruco Re

The Company has entered into reinsurance agreements with Pruco Re as part of its risk management and capital management strategies. Fees ceded on this agreement are included in “Realized investment gains/ (losses), net” on the financial statements.

Since 2005 the Company reinsures 100% of the risk on its Lifetime Five benefit feature sold on certain of its annuities through an automatic coinsurance agreement with Pruco Re. Fees ceded on this agreement were $0.3 million and $0.3 million in the first quarter of 2011 and 2010, respectively.

Since 2005 the Company reinsures 100% of the risk on its Spousal Lifetime Five benefit feature. Fees ceded on this agreement were $0.04 million and $0.04 million in the first quarter of 2011 and 2010, respectively.

The Company’s reinsurance recoverables related to the above product reinsurance agreements was $8 million and $11 million as of March 31, 2011 and December 31, 2010, respectively. Realized losses ceded were $3 million and $1 million in the first quarter of 2011 and 2010, respectively. The underlying asset is reflected in “Reinsurance recoverables” in the Company’s Unaudited Interim Consolidated Statements of Financial Position.

Debt Agreements

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

8.	RELATED PARTY TRANSACTIONS (continued)

The Company and its parent, Pruco Life, have an agreement with an affiliate, Prudential Funding, LLC, which allows it to borrow funds for working capital and liquidity needs. The borrowings under this agreement are limited to $200 million. The Company had $8 million debt outstanding to Prudential Funding, LLC in the first quarter of 2011, compared to none in the first quarter of 2010.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A,”) addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of March 31, 2011, compared with December 31, 2010, and its results of operations for the three months ended March 31, 2011 and 2010. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, the statements under “Forward-Looking Statements” and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Pruco Life Insurance Company of New Jersey, or the “Company,” is a wholly owned subsidiary of the Pruco Life Insurance Company, or “Pruco Life,” which in turn is a wholly owned subsidiary of The Prudential Insurance Company of America, or “Prudential Insurance.” Prudential Insurance is an indirect wholly owned subsidiary of Prudential Financial, Inc., or “Prudential Financial.”

The Company sells variable annuities, universal life insurance, variable life insurance, and term life insurance, primarily through third party distributors in the United States. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure, as the legal barriers that have historically segregated the markets of the financial services industry have been changed. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels.

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

The Company offers variable annuities that provide our customers with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed death and living benefits. The benefit features contractually guarantee the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), and/or (3) the highest contract value on a specified date minus any withdrawals (“contract” value). These guarantees may include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. Our latest optional living benefits guarantee features the ability to make withdrawals based on the highest daily contract value plus a minimum return, credited for a period of time. This highest daily guaranteed contract value is accessible through periodic withdrawals for the life of the contractholder, and not as a lump-sum surrender value.

Our variable annuity investment options provide our customers with the opportunity to invest in proprietary and non-proprietary mutual funds, frequently under asset allocation programs, and fixed-rate accounts. The investments made by customers in the proprietary and non-proprietary mutual funds generally represent separate account interests that provide a return linked to an underlying investment portfolio. The general account investments made in the fixed rate accounts are credited with interest at rates we determine, subject to certain minimums. We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain investments made in the fixed-rate accounts of our variable annuities and certain fixed annuities impose a market value adjustment if the invested amount is not held to maturity. Based on the contractual terms, the market value adjustment can be positive, resulting in an additional amount for the contractholder, or negative, resulting in a deduction from the contractholder’s account value or redemption proceeds.

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

The asset transfer feature, included in the design of certain optional living benefits, transfers assets between the variable investments selected by the annuity contractholder and, depending on the benefit feature, a fixed rate account in the general account or a bond portfolio within the separate account. The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including the impact of investment performance on the contractholders’ total account value. In general, negative investment performance may result in transfers to either a fixed rate account in the general account or a bond portfolio within the separate account, and positive investment performance may result in transfers back to contractholder-selected investments. Overall, the asset transfer feature is designed to help mitigate our exposure, and the exposure of the contractholders’ account value, to equity market risk and market volatility. Beginning in 2009, our offerings of optional living benefit features associated with currently-sold variable annuity products all include an asset transfer feature, and in 2009 we discontinued any new sales of optional living benefit features without an asset transfer feature. Other product design elements we utilize for certain products to manage these risks include asset allocation restrictions and minimum issuance age requirements. As of March 31, 2011, approximately $3.0 billion or 83% of total variable annuity account values contain a living benefit feature, compared to approximately $2.4 billion or 79% as of December 31, 2010. As of March 31, 2011, approximately $2.7 billion or 88% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $2.0 billion or 86% as of December 31, 2010. As of March 31, 2011, approximately $0.4 billion or 12% of variable annuity account values with living benefit features did not include an asset transfer feature in the product design, compared to $0.3 billion or 14% as of December 31, 2010. The increase in account values with living benefits and the asset transfer feature reflects the impact of new business sales in the first quarter of 2011 and market appreciation.

As mentioned above, in addition to our asset transfer feature, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance arrangements. In the reinsurance affiliate, equity options and futures as well as interest rate derivatives are purchased to hedge certain living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. Prior to the third quarter of 2010, our hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by GAAP, excluding the impact of the market-perceived risk of non-performance, with capital market derivatives. In the third quarter of 2010, the hedging strategy was revised as, in the low interest rate environment, management of the Company and the reinsurance affiliate did not believe the GAAP value of the embedded derivative liability to be an appropriate measure for determining the hedge target and as such certain risk margins are not hedged. The new hedge target is grounded in a GAAP/capital markets valuation framework but incorporates modifications to the risk-free return assumption to account for the fact that the underlying customer separate account funds which support these living benefits are invested in assets that contain risk. The modifications include the removal of a volatility risk margin embedded in the valuation technique used to fair value the embedded derivative liability under GAAP, and the inclusion of a credit spread over the risk-free rate used to estimate future growth of bond investments in the customer separate account funds. This new strategy will result in differences each period between the change in the value of the embedded derivative liability as defined by GAAP and the change in the value of the hedge positions, potentially increasing volatility in GAAP earnings in the Company and the reinsurance affiliate, and increasing volatility in the amortization of deferred acquisition and other costs of the Company as a result of the gross profits impact. Consistent with sound risk management practices, management of the Company and the reinsurance affiliate evaluate hedge levels versus the target given overall capital considerations of our ultimate parent Company, Prudential Financial Inc. and its subsidiaries, and prevailing capital market conditions and may decide to temporarily hedge to an amount that differs from the hedge target definition.

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

Variable Life Insurance

The Company offers a number of individual variable life insurance products which represent 22% of our net individual life insurance in force at March 31, 2011. Variable products provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account and /or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates we determine that vary periodically based on our portfolio rate. In the separate accounts, the policyholder bears the fund performance risk. Each product provides for the deduction of charges and expenses from the customer’s contract fund. The Company also offers a variable product that has the same basic features as our variable universal life product but also allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance.

A significant portion of the Company’s insurance profits are associated with our large in force block of variable policies. Profit patterns on these policies are not level and as the policies age, insureds generally begin paying reduced policy charges. This, coupled with net policy count and insurance in force runoff over time, reduces our expected future profits from this product line. Asset management fees and mortality and expense fees are a key component of variable life product profitability and vary based on the average daily net asset value. Due to policyholder options under some of the variable life contracts, lapses driven by unfavorable equity market performance may occur on a quarter lag with the market risk during this period being borne by the Company.

Term Life Insurance

The Company offers a variety of term life insurance products which represent 72% of our net individual life insurance in force at March 31, 2011, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

The Company’s profits from term insurance are not expected to directly correlate, from a timing perspective, with the increase in term insurance in force. This results from uneven product profitability patterns.

Universal Life Insurance

The Company offers universal life insurance products which represent 6% of our net individual life insurance in force at March 31, 2011. Universal life insurance products feature a fixed crediting rate that varies periodically based on portfolio returns, subject to certain minimums, flexible premiums and a choice of guarantees against lapse. Universal life policies provide for the deduction of charges and expenses from the policyholders’ contract fund.

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

Changes in Financial Position

March 31, 2011 versus December 31, 2010

Total assets increased $0.793 billion, from $7.462 billion at December 31, 2010 to $8.255 billion at March 31, 2011. Separate account assets increased $0.722 billion, from $5.038 billion at December 31, 2010 to $5.760 billion at March 31, 2011, primarily driven by both increased annuity deposits that resulted in positive net flows, and improvements in equity markets.

Fixed maturities increased by $27 million from $1.065 billion at December 31, 2010 to $1.092 billion at March 31, 2011. This increase was primarily driven by investment of cash flows from operations, reinvestment of investment income, and unrealized gains on fixed maturities in the current year resulting from a narrowing of credit spreads that increased the market value of these securities. Partially offsetting this increase were transfers of account balances to the separate account variable investment options from the fixed investment options backed by our general account due to an asset transfer feature on certain variable annuity contracts.

Reinsurance recoverables increased by $8 million from $420 million at December 31, 2010 to $428 million at March 31, 2011 driven by continued growth in the term life in force covered under Prudential Arizona Reinsurance Captive Company, or “PARCC”, Prudential Arizona Reinsurance Term Company, or “PAR TERM” and Prudential Arizona Reinsurance III Company, or “PAR III”, agreements. The increase in reinsurance recoverables was partially offset by a decrease in the reinsured liability for variable annuity living benefit embedded derivatives due to a decrease in the present value of future expected benefit payments primarily driven by the impact of favorable equity markets.

Deferred policy acquisition costs increased by $26 million from $366 million at December 31, 2010, to $392 million at March 31, 2011. The increase is primarily driven by the capitalization of acquisition costs from the growth in sales of annuity products.

Total liabilities increased by $764 million, from $6.835 billion at December 31, 2010 to $7.599 billion at March 31, 2011, primarily due to an increase in separate account liabilities of $722 million, driven mainly by positive net flows and improvements in equity markets described above. Policyholder account balances increased $7 million, from $1.054 billion at December 31, 2010 to $1.061 billion at March 31, 2011, primarily driven by continued growth in universal life in force. Future policy benefits and other policyholder liabilities decreased by $5 million, from $503 million at December 31, 2010 to $498 million at March 31, 2011, primarily driven by a decrease in the liability for variable annuity living benefit embedded derivatives due to a decrease in the present value of future expected benefit payments primarily driven by the impact of favorable equity markets, partially offset by an increase in life reserves associated with term in force growth.

1. Results of Operations

March 2011 to March 2010 Three Months Comparison

	Three Months ended March 31,
	2011	2010
Operating results:	(in thousands)
Revenues:
Annuity Products	$44,659	$17,749
Life Products and Other	35,432	35,801

	$80,091	$53,550

Benefits and expenses:
Annuity Products	$14,396	$10,235
Life Products and Other	23,161	20,599

	$37,557	$30,834

Income from Operations before Income Taxes
Annuity Products	$30,263	$7,514
Life Products and Other	12,271	15,202

	$42,534	$22,716

Annuity Products

Income from Operations before Income Taxes

2011 to 2010 Three Month Comparison. Income from Operations before Income Taxes increased $22 million from $8 million in the first quarter of 2010 to $30 million in the first quarter of 2011. The increase was primarily driven by a favorable variance in the mark-to-market of the embedded derivatives associated with our non-reinsured living benefit features of our variable annuity products, primarily due to higher interest rates and favorable equity markets. Also contributing to the increase was higher fee income, net of higher distribution costs, driven by higher variable annuity asset balances invested in separate accounts. The increase in separate account balances was due to positive net flows, net market appreciation, and net transfers of balances from the general account to the separate accounts over the past twelve months.

We amortize DAC/DSI over the expected lives of the contracts based on the level and timing of gross profits on the underlying Annuity products. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial, Inc., (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, Inc., including reinsurance agreements, as discussed in Note 8 to the Unaudited Interim Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the economics of the products.

As shown in the following table, income from operations for the first quarter of 2011 and 2010 included approximately $1 million in benefits related to adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing DAC and DSI.

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Amortization of DAC and DSI (1)	Reserves for GMDB /GMIB (2)	Total	Amortization of DAC and DSI (1)	Reserves for GMDB /GMIB (2)	Total
	(in thousands)
Quarterly market performance adjustments	$502	$105	$607	$430	$253	$683
Quarterly adjustments for current period experience	$176	$75	$251	$351	$430	$781

Total	$678	$180	$858	$781	$683	$1,464

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and deferred sales inducements, or DSI.

(2)

Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.

As shown in the table above, results for both periods include quarterly updates for the impact of fund performance on our DAC/DSI amortization and GMDB/GMIB reserves for our variable annuity products. Results for the first quarter of 2011 included $0.6 million of benefits associated with these quarterly updates due to overall favorable market performance. The actual rates of return on annuity account values for the first quarter of 2011 was 3.4% compared to our expected rate of return of 1.8%. The first quarter of 2010 updates resulted in benefits of $0.7 million due to favorable market performance. The actual rate of return on annuity account values for the first quarter of 2010 was 3.3% compared to our previously expected rate of return of 2.0%.

We derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets are projected to grow at the long-term expected rate of return for the entire period. The near-term future projected return across all contract groups is 7.5% per annum as of March 31, 2011, or approximately 1.9% per quarter. Beginning in the fourth quarter of 2008 and continuing through the first quarter of 2011, the projected near-term future annual rate of return calculated using the reversion to the mean approach for some contract groups was greater than our maximum future rate of return assumption across all asset types for this business. In those cases, we utilize the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. The near-term blended maximum future rate of return, for these impacted contract groups, under the reversion to the mean approach is 9.7% at the end of the first quarter of 2011. Included in the blended maximum future rate are assumptions for returns on various asset classes, including a 5.7% annual weighted average rate of return on fixed income investments and a 13% annual maximum rate of return on equity investments.

The benefits in the first quarter of 2011 and 2010 for the quarterly adjustments for current period experience shown in the table above primarily reflect the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. The unfavorable variance related to the amortization of DAC/DSI was primarily driven by differences in market conditions in first quarter of 2010 compared to first quarter of 2011. The unfavorable variance related to the adjustment to the GMDB/GMIB reserves was primarily driven by differences in actual lapse experience and contract guarantee claim costs in first quarter of 2010 compared to first quarter of 2011.

Revenues

2011 to 2010 Three Month Comparison. Revenues increased $27 million from $18 million in the first quarter of 2010 to $45 million in the first quarter of 2011.

Net Realized Investment Gains increased $19 million from $6 million in the first quarter of 2010 to $25 million in the first quarter of 2011, driven by the mark-to-market of embedded derivatives associated with our non-reinsured living benefit features of our variable annuity products, as discussed above.

Policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on policyholders’ fund balances, increased $7 million from $6 million in the first quarter of 2010 to $13 million in the first quarter of 2011. The increase was primarily driven by higher average separate account asset balances due to net market appreciation and positive net flows from new business sales between the first quarter of 2010 and the first quarter of 2011.

Asset administration fees increased by $2 million from $1 million in the first quarter of 2010 to $3 million in the first quarter of 2011, primarily due to higher separate account asset balances, as discussed above.

Benefits and Expenses

2011 to 2010 Three Month Comparison. Benefits and expenses increased $4 million from $10 million in the first quarter of 2010 to $14 million in the first quarter of 2010, primarily driven by an increase in general, administrative and other expenses due to higher business development costs and higher net distribution expenses driven by higher sales as discussed above.

Life Products and Other

Income from Operations before Income Taxes

2011 to 2010 Three Month Comparison. Income from Operations before Income Taxes decreased $3 million from $15 million in the first quarter 2010 to $12 million in the first quarter of 2011, due to an increase in Policyholders’ benefits, including interest credited to policyholders’ account balances driven by term life and universal life reserve growth attributable to continued sales and in force growth.

Revenues

2011 to 2010 Three Month Comparison. Revenues of $35 million in the first quarter of 2011 remained relatively flat with the first quarter of 2010 of $35 million. Increases in Policy charges and fee income of $2 million were offset by a decrease in realized gains of $2 million.

Policy charges and fee income, consisting primarily of mortality and expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, increased by $2 million from $13 million in the first quarter of 2010 to $15 million in the first quarter of 2011.

Net realized investment gains decreased $2 million, from a gain of $2 million in the first quarter of 2010 to a loss of $0.05 million in the first quarter of 2011. The decrease reflects lower gains on investments in derivatives and fixed maturities.

Benefits and Expenses

2011 to 2010 Three Month Comparison. Total benefits and expenses of $23 million in the first quarter of 2011 increased by $2 million, from $21 million in the first quarter of 2010.

Policyholders’ benefits, including interest credited to policyholders’ account balances, increased by $2 million, from $7 million in the first quarter of 2010 to $9 million in the first quarter of 2011, primarily due to term life and universal life reserve growth attributable to continued sales and in force growth.

Income Taxes

The income tax provision amounted to an expense of $13 million in the first quarter of 2011 compared to an expense of $6 million in the first quarter of 2010 primarily driven by higher pre-tax income.

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

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2010, current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 14, 2011, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2010 or first quarter 2011 results.

In December 2006, the IRS completed all fieldwork with respect to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of an industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 tax years, the Company agreed to such adjustment. The report, with the adjustment to the DRD, was submitted to the Joint Committee on Taxation in October 2008. The Company was advised on January 2, 2009 that the Joint Committee completed its consideration of the report and took no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a $157 million refund was received by the Company’s parent, Prudential Financial, in February 2009. The Company believed that its return position with respect to the calculation of the DRD was technically correct. Therefore, the Company filed protective refund claims on October 1, 2009 to recover the taxes associated with the agreed upon adjustment. The IRS issued an Industry Director Directive (“IDD”) in May 2010 stating that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. The Company’s parent, Prudential Financial, has received a refund of approximately $3 million which represents the taxes associated with the previously agreed upon DRD adjustment plus interest. This activity had no impact on the Company’s 2010 or first quarter 2011 results.

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

Cash Flow

The principal sources of the Company’s liquidity are premiums and annuity considerations, investment and fee income, and investment maturities. The principal uses of that liquidity include benefits, claims, dividends paid to policyholders, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, and payments in connection with financing activities. As a result of the launch of its new annuity product line in March 2010, as discussed above, the Company has seen and expects to continue to see the overall level of these activities to increase.

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

Individual life insurance policies are less susceptible to withdrawal than our annuity reserves and deposit liabilities because policyholders may be subject to a new underwriting process in order to obtain a new insurance policy. Our annuity reserves with guarantee features may be less susceptible to withdrawal than historical experience indicates, due to the current value of these guarantee features to policyholders as a result of market declines in recent years

Gross account withdrawals amounted to approximately $28 million and $43 million in the first quarter of 2011 and 2010, respectively. Because these withdrawals were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities and public equity securities. As of March 31, 2011 and December 31, 2010, the Company had liquid assets of $1.2 billion. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $94.0 million and $95.4 million as of March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011, $992 million, or 91%, of the fixed maturity investments company general account portfolios were rated investment grade. The remaining $100 million, or 9%, of these fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

In the second quarter of 2010 Prudential Financial changed the focus of the capital hedge program from the equity price risk associated with the annuities business to a broader view of equity market exposure of the statutory capital of Prudential Financial and its subsidiaries, as a whole. To affect this change, the capital hedge program was terminated and equity index-linked derivative transactions were entered into that are designed to mitigate the overall impact on statutory capital of a severe equity market stress event on Prudential Financial and its subsidiaries, as a whole. The program now focuses on tail risk rather than general equity market declines in order to protect statutory capital in a more cost-effective manner under stress scenarios. Prudential Financial assesses the composition of the hedging program on an ongoing basis and may change it from time to time based on an evaluation of its risk position or other factors.

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

Certain of the Company’s statutory reserves are ceded to an affiliated offshore captive reinsurance company. A reinsurance trust is established by the affiliated offshore captive reinsurance company to satisfy reinsurance reserve credit requirements. These reserve credits allow the Company to reduce the level of statutory capital it is required to hold. Reinsurance credit reserve requirements can move materially in either direction due to changes in equity markets and interest rates, actuarial assumptions and other factors. Higher reinsurance credit reserve requirements would necessitate depositing additional assets in the statutory reserve credit trusts, while lower reinsurance credit reserve requirements would allow assets to be removed from the statutory reserve credit trusts. We expect Prudential Financial would satisfy those additional needs through a combination of funding the reinsurance credit trusts with available cash, loans from Prudential Financial and/or affiliates and assets pledged to our affiliated offshore captive reinsurance company as collateral for hedging positions related to our living benefit features. Prudential Financial also continues to evaluate other options to address reserve credit needs such as obtaining letters of credit. During the first quarter of 2011, the need to fund the captive reinsurance trust fell by $5 million due to favorable equity market conditions.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2011. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended March 31, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting

PART II—OTHER INFORMATION

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

In March 2011, the four purported nationwide class actions challenging the use of retained assets accounts to pay death benefits to beneficiaries of a group life policy insuring members of the armed forces and veterans, were consolidated as In re Prudential Insurance Company of America SGLI/VGLI Contract Litigation in the United States District Court for the Western District of Massachusetts. In March 2011, Prudential’s motion to dismiss was denied. In April 2011, Prudential withdrew its motion to dismiss the complaint in Huffman v. The Prudential Insurance Company, a nationwide class action alleging that the use of retained asset accounts to settle death claims in employee welfare plans violates ERISA. In March 2011, an amended complaint was filed in the Illinois state class action challenging the use of retained asset accounts to pay death benefits from individual policies under Illinois law adding Pruco Life Insurance Company as a defendant.

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

The foregoing discussion is limited to recent material developments concerning our legal and regulatory proceedings. See Note 6 to the Unaudited Interim Consolidated Financial Statements included herein for additional discussion of our litigation and regulatory matters, including the above matter.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

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

By: /s/ Steven Weinreb
Steven Weinreb
Chief Accounting Officer
(Authorized Signatory and Principal Accounting and Financial Officer)

Date:   May 13, 2011