Form 10-Q
period 2011-06-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2011-08-12
CIK 1038509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 12, 2011, 400,000 shares of the Registrant’s Common Stock (par value $5), were outstanding. As of such date, Pruco Life Insurance Company, an Arizona company and an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey Corporation, owned all of the Registrant’s Common Stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Financial Position

As of June 30, 2011 and December 31, 2010 (in thousands, except share amounts)

	June 30, 2011	December 31, 2010
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2011 - $ 1,079,655; 2010 - $1,007,655)	$1,148,430	$1,064,541
Equity securities available for sale, at fair value (cost, 2011 - $ 2,302; 2010 - $ 2,301)	2,021	2,074
Policy loans	177,201	175,514
Short-term investments	7,941	7,409
Commercial mortgage and other loans	191,456	182,437
Other long-term investments	18,942	16,913

Total investments	1,545,991	1,448,888
Cash and cash equivalents	106,628	87,961
Deferred policy acquisition costs	392,809	365,970
Accrued investment income	16,744	16,365
Reinsurance recoverable	443,625	419,858
Receivables from parent and affiliates	26,175	25,833
Deferred sales inducements	60,831	51,106
Other assets	7,632	8,293
Separate account assets	6,009,958	5,038,051

TOTAL ASSETS	$8,610,393	$7,462,325

LIABILITIES AND EQUITY LIABILITIES
Policyholders’ account balances	$1,066,713	$1,053,807
Future policy benefits and other policyholder liabilities	527,562	503,354
Cash collateral for loaned securities	10,024	413
Securities sold under agreement to repurchase	12,173	2,957
Income taxes payable	118,468	120,248
Short-term debt to affiliates	42,018	—
Payables to parent and affiliates	3,631	5,837
Other liabilities	125,578	109,969
Separate account liabilities	6,009,958	5,038,051

TOTAL LIABILITIES	7,916,125	6,834,636

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)

EQUITY
Common stock, ($5 par value; 400,000 shares, authorized; issued and outstanding)	2,000	2,000
Additional paid-in capital	190,742	169,742
Retained earnings	471,033	430,663
Accumulated other comprehensive income	30,493	25,284

TOTAL EQUITY	694,268	627,689

TOTAL LIABILITIES AND EQUITY	$8,610,393	$7,462,325

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Operations and Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2011 and 2010 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES

Premiums	$4,002	$4,250	$6,936	$7,791
Policy charges and fee income	33,073	19,480	61,004	38,166
Net investment income	18,957	19,404	38,046	38,494
Asset administration fees	5,794	2,507	10,087	4,835
Other income	671	1,234	1,616	2,534

Realized investment (losses)/gains, net;
Other-than-temporary impairments on fixed maturity securities	—	(8,250)	(2,644)	(11,888)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	—	6,797	2,596	10,366
Other realized investment (losses)/gains, net	(2,195)	(6,387)	22,752	2,287

Total realized investment (losses)/gains, net	(2,195)	(7,840)	22,704	765

Total revenues	60,302	39,035	140,393	92,585

BENEFITS AND EXPENSES

Policyholders’ benefits	9,664	9,842	19,330	16,676
Interest credited to policyholders’ account balances	10,989	15,314	21,120	25,638
Amortization of deferred policy acquisition costs	16,834	24,875	26,296	34,225
General, administrative and other expenses	8,703	5,956	17,002	10,281

Total benefits and expenses	46,190	55,987	83,748	86,820

Income/(Loss) from operations before income taxes	14,112	(16,952)	56,645	5,765

Income tax expense/(benefit)	3,521	(5,051)	16,275	1,114

NET INCOME/(LOSS)	10,591	(11,901)	40,370	4,651

Change in net unrealized investment gains and changes in foreign currency translation, net of taxes (1)	5,981	8,153	5,209	14,518

COMPREHENSIVE INCOME/(LOSS)	$16,572	$(3,748)	$45,579	$19,169

(1)	Amounts are net of tax expense of $3 million and $4 million for the three months ended June 30, 2011 and 2010, respectively, and $3 million and $8 million for the six months ended June 30, 2011 and 2010, respectively

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Stockholder’s Equity

Three Months Ended June 30, 2011 and June 30, 2010 (in thousands)

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Total Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2010	$2,000	$169,742	$430,663	$25,284	$627,689

Net income	—	—	40,370	—	40,370

Contributed Capital	—	21,000	—	—	21,000

Change in foreign currency translation adjustments, net of taxes	—	—	—	70	70

Change in net unrealized investment gains, net of taxes	—	—	—	5,139	5,139

Balance, June 30, 2011	$2,000	$190,742	$471,033	$30,493	$694,268

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Total Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2009	$2,000	$168,998	$332,718	$9,936	$513,652

Net income	—	—	4,651	—	4,651

Contributed Capital	—	10	—	—	10

Change in foreign currency translation adjustments, net of taxes	—	—	—	(92)	(92)

Change in net unrealized investment gains, net of taxes	—	—	—	14,610	14,610

Balance, June 30, 2010	$2,000	$169,008	$337,369	$24,454	$532,831

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Cash Flows

Six Months Ended June 30, 2011, and 2010 (in thousands)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:

Net income/(loss)	$40,370	$4,651
Adjustments to reconcile net income to net cash used in operating activities:
Policy charges and fee income	(16,380)	(14,968)
Interest credited to policyholders’ account balances	21,120	25,638
Realized investment (gains), net	(22,704)	(765)
Amortization and other non-cash items	(1,277)	(2,038)
Change in:
Future policy benefits and other insurance liabilities	46,211	52,123
Reinsurance recoverable	(26,149)	(36,749)
Accrued investment income	(379)	(459)
Receivables from parent and affiliates	(1,012)	(3,966)
Payable to parent and affiliates	(2,206)	(1,174)
Deferred policy acquisition costs	(31,684)	11,671
Income taxes payable	(4,585)	(19,804)
Deferred sales inducements	(13,388)	(7,064)
Other, net	(22,159)	(2,082)

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	(34,222)	5,014

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities available for sale	78,044	73,620
Policy loans	8,984	8,533
Commercial mortgage loans	14,194	2,041
Equity securities	473	—
Payments for the purchase of:
Fixed maturities available for sale	(147,697)	(94,821)
Policy loans	(6,944)	(8,700)
Commercial mortgage loans	(23,433)	(6,700)
Equity securities	(296)	—
Notes receivable from parent and affiliates, net	1,596	3,450
Other long term-investments, net	(1,128)	(8,685)
Short-term investments, net	(520)	17,360

CASH FLOWS USED IN INVESTING ACTIVITIES	(76,727)	(13,902)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:

Policyholders’ account deposits	73,248	91,879
Policyholders’ account withdrawals	(59,666)	(80,886)
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	18,828	(20,218)
Contributed capital	21,000	10
Net change in financing arrangements (maturities 90 days or less)	76,206	5,186

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	129,616	(4,029)

Net decrease in cash and cash equivalents	18,667	(12,917)
Cash and cash equivalents, beginning of year	87,961	32,601

CASH AND CASH EQUIVALENTS, END OF PERIOD	$106,628	$19,684

See Notes to Unaudited Interim Financial Statements

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

1. BUSINESS AND BASIS OF PRESENTATION

Pruco Life Insurance Company of New Jersey, or the “Company,” is a wholly owned subsidiary of the Pruco Life Insurance Company, or “Pruco Life,” which in turn is a wholly owned subsidiary of The Prudential Insurance Company of America, or “Prudential Insurance.” Prudential Insurance is an indirect wholly owned subsidiary of Prudential Financial, Inc., or “Prudential Financial.” The Company sells variable annuities, universal life insurance, variable life insurance, and term life insurance, primarily through third party distributors only in New Jersey and New York, United States.

Beginning in March 2010, Prudential Annuities Life Assurance Corporation (“PALAC”), an affiliate of the Company, ceased offering its existing variable annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product line in Pruco Life Insurance Company of New Jersey (and Pruco Life Insurance Company for the version of the product sold outside of New York). In general, the new product line offers the same optional living benefits and optional death benefits as offered by PALAC’s existing variable annuities. However, subject to applicable contractual provisions and administrative rules, PALAC will continue to accept subsequent purchase payments on in force contracts under existing annuity products. These initiatives were implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. In addition, by limiting its variable annuity offerings to a single product line, the Prudential Annuities business unit of Prudential Financial expects to convey a more focused, cohesive image in the marketplace.

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

The most significant estimates include those used in determining deferred policy acquisition costs and related amortization; amortization of sales inducements; value of investments including derivatives and the recognition of other-than-temporary impairments; future policy benefits including guarantees; provision for income taxes and value of deferred tax assets; and reserves for contingent liabilities, including reserves for losses in connection with unresolved legal matters.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments in Debt and Equity Securities and Commercial Mortgage and Other Loans

The Company’s investments in debt and equity securities include fixed maturities; equity securities; and short-term investments. The accounting policies related to these, as well as commercial mortgage and other loans, are as follows:

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available for sale” are carried at fair value. See Note 4 for additional information regarding the determination of fair value. Interest income, as well as the related amortization of premium and accretion of discount, is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral, including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments recognized in earnings and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For asset-backed and mortgage-backed securities rated below AA, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as “available for sale,” net of tax, and

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

the effect on deferred policy acquisition costs, deferred sales inducements, future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).”

Equity securities available for sale are comprised of common stock, non-redeemable preferred stock, and perpetual preferred stock, and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on deferred policy acquisition costs, deferred sales inducements, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).” The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income” when declared.

Commercial mortgage and other loans consist of commercial mortgage loans, and agricultural loans. Commercial mortgage loans are broken down by class which is based on property type (industrial properties, retail, office, multi-family/apartment, hospitality, and other). Commercial mortgage and other loans originated and held for investment are generally carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses and net of an allowance for losses. Commercial mortgage loans originated within the Company’s commercial mortgage operations include loans held for investment which are reported at amortized cost net of unamortized deferred loan origination fees and expenses and net of an allowance for losses Commercial mortgage and other loans acquired, including those related to the acquisition of a business, are recorded at fair value when purchased, reflecting any premiums or discounts to unpaid principal balances.

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

Loans are reported at carrying value, and the allowance for losses includes a loan specific reserve for each impaired loan that has a specifically identified loss and a portfolio reserve for probable incurred but not specifically identified losses. For impaired commercial mortgage and other loans, the allowances for losses are determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or based upon the fair value of the collateral if the loan is collateral dependent. The portfolio reserves for probable incurred but not specifically identified losses in the commercial mortgage and agricultural loan portfolio segments considers the current credit composition of the portfolio based

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

on an internal quality rating, (as described above). The portfolio reserves are determined using past loan experience, including historical credit migration, loss probability and loss severity factors by property type. Historical credit migration, loss rates and loss severity factors are updated each quarter based on the Company’s actual loan experience, and are considered together with other relevant qualitative factors in making the final portfolio reserve calculations.

The allowance for losses on commercial mortgage and other loans can increase or decrease from period to period based on the factors noted above. “Realized investment gains (losses), net” includes changes in the allowance for losses “Realized investment gains (losses), net” also includes gains and losses on sales, certain restructurings, and foreclosures.

When a commercial mortgage or other loan is deemed to be uncollectible, any specific valuation allowance associated with the loan is reversed and a direct write down to the carrying amount of the loan is made. The carrying amount of the loan is not adjusted for subsequent recoveries in value.

“Short-term investments” primarily consist of highly liquid debt instruments with a maturity of greater than three months and less than twelve months when purchased.” These investments are generally carried at fair value and include certain money market investments, short-term debt securities issued by government sponsored entities and other highly liquid debt instruments.

Realized investment gains (losses) are computed using the specific identification method. Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for net other-than-temporary impairments recognized in earnings. Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, recoveries of principal on previously impaired securities, allowance for losses on commercial mortgage and other loans and fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment.

The Company’s available for sale securities with unrealized losses are reviewed quarterly to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, the Company considers several factors including, but not limited to the following: (1) the extent and the duration of the decline; (2) the reasons for the decline in value (credit event, currency or interest-rate related, including general credit spread widening); and (3) the financial condition of and near-term prospects of the issuer. With regard to available-for-sale equity securities, the Company also considers the ability and intent to hold the investment for a period of time to allow for a recovery of value. When it is determined that a decline in value of an equity security is other-than-temporary, the carrying value of the equity security is reduced to its fair value, with a corresponding charge to earnings.

Under the authoritative guidance for the recognition and presentation of other-than-temporary impairments for debt securities, an other-than-temporary impairment must be recognized in earnings for a debt security in an unrealized loss position when an entity either (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. For all debt securities in unrealized loss positions that do not meet either of these two criteria, the guidance requires that the Company analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. The Company may use the estimated fair value of collateral as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment, an other-than-temporary impairment is recognized.

Under the authoritative guidance for the recognition and presentation of other-than-temporary impairments, when an other-than-temporary impairment of a debt security has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, the other-than-temporary impairment recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For other-than-temporary impairments of debt securities that do not meet these criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and its net present value calculated as described above. Any difference between the fair value and the net present value of the debt security at the impairment measurement date is recorded in “Other comprehensive income (loss).” Unrealized gains or losses on securities for which an other-than-temporary impairment has been recognized in earnings is tracked as a separate component of “Accumulated other comprehensive income (loss).”

For debt securities, the split between the amount of an other-than-temporary impairment recognized in other comprehensive income and the net amount recognized in earnings is driven principally by assumptions regarding the amount and timing of projected cash flows. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including prepayment assumptions, and are based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates include assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company has developed these estimates using information based on its

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security, such as the general payment terms of the security and the security’s position within the capital structure of the issuer.

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

Asset Administration Fees

The Company receives asset administration fee income from policyholders’ account balances invested in The Prudential Series Funds or, “PSF,” which are a portfolio of mutual fund investments related to the Company’s separate account products. Also, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust Funds (see Note 8 to the Financial Statements). In addition, the Company receives fees from policyholders’ account balances invested in funds managed by companies other than Prudential Insurance. Asset administration fees are recognized as income when earned.

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, financial indices, or the values of securities. Derivative financial instruments generally used by the Company include swaps, futures, forwards and options which are contracted in the over-the-counter market with an affiliate. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models. Values can be affected by changes in interest rates, financial indices, values of securities, credit spreads, market volatility, expected returns, non-performance risks and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and non performance risk, used in valuation models.

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

Derivatives are recorded either as assets, within “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives, which are recorded with the associated host contract. The Company nets the fair value of all derivative financial instruments with its affiliated counterparty for which a master netting arrangement has been executed. As discussed below and in Note 5, all realized and unrealized changes in fair value of derivatives, with the exception of the effective portion of cash flow hedges are recorded in current earnings. Cash flows from these derivatives are reported in the operating and investing activities sections in the Statements of Cash Flows based on the nature and purpose of the derivative.

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

If it is determined that a derivative no longer qualifies as an effective cash flow hedge, or management removes the hedge designation, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in “Realized investment gains (losses), net.” The component of “Accumulated other comprehensive income (loss)” related to discontinued cash flow hedges is amortized to the income statement line associated with the hedged cash flows consistent with the earnings impact of the original hedged cash flows.

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

Adoption of New Accounting Pronouncements

In July 2010, the FASB issued updated guidance that requires enhanced disclosures related to the allowance for credit losses and the credit quality of a company’s financing receivable portfolio. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The Company adopted this guidance effective December 31, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning after December 15, 2010. The required disclosures are included above and in Note 3. In January 2011, the FASB deferred the disclosures required by this guidance related to troubled debt restructurings. The disclosures will be effective for the first interim or annual reporting period beginning on or after June 15, 2011, concurrent with the effective date of proposed guidance for determining what constitutes a troubled debt restructuring.

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

Future Adoption of New Accounting Pronouncements

In June 2011, the FASB issued updated guidance regarding the presentation of comprehensive income. The updated guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Under the updated guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not change the items that are reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This new guidance is effective for the first interim or annual reporting period beginning after December 15, 2011 and should be applied retrospectively. The Company expects this guidance to have a significant impact on its financial statement presentation but no impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued updated guidance regarding the fair value measurements and disclosure requirements. The updated guidance clarifies existing guidance related to the application of fair value measurement methods and requires expanded disclosures. This new guidance is effective for the first interim or annual reporting period beginning after December 15, 2011 and should be applied prospectively. The Company expects this guidance to have a significant impact on its financial statement disclosures but limited, if any, impact on the Company’s financial position or results of operations.

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

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In October 2010, the FASB issued authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Under the new guidance acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition that are incurred in transactions with independent third parties or employees as well as the portion of employee compensation and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. Additionally, an entity may capitalize as a deferred acquisition cost only those advertising costs meeting the capitalization criteria for direct-response advertising. The new guidance is expected to result in a lower level of costs relating to the acquisition of new or renewal insurance contracts qualifying for deferral than would have qualified under the prior guidance. This change is effective for fiscal years beginning after December 15, 2011 and interim periods within those years. Early adoption as of the beginning of a fiscal year is permitted. The guidance is to be applied prospectively upon the date of adoption, with retrospective application permitted, but not required. The Company will adopt this guidance effective January 1, 2012. If the Company chooses to adopt the new guidance through retrospective application, upon adoption, the amount of the “deferred policy acquisition costs” asset would be reduced with a corresponding reduction to retained earnings (and total equity), on an after-tax basis, as a result of acquisition costs previously deferred that are not eligible for deferral under the new guidance. The Company is currently assessing the impact of the guidance on the Company’s financial position, results of operations, and financial statement disclosures.

3. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities as of the dates indicated:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$34,080	$2,610	$16	$36,674	$—
Foreign government bonds	20,953	1,794	—	22,747	—
Corporate securities	767,708	52,353	996	819,065	(45)
Asset-backed securities(1)	77,081	2,143	1,586	77,638	(4,023)
Commercial mortgage-backed securities	101,331	5,752	1	107,082	—
Residential mortgage-backed securities (2)	78,502	6,803	81	85,224	(417)

Total fixed maturities, available for sale	$1,079,655	$71,455	$2,680	$1,148,430	$(4,485)

Equity securities, available for sale	$2,302	$—	$281	$2,021

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI” which were not included in earnings. Amount excludes $4 million of net unrealized gains (losses) on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available for sale

U.S. Treasury securities and obligations of U.S. government authorities and agencies	$34,292	$2,199	$41	$36,450	$—
Foreign government bonds	21,034	1,644	—	22,678	—
Corporate securities	707,754	47,472	2,945	752,281	(26)
Asset-backed securities(1)	57,808	1,671	5,446	54,033	(8,856)
Commercial mortgage-backed securities	97,467	5,721	87	103,101	—
Residential mortgage-backed securities (2)	89,300	6,746	48	95,998	(454)

Total fixed maturities, available for sale	$1,007,655	$65,453	$8,567	$1,064,541	$(9,336)

Equity securities, available for sale	$2,301	$178	$405	$2,074

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI” which, were not included in earnings. Amount excludes $5 million of net unrealized gains (losses) on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturities by contractual maturities at June 30, 2011, are as follows:

	Available for Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$85,498	$87,512
Due after one year through five years	324,830	355,115
Due after five years through ten years	341,158	359,298
Due after ten years	71,255	76,561
Asset-backed securities	77,081	77,638
Commercial mortgage-backed securities	101,331	107,082
Residential mortgage-backed securities	78,502	85,224

Total	$1,079,655	$1,148,430

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed, and residential mortgage-backed securities are shown separately in the table above, as they are not due at a single maturity date.

The following table depicts the sources of fixed maturity proceeds, equity security proceeds, and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Fixed maturities, available for sale:

Proceeds from sales	$15,868	$1,694	$18,390	$4,820
Proceeds from maturities/repayments	27,514	25,117	59,587	68,836
Gross investment gains from sales, prepayments and maturities	483	93	1,469	656
Gross investment losses from sales and maturities	(4)	176	(44)	(81)

Equity securities, available for sale
Proceeds from sales	$473	$—	$473	$—
Gross investment gains from sales	—	—	—	—
Gross investment losses from sales	—	—	—	—

Fixed maturity and equity security impairments:
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$—	$(1,453)	$(48)	$(1,522)
Writedowns for other-than-temporary impairment losses on equity securities	—	—	190	—

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

As discussed in Note 2, a portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities are recognized in “Other comprehensive income (loss)” (“OCI”). For the securities, the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following tables set forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

3. INVESTMENTS (continued)

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(in thousands)
Balance, beginning of period	$5,582	$6,763
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(2,095)	(3,200)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	—	—
Credit loss impairment recognized in the current period on securities not previously impaired	—	—
Additional credit loss impairments recognized in the current period on securities previously impaired	—	48
Increases due to the passage of time on previously recorded credit losses	70	149
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(16)	(219)

Balance, June 30, 2011	$3,541	$3,541

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	(in thousands)
Balance, beginning of period	$7,438	$7,431
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(351)	(666)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	—	—
Credit loss impairment recognized in the current period on securities not previously impaired	—	—
Additional credit loss impairments recognized in the current period on securities previously impaired	1,314	1,383
Increases due to the passage of time on previously recorded credit losses	81	339
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(627)	(632)

Balance, June 30, 2010	$7,855	$7,855

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

3. INVESTMENTS (continued)

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows as of the dates indicated:

	June 30, 2011		December 31, 2010
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage loans by property type
Industrial buildings	$34,941	18.0%	$35,745	19.4%
Retail	35,662	18.5	36,046	19.6
Apartments/Multi-family	30,028	15.6	25,340	13.8
Office buildings	34,863	18.0	30,468	16.6
Hospitality	10,186	5.3	10,273	5.6
Other	32,630	16.9	33,834	18.4

Total commercial mortgage loans	$178,310	92.3	$171,706	93.4
Agricultural property loans	14,776	7.7	12,140	6.6

Total commercial mortgage and agricultural loans	$193,086	100.0%	$183,846	100.0%

Valuation allowance	(1,630)		(1,409)

Total commercial mortgage and other loans	$191,456		$182,437

The commercial mortgage and agricultural loans are geographically dispersed throughout the United States with the largest concentrations in New Jersey (11%), Florida (11%) and Texas (9%) at June 30, 2011.

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	June 30, 2011
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for losses, beginning of year	$1,388	$21	$1,409
Addition to / (release of) allowance of losses	218	3	221

Total Ending Balance	$1,606	$24	$1,630

	December 31, 2010
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for losses, beginning of year	$2,379	$—	$2,379
Addition to / (release of) allowance of losses	(991)	21	(970)

Total Ending Balance	$1,388	$21	$1,409

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

3. INVESTMENTS (continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	June 30, 2011
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for Credit Losses:
Ending Balance: individually evaluated for impairment	$481	$—	$481
Ending Balance: collectively evaluated for impairment	1,125	24	1,148

Total Ending Balance	$1,606	$24	$1,630

Recorded Investment (1):
Ending balance gross of reserves: individually evaluated for impairment	$3,816	$—	$3,816
Ending balance gross of reserves: collectively evaluated for impairment	174,494	14,776	189,270

Total Ending balance, gross of reserves	$178,310	$14,776	$193,086

(1) Recorded investment reflects the balance sheet carrying value gross of related allowance.

	December 31, 2010
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for Credit Losses:
Ending Balance: individually evaluated for impairment	$424	$—	$424
Ending Balance: collectively evaluated for impairment	964	21	985

Total Ending Balance	$1,388	$21	$1,409

Recorded Investment (1):
Ending balance gross of reserves: individually evaluated for impairment	$3,847	$—	$3,847
Ending balance gross of reserves: collectively evaluated for impairment	167,859	12,140	179,999

Total Ending balance, gross of reserves	$171,706	$12,140	$183,846

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected.

At June 30, 2011, impaired commercial mortgage loans identified in management’s specific review of probable loan losses consisted of Hospitality commercial mortgage loans with a recorded investment of $3.8 million, an unpaid principal balance of $3.8 million and the related allowance for losses was $0.5 million. At December 31, 2010 impaired commercial mortgage loans identified in management’s specific review of probable loan losses consisted of Hospitality commercial mortgage loans with a recorded investment of $3.8 million, an unpaid principal balance of $3.8 million and the related allowance for losses was $0.4 million. Recorded investment reflects the balance sheet carrying value gross of related allowance.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

3. INVESTMENTS (continued)

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. At June 30, 2011, and December 31, 2010, the Company held no impaired commercial mortgage and other loans with no allowances for losses. The average recorded investment in non-performing loans before allowance for losses was $3.8 million and $3.9 million at June 30, 2011 and December 31, 2010, respectively. Net investment income recognized on these loans totaled less than $0.1 million and $0.3 million for the periods ended June 30, 2011 and December 31, 2010, respectively. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

The following tables set forth the credit quality indicators as of June 30, 2011, based upon the recorded investment gross of allowance for credit losses.

Commercial mortgage loans

	Debt Service Coverage Ratio – June 30, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in thousands)
Loan-to-Value Ratio
0%-49.99%	$26,127	$3,667	$12,644	$4,302	$—	$—	$46,740
50%-59.99%	—	11,153	—	—	—	5,782	16,935
60%-69.99%	15,283	14,860	—	14,949	9,529	—	54,621
70%-79.99%	5,000	5,000	13,387	14,588	—	8,557	46,532
80%-89.99%	—	—	8,000	—	1,665	—	9,665
90%-100%	—	—	—	—	—	—	—
Greater than 100%	—	3,817	—	—	—	—	3,817
Total Commercial Mortgage

Loans	$46,410	$38,497	$34,031	$33,839	$11,194	$14,339	$178,310

Agricultural property loans

	Debt Service Coverage Ratio –June 30, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
Loan-to-Value Ratio
0%-49.99%	$2,776	$952	$6,279	$2,457	$—	$—	$12,464
50%-59.99%	—	650	—	—	—	—	650
60%-69.99%	1,662	—	—	—	—	—	1,662
70%-79.99%	—	—	—	—	—	—	—
80%-89.99%	—	—	—	—	—	—	—
90%-100%	—	—	—	—	—	—	—
Greater than 100%	—	—	—	—	—	—	—
Total Agricultural

Loans	$4,438	$1,602	$6,279	$2,457	$—	$—	$14,776

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

3. INVESTMENTS (continued)

Commercial mortgage and agricultural loans

	Debt Service Coverage Ratio –June 30, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in thousands)
Loan-to-Value Ratio
0%-49.99%	$28,903	$4,619	$18,923	$6,759	$—	$—	$59,204
50%-59.99%	—	11,803	—	—	—	5,782	17,585
60%-69.99%	16,945	14,860	—	14,949	9,529	—	56,283
70%-79.99%	5,000	5,000	13,387	14,588	—	8,557	46,532
80%-89.99%	—	—	8,000	—	1,665	—	9,665
90%-100%	—	—	—	—	—	—	—
Greater than 100%	—	3,817	—	—	—	—	3,817

Total Commercial Mortgage and Agricultural Loans	$50,848	$40,099	$40,310	$36,296	$11,194	$14,339	$193,086

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

Agricultural property loans

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

All commercial mortgage and agricultural property loans are current as of June 30, 2011 and December 31, 2010. The Company defines current in its aging of past due commercial mortgage and agricultural loans as less than 30 days past due.

Commercial mortgage and other loans on nonaccrual status as of June 30, 2011 and December 31, 2010 include Hospitality commercial mortgage loans with a gross carrying value of $3.8 million. For the quarter ended June 30, 2011, there were no commercial mortgage and other loans sold or acquired. See Note 2 for further discussion regarding loans on nonaccrual status.

Net Investment Income

Net investment income for the three and six months ended June 30, 2011 and 2010 was from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Fixed maturities, available for sale	$14,230	$14,452	$28,101	$28,941
Equity securities, available for sale	9	51	14	99
Commercial mortgage and other loans	2,818	2,734	5,972	5,539
Policy loans	2,376	2,349	4,717	4,626
Short-term investments and cash equivalents	17	20	43	52
Other long-term investments	306	545	787	731

Gross investment income	19,756	20,151	39,634	39,988
Less investment expenses	(799)	(747)	(1,588)	(1,494)

Net investment income	$18,957	$19,404	$38,046	$38,494

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and six months ended June 30, 2011 and 2010 were from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Fixed maturities	$479	$(1,184)	$1,377	$(947)
Equity securities	368	—	177	—
Commercial mortgage and other loans	(95)	93	(221)	336
Short-term investments and cash equivalents	—	6	—	6
Derivatives (1)	(2,947)	(6,755)	21,371	1,370

Realized investment gains (losses), net	$(2,195)	$(7,840)	$22,704	$765

(1)	Includes the offset of hedged items in qualifying effective hedge relationships prior to maturity or termination.

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) On Investments	Deferred Policy Acquisition Costs and Other Costs	Policy Holders Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
Balance, December 31, 2010	$(4,309)	$2,271	$(786)	$988	$(1,836)
Net investment gains (losses) on investments arising during the period	1,477	—	—	(517)	960
Reclassification adjustment for OTTI gains included in net income	2,171	—	—	(760)	1,411
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	—	(1,802)	—	631	(1,171)
Impact of net unrealized investment (gains) losses on Policyholder account balance	—	—	783	(274)	509

Balance, June 30, 2011	$(661)	$469	$(3)	$68	$(127)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) On Investments(1)	Deferred Policy Acquisition Costs and Other Costs	Policy Holders Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
Balance, December 31, 2010	$61,324	$(30,654)	$10,986	$(14,580)	$27,076

Net investment gains (losses) on investments arising during the period	3,948	—	—	(1,381)	2,566
Reclassification adjustment for (gains) losses included in net income	3,724	—	—	(1,304)	2,420
Impact of net unrealized investment gains ( losses) on deferred policy acquisition costs	—	(3,100)	—	1,085	(2,015)
Impact of net unrealized investment (gains) losses on policyholders’ account balances	—	—	707	(247)	460

Balance, June 30, 2011	$68,996	$(33,754)	$11,693	$(16,428)	$30,507

(1)	Include cash flow hedges. See Note 5 for information on cash flow hedges.

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	June 30, 2011	December 31, 2010
	( in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(661)	$(4,309)
Fixed maturity securities, available for sale – all other	69,436	61,195
Equity securities, available for sale	(281)	(227)
Derivatives designated as cash flow hedges(1)	(1,666)	(1,100)
Other investments	1,507	1,456

Net unrealized gain (losses) on investments	$68,335	$57,015

(1)	See Note 5 for more information on cash flow hedges.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

3. INVESTMENTS (continued)

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities available for sale

U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,090	$16	$—	$—	$2,090	$16
Corporate securities	53,222	901	1,083	95	54,305	996
Commercial mortgage-backed securities.	2,357	1	—	—	2,357	1
Asset-backed securities	11,126	116	8,443	1,470	19,569	1,586
Residential mortgage-backed securities	1,957	81	—	—	1,957	81

Total	$70,752	$1,115	9,526	$1,565	$80,278	$2,680

	December 31, 2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities available for sale

U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,078	$41	$—	$—	$2,078	$41
Corporate securities	73,679	2,524	6,545	421	80,224	2,945
Commercial mortgage-backed securities.	7,148	87	—	—	7,148	87
Asset-backed securities	10,608	169	16,442	5,277	27,050	5,446
Residential mortgage-backed securities	3,219	48	—	—	3,219	48

Total	$96,732	$2,869	$22,987	$5,698	$119,719	$8,567

The gross unrealized losses at June 30, 2011 and December 31, 2010 are composed of $1 million and $6 million, respectively, related to high or highest quality securities based on NAIC or equivalent rating and $1 million and $3 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At June 30, 2011, $1 million of the gross unrealized losses represented declines in value of greater than 20%, none of which had been in that position for less than six months, as compared to $5 million at December 31, 2010 that represented declines in value of greater than 20%, none of which had been in that position for less than six months. At June 30, 2011 and December 31, 2010, the $1 million and $6 million, respectively, of gross unrealized losses of twelve months or more were concentrated in asset backed securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at June 30, 2011 or December 31, 2010. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At June 30, 2011, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

Duration of Gross Unrealized Loss Positions for Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, as of the following dates:

	June 30, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Equity Securities, available for sale	$438	$116	$1,530	$165	$1,968	$281

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

3. INVESTMENTS (continued)

	December 31, 2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Equity Securities, available for sale	$255	$245	$1,536	$160	$1,791	$405

At June 30, 2011, $78 thousand of the gross unrealized losses represented declines of greater than 20%, $35 thousand of which have been in that position for less than six months. At December 31, 2010, $245 thousand of the gross unrealized losses represented declines of greater than 20%, all of which have been in that position for less than six months. Perpetual preferred securities have characteristics of both debt and equity securities. Since an impairment model similar to fixed maturity securities is applied to these securities, an other-than-temporary impairment has not been recognized on certain perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of June 30, 2011 and December 31, 2010. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at June 30, 2011 or December 31, 2010.

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

Level 1 - Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These generally provide the most reliable evidence and are used to measure fair value whenever available. Active markets are defined as having the following characteristics for the measured asset/liability: (i) many transactions, (ii) current prices, (iii) price quotes not varying substantially among market makers, (iv) narrow bid/ask spreads and (v) most information publicly available. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents and certain short term investments, equity securities and derivative contracts that are traded in an active exchange market. Prices are obtained from readily available sources for market transactions involving identical assets or liabilities.

Level 2 - Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not actively trade and are priced based on a net asset value), certain short-term investments and certain cash equivalents (primarily commercial paper), and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities or through the use of valuation methodologies using observable market inputs. Prices from services are validated through comparison to trade data and internal estimates of current fair value, generally developed using market observable inputs and economic indicators.

Level 3 - Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally- developed values to the related assets or liabilities. To the extent the internally-developed valuations use significant unobservable inputs, they are classified as Level 3. As of June 30, 2011 and December 31, 2010, these over-rides on a net basis were not material.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

4. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Assets and Liabilities by Hierarchy Level - The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of June 30, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$36,674	$—	$36,674
Foreign government bonds	—	22,747	—	22,747
Corporate securities	—	813,386	5,679	819,065
Asset-backed securities	—	55,969	21,669	77,638
Commercial mortgage-backed securities	—	102,063	5,019	107,082
Residential mortgage-backed securities	—	85,224	—	85,224

Sub-total	—	1,116,063	32,367	1,148,430

Equity securities, available for sale	259	—	1,762	2,021
Short-term investments	879	7,062	—	7,941
Cash equivalents	5,000	28,682	—	33,682
Other long-term investments	—	—	34	34
Other assets	—	2,797	9,458	12,255

Sub-total excluding separate account assets	6,138	1,154,604	43,621	1,204,363

Separate account assets (1)	181,889	5,822,366	5,702	6,009,957

Total assets	$188,027	$6,976,970	$49,323	$7,214,320

Other liabilities	—	2,538	—	2,538
Future policy benefits	—	—	(53,827)	(53,827)

Total liabilities	$—	$2,538	$(53,827)	$(51,289)

	As of December 31, 2010 (2)
	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$36,450	$—	$36,450
Foreign government bonds	—	22,678	—	22,678
Corporate securities	—	748,645	3,636	752,281
Asset-backed securities	—	37,414	16,619	54,033
Commercial mortgage-backed securities	—	103,101	—	103,101
Residential mortgage-backed securities	—	95,998	—	95,998

Sub-total	—	1,044,286	20,255	1,064,541
Equity securities, available for sale	283	1,536	255	2,074
Short-term investments	359	7,050	—	7,409
Cash equivalents	5,000	23,383	—	28,383
Other long-term investments	—	—	—	—
Other assets	—	2,792	16,996	19,788

Sub-total excluding separate account assets	5,642	1,079,047	37,506	1,122,195
Separate account assets (1)	132,005	4,900,653	5,393	5,038,051

Total assets	$137,647	$5,979,700	$42,899	$6,160,246

Other liabilities	—	898	—	898

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

Future policy benefits	—	—	(41,316)	(41,316)

Total liabilities	$—	$898	$(41,316)	$(40,418)

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.
(2)	Includes reclassifications to conform to current period presentation.

The methods and assumptions the Company uses to estimate fair value of assets and liabilities measured at fair value on a recurring basis are summarized below. Information regarding separate account assets is excluded as the risk associated with these assets is primarily borne by our customers and policyholders.

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

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally-developed valuation. As of June 30, 2011 and December 31, 2010, over-rides on a net basis were not material. Internally-developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally-developed valuations and non-binding broker quotes are generally included in Level 3 in our fair value hierarchy.

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

Equity Securities – Equity securities consist principally of investments in common and preferred stock of publicly traded companies, perpetual preferred stock, privately traded securities, as well as common stock mutual fund shares. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. Estimated fair values for most privately traded equity securities are determined using valuation and discounted cash flow models that require a substantial level of judgment. In determining the fair value of certain privately traded equity securities the discounted cash flow model may also use unobservable inputs, which reflect the Company’s assumptions about the inputs market participants would use in pricing the asset. Most privately traded equity securities are classified within Level 3. The fair values of common stock mutual fund shares that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in the fair value hierarchy. The fair values of preferred equity securities are based on prices obtained from independent pricing services. These prices are then validated for reasonableness against recently traded market prices. Accordingly, these securities are generally classified within Level 2 in the fair value hierarchy. Fair values of perpetual preferred stock based on observable market inputs are classified within Level 2. However, when prices from independent pricing services are based on non-binding broker quotes as the directly observable market inputs become unavailable, the fair value of perpetual preferred stock are classified as Level 3.

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

Future Policy Benefits - The liability for future policy benefits includes general account liabilities for guarantees on variable annuity contracts, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), accounted for as embedded derivatives. The fair values of the GMAB, GMWB, and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or asset balance, given changing capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment.

The Company is also required to incorporate the market-perceived risk of its own non-performance in the valuation of the embedded derivatives associated with its optional living benefit features and no-lapse feature on certain universal life products. Since insurance liabilities are senior to debt, the Company believes that reflecting the financial strength ratings of the Company in the valuation of the liability appropriately takes into consideration the Company’s own risk of non-performance. To reflect the market’s perception of its non-performance risk, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the financial strength of the Company. The additional spread over LIBOR incorporated into the discount rate as of June 30, 2011 generally ranged from 60 to 200 basis points for the portion of the interest rate curve most relevant to these liabilities.

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

Transfers between Levels 1 and 2 - During the three and six months ended June 30, 2011, there were no material transfers between Level 1 and Level 2.

Changes in Level 3 assets and liabilities - The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2011, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2011 attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2011.

	Three Months Ended June 30, 2011
	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset- Backed Securities	Fixed Maturities, Available For Sale – Commercial Mortgage- Backed Securities		Equity Securities, Available for Sale	Other Assets
	(in thousands)
Fair value, beginning of period	$3,663	$17,379		$—	$1,806	$14,473
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—		—	(190)	553
Asset management fees and other income	—	—		—	—	—
Interest credited to policyholder account balances	—	—		—	146	—
Included in other comprehensive income	(51)	(28)		—	—	—
Net investment income	35	75		—	—	—
Purchases	1,217	5,925		5,019	—	410
Sales	(11)	—		—	—	—
Issuances	23	—		—	—	—
Settlements	(57)	(1,680)		—	—	—
Foreign currency translation	—	—		—	—	—
Transfers into Level 3 (2)	862	—		—	—	—
Transfers out of Level 3 (2)	—	—		—	—	(5,979)

Fair value, end of period	$5,681	$21,670		$5,019	$1,762	$9,457

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net:	$—	$—	$		$(380)	$(10)
Asset management fees and other income	$—	$—	$		$—	$—
Interest credited to policyholder account balances	$—	$—	$		$—	$—
Included in other comprehensive income (loss)	$(51)	$(28)		$(28)	$336	$—

Three Months Ended June 30, 2011
	Separate Account Assets (1)	Future Policy Benefits	Other Long-Term Investments
(in thousands)
Fair value, beginning of period	$5,628	($64,481)	45
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	4,913	(11)
Asset management fees and other income	—	—	—
Interest credited to policyholder account balances	75	—	—
Included in other comprehensive income	—	—	—
Net investment income	—	—	—
Purchases	—	5,741	—
Sales	—	—	—
Issuances	—	—	—
Settlements	—	—	—
Foreign Currency Translation	—	—	—
Transfers into Level 3 (2)	—	—	—

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

Transfers out of Level 3 (2)	—	—	—

Fair value, end of period	$5,703	$(53,827)	$34

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$(4,635)	(10)
Asset management fees and other income	$—	$—	—
Interest credited to policyholder account balances	$75	$—	—
Included in other comprehensive income	$—	$—	—

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Consolidated Statement of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Transfers –Transfers out of Level 3 were typically due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

	Six Months Ended June 30, 2011
	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset- Backed Securities	Fixed Maturities, Available For Sale – Commercial Mortgage- Backed Securities	Equity Securities, Available for Sale	Other Assets
	(in thousands)
Fair value, beginning of period	$3,636	16,619	$—	$255	$16,996
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	—	(380)	(2,425)
Asset administration fees and other income	—	—	—	—	—
Included in other comprehensive income (loss)	(52)	101	—	351	(13)
Net investment income	66	120	—	—	—
Purchases, sales, issuances, and settlements	1,130	8,795	5,019	—	878
Foreign currency translation	—	—	—	—	—
Transfers into Level 3 (2)	900	—	—	1,536	—
Transfers out of Level 3 (2)	—	(3,965)	—	—	(5,979)

Fair value, end of period	$5,680	$21,670	$5,019	$1,762	$9,457

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net:	$—	$—	$—	$(380)	$(2,339)
Asset administration fees and other income	$—	$—	$—	$—	$—
Interest credited to policyholder account	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$(52)	$101	$—	$351	$—

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

4. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	Six Months Ended June 30, 2011
	Separate Account Assets (1)	Future Policy Benefits	Other Long-Term Investments
	(in thousands)
Fair value, beginning of period	$5,393	$(41,316)	$0
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(22,971)	34
Asset management fees and other income	—	—	—
Interest credited to policyholder account balances	310	—	—
Included in other comprehensive income	—	—	—
Net investment income	—	—	—
Purchases	—	10,460	—
Sales	—	—	—
Issuances	—	—	—
Settlements	—	—	—
Foreign Currency Translation	—	—	—
Transfers into Level 3 (2)	—	—	—
Transfers out of Level 3 (2)	—	—	—

Fair value, end of period	$5,703	$(53,827)	$$34

Unrealized gains(losses) for the period relating to those level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$23,282	$30
Asset management fees and other income	$—	$—	$—
Interest credited to policyholder account balances	$310	$—	$—
Included in other comprehensive income	$—	$—	$0

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Consolidated Statement of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Transfers –As part of an ongoing assessment of pricing inputs to ensure appropriateness of the level classification in the fair value hierarchy the Company may reassign level classification from time to time. As a result of such a review, it was determined that the pricing inputs for perpetual preferred stocks provided by third party pricing services were primarily based on non-binding broker quotes which could not always be verified against directly observable market information. Consequently, perpetual preferred stocks were transferred into Level 3 within the fair value hierarchy. Other transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized. Transfers out of Level 3 were primarily due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

Transfers between Levels 1 and 2 - During the three and six months ended June 30, 2010, there were no material transfers between Level 1 and Level 2.

Changes in Level 3 assets and liabilities - The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2010, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2010 attributable to unrealized gains or losses related to those assets and liabilities held at June 30, 2010.

	Three Months Ended June 30, 2010
	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset- Backed Securities	Equity Securities, Available for Sale	Other Long- Term Investments	Other Assets
	(in thousands)
Fair value, beginning of period	$2,802	28,985	$398	$(7)	$15,310
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	—	(77)	9,803
Asset administration fees and other income	—	—	—	—	—

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

Included in other comprehensive income (loss)	62	—	(14)	—	98
Net investment income	(1)	50	—	—	—
Purchases, sales, issuances, and settlements	5	718	—	—	(177)
Foreign currency translation	—	—	—	—	—
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	—	(15,315)	—	—	—

Fair value, end of period	$2,868	$14,438	$384	$(84)	$25,034

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net:	$—	$—	$—	$—	$9,802
Asset administration fees and other income	$—	$—	$—	$—	$—
Interest credited to policyholder account .	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$62	$(1)	$(14)	$(76)	$98

	Three Months Ended June 30, 2010
	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$5,037	$7,917
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(22,292)
Interest credited to policyholder account	115	—
Included in other comprehensive income	—	—
Net investment income	—	—
Purchases, sales, issuances, and settlements	—	(1,627)
Transfers into Level 3 (2)	—	—
Transfers out of Level 3 (2)	—	—

Fair value, end of period	$5,152	$(16,002)

Unrealized gains(losses) for the period relating to those level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$(22,253)
Interest credited to policyholder account	$115	$—
Included in other comprehensive income	$—	$—

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Statement of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Transfers – Transfers out of Level 3 for Fixed Maturities Available for Sale – Asset-Backed Securities totaled $15.3 million for the three months ended June 30, 2010 resulting from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgages became increasingly active, as evidenced by orderly transactions. The pricing received from independent pricing services could be validated by the Company, as discussed in detail above. There were no transfers into Level 3.

	Six Months Ended June 30, 2010
	Fixed Maturities, Available For Sale –Corporate Securities	Fixed Maturities, Available For Sale –Asset- Backed Securities	Equity Securities, Available for Sale	Other Long- Term Investments	Other Assets
	(in thousands)
Fair value, beginning of period	$2,398	23,259	$576	$(67)	$16,039
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(10)	(139)	—	(17)	8,568
Asset administration fees and other income	—	—	—	—	—

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

Included in other comprehensive income (loss)	474	(1,313)	(192)	—	166
Net investment income	(1)	81	—	—	—
Purchases, sales, issuances, and settlements	7	5,865	—	—	261
Foreign currency translation	—	—	—	—	—
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	—	(15,315)	—	—	—

Fair value, end of period	$2,868	$14,438	$384	$(84)	$25,034

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net:	$(10)	$41	$—	$(16)	$8,742
Asset administration fees and other income	$—	$—	$—	$—	$—
Interest credited to policyholder account	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$474	$(1,313)	$(192)	$—	$166

	Six Months Ended June 30, 2010
	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$5,104	$2,412
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(15,348)
Asset management fees and other income	—	—
Interest credited to policyholder account balances	48	—
Included in other comprehensive income	—	—
Net investment income	—	—
Purchases	—	(3,066)
Sales	—	—
Issuances	—	—
Settlements	—	—
Foreign Currency Translation	—	—
Transfers into Level 3 (2)	—	—
Transfers out of Level 3 (2)	—	—

Fair value, end of period	$5,152	$(16,002)

Unrealized gains(losses) for the period relating to those level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$(17,577)
Asset management fees and other income	$—	$—
Interest credited to policyholder account balances	$48	$—
Included in other comprehensive income	$—	$—

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Statement of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Transfers - Transfers out of Level 3 for Fixed Maturities Available for Sale – Asset-Backed Securities totaled $15.3 million for the six months ended June 30, 2010 resulting from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgages became increasingly active, as evidenced by orderly transactions. The pricing received from independent pricing services could be validated by the Company, as discussed in detail above. There were no transfers into Level 3.

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

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

4. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	As of June 30, 2011
	Level 1	Level 2	Level 3		Netting (1)		Total
	(in thousands)
Derivative assets:
Interest Rate	$—	$2,112		$—		$—	$2,112
Currency	—	—		—		—	—
Credit	—	7		34		—	41
Currency/Interest Rate	—	—		—		—	—
Equity	—	—		—		—	—
Netting	—	—		—		(2,153)	(2,153)

Total derivative assets	$—	$2,119		$34		$(2,153)	$0

Derivative liabilities:
Interest Rate	$—	$(893)		$—		$—	$(893)
Currency	—	—		—		—	—
Credit	—	(787)		—		—	(787)
Currency/Interest Rate	—	(2,976)		—		—	(2,976)
Equity	—	—		—		—	—
Netting	—	—		—		2,153	2,153

Total derivative liabilities	$—	(4,656)		—		$2,153	(2,503)

	As of December 31, 2010
	Level 1	Level 2	Level 3		Netting (1)		Total
	(in thousands)
Derivative assets:
Interest Rate	$—	$1,738	$		$		$1,738
Currency		—					—
Credit		1,206		—			1,206
Currency/Interest Rate		—					—
Equity		—					—
Netting		—				(2,493)	(2,943)

Total derivative assets	$—	2,943		$—		$(2,493)	—

Derivative liabilities:
Interest Rate	$—	$1,006	$		$		$1,006
Currency		—					—
Credit		878		—			878
Currency/Interest Rate		1,957					1,957
Equity		—					—
Netting						(2,943)	(2,943)

Total derivative liabilities	$—	3,841		—		(2,943)	898

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

Changes in Level 3 derivative assets and liabilities - The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the three and six months ended June 30, 2011, as well as the portion of gains or losses included in income for the three and sixmonths ended June 30, 2011, attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2011.

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

4. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Three Months Ended June 30, 2011
Other Long-Term Investments Derivative Asset
(in thousands)
Fair Value, beginning of period	45
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(11)
Asset management fees and other income	—
Purchases, sales, issuances and settlements	—
Transfers into Level 3	—
Transfers out of Level 3	—

Fair Value, end of period	34

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	(10)
Asset management fees and other income	—

Six Months Ended June 30, 2011
Other Long-Term Investments Derivative Asset
(in thousands)
Fair Value, beginning of period	—
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	34
Asset management fees and other income	—
Purchases, sales, issuances and settlements	—
Transfers into Level 3	—
Transfers out of Level 3	—

Fair Value, end of period	34

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	30
Asset management fees and other income	—

Fair Value of Financial Instruments – The Company is required by U.S. GAAP to disclose the fair value of certain financial instruments including those that are not carried at fair value. For the following financial instruments the carrying amount equals or approximates fair value: fixed maturities classified as available for sale, equity securities, securities purchased under agreements to resell, short-term investments, cash and cash equivalents, accrued investment income, separate account assets, securities sold under agreements to repurchase, and cash collateral for loaned securities, as well as certain items recorded within other assets and other liabilities such as broker-dealer related receivables and payables. See Note 5 for a discussion of derivative instruments.

The following table discloses the Company’s financial instruments where the carrying amounts and fair values may differ:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Commercial mortgage loans	$191,456	203,081	$182,437	$192,102

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

Policy loans	177,201	213,590	175,514	211,513
Liabilities:
Policyholder account balances – Investment contracts	110,341	108,396	102,593	101,551

Commercial mortgage loans

The fair value of commercial mortgage loans is primarily based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate adjusted for appropriate credit spread. The credit spreads, a significant component of the pricing input, are based on internally developed methodology which takes into account, among other factors, credit quality of the loans, property type of the collateral, competitive pricing feedback and market indicators.

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

Interest Rate Contracts

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

Foreign Exchange Contracts

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

Credit Contracts

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

	June 30, 2011			December 31, 2010
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Qualifying Hedge Relationships
Currency/Interest Rate	$11,018	$—	$(1,682)	$11,018	$—	(1,104)

Total Qualifying Hedge Relationships	$11,018	$—	$(1,682)	$11,018	$—	$(1,104)

Interest Rate	$57,200	$2,112	$(893)	$47,000	$1,737	$(1,006)
Credit	17,000	42	(787)	8,900	1,206	(878)
Currency/Interest Rate	9,115	—	(1,295)	9,115	—	(853)
Equity	1	—	—	—	—	—

Total Non-qualifying Hedge Relationships	83,316	2,154	(2,975)	65,015	2,943	(2,737)

Total Derivatives	$94,334	$2,154	$(4,657)	$76,033	$2,943	$(3,841)

Embedded Derivatives

The Company holds certain externally managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated Other Comprehensive Income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these interests was $7 million at June 30, 2011 and December 31, 2010. The fair value of the embedded derivatives included in Fixed maturities, available for sale was a liability of $2 million and $3 million at June 30, 2011 and December 31, 2010, respectively.

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

The fair value of the embedded derivatives included in Future policy benefits was an asset of $54 million and $41 million as of June 30, 2011 and December 31, 2010, respectively. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re included in “Reinsurance Recoverable” was an asset of $10 million as of June 30, 2011 and an asset of $11 million as of December 31, 2010

Primarily in the reinsurance affiliate, equity options and futures as well as interest rate derivatives are purchased to the living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. Prior to the third quarter of 2010, the hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by GAAP, excluding the impact of the market-perceived risk of non-performance, with capital market derivatives. In the third quarter of 2010, the hedging strategy was revised as, in a low interest rate environment, management of the company and reinsurance affiliates does not believe the GAAP value of the embedded derivative liability to be an appropriate measure for determining the hedge target. The new hedge target is grounded in a GAAP/capital markets valuation framework but incorporates modifications to the risk-free return assumption to account for the fact that the underlying customer separate account funds which support these living benefits are invested in assets that contain risk. The modifications include the removal of a volatility risk margin embedded in the valuation technique used to fair value the embedded derivative liability under GAAP, and the inclusion of a credit spread over the risk-free rate used to estimate future growth of bond investments in the customer separate account funds. This new strategy will result in differences each period between the change in the value of the embedded derivative liability as defined by GAAP and the change in the value of the hedge positions, potentially increasing volatility in GAAP earnings in the Company and the reinsurance affiliate, and increasing volatility in the amortization of deferred acquisition and other costs of the Company as a result of the gross profits impact. Management of the Company and reinsurance affiliates evaluates hedge levels versus the target given the overall capital considerations of our ultimate parent Company, Prudential Financial Inc., and prevailing capital market conditions and may decide to temporarily hedge to an amount that differs from the hedge target definition.

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

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Cash flow hedges
Currency/ Interest Rate

Net investment income	$(13)	$12	$(17)	$16
Other Income	(12)	23	(31)	25
Accumulated Other Comprehensive Income (1)	(220)	1,863	(566)	1,747

Total cash flow hedges	(245)	1,898	(614)	1,788

Non- qualifying hedges

Realized investment gains (losses)
Interest Rate	$1,501	$4,852	$1,244	$7,365
Currency/Interest Rate	(171)	776	(434)	884
Credit	41	449	(334)	(169)
Equity	—	—	—	—
Embedded Derivatives	(4,317)	(22,641)	20,895	(15,289)

Total non-qualifying hedges	(2,946)	(16,564)	21,371	(7,209)

Total Derivative Impact	$(3,191)	$(14,666)	$20,757	$(5,421)

For the period ending June 30, 2011, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2010	$(1,100)
Net deferred losses on cash flow hedges from January 1 to June 30, 2011	(603)
Amount reclassified into current period earnings	37

Balance, June 30, 2011	$(1,666)

As of June 30, 2011, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 5 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Statements of Stockholders’ Equity.

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

June 30, 2011
Single Name
NAIC Designation (1)	Notional	Fair Value
(in millions)
1	$10	$—
2	—	—

	10	—
3	—	—
4	—	—
5	—	—
6	—	—

Total	$10	$—

December 31, 2010
Single Name
NAIC Designation (1)	Notional	Fair Value
(in millions)
1	$—	$—
2	—	—

	—	—
3	—	—
4	—	—
5	—	—
6	—	—

Total	$—	$—

The following table sets forth the composition of credit derivatives where the Company has written credit protection excluding embedded derivatives contained in externally-managed investments in European markets, by industry category as of the dates indicated.

	June 30, 2011		December 31, 2010
Industry	Notional	Fair Value	Notional	Fair Value
	(in millions)
Corporate Securities:
Finance	$10	$—	$—	$—

Total Credit Derivatives	$10	$—	$—	$—

The Company writes credit derivatives under which the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $10 million and $0 million notional of credit default swap (“CDS”) selling protection at June 30, 2011 and December 31, 2010, respectively. These credit derivatives generally have maturities of five years or less.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of June 30, 2011 and December 31, 2010, the Company had $7 million and $9 million of outstanding notional amounts, respectively, reported at fair value as a liability of $0.8 million and an asset of $0.3 million, respectively.

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

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

6. COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund $15 million of commercial loans as of June 30, 2011. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $17 million as of June 30, 2011.

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

The Company is subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and is subject to audit and examination for compliance with these requirements. The Company is currently being examined by a third party auditor on behalf of 33 U.S. jurisdictions for compliance with the unclaimed property laws of these jurisdictions. Significant attention has been focused on life insurance companies’ processes and procedures used to identify unreported death claims and whether life insurance companies use the Social Security Master Death File (“SSMDF”) to identify deceased policy and contract holders. The Company is one of several companies subpoenaed by the New York Attorney General regarding its unclaimed property procedures. Additionally, the New York Department of Insurance (“NYDOI”) has requested that 172 life insurers (including the Company) provide data to the NYDOI regarding use of the SSMDF. The New York Office of Unclaimed Funds recently notified the Company that it intends to conduct an audit of the Company’s compliance with New York’s unclaimed property laws. The Company has received market conduct exam notices and additional inquiries from insurance regulators in states not participating in the third party audit described above. Additionally, regulators and state legislators are considering proposals that would require life insurance companies to take additional steps to identify unreported deceased policy and contract holders. If implemented, the proposals under consideration and any escheatable property identified as a result of the audits will result in: (1) additional payments of previously unreported death claims; (2) the payment of abandoned funds to U.S. jurisdictions; and (3) changes in the Company’s practices and procedures for the identification of escheatable funds, which will impact claim payments and reserves, among other consequences. There does not appear to be a consensus among state insurance regulators and state unclaimed property administrators regarding a life insurer’s obligations in connection with identifying unreported deaths of its policy and contract holders.

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

In January 2011, a purported state-wide class action, Garcia v. The Prudential Insurance Company of America was dismissed by the Second Judicial District Court, Washoe County, Nevada. The complaint is brought on behalf of Nevada beneficiaries of life insurance policies sold by Prudential for which, unless the beneficiaries elected another settlement method, death benefits were placed in retained asset accounts that earn interest and are subject to withdrawal in whole or in part at any time by the beneficiaries. The complaint alleges that by failing to disclose material information about the accounts, Prudential wrongfully delayed payment and improperly retained undisclosed profits, and seeks damages, injunctive relief, attorneys’ fees and prejudgment and post-judgment interest. In February 2011, plaintiff appealed the dismissal. As previously reported, in December 2009, an earlier purported nationwide class action raising substantially similar allegations brought by the same plaintiff in the United States District Court for the District of New Jersey, Garcia v. Prudential Insurance Company of America, was dismissed. In December 2010, a purported state-wide class action complaint, Phillips v. Prudential Financial, Inc., was filed in the Circuit Court of the First Judicial Circuit, Williamson County, Illinois. The complaint makes allegations under Illinois law, substantially similar to the Garcia cases, on behalf of a class of Illinois residents whose death benefits were settled by retained assets accounts. In January 2011, the case was removed to the United States District Court for the Southern District of Illinois. In March 2011, the complaint was amended to drop Prudential Financial as a defendant and add Pruco Life Insurance Company as a defendant. The matter is now captioned Phillips v. Prudential Insurance and Pruco Life Insurance Company. In April 2011, a motion to dismiss the amended complaint was filed.

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

In September 2010, Huffman v. The Prudential Insurance Company, a purported nationwide class action brought on behalf of beneficiaries of group life insurance contracts owned by ERISA-governed employee welfare benefit plans was filed in the United States District Court for the Eastern District of Pennsylvania, alleging that using retained asset accounts in employee welfare benefit plans to settle death benefit claims violates ERISA and seeking injunctive relief and disgorgement of profits. Prudential moved to dismiss the complaint. In April 2011, Prudential withdrew its motion to dismiss the complaint. In May 2011, the Company filed a motion for judgment on the pleadings. In July 2011, the court denied the motion.

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

As discussed under “Contingent Liabilities” above, the Company is subject to audits and inquiries concerning its handling of unclaimed property.

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

7. REINSURANCE

The Company participates in reinsurance with its affiliates Prudential Insurance, Prudential Arizona Reinsurance Captive Company, or “PARCC”, Pruco Life, Pruco Reinsurance, Ltd., or “Pruco Re”, and Prudential Arizona Reinsurance Term Company, or “PAR TERM”, through various plans of reinsurance, primarily on a yearly renewable term and coinsurance basis. This reinsurance provides risk diversification, additional capacity for future growth and limits the maximum net loss potential. For coinsurance agreements, all significant risks are ceded to the reinsurer, including mortality, investment, and lapse risk. For yearly renewable term agreements, mortality risk is the primary risk ceded to the reinsurer. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability resulting from such inability of reinsurers to meet their obligation is considered to be remote.

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

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

7. REINSURANCE (continued)

Reinsurance amounts included in the Unaudited Interim Statement of Operations and Comprehensive Income in the second quarter of 2011 and 2010 are below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Gross premiums and policy charges and fee income	$84,444	$70,586	$162,514	$140,071

Reinsurance ceded	(47,369)	(46,856)	(94,574)	(94,114)

Net premiums and policy charges and fee income	$37,075	$23,730	$67,940	$45,957

Policyholders’ benefits ceded	$25,413	$22,696	$52,397	$42,732
Realized capital gains/(losses) net, associated with derivatives	$593	$9,810	$(2,385)	$8,580

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

Reinsurance recoverables included in the Company’s Unaudited Interim Statements of Financial Position at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
Domestic life insurance – affiliated	$433,921	$407,516
Domestic individual annuities - affiliated	9,460	11,110
Domestic life insurance - unaffiliated	244	1,233

	$443,625	$419,858

Substantially all reinsurance contracts are with affiliates as of June 30, 2011 and December 31, 2010. These contracts are described further in Note 8 of the Unaudited Interim Financial Statements.

The gross and net amounts of life insurance in force as of June 30, 2011 and 2010 were as follows:

	2011	2010
	(in thousands)
Gross life insurance in force	$97,169,256	$96,260,990
Reinsurance ceded	(87,285,045)	(86,695,394)

Net life insurance in force	$9,884,211	$9,565,596

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

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

8. RELATED PARTY TRANSACTIONS (continued)

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million in the second quarter of 2011 and 2010 and in the first six months of 2011 and 2010. The expense charged to the Company for the deferred compensation program was less than $1 million in the second quarter of 2011 and 2010, and less than $1 million in the first six months of 2011 and 2010.

The Company receives a charge to cover its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earning and length of service. While others are based on an account balance, which takes into consideration age, service and earnings during career.

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was less than $1 million in the first quarter of 2011 and 2010, and less than $1 million in the first six months of 2011 and 2010.

The Company’s share of net expense for the pension plans was less than $1 million in the second quarter of 2011 and 2010, and less than $1 million in the first six months of 2011 and 2010.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

Affiliated Asset Administration Fee Income

Effective April 15, 2009, the Company amended an existing agreement to add AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, as a party whereas the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $3.2 million and $0.7 million in the second quarter of 2011 and 2010, respectively; and $5.3 million and $1.4 million in the first six months of 2011 and 2010, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Statements of Operations and Comprehensive Income.

Beginning October 1, 2002, in accordance with a servicing agreement with Prudential Investments LLC, the Company receives fee income from policyholder account balances invested in The Prudential Series Fund (“PSF”). Income received from Prudential Investments LLC, related to this agreement was $1.5 million and $0.7 million in the second quarter of 2011 and 2010, respectively; and $3.1 million and $1.4 million in the first six months of 2011 and 2010, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Statements of Operations and Comprehensive Income.

Corporate Owned Life Insurance

The Company has sold two Corporate Owned Life Insurance, or “COLI”, policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI contracts was $1 billion at June 30, 2011 and December 31, 2010. Fees related to these COLI policies were $4 million and $3 million in the second quarter of 2011 and 2010, respectively; and $8 million and $6 million in the first six months of 2011 and 2010, respectively.

Reinsurance with Affiliates

Pruco Life

Effective April 1, 2008, the Company entered into an agreement to reinsure certain variable COLI policies with Pruco Life. Reinsurance recoverables related to this agreement were $1 million and $5 million as of June 30, 2011 and December 31, 2010, respectively. Fees ceded to Pruco Life were less than $1 million in the second quarter of 2011, and $1 million in the second quarter of 2010, respectively. Fees ceded to Pruco Life for the first six months of 2011 and 2010 were less than $1 million and $3 million, respectively. Benefits ceded were less than $1 million in the second quarter of 2011 and 2010, and less than $1 million in the first six months of 2011 and 2010. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

PARCC

The Company reinsures 90% of the risks under its term life insurance policies, written prior to January 1, 2010, excluding My Term and ROP Term life insurance, through an automatic coinsurance agreement with PARCC. The Company is not relieved of its primary obligation to the policyholder

Pruco Life Insurance Company of New Jersey

Notes to Unaudited Interim Financial Statements

8. RELATED PARTY TRANSACTIONS (continued)

as a result of this agreement. Reinsurance recoverables related to this agreement were $387 million and $360 million as of June 30, 2011 and December 31, 2010, respectively. Premiums ceded to PARCC in the second quarter of 2011 and 2010 were $31 million and $34 million, respectively; and $64 million and $69 million in the first six months of 2011 and 2010, respectively. Benefits ceded to PARCC in the second quarter of 2011 and 2010 were $18 million and $13 million, respectively; and $34 million and $27 million in the first six months of 2011 and 2010, respectively. Reinsurance expense allowances, net of capitalization and amortization in the second quarter of 2011 and 2010 were $6 million and $8 million, respectively; and $13 million and $15 million in the first six months of 2011 and 2010, respectively.

PAR TERM

The Company reinsures 95% of the risks under its term life insurance policies issued on or after January 1, 2010, excluding My Term, through an automatic coinsurance agreement with PAR TERM. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $17 million and $10 million as of June 30, 2011 and December 31, 2010, respectively. Premiums ceded to PAR TERM in the second quarter of 2011 and 2010 were $6 million and $3 million, respectively; and $11 million and $4 million in the first six months of 2011 and 2010, respectively. Benefits ceded to PAR TERM in the second quarter of 2011 and 2010 were less than $1 million. Benefits ceded in the first six months of 2011 and 2010 were $1 million and less than $1 million, respectively. Reinsurance expense allowances, net of capitalization and amortization in the second quarter of 2011 and 2010 were less than $1 million, respectively. Reinsurance expense allowances, net of capitalization and amortization in the first six months of 2011 and 2010 were $2 million and less than $1 million, respectively.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. The reinsurance recoverables related to this agreement were $29 million as of June 30, 2011 and $32 million as of December 31, 2010. Premiums and fees ceded to Prudential Insurance in the second quarter of 2011 and 2010 were $10 million and $9 million, respectively; and $20 million and $18 million in the first six months of 2011 and 2010, respectively. Benefits ceded to Prudential in the second quarter of 2011 and 2010 were $8 million and $10 million, respectively; and $17 million in the first six months of 2011 and 2010. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

Pruco Re

The Company has entered into reinsurance agreements with Pruco Re as part of its risk management and capital management strategies. Fees ceded on this agreement are included in “Realized investment gains/ (losses), net” on the financial statements.

Since 2005 the Company reinsures 100% of the risk on its Lifetime Five benefit feature sold on certain of its annuities through an automatic coinsurance agreement with Pruco Re. Fees ceded on this agreement were $325 thousand and $297 thousand in the second quarter of 2011 and 2010, respectively; and $645 thousand and $594 thousand for the six months ended June 30, 2011 and 2010, respectively.

Since 2005 the Company reinsures 100% of the risk on its Spousal Lifetime Five benefit feature. Fees ceded on this agreement were $45 thousand and $42 thousand in the second quarter of 2011 and 2010, respectively; and $90 thousand and $83 thousand for the six months ended June 30, 2011 and 2010, respectively.

The Company’s reinsurance recoverables related to the above product reinsurance agreements was $9 million and $11 million as of June 30, 2011 and December 31, 2010, respectively. Realized gains / (losses) ceded were $0.6 million and $9.8 million in the second quarter of 2011 and 2010, respectively; and ($2.4) million and $8.6 million for the six months ended June 30, 2011 and 2010, respectively. The underlying asset is reflected in “Reinsurance recoverables” in the Company’s Unaudited Interim Consolidated Statements of Financial Position.

Deferred Acquisition Costs Ceded to Term Reinsurance Affiliates

In 2009 when implementing a revision to the reinsurance treaties with PARCC and PAR TERM modifications were made affecting premiums. The related impact on the deferral of ceded reinsurance expense allowances did not reflect this change resulting in the understatement of deferred reinsurance expense allowances. During second quarter 2011, the Company recorded the correction, charging $1 million to net DAC amortization which represented the cumulative impact of this change. These adjustments are not material to any previously reported quarterly or annual financial statements.

Debt Agreements

The Company and its parent, Pruco Life, have an agreement with an affiliate, Prudential Funding, LLC, which allows it to borrow funds for working capital and liquidity needs. The borrowings under this agreement are limited to $200 million. The Company had $42 million debt outstanding to Prudential Funding, LLC in the second quarter of 2011, and no borrowings outstanding as of December 31, 2010.

Contributed Capital

In June 2011, the Company received a capital contribution from Pruco Life in the amount of $21 million to fund acquisition costs for PLNJ sales of variable annuities.

Derivative Trades

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A,”) addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of June 30, 2011, compared with December 31, 2010, and its results of operations for the three and six months ended June 30, 2011 and 2010. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, the statements under “Forward-Looking Statements” and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The asset transfer feature, included in the design of certain optional living benefits, transfers assets between the variable investments selected by the annuity contractholder and, depending on the benefit feature, a fixed rate account in the general account or a bond portfolio within the separate account. The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including the impact of investment performance on the contractholders’ total account value. In general, negative investment performance may result in transfers to either a fixed rate account in the general account or a bond portfolio within the separate account, and positive investment performance may result in transfers back to contractholder-selected investments. Overall, the asset transfer feature is designed to help mitigate our exposure, and the exposure of the contractholders’ account value, to equity market risk and market volatility. Beginning in 2009, our offerings of optional living benefit features associated with currently-sold variable annuity products all include an asset transfer feature, and in 2009 we discontinued any new sales of optional living benefit features without an asset transfer feature. Other product design elements we utilize for certain products to manage these risks include asset allocation restrictions and minimum issuance age requirements. As of June 30, 2011, approximately $3.3 billion or 84% of total variable annuity account values contain a living benefit feature, compared to approximately $2.4 billion or 79% as of December 31, 2010. As of June 30, 2011, approximately $3.0 billion or 90% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $2.0 billion or 86% as of December 31, 2010. The increase in account values with living benefits and the asset transfer feature reflects the impact of new business sales in the first six months of 2011 and market appreciation.

As mentioned above, in addition to our asset transfer feature, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance arrangements. In the reinsurance affiliate, equity options and futures as well as interest rate derivatives are purchased to hedge certain living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. Prior to the third quarter of 2010, the hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by GAAP, excluding the impact of the market-perceived risk of non-performance, with capital market derivatives. In the third quarter of 2010, the hedging strategy was revised as, in a low interest rate environment, management of the Company and the reinsurance affiliate did not believe the GAAP value of the embedded derivative liability to be an appropriate measure for determining the hedge target. The new hedge target is grounded in a GAAP/capital markets valuation framework but incorporates modifications to the risk-free return assumption to account for the fact that the underlying customer separate account funds which support these living benefits are invested in assets that contain risk. The modifications include the removal of a volatility risk margin embedded in the valuation technique used to fair value the embedded derivative liability under GAAP, and the inclusion of a credit spread over the risk-free rate used to estimate future growth of bond investments in the customer separate account funds. This new strategy will result in differences each period between the change in the value of the embedded derivative liability as defined by GAAP and the change in the value of the hedge positions, potentially increasing volatility in GAAP earnings in the Company and the reinsurance affiliate, and increasing volatility in the amortization of deferred acquisition and other costs of the Company as a result of the gross profits impact. Management of the Company and the reinsurance affiliate evaluate hedge levels versus the target given overall capital considerations of our ultimate parent Company, Prudential Financial Inc. and its subsidiaries, and prevailing capital market conditions and may decide to temporarily hedge to an amount that differs from the hedge target definition.

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

Variable Life Insurance

The Company offers a number of individual variable life insurance products which represent 21% of our net individual life insurance in force at June 30, 2011. Variable products provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account and /or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates we determine that vary periodically based on our portfolio rate. In the separate accounts, the policyholder bears the fund performance risk. Each product provides for the deduction of charges and expenses from the customer’s contract fund. The Company also offers a variable product that has the same basic features as our variable universal life product but also allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance.

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

Term Life Insurance

The Company offers a variety of term life insurance products (Term Elite, Term Essential, My Term, and ROP Term) which represent 73% of our net individual life insurance in force at June 30, 2011, that provide coverage for a specified time period. These term products, excluding My Term include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The ROP Term product offered by the Company offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

The Company’s profits from term insurance are not expected to directly correlate, from a timing perspective, with the increase in term insurance in force. This results from uneven product profitability patterns.

Universal Life Insurance

The Company offers universal life insurance products which represent 6% of our net individual life insurance in force at June 30, 2011. Universal life insurance products feature a fixed crediting rate that varies periodically based on portfolio returns, subject to certain minimums, flexible premiums and a choice of guarantees against lapse. Universal life policies provide for the deduction of charges and expenses from the policyholders’ contract fund.

The Company’s profits from universal life insurance are impacted by mortality and expense margins, and interest spread on policyholder funds.

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

1.	Changes in Financial Position

June 30, 2011 versus December 31, 2010

Total assets increased $1.148 billion, from $7.462 billion at December 31, 2010 to $8.610 billion at June 30, 2011. Separate account assets increased $0.972 billion, from $5.038 billion at December 31, 2010 to $6.010 billion at June 30, 2011, primarily driven by both increased annuity deposits that resulted in positive net flows, and improvements in equity markets.

Fixed maturities increased by $83 million from $1.065 billion at December 31, 2010 to $1.148 billion at June 30, 2011. This increase was primarily driven by investment of cash flows from operations, reinvestment of investment income, and unrealized gains on fixed maturities in the current year resulting from a narrowing of credit spreads that increased the market value of these securities. Partially offsetting this increase were transfers of account balances to the separate account variable investment options from the fixed investment options backed by our general account due to an asset transfer feature on certain variable annuity contracts.

Reinsurance recoverables increased by $24 million from $420 million at December 31, 2010 to $444 million at June 30, 2011 driven by continued growth in the term life in force covered under Prudential Arizona Reinsurance Captive Company, or “PARCC”, Prudential Arizona Reinsurance Term Company, or “PAR TERM” and Prudential Arizona Reinsurance III Company, or “PAR III”, reinsurance agreements. The increase in reinsurance recoverables was partially offset by a decrease in the reinsured liability for variable annuity living benefit embedded derivatives due to a decrease in the present value of future expected benefit payments primarily driven by the impact of favorable equity markets.

Deferred policy acquisition costs increased by $27 million from $366 million at December 31, 2010, to $393 million at June 30, 2011. The increase is primarily driven by the capitalization of acquisition costs from the growth in sales of annuity products.

Total liabilities increased by $1.081 million, from $6.835 billion at December 31, 2010 to $7.916 billion at June 30, 2011, primarily due to an increase in separate account liabilities of $972 million, driven mainly by positive net flows and improvements in equity markets described above. Policyholder account balances increased $13 million, from $1.054 billion at December 31, 2010 to $1.067 billion at June 30, 2011, primarily driven by continued growth in universal life in force. Future policy benefits and other policyholder liabilities increased by $25 million, from $503 million at December 31, 2010 to $528 million at June 30, 2011, primarily driven by a decrease in the liability for variable annuity living benefit embedded derivatives due to a decrease in the present value of future expected benefit payments primarily driven by the impact of favorable equity markets, partially offset by an increase in life reserves associated with term in force growth.

2.	Results of Operations

June 2011 to June 2010 Three Months Comparison

	Three Months ended June 30,
	2011	2010
	(in thousands)
Operating results:
Revenues:
Annuity Products	$19,134	$982
Life Products and Other	41,168	38,053

	60,302	39,035

Benefits and expenses:
Annuity Products	19,545	33,722

Life Products and Other	26,647	22,265

	46,192	55,987

Income from Operations before Income Taxes
Annuity Products	(411)	(32,740)
Life Products and Other	14,521	15,788

	$(14,110)	$(16,952)

Annuity Products

Income from Operations before Income Taxes

2011 to 2010 Three Month Comparison. Income from Operations before Income Taxes increased $33 million from a loss of $33 million in the second quarter of 2010 to $0 million in the second quarter of 2011. The increase was primarily driven by lower amortization of deferred policy acquisition (“DAC”) and deferred sales inducements (“DSI”). These lower expenses reflect both the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, discussed in more detail below, and updates to the estimated profitability of the business resulting from market performance and current period experience. Also contributing to the increase was higher fee income, driven by higher average variable annuity asset balances invested in separate accounts. The increase in separate account balances was due to positive net flows and net market appreciation over the past year.

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

As mentioned above, included in the favorable variance from lower amortization of DAC and DSI, was $15 million lower amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions. This impact primarily relates to changes in Non-Performance Risk (“NPR”) in the valuation of the reinsured living benefit liabilities. We incorporate the NPR of our affiliates’ in the valuation of the embedded derivatives associated with our living benefit features on our variable annuity contracts. To reflect NPR in the valuation of the embedded derivative liabilities, we incorporate an additional spread over LIBOR into the discount rate used. In the second quarter of both 2010 and 2011, positive NPR adjustments in the reinsurance affiliate were driven by increases in the reinsured living benefit liabilities due to unfavorable market conditions and widening of the NPR spreads. The NPR gain in the reinsurance affiliate was smaller in the second quarter of 2011 compared to the second quarter of 2010 due to smaller market and interest rate declines resulting in lower amortization of DAC and DSI.

As shown in the following table, income from operations for second quarter of 2010 included approximately $4 million in charges related to adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and amortizing DAC and DSI, resulting in a $4 million favorable variance.

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Amortization of DAC and DSI (1)	Reserves for GMDB /GMIB (2)	Total	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total
	(in thousands)
Quarterly market performance adjustments	$(569)	$33	$(536)	$(2,535)	$(1,898)	$(4,433)

Quarterly adjustments for current period experience	343	6	349	615	181	796

Total	$(226)	$39	$(187)	$(1,920)	$(1,717)	$(3,637)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and deferred sales inducements, or DSI.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.

As shown in the table above, results for both periods include quarterly updates for the impact of fund performance on our DAC/DSI amortization and GMDB/GMIB reserves for our variable annuity products. Results for second quarter of 2011 included charges associated with these quarterly updates due to less favorable than expected market performance. The actual rates of return on annuity account values for the second quarter of 2011 was 0.8% compared to our expected rate of return of 1.8%. The second quarter of 2010 updates resulted in charges of $4 million due to unfavorable market performance. The actual rate of return on annuity account values for the second quarter of 2010 was (5.9%) compared to our previously expected rate of return of 2.0%.

We derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets are projected to grow at the long-term expected rate of return for the entire period. The near-term future projected return across all contract groups is 7.7% per annum as of June 30, 2011, or approximately 1.8% per quarter.

For some contract groups the projected near-term future annual rate of return calculated using the reversion to the mean approach is greater than our maximum future rate of return assumption across all asset types for this business. In those cases, we utilize the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. The near-term blended maximum future rate of return, for these impacted contract groups, under the reversion to the mean approach is 9.7% at June 30, 2011. Included in the blended maximum future rate are assumptions for returns on various asset classes, including a 5.7% annual weighted average rate of return on fixed income investments and a 13% annual maximum rate of return on equity investments.

Revenues

2011 to 2010 Three Month Comparison. Revenues increased $18 million from $1 million in the second quarter of 2010 to $19 million in the second quarter of 2011.

Policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on policyholders’ fund balances, increased $9 million from $7 million in the second quarter of 2010 to $16 million in the second quarter of 2011. The increase was primarily driven by higher average separate account asset balances due to net market appreciation and positive net flows from new business sales.

Net realized investment losses decreased $7 million from a loss of $11 million in the second quarter of 2010 to a loss of $4 million in the second quarter of 2011, driven by smaller mark-to-market losses in the second quarter of 2011 related to the embedded derivatives associated with our non-reinsured living benefit features of our variable annuity products.

Asset administration fees increased by $3 million from $1 million in the second quarter of 2010 to $4 million in the second quarter of 2011, primarily due to higher separate account asset balances, as discussed above.

Benefits and Expenses

2011 to 2010 Three Month Comparison. Benefits and expenses decreased $14 million from $34 million in the second quarter of 2010 to $20 million in the second quarter of 2011.

Amortization of DAC decreased by $10 million, from $17 million in the second quarter of 2010 to $7 million in the second quarter of 2011, primarily due to lower DAC amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed above.

Interest credited to policyholders’ account balances decreased $5 million, from $9 million in the second quarter of 2010 to $4 million in the second quarter of 2011, primarily due to DSI amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed above.

Life Products and Other

Income from Operations before Income Taxes

2011 to 2010 Three Month Comparison. Income from Operations before Income Taxes decreased $1 million from $16 million in the second quarter of 2010 to $15 million in the second quarter of 2011. This decrease reflects a $1 million adjustment arising from the correction of an understatement of deferred reinsurance expense allowances related to affiliated reinsurance of our Term business.

Revenues

2011 to 2010 Three Month Comparison. Revenues of $41 million in the second quarter of 2011 remained relatively flat with the second quarter of 2010 of $38 million. Increases in Policy charges and fee income of $4 million were offset by a decrease in realized gains of $2 million.

Policy charges and fee income, consisting primarily of mortality and expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, increased by $4 million from $13 million in the second quarter of 2010 to $17 million in the second quarter of 2011.

Net realized investment gains decreased $2 million, from a gain of $4 million in the second quarter of 2010 to a gain of $2 million in the second quarter of 2011. The decrease reflects lower gains on investments in derivatives and fixed maturities.

Benefits and Expenses

2011 to 2010 Three Month Comparison. Total benefits and expenses of $27 million in the second quarter of 2011 increased by $5 million, from $22 million in the second quarter of 2010.

Policyholders’ benefits, including interest credited to policyholders’ account balances, increased by $1 million, from $7 million in the second quarter of 2010 to $8 million in the second quarter of 2011, primarily due to term life and universal life reserve growth attributable to continued sales and in force growth.

June 2011 to June 2010 Six Month Comparison

	Six Months ended June 30,
	2011	2010
	(in thousands)
Operating results:
Revenues:
Annuity Products	$63,793	$18,731
Life Products and Other	76,600	73,854

	140,393	92,585

Benefits and expenses:
Annuity Products	33,941	43,956
Life Products and Other	49,808	42,864

	83,749	86,820

Income from Operations before Income Taxes
Annuity Products	29,852	(25,225)
Life Products and Other	26,792	30,990

	$56,644	$5,765

Annuity Products

Income from Operations before Income Taxes

2011 to 2010 Six Month Comparison. Income from Operations before Income Taxes increased $55 million from a loss of $25 million in 2010 to a gain of $30 million in 2011. The increase was primarily driven by a favorable variance in the mark-to-market of the embedded derivatives associated with our non-reinsured living benefit features of our variable annuity products, primarily due to higher interest rates and favorable equity markets in the first six months of 2011, and unfavorable markets in the first six months of 2010. As discussed above, these living benefit features are hedged in a reinsurance affiliate. Also contributing to the increase was higher fee income and lower amortization of deferred policy acquisition (“DAC”) and deferred sales inducements (“DSI”). The increase in fee income was driven by higher average variable annuity asset balances invested in separate accounts due to positive net flows and net market appreciation. The decrease in amortization expenses reflects the lower impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions in the reinsurance affiliate.

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

As mentioned above, the favorable variance from lower amortization of DAC and DSI, was primarily driven by a $17 million favorable variance in amortization related to the impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions in the reinsurance affiliate. Since the impact of interest rate and equity market movements are hedged in the reinsurance affiliate, the impact on amortization primarily relates to changes in NPR in the valuation of the living benefit liabilities, which is not hedged. In the first six months of both 2010 and 2011, positive NPR adjustments, were driven by increases in the reinsured living benefit liabilities due to unfavorable market conditions and widening of the NPR spreads. The NPR gain was smaller in the first six months of 2011 compared to 2010 due to smaller market and interest rate declines resulting in a favorable variance from lower amortization of DAC and DSI.

As shown in the following table, income from operations for 2011 included less than $1 million of benefits related to adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to amortizing DAC/DSI, compared to $3 million of charges included in 2010, resulting in a $3 million favorable variance.

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total
	(in thousands)
Quarterly market performance adjustments	$(67)	$138	$71	$(2,105)	$(1,645)	$(3,750)
Quarterly adjustments for current period experience	451	80	531	578	611	1,189

Total	$384	$218	$602	$(1,527)	$(1,034)	$(2,561)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and deferred sales inducements, or DSI.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.

As shown in the table above, results for both periods include quarterly updates for the impact of fund performance on our DAC/DSI amortization and GMDB/GMIB reserves for our variable annuity products. Results for 2011 included a minimal benefit associated with these quarterly updates due to overall favorable market performance. Results for 2010 included charges of $4 million due to unfavorable market performance. The following table shows the actual quarterly rates of return on variable annuity account values compared to our previously expected quarterly rates of return used in our estimate of total gross profits for the periods indicated.

	2011		2010
	First Quarter	Second Quarter	First Quarter	Second Quarter
Actual rate of return	3.4%	0.8%	3.3%	(5.9)%
Expected rate of return	1.8%	1.8%	2.0%	2.0%

Revenues

2011 to 2010 Six Month Comparison. Revenues increased $45 million from $19 million in the first six months of 2010 to $64 million in the first six months of 2011.

Net Realized Investment Gains increased $26 million from a loss of $5 million in 2010 to a gain of $21 million in 2011, driven by the mark-to-market of embedded derivatives associated with our non-reinsured living benefit features of our variable annuity products, as discussed above.

Policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on policyholders’ fund balances, increased $17 million from $12 million in 2010 to $29 million in 2011. The increase was primarily driven by higher average separate account asset balances due to net market appreciation and positive net flows from new business sales.

Asset administration fees increased by $5 million from $2 million in 2010 to $7 million in 2011, primarily due to higher separate account asset balances, as discussed above.

Benefits and Expenses

2011 to 2010 Six Month Comparison. Benefits and expenses decreased $10 million from $44 million in the first six months of 2010 to $34 million in the first six months of 2011.

Amortization of DAC decreased by $10 million, from a charge of $21 million in 2010 to a charge of $11 million in 2011 in the first six month of 2011, primarily due to lower DAC amortization related to the impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions, as discussed above.

Interest credited to policyholders’ account balances decreased $5 million, from $13 million in 2010 to $8 million in 2011, primarily due to lower DSI amortization related to the impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions, as discussed above.

General, administrative and other expenses increased $5 million, from $8 million in 2010 to $13 million in 2011, primarily due to higher business development costs driven by initiative spending and operating expenses from new business activities and higher distribution expenses driven by higher asset based trail commissions due to higher account values, as discussed above.

Life Products and Other

Income from Operations before Income Taxes

2011 to 2010 Six Month Comparison. Income from Operations before Income Taxes decreased $4 million from $31 million in the first six months of 2010 to $27 million in the first six months of 2011. This decrease includes a $1 million adjustment arising from the correction of an understatement of deferred reinsurance expense allowances related to affiliated reinsurance of our Term business. Excluding this adjustment, Income from Operations before Income Taxes decreased $3 million due to lower gains on investments.

Revenues

2011 to 2010 Six Month Comparison. Revenues of $77 million in the first six months of 2011 remained relatively flat with the first six months of 2010 of $74 million.

Policy charges and fee income, consisting primarily of mortality and expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, increased by $6 million from $26 million in the first six months of 2010 to $32 million in the first six months of 2011.

Net realized investment gains decreased $4 million, from a gain of $6 million in the first six months of 2010 to a gain of $2 million in the first six months of 2011. The decrease reflects lower gains on investments in derivatives.

Benefits and Expenses

2011 to 2010 Six Month Comparison. Total benefits and expenses of $50 million in the first six months of 2011 increased by $7 million, from $43 million in the first six months of 2010.

Policyholders’ benefits, including interest credited to policyholders’ account balances, increased by $3 million, from $14 million in the first six months of 2010 to $17 million in the first six months of 2011, primarily due to term life and universal life reserve growth attributable to continued sales and in force growth.

Amortization of deferred policy acquisition costs increased by $2 million from $13 million in the first six months of 2010 to $15 million in first six months of 2011 reflecting the impact of favorable mortality experience in the current year, partially offset by the impact of unfavorable market conditions on separate account fund performance in the second quarter of 2010.

General and Administrative expenses, net of capitalization, increased $2 million from $2 million in the first six months of 2010 to $4 million in first six months of 2011 driven by higher operating expenses.

Income Taxes

The income tax provision amounted to an expense of $16 million in the first six months of 2011 compared to an expense of $1 million in the first six months of 2010 primarily driven by higher pre-tax income.

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 14, 2011, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2010 or first six months of 2011 results.

In December 2006, the IRS completed all fieldwork with respect to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of an industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 tax years, the Company agreed to such adjustment. The report, with the adjustment to the DRD, was submitted to the Joint Committee on Taxation in October 2008. The Company was advised on January 2, 2009 that the Joint Committee completed its consideration of the report and took no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a $157 million refund was received by the Company’s parent, Prudential Financial, in February 2009. The Company believed that its return position with respect to the calculation of the DRD was technically correct. Therefore, the Company filed protective refund claims on October 1, 2009 to recover the taxes associated with the agreed upon adjustment. The IRS issued an Industry Director Directive (“IDD”) in May 2010 stating that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. The Company’s parent, Prudential Financial, has received a refund of approximately $3 million pursuant to the protective refund claims. This activity had no impact on the Company’s 2010 or first six months of 2011 results.

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

Individual life insurance policies are less susceptible to withdrawal than our annuity reserves and deposit liabilities because policyholders may be subject to a new underwriting process in order to obtain a new insurance policy. Our annuity reserves with guarantee features may be less susceptible to withdrawal than historical experience indicates, due to the current value of these guarantee features to policyholders as a result of market declines in recent years.

Gross account withdrawals amounted to approximately $60 million and $81 million in the second quarter of 2011 and 2010, respectively. Because these withdrawals were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities and public equity securities. As of June 30, 2011 and December 31, 2010, the Company had liquid assets of $1.3 billion and $1.2 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $114.6 million and $95.4 million as of June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011, $1.048 billion, or 91%, of the fixed maturity investments company general account portfolios were rated investment grade. The remaining $101 million, or 9%, of these fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of the Company. We manage our RBC ratio to a level consistent with an “AA” ratings objective. RBC is determined by statutory formulas that consider risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. As of December 31, 2010, the RBC ratio for each of Prudential Insurance and the Company exceeded the minimum levels required by applicable insurance regulations. The RBC ratio is an annual calculation; however, based upon June 30, 2011 amounts, management of the Company and Prudential Financial, Inc. estimate that the RBC ratios for Prudential Insurance and other domestic life insurance subsidiaries of Prudential Financial, Inc., including the Company, would exceed the minimum level required by applicable insurance regulations.

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

In the second quarter of 2010 Prudential Financial changed the focus of the capital hedge program from the equity price risk associated with the annuities business to a broader view of equity market exposure of the statutory capital of Prudential Financial and its subsidiaries, as a whole. To effect this change, the capital hedge program was terminated and equity index-linked derivative transactions were entered into that are designed to mitigate the overall impact on statutory capital of a severe equity market stress event on Prudential Financial and its subsidiaries, as a whole. The program now focuses on tail risk rather than general equity market declines in order to protect statutory capital in a more cost-effective manner under stress scenarios. Prudential Financial assesses the composition of the hedging program on an ongoing basis and may change it from time to time based on an evaluation of its risk position or other factors.

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

Certain of the Company’s variable annuity statutory reserves are ceded to an affiliated captive reinsurance company. A reinsurance trust is established by the affiliated captive reinsurance company to satisfy reinsurance reserve credit requirements. These reserve credits allow the Company to reduce the level of statutory capital it is required to hold. Reinsurance credit reserve requirements can move materially in either direction due to changes in equity markets and interest rates, actuarial assumptions and other factors. Higher reinsurance credit reserve requirements would necessitate depositing additional assets in the statutory reserve credit trusts, while lower reinsurance credit reserve requirements would allow assets to be removed from the statutory reserve credit trusts. We expect Prudential Financial would satisfy those additional needs through a combination of funding the reinsurance credit trusts with available cash, loans from Prudential Financial and/or affiliates and assets pledged to our affiliated captive reinsurance company as collateral for hedging positions related to our living benefit features. Prudential Financial also continues to evaluate other options to address reserve credit needs such as obtaining letters of credit. During the second quarter of 2011, the need to fund the captive reinsurance trust increased by $1 million due to new business added to the reinsured block.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2011. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended June 30, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

In April 2011, a motion to dismiss the amended complaint was filed in Phillips v. Prudential Insurance and Pruco Life Insurance Co., a purported Illinois state class action challenging the use of retained asset accounts to settle individual life insurance death benefit claims

In May 2011, the Company filed a motion for judgment on the pleadings in Huffman v. The Prudential Life Insurance Company, a purported nationwide class action challenging the use of retained asset accounts to settle death benefit claims in ERISA-governed employee welfare plans. In July 2011, the court denied the motion.

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

See “Contingent Liabilities” within Note 6 to the Unaudited Interim Financial Statements for a discussion concerning audits and inquiries concerning the Company’s handling of unclaimed property.

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

Item 6. Exhibits

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS	-XBRL Instance Document.

101.SCH	-XBRL Taxonomy Extension Schema Document.

101.CAL	-XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	-XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	-XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	-XBRL Taxonomy Extension Definition Linkbase Document.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to the Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pruco Life Insurance Company of New Jersey

By	: /s/ Thomas Diemer
Thomas Diemer
Chief Accounting Officer
(Authorized Signatory and Principal Accounting and Financial Officer)

Date: August 12, 2011