Form 10-Q
period 2011-09-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2011-11-14
CIK 1038509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 14, 2011, 400,000 shares of the Registrant’s Common Stock (par value $5), were outstanding. As of such date, Pruco Life Insurance Company, an Arizona company and an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey Corporation, owned all of the Registrant’s Common Stock.

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

PART I-FINANCIAL INFORMATION

ITEM  1. Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Financial Position

As of September 30, 2011 and December 31, 2010 (in thousands, except share amounts)

	September 30, 2011	December 31, 2010
ASSETS
Fixed maturities available for sale, at fair value (amortized cost: 2011–$ 1,106,530; 2010–$1,007,655)	$1,191,122	$1,064,541
Equity securities available for sale, at fair value (cost: 2011–$1,532; 2010–$2,301)	1,394	2,074
Trading account assets, at fair value	1,544	0
Policy loans	176,058	175,514
Short-term investments	2,152	7,409
Commercial mortgage and other loans	211,130	182,437
Other long-term investments	27,690	16,913

Total investments	1,611,090	1,448,888
Cash and cash equivalents	145,614	87,961
Deferred policy acquisition costs	338,147	365,970
Accrued investment income	16,438	16,365
Reinsurance recoverables	483,728	419,858
Receivables from parents and affiliates	25,972	25,833
Deferred sales inducements	43,371	51,106
Other assets	8,045	8,293
Separate account assets	5,693,399	5,038,051

TOTAL ASSETS	$8,365,804	$7,462,325

LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$1,128,063	$1,053,807
Future policy benefits and other policyholder liabilities	681,121	503,354
Cash collateral for loaned securities	21,207	413
Securities sold under agreements to repurchase	12,715	2,957
Income taxes payable	49,944	120,248
Payables to parent and affiliates	1,930	5,837
Other liabilities	178,475	109,969
Separate account liabilities	5,693,399	5,038,051

Total liabilities	7,766,854	6,834,636

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)
EQUITY
Common stock, ($5 par value; 400,000 shares, authorized; issued and outstanding)	2,000	2,000
Additional paid-in capital	190,742	169,742
Retained earnings	366,528	430,663
Accumulated other comprehensive income	39,680	25,284

Total equity	598,950	627,689

TOTAL LIABILITIES AND EQUITY	$8,365,804	$7,462,325

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Unaudited Interim Statements of Operations and Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2011 and 2010 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES
Premiums	$3,674	$3,836	$10,610	$11,627
Policy charges and fee income	23,359	15,083	84,363	53,249
Net investment income	19,189	19,302	57,235	57,796
Asset administration fees	5,663	2,893	15,750	7,728
Other income	901	1,199	2,517	3,733
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(2,501)	(3,538)	(5,145)	(15,427)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	2,337	2,683	4,933	13,050
Other realized investment gains (losses), net	(103,703)	10,207	(80,951)	12,494

Total realized investment gains (losses), net	(103,867)	9,352	(81,163)	10,117

Total revenues	(51,081)	51,665	89,312	144,250

BENEFITS AND EXPENSES
Policyholders’ benefits	3,190	167	22,520	16,843
Interest credited to policyholders’ account balances	31,484	6,631	52,604	32,270
Amortization of deferred policy acquisition costs	71,876	(14,735)	98,172	19,490
General, administrative and other expenses	9,653	6,582	26,655	16,862

Total benefits and expenses	116,203	(1,355)	199,951	85,465

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(167,284)	53,020	(110,639)	58,785

Income tax (benefit) expense	(62,779)	13,901	(46,504)	15,015

NET INCOME (LOSS)	$(104,505)	$39,119	$(64,135)	$43,770

Change in net unrealized investment gains (losses), net of taxes (1)	9,186	12,436	14,396	26,954

COMPREHENSIVE INCOME (LOSS)	$(95,319)	$51,555	$(49,739)	$70,724

(1)	Amounts are net of tax expense of $5 million and $7 million for the three months ended September 30, 2011 and 2010, respectively, and $8 million and $15 million for the nine months ended September 30, 2011 and 2010, respectively.

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Unaudited Interim Statements of Equity

Nine Months Ended September 30, 2011 and 2010 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2010	$2,000	$169,742	$430,663	$25,284	$627,689
Net income (loss)	—	—	(64,135)	—	(64,135)
Contributed Capital	—	21,000	—	—	21,000
Change in foreign currency translation adjustments, net of taxes	—	—	—	5	5
Change in net unrealized investment gains, net of taxes	—	—	—	14,391	14,391

Balance, September 30, 2011	$2,000	$190,742	$366,528	$39,680	$598,950

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2009	$2,000	$168,998	$332,718	$9,936	$513,652
Net income	—	—	43,770	—	43,770
Contributed Capital	—	10	—	—	10
Change in foreign currency translation adjustments, net of taxes	—	—	—	(8)	(8)
Change in net unrealized investment gains, net of taxes	—	—	—	26,961	26,961

Balance, September 30, 2010	$2,000	$169,008	$376,488	$36,889	$584,385

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Unaudited Interim Statements of Cash Flows

Nine Months Ended September 30, 2011 and 2010 (in thousands)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(64,135)	$43,770
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	(19,386)	(6,154)
Interest credited to policyholders' account balances	52,604	32,270
Realized investment (gains) losses, net	81,163	(10,117)
Amortization and other non-cash items	(1,642)	(2,792)
Change in:
Future policy benefits and other insurance liabilities	71,597	70,853
Reinsurance recoverables	(49,300)	(60,139)
Accrued investment income	(73)	1,195
Receivables from parent and affiliates	(408)	(6,631)
Payables to parent and affiliates	(3,906)	(919)
Deferred policy acquisition costs	17,107	(31,309)
Income taxes payable	(78,055)	(6,411)
Deferred sales inducements	(17,934)	(13,929)
Other, net	(14,445)	(2,685)

Cash flows from (used in) operating activities	$(26,813)	$7,002

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	$119,484	$119,232
Policy loans	15,783	13,512
Commercial mortgage and other loans	17,393	20,766
Equity securities, available for sale	473	—
Payments for the purchase/origination of:
Fixed maturities, available for sale	(209,977)	(123,172)
Policy loans	(10,701)	(12,580)
Commercial mortgage and other loans	(46,433)	(26,700)
Equity securities, available for sale	(1,296)	(105)
Notes receivable from parent and affiliates, net	1,244	14,288
Other long-term investments, net	(4,747)	(7,313)
Short-term investments, net	5,248	17,265

Cash flows from (used in) investing activities	$(113,529)	$15,193

CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	$119,570	$141,075
Policyholders’ account withdrawals	(49,762)	(118,963)
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	30,552	(22,824)
Contributed capital	21,000	10
Net change in financing arrangements (maturities 90 days or less)	76,635	638

Cash flows from (used in) financing activities	$197,995	$(64)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57,653	22,131
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	87,961	32,601

CASH AND CASH EQUIVALENTS, END OF PERIOD	$145,614	$54,732

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements

1.	BUSINESS AND BASIS OF PRESENTATION

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

The Company has extensive transactions and relationships with Prudential Insurance and other affiliates, (as more fully described in Note 8 to the Unaudited Interim Consolidated Financial Statements). Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties. These financial statements should be read in conjunction with the Audited Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

Notes to Unaudited Interim Financial Statements - (Continued)

the effect on deferred policy acquisition costs, deferred sales inducements, future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).”

Equity securities available for sale are comprised of common stock and non-redeemable preferred stock and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on deferred policy acquisition costs, deferred sales inducements, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).” The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income” when declared.

Trading account assets at fair value are comprised of perpetual preferred stock. Realized and unrealized gains and losses for these investments are reported in “Other income.” Dividend income from these investments is reported in “Net investment income.”

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

Notes to Unaudited Interim Financial Statements - (Continued)

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

The allowance for losses on commercial mortgage and other loans can increase or decrease from period to period based on the factors noted above. “Realized investment gains (losses), net” includes changes in the allowance for losses. "Realized investment gains (losses), net" also includes gains and losses on sales, certain restructurings, and foreclosures.

When a commercial mortgage or other loan is deemed to be uncollectible, any specific valuation allowance associated with the loan is reversed and a direct write down to the carrying amount of the loan is made. The carrying amount of the loan is not adjusted for subsequent recoveries in value.

Commercial mortgage and other loans are occasionally restructured in a troubled debt restructuring. These restructurings generally include one or more of the following: full or partial payoffs outside of the original contract terms: changes to interest rates; extensions of maturity; or additions or modifications to covenants. Additionally, the Company may accept assets in full or partial satisfaction of the debt as part of a troubled debt restructuring. When restructurings occur, they are evaluated individually to determine whether the restructuring or modification constitutes a "troubled debt restructuring" as defined by authoritative accounting guidance. If the borrower is experiencing financial difficulty and the Company has granted a concession, the restructuring, including those that involve a partial payoff or the receipt of assets in full satisfaction of the debt is deemed to be a troubled debt restructuring. Based on the Company’s credit review process described above, these loans generally would have been deemed impaired prior to the troubled debt restructuring, and specific allowances for losses would have been established prior to the determination that a troubled debt restructuring has occurred.

In a troubled debt restructuring where the Company receives assets in full satisfaction of the debt, any specific valuation allowance is reversed and a direct write down of the loan is recorded for the amount of the allowance, and any additional loss, net of recoveries, or any gain is recorded for the difference between the fair value of the assets received and the recorded investment in the loan. When assets are received in partial settlement, the same process is followed, and the remaining loan is evaluated prospectively for impairment based on the credit review process noted above. When a loan is restructured in a troubled debt restructuring, the impairment of the loan is remeasured using the modified terms and the loan’s original effective yield, and the allowance for loss is adjusted accordingly. Subsequent to the modification, income is recognized prospectively based on the modified terms of the loans in accordance with the income recognition policy noted above. Additionally, the loan continues to be subject to the credit review process noted above.

In situations where a loan has been restructured in a troubled debt restructuring and the loan has subsequently defaulted, this factor is considered when evaluating the loan for a specific allowance for losses in accordance with the credit review process noted above.

See Note 3 for additional information about commercial mortgage and other loans that have been restructured in a troubled debt restructuring.

“Short-term investments” primarily consist of highly liquid debt instruments with a maturity of greater than three months and less than twelve months when purchased. These investments are generally carried at fair value and include certain money market investments and other highly liquid debt instruments.

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

Notes to Unaudited Interim Financial Statements - (Continued)

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

Asset Administration Fees

The Company receives asset administration fee income from policyholders’ account balances invested in The Prudential Series Funds or, “PSF,” which are a portfolio of mutual fund investments related to the Company’s separate account products. Also, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust Funds. In addition, the Company receives fees from policyholders’ account balances invested in funds managed by companies other than affiliates of Prudential Insurance. Asset administration fees are recognized as income when earned.

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, financial indices, or the values of securities. Derivative financial instruments generally used by the Company include swaps, futures, forwards and options which are contracted in the over-the-counter market with an affiliate. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models. Values can be affected by changes in interest rates, financial indices, values of securities, credit spreads, market volatility, expected returns, non-performance risks and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and non-performance risk used in valuation models.

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

Derivatives are recorded either as assets, within “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives, which are recorded with the associated host contract. The Company nets the fair value of all derivative financial instruments with its affiliated counterparty for which a master netting arrangement has been executed. As discussed below and in Note 5, all realized and unrealized changes in fair value of derivatives, with the exception of the effective portion of cash flow hedges are recorded in current earnings. Cash flows from these derivatives are reported in the operating and investing activities sections in the Unaudited Interim Statements of Cash Flows based on the nature and purpose of the derivative.

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

Notes to Unaudited Interim Financial Statements - (Continued)

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

The Company sells variable annuity contracts that include optional living benefit features that may be treated from an accounting perspective as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these embedded derivatives to an affiliate, Pruco Reinsurance Ltd. (“Pruco Re”). The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value and included in “Future policy benefits and other policyholder liabilities” and “Reinsurance recoverables,” respectively. Changes in the fair value are determined using valuation models as described in Note 3, and are recorded in “Realized investment gains (losses), net.”

Adoption of New Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance clarifying which restructurings constitute troubled debt restructurings. It is intended to assist creditors in their evaluation of whether conditions exist that constitute a troubled debt restructuring. This new guidance is effective for the first interim or annual reporting period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual reporting period of adoption. The Company’s adoption of this guidance in the third quarter of 2011 did not have a material effect on the Company’s consolidated financial position, results of operations, or financial statement disclosures.

In July 2010, the FASB issued updated guidance that requires enhanced disclosures related to the allowance for credit losses and the credit quality of a company’s financing receivable portfolio. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The Company adopted this guidance effective December 31, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning after December 15, 2010. The required disclosures are included above and in Note 3. In January 2011, the FASB deferred the disclosures required by this guidance related to troubled debt restructurings. These disclosures are effective for the first interim or annual reporting period beginning on or after June 15, 2011, concurrent with the effective date of proposed guidance for determining what constitutes a troubled debt restructuring. The disclosures required by this guidance related to troubled debt restructurings were adopted in the third quarter of 2011 and are included above and in Note 3.

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

Notes to Unaudited Interim Financial Statements - (Continued)

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

Income Taxes

The Company determines its interim tax provision using the annual effective tax rate methodology as required by ASC 740, Income Taxes (“ASC 740”). As a result of the volatility in the US markets and its impact on the Company's ability to forecast pre-tax earnings, the increase in the income tax benefit and change in effective tax rate was primarily driven by a change from pre-tax income for the nine months ended September 30, 2010 to a pre-tax loss for the nine months ended September 30, 2011.

Future Adoption of New Accounting Pronouncements

In June 2011, the FASB issued updated guidance regarding the presentation of comprehensive income. The updated guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Under the updated guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not change the items that are reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In October 2011, the FASB proposed a deferral of the requirement to separately present reclassifications from the components of other comprehensive income to the components of net income on the face of the financial statements. If the deferral is effective, companies would still be required to adopt the other requirements of the updated guidance. This updated guidance is effective for the first interim or annual reporting period beginning after December 15, 2011 and should be applied retrospectively. The Company expects this guidance to impact its financial statement presentation but not to impact the Company’s financial position or results of operations.

In May 2011, the FASB issued updated guidance regarding the fair value measurements and disclosure requirements. The updated guidance clarifies existing guidance related to the application of fair value measurement methods and requires expanded disclosures. This new guidance is effective for the first interim or annual reporting period beginning after December 15, 2011 and should be applied prospectively. The Company expects this guidance to have an impact on its financial statement disclosures but limited, if any, impact on the Company’s financial position or results of operations.

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

In October 2010, the FASB issued authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Under the amended guidance acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition with independent third parties or employees that are essential to the contract transaction, as well as the portion of employee compensation, including payroll fringe benefits, and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. This amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and permits, but does not require, retrospective application. The Company will adopt this guidance effective January 1, 2012, and expects to apply the retrospective method of adoption. Accordingly, under adoption, “Deferred policy acquisition costs” will be reduced with a corresponding reduction, net of taxes, to “Retained earnings” (and “Total equity”), as a result of acquisition costs previously deferred that are not eligible for deferral under the amended guidance. The Company estimates if the amended guidance were adopted as of September 30, 2011, retrospective adoption would reduce “Deferred policy acquisition costs” by approximately $70 million to $110 million, and reduce “Total equity” by approximately $40 million to $70 million. The estimated impact of adoption at September 30, 2011 is based upon the “Deferred policy acquisition cost” balance at that date: the actual impact at adoption will vary based upon the “Deferred policy acquisition cost” balance at January 1, 2012. Subsequent to the adoption of the guidance, the lower level of costs qualifying for deferral may be only partially offset by a lower level of amortization of “Deferred policy acquisition costs,” and, as such, may initially result in lower earnings in future periods which will impact lower deferrals of wholesaler costs associated with annual sales. While the adoption of this amended guidance changes the timing of when certain costs are reflected in the Company’s results of operations, it has no effect on the total acquisition costs to be recognized over time and will have no impact on the Company’s cash flows.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

3.	INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (4)
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$29,997	$5,881	$—	$35,878	$—
Obligations of U.S. states and their political subdivisions	—	—	—	—	—
Foreign government bonds	20,910	2,172	—	23,082	—
Public utilities	103,106	9,073	446	111,733	—
All other corporate securities	692,826	54,720	449	747,097	(45)
Asset-backed securities (1)	73,517	1,998	1,989	73,525	(3,620)
Commercial mortgage-backed securities	98,498	6,549	1	105,046	—
Residential mortgage-backed securities (2)	87,676	7,193	108	94,761	(404)

Total fixed maturities, available for sale	$1,106,530	$87,586	$2,993	$1,191,122	$(4,069)

Equity securities, available for sale
Common Stocks:
Industrial, miscellaneous & other	417	—	143	274
Non-redeemable preferred stocks	1,115	4	—	1,120
Total equity securities, available for sale (3)	$1,532	$4	$143	$1,394

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	As of September 30, 2011, perpetual preferred stocks of $1.5 million were reclassified to Other Trading Account Assets. Prior periods were not restated.
(4)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI” which were not included in earnings. Amount excludes $4 million of net unrealized gains (losses) on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$34,292	$2,199	$41	$36,450	$—
Obligations of U.S. states and their political subdivisions
Foreign government bonds	21,034	1,644	—	22,678	—
Corporate securities	707,754	47,472	2,945	752,281	(26)
Asset-backed securities (1)	57,808	1,671	5,446	54,033	(8,856)
Commercial mortgage-backed securities	97,467	5,721	87	103,101	—
Residential mortgage-backed securities (2)	89,300	6,746	48	95,998	(454)

Total fixed maturities, available for sale	$1,007,655	$65,453	$8,567	$1,064,541	$(9,336)

Equity securities, available for sale
Common Stocks:
Industrial, miscellaneous & other	226	178	29	375
Non-redeemable preferred stocks	380	—	217	163
Perpetual preferred stocks	1,695	—	159	1,536

Total equity securities available for sale	$2,301	$178	$405	$2,074

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI” which, were not included in earnings. Amount excludes $5 million of net unrealized gains (losses) on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturities by contractual maturities at September 30, 2011, are as follows:

	Available for Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$65,095	$66,269
Due after one year through five years	330,660	357,723
Due after five years through ten years	342,274	371,183
Due after ten years	108,810	122,615
Asset-backed securities	73,517	73,525
Commercial mortgage-backed securities	98,498	105,046
Residential mortgage-backed securities	87,676	94,761

Total	$1,106,530	$1,191,122

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

The following table depicts the sources of fixed maturity proceeds, equity security proceeds, and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Fixed maturities, available for sale
Proceeds from sales	$1,410	$5,621	$19,800	$10,441
Proceeds from maturities/repayments	40,007	40,204	99,593	109,040
Gross investment gains from sales, prepayments, and maturities	339	1,717	1,808	2,373
Gross investment losses from sales and maturities	—	—	(44)	(81)
Equity securities, available for sale
Proceeds from sales	—	—	—	—
Proceeds from maturities/repayments	—	—	473	—
Gross investment gains from sales	—	—	—	—
Gross investment losses from sales	—	—	—	—
Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(164)	$(659)	$(212)	$(2,181)
Writedowns for other-than-temporary impairment losses on equity securities	$(74)	$—	$(264)	$—

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

	(in thousands)
Balance, beginning of period	$3,540	$6,763
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(294)	(3,494)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	—	—
Credit loss impairment recognized in the current period on securities not previously impaired	—	—
Additional credit loss impairments recognized in the current period on securities previously impaired	164	213
Increases due to the passage of time on previously recorded credit losses	88	236
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(25)	(245)

Balance, end of period	$3,473	$3,473

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

	(in thousands)
Balance, beginning of period	$7,855	$7,430
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period (1)	(91)	(757)
Credit loss impairments previously recognized on securities impaired to fair value during the period	(992)	(992)
Credit loss impairment recognized in the current period on securities not previously impaired	—	—
Additional credit loss impairments recognized in the current period on securities previously impaired	210	1,593
Increases due to the passage of time on previously recorded credit losses	94	433
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(204)	(835)

Balance, end of period	$6,872	$6,872

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Trading Account Assets

The following table provides information relating to trading account assets as of the dates indicated:

	September 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Equity securities (1)	1,695	1,544	0	0

Total trading account assets	$1,695	$1,544	$0	$0

(1)	As of September 30, 2011, perpetual preferred stocks of $1.5 million were reclassified from Equity Securities. Prior periods were not restated.

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income” was ($151) thousand and $0 during the three months ended September 30, 2011 and 2010, respectively, and ($151) thousand and $0 during the nine months ended September 30, 2011 and 2010, respectively.

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows as of the dates indicated:

	September 30, 2011		December 31, 2010
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and other loans by property type:
Industrial buildings	$34,846	16.4%	$35,745	19.4%
Retail	50,464	23.7	36,046	19.6
Apartments/Multi-Family	32,869	15.4	25,340	13.8
Office buildings	34,689	16.3	30,468	16.6

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Hospitality	15,157	7.1	10,273	5.6
Other	32,480	15.3	33,834	18.4

Total commercial mortgage loans	200,505	94.2	171,706	93.4
Agricultural property loans	12,382	5.8	12,140	6.6

Total commercial mortgage and agricultural loans by property type	212,887	100.0%	183,846	100.0%
Valuation allowance	(1,757)		(1,409)

Total net commercial and agricultural mortgage loans by property type	$211,130		$182,437

The commercial mortgage and agricultural loans are geographically dispersed throughout the United States with the largest concentrations in Florida (11%), New Jersey (10%), and Illinois (9%) at September 30, 2011.

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	September 30, 2011
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for losses, beginning of year	$1,388	$21	$1,409
Addition to / (release of) allowance of losses	346	2	348

Total Ending Balance	$1,734	$23	$1,757

	December 31, 2010
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for losses, beginning of year	$2,379	$—	$2,379
Addition to / (release of) allowance of losses	(991)	21	(970)

Total Ending Balance	$1,388	$21	$1,409

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	September 30, 2011
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for Credit Losses:
Ending Balance: individually evaluated for impairment	$482	$—	$482
Ending Balance: collectively evaluated for impairment	1,252	23	1,275

Total ending balance	$1,734	$23	$1,757

Recorded Investment: (1)
Ending balance gross of reserves: individually evaluated for impairment	$3,816	$—	$3,816
Ending balance gross of reserves: collectively evaluated for impairment	196,689	12,382	209,071

Total ending balance, gross of reserves	$200,505	$12,382	$212,887

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

	December 31, 2010
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$424	$—	$424
Ending balance: collectively evaluated for impairment	964	21	985

Total ending balance	$1,388	$21	$1,409

Recorded Investment: (1)
Ending Balance gross of reserves: individually evaluated for impairment	$3,847	$—	$3,847
Ending Balance gross of reserves: collectively evaluated for impairment	167,859	12,140	179,999

Total ending balance, gross of reserves	$171,706	$12,140	$183,846

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected.

As of September 30, 2011, impaired commercial mortgage loans identified in management’s specific review of probable loan losses consisted of Hospitality commercial mortgage loans with a recorded investment of $3.8 million, an unpaid principal balance of $3.8 million and the related allowance for losses was $0.5 million. As of December 31, 2010 impaired commercial mortgage loans identified in management’s specific review of probable loan losses consisted of Hospitality commercial mortgage loans with a recorded investment of $3.8 million, an unpaid principal balance of $3.8 million and the related allowance for losses was $0.4 million. Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. As of September 30, 2011 and December 31, 2010, the Company held no impaired commercial mortgage and other loans with no allowances for losses. The average recorded investment in non-performing loans before allowance for losses was $3.8 million and $3.9 million at September 30, 2011 and December 31, 2010, respectively. Net investment income recognized on these loans totaled less than $0.1 million and $0.3 million for the periods ended September 30, 2011 and December 31, 2010, respectively. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

The following tables set forth the credit quality indicators as of September 30, 2011, based upon the recorded investment gross of allowance for credit losses.

Commercial mortgage and agricultural loans

	Debt Service Coverage Ratio - September 30, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in thousands)
Loan-to-Value Ratio
0%-49.99%	$33,915	$6,335	$10,909	$12,416	$—	$3,424	$66,999
50%-59.99%	1,662	4,765	—	—	—	2,240	8,667
60%-69.99%	15,283	24,812	8,433	16,675	4,450	—	69,653
70%-79.99%	8,000	9,925	13,347	14,341	—	8,484	54,097
80%-89.99%	—	—	—	8,000	1,655	—	9,655
90%-100%	—	—	—	—	—	—	—
Greater than 100%	—	3,816	—	—	—	—	3,816

Total Commercial Mortgage and Agricultural Loans (1)	$58,860	$49,653	$32,689	$51,432	$6,105	$14,148	$212,887

(1)	Agricultural loans had a recorded investment of $12.3 million at September 30, 2011, none of which had a loan-to-value ratio greater than 100% or debt service payments less than 1.0 times the property’s net operating income.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

The following tables set forth the credit quality indicators as of December 31, 2010, based upon the recorded investment gross of allowance for credit losses.

Commercial mortgage and agricultural loans

	Debt Service Coverage Ratio - December 31, 2010
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in thousands)
Loan-to-Value Ratio
0%-49.99%	$24,337	$14,598	$16,750	$2,462	$4,346	$—	$62,493
50%-59.99%	—	11,267	—	—	3,647	—	14,914
60%-69.99%	6,693	14,954	—	1,784	9,758	—	33,189
70%-79.99%	5,000	9,463	—	29,377	9,105	2,365	55,310
80%-89.99%	—	—	—	12,409	—	—	12,409
90%-100%	—	—	—	—	—	1,684	1,684
Greater than 100%	—	—	—	3,847	—	—	3,847

Total Commercial Mortgage and Agricultural Loans	$36,030	$50,282	$16,750	$49,879	$26,856	$4,049	$183,846

(1)	Agricultural loans had a recorded investment of $12.1 million at December 31, 2010, none of which had a loan-to-value ratio greater than 100% or debt service payments less than 1.0 times the property’s net operating income.

All commercial mortgage and agricultural property loans, with the exception of a $3.8 million Hospitality commercial loan which has been delinquent for 117 days as of September 30, 2011, are current as of September 30, 2011 and December 31, 2010. The Company defines current in its aging of past due commercial mortgage and agricultural loans as less than 30 days past due.

Commercial mortgage and other loans on nonaccrual status as of September 30, 2011 and December 31, 2010 include Hospitality commercial mortgage loans with a gross carrying value of $3.8 million. For the quarter ended September 30, 2011, there were no commercial mortgage and other loans sold or acquired. See Note 2 for further discussion regarding loans on nonaccrual status.

Net Investment Income

Net investment income for the three and nine months ended September 30, 2011 and 2010 was from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Fixed maturities, available for sale	$14,518	$14,382	$42,620	$43,322
Equity securities, available for sale	2	46	16	145
Trading Account Assets	3	0	3	0
Commercial mortgage and other loans	3,047	2,825	9,019	8,364
Policy loans	2,308	2,354	7,025	6,980
Short-term investments and cash equivalents	18	40	62	93
Other long-term investments	103	429	889	1,160

Gross investment income	19,999	20,076	59,634	60,064
Less: investment expenses	(810)	(774)	(2,399)	(2,268)

Net investment income	$19,189	$19,302	$57,235	$57,796

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and nine months ended September 30, 2011 and 2010 were from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Fixed maturities	$175	$1,057	$1,552	$110
Equity securities	(74)	—	103	—
Commercial mortgage and other loans	(128)	194	(348)	529
Short-term investments and cash equivalents	0	—	0	5
Joint ventures and limited partnerships	(44)	—	(44)	—
Derivatives (1)	(103,796)	8,101	(82,426)	9,473

Realized investment gains (losses), net	$(103,867)	$9,352	$(81,163)	$10,117

(1)	Includes the offset of hedged items in qualifying effective hedge relationships prior to maturity or termination.

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains and losses on securities classified as “available for sale” and certain other long-term investments and other assets are included in the Unaudited Interim Statements of Financial Position as a component of “Accumulated other comprehensive income (loss),” or

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2010	$(4,309)	$2,271	$(786)	$988	$(1,836)
Net investment gains (losses) on investments arising during the period	1,016	—	—	(356)	660
Reclassification adjustment for OTTI losses included in net income	2,437	—	—	(853)	1,584
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	—	(1,709)	—	598	(1,111)
Impact of net unrealized investment (gains) losses on policyholders' account balances	—	—	755	(264)	491

Balance, September 30, 2011	$(856)	$562	$(31)	$113	$(212)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains/(Losses) on Investments(1)	Deferred Policy Acquisition Costs and Other Costs	Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2010	$61,324	$(30,654)	$10,986	$(14,580)	$27,076
Net investment gains (losses) on investments arising during the period	20,993	—	—	(7,347)	13,646
Reclassification adjustment for (gains) losses included in net income	4,092	—	—	(1,432)	2,660
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	—	(9,332)	—	3,266	(6,066)
Impact of net unrealized investment (gains) losses on policyholders' account balances	—	—	3,889	(1,361)	2,528

Balance, September 30, 2011	$86,409	$(39,986)	$14,875	$(21,454)	$39,844

(1)	Include cash flow hedges. See Note 5 for information on cash flow hedges.

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	September 30, 2011	December 31, 2010

	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(856)	$(4,309)
Fixed maturity securities, available for sale - all other	85,449	61,195
Equity securities, available for sale	(138)	(227)
Derivatives designated as cash flow hedges (1)	(758)	(1,100)
Other investments	1,855	1,456

Net unrealized gains (losses) on investments	$85,552	$57,015

(1)	See Note 5 for more information on cash flow hedges.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$—	$—	$—	$—	$—
Corporate securities	43,116	684	966	212	44,081	895
Commercial mortgage-backed securities	2,241	1	—	—	2,241	1
Asset-backed securities	33,370	307	7,568	1,682	40,937	1,989
Residential mortgage-backed securities	4,757	108	—	—	4,757	108

Total	$83,484	$1,100	$8,534	$1,894	$92,016	$2,993

	December 31, 2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,078	$41	$—	$—	$2,078	$41
Corporate securities	73,679	2,524	6,545	421	80,224	2,945
Asset-backed securities	7,148	87	—	—	7,148	87
Commercial mortgage-backed securities	10,608	169	16,442	5,277	27,050	5,446
Residential mortgage-backed securities	3,219	48	—	—	3,219	48

Total	$96,732	$2,869	$22,987	$5,698	$119,719	$8,567

The gross unrealized losses at September 30, 2011 and December 31, 2010 are composed of $1 million and $6 million, respectively, related to high or highest quality securities based on NAIC or equivalent rating and $2 million and $3 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At September 30, 2011, $1.5 million of the gross unrealized losses represented declines in value of greater than 20%, $0.1 million of which had been in that position for less than six months, as compared to $5 million at December 31, 2010 that represented declines in value of greater than 20%, none of which had been in that position for less than six months. At September 30, 2011 and December 31, 2010, the $1.4 million and $6 million, respectively, of gross unrealized losses of twelve months or more were concentrated in asset backed securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at September 30, 2011 or December 31, 2010. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At September 30, 2011, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Duration of Gross Unrealized Loss Positions for Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, as of the following dates:

	September 30, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Equity securities, available for sale	$193	$103	$81	$40	$274	$143

	December 31, 2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Equity securities, available for sale	$255	$245	$1,536	$160	$1,791	$405

At September 30, 2011, $139 thousand of the gross unrealized losses represented declines of greater than 20%, $99 thousand of which have been in that position for less than six months. At December 31, 2010, $245 thousand of the gross unrealized losses represented declines of greater than 20%, all of which have been in that position for less than six months. Included in the December 31, 2010 table above are perpetual preferred securities. Perpetual preferred securities have characteristics of both debt and equity securities. Since an impairment model similar to fixed maturity securities is applied to these securities, an other-than-temporary impairment has not been recognized on certain perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of September 30, 2011 and December 31, 2010. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at September 30, 2011 or December 31, 2010.

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

Level 3 – Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally- developed values to the related assets or liabilities. To the extent the internally-developed valuations use significant unobservable inputs, they are classified as Level 3. As of September 30, 2011 and December 31, 2010, these over-rides on a net basis were not material.

Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

	As of September 30, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$35,878	$—	$35,878
Foreign government bonds	—	23,081	—	23,081
Corporate securities	—	857,090	1,741	858,831
Asset-backed securities	—	53,800	19,725	73,525
Commercial mortgage-backed securities	—	105,046	—	105,046
Residential mortgage-backed securities	—	94,761	—	94,761

Sub-total	—	1,169,656	21,466	1,191,122
Other trading account assets:
Equity Securities	—	—	1,544	1,544

Sub-total	—	—	1,544	1,544
Equity securities, available for sale:	193	—	1,201	1,394
Short-term investments	2,152	—	—	2,152
Cash equivalents	—	61,438	—	61,438
Other long-term investments	—	6,249	46	6,295
Other assets	—	8,742	26,770	35,512

Sub-total excluding separate account assets	2,345	1,246,085	51,027	1,299,457
Separate account assets (1)	110,754	5,576,819	5,826	5,693,399

Total assets	$113,099	$6,822,904	$56,853	$6,992,856

Other liabilities	—	—	—	—
Future policy benefits	—	—	81,227	81,227

Total liabilities	$—	$—	$81,227	$81,227

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$36,450	$—	$36,450
Foreign government bonds	—	22,678	—	22,678
Corporate securities	—	748,645	3,636	752,281
Asset-backed securities	—	37,414	16,619	54,033
Commercial mortgage-backed securities	—	103,101	—	103,101
Residential mortgage-backed securities	—	95,998	—	95,998

Sub-total	—	1,044,286	20,254	1,064,541
Equity securities, available for sale:	283	1,536	255	2,074
Short-term investments	359	7,050	—	7,409
Cash equivalents	5,000	23,383	—	28,383
Other long-term investments	—	—	—	—
Other assets	—	2,792	16,996	19,788

Sub-total excluding separate account assets	5,642	1,079,047	37,505	1,122,195
Separate account assets (1)	132,005	4,900,653	5,393	5,038,051

Total assets	$137,647	$5,979,700	$42,898	$6,160,245

Other liabilities	—	898	—	898
Future policy benefits	—	—	(41,316)	(41,316)

Total liabilities	$—	$898	$(41,316)	$(40,418)

(1)

Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

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

Fixed Maturity Securities – The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices from pricing services are sourced from multiple vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company generally receives prices from multiple pricing services for each security, but ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. To validate reasonability, prices are reviewed by internal asset managers through comparison with directly observed recent market trades and internal estimates of current fair value, developed using market observable inputs and economic indicators. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from third party pricing services is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service. If the pricing service updates the price to be more consistent in comparison to the presented market observations, the security remains within Level 2.

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally-developed valuation. As of September 30, 2011 and December 31, 2010, over-rides on a net basis were not material. Internally-developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally-developed valuations and non-binding broker quotes are generally included in Level 3 in our fair value hierarchy.

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

Trading Account Assets – Trading account assets are comprised of perpetual preferred stock whose fair value is determined consistent with similar instruments described below under “Equity Securities.”

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

Derivative Instruments – Derivatives are recorded at fair value either as assets, within “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts are determined based on quoted prices in active exchanges or through the use of valuation models. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, commodity prices, credit spreads, market volatility, expected returns, non-performance risk and liquidity as well as other factors. Liquidity valuation adjustments are made to reflect the cost of exiting significant risk positions, and consider the bid-ask spread, maturity, complexity, and other specific attributes of the underlying derivative position. Fair values can also be affected by changes in estimates and assumptions including those related to counterparty behavior used in valuation models.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

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

Derivatives classified as Level 3 may include first-to-default credit basket swaps and other structured products. These derivatives are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. The fair values of first to default credit basket swaps are derived from relevant observable inputs such as: individual credit default spreads, interest rates, recovery rates and unobservable model-specific input values such as correlation between different credits within the same basket. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer values.

Cash Equivalents and Short-Term Investments – Cash equivalents and short-term investments include money market instruments, commercial paper and other highly liquid debt instruments. Money market instruments are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The remaining instruments in the Cash Equivalents and Short-term Investments category are typically not traded in active markets; however, their fair values are based on market observable inputs and, accordingly, these investments have been classified within Level 2 in the fair value hierarchy.

Other Assets – Other assets carried at fair value include reinsurance recoverables related to the reinsurance of our living benefit guarantees on certain of our variable annuities. These guarantees are described further below in “Future Policy Benefits.” Also included in other assets are certain universal life products that contain a no-lapse guarantee provision. The reinsurance agreements covering these guarantees are derivatives and are accounted for in the same manner as an embedded derivative.

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

The Company is also required to incorporate the market-perceived risk of its own non-performance (“NPR”) in the valuation of the embedded derivatives associated with its optional living benefit features and no-lapse feature on certain universal life products. Since insurance liabilities are senior to debt, the Company believes that reflecting the financial strength ratings of the Company in the valuation of the liability appropriately takes into consideration the Company’s NPR. To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the financial strength of the Company. The additional spread over LIBOR incorporated into the discount rate as of September 30, 2011 generally ranged from 125 to 250 basis points for the portion of the interest rate curve most relevant to these liabilities.

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

Significant declines in interest rates and the impact of equity market declines on account values in 2011 drove increases in the embedded derivative liabilities associated with the optional living benefit features of the Company’s variable annuity products as of September 30, 2011. These factors, as well as widening of the spreads used in valuing NPR, which reflect the financial strength ratings of our insurance subsidiaries, also drove offsetting increases in NPR in the valuation of the embedded derivative. As of September 30, 2011, the fair value of the embedded derivatives associated with the optional living benefit features of before the NPR adjustment was a net liability of $350 million. This net liability was comprised of $359 million of embedded derivative liabilities net of $9 million of assets. At September 30, 2011, NPR resulted in a $268 million cumulative decrease to the embedded derivative liability. As described in Note 8 the Company uses affiliated reinsurance as part of its risk management strategy for certain of

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

the optional living benefit features. As a result, the increase in these embedded derivative liabilities are largely offset by corresponding increases in the reinsurance recoverable associated with the affiliated reinsurance.

Transfers between Levels 1 and 2 – During the three and nine months ended September 30, 2011, there were no material transfers between Level 1 and Level 2.

Changes in Level 3 assets and liabilities – The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and nine months ended September 30, 2011, as well as the portion of gains or losses included in income for the three and nine months ended September 30, 2011 attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2011.

	Three Months Ended September 30, 2011
	Fixed Maturities Available For Sale - Corporate Securities	Fixed Maturities Available For Sale - Asset- Backed Securities	Fixed Maturities Available For Sale - Commercial Mortgage- Backed Securities	Equity Securities, Available for Sale	Other Assets
	(in thousands)
Fair value, beginning of period	$5,680	$21,670	$5,019	$1,762	$9,457
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	2	—	—	(74)	16,992
Asset administration fees and other income	—	—	—	—	—
Interest credited to policyholder account balances	—	—	—	—	—
Included in other comprehensive income (loss)	(45)	(93)	—	43	—
Net investment income	(4)	71	—	—	—
Purchases	—	—	—	1,000	321
Sales	—	—	—	—	—
Issuances	12	—	—	—	—
Settlements	(32)	(1,923)	—	—	—
Foreign currency translation	—	—	—	—	—
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	(3,872)	—	(5,019)	—	—
Other	—	—	—	(1,530)	—

Fair value, end of period	$1,741	$19,725	$—	$1,201	$26,770

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$(74)	$17,035
Asset administration fees and other income	$—	$—	$—	$—	$—
Interest credited to policyholder account balances	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$(45)	$(93)	$—	$43	$—

	Three Months Ended September 30, 2011
	Separate Account Assets (1)	Future Policy Benefits	Other Long- Term Investments	Other Trading Account Assets - Equity Securities
	(in thousands)
Fair value, beginning of period	$5,703	$53,827	$34	$—
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(128,818)	12	—
Asset administration fees and other income	—	—	—	15
Interest credited to policyholder account balances	123	—	—	—
Included in other comprehensive income	—	—	—	—
Net investment income	—	—	—	—
Purchases	—	(6,236)	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	—
Foreign currency translation	—	—	—	—
Transfers into Level 3 (2)	—	—	—	—

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Transfers out of Level 3 (2)	—	—	—	—
Other	—	—	—	1,529

Fair value, end of period	$5,826	$(81,227)	$46	$1,544

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$(128,701)	$12	$—
Asset administration fees and other income	$—	$—	$—	$15
Interest credited to policyholder account balances	$123	$—	$—	$—
Included in other comprehensive income	$—	$—	$(13)	$—

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

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

	Nine Months Ended September 30, 2011
	Fixed Maturities Available For Sale - Corporate Securities	Fixed Maturities Available For Sale - Asset- Backed Securities	Fixed Maturities Available For Sale - Commercial Mortgage- Backed Securities	Equity Securities, Available for Sale	Other Assets
	(in thousands)
Fair value, beginning of period	$3,636	$16,619	$—	$255	$16,996
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	2	—	—	(454)	14,567
Asset administration fees and other income	—	—	—	—	—
Included in other comprehensive income (loss)	(97)	8	—	394	(13)
Net investment income	62	191	—	—	—
Purchases	1,297	11,089	5,019	1,000	1,200
Sales	(99)	—	—	—	—
Issuances	60	—	—	—	—
Settlements	(148)	(4,217)	—	—	(1)
Foreign currency translation	—	—	—	—	—
Transfers into Level 3 (2)	900	—	—	1,536	—
Transfers out of Level 3 (2)	(3,872)	(3,965)	(5,019)	—	(5,979)
Other	—	—	—	(1,530)	—

Fair value, end of period	$1,741	$19,725	$—	$1,201	$26,770

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$(454)	$14,696
Asset administration fees and other income	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$(97)	$8	$—	$394	$(13)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

	Nine Months Ended September 30, 2011
	Separate Account Assets (1)	Future Policy Benefits	Other Long- Term Investments	Other Trading Account Assets - Equity Securities
	(in thousands)
Fair value, beginning of period	$5,393	$41,316	$0	$—
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(105,847)	46	—
Asset administration fees and other income	—	—	—	15
Interest credited to policyholder account balances	433	—	—	—
Included in other comprehensive income	—	—	—	—
Net investment income	—	—	—	—
Purchases	—	(16,696)	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	—
Foreign currency translation	—	—	—	—
Transfers into Level 3 (2)	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—
Other	—	—	—	1,529

Fair value, end of period	$5,826	$(81,227)	$46	$1,544

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$(105,419)	$42	$—
Asset administration fees and other income	$—	$—	$—	$15
Interest credited to policyholder account balances	$433	$—	$—	$—
Included in other comprehensive income	$—	$—	$—	$—

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Consolidated Statement of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

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

Transfers between Levels 1 and 2 – During the three and nine months ended September 30, 2010, there were no material transfers between Level 1 and Level 2.

Changes in Level 3 assets and liabilities – The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and nine months ended September 30, 2010, as well as the portion of gains or losses included in income for the three and nine months ended September 30, 2010 attributable to unrealized gains or losses related to those assets and liabilities held at September 30, 2010.

	Three Months Ended September 30, 2010
	Fixed Maturities Available For Sale - Corporate Securities	Fixed Maturities Available For Sale - Asset- Backed Securities	Equity Securities, Available for Sale	Other Long- Term Investments	Other Assets
	(in thousands)
Fair value, beginning of period	$2,868	$14,438	$384	$(84)	$25,034
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	—	72	605
Asset administration fees and other income	—	—	—	—	—
Included in other comprehensive income (loss)	3	(37)	(86)	—	161
Net investment income	—	44	—	—	—
Purchases, sales, issuances, and settlements	36	(432)	—	—	402
Foreign currency translation	—	—	—	—	—
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	(128)	(1,141)	—	—	—

Fair value, end of period	$2,779	$12,872	$298	$(12)	$26,202

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—	$691
Asset administration fees and other income	$—	$—	$—	$—	$—
Interest credited to policyholder account balances	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$3	$(37)	$(86)	$71	$161

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

	Three Months Ended September 30, 2010
	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$5,152	$(16,002)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	5,428
Asset administration fees and other income	—	—
Interest credited to policyholder account balances	146	—
Included in other comprehensive income (loss)	—	—
Net investment income	—	—
Purchases, sales, issuances, and settlements	—	(2,241)
Foreign currency translation	—	—
Transfers into Level 3 (2)	—	—
Transfers out of Level 3 (2)	—	—

Fair value, end of period	$5,298	$(12,815)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$(5,346)
Asset administration fees and other income	—	—
Interest credited to policyholder account balances	$146	$—
Included in other comprehensive income (loss)	$—	$—

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Statement of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

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

	Nine Months Ended September 30, 2010
	Fixed Maturities Available For Sale - Corporate Securities	Fixed Maturities Available For Sale - Asset- Backed Securities	Equity Securities, Available for Sale	Other Long-Term Investments	Other Assets
	(in thousands)
Fair value, beginning of period	$2,398	$25,259	$576	$(67)	$16,039
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(10)	(139)	—	53	9,173
Asset administration fees and other income	—	—	—	—	—
Included in other comprehensive income (loss)	476	(1,351)	(278)	—	327
Net investment income	(1)	125	—	—	—
Purchases, sales, issuances, and settlements	43	5,434	—	—	663
Foreign currency translation	—	—	—	—	—
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	(128)	(16,456)	—	—	—

Fair value, end of period	$2,779	$12,872	$298	$(13)	$26,202

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$(10)	$(139)	$—	$55	$9,304
Asset administration fees and other income	$—	$—	$—	$—	$—
Interest credited to policyholder account balances	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$477	$(1,351)	$(278)	$—	$327

	Nine Months Ended September 30, 2010
	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$5,104	$2,412
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(9,920)
Asset administration fees and other income	—	—
Interest credited to policyholder account balances	194	—
Included in other comprehensive income	—	—
Net investment income	—	—
Purchases	—	(5,307)
Foreign currency translation	—	—
Transfers into Level 3 (2)	—	—
Transfers out of Level 3 (2)	—	—

Fair value, end of period	$5,298	$(12,815)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$(17,685)
Asset administration fees and other income	$—	$—
Interest credited to policyholder account balances	$194	$—
Included in other comprehensive income	$—	$—

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Statement of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Derivative Fair Value Information – The following tables present the balance of derivative assets and liabilities measured at fair value on a recurring basis, as of the date indicated. These tables exclude embedded derivatives which are recorded with the associated host contract. The derivative assets and liabilities shown below are included in “Other long-term investments” or “Other liabilities” in the tables presented previously in this note, under the headings “Assets and Liabilities by Hierarchy Level” and “Changes in Level 3 Assets and Liabilities.”

	As of September 30, 2011
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Derivative assets:
Interest Rate	$—	$7,754	$—	$—	$7,754
Currency	—	—	—	—	—
Credit	—	109	46	—	155
Currency/Interest Rate	—	15	—	—	15
Equity	—	—	—	—	—
Netting (1)	—	—	—	(1,629)	(1,629)

Total derivative assets:	$—	$7,878	$46	$(1,629)	$6,295

Derivative liabilities:
Interest Rate	—	—	—	—	—
Currency	—	—	—	—	—
Credit	—	(282)	—	—	(282)
Currency/Interest Rate	—	(1,347)	—	—	(1,347)
Equity	—	—	—	—	—
Netting (1)	—	—	—	1,629	1,629

Total derivative liabilities:	$—	$(1,629)	$—	$1,629	$—

	As of December 31, 2010
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Derivative assets:
Interest Rate	$—	$1,738	$—	$—	$1,738
Currency	—	—	—	—	—
Credit	—	1,206	—	—	1,206
Currency/Interest Rate	—	—	—	—	—
Equity	—	—	—	—	—
Netting (1)	—	—	—	(2,943)	(2,943)

Total derivative assets:	$—	$2,943	$—	$(2,943)	$0

Derivative liabilities:
Interest Rate	$—	$1,006	$—	$—	$1,006
Currency	—	—	—	—	—
Credit	—	878	—	—	878
Currency/Interest Rate	—	1,957	—	—	1,957
Equity	—	—	—	—	—
Netting (1)	—	—	—	(2,943)	(2,943)

Total derivative liabilities:	$—	$3,841	$—	$(2,943)	$898

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Changes in Level 3 derivative assets and liabilities – The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the three and nine months ended September 30, 2011, as well as the portion of gains or losses included in income for the three and nine months ended September 30, 2011, attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2011.

Three Months Ended September 30, 2011
Other Long-Term Investment Derivative Asset
(in thousands)
Fair Value, beginning of period	$34
Total gains or (losses) (realized/unrealized)
Included in earnings:
Realized investment gains (losses), net	12
Asset administration fees and other income	—
Purchases, sales, issuances and settlements	—
Transfers into Level 3	—
Transfers out of Level 3	—

Fair Value, end of period	$46

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$12
Asset administration fees and other income	—

Nine Months Ended September 30, 2011
Other Long-Term Investment Derivative Asset
(in thousands)
Fair Value, beginning of period	$—
Total gains or (losses) (realized/unrealized)
Included in earnings:
Realized investment gains (losses), net	46
Asset administration fees and other income	—
Purchases, sales, issuances and settlements	—
Transfers into Level 3	—
Transfers out of Level 3	—

Fair Value, end of period	$46

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	42
Asset administration fees and other income	—

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ:

	September 30, 2011		December 31, 2010
	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Assets:
Commercial mortgage and other loans	$211,130	$224,521	$182,437	$192,102
Policy loans	176,058	230,065	175,514	211,513
Liabilities:
Policyholder account balances - Investment contracts	112,434	111,269	102,593	101,551

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

Notes to Unaudited Interim Financial Statements - (Continued)

The table below provides a summary of the gross notional amount and fair value of derivatives contracts, excluding embedded derivatives which are recorded with the associated host, by the primary underlying. Many derivative instruments contain multiple underlyings.

	September 30, 2011			December 31, 2010
	Notional	Fair Value		Notional	Fair Value
Primary Underlying	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(in thousands)
Qualifying Hedges
Currency/Interest Rate	$11,018	$16	$(776)	$11,018	$—	$(1,104)

Total Qualifying Hedges	$11,018	$16	$(776)	$11,018	$—	$(1,104)

Non-Qualifying Hedges
Interest Rate	$57,200	$7,754	$—	$47,000	$1,737	$(1,006)
Credit	17,000	155	(282)	8,900	1,206	(878)
Currency/Interest Rate	9,115	—	(572)	9,115	—	(853)
Equity	—	—	—	—	—	—

Total Non-Qualifying Hedges	83,315	7,909	(854)	65,015	2,943	(2,737)

Total Derivatives	$94,333	$7,925	$(1,630)	$76,033	$2,943	$(3,841)

Embedded Derivatives

The Company sells variable annuity contracts that include certain optional living benefit features that are treated as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these embedded derivatives to an affiliate, Pruco Reinsurance Ltd. (“Pruco Re”). The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value. Mark-to-market changes in the fair value of the underlying contractual guarantees are determined using valuation models as described in Note 7, and are recorded in “Realized investment gains (losses), net.”

The fair value of the embedded derivatives included in Future policy benefits was a liability of $81 million and an asset of $41 million as of September 30, 2011 and December 31, 2010, respectively. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re included in “Reinsurance Recoverable” was an asset of $26 million as of September 30, 2011 and an asset of $11 million as of December 31, 2010.

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

Notes to Unaudited Interim Financial Statements - (Continued)

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Qualifying Hedges
Cash flow hedges
Currency/Interest Rate
Net investment income	$(46)	$17	$(30)	$33
Other income	19	(19)	(12)	6
Accumulated Other Comprehensive Income (1)	346	(1,700)	342	47

Total cash flow hedges	319	(1,702)	300	86

Non-qualifying hedges
Realized investment gains (losses)
Interest Rate	$7,321	$2,444	$8,565	$9,809
Currency
Currency/Interest Rate	718	(584)	283	300
Credit	556	(222)	222	(391)
Equity	—	—	—	—
Embedded Derivatives	(112,391)	6,463	(91,496)	(247)

Total non-qualifying hedges	(103,796)	8,101	(82,426)	9,471

Total Derivative Impact	$(103,477)	$6,399	$(82,126)	$9,557

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

For the period ending September 30, 2011, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2010	$(1,100)
Net deferred gains on cash flow hedges from January 1 to September 30, 2011	301
Amount reclassified into current period earnings	40

Balance, September 30, 2011	$(759)

As of September 30, 2011, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 5 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Statements of Equity.

Credit Derivatives Written

The Company holds certain externally managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated Other Comprehensive Income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these interests was $7 million at September 30, 2011 and December 31, 2010. The fair value of the embedded derivatives included in Fixed maturities, available for sale was a liability of $3 million at September 30, 2011 and December 31, 2010.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

The following table sets forth exposure from credit derivatives where the Company has written credit protection excluding embedded derivatives contained in externally-managed investments in the European market, by NAIC rating of the underlying credits as of the dates indicated.

September 30, 2011
Single Name
NAIC Designation	Notional	Fair Value
(in thousands)
1	$10,000	46
2	—	—

3	—	—
4	—	—
5	—	—
6	—	—

	$10,000	$46

December 31, 2010
Single Name
NAIC Designation	Notional	Fair Value
(in thousands)
1	$—	—
2	—	—

3	—	—
4	—	—
5	—	—
6	—	—

	$—	$—

The following table sets forth the composition of credit derivatives where the Company has written credit protection excluding embedded derivatives contained in externally-managed investments in European markets, by industry category as of the dates indicated.

	September 30, 2011		December 31, 2010
Industry	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Corporate Securities:
Finance	10,000	46	—	—

Total Credit Derivatives	$10,000	$46	$—	$—

The Company writes credit derivatives under which the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $10 million and $0 million notional of credit default swap (“CDS”) selling protection at September 30, 2011 and December 31, 2010, respectively. These credit derivatives generally have maturities of five to ten years.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of September 30, 2011 and December 31, 2010, the Company had $7 million and $9 million of outstanding notional amounts, respectively, reported at fair value as a liability of $0.2 million and an asset of $0.3 million, respectively.

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

Notes to Unaudited Interim Financial Statements - (Continued)

6.	COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund $11 million of commercial loans as of September 30, 2011. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $8 million as of September 30, 2011.

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

The Company is subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and is subject to audit and examination for compliance with these requirements. The Company is currently being examined by a third party auditor on behalf of 33 U.S. jurisdictions for compliance with the unclaimed property laws of these jurisdictions. Significant attention has been focused on life insurance companies’ processes and procedures used to identify unreported death claims and whether life insurance companies use the Social Security Master Death File (“SSMDF”) to identify deceased policy and contract holders. The Company is one of several companies subpoenaed by the New York Attorney General regarding its unclaimed property procedures. Additionally, the New York Department of Insurance (“NYDOI”) has requested that 172 life insurers (including the Company) provide data to the NYDOI regarding use of the SSMDF. The New York Office of Unclaimed Funds recently notified the Company that it intends to conduct an audit of the Company’s compliance with New York’s unclaimed property laws. The Company is the subject of a multi-state market conduct exam in connection with use of the SSMDF and insurance claims settlement practices and has received additional inquiries and requests from states not participating in the third party audit described above. Additionally, regulators and state legislators are considering proposals that would require life insurance companies to take additional steps to identify unreported deceased policy and contract holders. If implemented, the proposals under consideration and any escheatable property identified as a result of the audits could result in: (1) additional payments of previously unreported death claims; (2) the payment of abandoned funds to U.S. jurisdictions; and (3) changes in the Company’s practices and procedures for the identification of escheatable funds, which would impact claim payments and reserves, among other consequences. There does not appear to be a consensus among state insurance regulators and state unclaimed property administrators regarding a life insurer’s obligations in connection with identifying unreported deaths of its policy and contract holders.

The audit described above seeks to use the SSMDF to identify deceased insureds and contract holders where a valid claim has not been made. The Company has historically used the SSMDF to identify deceased insureds and contract holders and then confirmed the information on the SSMDF through other sources or obtained a death certificate. During the third quarter of 2011, the Company increased reserves by $1 million for certain policies and contracts active at any time since January 1, 1992, in respect of which the Company expects a death benefit (including delayed claim interest) to be payable based upon the application of new SSMDF matching criteria and an assumption of death without receipt of a valid claim by or on behalf of a beneficiary or other claim documentation.

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

Notes to Unaudited Interim Financial Statements - (Continued)

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

In October 2010, Prudential filed a motion to dismiss the complaint. In November 2010, a second purported nationwide class action brought on behalf of the same beneficiaries of the VA Contract, Phillips v. Prudential Insurance Company of America and Prudential Financial, Inc., was filed in the United States District Court for the District of New Jersey, and makes substantially the same claims. In November and December 2010, two additional actions brought on behalf of the same putative class, alleging substantially the same claims and the same relief, Garrett v. The Prudential Insurance Company of America and Prudential Financial, Inc. and Witt v. The Prudential Insurance Company of America were filed in the United States District Court for the District of New Jersey. In February 2011, Phillips, Garrett and Witt were transferred to the United States District Court for the Western District of Massachusetts by the Judicial Panel for Multi-District Litigation and consolidated with the Lucey matter as In re Prudential Insurance Company of America SGLI/VGLI Contract Litigation. In March 2011, the motion to dismiss was denied.

In September 2010, Huffman v. The Prudential Insurance Company, a purported nationwide class action brought on behalf of beneficiaries of group life insurance contracts owned by ERISA-governed employee welfare benefit plans was filed in the United States District Court for the Eastern District of Pennsylvania, alleging that using retained asset accounts in employee welfare benefit plans to settle death benefit claims violates ERISA and seeking injunctive relief and disgorgement of profits. Prudential moved to dismiss the complaint. In April 2011, Prudential withdrew its motion to dismiss the complaint. In May 2011, Prudential filed a motion for judgment on the pleadings. In July 2011, the court denied the motion.

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

As discussed under “Contingent Liabilities” above, the Company is subject to audits and inquiries concerning its handling of unclaimed property. During the third quarter of 2011, the Company increased reserves by $1 million for certain policies and contracts active at any time since January 1, 1992, in respect of which the Company expects a death benefit (including delayed claim interest) to be payable based upon the application of new SSMDF matching criteria and an assumption of death without receipt of a valid claim by or on behalf of a beneficiary or other claim documentation.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Reinsurance amounts included in the Unaudited Interim Statement of Operations and Comprehensive Income (Loss) in the third quarter of 2011 and 2010 are below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Gross premiums and policy charges and fee income	$78,885	$68,444	$241,398	$208,515
Reinsurance ceded	(55,525)	(49,524)	(150,099)	(143,638)

Net premiums and policy charges and fee income	$23,360	$18,920	$91,299	$64,877

Policyholders’ benefits ceded	$25,302	$24,877	$77,701	$67,609
Realized capital gains (losses) net, associated with derivatives	$16,964	$616	$14,579	$9,195

Realized investment gains and losses include the reinsurance of certain of the Company’s embedded derivatives. Changes in the fair value of the embedded derivatives are recognized through “Realized investment gains (losses).” The Company has entered into reinsurance agreements to transfer the risk related to certain living benefit options to Pruco Re. The reinsurance agreements contain derivatives and have been accounted for in the same manner as an embedded derivative.

Reinsurance premiums ceded for interest-sensitive products is accounted for as a reduction of policy charges and fee income. Reinsurance ceded for term insurance products is accounted for as a reduction of premiums.

Reinsurance recoverables included in the Company’s Unaudited Interim Statements of Financial Position at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Domestic life insurance-affiliated	$454,997	$407,516
Domestic individual annuities-affiliated	26,771	11,110
Domestic life insurance-unaffiliated	1,959	1,233

	$483,727	$419,859

Substantially all reinsurance contracts are with affiliates as of September 30, 2011 and December 31, 2010. These contracts are described further in Note 8 of the Unaudited Interim Financial Statements.

The gross and net amounts of life insurance face amount in force as of September 30, 2011 and 2010 were as follows:

	2011	2010
	(in thousands)
Gross life insurance face amount in force	$97,305,225	$96,631,605
Reinsurance ceded	(87,543,227)	(86,614,572)

Net life insurance face amount in force	$9,761,998	$10,017,033

8.	RELATED PARTY TRANSACTIONS

The Company has extensive transactions and relationships with Prudential Insurance and other affiliates. Although we seek to ensure that these transactions and relationships are fair and reasonable, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Expense Charges and Allocations

Many of the Company’s expenses are allocations or charges from Prudential Insurance or other affiliates. These expenses can be grouped into general and administrative expenses and agency distribution expenses.

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million in the third quarter of 2011 and 2010 and in the first nine months of 2011 and 2010. The expense charged to the Company for the deferred compensation program was less than $1 million in the third quarter of 2011 and 2010, and less than $1 million in the first nine months of 2011 and 2010.

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earning and length of service. While others are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was less than $1 million in the third quarter of 2011 and 2010, and $1 million in the first nine months of 2011 and 2010.

Prudential Insurance sponsors voluntary savings plans for its employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was less than $1 million in the third quarter of 2011 and 2010, and less than $1 million in the first nine months of 2011 and 2010.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

Affiliated Asset Administration Fee Income

Effective April 15, 2009, the Company amended an existing agreement to add AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, as a party whereas the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $3.4 million and $1.0 million in the third quarter of 2011 and 2010, respectively; and $8.7 million and $2.3 million in the first nine months of 2011 and 2010, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Beginning October 1, 2002, in accordance with a servicing agreement with Prudential Investments LLC, the Company receives fee income from policyholder account balances invested in The Prudential Series Fund (“PSF”). Income received from Prudential Investments LLC, related to this agreement was $1.5 million in the third quarter of 2011 and 2010; and $4.6 million and $4.2 million in the first nine months of 2011 and 2010, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Corporate Owned Life Insurance

The Company has sold two Corporate Owned Life Insurance, or “COLI”, policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI contracts was $1 billion at September 30, 2011 and December 31, 2010. Fees related to these COLI policies were $4 million in the third quarters of 2011 and 2010; and $12 million and $21 million in the first nine months of 2011 and 2010, respectively.

Reinsurance with Affiliates

Pruco Life

Effective April 1, 2008, the Company entered into an agreement to reinsure certain variable COLI policies with Pruco Life. Reinsurance recoverables related to this agreement were $5 million as of September 30, 2011 and December 31, 2010. Fees ceded to Pruco Life were $5 million in the third quarter of 2011, and $2 million in the third quarter of 2010, respectively. Fees ceded to Pruco Life for the first nine months of 2011 and 2010 were $5 million and $5 million, respectively. Benefits ceded were less than $1 million in the third quarter of 2011 and 2010, and less than $1 million in the first nine months of 2011 and 2010. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

PARCC

The Company reinsures 90% of the risks under its term life insurance policies, written prior to January 1, 2010, excluding My Term and ROP Term life insurance, through an automatic coinsurance agreement with PARCC. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $392 million and $360 million as of September 30, 2011 and December 31, 2010, respectively. Premiums ceded to PARCC in the third quarter of 2011 and 2010 were $31 million and $33 million, respectively; and $95 million and $102 million in the first nine months of 2011 and 2010, respectively. Benefits ceded to PARCC in the third quarter of 2011 and 2010 were $8 million and $12 million, respectively; and $43 million and $39 million in the first nine months of 2011 and 2010, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Reinsurance expense allowances, net of capitalization and amortization in the third quarter of 2011 and 2010 were $6 million and $8 million, respectively; and $19 million and $24 million in the first nine months of 2011 and 2010, respectively.

PAR TERM

The Company reinsures 95% of the risks under its term life insurance policies issued on or after January 1, 2010, excluding My Term, through an automatic coinsurance agreement with PAR TERM. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $21 million and $10 million as of September 30, 2011 and December 31, 2010, respectively. Premiums ceded to PAR TERM in the third quarter of 2011 and 2010 were $7 million and $4 million, respectively; and $18 million and $7 million in the first nine months of 2011 and 2010, respectively. Benefits ceded to PAR TERM in the third quarter of 2011 and 2010 were less than $1 million. Benefits ceded in the first nine months of 2011 and 2010 were $1 million and less than $1 million. Reinsurance expense allowances, net of capitalization and amortization in the third quarter of 2011 and 2010 were $1 million, respectively. Reinsurance expense allowances, net of capitalization and amortization in the first nine months of 2011 and 2010 were $3 million and $2 million, respectively.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. The reinsurance recoverables related to this agreement were $38 million as of September 30, 2011 and $32 million as of December 31, 2010. Premiums and fees ceded to Prudential Insurance in the third quarter of 2011 and 2010 were $11 million and $10 million, respectively; and $30 million and $28 million in the first nine months of 2011 and 2010, respectively. Benefits ceded to Prudential in the third quarter of 2011 and 2010 were $17 million and $12 million, respectively; and $33 million and $29 million in the first nine months of 2011 and 2010, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

Pruco Reinsurance

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features.

The following table provides information relating to fees ceded to Pruco Reinsurance (“Pruco Re”) under these agreements which are included in “Realized investment (losses) gains, net” on the Unaudited Interim Statement of Operations and Comprehensive Income for the dates indicated.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(in thousands)
Pruco Reinsurance
Effective Since 2006
Spousal Lifetime Five (“SLT5”)	42,386	40,715	132,483	123,988
Effective Since 2005
Lifetime Five (“LT5”)	305,189	291,909	950,374	885,486

Total Pruco Reinsurance	$347,575	$332,624	$1,082,857	$1,009,474

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

The Company’s reinsurance recoverables related to the above product reinsurance agreements were $27 million and $11 million as of September 30, 2011 and December 31, 2010, respectively. Realized gains (losses) ceded were $17 million and $0.6 million in the third quarter of 2011 and 2010, respectively, primarily due to lower interest rates. Realized gains (losses) were $15 million and $9 million for the nine months ended September 30, 2011 and 2010, respectively. Changes in realized gains (losses) for the 2011 and 2010 periods were primarily due to changes in market conditions in the period. The underlying assets as of September 30, 2011 and December 31, 2010 are reflected in “Reinsurance recoverables” in the Company’s Unaudited Interim Consolidated Statements of Financial Position.

Deferred Policy Acquisition Costs Ceded to Term Reinsurance Affiliates

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

Debt Agreements

The Company and its parent, Pruco Life, have an agreement with an affiliate, Prudential Funding, LLC, which allows it to borrow funds for working capital and liquidity needs. The borrowings under this agreement are limited to $200 million. The Company had no debt outstanding under the agreement as of September 30, 2011 and December 31, 2010.

Contributed Capital

In June 2011, the Company received a capital contribution from Pruco Life in the amount of $21 million to fund acquisition costs for sales of variable annuities.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A,”) addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of September 30, 2011, compared with December 31, 2010, and its results of operations for the three and nine months ended September 30, 2011 and 2010. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, the statements under “Forward-Looking Statements” and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Pruco Life Insurance Company of New Jersey, or the “Company,” is a wholly owned subsidiary of the Pruco Life Insurance Company, or “Pruco Life,” which in turn is a wholly owned subsidiary of The Prudential Insurance Company of America, or “Prudential Insurance.” Prudential Insurance is an indirect wholly owned subsidiary of Prudential Financial, Inc., or “Prudential Financial.”

The Company sells variable annuities, term life insurance, universal life insurance, and variable life insurance primarily through third party distributors in the United States. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure, as the legal barriers that have historically segregated the markets of the financial services industry have been changed. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels.

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

The Company offers variable annuities that provide our customers with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed death and living benefits. The benefit features contractually guarantee the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), and/or (3) the highest contract value on a specified date minus any withdrawals (“contract” value). These guarantees may include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. Our latest optional living benefits guarantee, features the ability to make withdrawals based on the highest daily contract value plus a minimum return, credited for a period of time. This highest daily guaranteed contract value is accessible through periodic withdrawals for the life of the contractholder, and not as a lump-sum surrender value.

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

The asset transfer feature, included in the design of certain optional living benefits, transfers assets between the variable investments selected by the annuity contractholder and, depending on the benefit feature, a fixed rate account in the general account or a bond portfolio within the separate account. The asset transfer feature associated with currently-sold benefit features transfers assets between the variable investments selected by the annuity contractholder and the bond portfolio within the separate account. The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including the impact of investment performance on the contractholders’ total account value. In general, negative investment performance may result in transfers to either a fixed rate account in the general account or a bond portfolio within the separate account, and positive investment performance may result in transfers back to contractholder-selected investments. Overall, the asset transfer feature is designed to help mitigate our exposure, and the exposure of the contractholders’ account value, to equity market risk and market volatility. Our asset transfer feature occurs at the contractholder level, rather than the fund level, which we believe enhances our risk management capabilities. Beginning in 2009, our offerings of optional living benefit features associated with currently-sold variable annuity products all include an asset transfer feature, and in 2009 we discontinued any new sales of optional living benefit features without an asset transfer feature. Other product design elements we utilize for certain products to manage these risks include asset allocation restrictions and minimum issuance age requirements. As of September 30, 2011, approximately $3.3 billion or 85% of total variable annuity account values contain a living benefit feature, compared to approximately $2.4 billion or 79% as of December 31, 2010. As of September 30, 2011, approximately $3.0 billion or 91% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $2.0 billion or 86% as of December 31, 2010. The increase in account values with living benefits and the asset transfer feature reflects the impact of new business sales in the first nine months of 2011 and market appreciation.

As mentioned above, in addition to our asset transfer feature, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance arrangements. In the reinsurance affiliate, interest rate swaps, swaptions, floors and caps as well as equity options and futures are purchased to hedge certain living benefit features accounted for as embedded derivatives against changes in interest rates, equity markets and market volatility. Prior to the third quarter of 2010, the hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by GAAP, excluding the impact of the market-perceived risk of non-performance, with capital market derivatives. In the third quarter of 2010, the hedging strategy was revised as, in a low interest rate environment, management of the Company and the reinsurance affiliate did not believe the GAAP value of the embedded derivative liability is an appropriate measure for determining the hedge target. The new hedge target is grounded in a GAAP/capital markets valuation framework but incorporates two modifications to the GAAP valuation assumptions. A credit spread is added to the GAAP risk-free rate of return assumption used to estimate future growth of bond investments in the customer separate account funds to account for the fact that the underlying customer separate account funds which support these living benefits are invested in assets that contain risk. The volatility assumption is also adjusted to remove certain risk margins embedded in the valuation technique used to fair value the embedded derivative liability under GAAP, as management of the Company and the reinsurance affiliate believe the increase in the liability driven by these margins is temporary and does reflect the economic value of the liability. The hedging strategy results in differences each period between the change in the value of the embedded derivative liability as defined by GAAP and the change in the value of the hedge positions, potentially increasing volatility in GAAP earnings in the Company and the reinsurance affiliate, and increasing volatility in the amortization of deferred acquisition and other costs of the Company as a result of the gross profits impact. Hedge levels are evaluated versus the target given the overall capital considerations of our ultimate parent Company, Prudential Financial Inc. and its subsidiaries, and prevailing capital market conditions. The Company and the reinsurance affiliate may decide to temporarily hedge to an amount that differs from the hedge target definition based on these considerations.

In the second quarter of 2009, we began the expansion of the Company’s hedging program to include a portion of the market exposure related to the overall capital position of our variable annuity business, including the impact of certain statutory reserve exposures. These capital hedges primarily consisted of equity-based total return swaps that were designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. During the second quarter of 2010, we terminated the capital hedge program in lieu of a new program managed at the Prudential Financial parent company level that more broadly addresses equity market exposure of the overall statutory capital of Prudential Financial as a whole, under stress scenarios. The program focuses on tail risk in order to protect statutory capital in a cost-effective manner under stress scenarios. Prudential Financial assesses the composition of the hedging program on an ongoing basis and may change it from time to time based on an evaluation of its risk position or other factors.

Term Life Insurance

The Company offers a variety of term life insurance products (Term Elite, Term Essential, My Term, and ROP Term) which represent 73% of our net individual life insurance in force at September 30, 2011, that provide coverage for a specified time period. These term products, excluding My Term include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The ROP Term product offered by the Company offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

The Company’s profits from term insurance are not expected to directly correlate, from a timing perspective, with the increase in term insurance in force. This results from uneven product profitability patterns.

Variable Life Insurance

The Company offers a number of individual variable life insurance products which represent 21% of our net individual life insurance in force at September 30, 2011. Variable products provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account and /or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates we determine that vary periodically based on our portfolio rate. In the separate accounts, the policyholder bears the fund performance risk. Each product provides for the deduction of charges and expenses from the customer’s contract fund. The Company also offers a variable product that has the same basic features as our variable universal life product but also allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance.

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

Universal Life Insurance

The Company offers universal life insurance products which represent 6% of our net individual life insurance in force at September 30, 2011. Universal life insurance products feature a fixed crediting rate that varies periodically based on portfolio returns, subject to certain minimums, flexible premiums and a choice of guarantees against lapse. Universal life policies provide for the deduction of charges and expenses from the policyholders’ contract fund.

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

September 30, 2011 versus December 31, 2010

Total assets increased $904 million, from $7.462 billion at December 31, 2010 to $8.366 billion at September 30, 2011. Separate account assets increased $655 million, from $5.038 billion at December 31, 2010 to $5.693 billion at September 30, 2011, primarily driven by positive net flows from new business sales, partially offset by account value declines from net unfavorable equity markets.

Total investments increased by $162 million from $1.449 billion at December 31, 2010 to $1.611 billion at September 30, 2011. This increase was primarily driven by customer deposits within the general account due to continued growth of the universal life in force, reinvestment of investment income, and unrealized gains on fixed maturities in the current year resulting from lower interest rates.

Reinsurance recoverables increased by $64 million from $420 million at December 31, 2010 to $484 million at September 30, 2011 primarily driven by continued growth in the reinsured term life in force reinsurance agreements. See Note 7 for further detail on these agreements.

Deferred policy acquisition costs (“DAC”) decreased by $28 million from $366 million at December 31, 2010 to $338 million at September 30, 2011. The decrease is primarily driven by an increase in the liability for annuity living benefit embedded derivatives and related hedge positions held in the reinsurance affiliate, as described below, partially offset by the capitalization of commissions related to new business.

Total liabilities increased by $932 million, from $6.835 billion at December 31, 2010 to $7.767 billion at September 30, 2011, primarily due to an increase in separate account liabilities of $655 million, offsetting the increase in separate account assets described above.

Future policy benefits and other policyholder liabilities increased by $178 million, from $503 million at December 31, 2010 to $681 million at September 30, 2011, primarily driven by the impact of the mark-to-market of the liability for annuity living benefit embedded derivatives, primarily resulting from an increase in the present value of future expected benefit payments primarily driven by unfavorable market conditions,, and growth in universal life in force.

Policyholder account balances increased $74 million, from $1.054 billion at December 31, 2010 to $1.128 billion at September 30, 2011, driven by continued universal life customer deposits and unearned revenue reserve (“URR”) unlockings, primarily driven by lower interest rates.

2.	Results of Operations

September 2011 to September 2010 Three Months Comparison

	Three Months Ended September 30,
	2011	2010
	(in thousands)
Operating results:
Revenues:
Annuity Products	$(87,081)	$20,171
Life Products and Other	36,000	31,495

	(51,081)	51,666

Benefits and expenses:
Annuity Products	104,811	(3,536)
Life Products and Other	11,392	2,181

	116,203	(1,355)

Income from Operations before Income Taxes
Annuity Products	(191,892)	23,707
Life Products and Other	24,608	29,314

	$(167,284)	$53,021

Annuity Products

Income from Operations before Income Taxes

2011 to 2010 Three Month Comparison. Income/(loss) from operations before income Taxes decreased $216 million from income of $24 million in the third quarter 2010 to a loss of $192 million in third quarter 2011. The primary driver of this decrease was net mark-to-market losses in the third quarter of 2011 related to the embedded derivatives associated with our non-reinsured living benefit features due to unfavorable markets. Also contributing to this decrease was higher amortization of deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) primarily related to the impact of the mark-to-market of the reinsured and non-reinsured liability for living benefit embedded derivatives and related hedge positions held in the reinsurance affiliate, as discussed in more detail below. Another contributor to the higher amortization of DAC/DSI, was an unfavorable variance related to adjustments to DAC/DSI to reflect the impact of current period market performance and experience, as well as the impact of the annual review and update of the assumptions, on the estimated profitability of our business. These adjustments also impacted our reserves for the guaranteed minimum death (“GMDB”) and income benefit (“GMIB”) features of our variable annuity products. Results for both periods include the impact of these items which are discussed in more detail below.

We amortize DAC and DSI over the expected lives of the contracts based on the level and timing of gross profits on the underlying Annuity products. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial, Inc. (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, Inc. including reinsurance agreements, as discussed in Note 8 to the Unaudited Interim Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces an amortization pattern representative of the economics of the products.

As mentioned above, included in the unfavorable variance from higher amortization of DAC and DSI, was $87 million of higher amortization related to the impact of the mark-to-market of the reinsured and non-reinsured liability for living benefit embedded derivatives and related hedge positions held in the reinsurance affiliate. This impact primarily relates to changes in the valuation of the living benefit liabilities related to NPR and other differences between the valuation of the living benefit embedded derivative liability as defined by GAAP and the valuation of the hedge target liability, which we and the reinsurance affiliate believe to be non-economic, and choose not to hedge, as discussed above.

To reflect NPR in the valuation of the embedded derivative liabilities, we incorporate an additional spread over LIBOR into the discount rate used in the valuation. In the third quarter of both 2010 and 2011, positive NPR adjustments were primarily driven by a higher base of embedded derivative liabilities. Significant declines in risk-free interest rates and the impact of equity market declines on account values drove increases in the embedded derivative liability base in the third quarter of 2011, while reductions in the expected lapse rate assumption drove the increases in the third quarter of 2010. Additionally, the spreads used in valuing NPR widened in the third quarter of 2011, contributing to the increase in the adjustment, while a tightening of these spreads partially offset the increase in the third quarter of 2010. The NPR gains were larger in the third quarter of 2011 compared to the third quarter of 2010 resulting in an unfavorable variance from higher amortization of DAC and DSI.

As shown in the following table, income from operations for the third quarter of 2011 included $10 million of charges related to adjustments to DAC and DSI amortization and the GMDB and GMIB reserves of our variable annuity products, compared to $7 million of benefits included in the third quarter of 2010, resulting in a $17 million unfavorable variance.

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total
	(in thousands)
Quarterly market performance adjustments	$(5,505)	$(2,331)	$(7,836)	$1,878	$1,244	$3,122
Annual review / assumption updates	(1,445)	984	(461)	2,927	99	3,026
Quarterly adjustments for current period experience and other updates (3)	(1,725)	(54)	(1,779)	454	624	1,078

Total	$(8,675)	$(1,401)	$(10,076)	$5,259	$1,967	$7,226

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC, and DSI.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the GMDB / GMIB, features of our variable annuity products.
(3)	Represents the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as updates for current and future expected claims costs associated with the GMDB/GMIB features of our variable annuity products.

As shown in the table above, results for both periods include quarterly updates for the impact of fund performance on our DAC/DSI amortization and GMDB/GMIB reserves for our variable annuity products. Results for third quarter 2011 included $8 million of charges associated with these quarterly updates due to less favorable than expected market performance. The actual rates of return on annuity account values for the third quarter of 2011 was (10.2%) compared to our expected rate of return of 1.9%. The third quarter of 2010 updates resulted in benefits of $3 million due to favorable market performance. The actual rate of return on annuity account values for the third quarter of 2010 was 7.7% compared to our previously expected rate of return of 2.1%.

We derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over the next four year period (“the “near-term”) so that the assets are projected to grow at the long-term expected rate of return for the entire period. The near-term future projected return across all contract groups is 9.5% per annum as of September 30, 2011, or approximately 2.3% per quarter, and includes the impact of those contract groups whose near-term future projected returns are based on our near-term blended maximum future rate of return assumptions, as discussed below.

Due to the market decline in the third quarter of 2011, for the majority of contract groups, the projected near-term future annual rate of return calculated using the reversion to the mean approach is greater than our maximum future rate of return assumption across all asset types for this business as of September 30, 2011. In those cases, we utilize the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. The near-term blended maximum future rate of return, for these impacted contract groups, under the reversion to the mean approach is 9.9% at September 30, 2011. Included in the blended maximum future rate are assumptions for returns on various asset classes, including a 4.5% annual weighted average rate of return on fixed income investments and a 13% annual maximum rate of return on equity investments.

As discussed and shown in the table above, results for both periods include the impact of the annual reviews performed in the third quarter of the assumptions used in the reserves for the GMDB and GMIB features of our variable annuity products and in our estimate of total gross profits used as a basis for amortizing DAC and other costs. The third quarter of 2011 included less than $1 million in charges from these annual reviews, primarily related to a reduction of the weighted average future fixed rate of return assumption to 4.5% partially offset by a reduction of the assumption of the percentage of contracts with a GMIB feature that will annuitize based on the guaranteed value. The reduction in the weighted average future fixed rate of return assumption was driven by a refinement to our rate-setting methodology to reflect a lower interest rate assumption for the next five years to reflect current market conditions, and use the long-term assumed rate thereafter in determining the blended future fixed rate of return. The third quarter of 2010 included $3 million of benefits from these annual reviews, primarily related to reductions in lapse rate assumptions and more favorable assumptions relating to fee income.

The $2 million charge in the third quarter of 2011 and the $1 million of benefits in the third quarter of 2010 shown in the table above reflect the quarterly adjustments for current period experience also referred to as experience true-up adjustments. The experience true-up adjustments for the third quarter of 2011 include an increase in the amortization of DAC/DSI primarily driven by the determination that the difference in the change of the fair value of the hedge target liability and the change in the fair value of the hedge assets in the reinsurance affiliate was other-than-temporary, resulting in its inclusion in our best estimate of total gross profits for setting the amortization rate for DAC and other costs. For additional details on our policy for amortizing DAC and other costs related to the above item and other changes in the valuation of the reinsured living benefit embedded derivatives, refer to the “Accounting Policies and Pronouncements” section of our Annual Report on Form 10-K, for the year ended December 31, 2010. The experience true-up adjustments for the third quarter of 2010 include a reduction in the amortization of DAC/DSI driven by higher than expected gross profits primarily from higher than expected fee income. The unfavorable variance related to the adjustment to the GMDB/GMIB reserves was primarily driven by differences in actual lapse experience and contract guarantee claim costs in third quarter of 2010 compared to third quarter of 2011.

As noted previously, the quarterly adjustments to reflect current period market performance and experience, and the annual review and update of assumptions impact the estimated the profitability of our business. Therefore, in addition to the current period impacts discussed above, these items will also drive changes in our GMDB and GMIB reserves and the amortization of DAC/DSI in future periods.

Revenues

2011 to 2010 Three Month Comparison. Revenues decreased $107 million from a benefit of $20 million in the third quarter of 2010 to an expense of ($87) million in the third quarter of 2011.

Net realized investment gains (losses) decreased $118 million from a benefit of $7 million in the third quarter of 2010 to an expense of $111 million in the third quarter of 2011, driven by an unfavorable variance due to net mark-to-market losses in the third quarter of 2011 related to the embedded derivatives associated with our non-reinsured living benefit features and related hedges driven by unfavorable markets.

Policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on policyholders’ fund balances, increased $9 million from $8 million in the third quarter of 2010 to $17 million in the third quarter of 2011. The increase was primarily driven by higher average separate account asset balances due to positive net flows from new business sales, and net market appreciation.

Asset administration fees increased by $3 million from $1 million in the third quarter of 2010 to $4 million in the third quarter of 2011, primarily due to higher separate account asset balances, as discussed above.

Benefits and Expenses

2011 to 2010 Three Month Comparison. Benefits and expenses increased $109 million from a benefit of $4 million in the third quarter of 2010 to an expense of $105 million in the third quarter of 2011.

Amortization of DAC increased by $79 million, from a benefit of $7 million in the third quarter of 2010 to an expense of $72 million in third quarter of 2011, primarily due to higher DAC amortization related to the impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions held in the reinsurance affiliate and the impact of our quarterly adjustments to reflect current period experience and market performance, as well as our annual assumption update, as discussed above.

Interest credited to policyholders’ account balances increased $24 million, from $0 million in the third quarter of 2010 to $24 million in the third quarter of 2011, primarily due to higher DSI amortization related to the impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions held in the reinsurance affiliate and the impact of our quarterly adjustments to reflect current period experience and market performance, as well as our annual assumption update, as discussed above.

Policyholders benefits, including changes in reserves, increased $3 million, from a benefit of $2 million in the third quarter of 2010 to an expense of $1 million in the third quarter of 2011, primarily due to the adjustments to the GMDB and GMIB reserves related to the impact of our quarterly adjustments to reflect current period experience and market performance, as well as our annual assumption update, as discussed above.

General, administrative and other expenses, net of capitalization, increased $2 million, from $4 million in the third quarter of 2010 to $6 million in the third quarter of 2011, primarily due to higher costs to support business growth, higher distribution expenses driven by higher asset based trail commissions due to higher account values, as discussed above.

Life Products and Other

Income from Operations before Income Taxes

2011 to 2010 Three Month Comparison. Income from Operations before Income Taxes decreased $5 million from $29 million in the third quarter of 2010 to $24 million in the third quarter of 2011. Results for the third quarter of 2011 benefited from lower amortization of deferred policy acquisition costs net of unearned revenue reserves partially offset by an increase in reserves for the guaranteed minimum death benefit feature in certain contracts, reflecting updates of our actuarial assumptions based on an annual review. The annual reviews update assumptions used in our estimate of total gross profits which forms the basis for amortizing deferred policy acquisition costs and unearned revenue reserves, as well as the reserve for the guaranteed minimum death benefit feature in certain contracts. The third quarter of 2011 included a $3 million benefit from the annual review, primarily reflecting improved mortality assumptions based on experience. The third quarter of 2010 included a $7 million benefit from the annual review, primarily reflecting methodology refinements related to the treatment of certain investment income in our assumptions, as well as improved future mortality expectations.

Excluding these adjustments, Income from Operations before Income Taxes in the third quarter of 2011 decreased $1 million primarily driven by higher net DAC amortization reflecting the impact of unfavorable market conditions on separate account fund performance in the third quarter of 2011 and the impact of favorable market conditions in the third quarter of 2010.

Revenues

2011 to 2010 Three Month Comparison. Revenues of $36 million in the third quarter of 2011 increased by $5 million from $31 million in the third quarter of 2010. This increase was primarily driven by net realized investment gains which increased $4 million, from a gain of $3 million in the third quarter of 2010 to a gain of $7 million in the third quarter of 2011. The increase reflects gains on derivatives, primarily due to mark to market gains, partially offset by lower gains on fixed maturities.

Benefits and Expenses

2011 to 2010 Three Month Comparison. Total benefits and expenses of $11 million in the third quarter of 2011 increased by $9 million, from $2 million in the third quarter of 2010. This increase is driven by a $10 million increase from the annual review of assumptions.

September 2011 to September 2010 Nine Month Comparison

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Operating results:
Revenues:
Annuity Products	$(23,288)	$38,901
Life Products and Other	112,600	105,350

	89,312	144,251

Benefits and expenses:
Annuity Products	138,752	40,421
Life Products and Other	61,200	45,043

	199,952	85,464

Income from Operations before Income Taxes
Annuity Products	(162,040)	(1,520)
Life Products and Other	51,400	60,307

	$(110,640)	$58,787

Annuity Products

Income from Operations before Income Taxes

2011 to 2010 Nine Month Comparison. Income from operations before income taxes decreased $160 million from a loss of $2 million in 2010 to a loss of $162 million in 2011. The primary driver of this decrease was net mark-to-market losses in the third quarter of 2011 related to the embedded derivatives associated with our non-reinsured living benefit features due to unfavorable markets. Also contributing to this decrease was higher amortization of deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) primarily related to the impact of the mark-to-market of the reinsured and non-reinsured liability for living benefit embedded derivatives and related hedge positions held in the reinsurance affiliate, as discussed in more detail below. Another contributor to the higher amortization of DAC/DSI, was an unfavorable variance related to adjustments to DAC/DSI to reflect the impact of current period market performance and experience, as well as the impact of the annual review and update of the assumptions, on the estimated profitability of our business. These adjustments also impacted our reserves for the guaranteed minimum death (“GMDB”) and income benefit (“GMIB”) features of our variable annuity products. Results for both periods include the impact of these items which are discussed in more detail below.

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

As mentioned above, included in the unfavorable variance from higher amortization of DAC and DSI, was $70 million of higher amortization related to the impact of the mark-to-market of the reinsured and non-reinsured liability for living benefit embedded derivatives and related hedge positions held in our reinsurance affiliate. This impact primarily relates changes in the valuation of the living benefit liabilities related to NPR and other differences between the valuation of the living benefit embedded derivative liability as defined by GAAP and the valuation of the hedge target liability, which we and the reinsurance affiliate believe to be non-economic, and choose not to hedge, as discussed above.

To reflect NPR in the valuation of the embedded derivative liabilities, we incorporate an additional spread over LIBOR into the discount rate used in the valuation. In the first nine months of both 2010 and 2011, positive NPR adjustments were primarily driven by a higher base of embedded derivative liabilities. Significant declines in risk-free interest rates and the impact of equity market declines on account values drove increases in the embedded derivative liability base in the first nine months of 2011, while adverse changes to capital market inputs and a reduction in the expected lapse rate assumption drove the increase in the first nine months of 2010. Additionally, the spreads used in valuing NPR widened in the first nine months of 2011, which also contributed to the increase in the adjustment. The NPR gains were larger in 2011 compared to 2010 resulting in an unfavorable variance from higher amortization of DAC and DSI.

As shown in the following table, income from operations for 2011 included $9 million of charges related to adjustments to amortizing DAC and DSI and the GMDB and GMIB reserves for the guaranteed minimum death and income benefit features of our variable annuity products, compared to $5 million of benefits included in 2010, resulting in a $14 million unfavorable variance.

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total
	(in thousands)
Quarterly market performance adjustment	$(5,573)	$(2,193)	$(7,766)	$(227)	$(401)	$(628)
Annual review / assumption updates	(1,445)	984	(461)	2,927	99	3,026
Quarterly adjustment for current period experience and other updates (3)	(1,206)	26	(1,180)	1,032	1,235	2,267

Total	$(8,224)	$(1,183)	$(9,407)	$3,732	$933	$4,665

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC and DSI.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the GMDB / GMIB, features of our variable annuity products.
(3)	Represents the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as updates for current and future expected claims costs associated with the GMDB/GMIB features of our variable annuity products.

As shown in the table above, results for both periods include quarterly updates for the impact of fund performance on our DAC/DSI amortization and GMDB/GMIB reserves for our variable annuity products. Results for the first nine months of 2011 included $8 million of charges associated with these quarterly updates due to overall net unfavorable market performance. Results for the first nine months of 2010 included charges of $1 million due to overall net unfavorable market performance. The following table shows the actual quarterly rates of return on variable annuity account values compared to our previously expected quarterly rates of return used in our estimate of total gross profits for the periods indicated.

	2011			2010
	First Quarter	Second Quarter	Third Quarter	First Quarter	Second Quarter	Third Quarter
Actual rate of return	3.4%	0.8%	(10.2)%	3.3%	(5.9)%	7.7%
Expected rate of return	1.8%	1.8%	1.9%	2.0%	2.0%	2.1%

As discussed and shown in the table above, results for both periods include the impact of the annual reviews performed in the third quarter of the assumptions used in the reserves for the GMDB and GMIB features of our variable annuity products and in our estimate of total gross profits used as a basis for amortizing DAC/DSI. The third quarter of 2011 included less than $1 million of charges from these annual reviews, primarily related to a reduction in the weighted average future fixed rate of return assumption to 4.5% partially offset by a reduction of the assumption of the percentage of contracts with a GMIB feature that will annuitize based on the guaranteed value. The third quarter of 2010 included $3 million of benefits from these annual reviews, primarily related to reductions in lapse rate assumptions and more favorable assumptions relating to fee income.

The $1 million charge in 2011 and the $2 million benefit in 2010 shown in the table above reflect the quarterly adjustments for current period experience, also referred to as experience true-up adjustments. The experience true-up adjustments for the first nine months of 2011 include an increase in the amortization of DAC/DSI primarily driven by the determination that the difference in the change of the fair value of the hedge target liability and the change in the fair value of the hedge assets in the reinsurance affiliate was other-than-temporary, resulting in its inclusion in our best estimate of total gross profits for setting the amortization rate for DAC and other costs. For additional details on our policy for amortizing DAC/DSI related to the above item and other changes in the valuation of the reinsured living benefit embedded derivatives, refer to the “Accounting Policies and Pronouncements” section of our Annual Report on Form 10-K, for the year ended December 31, 2010. The experience true-up adjustments for the first nine months of 2010 include a reduction in the amortization of DAC/DSI driven by higher than expected gross profits primarily from higher than expected fee income. The unfavorable variance related to the adjustment to the GMDB/GMIB reserves was primarily driven by differences in actual lapse experience and contract guarantee claims costs in 2011 compared to 2010.

Revenues

2011 to 2010 Nine Month Comparison. Revenues decreased $62 million from $39 million in the first nine months of 2010 to contra revenue of $23million in the first nine months of 2011.

Net realized investment gains (losses) decreased $92 million from a benefit of $2 million in 2010, to an expense of $90 million in 2011, driven by an unfavorable variance due to mark-to-market losses in 2011 related to the embedded derivatives associated with our non-reinsured living benefit features and related hedges driven by unfavorable markets. Policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on policyholders’ fund balances, increased $25 million from $21 million in 2010 to $46 million in 2011. The increase was primarily driven by higher average separate account asset balances due to positive net flows from new business sales, net market appreciation and net transfers of balances from the general account to the separate accounts between September 30, 2010 and September 30, 2011, The net transfer of balances from the general account to the separate accounts primarily relates to transfers from a customer elected dollar cost averaging program.

Asset administration fees increased by $7 million from $4 million in 2010 to $11 million in 2011, primarily due to higher separate account asset balances, as discussed above.

Benefits and Expenses

2011 to 2010 Nine Month Comparison. Benefits and expenses increased $99 million from $40 million in the first nine months of 2010 to $139 million in the first nine months of 2011.

Amortization of DAC increased by $69 million, from $14 million in the first nine months of 2010 to $83 million in the first nine months of 2011, primarily due to higher DAC amortization related to the impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions held in the reinsurance affiliate and the impact of our quarterly adjustments to reflect current period experience and market performance as well as the annual assumption update, as discussed above.

Interest credited to policyholders’ account balances increased $19 million, from $13 million in the first nine months of 2010 to $32 million in the first nine months of 2011, primarily due to higher DSI amortization related to the impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions held in the reinsurance affiliate and the impact of our quarterly adjustments to reflect current period experience and market performance as well as the annual assumption update, as discussed above.

General, administrative and other expenses, net of capitalization, increased $7 million, from $12 million in the first nine months of 2010 to $19 million in the first nine months of 2011, primarily due to higher costs to support business growth and, higher distribution expenses driven by higher asset based trail commissions due to higher account values, as discussed above.

Life Products and Other

Income from Operations before Income Taxes

2011 to 2010 Nine Month Comparison. Income from Operations before Income Taxes decreased $9 million from $60 million in the first nine months of 2010 to $51 million in the first nine months of 2011. Results for the first nine months of 2011 benefited from lower amortization of deferred policy acquisition costs net of unearned revenue reserves partially offset by an increase in reserves for the guaranteed minimum death benefit feature in certain contracts, reflecting updates of our actuarial assumptions based on an annual review. The annual reviews update assumptions used in our estimate of total gross profits which forms the basis for amortizing deferred policy acquisition costs and unearned revenue reserves, as well as the reserve for the guaranteed minimum death benefit feature in certain contracts. The first nine months of 2011 included a $3 million benefit from the annual review, primarily reflecting improved mortality assumptions based on experience. The first nine months of 2010 included a $7 million benefit from the annual review, primarily reflecting methodology refinements related to the treatment of certain investment income in our assumptions, as well as improved future mortality expectations. This decrease also includes a $1 million adjustment arising from the correction of an understatement of deferred reinsurance expense allowances related to affiliated reinsurance of our Term business.

Excluding these adjustments, Income from Operations before Income Taxes in the third quarter of 2011 decreased $4 million primarily driven by higher net DAC amortization reflecting increased general and administrative expenses, net of capitalization driven by higher operating expenses.

Revenues

2011 to 2010 Nine Month Comparison. Revenues increased $7 million from $105 million in the first nine months of 2010 to $112 million in the first nine months of 2011. Policy charges and fee income, consisting primarily of mortality and expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, increased by $6 million from $32 million in the first nine months of 2010 to $38 million in the first nine months of 2011.

Benefits and Expenses

2011 to 2010 Nine Month Comparison. Total benefits and expenses of $61 million in the first nine months of 2011 increased by $16 million, from $45 million in the first nine months of 2010.

Amortization of deferred policy acquisition costs increased $9 million from $5 million in the first nine months of 2010 to $14 million in the first nine months of 2011. This included a $5 million increase from the impacts of the annual reviews of assumptions. Excluding this item, amortization of deferred policy acquisition costs increased $4 million primarily reflecting the impact of unfavorable market conditions on separate account fund performance in the first nine months of 2011 and the impact of favorable market conditions on separate account fund performance in the first nine months of 2010.

Policyholders’ benefits, including interest credited to policyholders’ account balances, increased by $4 million, from $35 million in the first nine months of 2010 to $39 million in the first nine months of 2011, primarily due to a $5 million increase from the impacts of the annual reviews of assumptions.

General and Administrative expenses, net of capitalization, increased $3 million from $4 million in the first nine months of 2010 to $7 million in first nine months of 2011 driven by higher operating expenses.

Income Taxes

Our income tax provision amounted to a benefit of $47 million in the first nine months of 2011 compared to an expense of $15 million in the first nine months of 2010, respectively, or an effective tax rate of 42.0% and 25.5%, respectively. The increase in income tax benefit and change in effective tax rate was primarily driven by a change from pre-tax income for the nine months ended September 30, 2010 to a pre-tax loss for the nine months ended September 30, 2011.

Our income tax provision amounted to a benefit of $63 million and an expense of $14 million for the three months ended September 30, 2011 and 2010, respectively, or an effective tax rate of 37.5% and 26.2%, respectively. The increase in income tax benefit and change in effective tax rate was primarily driven by a change from pre-tax income for the three months ended September 30, 2010 to a pre-tax loss for the three months ended September 30, 2011.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2002 tax year expired on April 30, 2009. The statute of limitations for the 2003 tax year expired on July 31, 2009. The statute of limitations for the 2004 through 2007 tax years will expire in February 2012, unless extended. Tax years 2008 and 2009 are still open for IRS examination. The Company has commenced settlement discussions with the IRS that could result in the closure of the audit of tax years through 2006. The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could significantly change in the next twelve months. However, due to the nature of the uncertainties, a range of the amount of the potential change cannot be reasonably predicted.

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 14, 2011, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s results in 2010 or the first nine months of 2011.

In December 2006, the IRS completed all fieldwork with respect to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of an industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 tax years, the Company agreed to such adjustment. The report, with the adjustment to the DRD, was submitted to the Joint Committee on Taxation in October 2008. The Company was advised on January 2, 2009 that the Joint Committee completed its consideration of the report and took no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a $157 million refund was received by the Company’s parent, Prudential Financial, in February 2009. The Company believed that its return position with respect to the calculation of the DRD was technically correct. Therefore, the Company filed protective refund claims on October 1, 2009 to recover the taxes associated with the agreed upon adjustment. The IRS issued an Industry Director Directive (“IDD”) in May 2010 stating that the methodology for calculating the DRD set forth in Revenue

Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. The Company’s parent, Prudential Financial, has received a refund of approximately $3 million pursuant to the protective refund claims. These activities had no impact on the Company’s results in 2010 or the first nine months of 2011.

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

We continue to refine our metrics for capital management. These refinements to the current framework, which is primarily based on statutory risk based capital measures, are designed to more appropriately reflect risks associated with our businesses on a consistent basis across the Company. In addition, we continue to use an economic capital framework for making certain business decisions.

Similar to our planning and management process for liquidity, we use a Capital Protection Framework to ensure the availability of adequate capital under reasonably foreseeable stress scenarios. The Capital Protection Framework is used to assess potential capital needs arising from severe market related distress and sources of capital available to us to meet those needs. Potential sources include on-balance sheet capital, derivatives and other contingent sources of capital.

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

Cash Flow

The principal sources of the Company’s liquidity are premiums and certain annuity considerations, investment and fee income, and investment maturities. The principal uses of that liquidity include benefits, claims, dividends paid to policyholders, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, and payments in connection with financing activities. As a result of the launch of its new annuity product line in March 2010, as discussed above, the Company has seen and expects to continue to see the overall level of these activities to increase.

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

Gross account withdrawals amounted to approximately $50 million and $119 million in the third quarter of 2011 and 2010, respectively. Because these withdrawals were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities and public equity securities. As of September 30, 2011 and December 31, 2010, the Company had liquid assets of $1.3 billion and $1.2 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $147.8 million and $95.4 million as of September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, $1.080 billion, or 91%, of the fixed maturity investments company general account portfolios were rated investment grade. The remaining $111 million, or 9%, of these fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of the Company. We manage our RBC ratio to a level consistent with an “AA” ratings objective. RBC is determined by statutory formulas that consider risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. As of December 31, 2010, the RBC ratio for the Company exceeded the minimum levels required by applicable insurance regulations. The RBC ratio is an annual calculation; however, based upon September 30, 2011 amounts, management of the Company and Prudential Financial, Inc. estimate that the RBC ratios for the Company, would exceed the minimum level required by applicable insurance regulations.

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

During 2010, as part of its Capital Protection Framework, Prudential Financial developed a broad view of the impact of market distress on the statutory capital of Prudential Financial and its subsidiaries, as a whole. In the second quarter of 2010, the capital hedge program was terminated as described under “—Products” and equity index-linked derivative transactions were entered into that are designed to mitigate the impact of a severe equity market stress event on the statutory capital of Prudential Financial and its subsidiaries, as whole. The program focuses on tail risk to protect statutory capital in a cost-effective manner under stress scenarios. Prudential Financial assesses the composition of the hedging program on an ongoing basis and may change it from time to time based on an evaluation of its risk position or other factors.

In addition to hedging equity market exposure, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance arrangements. In the reinsurance affiliate, interest rate derivatives and equity options and futures are purchased to hedge certain optional living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. Prior to third quarter of 2010, the hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by GAAP, excluding the impact of the market-perceived risk of non-performance, with capital market derivatives. In the third quarter of 2010, the hedging strategy was revised as, in a low interest rate environment, management of the Company and reinsurance affiliates does not believe the GAAP value of the embedded derivative liability is an appropriate measure for determining the hedge target. For additional information regarding the change in hedging strategy see “Products”.

Certain of the Company’s variable annuity statutory reserves are ceded to an affiliated captive reinsurance company. A reinsurance trust is established by the affiliated captive reinsurance company to satisfy reinsurance reserve credit requirements. These reserve credits allow the Company to reduce the level of statutory capital it is required to hold. As of July 1, 2011 the affiliated offshore captive reinsurance company was redomiciled from Bermuda to Arizona. At this time, Pruco Re continues to maintain the statutory reserve credit trust for business reinsured from the Company.

Reinsurance credit reserve requirements can move materially in either direction due to changes in equity markets and interest rates, actuarial assumptions and other factors. Higher reinsurance credit reserve requirements would necessitate depositing additional assets in the statutory reserve credit trusts, while lower reinsurance credit reserve requirements would allow assets to be removed from the statutory reserve credit trusts. We expect Prudential Financial would satisfy those additional needs through a combination of funding the reinsurance credit trusts with available cash, loans from Prudential Financial and/or affiliates and assets pledged to our affiliated captive reinsurance company as collateral for hedging positions related to our living benefit features. Prudential Financial also continues to evaluate other options to address reserve credit needs such as obtaining letters of credit. During the third quarter of 2011, the need to fund the captive reinsurance trust increased by $8 million due to the decline in equity markets and interest rates during the quarter.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2011. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended September 30, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

In May 2011, Prudential filed a motion for judgment on the pleadings in Huffman v. The Prudential Life Insurance Company, a purported nationwide class action challenging the use of retained asset accounts to settle death benefit claims in ERISA-governed employee welfare plans. In July 2011, the court denied the motion.

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

As discussed under “Contingent Liabilities” above, the Company is subject to audits and inquiries concerning its handling of unclaimed property. During the third quarter of 2011, the Company increased reserves by $1 million for certain policies and contracts active at any time since January 1, 1992, in respect of which the Company expects a death benefit (including delayed claim interest) to be payable based upon the application of new SSMDF matching criteria and an assumption of death without receipt of a valid claim by or on behalf of a beneficiary or other claim documentation.

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

Date: November 14, 2011

EXHIBIT INDEX

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