Form 10-K
period 2011-12-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2012-03-09
CIK 1038509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

Commission file number 333-18053

Pruco Life Insurance Company of New Jersey

(Exact Name of Registrant as Specified in its Charter)

New Jersey	22-2426091
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

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

YES  ☐     NO  ☒

State the aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

As of March 9, 2012, 400,000 shares of the registrant’s common stock (par value $5), were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

THE INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, PRUDENTIAL FINANCIAL, INC.’S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 8, 2012, TO BE FILED BY PRUDENTIAL FINANCIAL, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER DECEMBER 31, 2011.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (I) (1) (a) and (b) on Form 10-K

and is therefore filing this Form with reduced disclosure

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement, with regard to variable annuity or other product guarantees; (5) any inability to access our credit facilities; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs; (9) changes in our financial strength or credit ratings; (10) statutory reserve requirements associated with term and universal life insurance policies under Regulation XXX and Guideline AXXX; (11) investment losses, defaults and counterparty non-performance; (12) competition in our product lines and for personnel; (13) difficulties in marketing and distributing products through current or future distribution channels; (14) changes in tax law; (15) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (16) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (17) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (18) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (19) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (20) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; and (21) changes in statutory or accounting principles generally accepted in the United States of America (“U.S. GAAP”), practices or policies. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2011 for discussion of certain risks relating to our businesses.

PART 1

Item 1. Business

Overview

Pruco Life Insurance Company of New Jersey, or (the “Company,” “we” or “our”), is a wholly owned subsidiary of the Pruco Life Insurance Company, or “Pruco Life,” which in turn is a wholly owned subsidiary of The Prudential Insurance Company of America, or “Prudential Insurance.” Prudential Insurance is an indirect wholly owned subsidiary of Prudential Financial, Inc., or “Prudential Financial.” The Company sales are only in New Jersey and New York, United States.

Beginning in March 2010, Prudential Annuities Life Assurance Corporation (“PALAC”), an affiliate of the Company, ceased offering its existing variable annuity products and where offered, the companion market value adjustment option to new investors upon the launch of a new product line by the Company. In general, the new product line offers the same optional living benefits and optional death benefits as offered by the Company’s existing variable annuities.

Prudential Insurance intends to make additional capital contributions to the Company, as needed, to enable it to comply with its reserve and capital requirements and fund expenses in connection with its business. Generally, Prudential Insurance is under no obligation to make such contributions and its assets do not back the benefits payable under the Company’s policyholders’ contracts.

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products, and individual and group annuities. The following paragraphs describe the Company’s products, marketing and distribution, and underwriting and pricing.

Competition

Individual Annuities

The Company competes with other providers of retirement savings and accumulation products, including other large, well-established insurance and financial services companies. We compete in the individual annuities business primarily based on our ability to offer innovative product features. Our risk management strategy allows us to offer these features and helps to hedge or limit our exposure to certain of the related risks, utilizing a combination of product design elements, such as an asset transfer feature, externally purchased hedging instruments and affiliated reinsurance agreements with Pruco Reinsurance, Ltd. (“Pruco Re”). The asset transfer feature, included in the design of certain optional living benefits, transfers assets between certain variable investments selected by the annuity contractholder, and investments that are expected to be more stable (e.g., a separate account bond portfolio or fixed-rate account), according to a static mathematical formula as discussed in more detail below. By transferring assets to the more stable investment, the asset transfer feature helps to reduce our risk associated with the optional living benefit.

In recent years, we benefited from the impact of market disruptions on some of our competitors, certain of which either exited the variable annuity marketplace or implemented product modifications to increase pricing and scale back product features. However, in 2011 we implemented modifications to scale back benefits and increase pricing for certain product features, while certain of our competitors became more aggressive in product design and pricing. We believe our current product offerings remain competitively positioned and that our differentiated risk management strategies will continue to provide us with an attractive risk and profitability profile, as all currently-offered optional living benefit features include the asset transfer feature and most sales include a lifetime income withdrawal feature utilizing a notional amount based on a highest daily contract value plus a minimum return, credited for a period of time, as described below. Our asset transfer feature occurs at the contractholder level, rather than at the fund level, which we believe enhances our risk management capabilities. In addition to our product features, we also compete based on brand recognition, the breadth of our distribution platform and our customer service capabilities.

Life Insurance

The Company competes with large, well-established life insurance companies in a mature market. We compete primarily based on price, service, distribution channel relationships, brand recognition and financial strength. Due to the large number of competitors, price competition is strong. Factors that could influence our ability to competitively price products while achieving targeted returns include: the cost and availability of financing for statutory reserves required for certain term and universal life insurance policies, the availability and timing of and our ability to utilize tax deductions associated with statutory reserves, product designs which impact the amount of statutory reserves and the associated tax deductions, and the level of and pace of changes in interest rates. The current environment of low interest rates and volatile equity markets has resulted in a greater demand for dividend-paying whole life products across the industry which we do not offer.

Products

Individual Annuities

The Company offers a wide array of annuities, including deferred and immediate variable annuities that are registered with the United States Securities and Exchange Commission (the “SEC”), which may also include (1) fixed interest rate allocation options, subject to a market value adjustment, and registered with the SEC, and (2) fixed rate allocation options not subject to a market value adjustment and not registered with the SEC, in NJ and NY, United States. The Company also offers fixed annuitization options during the payout phase of its variable annuities.

As a result of the launch of the Company’s new product line in March 2010, an affiliated company, Prudential Annuities Life Assurance Corporation, ceased selling variable annuity products. In general, the new product line offers the same optional living benefits and optional death benefits as offered by the Company’s existing variable annuities.

The Company offers variable annuities that provide our customers with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed death and living benefits. The benefit features contractually guarantee the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), and/or (3) the highest contract value on a specified date minus any withdrawals (“contract value”). These guarantees may include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. Our latest optional living benefits guarantee, among other features, the ability to make withdrawals based on the highest daily contract value plus a minimum return, credited for a period of time. This highest daily guaranteed contract value is a notional amount that forms the basis for determination of periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value.

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

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility, timing of annuitization and withdrawals, contract lapses and contractholder mortality. The rate of return we realize from our variable annuity contracts will vary based on the extent of the differences between our actual experience and the assumptions used in the original pricing of these products. As part of our risk management strategy we hedge or limit our exposure to certain of these risks primarily through a combination of product design elements, such as an asset transfer feature, externally purchased hedging instruments and affiliated reinsurance arrangements with Pruco Reinsurance, Ltd. (“Pruco Re”). Our returns can also vary by contract based on our risk management strategy, including the impact of any capital markets movements that we may hedge in Pruco Re, the impact on that portion of our variable annuity contracts that benefit from the asset transfer feature and the impact of risks we have deemed suitable to retain and the impact of risks that are not able to be hedged.

As of December 31, 2011 approximately $3.7 billion or 86% of total variable annuity account values contain a living benefit feature, compared to approximately $2.4 billion or 79% as of December 31, 2010. As of December 31, 2011 approximately $3.4 billion or 91% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $2.0 billion or 86% as of December 31, 2010. The increase in account values with living benefits and the asset transfer feature reflects the impact of new business sales. The asset transfer feature, included in the design of certain optional living benefits, transfers assets between certain variable investments selected by the annuity contractholder and, depending on the benefit feature, a fixed rate account in the general account or a bond portfolio within the separate account. The asset transfer feature associated with currently-sold benefit features transfers assets between certain variable investments selected by the annuity contractholder and a designated bond portfolio within the separate account. The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including the impact of investment performance on the contractholders’ total account value. In general, negative investment performance may result in transfers to either a fixed rate account in the general account or a bond portfolio within the separate account, and positive investment performance may result in transfers back to contractholder-selected variable investments. Overall, the asset transfer feature helps to mitigate our exposure, and the exposure of the contractholders’ account value, to equity market risk and market volatility. Beginning in 2009, our offerings of optional living benefit features associated with currently-sold variable annuity products all include an asset transfer feature, and in 2009 we discontinued any new sales of optional living benefit features without an asset transfer feature. Other product design elements we utilize for certain products to manage these risks include asset allocation restrictions and minimum issuance age requirements.

As mentioned above, in addition to our asset transfer feature, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance agreements. Primarily in the reinsurance affiliate, interest rate swaps, swaptions, floors and caps as well as equity options and futures are purchased to hedge certain living benefit features accounted for as embedded derivatives against changes in interest rates, equity markets and market volatility. Historically, our hedging strategy sought to generally match certain capital market sensitivities of the embedded derivative liability as defined by accounting principles generally accepted in the United States of America (“U.S. GAAP”), excluding the impact of the market-perceived risk of our own non-performance, with capital market derivatives and options. In the third quarter of 2010, the hedging strategy was revised as, in a low interest rate environment, management of the Company and the reinsurance affiliate do not believe that the U.S. GAAP value of the embedded derivative liability is an appropriate measure for determining the hedge target. The hedge target is grounded in a U.S. GAAP/capital markets valuation framework but incorporates two modifications to the U.S. GAAP valuation assumptions. A credit spread is added to the U.S. GAAP risk-free rate of return assumption used to estimate future growth of bond investments in the customer separate account funds to account for the fact that the underlying customer separate account funds which support these living benefits are invested in assets that contain risk. The volatility assumption is also adjusted to remove certain risk margins embedded in the value of the embedded derivative liability under U.S. GAAP, as we believe the increase in the liability driven by these margins is temporary and does reflect the economic value of the liability. In addition, management of the Company and reinsurance affiliate evaluate hedge levels versus the target given the overall capital considerations of our ultimate parent Company, Prudential Financial Inc. and its subsidiaries, and prevailing capital market conditions, and may decide to temporarily hedge to an amount that differs from the hedge target definition.

In the second quarter of 2009, we began the expansion of the hedging program to include a portion of the market exposure related to the overall capital position of our variable annuity business, including the impact of certain statutory reserve exposures. These capital hedges primarily consisted of equity-based total return swaps that were designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. During the second quarter of 2010, we terminated the capital hedge program in lieu of a new program managed at the Prudential Financial parent company level that more broadly addresses equity market exposure of the overall statutory capital of Prudential Financial as a whole, under stress scenarios. The program focuses on tail risk in order to protect statutory capital in a cost-effective manner under stress scenarios. Prudential Financial assesses the composition of the hedging program on an ongoing basis and may change it from time to time based on an evaluation of its risk position or other factors.

Term Life Insurance

The Company offers a variety of term life insurance products which represent 73% of our net individual life insurance in force at December 31, 2011, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

The Company’s profits from term insurance are not expected to directly correlate, from a timing perspective, with the increase in term insurance in force. This results from uneven product profitability patterns, as well as varying costs of our ongoing capital management activities related to a portion of the statutory reserves associated with these products, which may vary with each year of business issued.

Variable Life Insurance

The Company offers a number of individual variable life insurance products which represent 21% of our net individual life insurance in force at December 31, 2011. Variable products provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account and /or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates we determine that vary periodically based on our portfolio rate, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. Each product provides for the deduction of charges and expenses from the customer’s contract fund. The Company also offers a variable product that has the same basic features as our variable universal life product but also allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance.

A significant portion of the Company’s insurance profits are associated with our large in force block of variable policies. Profit patterns on these policies are not level and as the policies age, insureds generally begin paying reduced policy charges. This reduction in policy charges, coupled with net policy count and insurance in force runoff over time, reduces our expected future profits from this product line. Asset management fees and mortality and expense fees are a key component of variable life product profitability and vary based on the average daily net asset value. Due to policyholder options under some of the variable life contracts, lapses driven by periods of unfavorable equity market performance may occur on a quarter lag with the market risk during this period being borne by the Company.

Universal Life Insurance

The Company offers universal life insurance products which represent 6% of our net individual life insurance in force at December 31, 2011. Universal life insurance products feature a fixed crediting rate that we determine and that may vary periodically based on portfolio returns, subject to certain minimums, flexible premiums and a choice of guarantees against lapse. Universal life policies provide for the deduction of charges and expenses from the policyholders’ contract fund.

The Company’s profits from universal life insurance are impacted by mortality and expense margins, interest spread on policyholder funds as well as the net interest spread on capital management activities related to a portion of the statutory reserves associated with these products.

Across our life insurance products we offer a living benefits option that allows the policy owner to receive a portion of the life insurance benefit if the insured is diagnosed with a terminal illness, or permanently confined to a nursing home, in advance of death of the insured, to use as needed. The remaining death benefit will be paid to the beneficiary upon the death of the insured. We also have a variety of settlement and payment options for the settlement of life insurance claims in addition to lump sum checks, including placing benefits in retained asset accounts, which earn interest and are subject to withdrawal in whole or in part at any time by the beneficiaries.

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

Prudential Insurance Agent product sales are primarily to customers in NJ and NY mass and mass affluent markets, as well as small business owners. Other than certain training allowances or salary paid at the beginning of their employment, Prudential Insurance Agents are paid on a commission basis for the products they sell. In addition to commissions, Prudential Insurance Agents receive employee benefits, including medical and disability insurance, an employee savings program and qualified retirement plans from Prudential Insurance.

Underwriting and Pricing

Annuities

We earn asset management and other fees determined as a percentage of the average assets of the proprietary mutual funds in our variable annuity products, net of subadvisory expenses. Additionally, we earn mortality and expense fees and other fees for various insurance-related options and features, including optional guaranteed death and living benefit features, based on the average daily net asset value of the annuity separate accounts or the amount of guaranteed value under the optional living benefit, as applicable. We also receive administrative service fees from many of the proprietary and non-proprietary mutual funds (or their affiliates) for administration services that we perform.

We price our variable annuities, including optional guaranteed death and living benefits, based on an evaluation of the risks assumed and considering applicable hedging costs. Our pricing is also influenced by competition, and by assumptions regarding policyholder behavior, including persistency, and benefit utilization and withdrawal rates for contracts with living benefit features, as well as other assumptions. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. To encourage persistency, most of our variable and fixed annuities have surrender or withdrawal charges for a specified number of years. In addition, the living benefit features of our variable annuity products encourage persistency because the potential value of the living benefit is fully realized only if the contract persists.

We price our fixed annuities as well as the fixed-rate accounts of our variable annuities based on assumptions as to investment returns, expenses, competition and persistency. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities and the fixed-rate accounts of our variable annuities. For assets transferred to a fixed-rate account in the general account pursuant to the asset transfer feature discussed above, we earn a spread for the difference between the return on our general account invested assets and the interest credited, similar to our fixed annuities.

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

Our operating results are impacted by changes in interest rates. We routinely update the interest crediting rates that we credit to policyholder accounts on our universal life policies and on the fixed account of our variable life policies, which are both subject to contractual minimum rates. In resetting these rates, we consider the returns on our portfolios supporting these policies, current interest rates, the competitive environment and our profit objectives. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our policyholder accounts. In a prolonged low interest rate environment, this spread may be negatively impacted to the extent that our ability to reduce crediting rates applied to policyholder accounts is limited due to contractual minimum interest crediting rates. We seek to mitigate interest rate risks, including those associated with the current low interest rate environment, with active asset/liability matching portfolio management. For term life products, interest rate assumptions used to calculate reserves are fixed at the policy issue date and subsequent declines in portfolio yields have an immediate impact on product profitability.

Reserves

We establish and carry as liabilities actuarially-determined reserves for future policy benefits that we believe will meet our future obligations for our in force life and annuity contracts, including the death benefit and living benefit guarantee features associated with some of these contracts. We base these reserves on assumptions we believe to be appropriate for investment yield, persistency, expenses, withdrawal rates, mortality and morbidity rates, as well as margins for adverse deviation. For certain products, such as term and universal life, we are required to hold statutory reserves in excess of these liabilities. In these circumstances we engage in capital management activities, including the use of captive reinsurers, to reduce the financial and pricing impact of carrying a portion of these excess statutory reserves. Certain of the living benefit guarantee features on variable annuity contracts are accounted for as embedded derivatives and are carried at fair value. The fair values of these benefit features are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature, and are based on management’s expectation of how a market participant would value these embedded derivative liabilities. These features are generally reinsured with an affiliated company. For universal and variable life insurance and fixed and variable annuity contracts, we establish liabilities for policyholders’ account balances that represent cumulative gross premium payments plus credited interest and/or fund performance, less withdrawals, expenses and cost of insurance charges. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported.

Reinsurance

The Company participates in reinsurance with its affiliates Prudential Insurance, Prudential Arizona Reinsurance Captive Company, or “PARCC”, Pruco Re, and Prudential Arizona Reinsurance Term Company, or “PAR TERM” and unaffiliated companies in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential arising from large risks. The Company also uses reinsurance as part of its risk management and capital management strategies for certain of its variable annuity optional living benefit features. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. We believe a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

Since 2000, we have reinsured the majority of the mortality risk we assume under our newly sold individual life insurance products and the maximum amount of mortality risk we may retain on any life is generally $100,000. See Note 13 to the Consolidated Financial Statements for more information related to these affiliated reinsurance arrangements.

Regulation

In order to continue to market life insurance, annuity products and market value adjustment annuities, the Company must meet or exceed the statutory capital and surplus requirements of the state insurance regulators of the states in which it conducts business. Statutory accounting practices differ from U.S. GAAP in two major respects. First, under statutory accounting practices, the acquisition costs of new business are charged to expense, while under U.S. GAAP certain acquisition costs are initially deferred and amortized to expense over a period of time. Second, under statutory accounting practices, the required additions to statutory reserves for new business in some cases may initially exceed the statutory revenues attributable to such business. These practices result in a reduction of statutory income and surplus at the time of recording new business.

Insurance Operations

State Insurance Regulation

State insurance authorities have broad administrative powers with respect to all aspects of the insurance business including:

•	licensing to transact business,

•	licensing and training agents,

•	admittance of assets to statutory surplus,

•	regulating premium rates for certain insurance products,

•	approving policy forms,

•	regulating unfair trade and claims practices,

•	sales and marketing practices,

•	establishing reserve requirements and solvency standards,

•	fixing maximum interest rates on life insurance policy loans and minimum accumulation or surrender values, and

•	regulating the type, amounts and valuations of investments permitted and other matters.

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

Effective with the annual reporting period ending December 31, 2010, the NAIC adopted revisions to the Annual Financial Reporting Model Regulation, or the Model Audit Rule, related to auditor independence, corporate governance and internal control over financial reporting. The adopted revisions require that we file reports with state insurance departments regarding our assessment of internal controls over financial reporting.

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

IRIS Tests

The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System, or “IRIS,” to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined “usual ranges.” Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. The Company is not currently subject to regulatory scrutiny based on these ratios.

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

Tax Legislation

There is uncertainty regarding U.S. taxes both for individuals and corporations in light of the fact that many tax provisions recently enacted or extended began to sunset at the end of 2011. In addition, the recommendations made by the President’s bipartisan National Commission on Fiscal Responsibility and Reform and other deficit reduction panels suggest the need to reform the U.S. Tax Code. Congress has held a number of hearings devoted to tax reform. Some of those hearings have discussed lowering the tax rates and broadening the base by reducing or eliminating certain tax expenditures. Reducing or eliminating certain tax expenditures could make our products less attractive to customers. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on the Company and its products.

Current U.S. federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the death benefit paid under a life insurance contract. Congress from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities and insurance products. Other legislative changes, such as changes to the estate tax, also could reduce or eliminate the attractiveness of annuities and life insurance products to consumers. The estate tax was completely eliminated for 2010, but modified carryover basis rules applied for property acquired from decedents dying in that year. The estate tax has been reinstated through 2012 with a $5 million individual exemption, a 35% maximum rate and step-up in basis rules for property acquired from a decedent. Estates of decedents who died in 2010 can choose between the rules that were in effect in 2010 or the new rules. On February 13, 2012, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals,” or Revenue Proposals. The Revenue Proposals include a provision that would make permanent a $3.5 million individual exemption and a 45% maximum estate tax rate. It is unclear what Congress will do with respect to the estate tax after 2012.

Additionally, legislative or regulatory changes could also impact the amount of taxes that we pay, thereby affecting our consolidated net income. For example, the U.S. Treasury Department and the Internal Revenue Service intend to address through guidance the methodology to be followed in determining the dividends received deduction, or DRD, related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between our actual tax expense and expected tax amount determined using the federal statutory tax rate of 35%. The Revenue Proposals include a proposal to change the method used to determine the amount of the DRD. A similar proposal was included in the President’s deficit reduction recommendations that were released to Congress.

For additional discussion of possible tax legislative and regulatory risks that could affect our business, see “Risk Factors.”

The products we sell have different tax characteristics, in some cases generating tax deductions. The level of profitability of certain of our products are significantly dependent on these characteristics and our ability to continue to generate taxable income, which are taken into consideration when pricing products. Accordingly, a change in tax law, our ability to generate taxable income, or other factors impacting the availability or value of the tax characteristics generated by our products, could impact product pricing and returns.

USA Patriot Act

The USA Patriot Act of 2001, enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws applicable to broker-dealers and other financial services companies, including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain provisions that may be different, conflicting or more rigorous. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions require the implementation and maintenance of internal practices, procedures and controls.

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

Insurance Company Regulation

We are subject to New Jersey insurance law, which requires us to register with the insurance department and to furnish annually financial and other information about the operations of the Company. Generally, all transactions with affiliates that affect the Company must be fair and reasonable and, if material, require prior notice and approval or non-disapproval by the New Jersey insurance department.

Most states have insurance laws that require regulatory approval of a direct or indirect change of control of an insurer or an insurer’s holding company. Laws such as these that apply to us prevent any person from acquiring control of Prudential Financial or of its insurance subsidiaries unless that person has filed a statement with specified information with the insurance regulators and has obtained their prior approval. Under most states’ statutes, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires 10% or more of the voting securities of Prudential Financial without the prior approval of the insurance regulators of the states in which its U.S. insurance companies are domiciled will be in violation of these states’ laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the relevant insurance regulator or prohibiting the voting of those securities and to other actions determined by the relevant insurance regulator.

Currently, there are several proposals to amend state insurance holding company laws to increase the scope of regulation of insurance holding companies (such as Prudential Financial). The International Association of Insurance Supervisors or the IAIS and the National Association of Insurance Commissioners or the NAIC have promulgated model laws for adoption internationally and in the United States that would provide for “group wide” supervision of Prudential Financial as an insurance holding company in addition to the current regulation of Prudential Financial’s insurance subsidiaries. While the timing of their adoption and content will vary by jurisdiction, we have identified the following areas of focus in these model laws: (1) uniform standards for insurer corporate governance; (2) group-wide supervision of insurance holding companies; (3) adjustments to risk-based capital calculations to account for group-wide risks; and (4) additional regulatory and disclosure requirements for insurance holding companies. At this time, we cannot predict with any degree of certainty what additional capital requirements, compliance costs or other burdens these requirements may impose on Prudential Financial or the Company.

In addition, many state insurance laws require prior notification to state insurance departments of a change in control of a non-domiciliary insurance company doing business in that state. While these pre-notification statutes do not authorize the state insurance departments to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of Prudential Financial may require prior notification in those states that have adopted pre-acquisition notification laws.

Unclaimed Property Laws

We are subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and we are subject to audit and examination for compliance with these requirements. For additional discussion of these matters, see “Contingent Liabilities and Regulatory Matters” in Note 12 to the Financial Statements included in this Annual Report on Form 10-K.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which effects comprehensive changes to the regulation of financial services in the United States and subjects us to substantial additional federal regulation. Dodd-Frank directs existing and newly-created government agencies and bodies to conduct certain studies and promulgate regulations implementing the law, a process that is underway and expected to continue over the next few years. We cannot predict with any certainty the results of the studies or the requirements of the regulations not yet adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact our business, credit or financial strength ratings, results of operations, cash flows or financial condition or make it advisable or require us to hold or raise additional capital.

Key aspects we have identified to date of Dodd-Frank’s potential impact on us include:

•

Dodd-Frank establishes a Financial Stability Oversight Council (“Council”) which is authorized to subject non-bank financial companies such as Prudential Financial to stricter prudential standards (a “Designated Financial Company”) if the Council determines that material financial distress at the company or the scope of the company’s activities could pose a threat to financial stability of the U.S. In October 2011, the Council published for comment proposed regulations setting forth the criteria by which it will designate Designated Financial Companies in a three stage process. Based on the stage 1 criteria, which include having at least $50 billion in assets and meeting one of five additional quantitative measures, Prudential Financial would be subject to stage 2 consideration. We cannot predict whether Prudential Financial or a subsidiary will ultimately be designated as a Designated Financial Company. If so designated, we would become subject to stricter prudential standards that are the subject of ongoing rule-making, including stricter requirements and limitations relating to risk-based capital, leverage, liquidity and credit exposure, as well as overall risk management requirements, management interlock prohibitions and a requirement to submit to the Board of Governors of the Federal Reserve System (“FRB”) (and periodically update) a plan for rapid and orderly dissolution in the event of severe financial distress. In December 2011, the FRB published for comment proposed rules implementing certain of these standards, including requirements and limitations relating to risk-based capital, leverage, liquidity, stress testing (discussed further below), and counterparty credit exposure, as well as overall corporate risk management requirements. Under the proposed rules, a Designated Financial Company would be required to calculate its minimum risk-based and leverage requirements as if it were a bank holding company and be subject to a minimum Tier 1 risk-based capital ratio of 4%, a total risk-based capital ratio of 8% and a Tier 1 leverage ratio of 4%. Designated Financial Companies with $50 billion or more in total consolidated assets would be required to submit annual capital plans to the FRB demonstrating their ability to satisfy the required capital ratios under baseline and stressed conditions. The FRB has indicated that it intends to issue, in addition to such capital requirements, a proposal requiring a risk-based capital surcharge for such companies, or a subset thereof, consistent with the Basel III framework discussed below. The proposed rules also include enhanced liquidity requirements (which may in the future be supplemented with specific quantitative liquidity requirements based on Basel III liquidity ratios), which would require Designated Financial Companies to produce, and regularly stress-test, comprehensive cash flow projections and maintain a liquidity buffer of highly liquid unencumbered assets sufficient to meet projected cash flows under such stress-testing, and would further require such companies to establish and maintain a contingency funding plan and concentration and other exposure limits to address liquidity needs and risk. Under the proposed rules, a Designated Financial Company would be required to limit its credit exposure to any unaffiliated company to no more than 25% of its consolidated capital stock and surplus (or , in a case of a designated financial company having total consolidated assets of $500 billion or more, such as Prudential Financial, to no more than 10% with respect to any “major counterparty”, which includes any Designated Financial Company or bank holding company with more than $500 billion of total consolidated assets). The proposed rules implement, as required by Dodd-Frank, the establishment of an “early remediation” regime, whereby failure to meet defined measures of financial condition (including exceeding certain capital and leverage ratios or market indicator thresholds, the occurrence of adverse stress test results or other financial triggers) would result in remedial action by the FRB. Depending on the degree of financial distress, such remedial action could result in: heightened FRB supervisory review; limitations or prohibitions on capital distributions, acquisitions and/or asset growth; requirements to raise additional capital or take other actions to improve capital adequacy; limitations or restrictions on executive compensation; requirements to elect new directors or hire new executive officers; limitations on transactions with affiliates; restrictions on product offerings and/or requirements to sell assets; or recommendation for resolution under the special orderly liquidation process discussed further below. The proposed rules would require that a Designated Financial Company, upon a determination by the Council that such company poses a grave threat to financial stability of the U.S., maintain a debt-to-equity ratio of no more than 15-to-1 until such time as the Council determines the limitation is no longer necessary. We cannot predict the form in which these proposed regulations ultimately will be adopted. Dodd-Frank authorizes the FRB to tailor its application of enhanced prudential standards to different companies on an individual basis or by category, taking into consideration financial activities involved and other factors. We cannot predict how the FRB will apply these prudential standards to insurance-based financial services organizations such as ourselves if we are designated as a Designated Financial Company. In addition to the foregoing, if we were designated as a Designated Financial Company, the “Collins Amendment” capital requirements referred to below would apply when adopted by the FRB (i.e., the 5-year grandfathering referred to below would no longer be available). The FRB could also require the issuance of capital securities automatically convertible to equity in the event of financial distress, require enhanced public disclosures to support market evaluation of risk profile and impose short-term debt limits.

•

Until deregistration as a savings and loan holding company is effective, Prudential Financial is subject in that capacity to the examination, enforcement and supervisory authority of the FRB. Pursuant to the “Collins Amendment” included in Dodd-Frank, the FRB must establish minimum leverage and risk-based capital requirements for savings and loan holding companies (including Prudential Financial) and other institutions that are not less than those applicable to insured depository institutions. These requirements would become generally applicable to Prudential Financial, as a savings and loan holding company on July 21, 2015 (five years after Dodd-Frank’s enactment) except, for purposes of calculating Tier 1 capital, new issuances of debt and equity capital will be immediately subject to the requirements. The risk-based capital requirements currently applicable to most bank holding companies and insured depository institutions are based on the 1988 Capital Accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”); U.S. federal bank regulatory agencies have also adopted new risk-based capital guidelines for large, internationally active banking organizations based on revisions to Basel I issued by the Basel Committee in 2004 (“Basel II”). In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Basel III, when implemented by U.S. regulation and fully phased-in, will require bank holding companies and insured depository institutions to maintain substantially more capital, with a greater emphasis on common equity, and to comply with liquidity coverage and net stable funding standards, including the imposition of a counter-cyclical capital buffer. The “Collins Amendment” requires the FRB to adopt regulations imposing a continuing “floor” of the Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III otherwise would permit lower requirements. Regulations that have been adopted to date to implement these requirements include a modification to the general risk-based capital rules in order to address appropriate capital requirements for low-risk assets held by non-bank financial companies such as Prudential Financial, and would permit flexibility in the application of certain capital requirements imposed by Dodd-Frank to non-bank financial companies. We cannot predict what capital regulations the FRB will promulgate under these authorizations, either generally or as applicable to insurance-based organizations. If designated as “a Designated Company” and until deregistration as a savings and loan holding company Prudential Financial will be subject to stress tests to be promulgated by the FRB in consultation with the newly-created Federal Insurance Office (discussed below) to determine whether, on a consolidated basis, Prudential Financial has the capital necessary to absorb losses as a result of adverse economic conditions. Under the proposed rules published for comment in December 2011, if designated as a Designated Financial Company Prudential Financial would be required to submit to annual stress tests conducted by the FRB and to conduct internal annual and semi-annual stress tests to be provided to the FRB to assess its capital adequacy and identify potential risks. Under the proposed rules, to the extent Prudential Financial remains a savings and loan holding company but is not designated as a Designated Financial Company, it would be subject to the same stress test requirements as above except that it would not be required to conduct the internal semi-annual stress tests. Summary results of such stress tests would be required to be publicly disclosed. Prudential Financial cannot predict whether the proposed rules will be adopted in their current form or the manner in which the stress tests will ultimately be designed, conducted and disclosed for insurance-based Designated Financial Companies or savings and loan holding companies, and it cannot predict whether the results thereof will cause us to alter its business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of our financial strength.

•

The Council may recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices Prudential Financial and other insurers or other financial services companies engage in that could create or increase the risk that significant liquidity, credit or other problems spread among financial companies. Prudential Financial cannot predict whether any such recommendations will be made or their effect on our business, results of operations, cash flows or financial condition.

•

Absent Prudential Financial’s intended conversion of its federal thrift to a trust-only operation, Prudential Financial would become subject to the “Volcker Rule” provisions of Dodd-Frank prohibiting, subject to the rule’s exceptions, “proprietary trading” and the sponsorship of, and investment in, funds (referred to in Dodd-Frank as hedge funds or private equity funds) that rely on certain exemptions from the Investment Company Act of 1940, as amended (collectively, “covered funds”). The Volcker Rule will become effective on July 21, 2012 and compliance with the rule will be phased in through July 2014, subject to various extensions and exceptions. In October 2011, the federal banking agencies issued a joint notice of proposed rulemaking to implement the Volcker Rule. Under the proposed rules, the “proprietary trading” prohibition would not materially alter Prudential Financial’s securities trading practices as trading by its domestic and foreign insurance subsidiaries for their separate accounts or for their general accounts are “permitted activities” so long as such trading complies with applicable state or foreign insurance company investment laws and regulations. However, if the proposed rules were adopted in their current form and were interpreted to prohibit insurance company investments in covered funds, or to apply the aggregate limit of 3% of Tier 1 capital to Prudential Financial’s coinvestment in covered funds sponsored by our Prudential Real Estate Investors (“PREI”), Prudential Investment Management (“PIM”) or other operations, its insurance subsidiaries would be required to dispose of covered fund investments. Furthermore, the PREI and PIM investment management operations sponsor covered funds in which Prudential Financial coinvests (in both insurance and non-insurance subsidiaries) that are directly affected by the Volcker Rule prohibitions which, among other things, limit permanent investment by a sponsoring company in any one fund to no more than 3% of fund capital, limit covered fund marketing except to bona fide trust, fiduciary or investment advisory customers, prohibit covered transactions between a fund and the sponsoring company and prohibit the use of the sponsoring company’s name in the fund’s name. Absent Prudential Financial’s conversion to a trust-only bank, adoption of the proposed regulations in their current form would require Prudential Financial to dispose of some covered fund investments, significantly alter its business practices in these operations and/or diminish the attractiveness of its covered fund products to clients. Assuming Prudential Financial completes the conversion to a trust-only bank prior to July 21, 2012, but is designated as a Designated Financial Company the Volcker Rule prohibitions would not apply but Prudential Financial could be subject, pursuant to future FRB rulemaking, to additional capital requirements for, and quantitative limits on, proprietary trading and sponsorship of, and investment in, covered funds. In addition, actions taken by other financial entities in response to the Volcker Rule could potentially negatively affect the market for, returns from or liquidity of Prudential Financial’s investments in covered funds affiliated with such other financial entities.

•

Dodd-Frank creates a new framework for regulation of the over-the-counter (“OTC”) derivatives markets which could impact various activities of Prudential Global Funding (“PGF”), Prudential Financial and its insurance subsidiaries, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). Dodd-Frank generally requires swaps, subject to a determination by the Commodity Futures Trading Commission (“CFTC”) or SEC as to which swaps are covered, with all counterparties except non-financial end users to be executed through a centralized exchange or regulated facility and to be cleared through a regulated clearinghouse. Swap dealers and major swap participants (“MSPs”) are subject to capital and margin (i.e., collateral) requirements that will be imposed by the applicable prudential regulator or the CFTC or SEC, as well as business conduct rules and reporting requirements. While we believe Prudential Financial, PGF and its insurance subsidiaries should not be considered dealers or MSPs subject to registration and the capital and margin requirements, the final regulations adopted could provide otherwise, which could substantially increase the cost of hedging and the related operations. A determination by the Secretary of the Treasury not to exclude foreign currency swaps and forwards from the foregoing requirements also could have that result. PGF intermediates swaps between Prudential entities (other than PFI) and third parties, and it is possible that PGF’s standardized intra-Company transactions might be required to be executed through an exchange, and to be cleared centrally with posted margin, potentially defeating PGF’s key function; if so, Prudential entities might directly enter into swaps with third parties, potentially increasing the economic costs of hedging. The SEC and CFTC are required to determine whether and how “stable value contracts” should be treated as swaps and, although we believe otherwise, various other products offered by Prudential Financial’s insurance subsidiaries might be treated as swaps; if regulated as swaps, we cannot predict how the rules would be applied to such products or the effect on their profitability or attractiveness to clients. Finally, the new regulatory scheme imposed on all market participants may increase the costs of hedging generally and banking institutions (with which we enter into a substantial portion of our derivatives) will be required to conduct at least a portion of their OTC derivatives businesses outside their depositary institutions. The affiliates through which these institutions will conduct their OTC derivatives businesses might be less creditworthy than the depository institutions themselves, and “netting” of counterparty exposures with non-banks will not be allowed, potentially affecting the credit risk these counterparties pose to us and the degree to which we or an affiliate are able to enter into transactions with these counterparties. We cannot predict the effect of the foregoing on our hedging costs, our hedging strategy or implementation thereof or whether we will need or choose to increase and/or change the composition of the risks we do not hedge.

•

Dodd-Frank establishes a Federal Insurance Office within the Department of the Treasury headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance (other than health insurance), including serving as a non-voting member of the Council and making recommendations to the Council regarding insurers (potentially including the Company) to be designated for stricter regulation and coordinating with the FRB in the application of any stress tests required to be conducted with respect to an insurer. The Federal Insurance Office is authorized to require an insurer or its affiliates to submit data and information that the office reasonably requires to carry out its functions. The director is also required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increased national uniformity through either a federal charter or effective action by the states. Although the study was to be completed in January 2012, it has not yet been released.

•

Dodd-Frank authorizes the FRB to require a Designated Financial Company or a savings and loan holding company to place its financial activities in an intermediate holding company separate from non-financial activities (as defined for purposes of the Bank Holding Company Act) and imposes restrictions on transactions between the two businesses. While our non-financial activities are minor, the imposition of such a requirement on us could be burdensome and costly to implement.

•

Title II of Dodd-Frank provides that a financial company may be subject to a special orderly liquidation process outside the federal bankruptcy code, administered by the FDIC as receiver, upon a determination (with the approval of the director of the Federal Insurance Office if – as is true with respect to Prudential Financial – the largest United States subsidiary is an insurer) that the company is in default or in danger of default and presents a systemic risk to U.S. financial stability. Were Prudential Financial subject to such a proceeding, its U.S. insurance subsidiaries would remain subject to rehabilitation and liquidation proceedings under state law, although the FDIC has discretion and authority to initiate resolution of an insurer under state law if its state insurance regulator has not filed the appropriate judicial action within 60 days of a systemic risk determination. However, Prudential Financial’s non-insurance U.S. subsidiaries engaged in financial activities would be subject to any special orderly liquidation process so commenced. We cannot predict how creditors of Prudential Financial or its insurance and non-insurance subsidiaries, including the holders of Prudential Financial debt, will evaluate this potential or whether it will impact our financing or hedging costs.

•

Dodd-Frank establishes the Bureau of Consumer Financial Protection (“CFPB”) as an independent agency within the FRB to regulate consumer financial products and services offered primarily for personal, family or household purposes, with rule-making and enforcement authority over unfair, deceptive or abusive practices. Insurance products and services are not within the CFPB’s general jurisdiction, and broker-dealers and investment advisers are not subject to the CFPB’s jurisdiction when acting in their registered capacity. Retirement service providers such as us could become subject to the CFPB’s jurisdiction, but only if the Department of Labor and the Department of the Treasury agree. Otherwise, Prudential Financial believes it offers a very limited number of products subject to CFPB regulation and the impact of Dodd-Frank on its operations in this regard should not be material; however, it is possible that the regulations promulgated by the CFPB will assert jurisdiction more expansively than we anticipate.

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

•

In March 2011, the SEC and other regulators published for comment proposed regulations, as required by Dodd-Frank, requiring the securitizer, and possibly the originator, of certain asset-backed securities to retain at least 5% of the credit risk of securities sold. Depending on how the final rule is implemented, these requirements may apply to certain activities of Prudential Financial’s retirement and investment management segments if they are treated as a securitizer or an originator.

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

Segments

The Company currently operates as one reporting segment. Revenues, net income and total assets for this segment can be found on the Company’s Statements of Financial Position as of December 31, 2011 and 2010 and Statements of Operations and Comprehensive Income for the years ended December 31, 2011, year ended December 31, 2010, and year ended December 31, 2009. Revenues and assets are generated from the Company’s life insurance and annuity plan product offerings.

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

Our business and our results of operations were materially adversely affected by adverse conditions in the global financial markets and adverse economic conditions in recent years. Our business, results of operations and financial condition may be adversely affected, possibly materially, if these conditions persist or recur.

Uncertainty and concerns with respect to market, economic and financial conditions in Europe intensified in the latter part of 2011. These concerns have given rise to a perceived risk of default on the government securities of certain European countries, including Greece, Ireland, Italy, Portugal and Spain, and fears of a contagion that could lead to the insolvency of, or defaults by, other countries as well as financial institutions with significant direct or indirect exposure to the government securities of affected countries. The credit ratings of most European countries have been downgraded by certain of the major rating agencies. Yields on the government securities of most European Union member states have been volatile. The European Union, the European Central Bank and the International Monetary Fund have implemented or proposed programs to address these conditions. We cannot predict with any certainty whether these programs will be successful or the effect that continuing adverse European market, economic and financial conditions or such programs may have on the future viability of the euro or the European Monetary Union. Adverse European market, economic and financial conditions have had, and are likely to continue to have, a negative impact on global economic activity and financial markets. These conditions, should they persist or worsen, could adversely affect our investment results, results of operations and financial position.

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

•

We have significant investment and derivative portfolios, including but not limited to corporate and asset-backed securities, equities and commercial real estate. Economic conditions as well as adverse capital market conditions, including but not limited to a lack of buyers in the marketplace, volatility, credit spread changes, benchmark interest rate changes and declines in value of underlying collateral will impact the credit quality, liquidity and value of our investments and derivatives, potentially resulting in higher capital charges and unrealized or realized losses, the latter especially if we were to need to sell a significant amount of investments under such conditions. For example, a widening of credit spreads increases the net unrealized loss position of our investment portfolio and may ultimately result in increased realized losses. Values of our investments and derivatives can also be impacted by reductions in price transparency, changes in assumptions or inputs we use in estimating fair value and changes in investor confidence and preferences, potentially resulting in higher realized or unrealized losses. Volatility can make it difficult to value certain of our securities if trading becomes less frequent. Valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our results of operations or financial condition and in certain cases under U.S. GAAP such period to period changes in the value of investments are not recognized in our results of operations or consolidated statements of financial condition.

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

The Risk Based Capital, or RBC, ratio is a primary measure by which we and state insurance regulators evaluate our capital adequacy. We have managed the Company’s RBC ratio to a level consistent with its rating objectives; however, rating agencies take into account a variety of factors in assigning ratings in addition to RBC levels. RBC is determined by statutory rules that consider risks related to the type and quality of the invested assets, insurance-related risks associated with our products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of our statutory capitalization. Our failure to meet applicable RBC requirements or minimum statutory capital and surplus requirements could subject us to further examination or corrective action by state insurance regulators. Our failure to maintain our RBC ratio at desired levels could also adversely impact our competitive position. In addition, RBC ratios may impact our credit and claims paying ratings.

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

We have experienced and may experience additional downgrades in our financial strength or credit ratings. A downgrade or potential downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered, increase our borrowing costs and/or hurt our relationships with creditors or, trading counterparties.

Financial strength ratings, which are sometimes referred to as “claims-paying” ratings, represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy, and are important factors affecting public confidence in an insurer and its competitive position in marketing products. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. A downgrade in our financial strength or credit ratings could potentially, among other things, limit our ability to market products, reduce our competitiveness, increase the number or value of policy surrenders and withdrawals, increase our borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees, such as letters of credit, cause additional collateral requirements or other required payments under certain agreements, allow our affiliated counterparty to terminate derivative agreements, and/or hurt our relationships with creditors, distributors or trading counterparties thereby potentially negatively affecting our profitability, liquidity and/or capital. In addition, we consider our own risk of non-performance in determining the fair value of our liabilities, including insurance liabilities that are classified as embedded derivatives under U.S. GAAP. Therefore, changes in our credit or financial strength ratings may affect the fair value of our liabilities.

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

Our insurance and annuity products, and our investment returns, are sensitive to interest rate fluctuations, and changes in interest rates could adversely affect our investment returns and results of operations, including in the following respects:

•

Some of our products expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. When interest rates decline, we have to reinvest the cash income from our investments in lower yielding instruments, potentially reducing net investment income. Since many of our policies and contracts have guaranteed minimum interest or crediting rates or limit the resetting of interest rates, the spreads could decrease and potentially become negative. When interest rates rise, we may not be able to replace the assets in our general account as quickly with the higher yielding assets needed to fund the higher crediting rates necessary to keep these products and contracts competitive. In addition, rising interest rates could cause a decline in the market value of fixed income assets the Company holds which in turn could result in lower asset management fees earned.

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

•	Changes in interest rates coupled with accelerated client withdrawals for certain products can result in increased costs associated with our guarantees.

•	Changes in the relationship between long-term and short-term interest rates could adversely affect the profitability of some of our products.

•	Changes in interest rates could increase our costs of financing.

•

Our mitigation efforts with respect to interest rate risk are primarily focused on maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. However, our estimate of the liability cash flow profile may turn out to be inaccurate. In addition, there are practical and capital market limitations on our ability to accomplish this matching. Due to these and other factors we may need to liquidate investments prior to maturity at a loss in order to satisfy liabilities or be forced to reinvest funds in a lower rate environment. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to effectively mitigate, and we may sometimes choose based on economic considerations and other factors not to fully mitigate, the interest rate risk of our assets relative to our liabilities.

•

For certain of our products, a delay between the time we make changes in interest rate and other assumptions used for product pricing and the time we are able to reflect these assumptions in products available for sale could negatively impact the long-term profitability of products sold during the intervening period.

Recent periods have been characterized by low interest rates. A prolonged period during which interest rates remain at levels lower than those anticipated in our pricing may result in greater costs associated with certain of our product features which guarantee death benefits or income streams for stated periods or for life; higher costs for derivative instruments used to hedge certain of our product risks; or shortfalls in investment income on assets supporting policy obligations, each of which may require us to record charges to increase reserves. In addition to compressing spreads and reducing net investment income, such an environment may cause policies to remain in force for longer periods than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and resulting in lower overall returns on business in force. Reflecting these impacts in recoverability and loss recognition testing under GAAP may require us to accelerate the amortization of deferred policy acquisition costs, or DAC, as well as to increase required reserves for future policyholder benefits. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and a prolonged period of low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.

Guarantees within certain of our products that protect policyholders may decrease our earnings or increase the volatility of our results of operations or financial position under U.S. GAAP if our hedging or risk management strategies prove ineffective or insufficient.

Certain of our products, particularly our variable annuity products include guarantees of income streams for stated periods or for life. Downturns in equity markets, increased equity volatility, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such products, resulting in increases in reserves and reductions in net income. We use a variety of affiliated reinsurance hedging and risk management strategies, including product features, to mitigate these risks in part. These strategies may, however, not be fully effective. We and our reinsurance affiliates may also choose not to fully hedge these risks. Hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Hedging instruments also may not change in value correspondingly with associated liabilities due to equity market or interest rate conditions or other reasons. We and our reinsurance affiliate sometimes choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP. For example, during the third quarter of 2010 we and our reinsurance affiliate began to hedge certain risks associated with variable annuity products on a basis that does not fully correspond to the associated U.S. GAAP liability. Changes from period to period in the valuation of these policy benefits, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial position under U.S. GAAP. Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure in respect of our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The above factors, individually or collectively, may have a material adverse effect on our and our reinsurance affiliates results of operations, financial condition or liquidity.

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

We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality (including longevity) rates, or likelihood of death, and morbidity rates, or likelihood of sickness or disability, of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality or morbidity could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, treatment patterns and technologies for disease or disability, the economic environment, or other factors. Pricing of our insurance and deferred annuity products are also based in part upon expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. Persistency may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of poor equity market performance or extended periods of low interest rates as well as other factors. Persistency could be adversely affected generally by developments affecting client perception of us, including perceptions arising from adverse publicity. Many of our products also provide our customers with wide flexibility with respect to the amount and timing of premium deposits and/or the amount and timing of withdrawals from the policy’s value. Results may vary based on differences between actual and expected premium deposits and withdrawals for these products, especially if these product features are relatively new to the marketplace. The development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and third-party investor strategies in the annuities business, could adversely affect the profitability of existing business and our pricing assumptions for new business. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability or may cause policyholders to lapse. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract. Even if permitted under the policy or contract, we may not be able or willing to raise premiums or adjust other charges sufficiently, or at all, for regulatory or competitive reasons.

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

We may be required to accelerate the amortization of DAC, deferred sales inducements, or DSI, or be required to establish a valuation allowance against deferred income tax assets, either of which could adversely affect our results of operations and financial condition.

DAC represents the costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts, and we amortize these costs over the expected lives of the contracts. DSI represents amounts that are credited to a policyholder’s account balance as an inducement to purchase the contract, and we amortize these costs over the expected lives of the contracts. Management, on an ongoing basis, tests the DAC and DSI recorded on our balance sheet to determine if the amount is recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC and DSI for those products for which we amortize DAC and DSI in proportion to gross profits or gross margins. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC and DSI that could have an adverse effect on the results of our operations and our financial condition. Significant or sustained equity market declines as well as investment losses could result in acceleration of amortization of the DAC and DSI related to variable annuity and variable universal life contracts, resulting in a charge to income. As discussed earlier, the amortization of DAC and DSI is also sensitive to changes in interest rates.

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

In each of our businesses we face intense competition from domestic and foreign insurance companies, asset managers and diversified financial institutions, both for the ultimate customers for our products and, in many businesses, for distribution through non-affiliated distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution and distribution arrangements, price, perceived financial strength and claims-paying and credit ratings. A decline in our competitive position as to one or more of these factors could adversely affect our profitability and assets under management. Many of our competitors are large and well-established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher financial strength or credit ratings than we do. The proliferation and growth of non-affiliated distribution channels puts pressure on our captive sales channels to increase their productivity and reduce their costs in order to remain competitive, and we run the risk that the marketplace will make a more significant or rapid shift to non-affiliated or direct distribution alternatives than we anticipate or are able to achieve ourselves, potentially adversely affecting our market share and results of operations. The competitive landscape in which we operate may be further affected by government sponsored programs, as well as by longer term fiscal policies, adopted in the U.S. and outside of the U.S. in response to dislocations in financial markets and the economy. Competitors that receive governmental financing or other assistance or subsidies, including governmental guarantees of their obligations, or that are not subject to the same regulatory constraints, may have or obtain pricing or other competitive advantages. Changes in laws and regulations in response to adverse market and economic conditions may result in us being classified differently than competitors for purposes of capital and other requirements, potentially affecting our ability to compete and the competitive landscape generally.

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

Although we distribute our products through a wide variety of distribution channels, we do maintain relationships with certain key distributors. We periodically negotiate the terms of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. An interruption in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition. Distributors may elect to reduce or terminate their distribution relationships with us, including for such reasons as adverse developments in our business, adverse rating agency actions or concerns about market-related risks. We are also at risk that key distribution partners may merge, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us or that new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.

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

Many insurance regulatory and other governmental or self-regulatory bodies have the authority to review our products and business practices and those of our agents and employees and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could adversely affect our business, reputation, results of operations or financial condition. For a discussion of material pending litigation and regulatory matters, see “Contingent Liabilities and Regulatory Matters” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Insurance regulators have implemented significant changes in the way in which industry participants must determine statutory reserves and statutory capital, particularly for products with embedded options and guarantees such as variable annuities, and are considering further potentially significant changes in these requirements. The timing and effect of these changes are still uncertain.

Currently, there are several proposals to amend state insurance holding company laws to increase the scope of the regulation of insurance holding companies (such as Prudential Financial). These proposals include imposing standards for insurer corporate governance, risk management, group-wide supervision of insurance holding companies, adjustments to risk-based capital calculations to account for group-wide risks, and additional regulatory and disclosure requirements for insurance holding companies. In addition, state insurance regulators have focused attention on U.S. insurance solvency regulation pursuant to the NAIC’s “Solvency Modernization Initiative”, including regulatory review of companies’ risk management practices and analyses. At this time, we cannot predict with any degree of certainty what additional capital requirements, compliance costs or other burdens these requirements may impose on Prudential Financial or its subsidiaries.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which effects comprehensive changes to the regulation of financial services in the United States and will subject the Company, our parent and our affiliates to substantial additional federal regulation. Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, a process that is underway and expected to continue over the next few years. We cannot predict with any certainty the requirements of the regulations not yet adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact our business, credit or financial strength ratings, results of operations, cash flows or financial condition or advise or require us, Prudential Financial or other affiliates, to hold or raise additional capital. Key aspects we have identified to date of Dodd-Frank’s potential impact on the Company, our parent and our affiliates include:

•

If designated by the newly established Financial Stability Oversight Council (“Council”) as a systemically significant company, Prudential Financial would become subject to stricter prudential standards, including stricter requirements and limitations relating to risk-based capital, leverage, liquidity and credit exposure, as well as overall risk management requirements, management interlock prohibitions and a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress. Failure to meet defined measures of financial condition could result in substantial restrictions on Prudential Financial’s business and capital distributions. Prudential Financial would also become subject to stress tests to be promulgated by the Board of Governors of the Federal Reserve System (“FRB”) which could cause us to alter our business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of our financial strength. We cannot predict whether Prudential Financial or a subsidiary will be designated as a systemically significant company.

•

Until Prudential Financial’s intended deregistration as a savings and loan holding company in 2012 is effective, Prudential Financial is also subject as a savings and loan holding company to regulation by the FRB, which has authority, among other powers, to impose capital requirements on Prudential Financial as well as stress testing.

•

The Council could recommend new or heightened standards and safeguards for activities or practices Prudential Financial and other financial services companies engage in. We cannot predict whether any such recommendations will be made or their effect on our business, results of operations, cash flows or financial condition of Prudential Financial and its subsidiaries (including the Company).

•

Absent Prudential Financial’s intended conversion of our federal thrift to a trust-only operation, we would become subject to the “Volcker Rule” provisions of Dodd-Frank prohibiting, subject to the rule’s exceptions, “proprietary trading” and the sponsorship of, and investment in, funds (referred to in Dodd-Frank as hedge funds or private equity funds) that rely on certain exemptions from the Investment Company Act of 1940, as amended (collectively, “covered funds”). Absent Prudential Financial’s conversion to a trust-only bank, proposed regulations would require Prudential Financial and its subsidiaries (including the Company) to dispose of covered fund investments, significantly alter our business practices in these operations and/or diminish the attractiveness of our covered fund products to clients. In addition, actions taken by other financial entities in response to the Volcker Rule could potentially negatively affect the market for, returns from or liquidity of our investments in covered funds affiliated with such other financial entities.

•

Dodd-Frank creates a new framework for regulation of the over-the-counter (“OTC”) derivatives markets which could impact various activities of Prudential Global Funding (“PGF”), Prudential Financial and its insurance subsidiaries (including the Company), which use derivatives for various purposes (including hedging interest rate and equity market exposures). Final regulations adopted could substantially increase the cost of hedging and related operations, affect the profitability of our products or their attractiveness to our clients or cause us to alter our hedging strategy or implementation thereof or increase and/or change the composition of the risks we do not hedge.

•

Dodd-Frank establishes a Federal Insurance Office within the Department of the Treasury which performs various functions with respect to insurance and is required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increased national uniformity through either a federal charter or effective action by the states.

•

Until deregistration as a savings and loan holding company is effective, and thereafter if Prudential Financial is designated as a systemically significant company, the FRB could require Prudential Financial to legally separate its financial and non-financial activities. While Prudential Financial’s non-financial activities are minor, the imposition of such a requirement on us could be burdensome and costly to implement.

•

Title II of Dodd-Frank provides that a financial company such as Prudential Financial may be subject to a special orderly liquidation process outside the federal bankruptcy code, administered by the FDIC as receiver, upon a determination that the company is in default or in danger of default and presents a systemic risk to U.S. financial stability. We cannot predict how creditors of Prudential Financial or its insurance and non-insurance subsidiaries, including the holders of Prudential Financial debt, will evaluate this potential or whether it will impact our financing or hedging costs.

•	Dodd-Frank includes various securities law reforms that may affect our business practices and the liabilities and/or exposures associated therewith.

•	Dodd-Frank will and could impose various assessments on us, which we are unable to estimate at this time.

Changes in accounting requirements could negatively impact our reported results of operations and our reported financial position.

Accounting standards are continuously evolving and subject to change. For example, the SEC is considering requiring companies like Prudential Financial to report financial results in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board rather than U.S. GAAP. Regardless of whether the SEC requires IFRS, U.S. GAAP may undergo extensive changes as a result of current standard setting initiatives of the Financial Accounting Standards Board. These and other changes in accounting standards may impose special demands on issuers in areas such as corporate governance, internal controls and disclosure. Changes in accounting standards, or their interpretation, may negatively affect our reported results of operations and our reported financial condition.

Changes in U.S. federal, state or local income tax laws could make some of our products less attractive to consumers and increase our tax costs.

There is uncertainty regarding U.S. taxes both for individuals and corporations in light of the fact that many tax provisions recently enacted or extended began to sunset at the end of 2011. In addition, the recommendations made by the President’s bipartisan National Commission on Fiscal Responsibility and Reform and other deficit reduction panels suggest the need to reform the U.S. Tax Code. Congress has held a number of hearings devoted to tax reform. Some of those hearings have discussed lowering the tax rates and broadening the base by reducing or eliminating certain tax expenditures. Reducing or eliminating certain tax expenditures could make our products less attractive to customers. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on the Company and its products.

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

Current U.S. federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the death benefit paid under a life insurance contract. Congress from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities and insurance products, such as a reduction in income tax rates. Other legislative changes such as changes to the estate tax, also could reduce or eliminate the attractiveness of annuities and life insurance products to consumers.

For example, the estate tax was completely eliminated for the year 2010; however, certain carryover basis rules applied. The tax has been reinstated through 2012 with a $5 million per individual exemption, a 35% maximum rate and step up in basis rules. Estates of decedents who died in 2010 can choose between the rules that were in effect in 2010 or the new rules. On February 13, 2012, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals,” or Revenue Proposals. The Revenue Proposals include a provision that would make permanent a $3.5 million individual exemption and a 45% maximum estate tax rate. It is unclear what Congress will do after 2012. This uncertainty makes estate planning difficult and may impact sales of our products.

Congress, as well as state and local governments, also considers from time to time legislation that could increase the amount of corporate taxes we pay. For example, changes in the law relating to tax reserving methodologies for term life or universal life insurance policies with secondary guarantees or other products could result in higher current taxes.

The U.S. Treasury Department and the Internal Revenue Service have indicated that they intend to address through guidance the methodology to be followed in determining the dividends received deduction, or DRD, related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and the expected amount determined using the federal statutory tax rate of 35%. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase our actual tax expense and reduce our net income.

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

The products we sell have different tax characteristics, in some cases generating tax deductions. The level of profitability of certain of our products is significantly dependent on these characteristics and our ability to continue to generate taxable income, which is taken into consideration when pricing products and is a component of our capital management strategies. Accordingly, changes in tax law, our ability to generate taxable income, or other factors impacting the availability or value of the tax characteristics generated by our products, could impact product pricing and returns or require us to reduce our sales of these products or implement other actions that could be disruptive to our businesses. In addition, the adoption of “principles based” approaches for statutory reserves may lead to significant changes to the way tax reserves are determined and thus reduce future tax deductions.

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

Material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, are discussed under “Contingent Liabilities and Regulatory Matters” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. Our reserves for litigation and regulatory matters may prove to be inadequate. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial position.

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

The occurrence of natural or man-made disasters could adversely affect our operations, results of operations and financial condition.

The occurrence of natural disasters, including hurricanes, floods, earthquakes, tsunamis, tornadoes, fires, explosions, pandemic disease and man-made disasters, including acts of terrorism and military actions, could adversely affect our operations, results of operations or financial condition, including in the following respects:

•

Catastrophic loss of life due to natural or man-made disasters could cause us to pay benefits at higher levels and/or materially earlier than anticipated and could lead to unexpected changes in persistency rates.

•

A natural or man-made disaster could result in disruptions in our operations, losses in our investment portfolio or the failure of our counterparties to perform, or cause significant volatility in global financial markets.

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

Our policies, procedures and controls to monitor and manage risks, including hedging programs through which we and our affiliates utilize derivative financial instruments, may not be fully effective in achieving their purposes and may leave us exposed to unidentified and unanticipated risks. The Company and the reinsurance affiliate use models in its hedging programs and many other aspects of its operations, including but not limited to the estimation of actuarial reserves, the amortization of deferred acquisition costs, and the valuation of certain other assets and liabilities. These models rely on assumptions and projections that are inherently uncertain. Management of operational, legal and regulatory risks requires, among other things, policies, procedures and controls to record properly and verify a large number of transactions and events, and these policies, procedures and controls may not be fully effective.

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

Despite our implementation of a variety of security measures, our information technology and other systems could be subject to physical or electronic break-ins, unauthorized tampering or other security breaches, resulting in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to customers or in the misappropriation of our intellectual property or proprietary information.

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

Item 1B. Unresolved Staff Comments

None.

Item  2. Properties

Office space is provided by Prudential Insurance, as described in the Notes to the Financial Statements.

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

Item 4. Mine Safety Disclosures

Not Applicable.

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

Management’s narrative addresses the financial condition of Pruco Life Insurance Company of New Jersey as of December 31, 2011, compared with December 31, 2010, and its results of operations for the years ended December 31, 2011 and 2010.

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

Beginning in March 2010, Prudential Annuities Life Assurance Corporation (“PALAC”), an affiliate of the Company, ceased offering its existing variable annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product in Pruco Life Insurance Company of New Jersey. In general, the new product line offers the same optional living benefits and optional death benefits as offered by PALAC’s existing variable annuities. However, subject to applicable contractual provisions and administrative rules, PALAC will continue to accept subsequent purchase payments on in force contracts under existing annuity products. These initiatives were implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. In addition, by limiting its variable annuity offerings to a single product line sold through the Company (and its parent) the Prudential Annuities business unit of Prudential Financial expects to convey a more focused, cohesive image in the marketplace.

Industry Trends

Our businesses are impacted by financial markets, economic conditions, regulatory oversight, and a variety of trends that affect the industries where we compete.

Financial and Economic Environment. Our businesses and results of operations are impacted by general economic and market conditions and are sensitive to the pace of and extent of changes in changes in equity markets and interest rates, as well as the changes in behavior of individuals and institutions that these changes in economic and market conditions may cause. Recent years have been affected by adverse global market conditions, and uncertainty continues to be a factor in the market environment. This uncertainty, particularly in the equity markets, has led to, among other things, increased demand for guaranteed retirement income solutions.

Volatile conditions continue to characterize the overall financial markets. The low interest rate environment we have experienced in recent years has impacted the profitability of certain products we offer as well as returns on the investment portfolio backing our insurance liabilities.

Regulatory Environment. Our businesses are subject to comprehensive regulation and supervision. The financial market dislocations we have experienced have produced, and are expected to continue to produce, extensive changes in existing laws and regulations, and regulatory frameworks applicable to our businesses. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act signed into law on July 21, 2010 made comprehensive changes to the regulation of financial services in the U.S. and subjects us to substantial additional federal regulation. In addition, state insurance laws regulate all aspects of our businesses and our insurance products are substantially affected by federal and state tax laws. Insurance regulators have begun to implement significant changes in the way in which industry participants must determine statutory reserves and statutory capital, particularly for products with embedded options and guarantees such as variable annuities, and are considering further potentially significant changes in these requirements for life insurance products. In addition, there is general uncertainty regarding U.S. taxes both for individuals and corporations in light of the fact that many tax provisions recently enacted or extended will sunset by the end of 2012. In addition, the recommendations made by the President’s bipartisan National Commission on Fiscal Responsibility and Reform and other deficit reduction panels suggest the need to reform the U.S. Tax Code. Congress has held a number of hearings devoted to tax reform. Some of those hearings have discussed lowering the tax rates and broadening the base by reducing or eliminating certain tax expenditures. Reducing or eliminating certain tax expenditures could make our products less attractive to customers. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on the Company and its products.

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

Competitive Environment . Our annuities business operates in a highly competitive environment. Market volatility in recent years led many companies within the industry to reduce risk in product features and increase costs. However, in 2011, certain of our competitors became more aggressive in product design and pricing, while we implemented modifications to scale back benefits and increase pricing for certain product features. In spite of this, we believe our current product offerings remain competitively positioned and that our differentiated risk management strategies will continue to provide us with an attractive risk and profitability profile. All of our new variable annuity sales, as well as a significant portion of our in force business, where an optional living benefit has been elected, include an asset transfer feature, which is a feature that is valued in the variable annuity market. As a result of the launch of the Company’s new product line in March 2010, an affiliated company, PALAC ceased selling variable annuity products. In general, the new product line offers the same optional living benefits and optional death benefits as offered by the Company’s existing variable annuities

The individual life market is mature and, due to the large number of competitors, competition is driven mainly by price and service. The economy has exacerbated pressure on pricing, creating an even greater challenge of maintaining pricing discipline. This has limited growth of our individual life sales, in an industry which has shifted toward non-proprietary distribution channels, which are more price sensitive than proprietary distribution channels.

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

Profitability

The Company’s profitability depends principally on its ability and Prudential Insurance’s ability to price and manage risk on insurance and annuity products, to attract and retain customer assets, and to manage expenses. Specific drivers of our profitability include:

•	our ability to manufacture and distribute products and services and to introduce new products that gain market acceptance on a timely basis;

•

our ability to price our insurance and annuity products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring customers and administering those products;

•	our mortality and morbidity experience on individual life insurance and annuity products, including the extent and cost of reinsurance, which can fluctuate significantly from period to period;

•

our actual policyholder behavior experience, including persistency, and benefit utilization and withdrawal rates for our variable annuity contracts, which could deviate significantly from our pricing assumptions;

•	our persistency experience, which affects our ability to recover the cost of acquiring new business over the lives of the contracts;

•	our cost of administering insurance contracts and providing asset management products and services;

•	our ability to manage and control our operating expenses, including overhead expenses;

•	our returns on invested assets, including the impact of credit losses, net of the amounts we credit to policyholders’ accounts;

•	our assumptions with respect to rates of return;

•	the amount of our assets under management and changes in their fair value, which affect the amount of asset administration fees we receive;

•

our ability to generate favorable investment results through asset/liability management and strategic and tactical asset allocation; and where available and appropriate, our ability to take timely crediting rate actions to maintain investment spread margins;

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

The following sections discuss the accounting policies applied in preparing our financial statements that management believes are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments.

Deferred Policy Acquisition and Other Costs

We capitalize costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts. These costs primarily include commissions, costs of policy issuance and underwriting, and variable field office expenses that are incurred in producing new business. See Note 2 to the Financial Statements for a discussion of the new authoritative guidance adopted effective January 1, 2012, regarding which costs relating to the acquisition of new or renewal contracts qualify for deferral. We also defer costs associated with sales inducements related to our variable and fixed annuity contracts. Sales inducements are amounts that are credited to the policyholder’s account balance as an inducement to purchase the contract. For additional information about sales inducements, see Note 7 to the Financial Statements. We amortize these deferred policy acquisition costs, or DAC, and deferred sales inducements, or DSI, over the expected lives of the contracts, based on our estimates of the level and timing of gross profits or gross premiums, depending on the type of contract. As described in more detail below, in calculating DAC and DSI amortization we are required to make assumptions about investment returns, mortality, persistency, and other items that impact our estimates of the level and timing of gross profits or gross premiums. As of December 31, 2011, DAC for life products was $202 million and DAC for our annuity products was $159 million. As of December 31, 2011, DSI was $48 million, related entirely to our annuity products.

Amortization methodologies

DAC associated with term life policies is amortized in proportion to gross premiums. We evaluate the recoverability of our DAC related to these policies as part of our premium deficiency testing. If a premium deficiency exists, we reduce DAC by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the DAC balance, we reduce the DAC balance to zero and increase the reserve for future policy benefits by the excess, by means of a charge to current period earnings. Generally, we do not expect significant deterioration in future experience, and therefore do not expect significant writedowns to the related DAC.

DAC and DSI associated with the variable and universal life policies and the variable and fixed annuity contracts is amortized over the expected life of these policies in proportion to total gross profits. DAC and DSI are also subject to recoverability testing which we perform at the end of each reporting period to ensure that each balance does not exceed the present value of estimated gross profits. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and the cost related to our guaranteed minimum death and guaranteed minimum income benefits. In addition, in calculating gross profits, we include the profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 13 to the Consolidated Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. For a further discussion of the amortization of DAC and DSI, see “—Results of Operations.”

Total gross profits include both actual experience and estimates of gross profits for future periods. We regularly evaluate and adjust the related DAC and DSI balances with a corresponding charge or credit to current period earnings for the effects of our actual gross profits and changes in our assumptions regarding estimated future gross profits. Adjustments to the DAC and DSI balances include the impact to our estimate of total gross profits of the annual review of assumptions, our quarterly adjustments for current period experience and our quarterly adjustments for market performance. Each of these adjustments is further discussed below in “Annual assumptions review and quarterly adjustments.”

In addition to the gross profit components mentioned above, we also include the impact of the embedded derivatives associated with certain of the optional living benefit features of our variable annuity contracts and related hedging activities in actual gross profits used as the basis for calculating current period amortization, including any impacts that are recorded in the reinsurance affiliate. Prior to the third quarter of 2010, we also included the impact of these embedded derivatives and related hedging activities, excluding the impact of the market-perceived risk of the non-performance of the Company’s reinsurance affiliate, in our estimate of total gross profits used to determine the DAC and DSI amortization rates. In the third quarter of 2010, the hedging strategy of the Company and our reinsurance affiliate was revised, which resulted in a change in how certain gross profit components are used to determine the DAC and DSI amortization rates. Prior to the third quarter of 2010 the hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by U.S. GAAP, excluding the impact of the market-perceived risk of the non-performance of the reinsurance affiliate, with capital market derivatives. Under the current hedging strategy, the hedge target continues to be grounded in a U.S. GAAP/capital markets valuation framework but incorporates two modifications to the U.S. GAAP valuation assumptions. A credit spread is added to the U.S. GAAP risk-free rate of return assumption used to estimate future growth of bond investments in the customer separate account funds to account for the fact that the underlying customer separate account funds which support these living benefits are invested in assets that contain risk. The volatility assumption is also adjusted to remove certain risk margins embedded in the valuation technique used to determine the fair value of the embedded derivative liability under U.S. GAAP, as the Company and the reinsurance affiliate believe the increase in the liability driven by these margins is temporary and does not reflect the economic value of the liability. For further discussion on the change in the hedging strategy refer to “Item 1 – Business - Products.”

As mentioned above, this change in the hedging strategy also led to a change in the components included in our estimate of total gross profits used to determine the DAC and DSI amortization rates. Beginning in the third quarter of 2010, management’s best estimate of the total gross profits associated with these optional living benefit features and related hedge positions is based on the updated hedge target definition as described above. However, total gross profits for these purposes includes the difference between the change in the value of the hedge target liability and the change in the asset value only to the extent this net amount is determined by management to be other-than-temporary, as well as the impact of assumption updates on the valuation of the hedge target liability. The determination of whether the difference between the change in the value of the hedge target liability and the change in the asset value is other-than-temporary is based on an evaluation of the effectiveness of the hedge program. Management generally expects differences between the change in the value of the hedge target liability and the change in the asset value to be temporary and to reverse over time. Such differences would not be included in total gross profits for purposes of determining the amortization rates. However, based on the effectiveness of the hedge program, management may determine that the difference between the value of the hedge target liability and the asset value is other-than-temporary and would include that amount in our best estimate of total gross profits for setting the DAC and DSI amortization rates.

Management may also decide to temporarily hedge to an amount that differs from the hedge target definition, given overall capital considerations of our ultimate parent Company, Prudential Financial Inc. and its subsidiaries, and prevailing market conditions. The impact from temporarily hedging to an amount that differs from the hedge target definition, as well as the results of the capital hedge program we began in the second quarter of 2009 and modified in 2010, are not considered in calculating total gross profits used to determine amortization rates nor included in actual gross profits used in calculating current period amortization as these items are related to capital considerations and are not directly related to product profits.

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

The quarterly adjustments for market performance referred to above reflect the impact of changes to our estimate of total gross profits to reflect actual fund performance. A significant portion of gross profits for our variable annuity contracts are dependent upon the total rate of return on assets held in separate account investment options. This rate of return influences the fees we earn, costs we incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts, as well as other sources of profit. Returns that are higher than our expectations for a given period produce higher than expected account balances, which increase the fees we earn and decrease the costs we incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts. The impact of increased fees results in higher expected future gross profits and lower DAC and DSI amortization for the period. The opposite occurs when returns are lower than our expectations. The changes in future expected gross profits are used to recognize a cumulative adjustment to all prior periods’ amortization.

The near-term future rate of return assumptions used in evaluating DAC and DSI are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over the next four years (the “near term”) so that the assets are projected to grow at the long-term expected rate of return for the entire period. Unless there is a sustained interim deviation, our long-term expected rate of return assumptions are generally not impacted by short-term market fluctuations. If the “near term” projected future rate of return is greater than our “near-term” maximum future rate of return, we use our maximum future rate of return. The following table sets forth the weighted average rate of return assumptions, per annum, for our domestic variable annuity and variable life insurance businesses as of December 31, 2011.

	Variable Annuities	Variable Life Insurance
Long-term equity expected rate of return	9.2%	9.2%
Fixed income expected rate of return (1)	4.5%	5.7%
Long-term blended expected rate of return(2)	7.5%	7.7%
Near-term maximum equity rate of return	13.0%	13.0%
Fixed income expected rate of return(1)	4.5%	5.7%
Blended maximum expected rate of return (2)	9.9%	9.8%
Near-term mean reversion blended rate of return	9.4%	9.3%

(1)	Fixed income expected rate of return for our variable annuities business is a levelized rate, blending current rates and long-term expected returns. Fixed income expected rate of return for our variable life insurance business is the long-term expected return, as a blend does not materially affect results due to the long duration of the liability.
(2)	Blend is based on the long-term expected distribution of funds between equity and fixed income funds.

The weighted average rate of return assumptions described above are determined independently for variable annuities and variable life insurance and consider many factors specific to each business, including actual rates of return, liability durations, asset allocations and other factors. We update the rates of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits. The new required rate of amortization is also applied prospectively to future gross profits in calculating amortization in future periods.

Sensitivity

Annuity Products

For variable annuity contracts, DAC and DSI are sensitive to changes in our future rate of return assumptions due primarily to the significant portion of gross profits that is dependent upon the total rate of return on assets held in separate account investment options, and the shorter average life of the contracts.

The following table provides a demonstration of the sensitivity of each of these balances relative to our future rate of return assumptions by quantifying the adjustments to each balance that would be required assuming both an increase and decrease in our future rate of return by 100 basis points. The sensitivity includes an increase and decrease of 100 basis points to both the near-term future rate of return assumptions used over the next four years, and the long-term expected rate of return used thereafter. While the information below is for illustrative purposes only and does not reflect our expectations regarding future rate of return assumptions, it is a near-term, reasonably likely hypothetical change that illustrates the potential impact of such a change. This information considers only the direct effect of changes in our future rate of return on the DAC and DSI balances and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of DAC and DSI. Further, this information does not reflect changes in reserves, such as the reserves for the guaranteed minimum death and optional living benefit features of our variable annuity products, or the impact that changes in such reserves may have on the DAC and DSI balance.

	December 31, 2011
	Increase/ (Reduction) in DAC	Increase/ (Reduction) in DSI
	(in millions)
Increase in future rate of return by 100 basis points	$2	$$1
Decrease in future rate of return by 100 basis points	$(2)	$(1)

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

The DAC balance associated with the variable and universal life policies as of December 31, 2011 was $202 million. The following table provides a demonstration of the sensitivity of that DAC balance relative to our future mortality assumptions by quantifying the adjustments that would be required, assuming both an increase and decrease in our future mortality rate by 1%. While the information below is for illustrative purposes only and does not reflect our expectations regarding future mortality assumptions, it is a near-term, reasonably likely hypothetical change that illustrates the potential impact of such a change. This information considers only the direct effect of changes in our mortality assumptions on the DAC balance and not changes in any other assumptions such as persistency, future rate of return, or expenses included in our evaluation of DAC, and does not reflect changes in reserves, such as the unearned revenue reserve, which would partially offset the adjustments to the DAC balance reflected below.

December 31, 2011
Increase/ (Reduction) in DAC
(in millions)
Decrease in future mortality by 1%	$2
Increase in future mortality by 1%	$(2)

See “Results of Operations” for a discussion of the impact of DAC and DSI amortization on our results of the life and annuities products.

Valuation of Investments, Including Derivatives, and the Recognition of Other-than-Temporary Impairments

Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, equity securities, other invested assets and derivative financial instruments. Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities. Derivative financial instruments we generally use include swaps, futures, forwards and options. We are also party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. Management believes the following accounting policies related to investments, including derivatives, are most dependent on the application of estimates and assumptions. Each of these policies is discussed further within other relevant disclosures related to the investments and derivatives, as referenced below.

•	Valuation of investments, including derivatives

•	Recognition of other-than-temporary impairments

•	Determination of the valuation allowance for losses on commercial mortgage and other loans

We present our investments classified as available for sale, including fixed maturity and equity securities, our investments classified as trading, our derivatives, and our embedded derivatives at fair value in the statements of financial position. For additional information regarding the key estimates and assumptions surrounding the determination of fair value of fixed maturity and equity securities, as well as derivative instruments, embedded derivatives and other investments, see Note 10 to the Financial Statements.

For our investments classified as available-for-sale, the impact of changes in fair value is recorded as an unrealized gain or loss in “Accumulated other comprehensive income (loss), net,” a separate component of equity. For our investments classified as trading, the impact of changes in fair value is recorded within “Other income.” In addition, investments classified as available-for-sale, are subject to impairment reviews to identify when a decline in value is other-than-temporary. For a discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording other-than-temporary impairments of fixed maturity and equity securities, see Note 2 to the Financial Statements.

Commercial mortgage and other loans are carried primarily at unpaid principal balances, net of unamortized deferred loan origination fees and expenses and unamortized premiums or discounts and a valuation allowance for losses. For a discussion of our policies regarding the valuation allowance for commercial mortgage and other loans see Note 2 to the Financial Statements.

Policyholder Liabilities

Future Policy Benefit Reserves

The future policy benefit reserves relate primarily to term life products and are determined in accordance with U.S. GAAP as the present value of expected future benefits to or on behalf of policyholders less the present value of future net premiums, which are discussed more fully in Note 7 to the Consolidated Financial Statements. The expected future benefits are determined using assumptions as to mortality and lapse. Reserve assumptions are based on best estimate assumptions as of the date the policy is issued with provisions for the risk of adverse deviation. After our reserves are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If gross premium reserves determined based on these best estimate assumptions are greater than the net U.S. GAAP liabilities (i.e., reserves net of any DAC asset), the existing net U.S. GAAP liabilities are adjusted to the greater amount, first writing down DAC and then increasing reserves if needed. Mortality assumptions are generally based on the Company’s historical experience or standard industry tables, as applicable; our expense assumptions are based on current levels of maintenance costs, adjusted for the effects of inflation; and our interest rate assumptions are based on current and expected net investment returns. Unless a material change in mortality experience is observed in an interim period that we feel is indicative of a long term trend, we generally update our mortality assumptions annually in the third quarter of each year. Generally, we do not expect our mortality trends to change significantly in the short-term and to the extent these trends may change we expect such changes to be gradual over the long-term.

Future policy benefits also include reserves for guaranteed minimum death benefits (“GMDBs”) and optional living benefit features related to our variable annuity products. The optional living benefits are primarily accounted for as embedded derivatives, with fair values calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. For additional information regarding the valuation of these optional living benefit features see Note 10 to the Financial Statements.

In establishing reserves for GMDBs, guaranteed minimum income benefits (“GMIBs”), and optional living benefits related to variable annuity contracts, we must make estimates and assumptions about the timing of annuitization, contract lapses and contractholder mortality, as well as interest rates and equity market returns. Assumptions relating to contractholder behavior, such as the timing of annuitization and contract lapses, are based on our experience by contract group, and vary by product type and year of issuance. Our dynamic lapse rate assumption applies a different lapse rate on a contract by contract basis based on a comparison of the GMDB or GMIB and the current policyholder account value as well as other factors such as the applicability of any surrender charges. In-the-money contracts are those with a GMDB or GMIB in excess of the current policyholder account value. Since in-the-money contracts are less likely to lapse, we apply a lower lapse rate assumption to these contracts. As an example, the lapse rate assumptions for contracts that are not in-the-money and out of their surrender charge period average between 7% and 15% per year, and the lapse rate assumptions for contracts that are in-the-money and out of their surrender charge period average between 0% and 15% per year. Mortality assumptions are generally based on our historical experience or standard industry tables, and also vary by contract group. Unless a material change in contractholder behavior or mortality experience that we feel is indicative of a long term trend is observed in an interim period, we generally update assumptions related to contractholder behavior and mortality in the third quarter of each year by considering recent company experience compared to the expected amounts. Over the last several years, the Company’s most significant assumption updates that have resulted in changes to our reserves for the GMDBs and GMIBs have been related to lapse experience and other contractholder behavior assumptions and revisions to expected future rates of returns on investments. The Company expects these assumptions to be the ones most likely to cause significant changes in the future. Changes in these assumptions can be offsetting and can also impact our DAC and other balances as discussed above. Generally, we do not expect our actual mortality trends to change significantly in the short-term, and to the extent these trends may change we expect such changes to be gradual over the long-term.

The future rate of return assumptions used in establishing reserves for GMDBs and GMIBs related to variable annuity contracts are derived using a reversion to the mean approach, a common industry practice. For additional information regarding our future expected rate of return assumptions and our reversion to the mean approach see, “—Deferred Policy Acquisition and Other Costs.” The following table provides a demonstration of the sensitivity of the reserves for GMDBs and GMIBs related to variable annuity contracts relative to our future rate of return assumptions by quantifying the adjustments to these reserves that would be required assuming both a 100 basis point increase and decrease in our future rate of return. The sensitivity includes an increase and decrease of 100 basis points to both the near-term future rate of return assumptions used over the next four years, and the long-term expected rate of return used thereafter. While the information below is for illustrative purposes only and does not reflect our expectations regarding future rate of return assumptions, it is a near-term, reasonably likely change that illustrates the potential impact of such a change. This information considers only the direct effect of changes in our future rate of return on operating results due to the change in the reserve balance and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of the reserves, or any changes on DAC or other balances, discussed above in “—Deferred Policy Acquisition and Other Costs.”

December 31, 2011
Increase/(Reduction) in GMDB/GMIB Reserves
(in millions)
Decrease in future rate of return by 100 basis points	$1
Increase in future rate of return by 100 basis points	$(1)

Unearned revenue reserves for variable and universal life contracts

Our unearned revenue reserve, or URR, reported as a component of “Policyholders’ account balances,” is $84 million as of December 31, 2011. This reserve primarily relates to variable and universal life products and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and amortized over the expected lives of the contracts in proportion to the products’ estimated gross profits, similar to DAC as discussed above.

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

December 31, 2011
Increase/(Reduction) in URR
(in millions)
Decrease in future mortality by 1%	$1
Increase in future mortality by 1%	$(1)

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

Tax regulations require items to be included in the tax return at different times from when the items are reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements is different than the actual rate applied on the tax return. Some of these differences are permanent such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as valuation of insurance reserves. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years for which we have already recorded the tax benefit in our income statement. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred, or expenditures for which we have already taken a deduction in our tax return but have not yet been recognized in our financial statements.

The application of U.S. GAAP requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance if necessary to reduce our deferred tax assets to an amount that is more likely than not to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance we consider many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) in which tax jurisdictions they were generated and the timing of their reversal; (4) taxable income in prior carryback years as well as projected taxable earnings exclusive of reversing temporary differences and carryforwards; (5) the length of time that carryovers can be utilized in the various taxing jurisdictions; (6) any unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that we would employ to avoid a tax benefit from expiring unused. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized.

An increase or decrease in our effective tax rate by one percent would have resulted in an increase or decrease in consolidated income from continuing operations in 2011 of $1.1 million.

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

Our liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the IRS or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. The Federal statute of limitations for the 2002 tax year expired on April 30, 2009. The Federal statute of limitations for the 2003 tax year expired on July 31, 2009. The Federal statute of limitations for the 2004 through 2007 tax years will expire in June 2012, unless extended. Tax years 2008 through 2010 are still open for IRS examination. See Note 9 to the Consolidated Financial Statements for a discussion of the impact in 2009 and 2011 of changes to our total unrecognized tax benefits related to tax years for which the statute of limitations has expired. We do not anticipate any significant changes within the next 12 months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

Reserves for contingencies

A contingency is an existing condition that involves a degree of uncertainty that will ultimately be resolved upon the occurrence of future events. Under U.S. GAAP, reserves for contingencies are required to be established when the future event is probable and its impact can be reasonably estimated, such as in connection with an unresolved legal matter. The initial reserve reflects management’s best estimate of the probable cost of ultimate resolution of the matter and is revised accordingly as facts and circumstances change and, ultimately, when the matter is brought to closure.

Adoption of New Accounting Pronouncements

See Note 2 to the Financial Statements for a discussion of recently adopted accounting pronouncements

Future Adoption of New Accounting Pronouncements

In October 2010, the FASB issued authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The Company adopted this guidance effective January 1, 2012, and will apply the retrospective method of adoption. Accordingly, upon adoption, “Deferred policy acquisition costs” will be reduced with a corresponding reduction, net of taxes, to “Retained earnings” (and “Total equity”), as a result of acquisition costs previously deferred that are not eligible for deferral under the amended guidance. The Company estimates if the amended guidance were adopted as of December 31, 2011, retrospective adoption would reduce “Deferred policy acquisition costs” by approximately $80 million to $100 million, and reduce “Total equity” by approximately $55 million to $65 million. Subsequent to the adoption of the guidance, the lower level of costs qualifying for deferral may be only partially offset by a lower level of amortization of “Deferred policy acquisition costs” and, as such, may initially result in lower earnings in future periods due to lower deferrals of wholesaler costs associated with annual sales. While the adoption of this amended guidance changes the timing of when certain costs are reflected in the Company’s results of operations it has no effect on the total acquisition costs to be recognized over time and will have no impact on the Company’s cash flows.

See Note 2 to our Consolidated Financial Statements for a complete discussion of newly issued accounting pronouncements, including further discussion of the new authoritative guidance addressing which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral.

The Company’s Changes in Financial Position and Results of Operations are described below.

1.	Changes in Financial Position

2011 to 2010 Annual Comparison

Total assets increased $1,457 million, from $7,462 million at December 31, 2010 to $8,919 million at December 31, 2011. Separate account assets increased $1,220 million, from $5,038 million at December 31, 2010 to $6,258 million at December 31, 2011, primarily driven by positive net flows from new business sales.

Total investments increased by $211 million from $1,449 million at December 31, 2010 to $1.660 billion at December 31, 2011. This increase was primarily driven by customer deposits within the general account due to continued growth of the universal life in force and reinvestment of investment income.

Reinsurance recoverables increased by $103 million from $420 million at December 31, 2010 to $523 million at December 31, 2011 primarily driven by continued growth in the reinsured term life in force and a new reinsurance agreement in 2011 related to variable annuity living benefits. See Note 13 for further detail on these agreements.

Partially offsetting the increases are decreases in deferred policy acquisition costs (“DAC”) of $12 million from $366 million at December 31, 2010 to $354 million at December 31, 2011. The decrease is primarily driven by the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, held in the reinsurance affiliate, offset by capitalization of commissions related to new business.

Total liabilities increased by $1,463 million, from $6,835 million at December 31, 2010 to $8,298 million at December 31, 2011, primarily due to an increase in separate account liabilities of $1.220 billion, offsetting the increase in separate account assets described above. Future policy benefits and other policyholder liabilities increased by $189 million, from $503 million at December 31, 2010 to $692 million at December 31, 2011, primarily driven by the impact of the mark-to-market in the liability for variable annuity living benefit embedded derivatives due to an increase in the present value of future expected benefit payments primarily driven by lower interest rates and continued growth in term in force. Policyholder account balances increased $79 million, from $1,054 million at December 31, 2010 to $1,133 million at December 31, 2011. The increase includes the impact of continued universal life customer deposits arising from business growth and variable life transfers from the separate accounts to the general account.

2.	Results of Operations

2011 to 2010 Annual Comparison

	Year Ended December 31,
	2011	2010
	(in thousands)
Operating results:
Revenues:
Annuity Products	$(28,754)	$103,147
Life Products and Other	149,886	115,089

	$121,132	$218,236

Benefits and expenses:
Annuity Products	$149,757	$32,932
Life Products and Other	80,577	43,817

	$230,334	$76,749

Income (loss) from Operations before Income Taxes
Annuity Products	$(178,511)	$70,215
Life Products and Other	69,309	71,272

	$(109,202)	$141,487

Annuity Products

Income (Loss) from Operations before Income Taxes

2011 to 2010 Annual Comparison. Income (loss) from operations before income taxes decreased $249 million from income of $70 million in 2010 to a loss of $179 million in 2011. The primary driver of this decrease was net mark-to-market losses in 2011 related to the embedded derivatives associated with our non-reinsured living benefit features due to unfavorable market performance and a loss on the reinsurance of living benefits ceded to the reinsurance affiliate, effective in 2011. Also contributing to this decrease was higher amortization of deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) related to the impact of the mark-to-market of the reinsured and non-reinsured liability for living benefit embedded derivatives and related hedge positions, held in the reinsurance affiliate, as discussed in more detail below. Another contributor to the decrease was an unfavorable variance related to adjustments to the amortization of DAC and DSI, and in the reserves for the guaranteed minimum death (“GMDB”) and income benefit (“GMIB”) features of our variable annuity products, primarily driven by the impact to the estimated profitability of the business of quarterly adjustments to reflect current period market performance and experience, as well as the impact of annual reviews and updates of the assumptions used in estimating the profitability of our business. Results for both years include the impact of these items which are discussed in more detail below.

We amortize DAC and DSI over the expected lives of the contracts based on the level and timing of gross profits on the underlying Annuity products. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial, Inc. (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, Inc. including reinsurance agreements, as discussed in Note 13 to the Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces an amortization pattern representative of the economics of the products.

As mentioned above, included in the unfavorable variance from higher amortization of DAC and DSI, was higher amortization of $88 million related to the impact of the mark-to-market of the reinsured and non-reinsured liability for living benefit embedded derivatives and related hedge positions held in our reinsurance affiliate. This impact primarily relates to changes in the valuation of the living benefit liabilities in 2011 related to Non-performance risk (“NPR”) gains, which we and the reinsurance affiliate believe to be non-economic, and choose not to hedge, as discussed above, partially offset by the losses driven by the difference between the change in the fair value of the hedge target liability and the change in the fair value of the hedge assets in the reinsurance affiliate due to significant capital markets volatility in 2011.

To reflect NPR in the valuation of the embedded derivative liabilities, we incorporate an additional spread over LIBOR into the discount rate used in the valuation. Positive NPR adjustments were primarily driven by a higher base of embedded derivative liabilities. Significant declines in risk-free interest rates and the impact of account value performance drove increases in the embedded derivative liability base in 2011. The NPR gains in the reinsurance affiliate were larger in 2011 compared to 2010 resulting in an unfavorable variance from higher DAC and DSI amortization.

As shown in the following table, the loss from operations for 2011 included $7 million of net charges from adjustments to the amortization of DAC/ DSI and the reserves for the GMDB/GMIB features of our variable annuity products, compared to $8 million of benefits included in income from operations in 2010.

	Year Ended December 31, 2011			Year Ended December 31, 2010
	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total
	(in thousands)
Quarterly market performance adjustment	$(4,084)	$(1,128)	$(5,212)	$1,210	$73	$1,283
Annual review / assumption updates	(1,445)	984	(461)	2,927	99	3,026
Quarterly adjustment for current period experience and other updates (3)	(2,010)	277	(1,733)	1,673	1,521	3,194

Total	$(7,539)	$133	$(7,406)	$5,810	$1,693	$7,503

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC and DSI.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the GMDB / GMIB, features of our variable annuity products.
(3)	Represents the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as updates for current and future expected claims costs associated with the GMDB/GMIB features of our variable annuity products.

The $5 million of charges and $1 million of benefits in 2011 and 2010, respectively, relating to the quarterly market performance adjustments shown in the table above are attributable to changes to our estimate of total gross profits to reflect actual fund performance. The following table shows the actual quarterly rates of return on variable annuity account values compared to our previously expected quarterly rates of return used in our estimate of total gross profits for the periods indicated.

	2011				2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Actual rate of return	3.4%	0.8%	(10.2)%	4.6%	3.3%	(5.9)%	7.7%	5.8%
Expected rate of return	1.8%	1.8%	1.9%	2.3%	2.0%	2.0%	2.1%	2.0%

Overall lower than expected returns in 2011 decreased our estimate of total gross profits used as a basis for amortizing DAC/DSI and increased our estimate of future expected claims costs associated with the GMDB and GMIB features of our variable annuity products, by establishing a new, lower starting point for the variable annuity account values used in estimating those items for future periods. This change results in a higher required rate of amortization and higher required reserve provisions, which are applied to all prior periods. The resulting cumulative adjustment to prior amortization and reserve provisions are recognized in the current period. Overall higher than expected returns in 2010 had opposite impacts.

As discussed and shown in the table above, results for both periods include the impact of the annual reviews performed in the third quarter of the assumptions used in the reserves for the GMDB and GMIB features of our variable annuity products and in our estimate of total gross profits used as a basis for amortizing DAC/DSI. The third quarter of 2011 included $0.5 million of charges from these annual reviews, primarily related to a reduction of the weighted average future fixed rate of return assumption to 4.5% partially offset by a reduction of the assumption of the percentage of contracts with a GMIB feature that will annuitize based on the guaranteed value. The reduction in the weighted average future fixed rate of return assumption was driven by a refinement to our rate-setting methodology to reflect a lower interest rate assumption for the next five years to reflect current market conditions, and use the long-term assumed rate thereafter in determining the blended future fixed rate of return. The third quarter of 2010 included $3 million of benefits from these annual reviews, primarily related to reductions in lapse rate assumptions and more favorable assumptions relating to fee income.

For a further discussion of the assumptions, including our current near-term and long-term projected rates of return, used in estimating total gross profits used as the basis for amortizing DAC/DSI, and for estimating future expected claims costs associated with the GMDB and GMIB features of our variable annuity products, see “—Accounting Policies and Pronouncements—Application of Critical Accounting Estimates.”

The $2 million charge for 2011 and the $3 million benefit for 2010 shown in the table above reflect the quarterly adjustments for current period experience, also referred to as experience true-up adjustments. The experience true-up adjustments for 2011 include an increase in the amortization of DAC/DSI primarily driven by the determination that the difference in the change of the fair value of the hedge target liability and the change in the fair value of the hedge assets in the reinsurance affiliate was other-than-temporary, resulting in its inclusion in our best estimate of total gross profits used for setting amortization rates. The experience true-up adjustments for 2010 include a reduction in the amortization of DAC/DSI driven by higher than expected gross profits primarily from higher than expected fee income. The unfavorable variance related to the adjustment to the GMDB/GMIB reserves was primarily driven by differences in actual lapse experience and contract guarantee claim costs in 2010 compared to 2011.

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

Revenues

2011 to 2010 Annual Comparison.

Revenues decreased $132 million from $103 million in 2010 to contra revenue of $29 million in 2011.

Net realized investment gains (losses) decreased $169 million from a benefit of $49 million in 2010, to a a loss of $120 million in 2011, primarily driven by an unfavorable variance due to mark-to-market losses related to the embedded derivatives associated with our non-reinsured living benefit features and related hedges, held in the reinsurance affiliate, due to unfavorable market performance in 2011 and a loss on the living benefits to our reinsurance affiliate effective in 2011.

Offsetting the decrease was an increase in policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on policyholders’ fund balances of $33 million from $31 million in 2010 to $64 million in 2011. The increase was primarily driven by higher average variable annuity account values invested in separate accounts due to positive net flows and favorable markets. Asset administration fees increased by $10 million from $6 million in 2010 to $16 million in 2011, primarily due to higher separate account asset balances, as discussed above.

Benefits and Expenses

2011 to 2010 Annual Comparison.

Benefits and expenses increased $117 million from $33 million in 2010 to $150 million in 2011.

Amortization of DAC increased by $84 million, from $2 million in 2010 to $85 million in 2011, primarily due to higher DAC amortization related to the impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions held in the reinsurance affiliate and the impact of our quarterly adjustments to reflect current period experience and market performance, as well as the annual assumption update, as discussed above.

Interest credited to policyholders’ account balances increased $24 million, from $11 million in 2010 to $35 million in 2011, primarily due to higher DSI amortization related to the impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions held in the reinsurance affiliate and the impact of our quarterly adjustments to reflect current period experience and market performance, as well as the annual assumption update, as discussed above.

General and administrative expenses, net of capitalization, increased $7 million, from $19 million in 2010 to $27 million in 2011, primarily due to higher costs to support business growth.

Life Products and Other

Income from Operations before Income Taxes

2011 to 2010 Annual Comparison. Income from Operations before Income Taxes decreased $2 million from $71 million in 2010 to $69 million in 2011. Results for 2011 benefited from lower amortization of deferred policy acquisition costs net of unearned revenue reserves partially offset by an increase in reserves for the guaranteed minimum death benefit feature in certain contracts, reflecting updates of our actuarial assumptions based on an annual review. The annual reviews update assumptions used in our estimate of total gross profits which forms the basis for amortizing deferred policy acquisition costs and unearned revenue reserves, as well as the reserve for the guaranteed minimum death benefit feature in certain contracts. Results for 2011 included a $3 million benefit from the annual review, primarily reflecting improved mortality assumptions based on experience. Results for 2010 included a $7 million benefit from the annual review, primarily reflecting methodology refinements related to the treatment of certain investment income in our assumptions, as well as improved future mortality expectations. This decrease also includes a $1 million adjustment arising from the correction of an understatement of deferred reinsurance expense allowances related to affiliated reinsurance of our term business.

Revenues

2011 to 2010 Annual Comparison. Revenues of $150 million in 2011 increased $35 million, from $115 million in 2010. Policy charges and fee income, consisting primarily of mortality and expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, increased $28 million from $22 million for 2010 to $50 million for 2011 including a $5 million lower increase in unearned revenue reserves due to the annual reviews of assumptions. Excluding this item, policy charges and fee income increased $23 million reflecting the impact of amending certain affiliated reinsurance treaties in 2010 to change settlement modes from monthly to annual which resulted in an increase in policy charges ceded to affiliated reinsurers in 2010, higher policy charges due to continued universal life sales and in force growth, and an increase in current period amortization of unearned revenue reserves due to changes in our estimates of total gross profits reflecting the impact of less favorable market conditions on separate account fund performance in 2011 compared to 2010.

Benefits and Expenses

2011 to 2010 Annual Comparison. Total benefits and expenses of $81 million in 2011 increased $37 million, from $44 million in 2010.

Policyholders’ benefits, including interest credited to policyholders’ account balances, increased $27 million, from $25 million in 2010 to $52 million in 2011. This increase includes $5 million from the impact of the annual reviews of assumptions on reserves for the guaranteed minimum death benefit feature in certain contracts which reduced policyholder benefits in 2010 and increased policyholder benefits in 2011. Excluding this item, policyholders’ benefits, including interest credited to policyholders’ account balances increased $22 million. This increase includes a decrease in reserves ceded due to the amendment of certain of our affiliated reinsurance treaties to change settlement modes from monthly to annual which increased ceded reserves in 2010 partially offset by higher reserves ceded due to decreased retention limits resulting from modifications to certain coinsurance treaties with affiliates in 2010.

Amortization of deferred policy acquisition costs increased $9 million from $11 million for 2010 to $20 million for 2011. This included a $5 million increase from the impacts of the annual reviews of assumptions. Excluding this item, amortization of deferred policy acquisition costs increased $4 million including an increase in current period amortization due to changes in our estimates of total gross profits reflecting the impact of less favorable market conditions on separate account fund performance in 2011 compared to 2010.

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

General Liquidity

Our liquidity is managed to ensure stable, reliable and cost-effective sources of cash flows to meet all of our obligations. Liquidity is provided by a variety of sources, as described more fully below, including portfolios of liquid assets. Our investment portfolios are integral to the overall liquidity of the Company. We segment our investment portfolios and employ an asset/liability management approach specific to the requirements of our product lines. This enhances the discipline applied in managing the liquidity, as well as the interest rate and credit risk profiles, of each portfolio in a manner consistent with the unique characteristics of the product liabilities. We use a projection process for cash flows from operations to ensure sufficient liquidity to meet projected cash outflows, including claims. The impact of Prudential Funding, LLC’s financing capacity on liquidity (as described below) is considered in the internal liquidity measures of the Company.

Liquidity is measured against internally developed benchmarks that take into account the characteristics of both the asset portfolio and the liabilities that they support. The results are affected substantially by the overall asset type and quality of our investments.

Cash Flow

The principal sources of the Company’s liquidity are premiums and certain annuity considerations, investment and fee income, investment maturities and sales as well as internal borrowings. The principal uses of that liquidity include benefits, claims, dividends paid to policyholders, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, and payments in connection with financing activities. As a result of the launch of its new annuity product line in March 2010, as discussed above, the Company has seen and expects to continue to see the overall level of these activities to increase.

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

Gross account withdrawals amounted to approximately $83 million and $152 million for the years ended December 31, 2011 and 2010, respectively. Because these withdrawals were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, fixed maturities available-for-sale, equity securities available-for-sale and trading account assets. As of December 31, 2011 and 2010, the Company had liquid assets of $1.205 billion and $1.162 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $27.8 million and $95.4 million as of December 31, 2011 and 2010, respectively. As of December 31, 2011, $1.113 billion, or 91%, of the fixed maturity investments company general account portfolios were rated investment grade. The remaining $107 million, or 9%, of these fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of the Company. We manage our RBC ratio to a level consistent with an “AA” ratings objective. RBC is determined by statutory formulas that consider risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. As of December 31, 2010, the RBC ratio for the Company exceeded the minimum levels required by applicable insurance regulations. Based upon December 31, 2011 amounts, the RBC ratios for the Company exceed the minimum level required by applicable insurance regulations. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities.

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

During 2010, as part of its Capital Protection Framework, Prudential Financial developed a broad view of the impact of market distress on the statutory capital of Prudential Financial and its subsidiaries, as a whole. In the second quarter of 2010, the capital hedge program was terminated as described under “Item 1. Business - Products” and equity index-linked derivative transactions were entered into that are designed to mitigate the impact of a severe equity market stress event on the statutory capital of Prudential Financial and its subsidiaries, as whole. The program focuses on tail risk to protect statutory capital in a cost-effective manner under stress scenarios. Prudential Financial assesses the composition of the hedging program on an ongoing basis and may change it from time to time based on an evaluation of its risk position or other factors.

In addition to hedging equity market exposure, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance arrangements. In the reinsurance affiliate, interest rate derivatives and equity options and futures are purchased to hedge certain optional living benefit features accounted for as embedded derivatives against changes in certain capital markets assumptions such as equity markets, interest rates, and market volatility. Prior to third quarter of 2010, the hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by U.S. GAAP, excluding the impact of the market-perceived risk of non-performance, with capital market derivatives. In the third quarter of 2010, the hedging strategy was revised as, in a low interest rate environment, management of the Company and reinsurance affiliates does not believe that the U.S. GAAP value of the embedded derivative liability is an appropriate measure for determining the hedge target. For additional information regarding the change in hedging strategy see “Item 1. Business - Products”.

We reinsure variable annuity living benefit guarantees to a captive reinsurance company, Pruco Reinsurance, Ltd. (“Pruco Re”). The variable annuity living benefit hedging program described above is primarily executed within Pruco Re. Effective as of July 1, 2011, Pruco Re re-domiciled from Bermuda to Arizona. At this time, Pruco Re must continue to maintain a statutory reserve credit trust for business reinsured from the Company in order for the Company to claim reinsurance reserve credit for the business ceded.

Reinsurance credit reserve requirements can move materially in either direction due to changes in equity markets and interest rates, actuarial assumptions and other factors. Higher reinsurance credit reserve requirements would necessitate depositing additional assets in the statutory reserve credit trusts held by Pruco Re, while lower reinsurance credit reserve requirements would allow assets to be removed from the statutory reserve credit trusts. We expect Prudential Financial would satisfy those additional needs through a combination of funding the reinsurance credit trusts with available cash, certain hedge assets or collateral associated with the hedge positions, and loans from Prudential Financial and/or affiliates. Prudential Financial also continues to evaluate other options to address reserve credit needs such as obtaining letters of credit. Lower equity markets and interest rates in 2011 led to an increase in the need to fund the captive reinsurance trusts by an amount of $13 million.

Debt Agreements

As of December 31, 2011, total short-term debt was $26 million and long-term debt was $44 million. The Company and its parent, Pruco Life, have an agreement with an affiliate, Prudential Funding, LLC, which allows it to borrow funds for working capital and liquidity needs. The borrowings under this agreement are limited to $200 million. The Company had $26 million in short term debt as of December 31, 2011, and no borrowings outstanding as of December 31, 2010. The Company also borrowed $44 million from Prudential Financial.

Contributed Capital

The Company received capital contributions from Pruco Life in the amount of $21 million in June 2011 and $17 million in December 2011 to fund acquisition costs for sales of variable annuities.

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

With respect to non-variable life insurance products, fixed rate annuities, the fixed rate accounts in our variable life insurance and annuity products, we incur market risk primarily in the form of interest rate risk. We manage this risk through asset/liability management strategies that seek to closely approximate the interest rate sensitivity, but not necessarily the exact cash flow characteristics, of the assets with the estimated interest rate sensitivity of the product liabilities. The Company also mitigates this risk through a market value adjusted (“MVA”) provision on the Company’s fixed investment option. This MVA provision limits interest rate risk when a contractholder withdraws funds or transfers funds to variable investment options before the end of the guarantee period. Our overall objective in these strategies is to limit the net change in value of assets and liabilities arising from interest rate movements. While it is more difficult to measure the interest sensitivity of our insurance liabilities than that of the related assets, to the extent that we can measure such sensitivities we believe that interest rate movements will generate asset value changes that substantially offset changes in the value of the liabilities relating to the underlying products.

For variable annuities and variable life insurance products excluding the fixed rate accounts associated with these products, and most separate accounts, we are exposed to the risk that asset based fees may decrease as a result of declines in assets under management due to changes in investment values. We also run the risk that asset administration fees calculated by reference to performance could be lower. The risk of decreased asset based and asset administration fees could also impact our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. While a decrease in our estimates of total gross profits would accelerate amortization and decrease net income in a given period, it would not affect our cash flow or liquidity position in the current period.

For variable annuity and variable life insurance products with minimum guaranteed death benefits and variable annuity products with living benefits such as guaranteed minimum income, withdrawal, and accumulation benefits, we also face the risk that declines in the value of underlying investments as a result of interest rate, equity market, or market volatility changes may increase our net exposure to the guarantees under these contracts. As part of our risk management strategy, we utilize product design elements such as asset allocation requirements, an asset transfer feature and minimum purchase age requirements, as well as reinsurance programs. These strategies exclude our guaranteed minimum income benefits and guaranteed minimum death benefits, which include risks we have deemed suitable to retain.

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

The sources of our exposure to market risk are primarily related to, “other than trading” activities conducted primarily in our insurance and annuity operations. As part of our management of market risks, we use a variety of risk management tools and techniques which include sensitivity and Value-at-Risk, or VaR, measures, position and other limits based on type of risk, and various hedging methods.

Other Than Trading Activities

We hold the majority of our assets for “other than trading” activities in our insurance and annuities products. We incorporate asset/liability management techniques and other risk management policies and limits into the process of investing our assets. We use derivatives for hedging and other purposes in the asset/liability management process.

Insurance, Annuities and Guaranteed Products Asset/Liability Management

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

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We seek to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have target duration mismatch constraints for each entity. As of December 31, 2011 and 2010, the difference between the duration of assets and the target duration of liabilities in our duration-managed portfolios was within our constraint limits. We consider risk-based capital implications in our asset/liability management strategies.

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

Market Risk Related to Interest Rates

Our “other than trading” assets that subject us to interest rate risk include primarily fixed maturity securities, commercial loans and policy loans. In the aggregate, the carrying value of these assets represented 56% of our assets, other than assets that we held in separate accounts, as of December 31, 2011 and 56% as of December 31, 2010.

With respect to “other than trading” liabilities, we are exposed to interest rate risk through policyholders’ account balances relating to interest-sensitive life insurance, annuity and other investment-type contracts, collectively referred to as investment contracts, and through outstanding short term debt with affiliates.

We assess interest rate sensitivity for “other than trading” financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates. The following tables set forth the net estimated potential loss in fair value from a hypothetical 100 basis point upward shift as of December 31, 2011 and 2010, because this scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	December 31, 2011
	Notional Value of Derivatives		Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(in millions)
Financial Assets with Interest Rate Risk:
Financial Assets:
Fixed maturities, available for sale	$		$1,220	$1,165	$(55)
Policy loans			236	217	(19)
Commercial loans			248	240	(8)
Derivatives: (1)
Futures		—	—	—	—
Swaps		106	6	1	(6)
Financial Liabilities with Interest Rate Risk:
Investment Contracts			(113)	(112)	1

Total Estimated Potential Loss					(87)

(1)	Excludes variable annuity optional living benefits accounted for as embedded derivatives as the Company has generally entered into reinsurance agreements to transfer the risk related to these optional living benefits to an affiliate as part of its risk management strategy.

	December 31, 2010
	Notional Value of Derivatives	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(in millions)
Financial Assets with Interest Rate Risk:
Financial Assets:
Fixed maturities, available for sale	$—	$1,065	$1,023	$(41)
Policy loans	—	212	194	(18)
Commercial loans	—	192	186	(6)
Derivatives: (1)
Futures	—	—	—	—
Swaps	76	(2)	(5)	(3)
Financial Liabilities with Interest Rate Risk:
Investment Contracts		102	101	(1)

Total Estimated Potential Loss				(69)

(1)	Excludes variable annuity optional living benefits accounted for as embedded derivatives as the Company has generally entered into reinsurance agreements to transfer the risk related to these optional living benefits to an affiliate as part of its risk management strategy.

The tables above do not include approximately $1.712 billion and $1.456 billion of insurance reserve and deposit liabilities as of December 31, 2011 and 2010, respectively. We believe that the interest rate sensitivities of these insurance liabilities offset, in large measure, the interest rate risk of the financial assets set forth in these tables. The tables above also exclude variable annuity optional living benefits accounted for as embedded derivatives as the Company generally reinsures to affiliates the risks associated with these benefits as part of its risk management strategy.

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

For equity investments within the separate accounts, the investment risk is borne primarily by the separate account contractholder rather than by the Company. As part of its risk management strategy the Company generally reinsures to affiliates the risks related to variable annuity optional living benefits accounted for as embedded derivatives. In addition to the hedging program in the reinsurance affiliates, in 2010, Prudential Financial changed the focus of its capital hedge program from the equity price risk associated with the annuities business to a broader view of equity market exposure of the statutory capital of Prudential Financial and its subsidiaries, as a whole. In the second quarter of 2010, Prudential Financial and its subsidiaries entered into equity index-linked derivative transactions that were designed to mitigate the overall impact of a severe equity market stress event on statutory capital. The program now focuses on tail risk to protect statutory capital in a cost-effective manner under stress scenarios. Prudential Financial assesses the composition of the hedging program on an ongoing basis and may change it from time to time based on an evaluation of its risk position or other factors.

Market Risk Related to Foreign Currency Exchange Rates

The Company does not have significant market risk exposure to foreign exchange rates.

Financial Derivatives

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or the prices of securities or commodities. Derivative financial instruments may be exchange-traded or contracted in the over-the-counter market and include swaps, futures, options and forward contracts. See Note 11 to the Financial Statements for a description of derivative activities as of December 31, 2011 and 2010. Under insurance statutes, insurance companies may use derivative financial instruments to hedge actual or anticipated changes in their assets or liabilities, to replicate cash market instruments or for certain income-generating activities. These statutes generally prohibit the use of derivatives for speculative purposes. The Company uses derivative financial instruments primarily to manage market risk from changes in interest rates.

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

Item 8. Financial Statements and Supplementary Data

Information required with respect to this Item 8 regarding Financial Statements and Supplementary Data is set forth within the Index to Financial Statements elsewhere in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting on the effectiveness of internal control over financial reporting as of December 31, 2011 are included in Part IV, Item 15 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2011. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended December 31, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted Prudential Financial’s code of business conduct and ethics, known as “Making the Right Choices.” Making the Right Choices is posted at www.investor.prudential.com.

In addition, we have adopted Prudential Financial’s Corporate Governance Guidelines, which we refer to herein as the “Corporate Governance Principles and Practices.” Prudential Financial’s Corporate Governance Principles and Practices are available free of charge at www.investor.prudential.com.

PART III

Item 14. Principal Accountant Fees and Services

The Audit Committee of the Board of Directors of Prudential Financial has appointed PricewaterhouseCoopers LLP as the independent auditor of Prudential Financial and certain of its domestic and international subsidiaries, including the Company. The Audit Committee of Prudential Financial has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The specific information called for by this item is hereby incorporated by reference to the section entitled “Item 2—Ratification of the Appointment of Independent Registered Public Accounting Firm” in Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 8, 2012 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2011.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) and (2) Financial Statements of Registrant are listed in the accompanying “Index to Financial Statements” hereof and are filed as part of this Report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newark, and State of New Jersey, on the 9th day of March 2012.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

(Registrant)

By:	/s/ Stephen Pelletier
Stephen Pelletier
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 9, 2012.

Signature	Title

/s/ Stephen Pelletier	Chief Executive Officer,
Stephen Pelletier	President and Director

/s/ Thomas J. Diemer	Executive Vice President,
Thomas J. Diemer	Chief Financial Officer and Director

*James J. Avery	Director
James J. Avery

*Robert M. Falzon	Director
Robert M. Falzon

*Bernard J. Jacob	Director
Bernard J. Jacob

*Yanela C. Frias	Director
Yanela C. Frias

* By:	/s/ Joseph D. Emanuel
Joseph D. Emanuel
(Attorney-in-Fact)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Pruco Life Insurance Company of New Jersey (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2011, of the Company’s internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

This Annual Report does not include an attestation report of the Company’s registered public accounting firm, PricewaterhouseCoopers LLP, regarding internal control over financial reporting. Internal controls over Financial Reporting were not subject to attestation by the Company’s registered public accounting firm pursuant to final rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

March 9, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Pruco Life Insurance Company of New Jersey:

In our opinion, the accompanying statements of financial position and the related statements of operations and comprehensive income, of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of Pruco Life Insurance Company of New Jersey (an indirect, wholly owned subsidiary of the Prudential Insurance Company of America) at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 of the financial statements, the Company changed its method of determining and recording other-than-temporary impairment for debt securities on January 1, 2009.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York
March 9, 2012

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Financial Position

As of December 31, 2011 and 2010 (in thousands, except share amounts)

	2011	2010
ASSETS
Fixed maturities available for sale, at fair value (amortized cost: 2011–$ 1,132,908; 2010–$1,007,655)	$1,219,904	$1,064,541
Equity securities available for sale, at fair value (cost: 2011–$1,521; 2010–$2,301)	1,420	2,074
Trading account assets, at fair value	1,569	—
Policy loans	177,162	175,514
Short-term investments	1,069	7,409
Commercial mortgage and other loans	230,201	182,437
Other long-term investments	29,075	16,913

Total investments	1,660,400	1,448,888
Cash and cash equivalents	26,723	87,961
Deferred policy acquisition costs	354,167	365,970
Accrued investment income	17,275	16,365
Reinsurance recoverables	522,762	419,858
Receivables from parents and affiliates	23,148	25,833
Deferred sales inducements	48,101	51,106
Other assets	8,830	8,293
Separate account assets	6,258,008	5,038,051

TOTAL ASSETS	8,919,414	7,462,325

LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	1,132,897	1,053,807
Future policy benefits and other policyholder liabilities	691,967	503,354
Cash collateral for loaned securities	17,012	413
Securities sold under agreements to repurchase	3,216	2,957
Income taxes	55,188	120,248
Short-term debt to affiliates	26,000	—
Long-term debt to affiliates	44,000	—
Payables to parent and affiliates	2,267	5,837
Other liabilities	67,081	109,969
Separate account liabilities	6,258,008	5,038,051

TOTAL LIABILITIES	8,297,636	6,834,636

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 12)

EQUITY
Common stock, ($5 par value; 400,000 shares, authorized, issued and outstanding)	2,000	2,000
Additional paid-in capital	207,928	169,742
Retained earnings	370,352	430,663
Accumulated other comprehensive income	41,498	25,284

TOTAL EQUITY	621,778	627,689

TOTAL LIABILITIES AND EQUITY	$8,919,414	$7,462,325

See Notes to Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Statements of Operations and Comprehensive Income (Loss)

Years Ended December 31, 2011, 2010 and 2009 (in thousands)

	2011	2010	2009
REVENUES
Premiums	$15,305	$14,733	$17,031
Policy charges and fee income	113,444	53,446	69,234
Net investment income	77,556	77,044	69,944
Asset administration fees	21,630	11,084	7,114
Other income	3,253	4,915	4,779
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(7,483)	(21,166)	(14,461)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	7,215	18,612	8,391
Other realized investment gains (losses), net	(109,788)	59,567	19,584

Total realized investment gains (losses), net	(110,056)	57,015	13,514

TOTAL REVENUES	121,132	218,237	181,616

BENEFITS AND EXPENSES
Policyholders’ benefits	27,226	(198)	26,062
Interest credited to policyholders’ account balances	62,222	37,125	38,735
Amortization of deferred policy acquisition costs	105,101	12,821	22,842
General, administrative and other expenses	35,785	27,002	17,950

TOTAL BENEFITS AND EXPENSES	230,334	76,750	105,589

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(109,202)	141,487	76,027

Income Taxes:
Current	(715)	23,841	20,362
Deferred	(48,176)	19,701	644

Income tax (benefit) expense	(48,891)	43,542	21,006

NET INCOME (LOSS)	$(60,311)	$97,945	$55,021

Change in net unrealized investment gains (losses), net of taxes (1)	16,214	15,348	44,313

COMPREHENSIVE INCOME (LOSS)	$(44,097)	$113,293	$99,334

See Notes to Financial Statements

(1)	Amounts are net of tax expense of $9 million, $8 million and $22 million for the years ended December 31, 2011, 2010 and 2009, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Statements of Stockholder’s Equity

Years Ended December 31, 2011, 2010 and 2009 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2008	$2,000	$168,998	$273,964	$(30,644)	$414,318
Net income (loss)	—	—	55,021	—	55,021
Change in foreign currency translation adjustments, net of taxes	—	—	—	40	40
Impact of adoption of new guidance for other-than-temporary impairments of debt securities, net of taxes	—	—	3,733	(3,733)	—
Change in net unrealized investment gains, net of taxes	—	—	—	44,273	44,273

Balance, December 31, 2009	$2,000	$168,998	$332,718	$9,936	$513,652

Net income (loss)	—	—	97,945	—	97,945
Affiliated Asset Transfers	—	744	—	—	744
Change in foreign currency translation adjustments, net of taxes	—	—	—	(22)	(22)
Change in net unrealized investment gains, net of taxes	—	—	—	15,370	15,370

Balance, December 31, 2010	$2,000	$169,742	$430,663	$25,284	$627,689

Net income (loss)	—	—	(60,311)	—	(60,311)
Contributed Capital	—	38,000	—	—	38,000
Affilated Asset Transfers	—	186	—	—	186
Change in foreign currency translation adjustments, net of taxes	—	—	—	(21)	(21)
Change in net unrealized investment gains, net of taxes	—	—	—	16,235	16,235

Balance, December 31, 2011	$2,000	$207,928	$370,352	$41,498	$621,778

See Notes to Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009 (in thousands)

	2011	2010	2009
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(60,311)	$97,945	$55,021
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	(25,594)	(13,471)	(15,597)
Interest credited to policyholders’ account balances	62,222	37,125	38,735
Realized investment (gains) losses, net	110,056	(57,015)	(13,514)
Amortization and other non-cash items	(2,359)	(3,906)	(271)
Change in:
Future policy benefits and other insurance liabilities	93,600	90,575	71,430
Reinsurance recoverables	(127,939)	(97,731)	(65,542)
Accrued investment income	(910)	468	(1,809)
Receivables from parent and affiliates	2,213	(6,108)	15,115
Payables to parent and affiliates	(3,569)	1,643	(5,628)
Deferred policy acquisition costs	754	(72,689)	(34,550)
Income taxes payable	(73,789)	14,700	6,631
Deferred sales inducements	(22,392)	(21,594)	(8,689)
Other, net	(13,260)	15,508	(8,965)

Cash flows from (used in) operating activities	$(61,278)	$(14,550)	$32,367

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	$171,016	$211,850	$254,335
Short-term investments	21,230	42,060	47,394
Policy loans	20,142	17,827	20,554
Commercial mortgage and other loans	27,533	28,189	10,212
Other long-term investments	1,373	1,591	846
Equity securities, available for sale	474	2,000	—
Payments for the purchase/origination of:
Fixed maturities, available for sale	(293,216)	(190,281)	(412,550)
Short-term investments	(14,899)	(21,491)	(67,219)
Policy loans	(14,130)	(15,966)	(13,030)
Commercial mortgage and other loans	(75,298)	(41,700)	(31,684)
Other long-term investments	(7,533)	(8,609)	(612)
Equity securities, available for sale	(1,347)	(158)	—
Notes receivable from parent and affiliates, net	1,334	13,926	2,907
Other	24	320	616

Cash flows from (used in) investing activities	$(163,297)	$39,558	$(188,230)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Policyholders’ account deposits	$159,318	$171,435	$335,906
Policyholders’ account withdrawals	(83,438)	(151,600)	(213,085)
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	16,859	(29,304)	(5,954)
Dividend to parent	—	—	—
Contributed capital	38,000	10	—
Affiliated asset transfers	186	—	—
Net change in financing arrangements (maturities 90 days or less)	(11,588)	39,811	1,787
Net change in long-term borrowing	44,000	—	—

Cash flows from (used in) financing activities	$163,337	$30,352	$118,654

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(61,238)	55,360	(37,210)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	87,961	32,601	69,811

CASH AND CASH EQUIVALENTS, END OF YEAR	$26,723	$87,961	$32,601

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$25,000	$28,842	$14,375

Interest paid	$98	$4	$7

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

Basis of Presentation

The Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or “U.S. GAAP.” The Company has extensive transactions and relationships with Prudential Insurance and other affiliates, (as more fully described in Note 13). Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties.

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

The most significant estimates include those used in determining deferred policy acquisition costs and related amortization; amortization of deferred sales inducements; future policy benefits including guarantees; valuation of investments including derivatives and the recognition of other-than-temporary impairments; provision for income taxes and valuation of deferred tax assets; and reserves for contingent liabilities, including reserves for losses in connection with unresolved legal matters.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements - (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments and Investment Related Liabilities

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

Commercial mortgage and other loans consist of commercial mortgage loans and agricultural loans. Commercial mortgage loans are broken down by class which is based on property type (industrial properties, retail, office, multi-family/apartment, hospitality, and other). Commercial mortgage and other loans originated and held for investment are generally carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses and net of an allowance for losses. Commercial mortgage and other loans acquired, including those related to the acquisition of a business, are recorded at fair value when purchased, reflecting any premiums or discounts to unpaid principal balances.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements - (Continued)

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

The allowance for loan losses includes a loan specific reserve for each impaired loan that has a specifically identified loss and a portfolio reserve for probable incurred but not specifically identified losses. For impaired commercial mortgage loans and agricultural loans, the allowances for losses are determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or based upon the fair value of the collateral if the loan is collateral dependent. The portfolio reserves for probable incurred but not specifically identified losses in the commercial mortgage and agricultural loan portfolio segments considers the current credit composition of the portfolio based on an internal quality rating, (as described above). The portfolio reserves are determined using past loan experience, including historical credit migration, loss probability and loss severity factors by property type. These factors are reviewed each quarter and updated as appropriate.

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

Other long-term investments consist of the derivatives, the Company’s investments in joint ventures and limited partnerships in which the Company does not exercise control, as well as investments in the Company’s own separate accounts, which are carried at fair value, and investment real estate. Joint venture and partnership interests are generally accounted for using the equity method of accounting, except in instances in which the Company’s interest is so minor that it exercises virtually no influence over operating and financial policies. In such instances, the Company applies the cost method of accounting. The Company’s share of net income from investments in joint ventures and partnerships is generally included in “Net investment income.”

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements - (Continued)

“Short-term investments” primarily consist of highly liquid debt instruments with a maturity of greater than three months and less than twelve months when purchased. These investments are generally carried at fair value and include certain money market investments and other highly liquid debt instruments.

Realized investment gains (losses) are computed using the specific identification method. Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for net other-than-temporary impairments recognized in earnings. Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, allowance for losses on commercial mortgage and other loans and fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment.

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

The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. For debt securities, the discount (or reduced premium) based on the new cost basis may be accreted into net investment income in future periods, including increases in cash flow on a prospective basis. In certain cases where there are decreased cash flow expectations, the security is reviewed for further cash flow impairments.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements - (Continued)

Deferred Policy Acquisition Costs

Costs that vary with and that are related primarily to the production of new insurance and annuity products are deferred to the extent such costs are deemed recoverable from future profits. Such deferred policy acquisition costs (“DAC”) include commissions, costs of policy issuance and underwriting, and variable field office expenses that are incurred in producing new business. See below under “Future Adoption of New Accounting Pronouncements” for a discussion of the new authoritative guidance adopted effective January 1, 2012, regarding which costs relating the the acquisition of new or renewal insurance contracts qualify for deferral. In each reporting period, capitalized DAC is amortized to “Amortization of deferred policy acquisition costs,” net of the accrual of imputed interest on DAC balances. DAC is subject to recoverability testing at the end of each reporting period to ensure that the capitalized amounts do not exceed the present value of anticipated gross profits or premiums less benefits and maintenance expenses, as applicable. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in “Accumulated other comprehensive income (loss).”

Policy acquisition costs for interest sensitive and variable life products and fixed and variable deferred annuity products are deferred and amortized over the expected life of the contracts (approximately 25 – 99 years) in proportion to gross profits arising principally from investment results, mortality and expense margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. The Company uses a reversion to the mean approach to derive the blended future rate of return assumptions. However, if the projected future rate of return calculated using this approach is greater than the maximum future rate of return assumption, the maximum future rate of return is utilized in deriving the blended future rate of return assumption. In addition to the gross profit components previously mentioned, the impact of the embedded derivatives associated with certain optional living benefit features of the Company’s variable annuity contracts and related hedging activities are also included in actual gross profits used as the basis for calculating current period amortization and, in certain instances, in management’s estimate of total gross profits used for setting the amortization rate, regardless of which affiliated legal entity this activity occurs. In calculating gross profits, profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities are also included. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements as described in Note 13. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. The effect of changes to estimated gross profits on unamortized deferred acquisition costs is reflected in “Amortization of deferred policy acquisition costs” in the period such estimated gross profits are revised. DAC related to non-participating traditional individual life insurance is amortized in proportion to gross premiums.

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

Separate Account Assets and Liabilities

Separate account assets are reported at fair value and represent segregated funds, which are invested for certain policyholders and other customers. The assets consist primarily of equity securities, fixed maturities, real estate related investments, real estate mortgage loans and short term investments and derivative instruments. The assets of each account are legally segregated and are generally not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities primarily represent the contractholder’s account balance in separate account assets and to a lesser extent borrowings of the separate account, and will be equal and offsetting to total separate account assets. See Note 7 to the Financial Statements for additional information regarding separate account arrangements with contractual guarantees. The investment income and realized investment gains or losses from separate accounts generally accrue to the policyholders and are not included in the Statements of Operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income.” Asset administration fees charged to the accounts are included in “Asset administration fees.”

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

Notes to Financial Statements - (Continued)

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

Amounts received as payment for interest-sensitive contracts, are reported as deposits to “Policyholders’ account balances.” Revenues from these contracts are reflected in “Policy charges and fee income” consisting primarily of fees assessed during the period against the policyholders’ account balances for mortality charges, policy administration charges and surrender charges. In addition to fees, the Company earns investment income from the investment of policyholders’ deposits in the Company’s general account portfolio. Fees assessed that represent compensation to the Company for services to be provided in future periods and certain other fees are deferred and amortized into revenue over the life of the related contracts in proportion to estimated gross profits. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited to policyholders’ account balances and amortization of DAC. Premiums, benefits and expenses are stated net of reinsurance ceded to other companies. Estimated reinsurance recoverables and the cost of reinsurance are recognized using assumptions consistent with those used to account for the underlying policies.

Asset Administration Fees

The Company receives asset administration fee income from policyholders’ account balances invested in The Prudential Series Funds or, “PSF,” which are a portfolio of mutual fund investments related to the Company’s separate account products. Also, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust Funds (see Note 13). In addition, the Company receives fees from policyholders’ account balances invested in funds managed by companies other than affiliates of Prudential Insurance. Asset administration fees are recognized as income when earned.

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

Notes to Financial Statements - (Continued)

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

If it is determined that a derivative no longer qualifies as an effective cash flow hedge, or management removes the hedge designation, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in “Realized investment gains (losses), net.” In this scenario, the hedged asset or liability under a fair value hedge will no longer be adjusted for changes in fair value and the existing basis adjustment is amortized to the income statement line associated with the asset or liability. The component of “Accumulated other comprehensive income (loss)” related to discontinued cash flow hedges is reclassified to the income statement line associated with the hedged cash flows consistent with the earnings impact of the original hedged cash flows.

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

The Company is a party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. At inception, the Company assesses whether the economic characteristics of the embedded instrument are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded instrument possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded instrument qualifies as an embedded derivative that is separated from the host contract, carried at fair value, and changes in its fair value are included in “Realized investment gains (losses), net.” For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company may elect to classify the entire instrument as a trading account asset and report it within “Trading account assets, at fair value.”

The Company sells variable annuity contracts that include optional living benefit features that may be treated from an accounting perspective as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these embedded derivatives to an affiliate, Pruco Reinsurance Ltd. (“Pruco Re”). The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value and included in “Future policy benefits and other policyholder liabilities” and “Reinsurance recoverables,” respectively. Changes in the fair value are determined using valuation models as described in Note 10, and are recorded in “Realized investment gains (losses), net.”

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements - (Continued)

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

In July 2010, the FASB issued updated guidance that requires enhanced disclosures related to the allowance for credit losses and the credit quality of a company’s financing receivable portfolio. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The Company adopted this guidance effective December 31, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning after December 15, 2010. The required disclosures are included above and in Note 3. In January 2011, the FASB deferred the disclosures required by this guidance related to troubled debt restructurings. These disclosures are effective for the first interim or annual reporting period beginning on or after June 15, 2011, concurrent with the effective date of guidance for determining what constitutes a troubled debt restructuring. The disclosures required by this guidance related to troubled debt restructurings were adopted in the third quarter of 2011 and are included above and in Note 3.

In April 2010, the FASB issued authoritative guidance clarifying that an insurance entity should not consider any separate account interests in an investment held for the benefit of policyholders to be the insurer’s interests, and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for a related party policyholder, whereby consolidation of such interests must be considered under applicable variable interest guidance. This guidance is effective for interim and annual reporting periods beginning after December 15, 2010 and retrospectively to all prior periods upon the date of adoption, with early adoption permitted. The Company’s adoption of this guidance effective January 1, 2011 did not have a material effect on the Company’s financial position, results of operations, and financial statement disclosures.

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

Future Adoption of New Accounting Pronouncements

In December 2011, the FASB issued updated guidance regarding the disclosure of offsetting assets and liabilities. This new guidance requires an entity to disclose information on both a gross basis and net basis about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This new guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim reporting periods within those years, and should be applied retrospectively for all comparative periods presented. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

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

Notes to Financial Statements - (Continued)

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

In April 2011, the FASB issued updated guidance regarding the assessment of effective control for repurchase agreements. This new guidance is effective for the first interim or annual reporting period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The Company’s adoption of this guidance effective January 1, 2012 is not expected to have a material effect on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

In October 2010, the FASB issued authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Under the amended guidance acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition with independent third parties or employees that are essential to the contract transaction, as well as the portion of employee compensation, including payroll fringe benefits, and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. This amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and permits, but does not require, retrospective application. The Company will adopt this guidance effective January 1, 2012, and expects to apply the retrospective method of adoption. Accordingly, upon adoption, “Deferred policy acquisition costs” will be reduced with a corresponding reduction, net of taxes, to “Retained earnings” (and “Total equity”), as a result of acquisition costs previously deferred that are not eligible for deferral under the amended guidance. The Company estimates if the amended guidance were adopted as of December 31, 2011, retrospective adoption would reduce “Deferred policy acquisition costs” by approximately $80 million to $100 million, and reduce “Total equity” by approximately $55 million to $65 million. Subsequent to the adoption of the guidance, the lower level of costs qualifying for deferral may be only partially offset by a lower level of amortization of “Deferred policy acquisition costs,” and, as such, may initially result in lower earnings in future periods primarily reflecting lower deferrals of wholesaler costs associated with annual sales. While the adoption of this amended guidance changes the timing of when certain costs are reflected in the Company’s results of operations, it has no effect on the total acquisition costs to be recognized over time and will have no impact on the Company’s cash flows.

3. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (4)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$29,889	$6,049	$—	$35,939	$—
Obligations of U.S. states and their political subdivisions	—	—	—	—	—
Foreign government bonds	20,868	2,163	—	23,030	—
Public utilities	119,583	10,810	225	130,169	—
All other corporate securities	713,531	55,770	622	768,678	(45)
Asset-backed securities (1)	72,050	1,647	2,065	71,632	(3,513)
Commercial mortgage-backed securities	89,238	6,770	2	96,006	—
Residential mortgage-backed securities (2)	87,749	6,859	158	94,450	(391)

Total fixed maturities, available-for-sale	$1,132,908	$90,068	$3,072	$1,219,904	$(3,949)

Equity securities, available-for-sale
Common Stocks:
Industrial, miscellaneous & other	405	0	70	335
Non-redeemable preferred stocks	1,116	1	32	1,085

Total equity securities, available-for-sale (3)	$1,521	$1	$102	$1,420

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	During 2011, perpetual preferred stocks of $1.5 million were reclassified to “Trading Account Assets.” Prior periods were not restated.
(4)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI” which were not included in earnings. Amount excludes $3 million of net unrealized gains (losses) on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements - (Continued)

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$34,292	$2,199	$41	$36,450	$—
Obligations of U.S. states and their political subdivisions	—	—	—	—	—
Foreign government bonds	21,034	1,644	—	22,678	—
Corporate securities	707,754	47,472	2,945	752,281	(26)
Asset-backed securities (1)	57,808	1,671	5,446	54,033	(8,856)
Commercial mortgage-backed securities	97,467	5,721	87	103,101	—
Residential mortgage-backed securities (2)	89,300	6,746	48	95,998	(454)

Total fixed maturities, available-for-sale	$1,007,655	$65,453	$8,567	$1,064,541	$(9,336)

Equity securities, available-for-sale
Common Stocks:
Industrial, miscellaneous & other	226	178	29	375
Non-redeemable preferred stocks	380	—	217	163
Perpetual preferred stocks	1,695	—	159	1,536

Total equity securities available-for-sale	$2,301	$178	$405	$2,074

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI” which, were not included in earnings. Amount excludes $5 million of net unrealized gains (losses) on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturities by contractual maturities at December 31, 2011, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$48,539	$49,149
Due after one year through five years	324,229	350,238
Due after five years through ten years	354,984	385,295
Due after ten years	156,119	173,134
Asset-backed securities	72,050	71,632
Commercial mortgage-backed securities	89,238	96,006
Residential mortgage-backed securities	87,749	94,450

Total	$1,132,908	$1,219,904

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

The following table depicts the sources of fixed maturity proceeds, equity security proceeds, and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	2011	2010	2009
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$36,118	$35,017	$59,587
Proceeds from maturities/repayments	135,127	157,785	194,623
Gross investment gains from sales, prepayments, and maturities	2,614	4,160	1,540
Gross investment losses from sales and maturities	(88)	(83)	(3,027)
Equity securities, available-for-sale
Proceeds from sales	$2	$—	$—
Proceeds from maturities/repayments	473	2,000	—
Gross investment gains from sales	368	139	—
Gross investment losses from sales	—	—	—

Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(268)	$(2,554)	$(6,070)
Writedowns for other-than-temporary impairment losses on equity securities	$(326)	$—	$(139)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements - (Continued)

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

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Year Ended December 31,	Year Ended December 31,
	2011	2010
	(in thousands)	(in thousands)
Balance, beginning of period	$6,763	$7,431
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(3,643)	(1,059)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	—	(992)
Credit loss impairment recognized in the current period on securities not previously impaired	—	—
Additional credit loss impairments recognized in the current period on securities previously impaired	268	1,965
Increases due to the passage of time on previously recorded credit losses	323	530
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(273)	(1,112)

Balance, end of period	$3,438	$6,763

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Trading Account Assets

The following table provides information relating to trading account assets, at fair value as of the dates indicated:

	December 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Equity securities (1)	1,695	1,569	—	—

Total trading account assets	$1,695	$1,569	$—	$—

(1)	During 2011, perpetual preferred stocks of $1.5 million were reclassified from “Equity Securities, available-for-sale”. Prior periods were not restated.

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income” was ($0.1) million, $0.0 and $0.0 during the years ended December 31, 2011, 2010 and 2009, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements - (Continued)

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows as of the dates indicated:

	2011		2010
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and other loans by property type:
Industrial buildings	$42,883	18.5%	$35,745	19.4%
Retail	55,215	23.8	36,046	19.6
Apartments/Multi-Family	37,689	16.3	25,340	13.8
Office buildings	26,100	11.3	30,468	16.6
Hospitality	14,475	6.2	10,273	5.6
Other	37,150	16.0	33,834	18.4

Total commercial mortgage loans	213,512	92.2	171,706	93.4
Agricultural property loans	18,098	7.8	12,140	6.6

Total commercial mortgage and agricultural loans by property type	231,610	100.0%	183,846	100.0%

Valuation allowance	(1,410)		(1,409)

Total net commercial and agricultural mortgage loans by property type	$230,200		$182,437

The commercial mortgage and agricultural loans are geographically dispersed throughout the United States with the largest concentrations in Florida (10%), Texas (9%), and New Jersey (9%) at December 31, 2011.

Activity in the allowance for losses for all commercial mortgage and other loans, for the years ended December 31, 2011, 2010 and 2009, is as follows:

	2011 (2)	2010 (2)	2009 (2)
	(in thousands)
Allowance for losses, beginning of year	$1,409	$2,379	$1,444
Addition to / (release of) allowance of losses	1	(970)	935

Allowance for losses, end of year (1)	$1,410	$1,409	$2,379

1)	Agricultural loans represent $0.02 million, $0.02 million and $0.0 million of the ending allowance at December 31, 2011, 2010 and 2009, respectively.
2)	Valuation allowances for 2011 and 2010 are presented in a format consistent with new disclosure requirements under the updated guidance issued by FASB in 2011. Valuation allowances for 2009 are provided consistent with the prior presentation.

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and agricultural loans for the years ended December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
	Total Loans
	(in thousands)
Allowance for Credit Losses:
Ending Balance: individually evaluated for impairment (1)	$—	$424
Ending Balance: collectively evaluated for impairment (2)	1,410	985

Total ending balance	$1,410	$1,409

Recorded Investment: (3)
Ending balance: individually evaluated for impairment (1)	$—	$3,847
Ending balance: collectively evaluated for impairment (2)	231,612	179,999

Total ending balance, gross of reserves	$231,612	$183,846

(1)	There were no agricultural loans individually evaluated for impairments at December 31, 2011 and December 31, 2010.
(2)	Agricultural loans collectively evaluated for impairment had a recorded investment of $18 million and $12 million and related allowance of $0.0 million at December 31, 2011 and December 31, 2010, respectively.
(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected.

As of December 31, 2011, there were no impaired commercial mortgage loans identified in management’s specific review. As of December 31, 2011 impaired commercial mortgage loans identified in management’s specific review of probable loan losses consisted of Hospitality commercial mortgage loans with a recorded investment of $3.8 million, an unpaid principal balance of $3.8 million and the related allowance for losses was $0.4 million. Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements - (Continued)

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. As of December 31, 2011 and December 31, 2010, the Company held no such loans. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

As described in Note 2, loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage and other loans. As of December 31, 2011 and 2010, 94% of the $232 million recorded investment and 90% of the $184 million recorded investment, respectively, had a loan-to-value ratio of less than 80%. As of December 31, 2011 and 2010, 99% and 98% of the recorded investment, respectively, had a debt service coverage ratio of 1.0X or greater. As of December 31, 2011, approximately $2 million or 1% of the recorded investment had a loan-to-value ratio greater than 100% or debt service coverage ratio less than 1.0X, reflecting loans where the mortgage amount exceeds the collateral value or where current debt payments are greater than income from property operations; none of which related to agricultural loans. As of December 31, 2010, approximately $8 million or 4% of the recorded investment had a loan-to-value ratio greater than 100% or debt service coverage ratio less than 1.0X; none of which related to agricultural loans.

As of December 31, 2011 and 2010, all commercial mortgage and other loans were in current status. The Company defines current in its aging of past due commercial mortgage and agricultural loans as less than 30 days past due.

Commercial mortgage and other loans on nonaccrual status as of December 31, 2011 and 2010, $3.2 million and $3.8 million, respectively, primarily related to Hospitality. See Note 2 for further discussion regarding nonaccrual status loans.

For the year ended December 31 2011, there were no commercial mortgage and other loans sold or acquired.

Other Long term Investments

“Other long-term investments” are comprised as follows at December 31:

	2011	2010
	(in thousands)
Company’s investment in Separate accounts	$1,662	$1,893
Joint ventures and limited partnerships	20,725	15,020
Derivatives (1)	6,688	—

Total other long-term investments	$29,075	$16,913

(1)	A derivative balance of $(0.9) million at December 31, 2010 was reclassed to Other Liabilities.

Net Investment Income

Net investment income for the years ended December 31, was from the following sources:

	2011	2010	2009
	(in thousands)
Fixed maturities, available-for-sale	$57,285	$57,502	$53,615
Equity securities, available-for-sale	12	148	218
Trading account assets	11	—	—
Commercial mortgage and other loans	12,187	11,264	9,822
Policy loans	9,503	9,363	9,177
Short-term investments and cash equivalents	85	129	434
Other long-term investments	1,718	1,691	(666)

Gross investment income	80,801	80,097	72,600
Less: investment expenses	(3,245)	(3,053)	(2,656)

Net investment income	$77,556	$77,044	$69,944

Carrying value for non-income producing assets included in fixed maturities totaled $0 million as of December 31, 2011. Non-income producing assets represent investments that have not produced income for the twelve months preceding December 31, 2011.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements - (Continued)

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the years ended December 31, were from the following sources:

	2011	2010	2009
	(in thousands)
Fixed maturities	$2,257	$1,523	$(7,557)
Equity securities	42	139	(138)
Commercial mortgage and other loans	(1)	970	(935)
Short-term investments and cash equivalents	—	5	—
Joint ventures and limited partnerships	(44)	—	(124)
Derivatives	(112,310)	54,378	22,268

Realized investment gains (losses), net	$(110,056)	$57,015	$13,514

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2008	$—	$—	$—	$—	$—
Cumulative impact of the adoption of new authoritative guidance on January 1, 2009	(4,049)	290	—	1,316	(2,443)
Net investment gains (losses) on investments arising during the period	4,471	—	—	(1,565)	2,906
Reclassification adjustment for OTTI losses included in net income	5,080	—	—	(1,778)	3,302
Reclassification adjustment for OTTI gains excluded from net income(1)	(11,483)	—	—	4,019	(7,464)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	—	3,363	—	(1,177)	2,186
Impact of net unrealized investment (gains) losses on Policyholders’ account balance	—	—	(1,383)	484	(899)

Balance, December 31, 2009	$(5,981)	$3,653	$(1,383)	$1,299	$(2,412)

Net investment gains (losses) on investments arising during the period	(821)	—	—	287	(534)
Reclassification adjustment for OTTI losses included in net income	2,504	—	—	(877)	1,627
Reclassification adjustment for OTTI gains excluded from net income(1)	(11)	—	—	4	(7)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	—	(1,382)	—	484	(898)
Impact of net unrealized investment (gains) losses on policyholders’ account balances	—	—	597	(209)	388

Balance, December 31, 2010	$(4,309)	$2,271	$(786)	$988	$(1,836)

Net investment gains (losses) on investments arising during the period	843	—	—	(295)	548
Reclassification adjustment for OTTI losses included in net income	2,049	—	—	(717)	1,332
Reclassification adjustment for OTTI gains excluded from net income(1)	—	—	—	—	—
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	—	(1,456)	—	509	(947)
Impact of net unrealized investment (gains) losses on policyholders’ account balances	—	—	644	(225)	419

Balance, December 31, 2011 $	(1,417)	$815	$(142)	$260	$(484)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements - (Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains/(Losses) on Investments(1)	Deferred Policy Acquisition Costs and Other Costs	Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2008	$(70,920)	$41,193	$(17,457)	$16,514	$(30,670)
Cumulative impact of the adoption of new authoritative guidance on January 1, 2009	(2,016)	33	—	694	(1,289)
Net investment gains (losses) on investments arising during the period	91,116	—	—	(31,891)	59,225
Reclassification adjustment for (gains) losses included in net income	2,616	—	—	(916)	1,700
Reclassification adjustment for OTTI losses excluded from net income(2)	11,483	—	—	(4,019)	7,464
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	—	(60,878)	—	21,307	(39,571)
Impact of net unrealized investment (gains) losses on policyholders’ account balances	—	—	23,727	(8,304)	15,423

Balance, December 31, 2009	$32,279	$(19,652)	$6,270	$(6,615)	$12,282
Net investment gains (losses) on investments arising during the period	24,868	—	—	(8,703)	16,165
Reclassification adjustment for (gains) losses included in net income	4,166	—	—	(1,458)	2,708
Reclassification adjustment for OTTI losses excluded from net income(2)	11	—	—	(4)	7
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	—	(11,002)	—	3,851	(7,151)
Impact of net unrealized investment (gains) losses on policyholders’ account balances	—	—	4,716	(1,651)	3,065

Balance, December 31, 2010	$61,324	$(30,654)	$10,986	$(14,580)	$27,076
Net investment gains (losses) on investments arising during the period	23,930	—	—	(8,376)	15,554
Reclassification adjustment for (gains) losses included in net income	4,348	—	—	(1,522)	2,826
Reclassification adjustment for OTTI losses excluded
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	—	(9,800)	—	3,430	(6,370)
Impact of net unrealized investment (gains) losses on
policyholders’ account balances	—	—	4,421	(1,547)	2,873

Balance, December 31, 2011 $	89,602	$(40,454)	$15,407	$(22,595)	$41,959

(1)	Include cash flow hedges. See Note 5 for information on cash flow hedges.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements - (Continued)

The table below presents net unrealized gains (losses) on investments by asset class at December 31:

	December 31, 2011	December 31, 2010	December 31, 2009
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(1,417)	$(4,309)	$(5,981)
Fixed maturity securities, available for sale - all other	88,414	61,195	31,975
Equity securities, available for sale	(100)	(227)	(177)
Derivatives designated as cash flow hedges (1)	(630)	(1,100)	(675)
Other investments	1,918	1,456	1,156

Net unrealized gains (losses) on investments	$88,185	$57,015	$26,298

(1)	See Note 5 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, at December 31:

	December 31, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$—	$—	$—	$—	$—
Corporate securities	31,041	670	998	177	32,039	847
Commercial mortgage-backed securities	—	—	1,051	2	1,051	2
Asset-backed securities	33,246	285	7,384	1,780	40,630	2,065
Residential mortgage-backed securities	4,367	158	—	—	4,367	158

Total	$68,654	$1,113	$9,433	$1,959	$78,087	$3,072

	December 31, 2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,078	$41	$—	$—	$2,078	$41
Corporate securities	73,679	2,524	6,545	421	80,224	2,945
Asset-backed securities	10,608	169	16,442	5,277	27,050	5,446
Commercial mortgage-backed securities	7,148	87	—	—	7,148	87
Residential mortgage-backed securities	3,219	48	—	—	3,219	48

Total	$96,732	$2,869	$22,987	$5,698	$119,719	$8,567

The gross unrealized losses at December 31, 2011 and December 31, 2010 are composed of $1 million and $6 million, respectively, related to high or highest quality securities based on NAIC or equivalent rating and $2 million and $3 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At December 31, 2011, $1.6 million of the gross unrealized losses represented declines in value of greater than 20%, $0.1 million of which had been in that position for less than six months, as compared to $5 million at December 31, 2010 that represented declines in value of greater than 20%, none of which had been in that position for less than six months. At December 31, 2011 and

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements - (Continued)

December 31, 2010, the $2 million and $6 million, respectively, of gross unrealized losses of twelve months or more were concentrated in asset backed securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at December 31, 2011 and December 31, 2010. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At December 31, 2011, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

Duration of Gross Unrealized Loss Positions for Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, at December 31:

	December 31, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Equity securities, available for sale	$316	$102	$—	$—	$316	$102

	December 31, 2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Equity securities, available for sale	$255	$245	$1,536	$160	$1,791	$405

At December 31, 2011, $99 thousand of the gross unrealized losses represented declines of greater than 20%, all of which have been in that position for less than nine months. At December 31, 2010, $245 thousand of the gross unrealized losses represented declines of greater than 20%, all of which have been in that position for less than six months. Included in the December 31, 2010 table above are perpetual preferred securities. Perpetual preferred securities have characteristics of both debt and equity securities. Since an impairment model similar to fixed maturity securities is applied to these securities, an other-than-temporary impairment has not been recognized on certain perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of December 31, 2011 and December 31, 2010. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at December 31, 2011 and December 31, 2010.

Securities Pledged and Special Deposits

The Company pledges as collateral investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase and futures contracts. At December 31, the carrying value of investments pledged to third parties as reported in the Statements of Financial Position included the following:

	2011		2010
	(in thousands)
Fixed maturity securities, available for sale - all other	S	19,670	S	3,314

Total securities pledged		$19,670		$3,314

As of December 31, 2011, the carrying amount of the associated liabilities supported by the pledged collateral was $20.2 million. Of this amount, $3.2 million was “Securities sold under agreements to repurchase” and $17.0 million was “Cash collateral for loaned securities. As of December 31, 2010, the carrying amount of the associated liabilities supported by the pledged collateral was $3.4 million. Of this amount, $3.0 million was “Securities sold under agreements to repurchase” and $0.4 million was “Cash collateral for loaned securities.”

Fixed maturities of $0.5 million at December 31, 2010 were on deposit with governmental authorities or trustees as required by certain insurance laws.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements - (Continued)

4. DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in deferred policy acquisition costs for the year ended December 31, are as follows:

	2011	2010	2009
	(in thousands)
Balance, beginning of year	$365,970	$305,617	$$326,806
Capitalization of commissions, sales and issue expenses	104,348	85,510	57,391
Amortization- Impact of assumption and experience unlocking and true-ups	208	18,011	15,454
Amortization- All other	(105,309)	(30,832)	(38,296)
Change in unrealized investment gains/(losses)	(11,050)	(12,336)	(55,738)

Balance, end of year	$354,167	$365,970	$305,617

Deferred acquisition costs include reductions in capitalization and amortization related to reinsurance expense allowances resulting from the coinsurance treaties with Prudential Arizona Reinsurance Captive Company, or “PARCC,” and Prudential Arizona Reinsurance Term Company, or “PAR TERM” as discussed in Note 13.

Ceded capitalization was $19 million, $29 million and $15 million in 2011, 2010 and 2009, respectively. Ceded amortization relating to this treaty included amounted to $7 million, $9 million and $8 million in 2011, 2010 and 2009, respectively.

5. POLICYHOLDERS’ LIABILITIES

Future Policy Benefits

Future policy benefits at December 31 are as follows:

	2011	2010
	(in thousands)
Life insurance	$602,884	$$534,286
Individual annuities	6,744	6,149
Policy claims and other liabilities	82,339	(37,081)

Total future policy benefits	$691,967	$503,354

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

Future policy benefits for individual and group annuities and supplementary contracts are generally equal to the aggregate of (1) the present value of expected future payments, and (2) any premium deficiency reserves. Assumptions as to mortality are based on the Company’s experience, and in certain instances, industry experience, when the basis of the reserve is established. The interest rates used in the determination of the present value range from 1.65% to 7.25%, with 0% of the reserves based on an interest rate in excess of 8%.

Future policy benefits for other contract liabilities are generally equal to the present value of expected future payments based on the Company’s experience. Other contract liabilities also includes liabilities for guarantee benefits related to certain nontraditional long-duration life and annuity contracts which are discussed more fully in Note 7. The interest rates used in the determination of the present values range from 1.39% to 5.88%.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements - (Continued)

Policyholders’ Account Balances

Policyholders’ account balances at December 31 are as follows:

	2011	2010
	(in thousands)
Interest-sensitive life contracts	$794,345	$$723,533
Individual annuities	207,149	210,671
Guaranteed interest accounts	38,125	38,713
Other	93,278	80,890

Total policyholders’ account balances	$1,132,897	$1,053,807

Policyholders’ account balances represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable. Interest crediting rates for interest-sensitive contracts range from 3.00% to 4.60%. Interest crediting rates for individual annuities range from 1.00% to 4.93%. Interest crediting rates for guaranteed interest accounts range from 1.25% to 5.25%. Interest crediting rates range from 1.00% to 3.50% for other.

6. REINSURANCE

The Company participates in reinsurance with its affiliates Prudential Insurance, PARCC, Pruco Re, PAR TERM, through various plans of reinsurance, primarily on a yearly renewable term and coinsurance basis. This reinsurance provides risk diversification, additional capacity for future growth and limits the maximum net loss potential. For coinsurance agreements, all significant risks are ceded to the reinsurer, including mortality, investment, and lapse risk. For yearly renewable term agreements, mortality risk is the primary risk ceded to the reinsurer. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. We believe a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

The Company has entered into various reinsurance agreements with an affiliate, Pruco Re, to reinsure its living benefit features sold on certain of its annuities as part of its risk management and capital management strategies. For additional details on these agreements, see Note 13.

Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts are accounted for using assumptions consistent with those used to account for the underlying contracts. Amounts recoverable from reinsurers, for long duration reinsurance arrangements, are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies. The affiliated reinsurance agreements are described further in Note 13.

Effective April 1, 2008, the Company entered into an agreement to reinsure certain variable Corporate Owned Life Insurance “COLI” policies with Pruco Life.

Reinsurance amounts included in the Statement of Operations and Comprehensive Income (Loss) for the years ended December 31 are below:

	2011	2010	2009
	(in thousands)
Direct premiums	$167,113	$164,009	$158,678
Reinsurance ceded	(151,808)	(149,276)	(141,647)

Premiums	$15,305	$14,733	$17,031

Direct policy charges and fees	$161,801	$119,981	$108,431
Reinsurance ceded	(48,357)	(66,535)	(39,197)

Policy charges and fees	$113,444	$53,446	$69,234

Policyholders’ benefits ceded	$100,442	$95,634	$81,364

Realized capital gains (losses) net, associated with derivatives	$(26,567)	$(407)	$(44,367)

Realized investment gains and losses include the reinsurance of certain of the Company’s embedded derivatives. Changes in the fair value of the embedded derivatives are recognized through “Realized investment gains (losses).” The Company has entered into reinsurance agreements to transfer the risk related to certain living benefit options to Pruco Re. The reinsurance agreements contain derivatives and have been accounted for in the same manner as an embedded derivative. See Note 11 for additional information related to the accounting for embedded derivatives.

Reinsurance premiums ceded for interest-sensitive products is accounted for as a reduction of policy charges and fee income. Reinsurance ceded for term insurance products is accounted for as a reduction of premiums.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements - (Continued)

Reinsurance recoverables included in the Company’s Statements of Financial Position at December 31, 2011 and 2010 were as follows:

	December 31, 2011	December 31, 2010
	(in thousands)
Domestic life insurance-affiliated	$467,687	$407,516
Domestic individual annuities-affiliated	53,696	11,110
Domestic life insurance-unaffiliated	1,379	1,233

	$522,762	$419,859

Substantially all reinsurance contracts are with affiliates as of December 31, 2011 and 2010. These contracts are described further in Note 13 of the Financial Statements.

The gross and net amounts of life insurance face amount in force as of December 31, 2011 and 2010 were as follows:

	2011	2010	2009
	(in thousands)
Gross life insurance face amount in force	$97,879,303	$$96,896,483	$$95,400,464
Reinsurance ceded	(88,113,164)	(86,500,898)	(86,036,509)

Net life insurance face amount in force	$9,766,139	$10,395,585	$9,363,955

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

The assets supporting the variable portion of both traditional variable annuities and certain variable contracts with guarantees are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities.” Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits.” In 2011, 2010 and 2009 there were no gains or losses on transfers of assets from the general account to a separate account.

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. The Company’s primary risk exposures for these contracts relates to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, contract lapses and contractholder mortality.

For guarantees of benefits that are payable at annuitization, the net amount at risk is generally defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements - (Continued)

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

The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits.” As of December 31, 2011 and 2010, the Company had the following guarantees associated with these contracts, by product and guarantee type:

	December 31, 2011			December 31, 2010
	In the Event of Death	At Annuitization / Accumulation (1)		In the Event of Death	At Annuitization / Accumulation (1)
	(in thousands)			(in thousands)
Variable Annuity Contracts
Return of Net Deposits
Account value	$2,989,255	$	N/A	$1,973,903	$	N/A
Net amount at risk	$72,823	$	N/A	$8,252	$	N/A
Average attained age of contractholders	74		N/A	60		N/A
Minimum return or contract value
Account value	$1,290,856		$3,691,282	$1,036,830		$2,392,669
Net amount at risk	$91,715		$249,224	$36,926		$65,120
Average attained age of contractholders	72		59	64		59
Average period remaining until earliest expected annuitization	N/A		0.63 years	N/A		1.58 years

(1)	Includes income and withdrawal benefits as described herein

	Unadjusted Value	Adjusted Value	Unadjusted Value	Adjusted Value
Market value adjusted annuities
Account value	$14,074	$14,428	$15,104	$15,827

	December 31, 2011	December 31, 2010
	In the Event of Death
	(in thousands)
Variable Life, Variable Universal Life and Universal Life Contracts
No Lapse Guarantees
Separate account value	$576,747	$569,060
General account value	$217,849	$194,596
Net amount at risk	$6,137,072	$6,039,086
Average attained age of contractholders	50 years	49 years

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements - (Continued)

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2011	December 31, 2010
	(in thousands)
Equity funds	$1,913,597	$1,677,692
Bond funds	1,972,145	$968,140
Money market funds	197,699	165,075

Total	$4,083,441	$2,810,907

In addition to the above mentioned amounts invested in separate account investment options, $196.7 million and $199.8 million of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA feature were invested in general account investment options in 2011 and 2010, respectively.

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

	GMDB		GMIB	GMWB - GMIWB - GMAB	Total
	Variable Annuity	Variable Life, Variable Universal Life & Universal Life	Variable Annuity
	(in thousands)
Balance as of December 31, 2008	$5,593	$11,276	$1,802	$63,903	$82,574
Incurred guarantee benefits (1)	(1,821)	6,217	(489)	(66,315)	(62,408)
Paid guarantee benefits	(2,288)	(250)	—	—	(2,538)

Balance as of December 31, 2009	$1,484	$17,243	$1,313	$(2,412)	$17,628
Incurred guarantee benefits (1)	217	1,143	(77)	(38,904)	(37,621)
Paid guarantee benefits	(861)	—	—	—	(861)

Balance as of December 31, 2010	$840	$18,386	$1,236	$(41,316)	$(20,854)
Incurred guarantee benefits (1)	1,248	6,053	318	118,312	125,931
Paid guarantee benefits	(683)	—	—	—	(683)

Balance as of December 31, 2011	$1,405	$24,439	$1,554	$76,996	$104,394

(1)	Incurred guarantee benefits include the portion of assessments established as additions to reserves as well as changes in estimates affecting the reserves. Also includes changes in the fair value of features considered to be embedded derivatives.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements - (Continued)

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

As part of its risk management strategy, the Company limits its exposure to these risks through a combination of product design elements, such as an asset transfer feature, and affiliated reinsurance agreements. The asset transfer feature included in the design of certain optional living benefits transfers assets between certain variable investments selected by the annuity contractholder and, depending on the benefit feature, a fixed rate account in the general account or a bond portfolio within the separate accounts. The transfers are based on the static mathematical formula, used with the particular optional benefit, which considers a number of factors, including the impact of investment performance of the contractholder total account value. In general, negative investment performance may result in transfers to a fixed-rate account in the general account or a bond portfolio within the separate accounts, and positive investment performance may result in transfers back to contractholder-selected variable investments. Other product design elements utilized for certain products to manage these risks include asset allocation restrictions and minimum issuance age requirements. For risk management purposes the Company segregates the variable annuity living benefit features into those that include the asset transfer feature including certain GMIWB riders and certain GMAB riders that feature the GRO policyholder benefits; and those that do not include the asset transfer feature, including certain legacy GMIWB, GMWB, GMAB and GMIB riders. Living benefit riders that include the asset transfer feature also include GMDB riders, and as such the GMDB risk in these riders also benefits from the asset transfer feature.

Sales Inducements

The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize deferred policy acquisition costs. These deferred sales inducements are included in “Deferred Sales Inducements” in the Company’s Statements of Financial Position. The Company offers various types of sales inducements. These inducements include: (1) a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s initial deposit and (2) additional credits after a certain number of years a contract is held. Changes in deferred sales inducements, reported as “Interest credited to policyholders’ account balances,” are as follows:

	2011	2010	2009
	(in thousands)
Balance, beginning of year	$51,106	$30,265	$28,015
Capitalization	22,596	21,594	8,689
Amortization- Impact of assumption and experience unlocking and true-ups	(2,290)	874	822
Amortization- All other	(23,105)	(1,579)	(5,485)
Change in unrealized investment gains and (losses)	(206)	(48)	(1,776)

Balance, end of year	$48,101	$51,106	$30,265

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements - (Continued)

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

Statutory net income (loss) of the Company amounted to $13 million, $52 million, and $4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Statutory surplus of the Company amounted to $260 million and $216 million at December 31, 2011 and 2010, respectively.

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

The Company is subject to New Jersey law, which limits the amount of dividends that insurance companies can pay to stockholders without approval of the New Jersey Department of Banking and Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is $26 million capacity to pay a dividend in 2012 without prior approval. The Company did not pay any dividends in 2011.

9. INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, were as follows:

	2011	2010	2009
	(in thousands)
Current tax expense (benefit):
U.S.	$(715)	$23,841	$20,362

Total	(715)	23,841	20,362

Deferred tax expense (benefit):
U.S.	(48,176)	19,701	644

Total	(48,176)	19,701	644

Total income tax expense (benefit) on income from continuing operations	(48,891)	43,542	21,006
Other comprehensive income (loss)	8,731	8,264	21,850
Cumulative effect of changes in accounting policy	—	—	2,010

Total income tax expense (benefit) on continuing operations	$(40,160)	$51,806	$44,866

The Company’s income (loss) from continuing operations before income taxes includes income (loss) from domestic operations of ($109.2) million, $141.5 million and $76.0 million, and no income from foreign operations for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company’s actual income tax expense for the years ended December 31, differs from the expected amount computed by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes and cumulative effect of accounting change for the following reasons:

	2011	2010	2009
	(in thousands)
Expected federal income tax expense (benefit)	$(38,221)	$49,520	26,610
Non-taxable investment income	(7,885)	(4,449)	(3,240)
Tax Credits	(1,368)	(362)	(195)
Expiration of statute of limitations and related interest	—	—	(2,695)
Other	(1,417)	(1,167)	526

Total income tax expense (benefit) on income from continuing operations	$(48,891)	$43,542	$21,006

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements - (Continued)

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2011	2010
	(in thousands)
Deferred tax assets
Insurance reserves	$47,597	$3,398
Investments	4,696	—
Other	929	7,252

Deferred tax assets	$53,222	$10,650

Deferred tax liabilities
Deferred acquisition costs	$78,454	$85,442
Investments	—	$1,159
Net Unrealized gains on securities	31,085	20,341
Deferred Annuity Bonus	16,835	17,887

Deferred tax liabilities	$126,374	$124,829

Net deferred tax asset (liability)	$(73,152)	$(114,179)

The application of U.S. GAAP requires the Company to evaluate the recoverability of deferred tax assets and establish a valuation allowance if necessary to reduce the deferred tax asset to an amount that is more likely than not expected to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance the Company considers many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) in which tax jurisdictions they were generated and the timing of their reversal; (4) taxable income in prior carryback years as well as projected taxable earnings exclusive of reversing temporary differences and carryforwards; (5) the length of time that carryovers can be utilized in the various taxing jurisdictions; (6) any unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that the Company would employ to avoid a tax benefit from expiring unused. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized. The company had no valuation allowance as of December 31, 2011, and 2010.

Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of deferred tax asset that is realizable.

The Company’s unrecognized tax benefits for the periods indicated are as follows:

	Unrecognized tax benefits prior to 2002	Unrecognized tax benefits 2002 and forward	Total unrecognized tax benefits all years
	(in thousands)
Amounts as of December 31, 2008	$3,596	$$1,517	$5,113
Increases in unrecognized tax benefits taken in prior period	—	—	—
(Decreases) in unrecognized tax benefits taken in prior period	—	(210)	(210)
Settlements with taxing authorities	—	—	—
(Decreases) in unrecognized tax benefits as a result of lapse of the applicable statute of limitations	(2,107)	—	(2,107)

Amounts as of December 31, 2009	$1,489	$1,307	$2,796
Increases in unrecognized tax benefits taken in prior period	—	—	—
(Decreases) in unrecognized tax benefits taken in prior period	—	(1,177)	(1,177)

Amounts as of December 31, 2010	$1,489	$130	$1,619
Increases in unrecognized tax benefits taken in prior period	—	$0	—
(Decreases) in unrecognized tax benefits taken in prior period	(1,489)	(17)	(1,506)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements - (Continued)

	0000000000	0000000000	0000000000
Amounts as of December 31, 2011	$—	$113	$113

Unrecognized tax benefits that, if recognized, would favorably impact the effective rate as of December 31, 2009	$1,489	$—	$1,489

Unrecognized tax benefits that, if recognized, would favorably impact the effective rate as of December 31, 2010	$1,489	$—	$1,489

Unrecognized tax benefits that, if recognized, would favorably impact the effective rate as of December 31, 2011	$—	$—	$—

The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). The amounts recognized in the financial statements for tax-related interest and penalties for the years ended December 31, are as follows:

	2011	2010	2009
	(in thousands)
Interest and penalties recognized in the statements of operations	$—	$(1,100)	$400
Interest and penalties recognized in liabilities in the statements of financial position	$—	$—	$1,100

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Federal statute of limitations for the 2002 tax year expired on April 30, 2009. The Federal statute of limitations for the 2003 tax year expired on July 31, 2009. The Federal statute of limitations for the 2004 through 2007 tax years will expire in June 2012, unless extended. Tax years 2008 through 2010 are still open for IRS examination. The Company does not anticipate any significant changes within the next 12 months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

During the fourth quarter of 2011, the Company’s parent, Prudential Financial, reached an agreement with the IRS on the resolution of the proposed foreign tax credits disallowance. The settlement of the foreign tax credit transactions for 2004 through 2006 marked the conclusion of the IRS audits for those years. As a result, all unrecognized tax positions plus interest relating to tax years prior to 2007 were recognized in 2011.

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 13, 2012, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” One proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2009, 2010 or 2011 results.

In December 2006, the IRS completed all fieldwork with respect to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of an industry issue regarding the methodology for calculating the DRD related to variable life insurance and

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements - (Continued)

annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 tax years, the Company agreed to such adjustment. The report, with the adjustment to the DRD, was submitted to the Joint Committee on Taxation in October 2008. The Company was advised on January 2, 2009 that the Joint Committee completed its consideration of the report and took no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a $157 million refund was received in February 2009. The Company believed that its return position with respect to the calculation of the DRD was technically correct. Therefore, the Company filed protective refund claims on October 1, 2009 to recover the taxes associated with the agreed upon adjustment. The IRS recently issued an Industry Director Directive (“IDD”) stating that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. The Company’s parent, Prudential Financial, has received a refund of approximately $3 million pursuant to the protective refund claims. These activities had no impact on the Company’s 2009, 2010 or 2011 results.

For tax years 2007 through 2011, the Company is participating in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions contemporaneously during these tax years in order to reach agreement with the Company on how they should be reported in the tax returns. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax returns are filed. It is management’s expectation this program will shorten the time period between the filing of the Company’s federal income tax returns and the IRS’s completion of its examination of the returns.

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

Level 1 - Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These generally provide the most reliable evidence and are used to measure fair value whenever available. Active markets are defined as having the following characteristics for the measured asset/liability: (i) many transactions, (ii) current prices, (iii) price quotes not varying substantially among market makers, (iv) narrow bid/ask spreads and (v) most information publicly available. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents and certain short term investments, and equity securities. Prices are obtained from readily available sources for market transactions involving identical assets or liabilities.

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

Level 3 - Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally- developed values to the related assets or liabilities. To the extent the internally-developed valuations use significant unobservable inputs, they are classified as Level 3. As of December 31, 2011 and December 31, 2010, these over-rides on a net basis were not material.

Assets and Liabilities by Hierarchy Level - The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements - (Continued)

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$35,938	$—	$35,938
Obligations of U.S. states and their political subdivisions	—	2,826	—	2,826
Foreign government bonds	—	23,031	—	23,031
Corporate securities	—	894,266	1,755	896,021
Asset-backed securities	—	53,005	18,627	71,632
Commercial mortgage-backed securities	—	96,006	—	96,006
Residential mortgage-backed securities	—	94,450	—	94,450

Sub-total	—	1,199,522	20,382	1,219,904
Other trading account assets:
Equity Securities	—	—	1,569	1,569

Sub-total	—	—	1,569	1,569
Equity securities, available for sale:	276	—	1,144	1,420
Short-term investments	1,069	—	—	1,069
Cash equivalents	10,000	14,381	—	24,381
Other long-term investments	—	6,670	18	6,688
Other assets	—	8,647	53,677	62,324

Sub-total excluding separate account assets	11,345	1,229,220	76,790	1,317,355
Separate account assets (1)	141,133	6,110,880	5,995	6,258,008

Total assets	$152,478	$7,340,100	$82,785	$7,575,363

Other liabilities	—	—	—	—
Future policy benefits	—	—	76,996	76,996

Total liabilities	$—	$—	$76,996	$76,996

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$36,450	$—	$36,450
Foreign government bonds	—	22,678	—	22,678
Corporate securities	—	748,645	3,636	752,281
Asset-backed securities	—	37,414	16,619	54,033
Commercial mortgage-backed securities	—	103,101	—	103,101
Residential mortgage-backed securities	—	95,998	—	95,998

Sub-total	—	1,044,286	20,254	1,064,541
Equity securities, available for sale:	283	1,536	255	2,074
Short-term investments	359	7,050	—	7,409
Cash equivalents	5,000	23,383	—	28,383
Other long-term investments	—	—	—	—
Other assets	—	2,792	16,996	19,788

Sub-total excluding separate account assets	5,642	1,079,047	37,505	1,122,194
Separate account assets (1)	132,005	4,900,653	5,393	5,038,051

Total assets	$137,647	$5,979,700	$42,898	$6,160,245

Other liabilities	—	898	—	898
Future policy benefits	—	—	(41,316)	(41,316)

Total liabilities	$—	$898	$(41,316)	$(40,418)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements - (Continued)

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Consolidated Statement of Financial Position.
(2)	Includes reclassifications to conform to current period presentation.

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below. Information regarding separate account assets is excluded as the risk associated with these assets is primarily borne by Company’s customers and policyholders.

Fixed Maturity Securities – The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices from pricing services are sourced from multiple vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company generally receives prices from multiple pricing services for each security, but ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. To validate reasonableness, prices are reviewed by internal asset managers through comparison with directly observed recent market trades and internal estimates of current fair value, developed using market observable inputs and economic indicators. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from third party pricing services is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service. If the pricing service updates the price to be more consistent in comparison to the presented market observations, the security remains within Level 2.

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally-developed valuation. As of December 31, 2011 and December 31, 2010, over-rides on a net basis were not material. Internally-developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally-developed valuations and non-binding broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Trading Account Assets – Trading account assets are comprised of perpetual preferred. Fair values of perpetual preferred stock based on observable market inputs are classified within Level 2. However, when prices from independent pricing services are based on non-binding broker quotes as the directly observable market inputs become unavailable, the fair value of perpetual preferred stock are classified as Level 3.

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

Derivative Instruments – Derivatives are recorded at fair value either as assets, within “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts are determined based on quoted prices in active exchanges or through the use of valuation models. The fair values of derivative contracts can be affected

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements - (Continued)

by changes in interest rates, foreign exchange rates, credit spreads, market volatility, expected returns, non-performance risk, liquidity and other factors. Liquidity valuation adjustments are made to reflect the cost of exiting significant risk positions, and consider the bid-ask spread, maturity, complexity, and other specific attributes of the underlying derivative position.

The majority of the Company’s derivative positions are traded in the over-the-counter (OTC) derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers, third-party pricing vendors and/or recent trading activity. The fair values of most OTC derivatives, including interest rate and cross currency swaps, are determined using discounted cash flow models. These models’ key inputs include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, non-performance risk and volatility.

To reflect the market’s perception of its own and the counterparty’s non-performance risk, the Company incorporates additional spreads over London Interbank Offered Rate (“LIBOR”) into the discount rate used in determining the fair value of OTC derivative assets and liabilities which are uncollateralized. The additional credit spread over LIBOR rates is determined taking into consideration publicly available information relating to the financial strength of the Company. The Company adjusts these credit spreads to remove any illiquidity risk premium, which is subject to a floor based on a percentage of the credit spread. Most OTC derivative contract inputs have bid and ask prices that are actively quoted or can be readily obtained from external market data providers. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value.

Derivatives classified as Level 3 may include first-to-default credit basket swaps and other structured products. These derivatives are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. The fair values of first to default credit basket swaps are derived from relevant observable inputs such as: individual credit default spreads, interest rates, recovery rates and unobservable model-specific input values such as correlation between different credits within the same basket. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer values. As of December 31, 2011, and December 31, 2010, there were derivatives with the fair value of $18 thousand and $0 classified within Level 3, and all other derivatives were classified within Level 2. See Note 11 for more details on the fair value of derivative instruments by primary underlying.

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

The Company is also required to incorporate the market-perceived risk of its own non-performance (“NPR”) in the valuation of the embedded derivatives associated with its optional living benefit features and no-lapse feature on certain universal life products. Since insurance liabilities are senior to debt, the Company believes that reflecting the financial strength ratings of the Company in the valuation of the liability or contra-liability appropriately takes into consideration its NPR. To reflect NPR, the Company incorporates an additional credit spread over LIBOR rates into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features. The additional credit spread over LIBOR rates is determined taking into consideration publicly available information relating to the financial strength of the Company. The Company adjusts these credit spreads to remove any illiquidity risk premium, which is subject to a floor based on a percentage of the credit spread. The additional credit spread over LIBOR rates incorporated into the discount rate as of December 31, 2011 generally ranged from 125 to 250 basis points for the portion of the interest rate curve most relevant to these liabilities. This additional spread is applied at an individual contract level and only to those individual living benefit contracts in a liability position and not to those in a contra-liability position.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements - (Continued)

As of December 31, 2011, the fair value of the embedded derivatives associated with the optional living benefit features of before the NPR adjustment was a net liability of $344 million. This net liability was comprised of $360 million of individual living benefit contracts in a liability position net of $15 million of individual living benefit contracts in a contra-liability position. At December 31, 2011, NPR resulted in a $267 million cumulative decrease to the embedded derivative liability, reflecting the additional credit spread over LIBOR the Company incorporated into the discount rate used in the valuations of those embedded derivatives in a liability position. Significant declines in risk-free interest rates and the impact of account value performance in 2011 drove an increase in the embedded derivative liability associated with the optional living benefit features of the Company’s variable annuity products as of December 31, 2011. These factors, as well as widening of the spreads used in valuing NPR, also drove offsetting increases in the NPR adjustment. As a result, the increase in these embedded derivative liabilities are largely offset by corresponding increases in the reinsurance recoverable associated with the affiliated reinsurance.

Transfers between Levels 1 and 2 – During the twelve months ended December 31, 2011, there were no material transfers between Level 1 and Level 2.

Changes in Level 3 assets and liabilities - The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2011, as well as the portion of gains or losses included in income for the year ended December 31, 2011 attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2011.

	Year Ended December 31, 2011
	Fixed Maturities Available For Sale -Corporate Securities	Fixed Maturities Available For Sale - Asset- Backed Securities	Fixed Maturities Available For Sale - Commercial Mortgage- Backed Securities	Equity Securities, Available for Sale	Other Assets
	(in thousands)
Fair value, beginning of period	$3,636	$16,619	$—	$255	$16,996
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	2	—	—	(516)	(25,919)
Asset management fees and other income	—	—	—	—	—
Interest credited to policyholder account balances	—	—	—	—	—
Included in other comprehensive income (loss)	(96)	(121)	0	398	(13)
Net investment income	59	256	(0)	—	—
Purchases	1,300	11,089	5,019	1,000	68,593
Sales	(99)	—	—	—	—
Issuances	73	—	—	—	—
Settlements	(148)	(5,251)	—	—	(1)
Foreign currency translation	—	—	—	—	—
Transfers into Level 3 (2)	900	—	—	1,536	—
Transfers out of Level 3 (2)	(3,872)	(3,965)	(5,019)	—	(5,979)
Other (4)	—	—	—	(1,529)	—

Fair value, end of period	$1,755	$18,627	$—	$1,144	$53,677

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$(454)	$18,797
Asset management fees and other income	$—	$—	$—	$—	$—
Interest credited to policyholder account balances	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$(96)	$(109)	$0	$359	$—

	Year Ended December 31, 2011
	Separate Account Assets (1)	Future Policy Benefits	Other Long- Term Investments	Other Trading Account Assets - Equity Securities
	(in thousands)
Fair value, beginning of period	$5,393	$41,316	$0	$—
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(94,684)	18	—
Asset management fees and other income	—	—	—	40
Interest credited to policyholder account balances	602	—	—	—

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements - (Continued)

	0000000000	0000000000	0000000000	0000000000
Included in other comprehensive income	—	—	—	—
Net investment income	—	—	—	—
Purchases	—	(23,628)	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	—
Foreign currency translation	—	—	—	—
Transfers into Level 3 (2)	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—
Other (4)	—	—	—	1,529

Fair value, end of period	$5,995	$(76,996)	$18	$1,569

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$(94,098)	$—	$—
Asset management fees and other income	$—	$—	$—	$—
Interest credited to policyholder account balances	$602	$—	$—	$—
Included in other comprehensive income	$—	$—	$—	$—

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Statements of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Other primarily represents reclasses of certain assets between reporting categories.

Transfers –As a part of an ongoing monitoring assessment of pricing inputs to ensure appropriateness of the level classification in the fair value hierarchy the Company may reassign level classification from time to time. As a result of such a review, in the first quarter of 2011, it was determined that the pricing inputs for perpetual preferred stocks provided by third party pricing services were primarily based on non-binding broker quotes which could not always be verified against directly observable market information. Consequently, perpetual preferred stocks were transferred into Level 3 within the fair value hierarchy. This represents the majority of the transfers into Level 3 for Equity Securities Available-for-Sale. Other transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized. Transfers out of Level 3 were primarily due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

Changes in Level 3 assets and liabilities - The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2010, as well as the portion of gains or losses included in income for the year ended December 31, 2010 attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2010.

	Year Ended December 31, 2010
	Fixed Maturities Available For Sale - Corporate Securities	Fixed Maturities Available For Sale - Asset- Backed Securities	Equity Securities, Available for Sale	Other Assets
	(in thousands)
Fair value, beginning of period	$2,398	$25,259	$576	$16,039
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	8	(139)	—	(443)
Asset management fees and other income	—	—	—	—
Included in other comprehensive income (loss)	514	(1,258)	(374)	263
Net investment income	34	164	—	—
Purchases, sales, issuances, and settlements	(149)	9,049	53	1,137
Foreign currency translation	—	—	—	—
Transfers into Level 3 (2)	957	—	—	—
Transfers out of Level 3 (2)	(127)	(16,456)	—	—

Fair value, end of period	$3,636	$16,619	$255	$16,996

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$10	$(41)	$—	$(303)
Asset management fees and other income	$—	$—	$—	$—
Included in other comprehensive income (loss)	$514	$(1,258)	$(374)	$263

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements - (Continued)

	Year Ended December 31, 2010
	Separate Account Assets (1)	Future Policy Benefits	Other Liabilities
	(in thousands)
Fair value, beginning of period	$5,104	$2,412	$(67)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	47,655	67
Asset management fees and other income	—	—	—
Interest credited to policyholder account balances	289	—	—
Included in other comprehensive income	—	—	—
Net investment income	—	—	—
Purchases, sales, issuances, and settlements	—	(8,751)	—
Foreign currency translation	—	—	—
Transfers into Level 3 (2)	—	—	—
Transfers out of Level 3 (2)	—	—	—

Fair value, end of period	$5,393	$41,316	$—

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$8,290	$70
Asset management fees and other income	$—	$—	$—
Interest credited to policyholder account balances	$289	$—	$—
Included in other comprehensive income	$—	$—	$—

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Consolidated Statement of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

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

Transfers between Levels 1 and 2 - During the year ended December 31, 2011, there were no material transfers between Level 1 and Level 2.

Changes in Level 3 assets and liabilities - The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2009, as well as the portion of gains or losses included in income for the year ended December 31, 2009 attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2009.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements - (Continued)

	Year Ended December 31, 2009
	Fixed Maturities Available For Sale - Corporate Securities	Fixed Maturities Available For Sale - Asset- Backed Securities	Equity Securities, Available for Sale	Other Assets
	(in thousands)
Fair value, beginning of period	$266	$5,732	$121	$58,880
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(506)	(1,634)	—	(44,396)
Asset management fees and other income	—	—	—	—
Included in other comprehensive income (loss)	449	9,708	455	590
Net investment income	(1)	121	—	—
Purchases, sales, issuances, and settlements	(169)	(1,780)	—	965
Foreign currency translation	—	—	—	—
Transfers into Level 3 (2)	2,413	13,858	—	—
Transfers out of Level 3 (2)	(54)	(746)	—	—

Fair value, end of period	$2,398	$25,259	$576	$16,039

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$(506)	$(1,383)	$—	$(43,833)
Asset management fees and other income	$—	$—	$—	$—
Interest credited to policyholder account balances	$—	$—	$—	$—
Included in other comprehensive income (loss)	$447	$9,605	$455	$590

	Year Ended December 31, 2009
	Separate Account Assets (1)	Future Policy Benefits	Other Liabilities
	(in thousands)
Fair value, beginning of period	$6,494	$(63,903)	(4,272)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	69,126	4,205
Interest credited to policyholder account balances	(1,335)	—	—
Included in other comprehensive income (loss)	—	—	—
Net investment income	—	—	—
Purchases, sales, issuances, and settlements	38	(2,811)	—
Foreign currency translation	—	—	—
Transfers into Level 3 (2)	—	—	—
Transfers out of Level 3 (2)	(93)	—	—

Fair value, end of period	$5,104	$2,412	(67)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$68,705	$4,208
Asset management fees and other income	$—	$—	$—
Interest credited to policyholder account balances	$(1,335)	$—	$—
Included in other comprehensive income (loss)	$—	$—	$—

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Statement of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Transfers – Transfers out of Level 3 for Fixed Maturities Available for Sale – Asset-Backed Securities totaled $4.0 million for the year ended December 31, 2011 resulting from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgages became increasingly active, as evidenced by orderly transactions. The pricing received from independent pricing services could be validated by the Company, as discussed in detail above. There were no transfers into Level 3.

Fair Value of Financial Instruments – The Company is required by U.S. GAAP to disclose the fair value of certain financial instruments including those that are not carried at fair value. For the following financial instruments the carrying amount equals or approximates fair value: fixed maturities classified as available-for-sale, trading account assets, equity securities, securities purchased under agreements to resell, short-term investments, cash

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements - (Continued)

and cash equivalents, accrued investment income, separate account assets, securities sold under agreements to repurchase, and cash collateral for loaned securities, as well as certain items recorded within other assets and other liabilities such as broker-dealer related receivables and payables. See Note 11 for a discussion of derivative instruments.

The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair value	Carrying Amount	Fair value
	(in thousands)
Assets:
Commercial mortgage and other loans	$230,201	$247,865	$182,437	$192,102
Policy loans	177,162	235,706	175,514	211,513
Liabilities:
Policyholder account balances - investment contracts	113,938	113,010	102,593	101,551
Short-term and long-term debt to affiliates	70,000	70,293	—	—

The fair values presented above for those financial instruments where the carrying amounts and fair values may differ have been determined by using available market information and by applying market valuation methodologies, as described in more detail below.

Commercial mortgage and other loans

The fair value of commercial mortgage and other loans is primarily based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate adjusted for appropriate credit spread for similar quality loans. The quality ratings for these loans, a primary determinant of the credit spread and a significant component of the pricing input, are based on internally developed methodology. The internally derived credit spreads take into account public corporate bond spreads of similar quality and maturity, public commercial mortgage-backed securities spreads, third-party mortgage loan survey spreads and other relevant market information such as pricing indications from market participants on new originations, and where applicable adjustments for property types and locations.

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

Short-term and long-term debt to affiliates

The fair value of short–term and long–term debt is generally determined by either prices obtained from independent pricing services, which are validated by the Company, or discounted cash flow models. These fair values consider the Company’s own non–performance risk. Discounted cash flow models predominately use market observable inputs such as the borrowing rates currently available to the Company for debt and financial instruments with similar terms and remaining maturities. For commercial paper issuances and other debt with a maturity of less than 90 days, the carrying value approximates fair value.

11. DERIVATIVE INSTRUMENTS

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements - (Continued)

These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty at each due date.

Equity Contracts

Equity index options are contracts which will settle in cash based on differentials in the underlying indices at the time of exercise and the strike price. The Company uses combinations of purchases and sales of equity index options to hedge the effects of adverse changes in equity indices within a predetermined range. These hedges do not qualify for hedge accounting.

Foreign Exchange Contracts

Currency derivatives, including currency swaps and forwards, are used by the Company to reduce risks from changes in currency exchange rates with respect to investments denominated in foreign currencies that the Company either holds or intends to acquire or sell.

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

Credit Contracts

Credit derivatives are used by the Company to enhance the return on the Company’s investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments. With credit derivatives the Company can sell credit protection on an identified name, or a basket of names in a first to default structure, and in return receive a quarterly premium. With first to default baskets, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket. If there is an event of default by the referenced name or one of the referenced names in a basket, as defined by the agreement, then the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced defaulted security or similar security. See credit derivatives written section for discussion of guarantees related to credit derivatives written. In addition to selling credit protection, the Company may purchase credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio.

Embedded Derivatives

The Company sells variable annuity contracts that include certain optional living benefit features that are treated, for accounting purposes, as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these embedded derivatives to an affiliate, Pruco Reinsurance Ltd. (“Pruco Re”). The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value. Mark-to-market changes in the fair value of the underlying contractual guarantees are determined using valuation models as described in Note 7, and are recorded in “Realized investment gains (losses), net.”

The Company invests in fixed maturities that, in addition to a stated coupon, provide a return based upon the results of an underlying portfolio of fixed income investments and related investment activity. The Company accounts for these investments as available-for-sale fixed maturities containing embedded derivatives. Such embedded derivatives are marked to market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio.

The fair value of the embedded derivatives included in Future policy benefits was a liability of $77 million and a contra-liability of $41 million as of December 31, 2011 and December 31, 2010, respectively. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re included in “Reinsurance Recoverable” was an asset of $54 million as of December 31, 2011 and an asset of $11 million as of December 31, 2010.

The table below provides a summary of the gross notional amount and fair value of derivatives contracts, excluding embedded derivatives which are recorded with the associated host, by the primary underlying. Many derivative instruments contain multiple underlyings.

	December 31, 2011			December 31, 2010
	Notional Amount	Fair Value		Notional Amount	Fair Value
Primary Underlying		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Qualifying Hedges
Currency/Interest Rate	$14,972	$221	$(846)	$11,018	$—	$(1,104)

Total Qualifying Hedges	$14,972	$221	$(846)	$11,018	$—	$(1,104)

Non-Qualifying Hedges
Interest Rate	$57,200	$8,442	$—	$47,000	$1,737	$(1,006)
Credit	17,000	118	(339)	8,900	1,206	(878)
Currency/Interest Rate	16,615	—	(909)	9,115	—	(853)
Equity	—	—	—	—	—	—

Total Non-Qualifying Hedges	90,815	8,560	(1,248)	65,015	2,943	(2,737)

Total Derivatives (1)	$105,787	$8,781	$(2,094)	$76,033	$2,943	$(3,841)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $80 million as of December 31, 2011 and a conta-liability of $38 million as of December 31, 2010 included in “Future policy benefits” and “Fixed maturities available for sale.”

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements - (Continued)

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

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Qualifying Hedges
Cash flow hedges
Currency/Interest Rate
Net investment income	$(41)	$45	$3
Other income	2	2	(12)
Accumulated Other Comprehensive Income (1)	471	(426)	(711)

Total cash flow hedges	$432	$(379)	$(720)

Non-qualifying hedges
Realized investment gains (losses)
Interest Rate	$9,402	$6,717	$(6,086)
Currency/Interest Rate	(181)	617	(880)
Credit	68	(762)	2,763
Equity	—	—	—
Embedded Derivatives	(121,599)	47,806	26,471

Total non-qualifying hedges	$(112,310)	$54,378	$22,268

Total Derivative Impact	$(111,878)	$53,999	$21,548

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

For the period ending December 31, 2011, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2010	$(1,100)
Net deferred gains on cash flow hedges from January 1 to December 31, 2011	(7,152)
Amount reclassified into current period earnings	7,622

Balance, December 31, 2011	$(630)

As of December 31, 2011, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 15 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Statements of Equity.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements - (Continued)

Credit Derivatives Written

The Company holds certain externally managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated Other Comprehensive Income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these interests was $7 million at December 31, 2011 and December 31, 2010. The fair value of the embedded derivatives included in Fixed maturities, available for sale was a liability of $3 million at December 31, 2011 and December 31, 2010.

The Company writes credit derivatives under which the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $10 million and $0 million notional of credit default swap (“CDS”) selling protection with an associated fair value of approximately less than $1 million, at December 31, 2011 and December 31, 2010, respectively, These credit derivatives generally have maturities of five to ten years and consist of corporate securities within the finance industry. At December 31, 2011, the underlying credits have an NAIC designation rating of 1.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of December 31, 2011 and December 31, 2010, the Company had $7 million and $9 million of outstanding notional amounts, respectively, reported at fair value as a liability of $0.2 million and an asset of $0.3 million, respectively.

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

12. COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund $6 million of commercial loans as of December 31, 2011. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $20 million as of December 31, 2011.

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

The Company is subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and is subject to audit and examination for compliance with these requirements. For additional discussion of these matters, see “Litigation and Regulatory Matters” below.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements - (Continued)

Litigation and Regulatory Matters

The Company is subject to legal and regulatory actions in the ordinary course of its business. Pending legal and regulatory actions include proceedings specific to the Company and proceedings generally applicable to business practices in the industry in which it operates. The Company is subject to class action lawsuits and other litigation involving a variety of issues and allegations involving sales practices, claims payments and procedures, premium charges, policy servicing and breach of fiduciary duty to customers. The Company is also subject to litigation arising out of its general business activities, such as its investments, contracts, leases and labor and employment relationships, including claims of discrimination and harassment, and could be exposed to claims or litigation concerning certain business or process patents. In some of the pending legal and regulatory actions, plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. In addition, the Company, along with other participants in the businesses in which it engages, may be subject from time to time to investigations, examinations and inquiries, in some cases industry-wide, concerning issues or matters upon which such regulators have determined to focus. In some of the Company’s pending legal and regulatory actions, parties are seeking large and/or indeterminate amounts, including punitive or exemplary damages. The outcome of litigation or a regulatory matter, and the amount or range of potential loss at any particular time, is often inherently uncertain. The following is a summary of certain pending proceedings.

In January 2012, a qui tam action on behalf of the State of Illinois, Total Asset Recovery Services v. Met Life Inc, et al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Holdings, LLC, filed in the Circuit Court of Cook County, Illinois, was served on the Company. The complaint alleges that the Company failed to escheat life insurance proceeds to the State of Illinois in violation of the Illinois False Claims Whistleblower Reward and Protection Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs. In March 2012, a qui tam action on behalf of the State of Minnesota, Total Asset Recovery v. MetLife Inc., et al., Prudential Financial Inc., The Prudential Insurance Company of America and Prudential Holdings, Inc., filed in the Fourth Judicial District, Hennepin County, in the State of Minnesota was served on the Company. The complaint alleges that the Company failed to escheat life insurance proceeds to the State of Minnesota in violation of the Minnesota False Claims Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs.

In January 2012, a Global Resolution Agreement entered into by the Company and a third party auditor became effective upon its acceptance by the unclaimed property departments of 20 states and jurisdictions. Under the terms of the Global Resolution Agreement, the third party auditor acting on behalf of the signatory states will compare expanded matching criteria to the Social Security Master Death File (“SSMDF”) to identify deceased insureds and contract holders where a valid claim has not been made. In February 2012, a Regulatory Settlement Agreement entered into by the Company to resolve a multi-state market conduct examination regarding its adherence to state claim settlement practices became effective upon its acceptance by the insurance departments of 20 states and jurisdictions. The Regulatory Settlement Agreement applies prospectively and requires the Company to adopt and implement additional procedures comparing its records to the SSMDF to identify unclaimed death benefits and prescribes procedures for identifying and locating beneficiaries once deaths are identified. Other jurisdictions that are not signatories to the Regulatory Settlement Agreement are considering proposals that would apply prospectively and require life insurance companies to take additional steps to identify unreported deceased policy and contract holders. These prospective changes and any escheatable property identified as a result of the audits and inquiries could result in: (1) additional payments of previously unclaimed death benefits; (2) the payment of abandoned funds to U.S. jurisdictions; and (3) changes in the Company’s practices and procedures for the identification of escheatable funds and beneficiaries, which would impact claim payments and reserves, among other consequences.

The Company is one of several companies subpoenaed by the New York Attorney General regarding its unclaimed property procedures. Additionally, the New York Department of Insurance (“NYDOI”) has requested that 172 life insurers (including the Company) provide data to the NYDOI regarding use of the SSMDF. The New York Office of Unclaimed Funds recently notified the Company that it intends to conduct an audit of the Company’s compliance with New York’s unclaimed property laws. The Minnesota Attorney General has also requested information regarding the Company’s use of the SSMDF and its claim handling procedures and the Company is one of several companies subpoenaed by the Minnesota Department of Commerce, Insurance Division. In February 2012, the Massachusetts Office of the Attorney General requested information regarding the Company’s unclaimed property procedures.

In July 2010, the Company, along with other life insurance industry participants, received a formal request for information from the State of New York Attorney General’s Office in connection with its investigation into industry practices relating to the use of retained asset accounts. In August 2010, the Company received a similar request for information from the State of Connecticut Attorney General’s Office. The Company is cooperating with these investigations. The Company has also been contacted by state insurance regulators and other governmental entities, including the U.S. Department of Veterans Affairs and Congressional committees regarding retained asset accounts. These matters may result in additional investigations, information requests, claims, hearings, litigation, adverse publicity and potential changes to business practices.

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

Notes to Financial Statements - (Continued)

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $0.1 million for the twelve months ended December 31, of 2011, 2010 and 2009. The expense charged to the Company for the deferred compensation program was less than $0.6 million, $0.5 million and $0.3 million for the twelve months ended December 31, of 2011, 2010 and 2009 respectively.

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $1.5 million and $1.3 million in 2011 and 2010, respectively.

Prudential Insurance sponsors voluntary savings plans for its employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $0.7 million, $0.7 million and $0.5 million in 2011, 2010 and 2009, respectively.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

Corporate Owned Life Insurance

The Company has sold two Corporate Owned Life Insurance, or “COLI”, policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI contracts was $1.1 billion and at December 31, 2011 and $1.0 billion at December 31, 2010, respectively. Fees related to these COLI policies were $16 million, $25 million and $23 million for the years ending December 31, 2011, 2010 and 2009, respectively.

Reinsurance with Affiliates

Pruco Life

Effective April 1, 2008, the Company entered into an agreement to reinsure certain variable COLI policies with Pruco Life. Reinsurance recoverables related to this agreement were $7 million and $5 million as of December 31, 2011 and December 31, 2010, respectively. Fees ceded to Pruco Life were $8 million, $10 million, and $6 million for the years ended December 31, 2011, 2010, and 2009, respectively. Benefits ceded were $2 million, $1 million and $2 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

PARCC

The Company reinsures 90% of the risks under its term life insurance policies, written prior to January 1, 2010, excluding My Term and ROP Term life insurance, through an automatic coinsurance agreement with PARCC. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $403 million and $360 million as of December 31, 2011 and December 31, 2010, respectively. Premiums ceded to PARCC in 2011, 2010 and 2009 were $125 million, $134 million and $140 million, respectively. Benefits ceded in 2011, 2010 and 2009 were $52 million, $53 million and $53 million, respectively. Reinsurance expense allowances, net of capitalization and amortization were $26 million, $29 million and $31 million for the years ended December 31, 2011, 2010 and 2009, respectively.

PAR TERM

The Company reinsures 95% of the risks under its term life insurance policies issued on or after January 1, 2010, excluding My Term, through an automatic coinsurance agreement with PAR TERM. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $28 million and $10 million as of December 31, 2011 and December 31, 2010,

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements - (Continued)

respectively. Premiums ceded to PAR TERM in 2011 and 2010 were $24 million and $11 million, respectively. Benefits ceded to PAR TERM in 2011 and 2010 were $4 million and less than $1 million, respectively. Reinsurance expense allowances, net of capitalization and amortization were $4 million and $2 million for the years ended December 31, 2011 and 2010, respectively.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. The reinsurance recoverables related to this agreement were $30 million and $31 million as of December 31, 2011 and December 31, 2010, respectively. Premiums and fees ceded to Prudential Insurance in 2011, 2010 and 2009 were $41 million, $58 million and $33 million respectively. Benefits ceded to Prudential in 2011, 2010 and 2009 were $42 million, $40 million and $29 million, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

Pruco Reinsurance

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features.

The following table provides information relating to fees ceded to Pruco Reinsurance (“Pruco Re”) under these agreements which are included in “Realized investment (losses) gains, net” on the Statement of Operations and Comprehensive Income for the dates indicated.

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	(in thousands)
Pruco Reinsurance
Effective October 1, 2011
Highest Daily Lifetime Income (“HDI”)	9,369	—	—
Spousal Highest Daily Lifetime Income (“SHDI”)	2,973	—	—
Highest Daily Lifetime 6 Plus (“HD6 Plus”)	40,887	—	—
Spousal Highest Daily Lifetime 6 Plus (“SHD6 Plus”)	14,490	—	—
Effective Since 2006
Spousal Lifetime Five (“SLT5”)	$173	$167	$149
Effective Since 2005
Lifetime Five (“LT5”)	1,244	1,195	1,080

Total Pruco Reinsurance	$69,136	$1,362	$1,229

Effective October 1, 2011 the Company ceded the HDI, SHDI, HD6+ and SHD6+ benefits to Pruco Re, as noted in the table above. The Company paid an initial premium of $62.3 million and established a reinsurance recoverable of $30.7 million resulting in an initial ceding loss of $31.6 million, recognized in “realized gains (losses)” in 2011.

The Company’s reinsurance recoverables related to the above product reinsurance agreements were $54 million and $11 million as of December 31, 2011, and December 31, 2010, respectively. Realized gains (losses) were ($27) million, ($0.4) million and ($44) million for the years ended December 31, 2011, 2010 and 2009, respectively. Change in realized gains (losses) for 2011 includes the loss of reinsurance ceded in 2011 as noted above as well as changes in market conditions. Changes in realized gains (losses) for the 2010 and 2009 periods were primarily due to changes in market conditions in the period. The underlying assets as of December 31, 2011, and December 31, 2010 are reflected in “Reinsurance recoverables” in the Company’s Statement of Financial Position.

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

Affiliated Asset Administration Fee Income

Effective April 15, 2009, the Company amended an existing agreement to add AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, as a party whereas the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $12.3 million, $3.7 million, and $1.1 million for the years ended December 31, 2011, 2010, and 2009 respectively. These revenues are recorded as “Asset administration fees” in the Statements of Operations and Comprehensive Income (Loss).

The Company participates in a revenue sharing agreement with Prudential Investments LLC, whereby the Company receives fee income from policyholders’ account balances invested in The Prudential Series Fund (“PSF”). Income received from Prudential Investments LLC, related to this agreement was $6.0 million, $5.7 million, and $5.0 million for the years ended December 31, 2011, 2010, and 2009 respectively. These revenues are recorded as “Asset administration fees” in the Statements of Operations and Comprehensive Income (Loss).

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements - (Continued)

Affiliated Asset Transfers

The Company buys and sells assets to and from affiliated companies.

In December 2010, the Company amended certain of its affiliated reinsurance treaties to change the settlement mode from monthly to annual. As a result of these treaty amendments, we were required to pay Prudential Insurance the premium difference that resulted. Settlement of the premium difference was made by transfer of securities that had an amortized cost of $19 million and a fair market value of $20 million. The difference between amortized cost and fair market value was accounted for as an increase of $1 million to additional paid-in capital, net of taxes in 2010.

In December 2011, the Company purchased commercial loan securities from its parent company, Pruco Life. These securities had an amortized cost of $10 million and a fair market value of $11 million. The difference between amortized cost and fair market value of these transfers was accounted for as a decrease of $1 million to additional paid-in capital, net of taxes in 2011.

In December 2011, the Company sold fixed maturity securities to its parent company, Pruco Life. These securities had an amortized cost of $13 million and a fair market value of $14 million. The difference between amortized cost and fair market of these transfers was accounted for as an increase of $1 million to additional paid-in capital, net of taxes in 2011.

Debt Agreements

The Company and its parent, Pruco Life, have an agreement with an affiliate, Prudential Funding, LLC, which allows it to borrow funds for working capital and liquidity needs. The borrowings under this agreement are limited to $200 million. The Company had $15 million in Pru Funding short term debt and $11 million in PFI short term debt as of December 31, 2011, and no short-term debt outstanding as of December 31, 2010.

On December 16, 2011 the Company entered into a series of four $11 million borrowings with Prudential Financial, totaling $44 million. The loans have fixed interest rates ranging from 2.65% to 3.61% and maturity dates staggered one year apart, from December 16, 2013 to December 16, 2016. The total related interest expense was $0.06 million for the year ended December 31, 2011.

Contributed Capital

In June 2011, the Company received a capital contribution from Pruco Life in the amount of $21 million to fund acquisition costs for sales of variable annuities.

In December 2011, the Company received a capital contribution from Pruco Life in the amount of $17 million to fund acquisition costs for sales of variable annuities.

Derivative Trades

In the ordinary course of business, the Company enters into over-the-counter (“OTC”) derivative contracts with an affiliate, Prudential Global Funding, LLC. For these OTC derivative contracts, Prudential Global Funding, LLC has a substantially equal and offsetting position with external counterparties.

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2011 and 2010 are summarized in the table below:

	Three Months Ended
	March 31	June 30	September 30	December 31,
	(in thousands)
2011
Total revenues	$80,091	$60,302	$(51,081)	$31,820
Total benefits and expenses	37,558	46,190	116,203	30,383
Income (loss) from operations before income taxes	42,533	14,112	(167,284)	1,437
Net income (loss)	$29,779	$10,591	$(104,505)	$3,824

2010
Total revenues	$53,550	$39,035	$51,665	$73,986
Total benefits and expenses	30,833	55,987	(1,355)	(8,715)
Income (loss) from operations before income taxes	22,717	(16,952)	53,020	82,701
Net income (loss)	$16,552	$(11,901)	$39,119	$54,174

EXHIBIT INDEX

24.0	Powers of Attorney

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS	-XBRL Instance Document.

101.SCH	-XBRL Taxonomy Extension Schema Document.

101.CAL	-XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	-XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	-XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	-XBRL Taxonomy Extension Definition Linkbase Document.