Form 10-Q
period 2012-03-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2012-05-11
CIK 1038509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission file number 333-18053

Pruco Life Insurance Company of New Jersey

(Exact name of Registrant as specified in its charter)

New Jersey	22-2426091
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of May 11, 2012, 400,000 shares of the Registrant’s Common Stock (par value $5), were outstanding. As of such date, Pruco Life Insurance Company, an Arizona company and an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey Corporation, owned all of the Registrant’s Common Stock.

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

PART I-FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Financial Position

As of March 31, 2012 and 2011 (in thousands, except share amounts)

	2012	2011
ASSETS
Fixed maturities available for sale, at fair value (amortized cost: 2012–$1,143,574 ; 2011–$1,132,908)	$1,225,560	$1,219,904
Equity securities available for sale, at fair value (cost: 2012–$3,989; 2011–$1,521)	3,893	1,420
Trading account assets, at fair value	1,562	1,569
Policy loans	177,028	177,162
Short-term investments	1,634	1,069
Commercial mortgage and other loans	240,661	230,202
Other long-term investments	27,134	29,073

Total investments	1,677,472	1,660,399
Cash and cash equivalents	19,194	26,723
Deferred policy acquisition costs	312,259	262,895
Accrued investment income	16,618	17,275
Reinsurance recoverables	503,357	522,762
Receivables from parents and affiliates	31,124	23,148
Deferred sales inducements	63,340	48,102
Other assets	9,435	8,830
Separate account assets	7,054,293	6,258,008

TOTAL ASSETS	9,687,092	8,828,142

LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	1,144,368	1,133,080
Future policy benefits and other policyholder liabilities	662,413	691,967
Cash collateral for loaned securities	10,495	17,012
Securities sold under agreements to repurchase	—	3,216
Income taxes	59,528	23,178
Short-term debt to affiliates	31,000	26,000
Long-term debt to affiliates	44,000	44,000
Payables to parent and affiliates	113	2,267
Other liabilities	68,272	67,081
Separate account liabilities	7,054,293	6,258,008

TOTAL LIABILITIES	9,074,482	8,265,809

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)
EQUITY
Common stock, ($5 par value; 400,000 shares, authorized, issued and outstanding)	2,000	2,000
Additional paid-in capital	207,928	207,928
Retained earnings	358,671	305,281
Accumulated other comprehensive income	44,011	47,124

TOTAL EQUITY	612,610	562,333

TOTAL LIABILITIES AND EQUITY	$9,687,092	$8,828,142

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Unaudited Interim Statements of Operations and Comprehensive Income

Three Months Ended March 31, 2012 and 2011 (in thousands)

	Three Months Ended March 31,
	2012	2011
REVENUES
Premiums	$2,742	$2,934
Policy charges and fee income	34,608	27,927
Net investment income	19,895	19,089
Asset administration fees	6,577	4,293
Other income	907	945
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(117)	(2,644)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	106	2,596
Other realized investment gains, net	14,297	24,947

Total realized investment gains, net	14,286	24,899

TOTAL REVENUES	79,015	80,087

BENEFITS AND EXPENSES
Policyholders’ benefits	10,374	9,666
Interest credited to policyholders’ account balances	(201)	10,131
Amortization of deferred policy acquisition costs	(25,228)	7,492
General, administrative and other expenses	15,360	11,976

TOTAL BENEFITS AND EXPENSES	305	39,265

INCOME FROM OPERATIONS BEFORE INCOME TAXES	78,710	40,822

Income tax expense	25,320	12,256

NET INCOME	$53,390	$28,566

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	37	75
Unrealized investment gains (losses) for the period	(4,972)	(3,112)
Reclassification adjustment for (gains) losses included in net income	146	1,672

Net unrealized investment gains (losses)	(4,826)	(1,440)

Other comprehensive income (loss), before tax:	(4,789)	(1,365)
Less: Income tax expense (benefit) related to items of other comprehensive income (loss)	(1,676)	(478)

Other comprehensive income (loss), net of tax:	(3,113)	(887)

COMPREHENSIVE INCOME	$50,277	$27,679

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Unaudited Interim Statements of Stockholder’s Equity

Three Months Ended March 31, 2012 and 2011 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2011	$2,000	$207,928	$305,281	$47,124	$562,333
Comprehensive income:
Net income	—	—	53,390	—	53,390
Other comprehensive income (loss), net of tax	—	—	—	(3,113)	(3,113)

Total comprehensive income					50,277

Balance, March 31, 2012	$2,000	$207,928	$358,671	$44,011	$612,610

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2010	$2,000	$169,742	$365,068	$29,130	$565,940
Comprehensive income:
Net income	—	—	28,566	—	28,566
Other comprehensive income (loss), net of tax	—	—	—	(887)	(887)

Total comprehensive income					27,679

Balance, March 31, 2011	$2,000	$169,742	$393,634	$28,243	$593,619

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Unaudited Interim Statements of Cash Flows

Three Months Ended March 31, 2012 and 2011 (in thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$53,390	$28,566
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	(7,427)	(7,251)
Interest credited to policyholders’ account balances	(201)	10,131
Realized investment (gains) losses, net	(14,286)	(24,899)
Amortization and other non-cash items	(782)	(809)
Change in:
Future policy benefits and other insurance liabilities	27,453	23,164
Reinsurance recoverables	(21,689)	(11,256)
Accrued investment income	658	649
Receivables from parent and affiliates	(7,862)	198
Payables to parent and affiliates	(2,155)	(3,881)
Deferred policy acquisition costs	(47,813)	(23,835)
Income taxes payable	38,209	2,096
Deferred sales inducements	(5,650)	(8,465)
Other, net	(4,462)	(15,388)

Cash flows from (used in) operating activities	$7,383	$(30,980)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	$46,088	$34,648
Short-term investments	3,372	548
Policy loans	5,577	4,569
Commercial mortgage and other loans	1,380	6,646
Other long-term investments	725	412
Equity securities, available for sale	—	—
Payments for the purchase/origination of:
Fixed maturities, available for sale	(57,309)	(56,979)
Short-term investments	(3,937)	(1,025)
Policy loans	(3,577)	(3,612)
Commercial mortgage and other loans	(11,871)	(8,150)
Other long-term investments	(816)	(1,473)
Equity securities, available for sale	(2,500)	—
Notes receivable from parent and affiliates, net	643	680
Other	109	(100)

Cash flows from (used in) investing activities	$(22,116)	$(23,836)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Policyholders’ account deposits	$40,601	$32,673
Policyholders’ account withdrawals	(25,360)	(28,409)
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(9,733)	13,435
Net change in financing arrangements (maturities 90 days or less)	5,000	8,000
Drafts outstanding	(3,304)	27,236
Net change in long-term borrowing	—	—

Cash flows from (used in) financing activities	$7,204	$52,935

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,529)	(1,881)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	26,723	87,961

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,194	$86,080

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements

1.	BUSINESS AND BASIS OF PRESENTATION

Pruco Life Insurance Company of New Jersey, or the (“Company”), is a wholly owned subsidiary of the Pruco Life Insurance Company, or (“Pruco Life”), which in turn is a wholly owned subsidiary of The Prudential Insurance Company of America, (“Prudential Insurance”). Prudential Insurance is an indirect wholly owned subsidiary of Prudential Financial, Inc., or (“Prudential Financial”). The Company is licensed to sell life insurance and annuities, primarily through third party distributors, only in New Jersey and New York.

Basis of Presentation

The Unaudited Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, or “U.S. GAAP,” on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary for a fair statement of the consolidated results of operations and financial condition of the Company have been made. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results that may be expected for the full year.

The Company has extensive transactions and relationships with Prudential Insurance and other affiliates, (as more fully described in Note 8). Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties. These financial statements should be read in conjunction with the Audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Investments and Investment Related Liabilities

The Company’s investments in debt and equity securities include fixed maturities; equity securities; and short-term investments. The accounting policies related to these, as well as commercial mortgage and other loans, are as follows:

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available-for-sale” are carried at fair value. See Note 4 for additional information regarding the determination of fair value. Interest income, as well as the related amortization of premium and accretion of discount, is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also vary based on other assumptions regarding the underlying collateral, including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments recognized in earnings and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For asset-backed and mortgage-backed securities rated below AA, or those for which an other than temporary impairment has been recorded, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as “available-for-sale,” net of tax, and the effect on deferred policy acquisition costs, deferred sales inducements and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).”

Equity securities, available-for-sale are comprised of common stock and non-redeemable preferred stock and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on deferred policy acquisition costs, deferred sales inducements and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).” The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income.”

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

Other long-term investments consist of derivatives, the Company’s investments in joint ventures and limited partnerships in which the Company does not exercise control, as well as investments in the Company’s own separate accounts, which are carried at fair value, and investment real estate. Joint venture and partnership interests are generally accounted for using the equity method of accounting, except in instances in which the Company’s interest is so minor that it exercises virtually no influence over operating and financial policies. In such instances, the Company applies the cost method of accounting. The Company’s share of net income from investments in joint ventures and partnerships is generally included in “Net investment income.”

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

For debt securities, the split between the amount of an other-than-temporary impairment recognized in other comprehensive income and the net amount recognized in earnings is driven principally by assumptions regarding the amount and timing of projected cash flows. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions, based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company has developed these estimates using information based on its historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security, such as the general payment terms of the security and the security’s position within the capital structure of the issuer.

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

Asset Administration Fees

The Company receives asset administration fee income from policyholders’ account balances invested in The Prudential Series Funds or, “PSF,” which are a portfolio of mutual fund investments related to the Company’s separate account products. Also, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust Funds (see Note 8). In addition, the Company receives fees from policyholders’ account balances invested in funds managed by companies other than affiliates of Prudential Insurance. Asset administration fees are recognized as income when earned.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, financial indices, or the values of securities. Derivative financial instruments generally used by the Company include swaps and options which are contracted in the over-the-counter market with an affiliate. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models. Values can be affected by changes in interest rates, financial indices, values of securities, credit spreads, market volatility, expected returns, non-performance risks and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and non-performance risk used in valuation models.

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

The Company sells variable annuity contracts that include optional living benefit features that may be treated from an accounting perspective as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these embedded derivatives to an affiliate, Pruco Reinsurance Ltd. (“Pruco Re”). The embedded derivatives related to the living benefit features and the related reinsurance agreements are

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

carried at fair value and included in “Future policy benefits and other policyholder liabilities” and “Reinsurance recoverables,” respectively. Changes in the fair value are determined using valuation models as described in Note 4, and are recorded in “Realized investment gains (losses), net.”

Income Taxes

The Company determines its interim tax provision using the annual effective tax rate methodology in accordance with the authoritative guidance. The increase in the income tax expense and change in effective tax rate was primarily driven by a change from pre-tax income for the three months ended March 31, 2011 to the pre-tax income for the three months ended March 31, 2012.

Adoption of New Accounting Pronouncements

Effective January 1, 2012, the Company adopted, retrospectively, updated guidance regarding the presentation of comprehensive income. The updated guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Under the updated guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not change the items that are reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company opted to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement of comprehensive income. The Unaudited Interim Financial Statements included herein reflect the adoption of this updated guidance.

Effective January 1, 2012, the Company adopted, prospectively, updated guidance regarding the fair value measurements and disclosure requirements. The updated guidance clarifies existing guidance related to the application of fair value measurement methods and requires expanded disclosures. The expanded disclosures required by this guidance are included in Note 4. Adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

Effective January 1, 2012, the Company adopted, prospectively, updated guidance regarding the assessment of effective control for repurchase agreements. The Company’s adoption of this guidance did not have a material effect on the Company’s financial position, results of operations, and financial statement disclosures.

Effective January 1, 2012, the Company adopted retrospectively new authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Under the amended guidance acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition with independent third parties or employees that are essential to the contract transaction, as well as the portion of employee compensation, including payroll fringe benefits, and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. Prior period financial information presented in these financial statements has been adjusted to reflect the retrospective adoption of the amended guidance. The impact of the retrospective adoption of this guidance on previously reported December 31, 2011 balances was a reduction in “Deferred policy acquisition costs” of $91 million, an increase in “Policyholders’ Account Balances” of $0.2 million, and a reduction in “Total equity” of $59 million. The impact of the retrospective adoption of this guidance on previously reported income from continuing operations before income taxes for three months ended March 31, 2011 was a decrease of $1.7 million. The lower level of costs now qualifying for deferral will be only partially offset by a lower level of amortization of “Deferred policy acquisition costs,” and, as such, will initially result in lower earnings in future periods primarily reflecting lower deferrals of wholesaler costs. While the adoption of this amended guidance changes the timing of when certain costs are reflected in the Company’s results of operations, it has no effect on the total acquisition costs to be recognized over time and has no impact on the Company’s cash flows.

The following tables present amounts as previously reported in 2011, the effect of the change due to the retrospective adoption of the amended guidance related to the deferral of acquisition costs as described above, and the adjusted amounts that are reflected in the Unaudited Interim Financial Statements included herein.

Unaudited Interim Statements of Financial Position:

	December 31, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
Deferred policy acquisition costs	$354,167	$(91,272)	$262,895
TOTAL ASSETS	8,919,414	(91,272)	8,828,142
Policyholders’ account balances	1,132,897	183	1,133,080
Income taxes	55,188	(32,010)	23,178
TOTAL LIABILITIES	8,297,636	(31,827)	8,265,809
Retained earnings	370,352	(65,071)	305,281
Accumulated other comprehensive income	41,498	5,626	47,124
TOTAL EQUITY	621,778	(59,445)	562,333
TOTAL LIABILITIES AND EQUITY	$8,919,414	$(91,272)	$8,828,142

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Unaudited Interim Statements of Operations:

	Three Months Ended March 31, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
REVENUES
Policy charges and fee income	$27,931	$(4)	$27,927
Total revenues	80,091	(4)	80,087
BENEFITS AND EXPENSES
Amortization of deferred policy acquisition costs	9,462	(1,970)	7,492
General, administrative and other expenses	8,299	3,677	11,976
Total benefits and expenses	37,558	1,707	39,265
INCOME FROM OPERATIONS BEFORE INCOME TAXES	42,533	(1,710)	40,822
Income tax expense (benefit)	12,754	(497)	12,256
NET INCOME	$29,779	$(1,213)	$28,566

Unaudited Interim Statements of Cash Flows:

	Three Months Ended March 31, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,779	$(1,213)	$28,566
Policy charges and fee income	(7,253)	2	(7,251)
Change in:
Deferred policy acquisition costs	(25,605)	1,770	(23,835)
Income taxes payable	2,656	(560)	2,096
Cash flows from (used in) operating activities	$(30,981)	$1	$(30,980)

3.	INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S.government authorities and agencies	$29,106	$5,067	$—	$34,173	$—
Obligations of U.S. states and their political subdivisions	2,791	5	38	2,758	—
Foreign government bonds	16,369	2,113	—	18,482	—
Public utilities	130,022	9,272	713	138,581	—
All other corporate securities	720,245	54,243	1,669	772,819	(45)
Asset-backed securities (1)	65,212	1,649	1,592	65,269	(2,378)
Commercial mortgage-backed securities	86,264	7,277	1	93,540	—
Residential mortgage-backed securities (2)	93,565	6,496	123	99,938	(379)

Total fixed maturities, available-for-sale	$1,143,574	$86,122	$4,136	$1,225,560	$(2,802)

Equity securities, available-for-sale
Common Stocks:
Industrial, miscellaneous & other	2,905	—	106	2,799
Non-redeemable preferred stocks	1,084	10	—	1,094

Total equity securities, available-for-sale	$3,989	$10	$106	$3,893

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI” which were not included in earnings. Amount excludes $1.4 million of net unrealized gains (losses) on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S.government authorities and agencies	$29,889	$6,049	$—	$35,938	$—
Obligations of U.S. states and their political subdivisions	2,793	33	—	2,826	—
Foreign government bonds	20,868	2,163	—	23,031	—
Public utilities	119,583	10,810	225	130,168	—
All other corporate securities	710,738	55,737	622	765,853	(45)
Asset-backed securities (1)	72,050	1,647	2,065	71,632	(3,513)
Commercial mortgage-backed securities	89,238	6,770	2	96,006	—
Residential mortgage-backed securities (2)	87,749	6,859	158	94,450	(391)

Total fixed maturities, available-for-sale	$1,132,908	$90,068	$3,072	$1,219,904	$(3,949)

Equity securities, available-for-sale
Common Stocks:
Industrial, miscellaneous & other	405	—	70	335
Non-redeemable preferred stocks	1,116	1	32	1,085

Total equity securities available-for-sale	$1,521	$1	$102	$1,420

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI which, were not included in earnings. Amount excludes $3 million of net unrealized gains (losses) on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturities by contractual maturities at March 31, 2012, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$124,823	$129,602
Due after one year through five years	307,738	334,015
Due after five years through ten years	302,794	329,098
Due after ten years	163,178	174,098
Asset-backed securities	65,212	65,269
Commercial mortgage-backed securities	86,264	93,540
Residential mortgage-backed securities	93,565	99,938

Total	$1,143,574	$1,225,560

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

The following table depicts the sources of fixed maturity proceeds, equity security proceeds, and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$5,033	$2,522
Proceeds from maturities/repayments	42,146	32,073
Gross investment gains from sales, prepayments, and maturities	468	986
Gross investment losses from sales and maturities	—	(40)
Equity securities, available-for-sale
Proceeds from sales	$—	$—
Proceeds from maturities/repayments	—	—
Gross investment gains from sales	—	—
Gross investment losses from sales	—	—
Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(11)	$(48)
Writedowns for other-than-temporary impairment losses on equity securities	$(31)	$(190)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

As discussed in Note 2, a portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities are recognized in “Other comprehensive income (loss)” (“OCI”). For these securities, the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Balance, beginning of period	$3,438	$6,763
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(805)	(1,105)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	—	—
Credit loss impairment recognized in the current period on securities not previously impaired	—	—
Additional credit loss impairments recognized in the current period on securities previously impaired	—	48
Increases due to the passage of time on previously recorded credit losses	25	79
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(15)	(203)

Balance, end of period	$2,643	$5,582

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Trading Account Assets

The following table provides information relating to trading account assets, at fair value as of the dates indicated:

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Equity securities (1)	1,695	1,562	1,695	1,569

Total trading account assets	$1,695	$1,562	$1,695	$1,569

(1)	Included in equity securities are perpetual preferred stock securities that have characteristics of both debt and equity securities.

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income” was less than ($0.1) million and none during the three months ended March 31, 2012 and March 31, 2011, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows as of the dates indicated:

	March 31, 2012		December 31, 2011
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and other loans by property type:
Industrial	$42,742	17.7%	$42,884	18.5%
Retail	61,353	25.3	55,216	23.8
Apartments/Multi-Family	38,128	15.7	37,689	16.3
Office	25,995	10.7	26,100	11.3
Hospitality	14,445	6.0	14,475	6.2
Other	36,955	15.3	37,150	16.1

Total commercial mortgage loans by property type	219,618	90.7	213,514	92.2
Agricultural property loans	22,484	9.3	18,098	7.8

Total commercial mortgage and agricultural loans by property type	242,102	100.0%	231,612	100.0%

Valuation allowance	(1,441)		(1,410)

Total net commercial and agricultural mortgage loans by property type	$240,661		$230,202

The commercial mortgage and agricultural loans are geographically dispersed throughout the United States with the largest concentrations in Florida (12%), Texas (12%), and New Jersey (9%) at March 31, 2012.

Activity in the allowance for losses for all commercial mortgage and other loans, for the periods ended March 31, 2012 and December 31, 2011, is as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Allowance for losses, beginning of year	$1,410	$1,409
Addition to / (release of) allowance of losses	31	1

Allowance for losses, end of year (1)	$1,441	$1,410

(1)	Agricultural loans represent $0.04 million and $0.02 million of the ending allowance at March 31, 2012 and December 31, 2011, respectively.

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and agricultural loans for the periods ended March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	Total Loans
	(in thousands)
Allowance for Credit Losses:
Ending Balance: individually evaluated for impairment (1)	$—	$—
Ending Balance: collectively evaluated for impairment (2)	1,441	1,410

Total ending balance	$1,441	$1,410

Recorded Investment: (3)
Ending balance: individually evaluated for impairment (1)	$—	$—
Ending balance: collectively evaluated for impairment (2)	242,102	231,612

Total ending balance, gross of reserves	$242,102	$231,612

(1)	There were no agricultural loans individually evaluated for impairments at March 31, 2012 and December 31, 2011.
(2)	Agricultural loans collectively evaluated for impairment had a recorded investment of $22 million and $8 million with no related allowances at March 31, 2012 and December 31, 2011, respectively.
(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected.

As of both March 31, 2012 and December 31, 2011, there were no impaired commercial mortgage loans identified in management’s specific review.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. As of both March 31, 2012 and December 31, 2011, the Company held no such loans. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

As described in Note 2, loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage and other loans. As of March 31, 2012 and December 31, 2011, 95% of the $242 million recorded investment and 94% of the $232 million recorded investment, respectively, had a loan-to-value ratio of less than 80%. As of March 31, 2012 and December 31, 2011, 99% and 99% of the recorded investment, respectively, had a debt service coverage ratio of 1.0X or greater. As of March 31, 2012, approximately $2 million or 1% of the recorded investment had a loan-to-value ratio greater than 100% or debt service coverage ratio less than 1.0X, reflecting loans where the mortgage amount exceeds the collateral value or where current debt payments are greater than income from property operations; none of which related to agricultural loans. As of December 31, 2011, approximately $2 million or 1% of the recorded investment had a loan-to-value ratio greater than 100% or debt service coverage ratio less than 1.0X; none of which related to agricultural loans.

As of both March 31, 2012 and December 31, 2011, all commercial mortgage and other loans were in current status. The Company defines current in its aging of past due commercial mortgage and agricultural loans as less than 30 days past due.

Commercial mortgage and other loans on nonaccrual status totaled $0.0 million and $3.2 million as of March 31, 2012 and December 31, 2011, respectively, and were primarily related to Hospitality. See Note 2 for further discussion regarding nonaccrual status loans.

For the three months ended March 31, 2012, there were no commercial mortgage and other loans sold or acquired.

Net Investment Income

Net investment income for the three months ended March 31, 2012 and 2011, was from the following sources:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Fixed maturities, available-for-sale	$14,743	$13,872
Equity securities, available-for-sale	1	4
Trading account assets	3	—
Commercial mortgage and other loans	3,265	3,155
Policy loans	2,325	2,341
Short-term investments and cash equivalents	13	26
Other long-term investments	443	480

Gross investment income	20,793	19,878
Less: investment expenses	(898)	(789)

Net investment income	$19,895	$19,089

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three months ended March 31, 2012 and 2011 were from the following sources:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Fixed maturities	$457	$898
Equity securities	(31)	(190)
Commercial mortgage and other loans	(31)	(126)
Short-term investments and cash equivalents	—	—
Joint ventures and limited partnerships	—	—
Derivatives	13,891	24,317

Realized investment gains (losses), net	$14,286	$24,899

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains and losses on securities classified as “available-for-sale” and certain other long-term investments and other assets are included in the Company’s Unaudited Interim Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from “Other comprehensive income (loss)” those items that are included as part of “Net income” for a period that had been part of “Other comprehensive income (loss)” in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains and losses, are as follows:

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2011	$(1,417)	$739	$(142)	$287	$(533)
Net investment gains (losses) on investments arising during the period	223	—	—	(78)	145
Reclassification adjustment for (gains) losses included in net income	(140)	—	—	49	(91)
Reclassification adjustment for OTTI losses excluded from net income(1)	(106)	—	—	37	(69)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	—	(44)	—	15	(29)
Impact of net unrealized investment (gains) losses on policyholders’ account balances	—	—	(6)	2	(4)

Balance, March 31, 2012	$(1,440)	$695	$(148)	$312	$(581)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs and Other Costs	Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2011	$89,602	$(31,698)	$15,379	$(25,649)	$47,634
Net investment gains (losses) on investments arising during the period	(5,838)	—	—	2,043	(3,795)
Reclassification adjustment for (gains) losses included in net income	286	—	—	(100)	186
Reclassification adjustment for OTTI losses excluded from net income(2)	106	—	—	(37)	69
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	—	1,753	—	(614)	1,139
Impact of net unrealized investment (gains) losses on policyholders’ account balances	—	—	(1,060)	372	(688)

Balance, March 31, 2012	$84,156	$(29,945)	$14,319	$(23,985)	$44,545

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

The table below presents net unrealized gains (losses) on investments by asset class at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(1,440)	$(1,417)
Fixed maturity securities, available for sale - all other	83,426	88,414
Equity securities, available for sale	(96)	(100)
Derivatives designated as cash flow hedges (1)	(1,013)	(630)
Other investments	1,839	1,918

Net unrealized gains (losses) on investments	$82,716	$88,185

(1)	See Note 5 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following tables shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$—	$—	$—	$—	$—
Obligations of U.S. states and their political subdivisions	2,432	38	—	—	2,432	38
Foreign government bonds	—	—	—	—	—	—
Corporate securities	73,585	2,266	973	116	74,558	2,382
Commercial mortgage-backed securities	—	—	810	1	810	1
Asset-backed securities	12,566	101	9,063	1,491	21,629	1,592
Residential mortgage-backed securities	15,251	74	649	49	15,900	123

Total	$103,834	$2,479	$11,495	$1,657	$115,329	$4,136

	December 31, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$—	$—	$—	$—	$—
Corporate securities	31,041	670	998	177	32,039	847
Asset-backed securities	33,246	285	7,384	1,780	40,630	2,065
Commercial mortgage-backed securities	—	—	1,051	2	1,051	2
Residential mortgage-backed securities	4,367	158	—	—	4,367	158

Total	$68,654	$1,113	$9,433	$1,959	$78,087	$3,072

The gross unrealized losses at March 31, 2012 and December 31, 2011 are composed of $2 million and $1 million, respectively, related to high or highest quality securities based on National Association of Insurance Commissioners, or “NAIC”, or equivalent rating and $2 million and $2 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At March 31, 2012, $1.3 million of the gross unrealized losses represented declines in value of greater than 20%, none of which had been in that position for less than six months, as compared to $1.6 million at December 31, 2011 that represented declines in value of greater than 20%, 0.1 million of which had been in that position for less than six months. At March 31, 2012 and December 31, 2011, the $2 million and $2 million, respectively, of gross unrealized losses of twelve months or more were concentrated in asset-backed securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at March 31, 2012 and December 31, 2011. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At March 31, 2012, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Duration of Gross Unrealized Loss Positions for Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
			(in thousands)
Equity securities, available for sale	$2,760	$106	$—	$—	$2,760	$106

	December 31, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
			(in thousands)
Equity securities, available for sale	$316	$102	$—	$—	$316	$102

At March 31, 2012, $23 thousand of the gross unrealized losses represented declines in value of greater than 20%, all of which have been in that position for less than six months. At December 31, 2011, $99 thousand of the gross unrealized losses represented declines of greater than 20%, all of which have been in that position for less than nine months. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at March 31, 2012 and December 31, 2011.

4.	FAIR VALUE OF ASSETS AND LIABILITIES

Fair Value Measurement – Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative guidance around fair value establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

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

Level 2 - Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not actively trade and are priced based on a net asset value), certain commercial mortgage loans, certain short-term investments and certain cash equivalents (primarily commercial paper), and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities or through the use of valuation methodologies using observable market inputs. Prices from services are validated through comparison to trade data and internal estimates of current fair value, generally developed using market observable inputs and economic indicators.

Level 3 - Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, certain commercial mortgage loans, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Company may choose to over-ride the third-party pricing information or quotes received and apply internally- developed values to the related assets or liabilities. To the extent the internally-developed valuations use significant unobservable inputs, they are classified as Level 3. As of March 31, 2012 and December 31, 2011, these over-rides on a net basis were not material.

The Company has established policies and guidelines that require the establishment of valuation methodologies and consistent application of such methodologies. These policies and guidelines govern the use of inputs and price source hierarchies and provide controls around the valuation processes. These controls include appropriate review and analysis of prices against market activity or indicators of reasonableness, approval of price source changes, price overrides, methodology changes and classification of fair value hierarchy levels. The valuation policies and guidelines are reviewed and updated as appropriate.

Assets and Liabilities by Hierarchy Level - The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of March 31, 2012
	Level 1	Level 2	Level 3	Netting (2)		Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$34,173	$—	$		$34,173
Obligations of U.S. states and their political subdivisions	—	2,758	—			2,758
Foreign government bonds	—	18,482	—			18,482
Corporate securities	—	903,729	7,671			911,400
Asset-backed securities	—	47,618	17,651			65,269
Commercial mortgage-backed securities	—	93,540	—			93,540
Residential mortgage-backed securities	—	99,938	—			99,938

Sub-total	—	1,200,238	25,322			1,225,560
Trading account assets:
Equity Securities	—	—	1,562			1,562

Sub-total	—	—	1,562			1,562
Equity securities, available for sale:	2,763	—	1,130			3,893
Short-term investments	1,634	—	—			1,634
Cash equivalents	—	16,620	—			16,620
Other long-term investments	—	6,583	—		(2,659)	3,924
Reinsurance Recoverable	—	—	18,609			18,609
Other assets	—	8,671	—			8,671

Sub-total excluding separate account assets	4,397	1,232,112	46,623		(2,659)	1,280,473
Separate account assets (1)	207,716	6,840,533	6,044			7,054,293

Total assets	$212,113	$8,072,645	$52,667		$(2,659)	$8,334,766

Future policy benefits	—	—	28,237		—	28,237
Other liabilities	—	2,659	—		(2,659)	—

Total liabilities	$—	$2,659	$28,237		$(2,659)	$28,237

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

	As of December 31, 2011
	Level 1	Level 2	Level 3	Netting (2)		Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$35,938	$—	$		$35,938
Obligations of U.S. states and their political subdivisions	—	2,826	—			2,826
Foreign government bonds	—	23,031	—			23,031
Corporate securities	—	894,266	1,755			896,021
Asset-backed securities	—	53,005	18,627			71,632
Commercial mortgage-backed securities	—	96,006	—			96,006
Residential mortgage-backed securities	—	94,450	—			94,450

Sub-total	—	1,199,522	20,382			1,219,904
Trading account assets:
Equity Securities	—	—	1,569			1,569

Sub-total	—	—	1,569			1,569
Equity securities, available for sale:	276	—	1,144			1,420
Short-term investments	1,069	—	—			1,069
Cash equivalents	10,000	14,381	—			24,381
Other long-term investments	—	8,764	18		(2,094)	6,688
Reinsurance Recoverables	—	—	53,677			53,677
Other assets	—	8,647	—			8,647

Sub-total excluding separate account assets	11,345	1,231,314	76,790		(2,094)	1,317,355
Separate account assets (1)	141,133	6,110,880	5,995			6,258,008

Total assets	$152,478	$7,342,194	$82,785		$(2,094)	$7,575,363

Future policy benefits	—	—	76,996		—	76,996
Other liabilities	—	2,094	—		(2,094)	—

Total liabilities	$—	$2,094	$76,996		$(2,094)	$76,996

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Statement of Financial Position.
(2)	“Netting” amounts represent the impact of offsetting asset and liability positions held within the same counterparty. The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below.

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

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally-developed valuation. As of March 31, 2012 and December 31, 2011, over-rides on a net basis were not material. Internally-developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally-developed valuations and non-binding broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Trading Account Assets – Trading account assets are comprised of perpetual preferred stock whose fair values are determined consistent with similar instruments described below under “Equity Securities”.

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

Derivatives classified as Level 3 may include first-to-default credit basket swaps and other structured products. These derivatives are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. The fair values of first to default credit basket swaps are derived from relevant observable inputs such as: individual credit default spreads, interest rates, recovery rates and unobservable model-specific input values such as correlation between different credits within the same basket. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer values. As of March 31, 2012, and December 31, 2011, there were derivatives with the fair value of $0 and $18 thousand classified within Level 3, and all other derivatives were classified within Level 2. See Note 5 for more details on the fair value of derivative instruments by primary underlying.

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

Separate Account Assets – Separate Account Assets primarily include fixed maturity securities, treasuries, equity securities and real estate investments for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities,” “Equity Securities” and “Other Long-Term Investments.” .

Other Assets – Other assets carried at fair value include affiliated bonds within our legal entity whose fair value are determined consistent with similar securities described above under “Fixed Maturity Securities” managed by affiliated asset managers.

Reinsurance Recoverables – Reinsurance recoverables carried at fair value include the reinsurance of our living benefit guarantees on certain of our variable annuities. These guarantees are accounted for as embedded derivatives and are described below in “Future Policy Benefits”. The reinsurance agreements covering these guarantees are derivatives and are accounted for in the same manner as an embedded derivative.

Future Policy Benefits – The liability for future policy benefits primarily includes general account liabilities for guarantees on variable annuity contracts, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), accounted for as embedded derivatives. The fair values of the GMAB, GMWB, and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment.

Significant inputs to the valuation models for the embedded derivatives associated with the optional living benefit features of the Company’s variable annuity products include capital market assumptions, such as interest rate and implied volatility assumptions, the Company’s market-perceived risk of its own non-performance (“NPR”), as well as various assumptions that are actuarially determined, including lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Since many of the assumptions utilized in the valuation of the embedded derivatives associated with the Company’s optional living benefit features are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 in the fair value hierarchy.

Capital market inputs and actual policyholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets, and implied volatility. In the risk neutral valuation, interest rates are used to both grow the policyholders’ account values as well as discount all projected future cash flows. The Company’s discount rate assumption is based on the LIBOR swap curve, and is adjusted for NPR, as discussed below. Assuming all other assumptions remain unchanged, a decline in interest rates will generally cause account values to grow more slowly, increasing future expected benefit payments, as well as decreasing the discounting impact in the present value calculation, both of which would cause increases in the fair value of the liability. The opposite impacts occur as interest rates rise. Implied volatility also impacts the estimate of future expected benefit payments. An increase in implied volatility will generally increase future expected benefit payments, causing an increase in the fair value of the liability. The opposite impact occurs as implied volatility declines.

Actuarial assumptions are reviewed at least annually, and updated based upon historical experience giving consideration to any observable market data, including market transactions such as acquisitions and reinsurance transactions. Assumptions relating to contractholder behavior such as lapse, benefit utilization, withdrawal, and mortality rates, are based on experience by product type and/or year of contract issuance. Unless a material change in contractholder behavior or mortality experience that the Company feels is indicative of a long term trend is observed in an interim periods, assumptions related to contractholder behavior and mortality are generally updated in the third quarter of each year by considering the actual experience that has occurred during the period from the most recent update to the expected amounts. These assumptions require the use of management judgment and are discussed in further detail below.

Level 3 Assets and Liabilities by Price Source – The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of March 31, 2012
	Internal(1)	External(2)	Total
	(in thousands)
Corporate securities	6,759	912	7,671
Asset-backed securities	62	17,589	17,651
Equity securities	1,130	1,562	2,692
Reinsurance Recoverables	18,609	—	18,609

Sub-total excluding separate account assets	26,560	20,063	46,623
Separate account assets:
Other Invested Assets	6,044	—	6,044

Total assets	$32,604	$20,063	$52,667

Future policy benefits	$28,237	$—	$28,237
Other Liabilities	—	—	—

Total liabilities	$28,237	$—	$28,237

(1)	Represents valuations reflecting both internally-derived and market inputs, as well as third-party pricing information or quotes. See below for additional information related to internally-developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent non-binding broker quotes where pricing inputs are not readily available.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The table below represents quantitative information on significant internally priced Level 3 assets and liabilities.

	As of March 31, 2012
	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(in thousands)
Assets:
Corporate securities	$6,759	Discounted cash flow	Discount rate	$7.5%(7.5%)

		Market comparables	EBITDA multiples (1)	7.5X(7.5X)

Reinsurance Recoverables	$18,609	Fair values are determined in the same manner as future policy benefits

Separate account assets:
Other invested assets	$6,044	-see discussion below

Liabilities:
Future policy benefits	$28,237	Discounted cash flow	Lapse rate	0% - 15%
			NPR spread	0.4% - 2%
			Utilization rate	60% -90%
			Withdrawal rate	90% -100%
			Mortality rate (2)	0% -10%
			Volatility curve	18% - 30%

(1)	EBITDA multiples represent multiples of earnings before interest, taxes, depreciation and amortization, and are amounts used when the reporting entity has determined that market participants would use such multiples when pricing the investments.
(2)	Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%.

Corporate Securities – Internally priced corporate securities classified in Level 3 include certain below investment grade watchlist and distressed fixed maturity securities. For securities where discounted cash flows are used, the primary unobservable input is the internally developed discount rate. Significant increases in the discount rate would result in a significantly lower fair value, with the reverse being true for decreases in the discount rate. In certain cases, the Company uses an estimated liquidation value of the borrower or underlying assets. The Company also applies market comparables, such as earnings before interest, taxes, depreciation and amortization (EBITDA) multiples for certain securities. In isolation, an increase in the value of these inputs would result in an increase in fair value, with the reverse being true for decreases in the value of these inputs.

Separate Account Assets – Other Invested Assets – Other Invested Assets held within the separate accounts include investments in real estate that are reported at fair value. In general, these fair value estimates are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. In cases where real estate investments are made through indirect investments, fair value is generally determined by the Company’s equity in net assets of the entities. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments are typically included in the Level 3 classification unless otherwise noted.

Changes in fair value of these investments are borne by customers and are thus offset by changes in separate account liabilities on the Company’s Unaudited Interim Statements of Financial Position. As a result, changes in value associated with these investments do not impact the Company’s Unaudited Interim Statements of Operations. In addition, fees earned by the Company related to the management of these assets do not change due to changes in the fair value of these investments.

Reinsurance Recoverables – Reinsurance recoverables carried at fair value include the reinsurance of our living benefit guarantees on certain of our variable annuities. These guarantees are accounted for as embedded derivatives and are described below in “Future Policy Benefits”. The reinsurance agreements covering these guarantees are derivatives and are accounted for in the same manner as an embedded derivative.

Future Policy Benefits – Future policy benefits classified as Level 3 are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. As described above, the significant unobservable inputs to the valuation models for the embedded derivatives associated with the optional living benefit features of the Company’s variable annuity products include various assumptions that are actuarially determined, including lapse rates, benefit utilization rates, withdrawal rates and mortality rates as well as volatility assumptions and assumptions used to reflect NPR.

The Company’s dynamic lapse rate assumption adjusts the base lapse rate at the contract level based on a comparison of the actuarially calculated guaranteed amount and the current policyholder account value as well as other factors, such as the applicability of any surrender charges. The dynamic lapse adjustment reduces the base lapse rate based on the magnitude of the difference between the guaranteed amount and the account value. In-the-money contracts are those with a guaranteed benefit in excess of the current policyholder account value. Since in-the-money contracts are less likely to lapse, the dynamic lapse adjustment will reduce the lapse rate assumption for these contracts. All else being equal, contracts having a larger difference between the guaranteed amount and the account value will have a smaller lapse rate after applying the dynamic lapse rate adjustment. For less in the money contracts, the lapse rate assumption will be closer to the base lapse rate. Lapse rates are also generally assumed to be lower for the period where surrender charges apply. A lower base lapse rate is applied to contracts in the surrender charge period. A higher base lapse rate is applied to contracts in the year the surrender charge period expires.

To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features. Since insurance liabilities are senior to debt, the Company believes that reflecting the financial strength ratings of the Company’s insurance subsidiaries in the valuation of the liability or asset appropriately takes into consideration NPR. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the financial strength of the Company’s insurance subsidiaries, as indicated by the credit spreads associated with funding agreements issued by these subsidiaries. The Company

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

adjusts these credit spreads to remove any illiquidity risk premium, which is subject to a floor based on a percentage of the credit spread. This additional spread, as mentioned in the table above, is applied at an individual contract level and only to those individual living benefit contracts in a liability position and generally not to those in a contra-liability position. An increase in the spread over LIBOR increases the discounting impact in the present value calculation and will generally cause a decrease in the fair value of the liability.

The Company’s benefit utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, including the estimated timing of the first lifetime income withdrawal by the contractholder. These assumptions vary based on the product type, the age of the contractholder, and the age of the contract. The utilization rate varies by product, based on the availability of an enhanced guarantee after a certain waiting period. For example, the utilization rates for a product with the opportunity to double the guaranteed value after a 10, 12 or 20 year accumulation period are adjusted based on contractholder experience related to such enhancement. Generally, the Company assumes about 60 – 90% of contractholders that utilize the guaranteed benefit (depending on the product type, contractholder age and contract age) will begin lifetime withdrawals at various time intervals from contract inception with the remaining contractholders either beginning lifetime withdrawals immediately or never utilizing the benefit. The impact of changes in these assumptions is highly dependent on the contract type and age of the contractholder at the time of the sale and the timing of the first lifetime income withdrawal.

The Company’s withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the amount allowable under the contract. Larger differences in the withdrawal rate assumption compared to the contractual guaranteed income withdrawal percentage, either positive or negative, will generally result in a decrease in the fair value of the liability. Prior to the exhaustion of the contractholder’s total account value the Company assumes contractholders will withdraw a certain percentage of the maximum allowable amount under the contract and will withdraw the maximum once the contractholder account value is completely exhausted.

Based on historical experience the Company applies a mortality rate adjustment compared to standard industry tables. Overall mortality rates vary by contract group based on the age of the contractholder. Generally, the Company does not expect actual mortality trends to change significantly in the short-term, and to the extent these trends may change the Company expects such changes to be gradual over the long-term. Since the variable annuity living benefits generally provide for a minimum withdrawal benefit for life, increases in mortality rates will decrease the fair value of the liability, with the reverse being true with decreases in mortality rates.

Market volatility also impacts the estimate of future expected benefit payments. The Company uses an equity volatility curve based on third party inputs. The curve starts with first year implied volatility and grades to a long-term realized volatility. The first year implied volatility determines the overall slope of the equity volatility curve. An increase in implied volatility will generally increase future expected benefit payments, causing an increase in the fair value of the liability.

Transfers between Levels 1 and 2 – There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2012 and 2011.

Changes in Level 3 assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2012, as well as the portion of gains or losses included in income for the three months ended March 31, 2011 attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2012.

	Three Months Ended March 31, 2012
	Fixed Maturities Available For Sale - Corporate Securities	Fixed Maturities Available For Sale - Asset- Backed Securities	Other Trading Account Assets - Equity Securities	Equity Securities, Available for Sale	Reinsurance Recoverables
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$1,755	$18,627	$1,569	$1,144	$53,678
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	—	(31)	(41,355)
Asset management fees and other income	—	—	(7)	—	—
Interest credited to policyholder account balances	—	—	—	—	—
Included in other comprehensive income (loss)	(205)	250	—	17	—
Net investment income	(3)	77	—	—	—
Purchases	1,495	—	—	—	6,286
Sales	—	—	—	—	—
Issuances	43	—	—	—	—
Settlements	(240)	(1,039)	—	—	—
Transfers into Level 3 (2)	4,826	—	—	—	—
Transfers out of Level 3 (2)	—	(264)	—	—	—

Fair value, end of period assets/(liabilities)	$7,671	$17,651	$1,562	$1,130	$18,609

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—	$(41,244)
Asset management fees and other income	$—	$—	$(7)	$—	$—
Interest credited to policyholder account balances	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$(211)	$256	$—	$(14)	$—

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

	Three Months Ended March 31, 2012
	Separate Account Assets (1)	Future Policy Benefits	Other Long- Term Investments
		(in thousands)
Fair value, beginning of period assets/(liabilities)	$5,995	$(76,996)	$18
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	56,992	(17)
Asset management fees and other income	—	—	—
Interest credited to policyholder account balances	49	—	—
Included in other comprehensive income	—	—	—
Net investment income	—	—	—
Purchases	—	—	—
Sales	—	—	—
Issuances	—	(8,233)	—
Settlements	—	—	(1)
Transfers into Level 3 (2)	—	—	—
Transfers out of Level 3 (2)	—	—	—

Fair value, end of period assets/(liabilities)	$6,044	$(28,237)	$—

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$56,689	$—
Asset management fees and other income	$—	$—	$—
Interest credited to policyholder account balances	$49	$—	$—
Included in other comprehensive income	$—	$—	$—

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Statements of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Transfers –Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized. Transfers out of Level 3 were primarily due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

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

	Three Months Ended March 31, 2011
	Fixed Maturities Available For Sale - Corporate Securities	Fixed Maturities Available For Sale - Asset- Backed Securities	Equity Securities, Available for Sale	Other Assets
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$3,636	$16,619	$255	$5,888
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	(190)	—
Asset management fees and other income	—	—	—	—
Included in other comprehensive income (loss)	(1)	129	205	(13)
Net investment income	31	46	-	-
Purchases	80	5,164	—	104
Sales	(88)	—	—	—
Issuances	25	—	—	—
Settlements	(59)	(614)	—	(1)
Transfers into Level 3 (2)	39	—	1,536	—
Transfers out of Level 3 (2)	—	(3,965)	—	—

Fair value, end of period assets/(liabilities)	$3,663	$17,379	$1,806	$5,978

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—
Asset management fees and other income	$—	$—	$—	$—
Interest credited to policyholder account balances	$—	$—	$—	$—
Included in other comprehensive income (loss)	$(1)	$129	$15	$(13)

	Three Months Ended March 31, 2011
	Separate Account Assets (1)	Future Policy Benefits	Other Long- Term Investments	Reinsurance recoverables
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$5,393	$41,316	$—	$11,108
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	27,884	45	(2,978)
Asset management fees and other income	—	—	—	—
Interest credited to policyholder account balances	235	—	—	—
Included in other comprehensive income (loss)	—	—	—	—
Net investment income	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	(4,719)	—	365
Settlements	—	—	—	—
Transfers into Level 3 (2)	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—

Fair value, end of period assets/(liabilities)	$5,628	$64,481	$45	$8,495

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$27,917	$41	$(2,951)
Asset management fees and other income	$—	$—	$—	$—
Interest credited to policyholder account balances	$236	$—	$—	$—
Included in other comprehensive income (loss)	$—	$—	$—	$—

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Statements of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Transfers – As a part of an ongoing monitoring assessment of pricing inputs to ensure appropriateness of the level classification in the fair value hierarchy the Company may reassign level classification from time to time. As a result of such a review, in the first quarter of 2011, it was determined that the pricing inputs for perpetual preferred stocks provided by third party pricing services were primarily based on non-binding broker quotes which could not always be verified against directly observable market information. Consequently, perpetual preferred stocks were transferred into Level 3 within the fair value hierarchy. This represents the majority of the transfers into Level 3 for Equity Securities Available-for-Sale. Other transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized. Transfers out of Level 3 were primarily due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. However, in some cases, as described below, the carrying amount equals or approximates fair value.

	March 31, 2012
	Fair Value				Carrying Amount (1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$—	$—	$259,716	$259,716	$240,661
Policy loans	—	—	222,978	222,978	177,028
Cash	2,574	—	—	2,574	2,574
Accrued investment income	—	16,618	—	16,618	16,618
Other assets	—	28,336	—	28,336	28,042
Liabilities:
Investment Contracts - Policyholders’ Account Balances	—	109,466	14,894	124,360	125,000
Cash collateral for loaned securities	—	10,495	—	10,495	10,495
Short-term debt	—	31,093	—	31,093	31,000
Long-term debt	—	45,535	—	45,535	44,000
Other liabilities	—	22,918	—	22,918	22,918

(1)	Carrying values presented herein differ from those in the Company’s Unaudited Interim Statement of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

The fair values presented above for those financial instruments have been determined by using available market standard information and by applying market valuation methodologies, as described in more detail below.

Commercial Mortgage and Other Loans

The fair value of most commercial mortgage loans is based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate plus an appropriate credit spread for similar quality loans. The quality ratings for these loans, a primary determinant of the credit spreads and a significant component of the pricing process, are based on an internally-developed methodology. Credit spreads take into account public corporate bond spreads of similar quality and maturity, commercial mortgage-backed security spreads, whole loan spreads and other relevant market information such as spread indications from market participants on new originations, as well as unobservable inputs such as specific adjustments for property types.

Policy Loans

The fair value of policy loans is calculated using a discounted cash flow model based upon current U.S. Treasury rates and historical loan repayment patterns.

Cash

The Company monitors cash to ensure there is sufficient demand and maintenance of sufficient solvency in the depository institutions. The Company believes that carrying value approximates fair value.

Accrued Investment Income

Due to the short term until settlement of accrued investment income, the Company believes that carrying value approximates fair value.

Other Assets

Other assets included in the table above reflect those assets that meet the definition of financial instruments. They include short-term receivables, such as unsettled trades and accounts receivable. Due to the short term until settlement of these assets, the Company believes that carrying value approximates fair value. Also included in other assets is an affiliated note whose fair value is determined in the same manner as the underlying debt described below under “Short-Term and Long-Term Debt”.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Investment Contracts — Policyholders’ Account Balances

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

Cash Collateral for Loaned Securities

This represents the collateral received or paid in connection with loaning or borrowing securities. The Company monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. For these transactions, the carrying value of the related asset/liability approximates fair value as they equal the amount of cash collateral received/paid.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is generally determined by either prices obtained from independent pricing services, which are validated by the Company, or discounted cash flow models. These fair values consider the Company’s own non-performance risk. Discounted cash flow models predominately use market observable inputs such as the borrowing rates currently available to the Company for debt and financial instruments with similar terms and remaining maturities. For commercial paper issuances and other debt with a maturity of less than 90 days, the carrying value approximates fair value.

Other Liabilities

Other liabilities are primarily short-term payables, such as drafts, escrow deposits and accrued expense payables. Due to the short term until settlement of these liabilities, the Company believes that carrying value approximates fair value.

5.	DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies

Interest Rate Contracts

Interest rate swaps are used by the Company to manage interest rate exposures arising from mismatches between assets and liabilities (including duration mismatches) and to hedge against changes in the value of assets it anticipates acquiring and other anticipated transactions and commitments. Swaps may be attributed to specific assets or liabilities or may be used on a portfolio basis. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed upon notional principal amount. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty at each due date.

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

Embedded Derivatives

The Company sells variable annuity contracts that include certain optional living benefit features that are accounted for as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these embedded derivatives to an affiliate, Pruco Reinsurance Ltd. (“Pruco Re”). The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value. Mark-to-market changes in the fair value of the underlying contractual guarantees are determined using valuation models as described in Note 7, and are recorded in “Realized investment gains (losses), net.”

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

The fair value of the living benefit feature embedded derivatives included in “Future policy benefits” was a liability of $28 million and $77 million as of March 31, 2012 and December 31, 2011, respectively. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re included in “Reinsurance recoverables” was an asset of $19 million and $54 million as of March 31, 2012 and December 31, 2011, respectively.

The table below provides a summary of the gross notional amount and fair value of derivatives contracts, excluding embedded derivatives which are recorded with the associated host, by the primary underlying. Many derivative instruments contain multiple underlyings.

	March 31, 2012			December 31, 2011
	Notional	Fair Value		Notional	Fair Value
Primary Underlying	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(in thousands)
Qualifying Hedges
Currency/Interest Rate
Currency Swaps	$14,972	$7	$(1,019)	$14,972	$221	$(846)

Total Qualifying Hedges	$14,972	$7	$(1,019)	$14,972	$221	$(846)

Non-Qualifying Hedges
Interest
Interest Rate Swaps	$57,200	$6,547	$—	$57,200	$8,442	$—
Credit
Interest Rate Swaps	5,000	29	(483)	17,000	118	(339)
Currency/Interest Rate
Currency Swaps	16,615	—	(1,157)	16,615	—	(909)

Total Non-Qualifying Hedges	78,815	6,576	(1,640)	90,815	8,560	(1,248)

Total Derivatives (1)	$93,787	$6,583	$(2,659)	$105,787	$8,781	$(2,094)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $31 million and $80 million as of March 31, 2012 and December 31, 2011, respectively, included in “Future policy benefits” and “Fixed maturities, available-for-sale”, respectively.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended March 31, 2012
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income(1)
	(in thousands)
Qualifying Hedges
Cash flow hedges
Currency/Interest Rate	$—	$(7)	$1	$(384)

Total qualifying hedges	—	(7)	1	(384)

Non-qualifying hedges
Interest Rate	(1,148)	—	—	—
Currency/Interest Rate	(240)	—	(3)	—
Credit	(307)	—	—	—
Embedded Derivatives	15,586	—	—	—

Total non-qualifying hedges	13,891	—	(3)	—

Total	$13,891	$(7)	$(2)	$(384)

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

	Three Months Ended March 31, 2011
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income(1)
	(in thousands)
Qualifying Hedges
Cash flow hedges
Currency/Interest Rate	$—	$(4)	$(19)	$(346)

Total qualifying hedges	—	(4)	(19)	(346)

Non-qualifying hedges
Interest Rate	(257)	—	—	—
Currency/Interest Rate	(263)	—	—	—
Credit	(375)	—	—	—
Embedded Derivatives	25,212	—	—	—

Total non-qualifying hedges	24,317	—	—	—

Total	$24,317	$(4)	$(19)	$(346)

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

For the period ending March 31, 2012, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2011	$(630)
Net deferred losses on cash flow hedges from January 1 to March 31, 2012	(389)
Amount reclassified into current period earnings	6

Balance, March 31, 2012	$(1,013)

As of March 31, 2012, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 15 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Statements of Stockholder’s Equity.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Credit Derivatives Written

The Company wrote credit derivatives under which the Company was obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, was $0 million and $10 million notional of credit default swap (“CDS”) selling protection with an associated fair value of $0 million, at March 31, 2012 and December 31, 2011, respectively. These credit derivatives generally have maturities of less than 10 years and consist of corporate securities within the finance industry. At December 31, 2011, the underlying credits had an NAIC designation rating of 1.

The Company holds certain externally managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available-for-sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated other comprehensive income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these interests was $7 million at both March 31, 2012 and December 31, 2011. The fair value of the embedded derivatives included in “Fixed maturities, available-for-sale” was a liability of $2 million and $3 million at March 31, 2012 and December 31, 2011, respectively.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of March 31, 2012 and December 31, 2011, the Company had $5 million and $7 million of outstanding notional amounts, respectively, reported at fair value as a liability of less than $1 million for both periods.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by our counterparty to financial derivative transactions. Generally, the credit exposure of the Company’s OTC derivative transactions is represented by the contracts with a positive fair value (market value) at the reporting date after taking into consideration the existence of netting agreements.

The Company has credit risk exposure to an affiliate, Prudential Global Funding, LLC or “PGF”, related to its OTC derivative transactions. PGF manages credit risk with external counterparties by entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties, and by obtaining collateral where appropriate, see Note 8.

Under fair value measurements, the Company incorporates the market’s perception of its own and the counterparty’s non-performance risk in determining the fair value of the portion of its OTC derivative assets and liabilities that are uncollateralized. Credit spreads are applied to the derivative fair values on a net basis by counterparty. To reflect the Company’s own credit spread a proxy based on relevant debt spreads is applied to OTC derivative net liability positions. Similarly, the Company’s counterparty’s credit spread is applied to OTC derivative net asset positions.

6.	COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund $9 million of commercial loans as of March 31, 2012. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $19 million as of March 31, 2012.

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

In January 2012, a qui tam action on behalf of the State of Illinois, Total Asset Recovery Services v. Met Life Inc, et al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Holdings, LLC, filed in the Circuit Court of Cook County, Illinois, was served on the Company. The complaint alleges that the Company failed to escheat life insurance proceeds to the State of Illinois in violation of the Illinois False Claims Whistleblower Reward and Protection Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs. In April 2012, the Company filed a motion to dismiss the complaint.

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

The Company is one of several companies subpoenaed by the New York Attorney General regarding its unclaimed property procedures. Additionally, the New York Department of Financial Services (“NYDFS”) has requested that 172 life insurers (including the Company) provide data to the New York Department of Insurance (“NYDOI”) regarding use of the SSMDF. The New York Office of Unclaimed Funds recently notified the Company that it intends to conduct an audit of the Company’s compliance with New York’s unclaimed property laws. The Minnesota Attorney General has also requested information regarding the Company’s use of the SSMDF and its claim handling procedures and the Company is one of several companies subpoenaed by the Minnesota Department of Commerce, Insurance Division. In February 2012, the Massachusetts Office of the Attorney General requested information regarding the Company’s unclaimed property procedures.

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

The Company participates in reinsurance with its affiliates Prudential Insurance, Prudential Arizona Reinsurance Captive Company, or “PARCC”, Pruco Re, and Prudential Arizona Reinsurance Term Company, or “PAR TERM”, through various plans of reinsurance, primarily on a yearly renewable term and coinsurance basis. This reinsurance provides risk diversification, additional capacity for future growth and limits the maximum net loss potential. For coinsurance agreements, all significant risks are ceded to the reinsurer, including mortality, investment, and lapse risk. For yearly renewable term agreements, mortality risk is the primary risk ceded to the reinsurer. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

The Company has entered into various reinsurance agreements with an affiliate, Pruco Re, to reinsure its living benefit features sold on certain of its annuities as part of its risk management and capital management strategies. For additional details on these agreements, see Note 8.

Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts are accounted for using assumptions consistent with those used to account for the underlying contracts. Amounts recoverable from reinsurers, for long duration reinsurance arrangements, are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies. The affiliated reinsurance agreements are described further in Note 8.

Effective April 1, 2008, the Company entered into an agreement to reinsure certain variable Corporate Owned Life Insurance “COLI” policies with Pruco Life.

Reinsurance amounts included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income in the first quarter of 2012 and 2011 are below.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Premiums	$43,035	$41,354
Reinsurance ceded	(40,293)	(38,420)

Premiums	$2,742	$2,934

Direct policy charges and fees	$43,930	$36,712
Reinsurance ceded	(9,322)	(8,785)

Policy charges and fees	$34,608	$27,927

Policyholders’ benefits ceded	$32,796	$26,980

Realized capital gains (losses) net, associated with derivatives	$(41,754)	$(2,978)

Realized investment gains and losses include the reinsurance of certain of the Company’s embedded derivatives. Changes in the fair value of the embedded derivatives are recognized through “Realized investment gains (losses).” The Company has entered into reinsurance agreements to transfer the risk related to certain living benefit options to Pruco Re. The reinsurance agreements contain derivatives and have been accounted for in the same manner as an embedded derivative. See Note 5 for additional information related to the accounting for embedded derivatives.

Reinsurance premiums ceded for interest-sensitive products is accounted for as a reduction of policy charges and fee income. Reinsurance ceded for term insurance products is accounted for as a reduction of premiums.

Reinsurance recoverables included in the Company’s Unaudited Interim Statements of Financial Position at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Domestic life insurance-affiliated	$483,906	$467,687
Domestic individual annuities-affiliated	18,635	53,696
Domestic life insurance-unaffiliated	816	1,379

	$503,357	$522,762

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Substantially all reinsurance contracts are with affiliates as of March 31, 2012 and December 31, 2011. These contracts are described further in Note 8.

The gross and net amounts of life insurance face amount in force as of March 31, 2012 and 2011 were as follows:

	2012	2011
	(in thousands)
Gross life insurance face amount in force	$98,712,839	$$97,194,624
Reinsurance ceded	(88,775,214)	(86,531,211)

Net life insurance face amount in force	$9,937,625	$10,663,413

8.	RELATED PARTY TRANSACTIONS

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was approximately $0.1 million for the first quarter of 2012 and 2011. The expense charged to the Company for the deferred compensation program was $0.2 million for the first quarter of 2012 and 2011.

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earning and length of service. While others are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was approximately $0.4 million for the first quarter of 2012 and 2011.

Prudential Insurance sponsors voluntary savings plans for its employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was approximately $0.2 million for the first quarter of 2012 and 2011.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

Corporate Owned Life Insurance

The Company has sold two Corporate Owned Life Insurance, or “COLI”, policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI contracts was $1,108 million at March 31, 2012 and $1,068 million at December 31, 2011. Fees related to these COLI policies were $4 million for both the first quarter of 2012 and 2011, respectively.

Reinsurance with Affiliates

Pruco Life

Effective April 1, 2008, the Company entered into an agreement to reinsure certain variable COLI policies with Pruco Life. Reinsurance recoverables related to this agreement were $3 million and $7 million as of March 31, 2012 and December 31, 2011, respectively. There were no fees ceded to Pruco Life for the first quarter of 2012 and 2011. Benefits ceded were less than $0.1 million for the first quarter of 2012 and 2011. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

PARCC

The Company reinsures 90% of the risks under its term life insurance policies, written prior to January 1, 2010, excluding My Term and ROP Term life insurance, through an automatic coinsurance agreement with PARCC. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $417 million and $403 million as of March 31, 2012 and December 31, 2011, respectively. Premiums ceded to PARCC in the first quarter of 2012 and 2011 were $31 million and $33 million, respectively. Benefits ceded in the first quarter of 2012 and 2011 were $23 million and $17 million, respectively. Reinsurance expense allowances, net of capitalization and amortization were $6 million and $7 million for the first quarter of 2012 and 2011, respectively.

PAR TERM

The Company reinsures 95% of the risks under its term life insurance policies issued on or after January 1, 2010, excluding My Term, through an automatic coinsurance agreement with PAR TERM. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $33 million and $28 million as of March 31, 2012 and December 31, 2011, respectively. Premiums ceded to PAR TERM in the first quarter of 2012 and 2011 were $9 million and $5 million, respectively. Benefits ceded to PAR TERM in the first quarter of 2012 and 2011 were $2 million and less than $1 million, respectively. Reinsurance expense allowances, net of capitalization and amortization were $2 million and less than $1 million for the first quarter of 2012 and 2011, respectively.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. The reinsurance recoverables related to this agreement were $30 million as of March 31, 2012 and December 31, 2011. Premiums and fees ceded to Prudential Insurance in the first quarter of 2012 and 2011 were $10 million and $9 million respectively. Benefits ceded to Prudential in the first quarter of 2012 and 2011 were $9 million. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

Pruco Re

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features.

The following table provides information relating to fees ceded to Pruco Re under these agreements which are included in “Realized investment (losses) gains, net” on the Unaudited Interim Statement of Operations and Comprehensive Income for the dates indicated.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Pruco Reinsurance
Effective October 1, 2011
Highest Daily Lifetime Income (“HDI”)	$1,784	$—
Spousal Highest Daily Lifetime Income (“SHDI”)	544	—
Highest Daily Lifetime 6 Plus (“HD6+”)	2,871	—
Spousal Highest Daily Lifetime 6 Plus (“SHD6+”)	1,138	—
Effective Since 2006
Spousal Lifetime Five (“SLT5”)	42	45
Effective Since 2005
Lifetime Five (“LT5”)	307	320

Total Pruco Reinsurance	$6,686	$365

Effective October 1, 2011, the Company ceded the HDI, SHDI, HD6+ and SHD6+ benefits to Pruco Re, as noted in the table above. The Company paid an initial premium of $62.3 million and established a reinsurance recoverable of $30.7 million resulting in an initial ceding loss of $31.6 million, recognized in “Realized investment gains (losses), net” in 2011.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

The Company’s reinsurance recoverables related to the above product reinsurance agreements were $19 million and $54 million as of March 31, 2012 and December 31, 2011, respectively. Realized gains (losses) were ($42) million and ($3) million for the first quarter of 2012 and 2011, respectively. Changes in realized gains (losses) for the first quarter of 2012 and 2011 periods were primarily due to changes in market conditions in the period. The underlying assets as of March 31, 2012 and December 31, 2011 are reflected in “Reinsurance recoverables” in the Company’s Unaudited Interim Statements of Financial Position.

Deferred Policy Acquisition Costs Ceded to Term Reinsurance Affiliates

In 2009 when implementing a revision to the reinsurance treaties with PARCC and PAR TERM modifications were made affecting premiums. The related impact on the deferral of ceded reinsurance expense allowance did not reflect this change resulting in the understatement of deferred reinsurance expense allowances. During second quarter 2011, the Company recorded the correction, charging $1 million to net DAC amortization which represented the cumulative impact of this change. These adjustments are not material to any previously reported quarterly or annual financial statements.

Affiliated Asset Administration Fee Income

The Company participates in a revenue sharing agreement with AST Investment Services, Inc, formerly known as American Skandia Investment Services, Inc, whereby the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $4.1 million and $2.1 million for the quarters ended March 31, 2012 and 2011, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Statements of Operations and Comprehensive Income.

The Company participates in a revenue sharing agreement with Prudential Investments LLC, whereby the Company receives fee income from policyholders’ account balances invested in The Prudential Series Fund (“PSF”). Income received from Prudential Investments LLC, related to this agreement was $1.5 million and $1.6 million for the quarters ended March 31, 2012 and 2011, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Statements of Operations and Comprehensive Income.

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

Debt Agreements

The Company is authorized to borrow funds up to $200 million from affiliates to meet its capital and other funding needs. The Company had $31 million in short term debt as of March 31, 2012, and $26 million in short-term debt as of December 31, 2011. Total interest expense on short-term affiliated debt to the Company was $0.1 million and $0 million for the quarters ended March 31, 2012 and 2011, respectively.

On December 16, 2011 the Company entered into a series of four $11 million borrowings with Prudential Financial, totaling $44 million. The loans have fixed interest rates ranging from 2.65% to 3.61% and maturity dates staggered one year apart, from December 16, 2013 to December 16, 2016. The total related interest expense was $0.3 million for the quarter ended March 31, 2012.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A,”) addresses the financial condition of Pruco Life Insurance Company, or the “Company,” as of March 31, 2012, compared with December 31, 2011, and its consolidated results of operations for the three months ended March 31, 2012 and 2011. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, the statements under “Forward-Looking Statements” and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company sells universal life insurance and variable life insurance, term life insurance and variable and fixed annuities, primarily through third party distributors in New Jersey and New York. These markets are subject to regulatory oversight, with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers, that have historically segregated the markets of the financial services industry have been changed. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels.

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

As of March 31, 2012 approximately $4.3 billion or 87% of total variable annuity account values contain a living benefit feature, compared to approximately $3.7 billion or 86% as of December 31, 2011. As of March 31, 2012 approximately $4.0 billion or 92% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $3.4 billion or 91% as of December 31, 2011. The increase in account values with living benefits and the asset transfer feature reflects the impact of new business sales. The asset transfer feature, included in the design of certain optional living benefits, transfers assets between certain variable investments selected by the annuity contractholder and, depending on the benefit feature, a fixed rate account in the general account or a bond portfolio within the separate account. The asset transfer feature associated with currently-sold benefit features transfers assets between certain variable investments selected by the annuity contractholder and a designated bond portfolio within the separate account. The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including the impact of investment performance on the contractholders’ total account value. In general, negative investment performance may result in transfers to either a fixed rate account in the general account or a bond portfolio within the separate account, and positive investment performance may result in transfers to contractholder-selected variable investments. Overall, the asset transfer feature helps to mitigate our exposure to equity market risk and market volatility. Beginning in 2009, our offerings of optional living benefit features associated with currently sold variable annuity products all include an asset transfer feature, and in 2009 we discontinued any new sales of optional living benefit features without an asset transfer feature. Other product design elements we utilize for certain products to manage these risks include asset allocation restrictions and minimum issuance age requirements.

As mentioned above, in addition to our asset transfer feature, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance agreements. Primarily in the reinsurance affiliate, interest rate swaps, swaptions, floors and caps as well as equity options and futures are purchased to hedge certain living benefit features accounted for as embedded derivatives against changes in interest rates, equity markets and market volatility. Historically, our hedging strategy sought to generally match certain capital market sensitivities of the embedded derivative liability as defined by accounting principles generally accepted in the United States of America (“U.S. GAAP”), excluding the impact of the market-perceived risk of our own non-performance, with capital market derivatives and options. In the third quarter of 2010, the hedging strategy was revised as, management of the Company and the reinsurance affiliate do not believe that the U.S. GAAP value of the embedded derivative liability is an appropriate measure for determining the hedge target. The hedge target is grounded in a U.S. GAAP/capital markets valuation framework but incorporates two modifications to the U.S. GAAP valuation assumptions. A credit spread is added to the U.S. GAAP risk-free rate of return assumption used to estimate future growth of bond investments in the customer separate account funds to account for the fact that the underlying customer separate account funds which support these living benefits are invested in assets that contain risk. The volatility assumption is also adjusted to remove certain risk margins embedded in the value of the embedded derivative liability under U.S. GAAP, as we believe the increase in the liability driven by these margins is temporary and does reflect the economic value of the liability. In addition, management of the Company and reinsurance affiliate evaluate hedge levels versus the target given the overall capital considerations of our ultimate parent Company, Prudential Financial Inc. and its subsidiaries, and prevailing capital market conditions, and may decide to temporarily hedge to an amount that differs from the hedge target definition.

The hedging strategy also includes a program managed at the Prudential Financial parent company level that more broadly addresses equity market exposure of the overall statutory capital of Prudential Financial as a whole, under stress scenarios. The program focuses on tail risk in order to protect statutory capital in a cost-effective manner under stress scenarios. Prudential Financial assesses the composition of the hedging program on an ongoing basis and may change it from time to time based on an evaluation of its risk position or other factors.

Term Life Insurance

The Company offers a variety of term life insurance products which represent 72% of our net individual life insurance in force at March 31, 2012, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

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

Variable Life Insurance

The Company offers a number of individual variable life insurance products which represent 21% of our net individual life insurance in force at March 31, 2012. Variable products provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account and /or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates we determine that vary periodically based on our portfolio rate, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. Each product provides for the deduction of charges and expenses from the customer’s contract fund. The Company also offers a variable product that has the same basic features as our variable universal life product but also allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance.

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

Universal Life Insurance

The Company offers universal life insurance products which represent 7% of our net individual life insurance in force at March 31, 2012. Universal life insurance products feature a fixed crediting rate that we determine and that may vary periodically based on portfolio returns, subject to certain minimums, flexible premiums and a choice of guarantees against lapse. Universal life policies provide for the deduction of charges and expenses from the policyholders’ contract fund.

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

Significant Accounting Policies

For information on the Company’s significant accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•	Deferred policy acquisition and other costs;

•	Valuation of investments, including derivatives, and the recognition of other-than-temporary impairments;

•	Policyholder liabilities;

•	Taxes on income; and

•	Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

In the first quarter of 2012, we revised the treatment of the results of the living benefits hedging program in our best estimate of total gross profits used to calculate the amortization of deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) associated with certain of our variable annuity contracts. In 2011, we included the results of the living benefits hedging program in the reinsurance affiliate, excluding any unhedged items, in our best estimate of gross profits used to determine amortization rates only to the extent this net amount was determined by management to be other-than-temporary. Beginning with the first quarter of 2012, we are including the results of the living benefits hedging program, excluding any unhedged items, in our best estimate of total gross profits used for determining amortization rates each quarter without regard to the permanence of the changes. Aside from this change, our policy for amortizing DAC and DSI remains as described in our Annual Report on Form 10-K for the year ended December 31, 2011, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

A discussion of each of the additional critical accounting estimates listed above may also be found in our Annual Report on Form 10-K for the year ended December 31, 2011, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

Changes in Financial Position

March 31, 2012 versus December 31, 2011

Total assets increased $859 million, from $8.828 billion at December 31, 2011 to $9.687 billion at March 31, 2012.

Separate account assets increased $796 million, from $6.258 billion at December 31, 2011 to $7.054 billion at March 31, 2012, primarily driven by positive individual annuity net flows from new business sales and market appreciation.

Deferred policy acquisition costs increased by $49 million from $263 million at December 31, 2011, to $312 million at March 31, 2012. The increase is primarily driven by a write-up of the DAC asset related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, discussed below, in addition to capitalization of commissions related to variable annuity sales.

Total liabilities increased by $808 million, from $8.266 billion at December 31, 2011 to $9.074 billion at March 31, 2012, primarily due to an increase in separate account liabilities of $796 million, offsetting the increase in separate account assets described above.

1.	Results of Operations

Three Months ended March 31, 2012 versus March 31, 2011

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Operating results:
Revenues:
Annuity Products	$40,880	$44,659
Life Products and Other	38,135	35,428

	$79,015	$80,087

Benefits and expenses:
Annuity Products	$(24,505)	$16,259
Life Products and Other	24,810	23,006

	$305	$39,265

Income (loss) from Operations before Income Taxes
Annuity Products	$65,385	$28,400
Life Products and Other	13,325	12,422

	$78,710	$40,822

Annuity Products

Income from Operations before Income Taxes

2012 to 2011 Three Month Comparison. Income from operations before income taxes increased $37 million from $28 million in the first quarter of 2011 to $65 million in the first quarter of 2012. The increase was primarily driven by lower amortization of deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed in more detail below. Also contributing to the increase was a favorable variance related to adjustments to the amortization of DAC and DSI, and in the reserves for the guaranteed minimum death (“GMDB”) and income benefit (“GMIB”) features of our variable annuity products. These adjustments are primarily driven by the impact on the estimated profitability of the business of quarterly adjustments to reflect current period market performance and experience, and are discussed in more detail below.

Excluding items discussed above, income from operations before income taxes decreased compared to the first quarter of 2011 primarily driven by an unfavorable variance in the mark-to-market related to the embedded derivatives associated with our non-reinsured living benefit features and related hedges primarily due to losses related to Non-performance risk (“NPR”) we believe to be non-economic and choose not to hedge. Also contributing to this decrease were higher general and administrative expenses, net of capitalization, primarily due to higher costs to support business growth. Partially offsetting these decreases were higher fee income, net of distribution costs, due to higher average variable annuity account values invested in separate accounts primarily due to positive net flows from new business sales.

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

As mentioned above, included in the favorable variance from lower amortization of DAC and DSI, was $44 million of lower amortization related to the impact of the mark-to-market of the reinsured and non-reinsured liability for living benefit embedded derivatives and related hedge positions held in our reinsurance affiliate. This impact primarily relates to changes in the valuation of the living benefit liabilities in the first quarter of 2012 related to NPR losses, which we and the reinsurance affiliate believe to be non-economic, and choose not to hedge, as discussed above.

To reflect the NPR of our affiliates in the valuation of the embedded derivative liabilities, we incorporate an additional spread over LIBOR into the discount rate used in the valuation. NPR losses in the reinsurance affiliate in the first quarter of 2012 were primarily driven by a lower base of embedded derivatives in a liability position driven by favorable market conditions. Increases in risk-free interest rates and the impact of favorable account value performance drove decreases in the embedded derivative liability base in the first quarter of 2012. The NPR losses in the reinsurance affiliate were larger in the first quarter of 2012 compared to the first quarter of 2011 resulting in a favorable variance from lower offsetting DAC and DSI amortization.

As shown in the following table, the income from operations before income taxes for the first quarter of 2012 included $4 million of net benefits from adjustments to the reserves for the GMDB and GMIB features of our variable annuity products and to the amortization of DAC and DSI, compared to $1 million of benefits included in the first quarter of 2011.

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total
	(in thousands)
Quarterly market performance adjustment	$2,309	$906	$3,215	$458	$105	$563
Quarterly adjustment for current period experience and other updates (3)	409	(27)	382	159	75	234

Total	$2,718	$879	$3,597	$617	$180	$797

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC and DSI.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the GMDB / GMIB, features of our variable annuity products.
(3)	Represents the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as updates for current and future expected claims costs associated with the GMDB/GMIB features of our variable annuity products.

The $3 million and $1 million of net benefits in the first quarter of 2012 and 2011, respectively, shown in the table above, relating to the quarterly market performance adjustments shown in the table above are attributable to changes to our estimate of total gross profits to reflect actual fund performance. The following table shows the actual quarterly rates of return on variable annuity account values compared to our previously expected quarterly rates of return used in our estimate of total gross profits for the periods indicated.

	2012	2011
	First Quarter	First Quarter
Actual rate of return	7.5%	3.4%
Expected rate of return	2.3%	1.8%

Higher than expected returns in the first quarter of 2012 increased our estimate of total gross profits used as a basis for amortizing DAC and DSI and decreased our estimate of future expected claims costs associated with the GMDB and GMIB features of our variable annuity products, by establishing a new, higher starting point for the variable annuity account values used in estimating those items for future periods. This change results in a lower required rate of amortization and lower required reserve provisions, which are applied to all prior periods. The resulting cumulative adjustment to prior amortization and reserve provisions are recognized in the current period. Higher than expected returns in the first quarter of 2011 had similar, but less significant impacts due to a lesser variance between actual and expected returns.

We derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust projected returns over the next four years (the “near-term”) so that the assets are projected to grow at the long-term expected rate of return for the entire period. The near-term future projected blended rate of return across all contract groups is 8.3% per annum as of March 31, 2012, or approximately 2.0% per quarter, and includes the impact of those contract groups whose near-term future projected returns are based on our near-term blended maximum future rate of return assumption.

As noted previously, the quarterly adjustments to reflect current period market performance and experience impact the estimated profitability of our business. Therefore, in addition to the current period impacts discussed above, these items will also drive changes in our GMDB and GMIB reserves and the amortization of DAC and DSI in future periods.

Revenues

2012 to 2011 Three Month Comparison. Revenues decreased $4 million from $45 million in the first quarter of 2011 to $41 million in the first quarter of 2012.

Net realized investment gains decreased $10 million from $25 million in the first quarter of 2011, to $15 million in the first quarter of 2012, primarily driven by an unfavorable variance in the mark-to market related to the embedded derivatives associated with our non-reinsured living benefit features and related hedges, as discussed above.

Partially offsetting this decrease was an increase to policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on policyholders’ fund balances, of $6 million from $13 million in the first quarter of 2011 to $19 million in the first quarter of 2012. The increase was primarily driven by higher average separate account asset balances due to positive net flows from new business sales.

Benefits and Expenses

2012 to 2011 Three Month Comparison. Benefits and expenses decreased $41 million from an expense of $16 million in the first quarter of 2011 to a benefit of $25 million in the first quarter of 2012.

Amortization of DAC decreased by $33 million, from an expense of $4 million in the first quarter of 2011 to a benefit of $29 million in the first quarter of 2012 primarily due to lower DAC amortization related to the impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions held in our reinsurance affiliate and the impact of our quarterly adjustments to reflect current period experience and market performance, as discussed above.

Interest credited to policyholders’ account balances decreased $11 million, from an expense of $4 million in the first quarter of 2011 to a benefit of $7 million in the first quarter of 2012, primarily due to lower DSI amortization related to the impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions held in our reinsurance affiliate and the impact of our quarterly adjustments to reflect current period experience and market performance, as discussed above.

Partially offsetting these decreases was an increase in general and administrative expenses, net of capitalization, of $3 million, from $9 million in the first quarter of 2011 to $12 million in the first quarter of 2012. The increase was primarily due to higher costs to support business growth and higher asset based trail commissions due to higher average variable annuity account values, as discussed above.

Life Products and Other

Income from Operations before Income Taxes

2012 to 2011 Three month Comparison. Income from Operations before Income Taxes increased $1 million from $12 million in the first quarter of 2011 to $13 million in the first quarter of 2012. The increase includes the impact of higher net investment income, partially offset by higher interest credited on policyholder account balances primarily arising from business growth.

Revenues

2012 to 2011 Three month Comparison. Revenues increased $3 million, from $35 million in the first quarter of 2011 to $38 million in the first quarter of 2012.

Policy charges and fee income, consisting primarily of mortality and expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, of $15 million in the first quarter of 2012 were flat compared to the first quarter of 2011 as the impact of continued Universal Life business growth was mostly offset by a decrease in the amortization of unearned revenue reserves due to changes in our estimates of total gross profits reflecting the impact of more favorable market conditions on separate account fund performance in the first quarter of 2012 compared to the first quarter of 2011.

Net investment income increased $3 million, from $16 million in the first quarter of 2011 to $19 million in the first quarter of 2012 reflecting the impact of continued universal life and term business growth.

Benefits and Expenses

2012 to 2011 Three month Comparison. Total benefits and expenses increased $2 million, from $23 million in the first quarter of 2011 to $25 million in the first quarter of 2012.

Policyholders’ benefits, including interest credited to policyholders’ account balances, increased $2 million, from $16 million in the first quarter of 2011 to $18 million in first quarter of 2011. This increase includes higher interest credited arising from continued growth in policyholder account balances and an increase in future policyholder benefits.

Amortization of deferred policy acquisition costs of $4 million in the first quarter of 2012 was flat compared to the first quarter of 2011. A decline in amortization arising from changes in our estimates of total gross profits reflecting the impact of more favorable market conditions on separate account fund performance in the first quarter of 2012 compared to the first quarter of 2011 was mostly offset by higher amortization arising from continued business growth.

Income Taxes

The income tax provision amounted to an expense of $25 million for the three months ended March 31, 2012 compared to an expense of $12 million for the three months ended March 31, 2011 primarily driven by higher pre-tax income in the current period compared to the prior period.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2004 through 2006 tax years will expire in December 2012, unless extended. The statute of limitations for the 2007 tax year will expire in December 2013, unless extended. Tax years 2008 through 2011 are still open for IRS examination. It is reasonably possible that the total amount of unrecognized tax benefits will decrease anywhere from $0 to $112 thousand within the next 12 months due to the completion of the IRS examination for tax years 2007 through 2010.

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2011, current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 13, 2012, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” One proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2011 or first quarter 2012 results.

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

Management monitors the liquidity of Prudential Financial, Prudential Insurance and the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our quarterly planning process. We believe that cash flows from the sources of funds presently available to us are sufficient to satisfy the current liquidity requirements of Prudential Financial and the Company, including reasonably foreseeable stress scenarios.

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

On April 3, 2012, the Financial Stability Oversight Council, created under the Dodd-Frank Wall Street Reform and Consumer Protection Act, published a final rule setting forth the criteria by which it will designate the non-bank financial companies that are to be subject to stricter prudential standards (a “Covered Company”), including requirements and limitations relating to capital, leverage, liquidity and other matters. The final rule made few changes to the proposed rule on this subject issued in October 2011. See “Item 1.—Business” in our 2011 Annual Report on Form 10-K for more information regarding the potential impact of the Dodd-Frank Act on the Company.

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

Gross account withdrawals amounted to approximately $25 million and $28 million for the quarters ended March 31, 2012 and 2011, respectively. Because these withdrawals were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, fixed maturities that are not designated as held-to-maturity and public equity securities. As of March 31, 2012 and December 31, 2011, the Company had liquid assets of $1.252 billion and $1.205 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $20.8 million and $27.8 million as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, $1.123 billion, or 92%, of the fixed maturity investments were rated investment grade. The remaining $103 million, or 8%, of these fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under reasonably foreseeable stress scenarios.

Given the size and liquidity profile of our investment portfolios, we believe that claim experience varying from our projections does not constitute a significant liquidity risk. Our asset/liability management process takes into account the expected maturity of investments and expected claim payments as well as the specific nature and risk profile of the liabilities. To the extent we need to pay claims in excess of projections, we may borrow temporarily or sell investments sooner than anticipated to pay these claims, which may result in increased borrowing costs or realized investment gains or losses affecting results of operations. We believe that borrowing temporarily or selling investments earlier than anticipated will not have a material impact on the liquidity of the Company. However, payment of claims and sale of investments earlier than anticipated would have an impact on the reported level of cash flow from operating and investing activities, respectively, in our financial statements. Historically, there has been no significant variation between the expected maturities of our investments and the payment of claims.

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

Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of the Company. Prudential Financial manages its domestic insurance subsidiaries RBC ratios to a level that is consistent with the ratings targets for those subsidiaries. RBC is determined by statutory guidelines and formulas that consider among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. The RBC ratio is an annual calculation, however as of March 31, 2012 amounts, we estimate the RBC ratios for the Company exceed the minimum level required by applicable insurance regulations. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities.

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

As part of its Capital Protection Framework, Prudential Financial developed a broad view of the impact of market distress on the statutory capital of Prudential Financial and its subsidiaries, as a whole. The framework includes program designed to mitigate the impact of a severe equity market stress event on the statutory capital of Prudential Financial and its subsidiaries, as a whole. The program focuses on tail risk to protect statutory capital in a cost-effective manner under stress scenarios. Prudential Financial assesses the composition of the hedging program on an ongoing basis and may change it from time to time based on an evaluation of its risk position or other factors.

In addition to hedging equity market exposure, we also manage certain risks associated with our variable annuity products through affiliated reinsurance arrangements. We reinsure variable annuity living benefit guarantees to a captive reinsurance company, Pruco Reinsurance, Ltd. (“Pruco Re”). Effective as of July 1, 2011, Pruco Re re-domiciled from Bermuda to Arizona. At this time, Pruco Re must continue to maintain a statutory reserve credit trust for business reinsured from the Company in order for the Company to claim reinsurance reserve credit for the business ceded.

Reinsurance credit reserve requirements can move materially in either direction due to changes in equity markets and interest rates, actuarial assumptions and other factors. Higher reinsurance credit reserve requirements would necessitate depositing additional assets in the statutory reserve credit trusts held by Pruco Re, while lower reinsurance credit reserve requirements would allow assets to be removed from the statutory reserve credit trusts. We expect Pruco Re would satisfy those additional needs through a combination of funding the reinsurance credit trusts with available cash, certain hedge assets or collateral associated with the hedge positions, and loans from Prudential Financial and/or affiliates. Pruco Re also continues to evaluate other options to address reserve credit needs such as obtaining letters of credit. For the quarter ended March 31, 2012, the captive reinsurance trust requirement decreased by $10 million due to higher equity market and interest rates.

Debt Agreements

As of March 31, 2012, total short-term debt was $31 million and long-term debt was $44 million. The Company is authorized to borrow funds up to $200 million from affiliates to meet its capital and other funding needs. The Company had $31 million in short term debt as of March 31, 2012, and $26 million in short term debt as of December 31, 2011. Total interest expense on short-term affiliated debt to the Company was $0.1 million and $0 million for the quarters ended March 31, 2012 and 2011, respectively.

Contributed Capital

The Company received capital contributions from Pruco Life in the amount of $21 million in June 2011 and $17 million in December 2011 to fund acquisition costs for sales of variable annuities.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2012. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2012, the Company filed a motion to dismiss the complaint in Total Asset Recovery Services v. MetLife Inc., and Prudential Financial Inc., et al., a qui tam action brought on behalf of the State of Illinois.

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

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Pruco Life Insurance Company of New Jersey

By:	/s/ THOMAS J. DIEMER
Thomas J. Diemer
Executive Vice President,
Chief Financial Officer
(Authorized Signatory and Principal Accounting and Financial Officer)

Date: May 11, 2012

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