Form 10-Q
period 2012-06-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2012-08-10
CIK 1038509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 10, 2012, 400,000 shares of the Registrant’s Common Stock (par value $5), were outstanding. As of such date, Pruco Life Insurance Company, an Arizona company and an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey Corporation, owned all of the Registrant’s Common Stock.

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

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Financial Position

As of June 30, 2012 and December 31, 2011 (in thousands, except share amounts)

	2012	2011
ASSETS
Fixed maturities available for sale, at fair value (amortized cost: 2012–$1,134,756 ; 2011–$1,132,908)	$1,228,906	$1,219,904
Equity securities available for sale, at fair value (cost: 2012–$3,907; 2011–$1,521)	3,985	1,420
Trading account assets, at fair value	1,564	1,569
Policy loans	178,172	177,162
Short-term investments	2,604	1,069
Commercial mortgage and other loans	244,481	230,202
Other long-term investments	34,051	29,073

Total investments	1,693,763	1,660,399
Cash and cash equivalents	39,890	26,723
Deferred policy acquisition costs	282,771	262,895
Accrued investment income	16,880	17,275
Reinsurance recoverables	560,919	522,762
Receivables from parents and affiliates	20,139	23,148
Deferred sales inducements	55,487	48,102
Other assets	9,104	8,830
Separate account assets	7,285,834	6,258,008

TOTAL ASSETS	$9,964,787	$8,828,142

LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$1,176,206	$1,133,080
Future policy benefits and other policyholder liabilities	749,169	691,967
Cash collateral for loaned securities	3,595	17,012
Securities sold under agreements to repurchase	—	3,216
Income taxes	41,791	23,178
Short-term debt to affiliates	11,000	26,000
Long-term debt to affiliates	44,000	44,000
Payables to parent and affiliates	972	2,267
Other liabilities	59,775	67,081
Separate account liabilities	7,285,834	6,258,008

TOTAL LIABILITIES	9,372,342	8,265,809

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)

EQUITY
Common stock, ($5 par value; 400,000 shares, authorized, issued and outstanding)	2,000	2,000
Additional paid-in capital	207,928	207,928
Retained earnings	331,222	305,281
Accumulated other comprehensive income	51,295	47,124

TOTAL EQUITY	592,445	562,333

TOTAL LIABILITIES AND EQUITY	$9,964,787	$8,828,142

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Unaudited Interim Statements of Operations and Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2012 and 2011 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES
Premiums	$4,009	$4,002	$6,751	$6,936
Policy charges and fee income	37,357	33,076	71,965	61,003
Net investment income	19,626	18,957	39,521	38,046
Asset administration fees	6,919	5,794	13,496	10,087
Other income	685	671	1,592	1,616
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(499)	—	(616)	(2,644)
Other-than-temporary impairments on fixed maturity securities transferred to Other comprehensive income	—	—	106	2,596
Other realized investment gains, net	(8,049)	(2,195)	6,248	22,752

Total realized investment gains, net	(8,548)	(2,195)	5,738	22,704

TOTAL REVENUES	60,048	60,305	139,063	140,392

BENEFITS AND EXPENSES
Policyholders’ benefits	11,874	9,664	22,248	19,330
Interest credited to policyholders’ account balances	23,884	10,989	23,683	21,120
Amortization of deferred policy acquisition costs	50,161	13,711	24,933	21,203
General, administrative and other expenses	16,167	12,289	31,527	24,265

TOTAL BENEFITS AND EXPENSES	102,086	46,653	102,391	85,918

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(42,038)	13,652	36,672	54,474

Income tax expense (benefit)	(14,589)	3,421	10,731	15,677

NET INCOME (LOSS)	$(27,449)	$10,231	$25,941	$38,797

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(75)	32	(38)	107
Unrealized investment gains (losses) for the period	10,591	6,349	5,619	3,237
Reclassification adjustment for (gains) losses included in net income	690	4,224	836	5,896

Net unrealized investment gains (losses)	11,281	10,573	6,455	9,133

Other comprehensive income (loss), before tax:	11,206	10,605	6,417	9,240
Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	(26)	12	(13)	38
Net unrealized investment gains (losses)	3,948	3,700	2,259	3,196

Total	3,922	3,712	2,246	3,234
Other comprehensive income (loss), net of tax:	7,284	6,893	4,171	6,006

COMPREHENSIVE INCOME (LOSS)	$(20,165)	$17,124	$30,112	$44,803

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Unaudited Interim Statements of Stockholder’s Equity

Six Months Ended June 30, 2012 and 2011 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2011	$2,000	$207,928	$305,281	$47,124	$562,333
Comprehensive income:
Net income	—	—	25,941	—	25,941
Other comprehensive income (loss), net of tax	—	—	—	4,171	4,171

Total comprehensive income					30,112

Balance, June 30, 2012	$2,000	$207,928	$331,222	$51,295	$592,445

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2010	$2,000	$169,742	$430,663	$25,284	$627,689
Cumulative effect of adoption of accounting principle			(65,595)	3,846	(61,749)
Contributed Capital	—	21,000	—	—	21,000
Comprehensive income:
Net income	—	—	38,797		38,797
Other comprehensive income (loss), net of tax	—	—	—	6,006	6,006

Total comprehensive income					44,803

Balance, June 30, 2011	$2,000	$190,742	$403,865	$35,136	$631,743

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Unaudited Interim Statements of Cash Flows

Six Months Ended June 30, 2012 and 2011 (in thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$25,941	$38,797
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	(14,534)	(16,379)
Interest credited to policyholders’ account balances	23,683	21,120
Realized investment (gains) losses, net	(5,738)	(22,704)
Amortization and other non-cash items	(628)	(1,277)
Change in:
Future policy benefits and other insurance liabilities	60,739	46,211
Reinsurance recoverables	(38,537)	(26,149)
Accrued investment income	395	(379)
Receivables from parent and affiliates	2,267	(1,012)
Payables to parent and affiliates	(1,296)	(2,206)
Deferred policy acquisition costs	(23,066)	(29,514)
Income taxes payable	16,369	(5,183)
Deferred sales inducements	(12,157)	(13,388)
Other, net	(1,580)	(22,159)

Cash flows from (used in) operating activities	$31,858	$(34,222)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	$83,089	$78,044
Short-term investments	5,688	—
Policy loans	9,944	8,984
Commercial mortgage and other loans	4,967	14,194
Other long-term investments	1,471	—
Equity securities, available for sale	—	473
Payments for the purchase/origination of:
Fixed maturities, available for sale	(84,425)	(147,697)
Short-term investments	(7,223)	(520)
Policy loans	(7,229)	(6,944)
Commercial mortgage and other loans	(19,167)	(23,433)
Other long-term investments	(4,502)	(1,128)
Equity securities, available for sale	(2,507)	(296)
Notes receivable from parent and affiliates, net	1,140	1,596
Other	70	—

Cash flows from (used in) investing activities	$(18,684)	$(76,727)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Policyholders’ account deposits	$92,755	$73,248
Policyholders’ account withdrawals	(60,443)	(59,666)
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(16,633)	18,828
Dividend to parent	—	—
Contributed capital	—	21,000
Net change in financing arrangements (maturities 90 days or less)	(15,000)	76,206
Drafts outstanding	(686)	—
Net change in long-term borrowing	—	—

Cash flows from (used in) financing activities	$(7)	$129,616

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,167	18,667
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	26,723	87,961

CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,890	$106,628

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements

1. BUSINESS AND BASIS OF PRESENTATION

Pruco Life Insurance Company of New Jersey, or the (“Company”), is a wholly owned subsidiary of the Pruco Life Insurance Company, or (“Pruco Life”), which in turn is a wholly owned subsidiary of The Prudential Insurance Company of America, (“Prudential Insurance”). Prudential Insurance is an indirect wholly owned subsidiary of Prudential Financial, Inc., or (“Prudential Financial”). The Company is licensed to sell life insurance and annuities, primarily through third party distributors only in New Jersey and New York.

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

Equity securities, available-for-sale are comprised of common stock and non-redeemable preferred stock and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on deferred policy acquisition costs, deferred sales inducements and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).” The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income” when earned.

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

Impaired loans include those loans for which it is probable that amounts due will not be collected according to the contractual terms of the loan agreement. The Company defines “past due” as principal or interest not collected at least 30 days past the scheduled contractual due date. Interest received on loans that are past due, including impaired and non-impaired loans as well as loans that were previously modified in a troubled debt restructuring, is either applied against the principal or reported as net investment income based on the Company’s assessment as to the collectability of the principal. See Note 3 for additional information about the Company’s past due loans.

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

The Company reviews the performance and credit quality of the commercial mortgage loan and agricultural loan portfolios on an on-going basis. Loans are placed on watch list status based on a predefined set of criteria and are assigned one of three categories. Loans are placed on “early warning” status in cases where, based on the Company’s analysis of the loan’s collateral, the financial situation of the borrower or tenants or other market factors, it is believed a loss of principal or interest could occur. Loans are classified as “closely monitored” when it is determined that there is a collateral deficiency or other credit events that may lead to a potential loss of principal or interest. Loans “not in good standing” are those loans where the Company has concluded that there is a high probability of loss of principal, such as when the loan is delinquent or in the process of foreclosure. As described below, in determining the allowance for losses, the Company evaluates each loan on the watch list to determine if it is probable that amounts due will not be collected according to the contractual terms of the loan agreement.

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

Under the authoritative guidance for the recognition and presentation of other-than-temporary impairments, when an other-than-temporary impairment of a debt security has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, the other-than-temporary impairment recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For other-than-temporary impairments of debt securities that do not meet these criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and its net present value calculated as described above. Any difference between the fair value and the net present value of the debt security at the impairment measurement date is recorded in “Other comprehensive income (loss)” (“OCI”). Unrealized gains or losses on securities for which an other-than-temporary impairment has been recognized in earnings is tracked as a separate component of “Accumulated other comprehensive income (loss).”

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

When a derivative is designated as a cash flow hedge and is determined to be highly effective, changes in its fair value are recorded in “Accumulated other comprehensive income (loss)” to the extent they are effective, until earnings are affected by the variability of cash flows being hedged (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). At that time, the related portion of deferred gains or losses on the derivative instrument is reclassified and reported in the income statement line item associated with the hedged item.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Income Taxes

The Company determines its interim tax provision using the annual effective tax rate methodology in accordance with the authoritative guidance. The decrease in the income tax expense for the three months ended June 30, 2012 and change in effective tax rate was primarily driven by a change in pre-tax income for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Unaudited Interim Statements of Operations:

	Three Months Ended June 30, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
REVENUES
Policy charges and fee income	$33,073	$3	$33,076
Total revenues	60,302	3	60,305
BENEFITS AND EXPENSES
Amortization of deferred policy acquisition costs	16,834	(3,123)	13,711
General, administrative and other expenses	8,703	3,586	12,289
Total benefits and expenses	46,190	463	46,653
INCOME FROM OPERATIONS BEFORE INCOME TAXES	14,112	(460)	13,652
Income tax expense (benefit)	3,521	(100)	3,421
NET INCOME	$10,591	$(360)	$10,231

	Six Months Ended June 30, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
REVENUES
Policy charges and fee income	$61,004	$(1)	$61,003
Total revenues	140,393	(1)	140,392
BENEFITS AND EXPENSES
Amortization of deferred policy acquisition costs	26,296	(5,093)	21,203
General, administrative and other expenses	17,002	7,263	24,265
Total benefits and expenses	83,748	2,170	85,918
INCOME FROM OPERATIONS BEFORE INCOME TAXES	56,645	(2,171)	54,474
Income tax expense (benefit)	16,275	(598)	15,677
NET INCOME	$40,370	$(1,573)	$38,797

Unaudited Interim Statements of Cash Flows:

	Six Months Ended June 30, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$40,370	$(1,573)	$38,797
Policy charges and fee income	(16,380)	1	(16,379)
Change in:
Deferred policy acquisition costs	(31,684)	2,170	(29,514)
Income taxes payable	(4,585)	(598)	(5,183)
Cash flows from (used in) operating activities	$(34,222)	$—	$(34,222)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

3.	INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$28,997	$6,388	$—	$35,385	$—
Obligations of U.S. states and their political subdivisions	2,790	173	—	2,963	—
Foreign government bonds	16,354	2,202	—	18,556	—
Public utilities	133,290	12,521	195	145,616	—
All other corporate securities	721,266	58,711	598	779,379	(45)
Asset-backed securities (1)	63,312	1,761	794	64,279	(2,314)
Commercial mortgage-backed securities	82,804	7,662	20	90,446	—
Residential mortgage-backed securities (2)	85,943	6,361	22	92,282	(359)

Total fixed maturities, available-for-sale	$1,134,756	$95,779	$1,629	$1,228,906	$(2,718)

Equity securities, available-for-sale
Common Stocks:
Industrial, miscellaneous & other	2,823	140	36	2,927
Non-redeemable preferred stocks	1,084	5	31	1,058

Total equity securities, available-for-sale	$3,907	$145	$67	$3,985

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI” which were not included in earnings. Amount excludes $2 million of net unrealized gains (losses) on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$29,889	$6,049	$—	$35,938	$—
Obligations of U.S. states and their political subdivisions	2,793	33	—	2,826
Foreign government bonds	20,868	2,163	—	23,031	—
Public utilities	119,583	10,810	225	130,168	—
All other corporate securities	710,738	55,737	622	765,853	(45)
Asset-backed securities (1)	72,050	1,647	2,065	71,632	(3,513)
Commercial mortgage-backed securities	89,238	6,770	2	96,006	—
Residential mortgage-backed securities (2)	87,749	6,859	158	94,450	(391)

Total fixed maturities, available-for-sale	$1,132,908	$90,068	$3,072	$1,219,904	$(3,949)

Equity securities, available-for-sale
Common Stocks:
Industrial, miscellaneous & other	405	—	70	335
Non-redeemable preferred stocks	1,116	1	32	1,085

Total equity securities available-for-sale	$1,521	$1	$102	$1,420

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $3 million of net unrealized gains (losses) on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturities by contractual maturities at June 30, 2012, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$112,013	$115,405
Due after one year through five years	311,081	336,155
Due after five years through ten years	306,363	337,789
Due after ten years	173,240	192,550
Asset-backed securities	63,312	64,279
Commercial mortgage-backed securities	82,804	90,446
Residential mortgage-backed securities	85,943	92,282

Total	$1,134,756	$1,228,906

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

The following table depicts the sources of fixed maturity proceeds, equity security proceeds, and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$952	$15,868	$5,985	$18,390
Proceeds from maturities/repayments	35,436	27,514	77,582	59,587
Gross investment gains from sales, prepayments, and maturities	1,350	483	1,818	1,469
Gross investment losses from sales and maturities	—	(4)	—	(44)
Equity securities, available-for-sale
Proceeds from sales	$—	$473	$—	$473
Proceeds from maturities/repayments	—	—	—	—
Gross investment gains from sales	—	—	—	—
Gross investment losses from sales	—	—	—	—
Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(499)	$—	$(510)	$(48)
Writedowns for other-than-temporary impairment losses on equity securities	(90)	—	(121)	190

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

As discussed in Note 2, a portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities are recognized in OCI. For these securities, the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(in thousands)
Balance, beginning of period	$2,643	$3,438
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(71)	(876)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	—	—
Credit loss impairment recognized in the current period on securities not previously impaired	—	—
Additional credit loss impairments recognized in the current period on securities previously impaired	—	—
Increases due to the passage of time on previously recorded credit losses	20	45
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(93)	(108)

Balance, end of period	$2,499	$2,499

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(in thousands)
Balance, beginning of period	$5,582	$6,763
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(2,095)	(3,200)
Credit loss impairments previously recognized on securities impaired to fair value during the period	—	—
Credit loss impairment recognized in the current period on securities not previously impaired	—	—
Additional credit loss impairments recognized in the current period on securities previously impaired	—	48
Increases due to the passage of time on previously recorded credit losses	70	149
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(16)	(219)

Balance, end of period	$3,541	$3,541

Trading Account Assets

The following table provides information relating to trading account assets, at fair value as of the dates indicated:

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Trading account assets
Equity securities (1)	$1,695	$1,564	$1,695	$1,569

(1)	Included in equity securities are perpetual preferred stock securities that have characteristics of both debt and equity securities.

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income” was less than $0.1 million and $0 million during the three months ended June 30, 2012 and June 30, 2011, respectively, and was less than ($0.1) million and $0 million during the six months ended June 30, 2012 and June 30, 2011, respectively.

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	June 30, 2012		December 31, 2011
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and other loans by property type:
Industrial	$42,598	17.3%	$42,884	18.5%
Retail	66,409	27.0	55,216	23.8
Apartments/Multi-Family	38,141	15.5	37,689	16.3
Office	25,888	10.5	26,100	11.3
Hospitality	14,415	5.9	14,475	6.2
Other	36,757	15.0	37,150	16.1

Total commercial mortgage loans by property type	224,208	91.2	213,514	92.2
Agricultural property loans	21,604	8.8	18,098	7.8

Total commercial mortgage and agricultural loans by property type	245,812	100.0%	231,612	100.0%

Valuation allowance	(1,331)		(1,410)

Total net commercial and agricultural mortgage loans by property type	$244,481		$230,202

The commercial mortgage and agricultural loans are geographically dispersed throughout the United States with the largest concentrations in Florida (12%), Texas (11%), and New Jersey (8%) at June 30, 2012.

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Allowance for losses, beginning of year	$1,410	$1,409
Addition to / (release of) allowance of losses	(79)	1

Allowance for losses, end of year (1)	$1,331	$1,410

(1)	Agricultural loans represent $0.03 million and $0.02 million of the ending allowance at June 30, 2012 and December 31, 2011, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and agricultural loans as of the dates indicated:

	June 30, 2012	December 31, 2011
	Total Loans
	(in thousands)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment (1)	$—	$—
Ending balance: collectively evaluated for impairment (2)	1,331	1,410

Total ending balance	$1,331	$1,410

Recorded Investment: (3)
Ending balance gross of reserves: individually evaluated for impairment (1)	$—	$—
Ending balance gross of reserves: collectively evaluated for impairment (2)	245,812	231,612

Total ending balance, gross of reserves	$245,812	$231,612

(1)	There were no agricultural loans individually evaluated for impairments at June 30, 2012 and December 31, 2011.
(2)	Agricultural loans collectively evaluated for impairment had a recorded investment of $22 million and $8 million with no related allowances at June 30, 2012 and December 31, 2011, respectively.
(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. As of both June 30, 2012 and December 31, 2011, there were no impaired commercial mortgage loans identified in management’s specific review.

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. As of both June 30, 2012 and December 31, 2011, the Company held no such loans. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

As described in Note 2, loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage and other loans. As of June 30, 2012 and December 31, 2011, 95% of the $246 million recorded investment and 94% of the $232 million recorded investment, respectively, had a loan-to-value ratio of less than 80%. As of June 30, 2012 and December 31, 2011, 97% and 99% of the recorded investment, respectively, had a debt service coverage ratio of 1.0X or greater. As of June 30, 2012, approximately $8 million or 3% of the recorded investment had a loan-to-value ratio greater than 100% or debt service coverage ratio less than 1.0X, reflecting loans where the mortgage amount exceeds the collateral value or where current debt payments are greater than income from property operations; none of which related to agricultural loans. As of December 31, 2011, approximately $2 million or 1% of the recorded investment had a loan-to-value ratio greater than 100% or debt service coverage ratio less than 1.0X; none of which related to agricultural loans.

As of both June 30, 2012 and December 31, 2011, all commercial mortgage and other loans were in current status. The Company defines current in its aging of past due commercial mortgage and agricultural loans as less than 30 days past due.

Commercial mortgage and other loans on nonaccrual status totaled $0 million and $3.2 million as of June 30, 2012 and December 31, 2011, respectively, and were primarily related to Hospitality. See Note 2 for further discussion regarding nonaccrual status loans.

For the three months ended June 30, 2012, there were no commercial mortgage and other loans sold or acquired.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Net Investment Income

Net investment income for the three and six months ended June 30, 2012 and 2011, was from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Fixed maturities, available-for-sale	$14,513	$14,230	$29,257	$28,101
Equity securities, available-for-sale	7	9	8	14
Trading account assets	4	—	7	—
Commercial mortgage and other loans	3,458	2,818	6,722	5,972
Policy loans	2,371	2,376	4,696	4,717
Short-term investments and cash equivalents	15	17	28	43
Other long-term investments	146	306	589	787

Gross investment income	20,514	19,756	41,307	39,634
Less: investment expenses	(888)	(799)	(1,786)	(1,588)

Net investment income	$19,626	$18,957	$39,521	$38,046

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and six months ended June 30, 2012 and 2011 were from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)

Fixed maturities	$849	$479	$1,307	$1,377
Equity securities	(89)	368	(121)	177
Commercial mortgage and other loans	110	(95)	80	(221)
Derivatives	(9,418)	(2,947)	4,472	21,371

Realized investment gains (losses), net	$(8,548)	$(2,195)	$5,738	$22,704

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2011	$(1,417)	$739	$(142)	$287	$(533)

Net investment gains (losses) on investments arising during the period	1,009	—	—	(353)	656
Reclassification adjustment for (gains) losses included in net income	(175)	—	—	61	(114)
Reclassification adjustment for OTTI losses excluded from net income(1)	(106)	—	—	37	(69)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	—	(440)	—	154	(286)
Impact of net unrealized investment (gains) losses on policyholders’ account balances	—	—	153	(54)	99

Balance, June 30, 2012	$(689)	$299	$11	$132	$(247)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs and Other Costs	Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2011	$89,602	$(31,698)	$15,379	$(25,649)	$47,634
Net investment gains (losses) on investments arising during the period	5,967	—	—	(2,088)	3,879
Reclassification adjustment for (gains) losses included in net income	1,011	—	—	(354)	657
Reclassification adjustment for OTTI losses excluded from net income(2)	106	—	—	(37)	69
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	—	(2,903)	—	1,016	(1,887)
Impact of net unrealized investment (gains) losses on policyholders’ account balances	—	—	1,834	(642)	1,192

Balance, June 30, 2012	$96,686	$(34,601)	$17,213	$(27,754)	$51,544

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	June 30, 2012	December 31, 2011
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(689)	$(1,417)
Fixed maturity securities, available-for-sale - all other	94,839	88,414
Equity securities, available-for-sale	78	(100)
Derivatives designated as cash flow hedges (1)	(21)	(630)
Other investments	1,790	1,918

Net unrealized gains (losses) on investments	$95,997	$88,185

(1)	See Note 5 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following tables shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011:

	June 30, 2012
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)

Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$—	$—	$—	$—	$—
Obligations of U.S. states and their political subdivisions	—	—	—	—	—	—
Foreign government bonds	—	—	—	—	—	—
Corporate securities	38,753	600	896	193	39,649	793
Commercial mortgage-backed securities	—	—	545	20	545	20
Asset-backed securities	5,296	—	9,705	794	15,001	794
Residential mortgage-backed securities	—	—	1,097	22	1,097	22

Total	$44,049	$600	$12,243	$1,029	$56,292	$1,629

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

	December 31, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)

Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$—	$—	$—	$—	$—
Obligations of U.S. states and their political subdivisions
Corporate securities	31,041	670	998	177	32,039	847
Asset-backed securities	33,246	285	7,384	1,780	40,630	2,065
Commercial mortgage-backed securities	—	—	1,051	2	1,051	2
Residential mortgage-backed securities	4,367	158	—	—	4,367	158

Total	$68,654	$1,113	$9,433	$1,959	$78,087	$3,072

The gross unrealized losses at June 30, 2012 and December 31, 2011 are composed of both $1 million related to high or highest quality securities based on National Association of Insurance Commissioners, or “NAIC”, or equivalent rating and $1 million and $2 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At June 30, 2012, $1.3 million of the gross unrealized losses represented declines in value of greater than 20%, none of which had been in that position for less than six months, as compared to $1.6 million at December 31, 2011 that represented declines in value of greater than 20%, $0.1 million of which had been in that position for less than six months. At June 30, 2012 and December 31, 2011, the $1 million and $2 million, respectively, of gross unrealized losses of twelve months or more were concentrated in asset-backed securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at June 30, 2012 or December 31, 2011. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At June 30, 2012, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

Duration of Gross Unrealized Loss Positions for Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011:

	June 30, 2012
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Equity securities, available-for-sale	$54	$67	$—	$—	$54	$67

	December 31, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Equity securities, available-for-sale	$316	$102	$—	$—	$316	$102

At June 30, 2012, $0.1 million of the gross unrealized losses represented declines in value of greater than 20%, all of which have been in that position for less than six months. At December 31, 2011, $0.1 million of the gross unrealized losses represented declines of greater than 20%, all of which have been in that position for less than six months. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at June 30, 2012 or December 31, 2011.

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

Level 3 - Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally- developed values to the related assets or liabilities. To the extent the internally-developed valuations use significant unobservable inputs, they are classified as Level 3. As of June 30, 2012 and December 31, 2011, these over-rides on a net basis were not material.

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

	As of June 30, 2012
	Level 1	Level 2	Level 3	Netting (2)		Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$35,385	$—	$		$35,385
Obligations of U.S. states and their political subdivisions	—	2,963	—			2,963
Foreign government bonds	—	18,556	—			18,556
Corporate securities	—	917,649	7,346			924,995
Asset-backed securities	—	48,150	16,129			64,279
Commercial mortgage-backed securities	—	87,780	2,666			90,446
Residential mortgage-backed securities	—	92,282	—			92,282

Sub-total	—	1,202,765	26,141			1,228,906

Trading account assets:
Equity Securities	—	—	1,564			1,564

Sub-total	—	—	1,564			1,564

Equity securities, available for sale:	193	2,706	1,086			3,985
Short-term investments	2,604	—	—			2,604
Cash equivalents	—	36,326	—			36,326
Other long-term investments	—	10,926	—		(1,486)	9,440
Reinsurance Recoverable	—	—	66,642			66,642
Other assets	—	8,055	—			8,055

Sub-total excluding separate account assets	2,797	1,260,778	95,433		(1,486)	1,357,522

Separate account assets (1)	179,457	7,100,338	6,039			7,285,834

Total assets	$182,254	$8,361,116	$101,472		$(1,486)	$8,643,356

Future policy benefits	—	—	90,556		—	90,556
Other liabilities	—	1,486	—		(1,486)	—

Total liabilities	$—	$1,486	$90,556		$(1,486)	$90,556

	As of December 31, 2011
	Level 1	Level 2	Level 3	Netting (2)		Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$35,938	$—	$		$35,938
Obligations of U.S. states and their political subdivisions	—	2,826	—			2,826
Foreign government bonds	—	23,031	—			23,031
Corporate securities	—	894,266	1,755			896,021
Asset-backed securities	—	53,005	18,627			71,632
Commercial mortgage-backed securities	—	96,006	—			96,006
Residential mortgage-backed securities	—	94,450	—			94,450

Sub-total	—	1,199,522	20,382			1,219,904

Trading account assets:
Equity Securities	—	—	1,569			1,569

Sub-total	—	—	1,569			1,569

Equity securities, available for sale:	276	—	1,144			1,420
Short-term investments	1,069	—	—			1,069
Cash equivalents	10,000	14,381	—			24,381
Other long-term investments	—	8,764	18		(2,094)	6,688
Reinsurance Recoverables	—	—	53,677			53,677
Other assets	—	8,647	—			8,647

Sub-total excluding separate account assets	11,345	1,231,314	76,790		(2,094)	1,317,355

Separate account assets (1)	141,133	6,110,880	5,995			6,258,008

Total assets	$152,478	$7,342,194	$82,785		$(2,094)	$7,575,363

Future policy benefits	—	—	76,996		—	76,996

Other liabilities	—	2,094	—		(2,094)	—

Total liabilities	$—	$2,094	$76,996		$(2,094)	$76,996

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Statement of Financial Position.
(2)	“Netting” amounts represent the impact of offsetting asset and liability positions held within the same counterparty.

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

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally-developed valuation. As of June 30, 2012 and December 31,2011, over-rides on a net basis were not material. Internally-developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally-developed valuations and non-binding broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Equity Securities – Equity securities consist principally of investments in common and preferred stock of publicly traded companies, perpetual preferred stock, privately traded securities, as well as common shares of mutual funds. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. Estimated fair values for most privately traded equity securities are determined using valuation and discounted cash flow models that require a substantial level of judgment. In determining the fair value of certain privately traded equity securities the discounted cash flow model may also use unobservable inputs, which reflect the Company’s assumptions about the inputs market participants would use in pricing the asset. Most privately traded equity securities are classified within Level 3. The fair values of common shares of mutual funds that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in the fair value hierarchy. The fair values of perpetual preferred stock are based on inputs obtained from independent pricing services that are primarily based on non-binding broker quotes, as the directly observable market inputs are not available. As a result, the fair values of perpetual preferred stock are classified as Level 3.

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

The majority of the Company’s derivative positions are traded in the over-the-counter (OTC) derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers, third-party pricing vendors and/or recent trading activity. The fair values of most OTC derivatives, including interest rate and cross currency swaps, are determined using discounted cash flow models. These models’ key inputs include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, non-performance risk, volatility and other factors.

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

Derivatives classified as Level 3 may include first-to-default credit basket swaps and other structured products. These derivatives are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. The fair values of first to default credit basket swaps are derived from relevant observable inputs such as: individual credit default spreads, interest rates, recovery rates and unobservable model-specific input values such as correlation between different credits within the same basket. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer values. As of June 30, 2012 and December 31,2011, there were derivatives with the fair value of $0 and $18 thousand classified within Level 3, and all other derivatives were classified within Level 2. See Note 5 for more details on the fair value of derivative instruments by primary underlying.

Cash Equivalents and Short-Term Investments – Cash equivalents and short-term investments include money market instruments, commercial paper and other highly liquid debt instruments. Money market instruments are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The remaining instruments in the Cash Equivalents and Short-term Investments category are typically not traded in active markets; however, their fair values are generally based on market observable inputs and, accordingly, these investments have been primarily classified within Level 2 in the fair value hierarchy.

Separate Account Assets – Separate Account Assets primarily include fixed maturity securities, treasuries, equity securities and real estate investments for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities,” “Equity Securities” and “Other Long-Term Investments.”.

Other Assets – Other assets carried at fair value include affiliated bonds within our legal entity whose fair value are determined consistent with similar securities described above under “Fixed Maturity Securities” managed by affiliated asset managers.

Reinsurance Recoverables – Reinsurance recoverables carried at fair value include the reinsurance of our living benefit guarantees on certain of our variable annuities. These reinsurance recoverables are valued in the same manner as the living benefit guarantees as described below in “Future Policy Benefits”.

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

	As of June 30, 2012
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	6,481	865	7,346
Asset-backed securities	60	16,069	16,129
Equity securities	1,086	1,564	2,650
Reinsurance Recoverable	66,642	—	66,642
Commercial mortgage-backed securities	—	2,666	2,666

Sub-total excluding separate account assets	74,269	21,164	95,433

Separate account assets	6,039	—	6,039

Total assets	$80,308	$21,164	$101,472

Future policy benefits	$90,556	$—	$90,556

Total liabilities	$90,556	$—	$90,556

(1)	Represents valuations reflecting both internally-derived and market inputs, as well as third-party pricing information or quotes. See below for additional information related to internally-developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent non-binding broker quotes where pricing inputs are not readily available.

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The table below represents quantitative information on significant internally priced Level 3 assets and liabilities for which the investment risks associated with market value changes are borne by the company.

As of June 30, 2012
	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(in thousands)
Assets:
Corporate securities	$6,481	Discounted cash flow	Discount rate	$11.80% - 17.50% (13.49%)
		Market comparables	EBITDA multiples (1)	7.5X (7.5X)
		Liquidation	Liquidation value	75% (75%)

Reinsurance recoverables	$66,642	Fair values are determined in the same manner as future policy benefits

Liabilities:
Future policy benefits	$90,554	Discounted cash flow	Lapse rate	0% - 15%
			NPR spread	0.4% - 2.6%
			Utilization rate	60% - 90%
			Withdrawal rate	90% - 100%
			Mortality rate (2)	0% - 10%
			Equity Volatility curve	22% - 32%

(1)	EBITDA multiples represent multiples of earnings before interest, taxes, depreciation and amortization, and are amounts used when the reporting entity has determined that market participants would use such multiples when pricing the investments.
(2)	Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Reinsurance Recoverables – Reinsurance recoverables carried at fair value include the reinsurance of our living benefit guarantees on certain of our variable annuities. These reinsurance recoverables covering these guarantees are valued in the same manner as the living benefit guarantees as described below in “Future Policy Benefits”. Reinsurance recoverables also includes reinsurance of the no lapse guarantee provisions available on a portion of certain universal life products. The reinsurance agreement covering the no lapse guarantee contains an embedded derivative related to the interest rate risk of the reinsurance contract. The embedded derivative arising from this reinsurance agreement has a value of zero at June 30, 2012 as discussed above.

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

To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features. Since insurance liabilities are senior to debt, the Company believes that reflecting the financial strength ratings of the Company in the valuation of the liability or asset appropriately takes into consideration NPR. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the financial strength of the Company. The Company adjusts these credit spreads to remove any illiquidity risk premium, which is subject to a floor based on a percentage of the credit spread. This additional spread, as mentioned in the table above, is applied at an individual contract level and only to those individual living benefit contracts in a liability position and generally not to those in a contra-liability position. An increase in the spread over LIBOR increases the discounting impact in the present value calculation and will generally cause a decrease in the fair value of the liability.

The Company’s benefit utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, including the estimated timing of the first lifetime income withdrawal by the contractholder. These assumptions vary based on the product type, the age of the contractholder, and the age of the contract. The utilization rate varies by product, based on the availability of an enhanced guarantee after a certain waiting period. For example, the utilization rates for a product with the opportunity to double the guaranteed value after a 10, 12 or 20 year accumulation period are adjusted based on contractholder experience related to such enhancement. Generally, the Company assumes a certain percentage will of contractholders utilize the guaranteed benefit (depending on the product type, contractholder age and contract age) and will begin lifetime withdrawals at various time intervals from contract inception with the remaining contractholders either beginning lifetime withdrawals immediately or never utilizing the benefit. The impact of changes in these assumptions is highly dependent on the contract type and age of the contractholder at the time of the sale and the timing of the first lifetime income withdrawal.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Separate Account Assets – In addition to the significant internally-priced Level 3 assets and liabilities presented and described above, the Company also has internally-priced separate account assets reported within Level 3. Changes in the fair value of separate account assets are borne by customers and thus are offset by changes in separate account liabilities on the Company’s Unaudited Interim Statement of Financial Position. As a result, changes in value associated with these investments do not impact the Company’s Unaudited Interim Statement of Operations. In addition, fees earned by the Company related to the management of these assets do not change due to changes in the fair value of these investments. Quantitative information about significant internally-priced Level 3 separate account assets is as follows:

Other Invested Assets – Separate account assets include $6 million of investments in real estate fund as of June 30, 2012 that are classified as Level 3 and reported at fair value which is determined by the Company’s equity in net assets of the entities. Fair value estimates of real estate are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. Key unobservable inputs to real estate valuation include capitalization rates, which range from 6.0% to 9.5% (7.53% weighted average) and discount rates, which range from 7.25% to 11.5% (8.51% weighted average).

Transfers between Levels 1 and 2 – During the three and six months ended June 30, 2012, $2.7 million of equity securities, available for sale transferred from Level 1 to Level 2. The assets that transferred were mutual funds that were priced on a net asset value. This transfer was the result of an ongoing monitoring assessment of pricing inputs to ensure appropriateness of the level classification in the fair value hierarchy. On March 31, 2012, and December 31, 2011 no such adjustment was made. There were no transfers between Levels 1 and 2 for the three months and six months ended June 30, 2011.

Changes in Level 3 assets and liabilities – The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2012, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2012 attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2012.

	Three Months Ended June 30, 2012
	Fixed Maturities Available For Sale - Corporate Securities	Fixed Maturities Available For Sale - Asset- Backed Securities	Fixed Maturity Available For Sale - Commercial mortgage- backed securities	Other Trading Account Assets - Equity Securities	Equity Securities, Available for Sale
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$7,671	$17,651	$—	$1,562	$1,130
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(500)	77	—	—	—
Asset management fees and other income	—	—	—	2	—
Interest credited to policyholder account balances	—	—	—	—	—
Included in other comprehensive income (loss)	202	20	42	—	(44)
Net investment income	—	122	—	—	—
Purchases	3,125	—	—	—	—
Sales	(29)	—	—	—	—
Issuances	(43)	—	—	—	—
Settlements	(56)	(1,741)	—	—	—
Transfers into Level 3 (2)	—	—	2,624	—	—
Transfers out of Level 3 (2)	(3,024)	—	—	—	—

Fair value, end of period assets/(liabilities)	$7,346	$16,129	$2,666	$1,564	$1,086

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—	$—
Asset management fees and other income	$—	$—	$—	$1	$—
Interest credited to policyholder account balances	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$134	$49	$42	$—	$(12)

	Three Months Ended June 30, 2012
	Reinsurance Recoverables	Separate Account Assets (1)	Future Policy Benefits
			(in thousands)
Fair value, beginning of period assets/(liabilities)	$18,609	$6,044	$(28,238)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	41,139	—	(53,456)
Asset management fees and other income	—	—	—
Interest credited to policyholder account balances	—	(5)	—
Included in other comprehensive income	—	—	—
Net investment income	—	—	—
Purchases	6,894	—	—
Sales	—	—	—
Issuances	—	—	(8,862)
Settlements	—	—	—
Transfers into Level 3 (2)	—	—	—
Transfers out of Level 3 (2)	—	—	—

Fair value, end of period assets/(liabilities)	$66,642	$6,039	$(90,556)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$82,307	$—	$(53,382)
Asset management fees and other income	$—	$—	$—
Interest credited to policyholder account balances	$—	$(5)	$—
Included in other comprehensive income	$—	$—	$—

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Statements of Financial Position.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Transfers – Transfers out of Level 3 were primarily due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

	Six Months Ended June 30, 2012
	Fixed Maturities Available For Sale - Corporate Securities	Fixed Maturities Available For Sale - Asset- Backed Securities	Fixed Maturities Available For Sale - Commercial mortgage- backed securities	Other Trading Account Assets - Equity Securities	Equity Securities, Available for Sale
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$1,755	$18,627	$—	$1,569	$1,144
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(500)	75	—	—	(31)
Asset management fees and other income	—	—	—	(5)	—
Interest credited to policyholder account balances	—	—	—	—	—
Included in other comprehensive income (loss)	(2)	270	43	—	(27)
Net investment income	(3)	199	—	—	—
Purchases	4,620	—	—	—	—
Sales	(30)	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(296)	(2,778)	—	—	—
Transfers into Level 3 (2)	4,826	—	2,623	—	—
Transfers out of Level 3 (2)	(3,024)	(264)	—	—	—

Fair value, end of period assets/(liabilities)	$7,346	$16,129	$2,666	$1,564	$1,086

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—	$—
Asset management fees and other income	$—	$—	$—	$(6)	$—
Interest credited to policyholder account balances	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$(78)	$305	$42	$—	$(27)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

	Six Months Ended June 30, 2012
	Other Long-Term Investments	Reinsurance Recoverables	Separate Account Assets (1)	Future Policy Benefits
			(in thousands)
Fair value, beginning of period assets/(liabilities)	$18	$53,678	$5,994	$(76,996)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(17)	(216)	—	3,536
Asset management fees and other income	—	—	—	—
Interest credited to policyholder account balances	—	—	45	—
Included in other comprehensive income	—	—	—	—
Net investment income	—	—	—	—
Purchases	—	13,180	—	—
Sales	—	—	—	—
Issuances	—	—	—	(17,096)
Settlements	(1)	—	—	—
Transfers into Level 3 (2)	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—

Fair value, end of period assets/(liabilities)	$—	$66,642	$6,039	$(90,556)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$41,063	$—	$3,307
Asset management fees and other income	$—	$—	$—	$—
Interest credited to policyholder account balances	$—	$—	$44	$—
Included in other comprehensive income	$—	$—	$—	$—

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Statements of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Transfers – Transfers out of Level 3 were primarily due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2011, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2011 attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2011.

	Three Months Ended June 30, 2011
	Fixed Maturities Available For Sale - Corporate Securities	Fixed Maturities Available For Sale - Asset- Backed Securities	Fixed Maturities, Available For Sale - Commercial Mortgage- Backed Securities	Equity Securities, Available for Sale
	(in thousands)
Fair value, beginning of period	$3,663	$17,379	$—	$1,806
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	—	(190)
Asset management fees and other income	—	—	—	—
Interest credited to policyholder account balances	—	—	—	146
Included in other comprehensive income (loss)	(51)	(28)	—	—
Net investment income	35	75	—	—
Purchases	1,216	5,924	5,019	—
Sales	(11)	—	—	—
Issuances	23	—	—	—
Settlements	(57)	(1,680)	—	—
Foreign currency translation	—	—	—	—
Transfers into Level 3 (2)	862	—	—	—
Transfers out of Level 3 (2)	—	—	—	—

Fair value, end of period	$5,680	$21,670	$5,019	$1,762

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$(380)
Asset management fees and other income	$—	$—	$—	$—
Interest credited to policyholder account balances	$—	$—	$—	$—
Included in other comprehensive income (loss)	$(51)	$(28)	$—	$336

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

	Three Months Ended June 30, 2011
	Reinsurance Recoverables	Other Assets	Separate Account Assets (1)	Future Policy Benefits	Other Liabilities
	(in thousands)
Fair value, beginning of period	$8,495	$5,978	5,628	64,481	45
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	552	—	—	(4,913)	(11)
Interest credited to policyholder account balances	—	—	75	—	—
Included in other comprehensive income (loss)	—	—	—	—	—
Net investment income	—	—	—	—	—
Purchases	410	—	—	—	—
Issuances	—	—	—	(5,741)	—
Settlements	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	—	(5,978)	—	—	—

Fair value, end of period	$9,457	$—	5,703	53,827	34

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$612	$—	$—	(4,635)	(10)
Asset management fees and other income	$—	$—	$—	—	—
Interest credited to policyholder account balances	$—	$—	$75	—	—
Included in other comprehensive income (loss)	$—	$—	$—	—	—

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Statement of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Transfers – Transfers out of Level 3 were primarily due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

	Six Months Ended June 30, 2011
	Fixed Maturities Available For Sale - Corporate Securities	Fixed Maturities Available For Sale - Asset- Backed Securities	Fixed Maturities, Available For Sale - Commercial Mortgage- Backed Securities	Equity Securities, Available for Sale	Other Long-Term Investments
			(in thousands)
Fair value, beginning of period	$3,636	$16,619	$—	$255	$—
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	—	(380)	34
Asset administration fees and other income	—	—	—	—	—
Included in other comprehensive income (loss)	(52)	101	—	351	—
Net investment income	66	120	—	—	—
Purchases	1,297	11,089	5,019	—	—
Sales	(99)	—	—	—	—
Issuances	48	—	—	—	—
Settlements	(116)	(2,294)	—	—	—
Foreign currency translation	—	—	—	—	—
Transfers into Level 3 (2)	900	—	—	1,536	—
Transfers out of Level 3 (2)	—	(3,965)	—	—	—

Fair value, end of period	$5,680	$21,670	$5,019	$1,762	$34

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$(380)	$30
Asset administration fees and other income	$—	$—	$—	$—	$—
Interest credited to policyholder account balances	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$(52)	$101	$—	$351	$—

	Six Months Ended June 30, 2011
	Reinsurance Recoverables	Other Assets	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$11,108	$5,888	5,393	$41,316
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(2,425)	—	—	22,971
Asset administration fees and other income	—	—	—	—
Interest credited to policyholder account balances	—		310	—
Included in other comprehensive income	—	(13)	—	—
Net investment income	—	—	—	—
Purchases	774	105	—	(10,460)
Settlements	—	(1)	—	—
Foreign currency translation	—	—	—	—
Transfers into Level 3 (2)	—	—	—	—
Transfers out of Level 3 (2)	—	(5,979)	—	—

Fair value, end of period	$9,457	$—	$5,703	53,827

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$(2,339)	$—	$—	$23,282
Asset administration fees and other income	$—	$—	$—	$—
Interest credited to policyholder account balances	$—	$—	$310	$—
Included in other comprehensive income	$—	$(13)	$—	$—

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Statement of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Transfers – As a part of an ongoing monitoring assessment of pricing inputs to ensure appropriateness of the level classification in the fair value hierarchy the Company may reassign level classification from time to time. As a result of such a review, in the first quarter of 2011, it was determined that the pricing inputs for perpetual preferred stocks provided by third party pricing services were primarily based on non-binding broker quotes which could not always be verified against directly observable market information. Consequently, perpetual preferred stocks were transferred into Level 3 within the fair value hierarchy. This represents the majority of the transfers into Level 3 for Equity Securities Available for Sale. Other transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized. Transfers out of Level 3 were primarily due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. However, in some cases, as described below, the carrying amount equals or approximates fair value.

	June 30, 2012					December 31, 2011
	Fair Value				Carrying Amount (1)	Fair Value	Carrying Value
	Level 1	Level 2	Level 3	Total	Total	Total	Total
	(in thousands)

Assets:

Commercial mortgage and other loans	$—	$—	$262,303	$262,303	$244,481	$247,865	$230,201

Policy loans	—	—	240,701	240,701	178,172	235,706	177,162

Cash	3,564	—	—	3,564	3,564	2,342	2,342

Accrued investment income	—	16,880	—	16,880	16,880	17,275	17,275

Other assets	—	17,203	—	17,203	16,944	19,763	19,486

Liabilities:

Policyholders’ Account Balances - Investment Contracts	—	114,589	14,640	129,229	130,042	113,010	113,938

Cash collateral for loaned securities	—	3,595	—	3,595	3,595	17,012	17,012
Securities sold under agreement to repurchase	—	—	—	—	—	3,216	3,216

Short-term debt	—	11,058	—	11,058	11,000	26,027	26,000

Long-term debt	—	45,338	—	45,338	44,000	44,266	44,000

Other liabilities	—	27,539	—	27,539	27,539	30,728	30,728

(1)	Carrying values presented herein differ from those in the Company’s Unaudited Interim Statement of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

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

Other Assets

Other assets included in the table above reflect those assets that meet the definition of financial instruments. They include receivables, such as unsettled trades and accounts receivable. The Company believes that carrying value approximates fair value due to the short term until settlement of most of these assets. Also included in other assets is an affiliated note whose fair value is determined in the same manner as the underlying debt described below under “Short-Term and Long-Term Debt”.

Policyholders’ Account Balances - Investment Contracts

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

Securities Sold under Agreements to Repurchase

The Company receives collateral for selling securities under agreements to repurchase or pledges collateral under agreements to resell. For securities sold under agreements to repurchase, the market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. Securities repurchase and resale agreements are also generally short-term in nature, and therefore, the carrying amounts of these instruments approximate fair value.

Short-Term and Long-Term Debt

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

Other Liabilities

Other liabilities are primarily payables, such as drafts, escrow deposits and accrued expense payables. Due to the short term until settlement of most of these liabilities, the Company believes that carrying value approximates fair value.

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

Embedded Derivatives

The Company sells variable annuity contracts that include certain optional living benefit features that are accounted for as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these embedded derivatives to an affiliate, Pruco Re. The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value. Mark-to-market changes in the fair value of the underlying contractual guarantees are determined using valuation models as described in Note 7, and are recorded in “Realized investment gains (losses), net.”

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

The fair value of the living benefit feature embedded derivatives included in “Future policy benefits” was a liability of $91 million and $77 million as of June 30, 2012 and December 31, 2011, respectively. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re included in “Reinsurance recoverables” was an asset of $67 million and $54 million as of June 30, 2012 and December 31, 2011, respectively.

The table below provides a summary of the gross notional amount and fair value of derivatives contracts, excluding embedded derivatives which are recorded with the associated host, by the primary underlying. Many derivative instruments contain multiple underlyings.

	June 30, 2012			December 31, 2011
	Notional	Fair Value		Notional	Fair Value
Primary Underlying	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(in thousands)

Qualifying Hedges

Currency/Interest Rate
Currency Swaps	$22,332	$608	$(617)	$14,972	$221	$(846)

Total Qualifying Hedges	$22,332	$608	$(617)	$14,972	$221	$(846)

Non-Qualifying Hedges
Interest
Interest Rate Swaps	$57,200	$9,713	$—	$57,200	$8,442	$—

Credit

Interest Rate Swaps	9,275	470	(306)	17,000	118	(339)
Currency/Interest Rate
Currency Swaps	9,115	—	(564)	16,615	—	(909)
Equity
Equity Options	—	135	—	—	—	—

Total Non-Qualifying Hedges	75,590	10,318	(870)	90,815	8,560	(1,248)

Total Derivatives (1)	$97,922	$10,926	$(1,487)	$105,787	$8,781	$(2,094)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $93 million and $80 million as of June 30, 2012 and December 31, 2011, respectively, included in “Future policy benefits” and “Fixed maturities, available-for-sale”, respectively.

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

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended June 30, 2012
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income(1)
	(in thousands)
Qualifying Hedges
Cash flow hedges
Currency/Interest Rate	$—	$6	$15	$993

Total qualifying hedges	—	6	15	993

Non-qualifying hedges
Interest Rate	3,278	—	—	—
Currency/Interest Rate	351	—	5	—
Credit	85	—	—	—
Embedded Derivatives	(27,024)	—	—	—

Total non-qualifying hedges	(23,310)	—	5	—

Total	$(23,310)	$6	$20	$993

	Six Months Ended June 30, 2012
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income(1)
	(in thousands)
Qualifying Hedges
Cash flow hedges
Currency/Interest Rate	$—	$(1)	$16	$609

Total qualifying hedges	—	(1)	16	609

Non-qualifying hedges
Interest Rate	2,130	—	—	—
Currency/Interest Rate	111	—	2	—
Credit	(222)	—	—	—
Embedded Derivatives	(11,438)	—	—	—

Total non-qualifying hedges	(9,419)	—	2	—

Total	$(9,419)	$(1)	$18	$609

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

	Three Months Ended June 30, 2011
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income(1)
	(in thousands)
Qualifying Hedges
Cash flow hedges
Currency/Interest Rate	$—	$(13)	$(12)	$(220)

Total qualifying hedges	—	(13)	(12)	(220)

Non-qualifying hedges
Interest Rate	1,501	—	—	—
Currency/Interest Rate	(171)	—	—	—
Credit	41	—	—	—
Embedded Derivatives	(4,317)	—	—	—

Total non-qualifying hedges	(2,946)	—	—	—

Total	$(2,946)	$(13)	$(12)	$(220)

	Six Months Ended June 30, 2011
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income(1)
	(in thousands)
Qualifying Hedges
Cash flow hedges
Currency/Interest Rate	$—	$(17)	$31	$(566)

Total qualifying hedges	—	(17)	31	(566)

Non-qualifying hedges
Interest Rate	1,244	—	—	—
Currency/Interest Rate	(434)	—	2	—
Credit	(334)	—	—	—
Embedded Derivatives	20,895	—	—	—

Total non-qualifying hedges	21,371	—	—	—

Total	$21,371	$(17)	$(31)	$(566)

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

For the period ending June 30, 2012, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2011	$(630)
Net deferred losses on cash flow hedges from January 1 to June 30, 2012	622
Amount reclassified into current period earnings	(13)

Balance, June 30, 2012	$(21)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

As of June 30, 2012, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 14 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Statements of Stockholder’s Equity.

Credit Derivatives Written

The Company wrote credit derivatives under which the Company was obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, was $0 million and $10 million notional of credit default swap (“CDS”) selling protection with an associated fair value of $0 million, at June 30, 2012 and December 31, 2011, respectively. These credit derivatives generally have maturities of less than 5 years and consist of corporate securities within the finance industry. At December 31, 2011, the underlying credits had an NAIC designation rating of 1.

The Company holds certain externally managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available-for-sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated other comprehensive income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these interests was $7 million at both June 30, 2012 and December 31, 2011. The fair value of the embedded derivatives included in “Fixed maturities, available-for-sale” was a liability of $3 million and $3 million at June 30, 2012 and December 31, 2011, respectively.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of June 30, 2012 and December 31, 2011, the Company had $9 million and $7 million of outstanding notional amounts, respectively, reported at fair value as a liability of less than $1 million for both periods.

Counterparty Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by our counterparty to financial derivative transactions. Generally, the credit exposure of the Company’s OTC derivative transactions is represented by the contracts with a positive fair value (market value) at the reporting date after taking into consideration the existence of netting agreements.

The Company has credit risk exposure to an affiliate, Prudential Global Funding, LLC or (“PGF”), related to its OTC derivative transactions. PGF manages credit risk with external counterparties by entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties, and by obtaining collateral where appropriate, see Note 8.

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

6. COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund $2 million of commercial loans as of June 30, 2012. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $20 million as of June 30, 2012.

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

We establish reserves for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, no reserve is established. For other litigation and regulatory matters, including matters discussed below, we currently do not have sufficient information to determine whether or not there is a reasonably possible loss. We review relevant information with respect to these litigation and regulatory matters on a quarterly and annual basis and update our reserves, disclosures and estimates of reasonably possible loss based on such reviews.

In March 2012, a qui tam action on behalf of the State of Minnesota, Total Asset Recovery v. MetLife Inc., et al., Prudential Financial Inc., The Prudential Insurance Company of America and Prudential Holdings, Inc., filed in the Fourth Judicial District, Hennepin County, in the State of Minnesota was served on the Company. The complaint alleges that the Company failed to escheat life insurance proceeds to the State of Minnesota in violation of the Minnesota False Claims Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs. In June 2012, the Company filed a motion to dismiss the complaint.

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

The Company is one of several companies subpoenaed by the New York Attorney General regarding its unclaimed property procedures. Additionally, the New York Department of Financial Services (“NYDFS”) has requested that 172 life insurers (including the Company) provide data to the NYDFS regarding use of the SSMDF. The New York Office of Unclaimed Funds recently notified the Company that it intends to conduct an audit of the Company’s compliance with New York’s unclaimed property laws. The Minnesota Attorney General has also requested information regarding the Company’s use of the SSMDF and its claim handling procedures and the Company is one of several companies subpoenaed by the Minnesota Department of Commerce, Insurance Division. In February 2012, the Massachusetts Office of the Attorney General requested information regarding the Company’s unclaimed property procedures.

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

The Company participates in reinsurance with its affiliates Prudential Insurance, Prudential Arizona Reinsurance Captive Company, or (“PARCC”), Pruco Re, and Prudential Arizona Reinsurance Term Company, or (“PAR TERM”), through various plans of reinsurance, primarily on a yearly renewable term and coinsurance basis. This reinsurance provides risk diversification, additional capacity for future growth and limits the maximum net loss potential. For coinsurance agreements, all significant risks are ceded to the reinsurer, including mortality, investment, and lapse risk. For yearly renewable term agreements, mortality risk is the primary risk ceded to the reinsurer. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

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

Reinsurance amounts included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011 are below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)

Premiums	$43,776	$42,039	$86,811	$83,393
Reinsurance ceded	(39,767)	(38,037)	(80,060)	(76,457)

Premiums	$4,009	$4,002	$6,751	$6,936

Direct policy charges and fees	$47,431	$42,408	$91,361	$79,120
Reinsurance ceded	(10,074)	(9,332)	(19,396)	(18,117)

Policy charges and fees	$37,357	$33,076	$71,965	$61,003

Policyholders’ benefits ceded	$21,723	$25,417	$54,271	$52,397

Realized capital gains (losses) net, associated with derivatives	$40,477	$593	$(1,277)	$(2,385)

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Reinsurance recoverables included in the Company’s Unaudited Interim Statements of Financial Position at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
	(in thousands)

Domestic life insurance-affiliated	$494,002	$467,687
Domestic individual annuities-affiliated	66,671	53,696

Domestic life insurance-unaffiliated	246	1,379

	$560,919	$522,762

Substantially all reinsurance contracts are with affiliates as of June 30, 2012 and December 31, 2011. These contracts are described further in Note 8.

The gross and net amounts of life insurance face amount in force as of June 30, 2012 and 2011 were as follows:

	2012	2011
	(in thousands)

Gross life insurance face amount in force	$99,518,637	$$97,169,256
Reinsurance ceded	(89,608,890)	(87,285,045)

Net life insurance face amount in force	$9,909,747	$9,884,211

8.	RELATED PARTY TRANSACTIONS

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million for the second quarter of 2012 and 2011, and less than $1 million for the first six months of 2012 and 2011. The expense charged to the Company for the deferred compensation program was less than $1 million for the second quarter of 2012 and 2011, and less than $1 million for the first six months of 2012 and 2011.

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earning and length of service. While others are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was less than $1 million for the second quarter of 2012 and 2011, and $1 million for the first six months of 2012 and 2011.

Prudential Insurance sponsors voluntary savings plans for its employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was less than $1 million for the second quarter of 2012 and 2011, and less than $1 million for the first six months of 2012 and 2011.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

Corporate Owned Life Insurance

The Company has sold two Corporate Owned Life Insurance, or “COLI”, policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI contracts was $1,121 million and $1,068 million as of June 30, 2012 and December 31, 2011, respectively. Fees related to these COLI policies were $4 million in the second quarter of 2012 and 2011; and $8 million in the first six months of 2012 and 2011.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Reinsurance with Affiliates

Pruco Life

Effective April 1, 2008, the Company entered into an agreement to reinsure certain variable COLI policies with Pruco Life. Reinsurance recoverables related to this agreement were $2 million and $7 million as of June 30, 2012 and December 31, 2011, respectively. There were no fees ceded to Pruco Life in the second quarter of 2012 and 2011 and in the first six months of 2012 and 2011. Benefits ceded were $1 million and less than $1 million in the second quarter of 2012 and 2011, respectively; and $1 million and less than $1 million in the first six month of 2012 and 2011, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

PARCC

The Company reinsures 90% of the risks under its term life insurance policies, written prior to January 1, 2010, excluding My Term and ROP Term life insurance, through an automatic coinsurance agreement with PARCC. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $423 million and $403 million as of June 30, 2012 and December 31, 2011, respectively. Premiums ceded to PARCC in the second quarter of 2012 and 2011 were $29 million and $31 million, respectively; and $60 million and $64 million in the first six months of 2012 and 2011, respectively. Benefits ceded in the second quarter of 2012 and 2011 were $11 million and $18 million, respectively; and $34 million in the first six months of 2012 and 2011. Reinsurance expense allowances, net of capitalization and amortization in the second quarter of 2012 and 2011 were $6 million; and $12 million and $13 million in the first six months of 2012 and 2011, respectively.

PAR TERM

The Company reinsures 95% of the risks under its term life insurance policies issued on or after January 1, 2010, excluding My Term, through an automatic coinsurance agreement with PAR TERM. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $38 million and $28 million as of June 30, 2012 and December 31, 2011, respectively. Premiums ceded to PAR TERM in the second quarter of 2012 and 2011 were $10 million and $6 million, respectively; and $18 million and $11 million in the first six months of 2012 and 2011, respectively. Benefits ceded to PAR TERM in the second quarter of 2012 and 2011 were less than $1 million; and $1 million in the first six months of 2012 and 2011. Reinsurance expense allowances, net of capitalization and amortization in the second quarter of 2012 and 2011 were $2 million and $1 million, respectively; and $3 million and $2 million in the first six months of 2012 and 2011, respectively.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. The reinsurance recoverables related to this agreement were $31 million and $30 million as of June 30, 2012 and December 31, 2011, respectively. Premiums and fees ceded to Prudential Insurance in the second quarter of 2012 and 2011 were $11 million and $10 million respectively; and $21 million and $19 million in the first six months of 2012 and 2011, respectively. Benefits ceded to Prudential Insurance in the second quarter of 2012 and 2011 were $9 million and $8 million, respectively; and $17 million in the first six months of 2012 and 2011. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Pruco Reinsurance
Effective October 1, 2011
Highest Daily Lifetime Income (“HDI”)	$2,429	$—	$4,213	$—
Spousal Highest Daily Lifetime Income (“SHDI”)	741	—	1,285	—
Highest Daily Lifetime 6 Plus (“HD6+”)	2,887	—	5,758	—
Spousal Highest Daily Lifetime 6 Plus (“SHD6+”)	1,153	—	2,291	—
Effective Since 2006
Spousal Lifetime Five (“SLT5”)	42	45	84	90
Effective Since 2005
Lifetime Five (“LT5”)	304	325	611	645

Total Pruco Reinsurance	$7,556	$370	$14,242	$735

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Effective October 1, 2011, the Company ceded the HDI, SHDI, HD6+ and SHD6+ benefits to Pruco Re, as noted in the table above. The Company paid an initial premium of $62 million and established a reinsurance recoverable of $31 million resulting in an initial ceding loss of $32 million, recognized in “Realized investment gains (losses), net” in 2011.

The Company’s reinsurance recoverables related to the above product reinsurance agreements were $67 million and $54 million as of June 30, 2012 and December 31, 2011, respectively. Realized gains (losses) were $40 million and $1 million in the second quarter of 2012 and 2011, respectively; and $(1) million and $(2) million in the first six months of 2012 and 2011, respectively. Changes in realized gains (losses) for the second quarter of 2012 and 2011 and the first six months of 2012 and 2011 were primarily due to changes in market conditions in each respective period. The underlying assets are reflected in “Reinsurance recoverables” in the Company’s Unaudited Interim Statements of Financial Position.

Deferred Policy Acquisition Costs Ceded to Term Reinsurance Affiliates

In 2009 when implementing a revision to the reinsurance treaties with PARCC and PAR TERM modifications were made affecting premiums. The related impact on the deferral of ceded reinsurance expense allowances did not reflect this change resulting in the understatement of deferred reinsurance expense allowances. During the second quarter 2011, the Company recorded the correction, charging $1 million to net DAC amortization which represented the cumulative impact of this change. These adjustments are not material to any previously reported quarterly or annual financial statements.

Affiliated Asset Administration Fee Income

The Company participates in a revenue sharing agreement with AST Investment Services, Inc, formerly known as American Skandia Investment Services, Inc, whereby the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $4 million and $3 million for the three months ended June 30, 2012 and 2011, respectively, and $9 million and $5 million for the six months ended June 30, 2012 and 2011, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

The Company participates in a revenue sharing agreement with Prudential Investments LLC, whereby the Company receives fee income from policyholders’ account balances invested in The Prudential Series Fund (“PSF”). Income received from Prudential Investments LLC, related to this agreement was $2 million and $2 million for the three months ended June 30, 2012 and 2011, respectively, and $3 million and $3 million for the six months ended June 30, 2012 and 2011, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

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

Debt Agreements

The Company is authorized to borrow funds up to $200 million from affiliates to meet its capital and other funding needs. The Company had $11 million in short term debt as of June 30, 2012, and $26 million in short-term debt as of December 31, 2011. Total interest expense on this short-term affiliated debt to the Company was $0.1 million and $0 million for the three and six months ended June 30, 2012 and 2011, respectively.

On December 16, 2011 the Company entered into a series of four $11 million borrowings with Prudential Financial, totaling $44 million. The loans have fixed interest rates ranging from 2.65% to 3.61% and maturity dates staggered one year apart, from December 16, 2013 to December 16, 2016. The total interest expense on these borrowings was $0.3 million and $0.7 million for the three and six months ended June 30, 2012, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A,”) addresses the financial condition of Pruco Life Insurance Company, or the “Company,” as of June 30, 2012, compared with December 31, 2011, and its consolidated results of operations for the three and six months ended June 30, 2012 and 2011. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, the statements under “Forward-Looking Statements” and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company sells variable and fixed annuities, universal life insurance, variable life insurance and term life insurance primarily through third party distributors in New Jersey and New York. These markets are subject to regulatory oversight, with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers, that have historically segregated the markets of the financial services industry have been changed. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels.

Products

Individual Annuities

The Company offers a wide array of annuities, including variable annuities that are registered with the United States Securities and Exchange Commission (the “SEC”), which may also include (1) fixed interest rate allocation options, subject to a market value adjustment, and registered with the SEC, and (2) fixed rate allocation options not subject to a market value adjustment and not registered with the SEC, in NJ and NY, United States. The Company also offers fixed annuitization options during the payout phase of its variable annuities.

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

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility, timing of annuitization and withdrawals, contract lapses and contractholder mortality. The rate of return we realize from our variable annuity contracts will vary based on the extent of the differences between our actual experience and the assumptions used in the original pricing of these products. As part of our risk management strategy we hedge or limit our exposure to certain of these risks primarily through a combination of product design elements, such as an asset transfer feature, externally purchased hedging instruments and affiliated reinsurance arrangements with Pruco Re. Our returns can also vary by contract based on our risk management strategy, including the impact of any capital markets movements that we may hedge in Pruco Re, the impact on that portion of our variable annuity contracts that benefit from the asset transfer feature and the impact of risks we have deemed suitable to retain and the impact of risks that are not able to be hedged.

As of June 30, 2012 approximately $4.6 billion or 88% of total variable annuity account values contain a living benefit feature, compared to approximately $3.7 billion or 86% as of December 31, 2011. As of June 30, 2012 approximately $4.3 billion or 93% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $3.4 billion or 91% as of December 31, 2011. The increase in account values with living benefits and the asset transfer feature reflects the impact of new business sales. The asset transfer feature, included in the design of certain optional living benefits, transfers assets between certain variable investments selected by the annuity contractholder and, depending on the benefit feature, a fixed rate account in the general account or a bond portfolio within the separate account. Therefore, it occurs at the contractholder level rather than at the fund level. The asset transfer feature associated with currently-sold benefit features transfers assets between certain variable investments selected by the annuity contractholder and a designated bond portfolio within the separate account. The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including the impact of investment performance on the contractholders’ total account value. In general, negative investment performance may result in transfers to either a fixed rate account in the general account or a bond portfolio within the separate account, and positive investment performance may result in transfers to contractholder-selected variable investments. Overall, the asset transfer feature helps to mitigate our exposure to equity market risk and market volatility. Beginning in 2009, our offerings of optional living benefit features associated with currently sold variable annuity products all include an asset transfer feature, and in 2009 we discontinued any new sales of optional living benefit features without an asset transfer feature. Other product design elements we utilize for certain products to manage these risks include asset allocation restrictions and minimum issuance age requirements.

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

Term Life Insurance

The Company offers a variety of term life insurance products which represent 72% of our net individual life insurance in force at June 30, 2012, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

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

Variable Life Insurance

The Company offers a number of individual variable life insurance products which represent 21% of our net individual life insurance in force at June 30, 2012. Variable products provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account and /or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates we determine that vary periodically based on our portfolio rate, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. Each product provides for the deduction of charges and expenses from the customer’s contract fund. The Company also offers a variable product that has the same basic features as our variable universal life product but also allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance.

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

Universal Life Insurance

The Company offers universal life insurance products which represent 7% of our net individual life insurance in force at June 30, 2012. Universal life insurance products may feature a fixed crediting rate that we determine and that may vary periodically based on portfolio returns, subject to certain minimums, flexible premiums and a choice of guarantees against lapse. They may feature an equity index crediting rates subject to certain minimum and maximum rates. Universal life policies provide for the deduction of charges and expenses from the policyholders’ contract fund.

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

In the first quarter of 2012, we revised the treatment of the results of the living benefits hedging program in our best estimate of total gross profits used to calculate the amortization of deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) associated with certain of our variable annuity contracts. In 2011, we included certain results of the living benefits hedging program in the reinsurance affiliate in our best estimate of gross profits used to determine amortization rates only to the extent this net amount was determined by management to be other-than-temporary. Beginning with the first quarter of 2012, we are including certain results of the living benefits hedging program in our best estimate of total gross profits used for determining amortization rates each quarter without regard to the permanence of the changes. Aside from this change, our policy for amortizing DAC and DSI remains as described in our Annual Report on Form 10-K for the year ended December 31, 2011, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

A discussion of each of the additional critical accounting estimates listed above may also be found in our Annual Report on Form 10-K for the year ended December 31, 2011, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

Changes in Financial Position

June 30, 2012 versus December 31, 2011

Total assets increased $1,137 million, from $8,828 million at December 31, 2011 to $9,965 million at June 30, 2012.

Separate account assets increased $1,028 million, from $6,258 million at December 31, 2011 to $7,286 million at June 30, 2012, primarily driven by positive individual annuity net flows from new business sales and market appreciation.

Reinsurance recoverables increased by $38 million from $523 million at December 31, 2011, to $561 million at June 30, 2012. The increase is primarily driven by an increase in term reserves ceded under existing affiliated reinsurance agreements due to business growth. Also contributing to the increase was an increase in the mark-to-market of the reinsurance recoverable related to the reinsured liability for variable annuity living benefit embedded derivatives primarily resulting from an increase in the present value of future expected benefit payments driven by lower interest rates. See Note 8 to the Unaudited Interim Financial Statements for additional information regarding affiliated reinsurance transactions.

Total invested assets increased $34 million from $1,660 million at December 31, 2011 to $1,694 million at June 31, 2012 due to assets purchased to support the increase in policyholders’ account balances, as described below.

Deferred policy acquisition costs increased by $20 million from $263 million at December 31, 2011, to $283 million at June 30, 2012. The increase is primarily driven by the capitalization of commissions related to variable annuity sales.

Total liabilities increased by $1,106 million, from $8,266 million at December 31, 2011 to $9,372 million at June 30, 2012, primarily due to an increase in separate account liabilities of $1,028 million, offsetting the increase in separate account assets described above.

Future policy benefits and other policyholder liabilities increased $57 million, from $692 million at December 31, 2011 to $749 million at June 30, 2012, primarily driven by an increase in reserves supporting term business arising from business growth. Also contributing to the increase was an increase in the liability for living benefit embedded derivatives, as described above.

Policyholders’ account balances increased $43 million, from $1,133 million at December 31, 2011 to $1,176 million at June 30, 2012, driven by a large variable life deposit and continued universal life sales and in force growth.

1.	Results of Operations

Three Months ended June 30, 2012 versus June 30, 2011

	Three Months Ended June 30,
	2012	2011
	(in thousands)
Operating results:
Revenues:
Annuity Products	$17,241	$19,135
Life Products and Other	42,807	41,170

	$60,048	$60,305

Benefits and expenses:
Annuity Products	$75,229	$20,675
Life Products and Other	26,857	25,978

	$102,086	$46,653

Income (loss) from Operations before Income Taxes
Annuity Products	$(57,988)	$(1,540)
Life Products and Other	15,950	15,192

	$(42,038)	$13,652

Annuity Products

Income from Operations before Income Taxes

2012 to 2011 Three Month Comparison. Income from operations before income taxes decreased $56 million from a loss of $2 million in the second quarter of 2011 to a loss of $58 million in the second quarter of 2012. The decrease was primarily driven by higher amortization of deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) primarily related to higher gross profit from increased fee income and the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed in more detail below. Also contributing to the decrease was an unfavorable variance related to adjustments to the amortization of DAC and DSI, and in the reserves for the guaranteed minimum death (“GMDB”) and income benefit (“GMIB”) features of our variable annuity products. These adjustments are primarily driven by the impact on the estimated profitability of the business of quarterly adjustments to reflect current period market performance and experience, and are discussed in more detail below.

Excluding items discussed above, income from operations before income taxes decreased compared to the second quarter of 2011 primarily driven by an unfavorable variance in the mark-to-market related to the embedded derivatives associated with our non-reinsured living benefit features primarily due declining interest rates in 2012. Also contributing to this decrease were higher general and administrative expenses, net of capitalization, primarily due to higher costs associated with business development. Partially offsetting these decreases were higher fee income, net of distribution costs, due to higher average variable annuity account values invested in separate accounts primarily due to positive net flows from new business sales.

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

As mentioned above, included in the unfavorable variance from higher amortization of DAC and DSI, was $47 million of higher amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions held in our reinsurance affiliate. This impact primarily relates to changes in the valuation of the reinsured living benefit liabilities in the second quarter of 2012 related to NPR gains, which we and the reinsurance affiliate believe to be non-economic, and choose not to hedge, as discussed above, partially offset by losses driven by the difference between the change in the fair value of the hedge target liability and the change in the fair value of the hedge assets in the reinsurance affiliate due to unfavorable market conditions in the second quarter of 2012.

To reflect the NPR of our affiliates in the valuation of the embedded derivative liabilities, we incorporate an additional spread over LIBOR into the discount rate used in the valuation. NPR gains in the reinsurance affiliate in the second quarter of 2012 were primarily driven by a higher base of embedded derivatives in a liability position as well as a widening of NPR spreads. Decreases in risk-free interest rates and the impact of unfavorable account value performance, drove increases in the embedded derivative liability base in the second quarter of 2012. The NPR gains in the reinsurance affiliate were larger in the second quarter of 2012 compared to the second quarter of 2011 resulting in an unfavorable variance from higher offsetting DAC and DSI amortization.

As shown in the following table, the income from operations before income taxes for the second quarter of 2012 included $3 million of charges from adjustments to the reserves for the GMDB and GMIB features of our variable annuity products and to the amortization of DAC and DSI, compared to $0 million of charges included in the second quarter of 2011.

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total
	(in thousands)

Quarterly market performance adjustment	$(1,823)	$(373)	$(2,196)	$(525)	$33	$(492)
Quarterly adjustment for current period experience and other updates (3)	(489)	(52)	(541)	306	6	312

Total	$(2,312)	$(425)	$(2,737)	$(219)	$39	$(180)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC and DSI.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the GMDB / GMIB, features of our variable annuity products.
(3)	Represents the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as updates for current and future expected claims costs associated with the GMDB/GMIB features of our variable annuity products.

The $2 million and less than $1 million of charges in the second quarter of 2012 and 2011, respectively, shown in the table above, relating to the quarterly market performance adjustments are attributable to changes to our estimate of total gross profits to reflect actual fund performance. The following table shows the actual quarterly rates of return on variable annuity account values compared to our previously expected quarterly rates of return used in our estimate of total gross profits for the periods indicated.

	Second Quarter	Second Quarter

Actual rate of return	(2.1)%	0.8%
Expected rate of return	2.0%	1.8%

Lower than expected returns in the second quarter of 2012 decreased our estimate of total gross profits used as a basis for amortizing DAC and DSI and increased our estimate of future expected claims costs associated with the GMDB and GMIB features of our variable annuity products, by establishing a new, lower starting point for the variable annuity account values used in estimating those items for future periods. This change results in a higher required rate of amortization and higher required reserve provisions, which are applied to all prior periods. The resulting cumulative adjustment to prior amortization and reserve provisions are recognized in the current period. Lower than expected returns in the second quarter of 2011 had similar, but less significant impacts due to a lesser variance between actual and expected returns.

We derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust projected returns over the next four years (the “near-term”) so that the assets are projected to grow at the long-term expected rate of return for the entire period. The near-term future projected blended rate of return across all contract groups is 9.0% per annum as of June 30, 2012, or approximately 2.2% per quarter.

As noted previously, the quarterly adjustments to reflect current period market performance and experience impact the estimated profitability of our business. Therefore, in addition to the current period impacts discussed above, these items will also drive changes in our GMDB and GMIB reserves and the amortization of DAC and DSI in future periods.

Revenues

2012 to 2011 Three Month Comparison. Revenues decreased $2 million from $19 million in the second quarter of 2011 to $17 million in the second quarter of 2012.

Net realized investment gains (losses) decreased $9 million from a loss of $4 million in the second quarter of 2011, to a loss of $13 million in the second quarter of 2012, primarily driven by an unfavorable variance in the mark-to market related to the embedded derivatives associated with our non-reinsured living benefit features and related hedges, as discussed above.

Partially offsetting this decrease was an increase to policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on policyholders’ fund balances, of $5 million from $16 million in the second quarter of 2011 to $21 million in the second quarter of 2012. The increase was primarily driven by higher average separate account asset balances due to positive net flows from new business sales.

Benefits and Expenses

2012 to 2011 Three Month Comparison. Benefits and expenses increased $54 million from $21 million in the second quarter of 2011 to $75 million in the second quarter of 2012.

Amortization of DAC increased by $39 million, from $7 million in the second quarter of 2011 to $46 million in the second quarter of 2012 primarily due to higher DAC amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions held in our reinsurance affiliate and the impact of our quarterly adjustments to reflect current period experience and market performance, as discussed above.

Interest credited to policyholders’ account balances increased $12 million, from $4 million in the second quarter of 2011 to $16 million in the second quarter of 2012, primarily due to higher DSI amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions held in our reinsurance affiliate and the impact of our quarterly adjustments to reflect current period experience and market performance, as discussed above.

General and administrative expenses, net of capitalization, increased $4 million, from $8 million in the second quarter of 2011 to $12 million in the second quarter of 2012. The increase was primarily due to higher costs associated with business development and higher asset based trail commissions due to higher average variable annuity account values, as discussed above.

Life Products and Other

Income from Operations before Income Taxes

2012 to 2011 Three month Comparison. Income from operations before income taxes increased $1 million from $15 million in the second quarter of 2011 to $16 million in the second quarter of 2012. This increase reflects the impact of a $1 million charge in the second quarter of 2011 arising from an understatement of amortization of deferred policy acquisition costs in prior periods.

Revenues

2012 to 2011 Three month Comparison. Revenues increased $2 million, from $41 million in the second quarter of 2011 to $43 million in the second quarter of 2012.

Net realized investment gains increased $2 million, from net gains of $2 million in the second quarter 2011 to $4 million in the second quarter 2012 primarily driven by $2 million of market value increases in derivatives.

Net investment income of $16 million in the second quarter of 2012 remained flat compared to the second quarter of 2011.

Policy charges and fee income, consisting primarily of mortality and expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, of $16 million in the second quarter of 2012 decreased $1 million, from $17 million in the second quarter of 2011 reflecting the ongoing impact of the variable life in force run-off, partially offset by continued universal life business growth.

Benefits and Expenses

2012 to 2011 Three month Comparison. Total benefits and expenses increased $1 million, from $26 million in the second quarter of 2011 to $27 million in the second quarter of 2012.

Policyholders’ benefits, including interest credited to policyholders’ account balances, increased $3 million, from $15 million in the second quarter of 2011 to $18 million in second quarter of 2012. This increase includes an increase in policyholder benefits and higher interest credited arising from higher variable life fixed fund balances and continued growth in universal life policyholder account balances.

Amortization of deferred policy acquisition costs decreased $3 million, from $7 million in the second quarter of 2011 to $4 million in the second quarter of 2012 reflecting a $1 million decrease arising from a charge in the second quarter of 2011 related to the understatement of deferred reinsurance expense allowances related to affiliated reinsurance of our term business in prior periods.

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Operating results:
Revenues:
Annuity Products	$58,121	$63,794
Life Products and Other	80,942	76,598

	$139,063	$140,392

Benefits and expenses:
Annuity Products	$50,724	$36,934
Life Products and Other	51,667	48,984

	$102,391	$85,918

Income (loss) from Operations before Income Taxes
Annuity Products	$7,397	$26,860
Life Products and Other	29,275	27,614

	$36,672	$54,474

Annuity Products

Income from Operations before Income Taxes

2012 to 2011 Six Month Comparison. Income from operations before income taxes decreased $20 million from $27 million in the first six months of 2011 to $7 million in the first six months of 2012. The decrease was primarily driven by higher amortization of deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) primarily related to higher gross profits from increased fee income and the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed in more detail below. Partially offsetting the decrease was a favorable variance related to adjustments to the amortization of DAC and DSI, and in the reserves for the guaranteed minimum death (“GMDB”) and income benefit (“GMIB”) features of our variable annuity products. These adjustments are primarily driven by the impact on the estimated profitability of the business of quarterly adjustments to reflect current period market performance and experience, and are discussed in more detail below.

Excluding items discussed above, income from operations before income taxes decreased compared to the first six months of 2011 primarily driven by an unfavorable variance in the mark-to-market related to the embedded derivatives associated with our non-reinsured living benefit features primarily due to less favorable markets in 2012. Also contributing to this decrease were higher general and administrative expenses, net of capitalization, primarily due to higher costs associated with business development. Partially offsetting these decreases was higher fee income, net of distribution costs, due to higher average variable annuity account values invested in separate accounts primarily due to positive net flows from new business sales.

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

As mentioned above, included in the unfavorable variance from higher amortization of DAC and DSI, was $3 million of higher amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions held in our reinsurance affiliate. This impact primarily relates to changes in the valuation of the reinsured living benefit liabilities in the first six months of 2012 related to NPR gains, which we and the reinsurance affiliate believe to be non-economic, and choose not to hedge, as discussed above.

To reflect the NPR of our affiliates in the valuation of the embedded derivative liabilities, we incorporate an additional spread over LIBOR into the discount rate used in the valuation. NPR gains in the reinsurance affiliate in the first six months of 2012 were primarily driven by a higher base of embedded derivatives in a liability position driven by unfavorable market conditions. Decreases in risk-free interest rates and the impact of unfavorable account value performance drove increases in the embedded derivative liability base in the first six months of 2012. The NPR gains in the reinsurance affiliate in the first six months of 2012 resulted in an unfavorable variance from higher offsetting DAC and DSI amortization.

As shown in the following table, the income from operations before income taxes for the first six months of 2012 included $1 million of net benefits from adjustments to the reserves for the GMDB and GMIB features of our variable annuity products and to the amortization of DAC and DSI, compared to $1 million of benefits included in the first six months of 2011.

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total
	(in thousands)

Quarterly market performance adjustment	$486	$532	$1,018	$(67)	$138	$71
Quarterly adjustment for current period experience and other updates (3)	(79)	(25)	(104)	464	80	544

Total	$407	$507	$914	$397	$218	$615

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC and DSI.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the GMDB / GMIB, features of our variable annuity products.
(3)	Represents the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as updates for current and future expected claims costs associated with the GMDB/GMIB features of our variable annuity products.

The $1 million of net benefits in the first six months of 2012 and 2011, respectively, shown in the table above, relating to the quarterly market performance adjustments shown in the table above are attributable to changes to our estimate of total gross profits to reflect actual fund performance. The following table shows the actual quarterly rates of return on variable annuity account values compared to our previously expected quarterly rates of return used in our estimate of total gross profits for the periods indicated.

	2012		2011
	First Quarter	Second Quarter	First Quarter	Second Quarter

Actual rate of return	7.5%	(2.1)%	3.4%	0.8%
Expected rate of return	2.3%	2.0%	1.8%	1.8%

Higher than expected returns in the first six months of 2012 increased our estimate of total gross profits used as a basis for amortizing DAC and DSI and decreased our estimate of future expected claims costs associated with the GMDB and GMIB features of our variable annuity products, by establishing a new, higher starting point for the variable annuity account values used in estimating those items for future periods. This change results in a lower required rate of amortization and lower required reserve provisions, which are applied to all prior periods. The resulting cumulative adjustment to prior amortization and reserve provisions are recognized in the current period. Higher than expected returns in the first six months of 2011 had similar, but less significant impacts due to a lesser variance between actual and expected returns.

As noted previously, the quarterly adjustments to reflect current period market performance and experience impact the estimated profitability of our business. Therefore, in addition to the current period impacts discussed above, these items will also drive changes in our GMDB and GMIB reserves and the amortization of DAC and DSI in future periods.

Revenues

2012 to 2011 Six Month Comparison. Revenues decreased $6 million from $64 million in the first six months of 2011 to $58 million in the first six months of 2012.

Net realized investment gains decreased $18 million from $21 million in the first six months of 2011, to $3 million in the first six months of 2012, primarily driven by an unfavorable variance in the mark-to market related to the embedded derivatives associated with our non-reinsured living benefit features and related hedges, as discussed above.

Partially offsetting this decrease was an increase to policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on policyholders’ fund balances, of $12 million from $29 million in the first six months of 2011 to $41 million in the first six months of 2012. The increase was primarily driven by higher average separate account asset balances due to positive net flows from new business sales.

Benefits and Expenses

2012 to 2011 Six Month Comparison. Benefits and expenses increased $14 million from $37 million in the first six months of 2011 to $51 million in the first six months of 2012.

Amortization of DAC increased by $7 million, from $10 million in the first six months of 2011 to $17 million in the first six months of 2012 primarily due to higher DAC amortization related to the impact of the mark-to-market of the liability for reinsured living benefit embedded derivatives and related hedge positions held in our reinsurance affiliate and the impact of our quarterly adjustments to reflect current period experience and market performance, as discussed above.

General and administrative expenses, net of capitalization, increased $7 million, from $17 million in the first six months of 2011 to $24 million in the first six months of 2012. The increase was primarily due to higher costs associated with business development and higher asset based trail commissions due to higher average variable annuity account values, as discussed above.

Life Products and Other

Income from Operations before Income Taxes

2012 to 2011 Six month Comparison. Income from operations before income taxes increased $1 million from $28 million in the first six months of 2011 to $29 million in the first six months of 2012. This increase reflects the impact of a $1 million charge in the second quarter of 2011 arising from an understatement of amortization of deferred policy acquisition costs in prior periods.

Revenues

2012 to 2011 Six month Comparison. Revenues increased $4 million, from $77 million in the first six months of 2011 to $81 million in the first six months of 2012.

Policy charges and fee income, consisting primarily of mortality and expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, of $32 million in the first six months of 2012 were flat compared to the first six months of 2011 as the impact of continued Universal Life business growth was offset by the ongoing impact of the variable life in force run-off.

Net investment income increased $3 million, from $32 million in the first six months of 2011 to $35 million in the first six months of 2012 reflecting the impact of continued universal life and term business growth and higher variable life fixed fund balances.

Benefits and Expenses

2012 to 2011 Six month Comparison. Total benefits and expenses increased $3 million, from $49 million in the first six months of 2011 to $52 million in the first six months of 2012.

Policyholders’ benefits, including interest credited to policyholders’ account balances, increased $5 million, from $31 million in the first six months of 2011 to $36 million in first six months of 2012. This increase includes higher interest credited arising from higher variable life fixed fund balances and continued growth in universal life policyholder account balances and an increase in policyholder benefits.

Amortization of deferred policy acquisition costs decreased $3 million, from $11 million in the first six months of 2011 to $8 million in the first six months of 2012 reflecting a $1 million decrease arising from a charge in the second quarter of 2011 related to the understatement of deferred reinsurance expense allowances related to affiliated reinsurance of our term business in prior periods.

Income Taxes

The income tax provision amounted to an expense of $11 million for the six months ended June 30, 2012 compared to an expense of $16 million for the six months ended June 30, 2011 primarily driven by lower pre-tax income in the current period compared to the prior period.

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 13, 2012, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” One proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2011 or second quarter 2012 results.

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

On May 11, 2012 the final regulations of the Financial Stability Oversight Council, created under the Dodd-Frank Wall Street Reform and Consumer Protection Act, became effective setting forth the criteria by which it will designate the non-bank financial companies that are to be subject to stricter prudential standards (a “Covered Company”), including requirements and limitations relating to capital, leverage, liquidity and other matters. The final rule made few changes to the proposed rule on this subject issued in October 2011. See “Item 1.—Business” in our 2011 Annual Report on Form 10-K for more information regarding the potential impact of the Dodd-Frank Act on the Company.

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

Gross account withdrawals amounted to approximately $60 million for the six months ended June 30, 2012 and 2011, respectively. Because these withdrawals were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, fixed maturities that are not designated as held-to-maturity and public equity securities. As of June 30, 2012 and December 31, 2011 the Company had liquid assets of $1.277 billion and $1.251 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $42.5 million and $27.8 million as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, $1.1 billion, or 92%, of the fixed maturity investments company general account portfolios were rated investment grade. The remaining $96 million, or 8%, of these fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under reasonably foreseeable stress scenarios.

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

Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of the Company. Prudential Financial manages its domestic insurance subsidiaries RBC ratios to a level that is consistent with the ratings targets for those subsidiaries. RBC is determined by statutory guidelines and formulas that consider among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. The RBC ratio is an annual calculation, however as of June 30, 2012 amounts, we estimate the RBC ratios for the Company exceed the minimum level required by applicable insurance regulations. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities.

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

As part of its Capital Protection Framework, Prudential Financial has developed a broad view of the impact of market distress on the statutory capital of Prudential Financial and its subsidiaries, as a whole. The framework includes program designed to mitigate the impact of a severe equity market stress event on the statutory capital of Prudential Financial and its subsidiaries, as a whole. The program focuses on tail risk to protect statutory capital in a cost-effective manner under stress scenarios. Prudential Financial assesses the composition of the hedging program on an ongoing basis and may change it from time to time based on an evaluation of its risk position or other factors.

In addition to hedging equity market exposure, we also manage certain risks associated with our variable annuity products through affiliated reinsurance arrangements. We reinsure variable annuity living benefit guarantees to a captive reinsurance company Pruco Re. Effective as of July 1, 2011, Pruco Re re-domiciled from Bermuda to Arizona. At this time, Pruco Re must continue to maintain a statutory reserve credit trust for business reinsured from the Company in order for the Company to claim reinsurance reserve credit for the business ceded.

Reinsurance credit reserve requirements can move materially in either direction due to changes in equity markets and interest rates, actuarial assumptions and other factors. Higher statutory reinsurance credit reserve requirements would necessitate depositing additional assets in the statutory reserve credit trusts held by Pruco Re, while lower statutory reinsurance credit reserve requirements would allow assets to be removed from the statutory reserve credit trusts. We expect Pruco Re would satisfy those additional needs through a combination of funding the reinsurance credit trusts with available cash, certain hedge assets or collateral associated with the hedge positions, and loans from Prudential Financial and/or affiliates. Pruco Re also continues to evaluate other options to address reserve credit needs such as obtaining letters of credit. For the quarter ended June 30, 2012, the captive reinsurance trust requirement increased by $25 million largely due to unfavorable capital market conditions.

Debt Agreements

As of June 30, 2012 and December 31, 2011, total short- and long-term debt of the Company was $55 million and $70 million, respectively. The total related interest expense was $0.5 million and $0 million for the quarters ended June 30, 2012 and 2011, respectively. The Company is authorized to borrow funds up to $200 million from affiliates to meet its capital and other funding needs. The Company had $11 million in short-term debt as of June 30, 2012, and $26 million as of December 31, 2011. The Company also borrowed $44 million from Prudential Financial, as long term debt.

Contributed Capital

The company received capital contributions from Pruco Life in the amount of $17 million in December 2011 to fund acquisition costs for sales of variable annuities.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2012. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We establish reserves for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, no reserve is established. For other litigation and regulatory matters, including matters discussed below, we currently do not have sufficient information to determine whether or not there is a reasonably possible loss. We review relevant information with respect to these litigation and regulatory matters on a quarterly and annual basis and update our reserves, disclosures and estimates of reasonably possible loss based on such reviews.

In June 2012, the Company filed a motion to dismiss the Complaint in Total Asset Recovery v. MetLife, Inc., et al., Prudential Financial, Inc., The Prudential Insurance Company of America and Prudential Holdings, Inc., a qui tam action filed on behalf of the State of Minnesota claiming that the Company failed to escheat life insurance proceeds to the State of Minnesota.

In April 2012, the Company filed a motion to dismiss the Complaint in Total Asset Recovery v. MetLife, Inc., et al., Prudential Financial, Inc., The Prudential Insurance Company of America and Prudential Holdings, LLC, a qui tam action filed on behalf of the State of Illinois claiming that the Company failed to escheat life insurance proceeds to the State of Illinois.

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

Date: August 10, 2012

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