Form 10-Q
period 2012-09-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2012-11-13
CIK 1038509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 13, 2012, 400,000 shares of the Registrant’s Common Stock (par value $5), were outstanding. As of such date, Pruco Life Insurance Company, an Arizona company and an indirect wholly owned subsidiary of Prudential Financial, Inc., a New Jersey Corporation, owned all of the Registrant’s Common Stock.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Financial Position

As of September 30, 2012 and December 31, 2011 (in thousands, except share amounts)

	September 30,	December 31,
	2012	2011
ASSETS
Fixed maturities available for sale, at fair value (amortized cost: 2012–$1,000,498; 2011–$1,132,908)	$1,095,344	$1,219,904
Equity securities available for sale, at fair value (cost: 2012–$1,362; 2011–$1,521)	1,383	1,420
Trading account assets, at fair value	1,391	1,569
Policy loans	171,661	177,162
Short-term investments	3,005	1,069
Commercial mortgage and other loans	227,924	230,202
Other long-term investments	37,184	29,073

Total investments	1,537,892	1,660,399
Cash and cash equivalents	32,293	26,723
Deferred policy acquisition costs	291,972	262,895
Accrued investment income	14,856	17,275
Reinsurance recoverables	834,470	522,762
Receivables from parents and affiliates	29,170	23,148
Deferred sales inducements	66,872	48,102
Other assets	9,067	8,830
Separate account assets	8,041,072	6,258,008

TOTAL ASSETS	$10,857,664	$8,828,142

LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$1,174,269	$1,133,080
Future policy benefits and other policyholder liabilities	820,256	691,967
Cash collateral for loaned securities	4,156	17,012
Securities sold under agreements to repurchase	0	3,216
Income taxes	7,184	23,178
Short-term debt to affiliates	27,010	26,000
Long-term debt to affiliates	44,000	44,000
Payables to parent and affiliates	6,885	2,267
Other liabilities	102,846	67,081
Separate account liabilities	8,041,072	6,258,008

TOTAL LIABILITIES	10,227,678	8,265,809

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)

EQUITY
Common stock, ($5 par value; 400,000 shares, authorized, issued and outstanding)	2,000	2,000
Additional paid-in capital	211,049	207,928
Retained earnings	371,515	305,281
Accumulated other comprehensive income	45,422	47,124

TOTAL EQUITY	629,986	562,333

TOTAL LIABILITIES AND EQUITY	$10,857,664	$8,828,142

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Unaudited Interim Statements of Operations and Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2012 and 2011 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES
Premiums	$3,330	$3,674	$10,081	$10,610
Policy charges and fee income	34,112	23,385	106,077	84,387
Net investment income	22,623	19,189	62,144	57,235
Asset administration fees	7,754	5,663	21,250	15,750
Other income	1,970	901	3,562	2,517
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(3,236)	(2,501)	(3,852)	(5,145)
Other-than-temporary impairments on fixed maturity securities transferred to
Other comprehensive income	2,276	2,337	2,382	4,933
Other realized investment gains, net	797	(103,703)	7,045	(80,951)

Total realized investment gains, net	(163)	(103,867)	5,575	(81,163)

TOTAL REVENUES	69,626	(51,055)	208,689	89,336

BENEFITS AND EXPENSES
Policyholders’ benefits	8,201	3,190	30,449	22,520
Interest credited to policyholders’ account balances	2,649	31,484	26,332	52,604
Amortization of deferred policy acquisition costs	(12,309)	63,727	12,624	84,930
General, administrative and other expenses	16,601	13,167	48,128	37,432

TOTAL BENEFITS AND EXPENSES	15,142	111,568	117,533	197,486

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	54,484	(162,623)	91,156	(108,150)

Income tax expense (benefit)	14,191	(61,199)	24,922	(45,522)

NET INCOME (LOSS)	$40,293	$(101,424)	$66,234	$(62,628)

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	30	(99)	(8)	8
Unrealized investment gains (losses) for the period	(10,373)	14,966	(4,754)	18,203
Reclassification adjustment for (gains) losses included in net income	1,307	633	2,143	6,529

Net unrealized investment gains (losses)	(9,066)	15,599	(2,611)	24,732

Other comprehensive income (loss), before tax:	(9,036)	15,500	(2,619)	24,740
Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	10	(35)	(3)	3
Net unrealized investment gains (losses)	(3,173)	5,461	(914)	8,657

Total	(3,163)	5,426	(917)	8,660
Other comprehensive income (loss), net of tax:	(5,873)	10,074	(1,702)	16,080

COMPREHENSIVE INCOME (LOSS)	$34,420	$(91,350)	$64,532	$(46,548)

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Unaudited Interim Statements of Equity

Nine Months Ended September 30, 2012 and 2011 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2011	$2,000	$207,928	$305,281	$47,124	$562,333
Contributed capital- parent/child asset transfers	—	3,121	—	—	3,121
Comprehensive income:
Net income	—	—	66,234	—	66,234
Other comprehensive income (loss), net of tax	—	—	—	(1,702)	(1,702)

Total comprehensive income					64,532

Balance, September 30, 2012	$2,000	$211,049	$371,515	$45,422	$629,986

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2010	$2,000	$169,742	$430,663	$25,284	$627,689
Cumulative effect of adoption of accounting principle	—	—	(65,595)	3,846	(61,749)
Contributed Capital	—	21,000	—	—	21,000
Comprehensive income:
Net income	—	—	(62,628)	—	(62,628)
Other comprehensive income (loss), net of tax	—	—	—	16,080	16,080

Total comprehensive income					(46,548)

Balance, September 30, 2011	$2,000	$190,742	$302,440	$45,210	$540,392

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Unaudited Interim Statements of Cash Flows

Nine Months Ended September 30, 2012 and 2011 (in thousands)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$66,234	$(62,628)
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	(14,918)	(19,410)
Interest credited to policyholders’ account balances	26,332	52,604
Realized investment (gains) losses, net	(5,575)	81,163
Amortization and other non-cash items	(6,999)	(1,642)
Change in:
Future policy benefits and other insurance liabilities	100,060	71,597
Reinsurance recoverables	(73,427)	(49,300)
Accrued investment income	679	(73)
Receivables from parent and affiliates	(6,720)	(408)
Payables to parent and affiliates	4,617	(3,906)
Deferred policy acquisition costs	(61,487)	14,642
Income taxes payable	29,787	(77,073)
Deferred sales inducements	(18,340)	(17,934)
Other, net	15,848	(14,445)

Cash flows from (used in) operating activities	$56,091	$(26,813)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	$117,449	$119,484
Short-term investments	6,441	5,248
Policy loans	14,710	15,783
Ceded Policy Loans	(142)	—
Commercial mortgage and other loans	13,678	17,393
Other long-term investments	2,437	—
Equity securities, available for sale	2,660	473
Payments for the purchase/origination of:
Fixed maturities, available for sale	(133,093)	(209,977)
Short-term investments	(8,377)	—
Policy loans	(16,763)	(10,701)
Ceded Policy Loans	6,524	—
Commercial mortgage and other loans	(47,074)	(46,433)
Other long-term investments	(7,164)	(4,747)
Equity securities, available for sale	(2,508)	(1,296)
Notes receivable from parent and affiliates, net	1,370	1,244
Other	(54)	—

Cash flows from (used in) investing activities	$(49,906)	$(113,529)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Policyholders’ account deposits	$148,220	$119,570
Ceded Policyholders’ account deposits	(39,838)	—
Policyholders’ account withdrawals	(93,262)	(49,762)
Ceded Policyholders’ account withdrawals	600	—
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(16,072)	30,552
Contributed capital	—	21,000
Net change in financing arrangements (maturities 90 days or less)	1,010	—
Drafts outstanding	(1,273)	76,635
Net change in long-term borrowing	—	—

Cash flows from (used in) financing activities	$(615)	$197,995

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,570	57,653
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	26,723	87,961

CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,293	$145,614

See Notes to Unaudited Interim Financial Statements

Cash Flows from Investing Activities in the September 30, 2012 Unaudited Interim Statement of Cash Flows excludes $202 million of decreases in fixed maturities, available for sale and commercial mortgages related to the coinsurance transaction between the Company and PAR U, an affiliate (See Note 8). The assets transferred included $156 million of consideration for the initial premium due under the coinsurance agreement with this affiliate and $46 million to Prudential Financial, the Company’s ultimate parent company, to settle tax expenses arising from this coinsurance transaction.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Effective July 1, 2012, the Company entered into a new coinsurance agreement with an affiliate, Prudential Arizona Reinsurance Universal Company, (“PAR U”). The settlement of the initial coinsurance premium occurred subsequent to the effective date of the coinsurance agreement. As a result, the settlement was treated as if settled on the effective date and adjusted for the time elapsed between this date and the settlement date. The adjustment to the initial coinsurance premium was equal to the earned interest and changes in market values from the effective date through the settlement date related to fixed maturity and commercial mortgage securities from an asset portfolio within the Company. The settlement feature of this agreement was accounted for as a derivative (See Note 8 for additional information about this agreement).

Income Taxes

The Company determines its interim tax provision using the annual effective tax rate methodology in accordance with the authoritative guidance. The increase in the income tax expense for the three months and nine months ended September 30, 2012 and change in effective tax rate was primarily driven by an increase in pre-tax income for the three months and nine months ended September 30, 2012 compared to the three months and nine months ended September 30, 2011.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Unaudited Interim Statements of Operations:

	Three Months Ended September 30, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
REVENUES
Policy charges and fee income	$23,359	$26	$23,385
Total revenues	(51,081)	26	(51,055)
BENEFITS AND EXPENSES
Amortization of deferred policy acquisition costs	71,876	(8,149)	63,727
General, administrative and other expenses	9,653	3,514	13,167
Total benefits and expenses	116,203	(4,635)	111,568
INCOME FROM OPERATIONS BEFORE INCOME TAXES	(167,284)	4,661	(162,623)
Income tax expense (benefit)	(62,779)	1,580	(61,199)
NET INCOME	$(104,505)	$3,081	$(101,424)

	Nine Months Ended September 30, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
REVENUES
Policy charges and fee income	$84,363	$24	$84,387
Total revenues	89,312	24	89,336
BENEFITS AND EXPENSES
Amortization of deferred policy acquisition costs	98,172	(13,242)	84,930
General, administrative and other expenses	26,655	10,777	37,432
Total benefits and expenses	199,951	(2,465)	197,486
INCOME FROM OPERATIONS BEFORE INCOME TAXES	(110,639)	2,489	(108,150)
Income tax expense (benefit)	(46,504)	982	(45,522)
NET INCOME	$(64,135)	$1,507	$(62,628)

Unaudited Interim Statements of Cash Flows:

	Nine Months Ended September 30, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(64,135)	$1,507	$(62,628)
Policy charges and fee income	(19,386)	(24)	(19,410)
Change in:
Deferred policy acquisition costs	17,107	(2,465)	14,642
Income taxes payable	(78,055)	982	(77,073)
Cash flows from (used in) operating activities	$(26,813)	$—	$(26,813)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

3.	INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$25,775	$5,918	$—	$31,693	$—
Obligations of U.S. states and their political subdivisions	2,789	189	—	2,978	—
Foreign government bonds	11,539	1,783	—	13,322	—
Public utilities	96,803	10,484	—	107,287	—
All other corporate securities	666,072	61,553	206	727,419	(45)
Asset-backed securities (1)	57,812	1,933	758	58,987	(2,388)
Commercial mortgage-backed securities	72,833	8,028	12	80,849	—
Residential mortgage-backed securities (2)	66,875	5,934	—	72,809	(344)

Total fixed maturities, available-for-sale	$1,000,498	$95,822	$976	$1,095,344	$(2,777)

Equity securities, available-for-sale
Common Stocks:
Industrial, miscellaneous & other	309	73	64	318
Non-redeemable preferred stocks	1,053	12	—	1,065

Total equity securities, available-for-sale	$1,362	$85	$64	$1,383

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI” which were not included in earnings. Amount excludes $2 million of net unrealized gains (losses) on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

	December 31, 2011 (4)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$29,889	$6,049	$—	$35,938	$—
Obligations of U.S. states and their political subdivisions	2,793	33	—	2,826
Foreign government bonds	20,868	2,163	—	23,031	—
Public utilities	97,991	8,842	54	106,779	—
All other corporate securities	732,330	57,705	793	789,242	(45)
Asset-backed securities (1)	72,050	1,647	2,065	71,632	(3,513)
Commercial mortgage-backed securities	89,238	6,770	2	96,006	—
Residential mortgage-backed securities (2)	87,749	6,859	158	94,450	(391)

Total fixed maturities, available-for-sale	$1,132,908	$90,068	$3,072	$1,219,904	$(3,949)

Equity securities, available-for-sale
Common Stocks:
Industrial, miscellaneous & other	405	—	70	335
Non-redeemable preferred stocks	1,116	1	32	1,085

Total equity securities available-for-sale	$1,521	$1	$102	$1,420

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $3 million of net unrealized gains (losses) on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.
(4)	Prior period’s amounts are presented on a basis consistent with the current period presentation.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

The amortized cost and fair value of fixed maturities by contractual maturities at September 30, 2012, are as follows:

	Available-for-Sale
	Amortized	Fair
	Cost	Value
	(in thousands)
Due in one year or less	$91,644	$94,247
Due after one year through five years	273,075	296,942
Due after five years through ten years	243,967	273,618
Due after ten years	194,292	217,892
Asset-backed securities	57,812	58,987
Commercial mortgage-backed securities	72,833	80,849
Residential mortgage-backed securities	66,875	72,809

Total	$1,000,498	$1,095,344

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

The following table depicts the sources of fixed maturity proceeds, equity security proceeds, and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$2,942	$1,410	$8,927	$19,800
Proceeds from maturities/repayments	31,180	40,007	108,762	99,593
Gross investment gains from sales, prepayments, and maturities	10,609	339	12,427	1,808
Gross investment losses from sales and maturities	(1)	—	(1)	(44)
Equity securities, available-for-sale
Proceeds from sales	$2,660	$—	$2,660	$473
Proceeds from maturities/repayments	—	—	—	—
Gross investment gains from sales	146	—	146	—
Gross investment losses from sales	—	—	—	—

Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(960)	$(164)	$(1,470)	$(212)
Writedowns for other-than-temporary impairment losses on equity securities	(31)	(74)	(152)	(264)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

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

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(in thousands)
Balance, beginning of period	$2,499	$3,438
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(69)	(944)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	—	—
Credit loss impairment recognized in the current period on securities not previously impaired	—	—
Additional credit loss impairments recognized in the current period on securities previously impaired	70	70
Increases due to the passage of time on previously recorded credit losses	16	61
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(114)	(223)

Balance, end of period	$2,402	$2,402

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(in thousands)
Balance, beginning of period	$3,540	$6,763
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(294)	(3,494)
Credit loss impairments previously recognized on securities impaired to fair value during the period	—	—
Credit loss impairment recognized in the current period on securities not previously impaired	—	—
Additional credit loss impairments recognized in the current period on securities previously impaired	164	213
Increases due to the passage of time on previously recorded credit losses	88	236
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(25)	(245)

Balance, end of period	$3,473	$3,473

Trading Account Assets

The following table provides information relating to trading account assets, at fair value as of the dates indicated:

	September 30, 2012		December 31, 2011
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Trading account assets	(in thousands)
Equity securities (1)	$1,695	$1,391	$1,695	$1,569

(1)	Included in equity securities are perpetual preferred stock securities that have characteristics of both debt and equity securities.

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income” included $0.2 million of losses during the three months ended September 30, 2012 and 2011, respectively, and $0.2 million of losses and $0.2 million of losses during the nine months ended September 30, 2012 and 2011, respectively.

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	September 30, 2012		December 31, 2011
	Amount		Amount
	(in thousands)	% of Total	(in thousands)	% of Total
Commercial mortgage and other loans by property type:
Industrial	$45,253	19.7%	$42,884	18.5%
Retail	64,898	28.3	55,216	23.8
Apartments/Multi-Family	48,731	21.2	37,689	16.3
Office	23,276	10.1	26,100	11.3
Hospitality	14,377	6.3	14,475	6.2
Other	12,322	5.4	37,150	16.1

Total commercial mortgage loans by property type	208,857	91.0	213,514	92.2
Agricultural property loans	20,542	9.0	18,098	7.8

Total commercial mortgage and agricultural loans by property type	229,399	100.0%	231,612	100.0%

Valuation allowance	(1,475)		(1,410)

Total net commercial and agricultural mortgage loans by property type	$227,924		$230,202

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

The commercial mortgage and agricultural loans are geographically dispersed throughout the United States with the largest concentrations in Florida (12%), Texas (12%), and Illinois (11%) at September 30, 2012.

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Allowance for losses, beginning of year	$1,410	$1,409

Addition to / (release of) allowance of losses	65	1

Allowance for losses, end of year (1)	$1,475	$1,410

(1)	Agricultural loans represent $0.03 million and $0.02 million of the ending allowance at September 30, 2012 and December 31, 2011, respectively.

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and agricultural loans as of the dates indicated:

	September 30, 2012	December 31, 2011
	Total Loans
	(in thousands)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment (1)	$—	$—
Ending balance: collectively evaluated for impairment (2)	1,475	1,410

Total ending balance	$1,475	$1,410

Recorded Investment: (3)
Ending balance gross of reserves: individually evaluated for impairment (1)	$—	$—
Ending balance gross of reserves: collectively evaluated for impairment (2)	229,399	231,612

Total ending balance, gross of reserves	$229,399	$231,612

(1)	There were no agricultural loans individually evaluated for impairments at September 30, 2012 and December 31, 2011.
(2)	Agricultural loans collectively evaluated for impairment had a recorded investment of $21 million and $8 million with no related allowances at September 30, 2012 and December 31, 2011, respectively.
(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. As of both September 30, 2012 and December 31, 2011, there were no impaired commercial mortgage loans identified in management’s specific review.

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. As of both September 30, 2012 and December 31, 2011, the Company held no such loans. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

As described in Note 2, loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage and other loans. As of September 30, 2012 and December 31, 2011, 94% of the $217 million recorded investment and 94% of the $232 million recorded investment, respectively, had a loan-to-value ratio of less than 80%. As of September 30, 2012 and December 31, 2011, 98% and 99% of the recorded investment, respectively, had a debt service coverage ratio of 1.0X or greater. As of September 30, 2012, approximately $4 million or 2% of the recorded investment had a loan-to-value ratio greater than 100% or debt service coverage ratio less than 1.0X, reflecting loans where the mortgage amount exceeds the collateral value or where current debt payments are greater than income from property operations; none of which related to agricultural loans. As of December 31, 2011, approximately $2 million or 1% of the recorded investment had a loan-to-value ratio greater than 100% or debt service coverage ratio less than 1.0X; none of which related to agricultural loans.

As of both September 30, 2012 and December 31, 2011, all commercial mortgage and other loans were in current status. The Company defines current in its aging of past due commercial mortgage and agricultural loans as less than 30 days past due.

Commercial mortgage and other loans on nonaccrual status totaled $0 million and $3.2 million as of September 30, 2012 and December 31, 2011, respectively, and were primarily related to Hospitality. Nonaccrual loans are those on which the accrual of interest has been suspended after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability and loans for which a loan specific reserve has been established. See Note 2 for further discussion regarding nonaccrual status loans.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

For the three months ended September 30, 2012, there were no commercial mortgage and other loans sold or acquired.

Net Investment Income

Net investment income for the three and nine months ended September 30, 2012 and 2011, was from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Fixed maturities, available-for-sale	$14,460	$14,518	$43,717	$42,620
Equity securities, available-for-sale	1	2	9	16
Trading account assets	4	3	12	3
Commercial mortgage and other loans	3,790	3,047	10,512	9,019
Policy loans	2,340	2,308	7,035	7,025
Short-term investments and cash equivalents	27	18	55	62
Other long-term investments	2,919	103	3,508	889

Gross investment income	23,541	19,999	64,848	59,634
Less: investment expenses	(918)	(810)	(2,704)	(2,399)

Net investment income	$22,623	$19,189	$62,144	$57,235

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and nine months ended September 30, 2012 and 2011 were from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Fixed maturities	$9,649	$175	$10,956	$1,552
Equity securities	114	(74)	(6)	103
Commercial mortgage and other loans	3,533	(128)	3,613	(348)
Short-term investments and cash equivalents	—	—	—	—
Joint ventures and limited partnerships	—	(44)	—	(44)
Derivatives	(13,459)	(103,796)	(8,988)	(82,426)

Realized investment gains (losses), net	$(163)	$(103,867)	$5,575	$(81,163)

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2011	$(1,417)	$739	$(142)	$287	$(533)

Net investment gains (losses) on investments arising during the period	226	—	—	(79)	147
Reclassification adjustment for (gains) losses included in net income	730	—	—	(256)	474
Reclassification adjustment for OTTI losses excluded from net income(1)	(106)	—	—	37	(69)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	—	(377)	—	132	(245)
Impact of net unrealized investment (gains) losses on policyholders’ account balances	—	—	157	(55)	102

Balance, September 30, 2012	$(567)	$362	$15	$66	$(124)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs and Other Costs	Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2011	$89,602	$(31,698)	$15,379	$(25,649)	$47,634
Net investment gains (losses) on investments arising during the period	18,746	—	—	(6,561)	12,185
Reclassification adjustment for (gains) losses included in net income	(11,679)	—	—	4,088	(7,391)
Reclassification adjustment for OTTI losses excluded from net income(2)	106	—	—	(37)	69
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	—	(8,655)	—	3,029	(5,626)
Impact of net unrealized investment (gains) losses on policyholders’ account balances	—	—	(1,757)	615	(1,142)

Balance, September 30, 2012	$96,775	$(40,353)	$13,622	$(24,515)	$45,529

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	September 30, 2012	December 31, 2011
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(567)	$(1,417)
Fixed maturity securities, available-for-sale - all other	95,413	88,414
Equity securities, available-for-sale	21	(100)
Derivatives designated as cash flow hedges (1)	(486)	(630)
Other investments	1,827	1,918

Net unrealized gains (losses) on investments	$96,208	$88,185

(1)	See Note 5 for more information on cash flow hedges.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following tables shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011:

	September 30, 2012
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$—	$—	$—	$—	$—
Obligations of U.S. states and their political subdivisions	—	—	—	—	—	—
Foreign government bonds	—	—	—	—	—	—
Corporate securities	27,739	100	982	106	28,721	206
Commercial mortgage-backed securities	—	—	545	12	545	12
Asset-backed securities	—	—	8,239	758	8,239	758
Residential mortgage-backed securities	—	—	—	—	—	—

Total	$27,739	$100	$9,766	$876	$37,505	$976

	December 31, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$—	$—	$—	$—	$—
Obligations of U.S. states and their political subdivisions
Corporate securities	31,041	670	998	177	32,039	847
Asset-backed securities	33,246	285	7,384	1,780	40,630	2,065
Commercial mortgage-backed securities	—	—	1,051	2	1,051	2
Residential mortgage-backed securities	4,367	158	—	—	4,367	158

Total	$68,654	$1,113	$9,433	$1,959	$78,087	$3,072

The gross unrealized losses at September 30, 2012 and December 31, 2011 are composed of both $0 million related to high or highest quality securities based on National Association of Insurance Commissioners, or “NAIC”, or equivalent rating and $1 million and $2 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At September 30, 2012, $0 million of the gross unrealized losses represented declines in value of greater than 20%, none of which had been in that position for less than six months, as compared to $1.6 million at December 31, 2011 that represented declines in value of greater than 20%, $0.1 million of which had been in that position for less than six months. At September 30, 2012 and December 31, 2011, the $1 million and $2 million, respectively, of gross unrealized losses of twelve months or more were concentrated in asset-backed securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at September 30, 2012 or December 31, 2011. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At September 30, 2012, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Duration of Gross Unrealized Loss Positions for Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011:

	September 30, 2012
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Equity securities, available-for-sale	$25	$64	$—	$—	$25	$64

	December 31, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Equity securities, available-for-sale	$316	$102	$—	$—	$316	$102

At September 30, 2012, $0.1 million of the gross unrealized losses represented declines in value of greater than 20%, all of which have been in that position for less than nine months. At December 31, 2011, $0.1 million of the gross unrealized losses represented declines of greater than 20%, all of which have been in that position for less than six months. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at September 30, 2012 or December 31, 2011.

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

Level 1 - Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These generally provide the most reliable evidence and are used to measure fair value whenever available. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents and short term investments and equity securities that trade on an active exchange market.

Level 2 - Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not actively trade and are priced based on a net asset value), certain short-term investments and certain cash equivalents (primarily commercial paper), and certain over-the-counter derivatives.

Level 3 - Fair value is based on at least one or more significant unobservable inputs for the asset or liability. The assets and liabilities in this category may require significant judgment or estimation in determining the fair value. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits.

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

	As of September 30, 2012
	Level 1	Level 2	Level 3	Netting (2)		Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$31,693	$—	$		$31,693
Obligations of U.S. states and their political subdivisions	—	2,978	—			2,978
Foreign government bonds	—	13,322	—			13,322
Corporate securities	—	828,220	6,486			834,706
Asset-backed securities	—	44,654	14,333			58,987
Commercial mortgage-backed securities	—	80,849	—			80,849
Residential mortgage-backed securities	—	72,809	—			72,809

Sub-total	—	1,074,525	20,819			1,095,344

Trading account assets:
Equity securities	—	—	1,391			1,391

Sub-total	—	—	1,391			1,391

Equity securities, available for sale:	255	64	1,064			1,383
Short-term investments	3,005	—	—			3,005
Cash equivalents	—	29,572	—			29,572
Other long-term investments	—	10,892	—		(2,102)	8,790
Reinsurance recoverables	—	—	97,386			97,386
Other assets	—	8,120	—			8,120

Sub-total excluding separate account assets	3,260	1,123,173	120,660		(2,102)	1,244,991

Separate account assets (1)	31,957	8,003,029	6,086			8,041,072

Total assets	$35,217	$9,126,202	$126,746		$(2,102)	$9,286,063

Future policy benefits	—	—	131,657		—	131,657
Other liabilities	—	2,102	—		(2,102)	—

Total liabilities	$—	$2,102	$131,657		$(2,102)	$131,657

	As of December 31, 2011 (3)
	Level 1	Level 2	Level 3	Netting (2)		Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$35,938	$—	$		$35,938
Obligations of U.S. states and their political subdivisions	—	2,826	—			2,826
Foreign government bonds	—	23,031	—			23,031
Corporate securities	—	894,266	1,755			896,021
Asset-backed securities	—	53,005	18,627			71,632
Commercial mortgage-backed securities	—	96,006	—			96,006
Residential mortgage-backed securities	—	94,450	—			94,450

Sub-total	—	1,199,522	20,382			1,219,904

Trading account assets:
Equity securities	—	—	1,569			1,569

Sub-total	—	—	1,569			1,569

Equity securities, available for sale:	276	—	1,144			1,420
Short-term investments	1,069	—	—			1,069
Cash equivalents	10,000	14,381	—			24,381
Other long-term investments	—	8,764	18		(2,094)	6,688
Reinsurance recoverables	—	—	53,677			53,677
Other assets	—	8,647	—			8,647

Sub-total excluding separate account assets	11,345	1,231,314	76,790		(2,094)	1,317,355

Separate account assets (1)	141,133	6,110,880	5,995			6,258,008

Total assets	$152,478	$7,342,194	$82,785		$(2,094)	$7,575,363

Future policy benefits	—	—	76,996		—	76,996

Other liabilities	—	2,094	—		(2,094)	—

Total liabilities	$—	$2,094	$76,996		$(2,094)	$76,996

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Statement of Financial Position.
(2)	“Netting” amounts represent the impact of offsetting asset and liability positions held within the same counterparty.
(3)	Includes reclassifications to conform to current period presentation.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below.

Fixed Maturity Securities - The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices from pricing services are sourced from multiple vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company generally receives prices from multiple pricing services for each security, but ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from third party pricing services is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service. If the pricing service updates the price to be more consistent with the presented market observations, the security remains within Level 2.

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally-developed valuation. As of September 30, 2012 and December 31, 2011, over-rides on a net basis were not material. These estimates may use significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Pricing service over-rides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

The fair value of private fixed maturities, which are comprised of investments in private placement securities, originated by internal private asset managers, are primarily determined using a discounted cash flow model. In cases where these models primarily use observable inputs, the securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model may also incorporate significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. In these cases, a Level 3 classification is used.

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

Trading Account Assets - Trading account assets are comprised of perpetual preferred stock whose fair values are determined consistent with similar instruments described below under “Equity Securities.”

Equity Securities - Equity securities consist principally of investments in common and preferred stock of publicly traded companies, perpetual preferred stock, privately traded securities, as well as mutual fund shares. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. Estimated fair values for most privately traded equity securities are determined using valuation and discounted cash flow models that require a substantial level of judgment. As these models may use unobservable inputs, most privately traded equity securities are classified within Level 3. The fair values of mutual fund shares that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in the fair value hierarchy. The fair values of perpetual preferred stock are based on inputs obtained from independent pricing services that are primarily based on indicative broker quotes, as the directly observable market inputs are not available. As a result, the fair values of perpetual preferred stock are classified as Level 3.

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

The majority of the Company’s derivative positions is traded in the over-the-counter (“OTC”) derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models that utilize actively quoted or observable market input values from external market data providers, third-party pricing vendors and/or recent trading activity. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value. The fair values of most OTC derivatives, including interest rate, cross currency swaps, currency forward contracts and single name credit default swaps are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key inputs include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, non-performance risk, volatility and other factors.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

To reflect the market’s perception of its own and the counterparty’s non-performance risk, the Company incorporates additional spreads over London Interbank Offered Rate (“LIBOR”) into the discount rate used in determining the fair value of OTC derivative assets and liabilities that are not otherwise collateralized.

Derivatives classified as Level 3 include first-to-default credit basket swaps and other structured products. These derivatives are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. The fair values of first to default credit basket swaps are derived from relevant observable inputs (e.g. individual credit default spreads, interest rates and recovery rates), and unobservable model-specific input values such as correlation between different credits within the same basket. Other structured options and derivatives are valued using simulation models such as the Monte Carlo and other techniques. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer values. As of September 30, 2012 and December 31, 2011, there were derivatives with the fair value of $0 and $18 thousand classified within Level 3, and all other derivatives were classified within Level 2. See Note 5 for more details on the fair value of derivative instruments by primary underlying.

Cash Equivalents and Short-Term Investments - Cash equivalents and short-term investments include money market instruments, commercial paper and other highly liquid debt instruments. Certain money market instruments are valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The remaining instruments in the Cash Equivalents and Short-term Investments category are typically not traded in active markets; however, their fair values are generally based on market observable inputs and, accordingly, these investments have been primarily classified within Level 2 in the fair value hierarchy.

Separate Account Assets - Separate Account Assets include fixed maturity securities, treasuries, equity securities and real estate investments for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities,” “Equity Securities” and “Other Long-Term Investments.”

Other Assets - Other assets carried at fair value include affiliated bonds within our legal entity whose fair value are determined consistent with similar securities described above under “Fixed Maturity Securities” managed by affiliated asset managers.

Reinsurance Recoverables - Reinsurance recoverables carried at fair value include the reinsurance of our living benefit guarantees on certain of our variable annuities. These reinsurance recoverables are valued in the same manner as the living benefit guarantees as described below in “Future Policy Benefits”.

Future Policy Benefits - The liability for future policy benefits primarily includes general account liabilities for guarantees on variable annuity contracts, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), accounted for as embedded derivatives. The fair values of the GMAB, GMWB, and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment.

The significant inputs to the valuation models for the embedded derivatives associated with the optional living benefit features of the Company’s variable annuity products include capital market assumptions, such as interest rate and implied volatility assumptions, the Company’s market-perceived risk of its own non-performance (“NPR”), as well as various assumptions that are actuarially determined, including lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Since many of these assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 in the fair value hierarchy.

Capital market inputs and actual policyholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets, and implied volatility. In the risk neutral valuation, interest rates are used to both grow the policyholders’ account values as well as discount all projected future cash flows. The Company’s discount rate assumption is based on the LIBOR swap curve, and is adjusted for NPR, as discussed below. Assuming all other assumptions remain unchanged, a decline in interest rates will generally cause account values to grow more slowly, increasing future expected benefit payments, as well as decreasing the discounting impact in the present value calculation, both of which would cause increases in the fair value of the liability. The opposite impacts occur as interest rates rise. Implied volatility also impacts the estimate of future expected benefit payments, as discussed below.

Actuarial assumptions are reviewed at least annually, and updated based upon historical experience giving consideration to any observable market data, including available industry studies or market transactions such as acquisitions and reinsurance transactions. Assumptions relating to contractholder behavior such as lapse, benefit utilization, withdrawal, and mortality rates, are based on experience by product type and/or year of contract issuance, as well as available industry studies. Unless a material change in contractholder behavior or mortality experience that the Company feels is indicative of a long term trend is observed in an interim periods, assumptions related to contractholder behavior and mortality are generally updated in the third quarter of each year by considering recent experience that has occurred during the period from the most recent update to the expected amounts or updates to industry studies. These assumptions require the use of management judgment and are discussed in further detail below.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Level 3 Assets and Liabilities by Price Source - The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of September 30, 2012
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	5,565	921	6,486
Asset-backed securities	248	14,085	14,333
Equity securities	1,065	1,390	2,455
Reinsurance Recoverable	97,386	—	97,386

Sub-total excluding separate account assets	104,264	16,396	120,660

Separate account assets	6,086	—	6,086

Total assets	$110,350	$16,396	$126,746

Future policy benefits	$131,657	$—	$131,657

Total liabilities	$131,657	$—	$131,657

(1)	Represents valuations reflecting both internally-derived and market inputs, as well as third-party pricing information or quotes. See below for additional information related to internally-developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities - The table below presents quantitative information on significant internally-priced Level 3 assets and liabilities for which the investment risks associated with market value changes are borne by the Company.

As of September 30, 2012
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
(in thousands)

Assets:

Corporate securities	$5,565	Discounted cash flow	Discount rate	$12.00% - 17.50% (13.61%)

		Liquidation	Liquidation value	25% (25%)

Reinsurance recoverables	$97,386	Fair values are determined in the same manner as future policy benefits

Liabilities:

Future policy benefits	$131,657	Discounted cash flow	Lapse rate	0% - 14%
			NPR spread	0.24% - 1.82%
			Utilization rate	70% - 94%
			Withdrawal rate	85% - 100%
			Mortality rate (1)	0% - 13%
			Equity Volatility curve	19% - 34%

(1)	Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%.

Sensitivity to Changes in Unobservable Inputs - The following is a general description of sensitivities of significant unobservable inputs and their impact on the fair value measurement for the assets and liabilities reflected in the table above

Corporate Securities - Internally priced corporate securities classified in Level 3 include certain below investment grade watchlist and distressed fixed maturity securities. For securities where discounted cash flows are used, the primary unobservable input is an internally developed discount rate. Significant increases (decreases) in the discount rate would result in a significantly lower (higher) fair value measurement. In certain cases, the Company uses an estimated liquidation value of the borrower or underlying assets. In isolation, an increase (decrease) in the value of these inputs would result in a higher (lower) fair value measurement.

Reinsurance Recoverables - Reinsurance recoverables carried at fair value include the reinsurance of our living benefit guarantees on certain of our variable annuities. These reinsurance recoverables covering these guarantees are valued in the same manner as the living benefit guarantees as described below in “Future Policy Benefits”.

Future Policy Benefits - Future policy benefits classified as Level 3 are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs,

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

and the general uncertainty around the timing and amount of future cash flows. As described above, the significant unobservable inputs to the valuation models for the embedded derivatives associated with the optional living benefit features of the Company’s variable annuity products include various assumptions that are actuarially determined, including lapse rates, benefit utilization rates, withdrawal rates and mortality rates as well as volatility assumptions and assumptions used to reflect NPR.

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

The Company’s benefit utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, including the estimated timing of the first lifetime income withdrawal by the contractholder. These assumptions vary based on the product type, the age of the contractholder, and the age of the contract. The utilization rate varies by product, based on the availability of an enhanced guarantee after a certain waiting period. For example, the utilization rates for a product with the opportunity to double the guaranteed value after a 10, 12 or 20 year accumulation period are adjusted based on contractholder experience related to such enhancement. Generally, the Company assumes a certain percentage of contractholders will utilize the guaranteed benefit (depending on the product type, contractholder age and contract age) and will begin lifetime withdrawals at various time intervals from contract inception with the remaining contractholders either beginning lifetime withdrawals immediately or never utilizing the benefit. The impact of changes in these assumptions is highly dependent on the contract type and age of the contractholder at the time of the sale and the timing of the first lifetime income withdrawal.

The Company’s withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. Larger differences in the withdrawal rate assumption compared to the contractual guaranteed income withdrawal percentage, either positive or negative, will generally result in a decrease in the fair value of the liability. Prior to the exhaustion of the contractholder’s total account value the Company assumes contractholders will withdraw a certain percentage of the maximum allowable amount under the contract and will withdraw the maximum once the contractholder account value is completely exhausted.

Based on historical experience the Company applies a set of age specific mortality rate adjustments compared to standard industry tables. For newly issued contracts, lower mortality rates are assumed in early durations. A mortality improvement assumption is also incorporated into the overall mortality table. Since the variable annuity living benefits generally provide for a minimum withdrawal benefit for life, increases in mortality rates will decrease the fair value of the liability, with the reverse being true with decreases in mortality rates.

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

Separate Account Assets - In addition to the significant internally-priced Level 3 assets and liabilities presented and described above, the Company also has internally-priced separate account assets reported within Level 3. Changes in the fair value of separate account assets are borne by customers and thus are offset by changes in separate account liabilities on the Company’s Unaudited Interim Statement of Financial Position. As a result, changes in value associated with these investments do not impact the Company’s Unaudited Interim Statement of Operations. In addition, fees earned by the Company related to the management of most separate account assets classified as Level 3 do not change due to changes in the fair value of these investments. Quantitative information about significant internally-priced Level 3 separate account assets is as follows:

Other Invested Assets - Separate account assets include $6.1 million of investments in real estate fund as of September 30, 2012 that are classified as Level 3 and reported at fair value which is determined by the Company’s equity in net assets of the entities. Fair value estimates of real estate are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments are typically included in the Level 3 Classification. Key unobservable inputs to real estate valuation include capitalization rates, which range from 5.5% to 9.5% (7.5% weighted average) and discount rates, which range from 7.0% to 11.5% (8.5% weighted average).

Transfers between Levels 1 and 2 - During the nine months ended September 30, 2012, $2.7 million of equity securities, available for sale transferred from Level 1 to Level 2. The assets that transferred were mutual funds that were priced on a net asset value. This transfer was the result of an ongoing monitoring assessment of pricing inputs to ensure appropriateness of the level classification in the fair value hierarchy. There were no transfers between Levels 1 and 2 for the three and nine months ended September 30, 2011.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Changes in Level 3 assets and liabilities - The following tables provide summaries of the changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods.

	Three Months Ended September 30, 2012
	Fixed Maturities Available For Sale - Corporate Securities	Fixed Maturities Available For Sale - Asset- Backed Securities	Fixed Maturity Available For Sale - Commercial mortgage- backed securities	Trading Account Assets - Equity Securities	Equity Securities, Available for Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$7,346	$16,129	$2,666	$1,564	$1,086
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(218)	—	—	—	(31)
Asset management fees and other income	—	—	—	(173)	—
Interest credited to policyholders’ account balances	—	—	—	—	—
Included in other comprehensive income (loss)	122	46	(170)	—	9
Net investment income	7	77	—	—	—
Purchases	14	—	—	—	—
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(785)	(2,119)	(2,496)	—	—
Transfers into Level 3 (2)	—	200	—	—	—
Transfers out of Level 3 (2)	—	—	—	—	—

Fair Value, end of period assets/(liabilities)	$6,486	$14,333	$—	$1,391	$1,064

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—	$—
Asset management fees and other income	$—	$—	$—	$(173)	$—
Interest credited to policyholders’ account balances	$—	$—	$—	$—	$—

	Three Months Ended September 30, 2012
	Reinsurance Recoverables	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$66,642	$6,039	$(90,556)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	23,057	—	(31,375)
Asset management fees and other income	—	—	—
Interest credited to policyholders’ account balances	—	47	—
Included in other comprehensive income	—	—	—
Net investment income	—	—	—
Purchases	7,687	—	—
Sales	—	—	—
Issuances	—	—	(9,726)
Settlements	—	—	—
Transfers into Level 3 (2)	—	—	—
Transfers out of Level 3 (2)	—	—	—

Fair Value, end of period assets/(liabilities)	$97,386	$6,086	$(131,657)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$23,505	$—	$(31,923)
Asset management fees and other income	$—	$—	$—
Interest credited to policyholders’ account balances	$—	$46	$—

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

	Nine Months Ended September 30, 2012
	Fixed Maturities Available For Sale - Corporate Securities	Fixed Maturities Available For Sale - Asset- Backed Securities	Fixed Maturities Available For Sale - Commercial mortgage- backed securities	Trading Account Assets - Equity Securities	Equity Securities, Available for Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$1,755	$18,627	$—	$1,569	$1,144
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(718)	76	—	—	(63)
Asset management fees and other income	—	—	—	(178)	—
Interest credited to policyholders’ account balances	—	—	—	—	—
Included in other comprehensive income (loss)	119	316	(127)	—	(17)
Net investment income	4	275	—	—	—
Purchases	4,636	—	—	—	—
Sales	(30)	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(1,082)	(4,897)	(2,496)	—	—
Transfers into Level 3 (2)	4,826	200	2,623	—	—
Transfers out of Level 3 (2)	(3,024)	(264)	—	—	—

Fair Value, end of period assets/(liabilities)	$6,486	$14,333	$—	$1,391	$1,064

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—	$—
Asset management fees and other income	$—	$—	$—	$(179)	$—
Interest credited to policyholders’ account balances	$—	$—	$—	$—	$—

	Nine Months Ended September 30, 2012
	Other Long-Term Investments	Reinsurance Recoverables	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$18	$53,677	$5,995	$(76,996)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(18)	22,842	—	(27,839)
Asset management fees and other income	—	—	—	—
Interest credited to policyholders’ account balances	—	—	91	—
Included in other comprehensive income	—	—	—	—
Net investment income	—	—	—	—
Purchases	—	20,867	—	—
Sales	—	—	—	—
Issuances	—	—	—	(26,822)
Settlements	—	—	—	—
Transfers into Level 3 (2)	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—

Fair Value, end of period assets/(liabilities)	$—	$97,386	$6,086	$(131,657)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$23,273	$—	$(28,616)
Asset management fees and other income	$—	$—	$—	$—
Interest credited to policyholders’ account balances	$—	$—	$90	$—

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

	Three Months Ended September 30, 2011
	Fixed Maturities Available For Sale - Corporate Securities	Fixed Maturities Available For Sale - Asset- Backed Securities	Fixed Maturities, Available For Sale - Commercial Mortgage- Backed Securities	Equity Securities, Available for Sale	Trading Account Assets - Equity Securities
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$5,680	$21,670	$5,019	$1,762	$—
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	2		—	(74)	—
Asset management fees and other income	—	—	—	—	15
Interest credited to policyholders’ account balances	—	—	—	—	—
Included in other comprehensive income (loss)	(45)	(93)	—	43	—
Net investment income	(4)	71	—	—	—
Purchases	—	—	—	1,000	—
Sales	—	—	—	—	—
Issuances	12	—	—	—	—
Settlements	(32)	(1,923)	—	—	—
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	(3,872)	—	(5,019)	—	—
Other (4)	—	—	—	(1,530)	1,529

Fair Value, end of period assets/(liabilities)	$1,741	$19,725	$—	$1,201	$1,544

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$(74)	$—
Asset management fees and other income	$—	$—	$—	$—	$15
Interest credited to policyholders’ account balances	$—	$—	$—	$—	$—

	Three Months Ended September 30, 2011
	Reinsurance Recoverables	Separate Account Assets (1)	Future Policy Benefits	Other Long-Term Investments
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$9,457	$5,703	$53,827	$34
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	16,992	—	(128,818)	12
Interest credited to policyholders’ account balances		123	—	—
Included in other comprehensive income (loss)	—	—	—	—
Net investment income	—	—	—	—
Purchases	321	—	—	—
Sales	—	—	—	—
Issuances	—	—	(6,236)	—
Settlements	—	—	—	—
Transfers into Level 3 (2)	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—

Fair Value, end of period assets/(liabilities)	$26,770	$5,826	(81,227)	46

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$17,035	$—	$(128,701)	$12
Asset management fees and other income	$—	$—	$—	$—
Interest credited to policyholders’ account balances	$—	$123	$—	$—

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

	Nine Months Ended September 30, 2011
	Fixed Maturities Available For Sale - Corporate Securities	Fixed Maturities Available For Sale - Asset- Backed Securities	Fixed Maturities, Available For Sale - Commercial Mortgage- Backed Securities	Equity Securities, Available for Sale	Other Long-Term Investments
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$3,636	$16,619	$—	$255	$—
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	2	—	—	(454)	46
Asset management fees and other income	—	—	—	—	—
Included in other comprehensive income (loss)	(97)	8	—	394	—
Net investment income	62	191	—	—	—
Purchases	1,297	11,089	5,019	1,000	—
Sales	(99)	—	—	—	—
Issuances	60	—	—	—	—
Settlements	(148)	(4,217)	—	—	—
Transfers into Level 3 (2)	900	—	—	1,536	—
Transfers out of Level 3 (2)	(3,872)	(3,965)	(5,019)	—	—
Other (4)	—	—	—	(1,530)	—

Fair Value, end of period assets/(liabilities)	$1,741	$19,725	$—	$1,201	$46

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$(454)	$42
Asset management fees and other income	$—	$—	$—	$—	$—
Interest credited to policyholders’ account balances	$—	$—	$—	$—	$—

	Nine Months Ended September 30, 2011
	Reinsurance Recoverables	Other Assets	Separate Account Assets (1)	Future Policy Benefits	Trading Account Assets - Equity Securities
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$11,108	$5,888	5,393	$41,316	$—
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	14,567	—	—	(105,847)	—
Asset management fees and other income		—	—	—	15
Interest credited to policyholders’ account balances	—		433	—	—
Included in other comprehensive income	—	(13)	—	—	—
Net investment income	—	—	—	—	—
Purchases	1,095	104	—	—	—
Sales	—	—	—	—	—
Issuances	—	—	—	(16,696)	—
Settlements	—	—	—	—	—
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	—	(5,979)	—	—	—
Other (4)	—	—	—	—	1,529

Fair Value, end of period assets/(liabilities)	$26,770	$—	$5,826	(81,227)	1,544

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$14,696	$—	$—	$(105,419)	$—
Asset management fees and other income	$—	$—	$—	$—	$15
Interest credited to policyholders’ account balances	$—	$—	$433	$—	$—

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Statement of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Other primarily represents reclasses of certain assets between reporting categories.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Transfers - Transfers into Level 3 are generally the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that cannot be validated) for which information from third party pricing services (that can be validated) was previously utilized. Transfers out of Level 3 are generally due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company is able to validate. Other significant transfers into and/or out of Level 3 are discussed below:

For the nine months ended September 30, 2011 the majority of the Equity Securities Available for Sale transfers into Level 3 were due to the determination that the pricing inputs for perpetual preferred stocks provided by third party pricing services were primarily based on indicative broker quotes which could not always be verified against directly observable market information. Perpetual preferred stocks were included in Equity Securities Available for Sale and subsequently transferred to Trading Account Assets.

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. However, in some cases, as described below, the carrying amount equals or approximates fair value.

	September 30, 2012					December 31, 2011
	Fair Value				Carrying Amount (1)	Fair Value	Carrying Amount
	Level 1	Level 2	Level 3	Total	Total	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$—	$—	$244,311	$244,311	$227,924	$247,865	$230,201
Policy loans	—	—	250,324	250,324	171,661	235,706	177,162
Cash	2,721	—	—	2,721	2,721	2,342	2,342
Accrued investment income	—	14,856	—	14,856	14,856	17,275	17,275
Other assets	—	26,038	—	26,038	25,874	19,763	19,486

Total assets	$2,721	$40,894	$494,635	$538,250	$443,036	$522,951	$446,466

Liabilities:
Policyholders’ Account Balances - Investment Contracts	—	115,764	14,932	130,696	130,869	113,010	113,938
Cash collateral for loaned securities	—	4,156	—	4,156	4,156	17,012	17,012
Securities sold under agreement to repurchase	—	—	—	—	—	3,216	3,216
Short-term debt	—	27,040	—	27,040	27,010	26,027	26,000
Long-term debt	—	46,147	—	46,147	44,000	44,266	44,000
Other liabilities	—	37,042	—	37,042	37,042	30,728	30,728

Total liabilities	$—	$230,149	$14,932	$245,081	$243,077	$234,259	$234,894

(1)	Carrying values presented herein differ from those in the Company’s Unaudited Interim Statement of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

The fair values presented above for those financial instruments have been determined by using available market information and by applying market valuation methodologies, as described in more detail below.

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

Cash, Accrued Investment Income and Other Assets

The Company believes that due to the short-term nature of certain assets, the carrying value approximates fair value. These assets include: cash, accrued investment income, and other assets that meet the definition of financial instruments, including receivables, such as unsettled trades and accounts receivable. Also included in other assets is an affiliated note whose fair value is determined in the same manner as the underlying debt described below under “Short-Term and Long-Term Debt”.

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

The fair value of the living benefit feature embedded derivatives included in “Future policy benefits” was a liability of $132 million and $77 million as of September 30, 2012 and December 31, 2011, respectively. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re included in “Reinsurance recoverables” was an asset of $97 million and $54 million as of September 30, 2012 and December 31, 2011, respectively.

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

	September 30, 2012			December 31, 2011
	Notional Amount	Fair Value		Notional Amount	Fair Value
Primary Underlying		Assets	Liabilities		Assets	Liabilities
	(in thousands)

Qualifying Hedges

Currency/Interest Rate

Currency Swaps	$22,332	$390	$(860)	$14,972	$221	$(846)

Total Qualifying Hedges	$22,332	$390	$(860)	$14,972	$221	$(846)

Non-Qualifying Hedges
Interest
Interest Rate Swaps	$57,200	$9,746	$—	$57,200	$8,442	$—

Credit
Credit Default Swaps	9,275	621	(383)	17,000	118	(339)
Currency/Interest Rate
Currency Swaps	9,115	—	(860)	16,615	—	(909)
Equity
Equity Options	3	135	—	—	—	—

Total Non-Qualifying Hedges	75,593	10,502	(1,243)	90,815	8,560	(1,248)

Total Derivatives (1)	$97,925	$10,892	$(2,103)	$105,787	$8,781	$(2,094)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $134 million and $80 million as of September 30, 2012 and December 31, 2011, respectively, included in “Future policy benefits” and “Fixed maturities, available-for-sale.”

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

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended September 30, 2012
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income(1)
	(in thousands)
Qualifying Hedges
Cash flow hedges
Currency/Interest Rate	$—	$11	$—	$(465)

Total qualifying hedges	—	11	—	(465)

Non-qualifying hedges
Interest Rate	782	—	—	—
Currency	2	—	—	—
Currency/Interest Rate	(282)	—	(5)	—
Credit	2	—	—	—
Equity	—	—	—	—
Embedded Derivatives	(13,964)	—	—	—

Total non-qualifying hedges	(13,460)	—	(5)	—

Total	$(13,460)	$11	$(5)	$(465)

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

	Nine Months Ended September 30, 2012
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income(1)
	(in thousands)
Qualifying Hedges
Cash flow hedges
Currency/Interest Rate	$—	$10	$14	$144

Total qualifying hedges	—	10	14	144

Non-qualifying hedges
Interest Rate	2,912	—	—	—
Currency	2	—	—	—
Currency/Interest Rate	(171)	—	(3)	—
Credit	(220)	—	—	—
Equity	—	—	—	—
Embedded Derivatives	(11,511)	—	—	—

Total non-qualifying hedges	(8,988)	—	(3)	—

Total	$(8,988)	$10	$11	$144

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

	Three Months Ended September 30, 2011
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income(1)
	(in thousands)
Qualifying Hedges
Cash flow hedges
Currency/Interest Rate	$—	$(46)	$19	$346

Total qualifying hedges	—	(46)	19	346

Non-qualifying hedges
Interest Rate	7,321	—	—	—
Currency	—	—	—	—
Currency/Interest Rate	718	—	—	—
Credit	556	—	—	—
Equity	—	—	—	—
Embedded Derivatives	(112,391)	—	—	—

Total non-qualifying hedges	(103,796)	—	—	—

Total	$(103,796)	$(46)	$19	$346

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

	Nine Months Ended September 30, 2011
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income(1)
	(in thousands)
Qualifying Hedges
Cash flow hedges
Currency/Interest Rate	$—	$(30)	$(12)	$342

Total qualifying hedges	—	(30)	(12)	342

Non-qualifying hedges
Interest Rate	8,565	—	—	—
Currency	—	—	—	—
Currency/Interest Rate	283	—	—	—
Credit	222	—	—	—
Equity	—	—	—	—
Embedded Derivatives	(91,496)	—	—	—

Total non-qualifying hedges	(82,426)	—	—	—

Total	$(82,426)	$(30)	$(12)	$342

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

For the period ending September 30, 2012, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2011	$(630)
Net deferred gains (losses) on cash flow hedges from January 1 to September 30, 2012	120
Amount reclassified into current period earnings	24

Balance, September 30, 2012	$(486)

As of September 30, 2012, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 14 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Statements of Equity.

Credit Derivatives Written

The Company wrote credit derivatives under which the Company was obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, was $0 million and $10 million notional of credit default swap (“CDS”) selling protection with an associated fair value of $0 million, at September 30, 2012 and December 31, 2011, respectively. These credit derivatives generally had maturities of less than 5 years and consisted of corporate securities within the finance industry. At December 31, 2011, the underlying credits had an NAIC designation rating of 1.

The Company holds certain externally managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available-for-sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated other comprehensive income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these interests was $7 million at both September 30, 2012 and December 31, 2011. The fair value of the embedded derivatives included in “Fixed maturities, available-for-sale” was a liability of $2 million and $3 million at September 30, 2012 and December 31, 2011, respectively.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of September 30, 2012 and December 31, 2011, the Company had $9 million and $7 million of outstanding notional amounts, respectively, reported at fair value as a liability of less than $1 million for both periods.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

6. COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund $18 million of commercial loans as of September 30, 2012. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $3.4 million as of September 30, 2012.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. As of September 30, 2012, the aggregate range of reasonably possible losses in excess of accruals established is not currently estimable. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

In January 2012, a qui tam action on behalf of the State of Illinois, Total Asset Recovery Services v. Met Life Inc, et al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Holdings, LLC, filed in the Circuit Court of Cook County, Illinois, was served on the Company. The complaint alleges that the Company failed to escheat life insurance proceeds to the State of Illinois in violation of the Illinois False Claims Whistleblower Reward and Protection Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs. In April 2012, the Company filed a motion to dismiss the complaint. In September 2012, the complaint was withdrawn without prejudice.

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

The Company participates in reinsurance with its affiliates Prudential Insurance, Prudential Arizona Reinsurance Captive Company, or “PARCC”, Pruco Re, Prudential Arizona Reinsurance Universal Company or “PAR U”, and Prudential Arizona Reinsurance Term Company, or “PAR TERM”, through various plans of reinsurance, primarily on a yearly renewable term and coinsurance basis. This reinsurance provides risk diversification, additional capacity for future growth and limits the maximum net loss potential. For coinsurance agreements, all significant risks are ceded to the reinsurer, including mortality, investment, and lapse risk. For yearly renewable term agreements, mortality risk is the primary risk ceded to the reinsurer. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Reinsurance amounts included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011 are below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)

Premiums	$42,889	$41,610	$129,700	$125,004
Reinsurance ceded	(39,559)	(37,936)	(119,619)	(114,394)

Premiums	$3,330	$3,674	$10,081	$10,610

Direct policy charges and fees	$59,701	$40,974	$151,062	$120,092
Reinsurance ceded	(25,589)	(17,589)	(44,984)	(35,705)

Policy charges and fees	$34,112	$23,385	$106,077	$84,387

Policyholders’ benefits ceded	$28,296	$25,304	$82,567	$77,701

Realized capital gains (losses) net, associated with derivatives	$22,154	$16,964	$20,877	$14,579

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

Reinsurance recoverables included in the Company’s Unaudited Interim Statements of Financial Position at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	(in thousands)

Domestic life insurance-affiliated	$734,845	$467,687

Domestic individual annuities-affiliated	97,417	53,696

Domestic life insurance-unaffiliated	2,208	1,379

	$834,470	$522,762

Substantially all reinsurance contracts are with affiliates as of September 30, 2012 and December 31, 2011. These contracts are described further in Note 8.

The gross and net amounts of life insurance face amount in force as of September 30, 2012 and 2011 were as follows:

	2012	2011
	(in thousands)

Gross life insurance face amount in force	$100,611,102	$97,305,225
Reinsurance ceded	(90,287,029)	(87,543,227)

Net life insurance face amount in force	$10,324,073	$9,761,998

8.	RELATED PARTY TRANSACTIONS

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million for the third quarter of 2012 and 2011, and less than $1 million for the nine months ended September 30, 2012 and 2011. The expense charged to the Company for the deferred compensation program was less than $1 million for the third quarter of 2012 and 2011, and less than $1 million for the nine months ended September 30, 2012 and 2011.

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was less than $1 million for the third quarter of 2012 and 2011, and $1 million for the nine months ended September 30, 2012 and 2011.

Prudential Insurance sponsors voluntary savings plans for its employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was less than $1 million for the third quarter of 2012 and 2011, and $1 million for the nine months ended September 30, 2012 and 2011.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

Corporate Owned Life Insurance

The Company has sold two Corporate Owned Life Insurance, or “COLI”, policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI contracts was $1,163 million and $1,068 million as of September 30, 2012 and December 31, 2011, respectively. Fees related to these COLI policies were $4 million for the third quarter of 2012 and 2011, and $12 million for the nine months ended September 30, 2012 and 2011.

Pruco Life

Effective April 1, 2008, the Company entered into an agreement to reinsure certain variable COLI policies with Pruco Life. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

Reinsurance amounts included in the Company’s Unaudited Interim Statements of Financial Position at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	(in thousands)

Reinsurance recoverables	$4,995	$6,716
Other liabilities	0	2,190

Reinsurance amounts included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) in the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)

Gross policy charges and fee income	$(5,776)	$(5,446)	$(5,769)	$(5,447)
Policyholders’ benefits	(3,799)	(3,472)	(928)	(237)

PARCC

The Company reinsures 90% of the risks under its term life insurance policies, written prior to January 1, 2010, excluding My Term and Return of Premium Term Life, or (“ROP Term Life”), through an automatic coinsurance agreement with PARCC. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Reinsurance amounts included in the Company’s Unaudited Interim Statements of Financial Position at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	(in thousands)

Reinsurance recoverables	$431,879	$403,222
Deferred policy acquisition costs	(92,822)	(96,712)
Other liabilities (reinsurance payables)	9,492	9,322

Reinsurance amounts included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) in the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)

Premiums	$(88,568)	$(28,423)	$(94,579)	$(30,710)
Policyholders’ benefits	27,334	19,537	82,874	78,607

Reinsurance expense allowances, net of capitalization and amortization	5,970	6,336	18,375	19,327

PAR TERM

The Company reinsures 95% of the risks under its term life insurance policies issued on or after January 1, 2010, excluding My Term, through an automatic coinsurance agreement with PAR TERM. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

Reinsurance amounts included in the Company’s Unaudited Interim Statements of Financial Position at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	(in thousands)

Reinsurance recoverables	$43,841	$27,704
Deferred policy acquisition costs	(46,313)	(31,443)
Other liabilities (reinsurance payables)	3,531	2,515

Reinsurance amounts included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) in the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)

Premiums	(10,359)	(6,540)	(28,787)	(17,758)
Policyholders’ benefits	7,207	4,148	19,666	12,046

Reinsurance expense allowances, net of capitalization and amortization	1,969	1,331	5,455	3,110

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. Effective July 1, 2012 the Company recaptured a portion of this agreement related to its universal life policies and now reinsures these risks with PAR U as discussed below.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Reinsurance amounts included in the Company’s Unaudited Interim Statements of Financial Position at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	(in thousands)

Reinsurance recoverables	$24,604	$30,045
Other liabilities (reinsurance payables)	2,028	3,389

Reinsurance amounts included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) in the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)

Premiums	$(776)	$(687)	$(2,264)	$(2,057)
Gross policy charges and fee income	(1,468)	(9,857)	(20,871)	(27,974)
Policyholders’ benefits	1,290	17,188	18,771	33,900
Reinsurance expense allowances, net of capitalization and amortization	(3,058)	(2,363)	(8,474)	(7,295)

PAR U

Effective July 1, 2012, the Company, entered into an automatic coinsurance agreement with PAR U, an affiliated company, to reinsure an amount equal to 95% of all the risks associated with its universal protector and universal plus policies. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Under this agreement, an initial reinsurance premium of $359 million less a ceding allowance of $194 million, was paid to PAR U. Consideration for the amount due to PAR U was transferred on September 28, 2012 and was treated as if settled on the effective date of the coinsurance agreement. The time elapsed between the effective date and the settlement date resulted in a derivative equal to the earned interest and changes in market values from the effective date through settlement date related to fixed maturity and commercial mortgage securities from an asset portfolio within the Company. The affiliated asset transfers which occurred in settlement of the initial reinsurance premium are described below under “Affiliated Asset Transfers.”

Reinsurance amounts included in the Company’s Unaudited Interim Statements of Financial Position at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	(in thousands)

Reinsurance recoverables	$229,526	$0
Policy loans	(13,134)	0
Deferred policy acquisition costs	(1,790)	0
Other liabilities (reinsurance payables) (1)	40,967	0

(1)	Includes the unamortized portion of the deferred gain arising from the coinsurance agreement between the Company and PAR U of $22 million as of September 30, 2012.

Reinsurance amounts included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) in the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Policy charges and fee income	$(15,729)	$0	$(15,729)	$0
Net investment income	(76)	0	(76)	0
Other income	1,367	0	1,367	0
Interest credited to policyholders’ account balance	1,869	0	1,869	0
Policyholders’ benefits	5,357	0	5,357	0
Reinsurance expense allowances, net of capitalization and amortization	3,320	0	3,320	0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements - (Continued)

Pruco Re

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features.

The following table provides information relating to fees ceded to Pruco Re under these agreements which are included in “Realized investment (losses) gains, net” on the Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the dates indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Pruco Reinsurance
Effective October 1, 2011
Highest Daily Lifetime Income (“HDI”)	$3,158	$—	$7,371	$—
Spousal Highest Daily Lifetime Income (“SHDI”)	982	—	2,267	—
Highest Daily Lifetime 6 Plus (“HD6+”)	2,936	—	8,694	—
Spousal Highest Daily Lifetime 6 Plus (“SHD6+”)	1,168	—	3,459	—
Effective Since 2006
Spousal Lifetime Five (“SLT5”)	42	42	126	132
Effective Since 2005
Lifetime Five (“LT5”)	303	305	914	950

Total Pruco Reinsurance	$8,589	$347	$22,831	$1,082

Effective October 1, 2011, the Company ceded the HDI, SHDI, HD6+ and SHD6+ benefits to Pruco Re, as noted in the table above. The Company paid an initial premium of $62 million and established a reinsurance recoverable of $31 million resulting in an initial ceding loss of $32 million, recognized in “Realized investment gains (losses), net” in 2011.

The Company’s reinsurance recoverables related to the above product reinsurance agreements were $97 million and $54 million as of September 30, 2012 and December 31, 2011, respectively. Realized gains ( losses) were $22 million and $17 million in the third quarter of 2012 and 2011, respectively; and $21 million and $15 million in the first nine months of 2012 and 2011, respectively. Changes in realized gains ( losses) for the third quarter of 2012 and 2011 and the first nine months of 2012 and 2011 were primarily due to changes in market conditions in each respective period. The underlying assets are reflected in “Reinsurance recoverables” in the Company’s Unaudited Interim Statements of Financial Position.

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

Affiliated Asset Administration Fee Income

The Company participates in a revenue sharing agreement with AST Investment Services, Inc, formerly known as American Skandia Investment Services, Inc, whereby the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $5 million and $3 million for the three months ended September 30, 2012 and 2011, respectively, and $14 million and $9 million for the nine months ended September 30, 2012 and 2011, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

The Company participates in a revenue sharing agreement with Prudential Investments LLC, whereby the Company receives fee income from policyholders’ account balances invested in The Prudential Series Fund (“PSF”). Income received from Prudential Investments LLC, related to this agreement was $2 million and $2 million for the three months ended September 30, 2012 and 2011, respectively, and $5 million and $5 million for the nine months ended September 30, 2012 and 2011, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Affiliated Asset Transfers

The Company buys and sells assets to and from affiliated companies.

In December 2011, the Company purchased commercial loans from its parent company, Pruco Life. These securities had an amortized cost of $10 million and a fair market value of $11 million. The difference between amortized cost and fair market value of these transfers was accounted for as a decrease of $1 million to additional paid-in capital, net of taxes in 2011.

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

In September 2012, the Company transferred fixed maturity securities and commercial mortgage loans to PAR U, an affiliated company, as consideration for the coinsurance agreement with this affiliate. These investments had an amortized cost of $142 million and a fair market value of $156 million. The net difference between amortized cost and the fair value was $14 million and was recorded as a realized investment gain on the Company’s financial statements. The time elapsed between the effective date and the settlement date of the coinsurance agreement with PAR U resulted in a derivative loss of $5 million reflecting changes in market values of the consideration from the effective date through settlement date.

In September 2012, the Company sold fixed maturity securities to its ultimate parent company, Prudential Financial, Inc. These securities had an amortized cost of $41 million and a fair market value of $46 million. The difference between amortized cost and fair market was accounted for as an increase of $3 million to additional paid-in capital, net of taxes in 2012.

Debt Agreements

The Company is authorized to borrow funds up to $200 million from affiliates to meet its capital and other funding needs. The Company had $27 million in short term debt as of September 30, 2012, including $16 million with Prudential Funding, LLC and $11 million with Prudential Financial, and $26 million in short-term debt as of December 31, 2011. Total interest expense on this short-term affiliated debt to the Company was $0.1 million and $0 million for the three and nine months ended September 30, 2012 and 2011, respectively.

On December 16, 2011 the Company entered into a series of four $11 million borrowings with Prudential Financial, totaling $44 million. The loans have fixed interest rates ranging from 2.65% to 3.61% and maturity dates staggered one year apart, from December 16, 2013 to December 16, 2016. The total interest expense on these borrowings was $0.3 million and $1.0 million for the three and nine months ended September 30, 2012, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A,”) addresses the financial condition of Pruco Life Insurance Company, or the “Company,” as of September 30, 2012, compared with December 31, 2011, and its consolidated results of operations for the three and nine months ended September 30, 2012 and 2011. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, the statements under “Forward-Looking Statements” and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Products

Individual Annuities

The Company offers a wide array of annuities, in NJ and NY, United States, including variable annuities that are registered with the United States Securities and Exchange Commission (the “SEC”), which may also include (1) fixed interest rate allocation options, subject to a market value adjustment, and registered with the SEC, and (2) fixed rate allocation options not subject to a market value adjustment and not registered with the SEC. The Company also offers fixed annuitization options during the payout phase of its variable annuities. Effective September 2012 the Company announced the suspension of additional customer deposits for variable annuities with certain older optional living benefit riders.

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

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility, timing of annuitization and withdrawals, contract lapses and contractholder mortality. The return we realize from our variable annuity contracts will vary based on the extent of the differences between our actual experience and the assumptions used in the original pricing of these products. As part of our risk management strategy we hedge or limit our exposure to certain of these risks primarily through a combination of product design elements, such as an asset transfer feature, externally purchased hedging instruments and affiliated reinsurance arrangements with Pruco Re. Our returns can also vary by contract based on our risk management strategy, including the impact of any capital markets movements that we may hedge in Pruco Re, the impact on that portion of our variable annuity contracts that benefit from the asset transfer feature and the impact of risks we have deemed suitable to retain and the impact of risks that are not able to be hedged.

As of September 30, 2012 approximately $5.2 billion or 89% of total variable annuity account values contain a living benefit feature, compared to approximately $3.7 billion or 86% as of December 31, 2011. As of September 30, 2012 approximately $4.9 billion or 94% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $3.4 billion or 91% as of December 31, 2011. The increase in account values with living benefits and the asset transfer feature reflects the impact of new business sales. The asset transfer feature, included in the design of certain optional living benefits, transfers assets between certain variable investments selected by the annuity contractholder and, depending on the benefit feature, a fixed rate account in the general account or a bond portfolio within the separate account. The asset transfer feature associated with currently-sold benefit features transfers assets between certain variable investments selected by the annuity contractholder and a designated bond portfolio within the separate account. The transfers occur at the contractholder level. The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including the impact of investment performance on the contractholders’ total account value. In general, negative investment performance may result in transfers to either a fixed rate account in the general account or a bond portfolio within the separate account, and positive investment performance may result in transfers to contractholder-selected variable investments. Overall, the asset transfer feature helps to mitigate our exposure to equity market risk and market volatility. Beginning in 2009, our offerings of optional living benefit features associated with currently sold variable annuity products all include an asset transfer feature, and in 2009 we discontinued any new sales of optional living benefit features without an asset transfer feature. Other product design elements we utilize for certain products to manage these risks include asset allocation restrictions and minimum issuance age requirements.

As mentioned above, in addition to our asset transfer feature, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance agreements. Primarily in the reinsurance affiliate, derivatives are purchased that replicate the net change in a hedging target, discussed further below. The hedging program uses a range of exchange-traded and over the counter equity and interest rate derivatives. The instruments include, but are not limited to: interest rate swaps, swaptions, floors and caps as well as equity options, total return swaps and equity futures to hedge certain capital market risks present in the hedge target. In addition to mitigating risk and income statement volatility, the hedging program is also focused on a long-term goal of accumulating assets that could be used to pay claims under these benefits irrespective of market path, recognizing that, under the terms of the contracts, payment of such claims are not expected to begin until some point in the future.

Under U.S. GAAP the liability for the optional living benefit features is accounted for as an embedded derivative and recorded at fair value. The fair value is calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the feature using option pricing techniques. See Note 4 to the Unaudited Interim Financial Statements for additional information regarding the methodology and assumptions used in calculating the fair value under U.S. GAAP.

As noted above, the hedge program, primarily in the reinsurance affiliate, utilizes a hedge target that is grounded in a U.S. GAAP/capital markets valuation framework, with three notable modifications.

•	The impact of the market’s perception of non-performance risk (“NPR”) is excluded to maximize protection against the entire projected claim irrespective of the possibility of our own default.

•

A credit spread is added to the risk-free rate of return assumption used under U.S. GAAP to estimate future growth of bond investments in the customer separate account funds to better replicate the projected returns within those funds.

•

The equity volatility assumption is adjusted to remove certain risk margins required under U.S. GAAP valuation which are used in the projection of customer account values, as we believe the impact driven by these margins can be temporary and does not reflect the true economic value.

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

Term Life Insurance

The Company offers a variety of term life insurance products which represent 72% of our net individual life insurance in force at September 30, 2012, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

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

Variable Life Insurance

The Company offers a number of individual variable life insurance products which represent 21% of our net individual life insurance in force at September 30, 2012. Variable products provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account and /or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates we determine that vary periodically based on our portfolio rate, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. Each product provides for the deduction of charges and expenses from the customer’s contract fund. The Company also offers a variable product that has the same basic features as our variable universal life product but also allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance.

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

Universal Life Insurance

The Company offers universal life insurance products which represent 7% of our net individual life insurance in force at September 30, 2012. Universal life insurance products may feature a fixed crediting rate that we determine and that may vary periodically based on portfolio returns, subject to certain minimums, flexible premiums and a choice of guarantees against lapse. They may feature an equity index crediting rate subject to certain minimum and maximum rates. Universal life policies provide for the deduction of charges and expenses from the policyholders’ contract fund.

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

In the first quarter of 2012, we revised the treatment of the results of the living benefits hedging program in our best estimate of total gross profits used to calculate the amortization of deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) associated with certain of our variable annuity contracts. In 2011, we included the difference between the change in the fair value of the hedge positions and the change in the fair value of the hedge target liability, primarily in the reinsurance affiliate, in our best estimate of gross profits used to determine amortization rates only to the extent this net amount was determined by management to be other-than-temporary. Beginning with the first quarter of 2012, we are including these impacts in our best estimate of total gross profits used for determining amortization rates each quarter without regard to the permanence of the changes.

Additionally, in the third quarter of each year, we perform an annual comprehensive review and update of the assumptions used in estimating gross profits for future periods. The near-term future rate of return assumptions used in evaluating DAC and DSI for our variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider the actual historical economic returns over a period of time and initially adjust future projected returns over the next four years (the “near-term”) so that the assets are projected to grow at the long-term expected rate of return for the entire period. If the near-term projected future rate of return is greater than our near-term maximum future rate of return, we use our maximum future rate of return.

As of September 30, 2012, our variable annuities business utilizes distinct rates of return for equity and fixed income investments. Assumptions for this business reflect an 8.0% long-term equity expected rate of return and a near-term mean reversion equity rate of return of 8.5%. As of September 30, 2012, all contract groups within our variable annuities business utilized these rates, as the near-term mean reversion equity rate of return was less than our 13% maximum. Fixed income expected rates of return include a risk free return plus a credit spread and consider the duration and credit profile of the respective bond and money market funds. Fixed income returns reflect a grading from current rates up to long term rates over a ten year period. The weighted average fixed income expected rate of return after the ten year grading period is 5.5%.

As of September 30, 2012, our variable life insurance business utilizes blended rates of return, which are based on a long-term expected distribution of funds between equity and fixed income funds. Assumptions for this business reflect a long-term blended expected rate of return of 5.8%, which includes an 8.1% long-term equity expected rate of return and a 4.6% fixed income expected rate of return. The 4.6% fixed income expected rate of return is a levelized rate, which blends current rates and long-term expected returns. Assumptions also reflect a near-term mean reversion blended rate of return of 4.2%. As of September 30, 2012, all contract groups within our variable life insurance business utilize these rates, as the near-term blended expected equity rate of return was less than our 13% maximum.

The weighted average rate of return assumptions for these businesses consider many factors specific to each business, including asset durations, asset allocations and other factors. We update the near term rates of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach, which assumes a convergence to the long-term expected rates of return. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits. The new required rate of amortization is also applied prospectively to future gross profits in calculating amortization in future periods.

Additional information regarding the critical accounting estimates listed above may also be found in our Annual Report on Form 10-K for the year ended December 31, 2011, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Accounting Policies & Pronouncements - Application of Critical Accounting Estimates.”

Changes in Financial Position

September 30, 2012 versus December 31, 2011

Total assets increased $2,030 million, from $8,828 million at December 31, 2011 to $10,858 million at September 30, 2012.

Separate account assets increased $1,783 million, from $6,258 million at December 31, 2011 to $8,041 million at September 30, 2012, primarily driven by positive individual annuity net flows from new business sales and market appreciation.

Reinsurance recoverables increased by $311 million from $523 million at December 31, 2011, to $834 million at September 30, 2012. The increase is primarily driven by the ceding of universal life policyholders’ account balances as part of the new coinsurance agreement with PAR U and higher term reserves ceded under existing affiliated reinsurance agreements due to business growth. Also contributing to the increase was an increase in the mark-to-market of the reinsurance recoverable related to the reinsured liability for variable annuity living benefit embedded derivatives, primarily resulting from an increase in the present value of future expected benefit payments driven by lower interest rates and tightening of our NPR spreads. See Note 8 to the Unaudited Interim Financial Statements for additional information regarding affiliated reinsurance transactions.

Deferred policy acquisition costs increased by $29 million from $263 million at December 31, 2011, to $292 million at September 30, 2012. The increase is primarily driven by the capitalization of commissions related to variable annuity sales.

Partially offsetting the above increases was a decrease in total invested assets of $122 million from $1,660 million at December 31, 2011 to $1,538 million at September 31, 2012 due to assets transferred as consideration for the new coinsurance agreement with PAR U (See Note 8 to the Unaudited Interim Financial Statements for additional information), partially by growth in investments from continued universal life sales and in force growth.

Total liabilities increased by $1,962 million, from $8,266 million at December 31, 2011 to $10,228 million at September 30, 2012, primarily due to an increase in separate account liabilities of $1,783 million, offsetting the increase in separate account assets described above.

Future policy benefits and other policyholder liabilities increased $128 million, from $692 million at December 31, 2011 to $820 million at September 30, 2012, primarily driven by an increase in reserves supporting term business arising from business growth. Also contributing to the increase was an increase in the liability for living benefit embedded derivatives, as described above.

Policyholders’ account balances increased $41 million, from $1,133 million at December 31, 2011 to $1,174 million at September 30, 2012, primarily driven by an increase in variable life fixed fund balances including the impact of a large deposit and continued universal life business growth.

1.	Results of Operations

Three Months ended September 30, 2012 versus September 30, 2011

	Three Months Ended September 30,
	2012	2011
	(in thousands)
Operating results:
Revenues:
Annuity Products	$22,613	$(87,080)
Life Products and Other	47,013	36,025

	$69,626	$(51,055)

Benefits and expenses:
Annuity Products	$(10,022)	$98,835
Life Products and Other	25,164	12,733

	$15,142	$111,568

Income (loss) from Operations before Income Taxes
Annuity Products	$32,635	$(185,915)
Life Products and Other	21,849	23,292

	$54,484	$(162,623)

Annuity Products

Income from Operations before Income Taxes

2012 to 2011 Three Month Comparison. Income from operations before income taxes increased $219 million from a loss of $186 million in the third quarter of 2011 to a income of $33 million in the third quarter of 2012. The increase was primarily driven by lower amortization of deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed in more detail below. Also contributing to the increase was a net favorable variance related to adjustments to the amortization of DAC and DSI, and in the reserves for the guaranteed minimum death (“GMDB”) and income benefit (“GMIB”) features of our variable annuity products. These adjustments are primarily driven by the impact on the estimated profitability of the business of quarterly adjustments to reflect current period market performance and experience, as well as the annual review and updates of assumptions, and are discussed in more detail below.

Excluding the items discussed above, income (loss) from operations before income taxes increased compared to the third quarter of 2011 primarily driven by a favorable variance related to the mark-to-market of the embedded derivatives associated with our non-reinsured liability for living benefit embedded derivatives and related hedge positions. Losses on the non-reinsured living benefits were smaller in 3Q12 due to unfavorable market performance in 3Q11 prior to the execution of reinsurance treaties in 4Q11. Also driving the increase was higher fee income, net of distribution costs, due to higher average variable annuity account values invested in separate accounts due to positive net flows from new business sales and market appreciation.

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

As mentioned above, included in the favorable variance from lower amortization of DAC and DSI, was $93 million of lower amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions held in our reinsurance affiliate. This impact primarily relates to changes in the valuation of the reinsured living benefit liabilities related to NPR which we and the reinsurance affiliate believe to be non-economic, and choose not to hedge, as discussed above, and differences between the change in the fair value of the hedge target liability and the change in the fair value of the hedge assets in the reinsurance affiliate

To reflect the NPR of our affiliates in the valuation of the embedded derivative liabilities, we incorporate an additional spread over LIBOR into the discount rate used in the valuation. The favorable variance from DAC and DSI amortization was driven by NPR losses in the reinsurance affiliate in the third quarter of 2012, which resulted in amortization benefits, compared to NPR gains in third quarter of 2011 which resulted in amortization expense. Negative NPR adjustments in the reinsurance affiliate in 2012 were primarily driven by tightening of NPR spreads.

As shown in the following table, the income from operations before income taxes for the third quarter of 2012 included $5 million of net benefits from adjustments to the amortization of DAC and DSI and the reserves for the GMDB and GMIB features of our variable annuity products, compared to $8 million of net charges included in the third quarter of 2011.

	Three Months ended September 30, 2012			Three Months Ended September 30, 2011
	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total
	(in thousands)

Quarterly market performance adjustment	$548	$201	$749	$(5,074)	$(2,331)	$(7,405)

Annual review / assumption updates	3,997	(2,532)	1,465	(1,349)	984	(365)
Quarterly adjustment for current period experience and other updates (3)	8,026	43	8,069	(1,591)	(54)	(1,645)

Total	$12,571	$(2,288)	$10,283	$(8,014)	$(1,401)	$(9,415)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC and DSI.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the GMDB / GMIB, features of our variable annuity products.
(3)	Represents the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as updates for current and future expected claims costs associated with the GMDB/GMIB features of our variable annuity products.

The $1 million of benefits and $7 million of charges in the third quarter of 2012 and 2011, respectively, shown in the table above, were primarily driven by the impact of market performance on customer accounts relative to our assumptions. Actual returns were higher than expected in the third quarter of 2012, which drove positive cumulative impacts to both the amortization of DAC and DSI and the reserves for the GMDB and GMIB features of our variable annuity contracts, and actual returns were lower than expected in the third quarter of 2011, which drove negative cumulative impacts for these items.

The $1 million of net benefits and less than $1 million of net charges in the third quarter of 2012 and 2011, respectively, shown in the table above, relate to the annual review and update of assumptions, and reflect the impact of industry studies and our actual experience. The $1 million net benefit in the third quarter of 2012 was driven by the impacts of updates to our actuarial assumptions and other refinements, partially offset by updates to our economic assumptions, primarily reflecting reductions to our long-term interest and equity rate of return assumptions. The third quarter of 2011 included net charges of less than $1 million from these annual reviews, primarily related to a reduction of the weighted average future fixed rate of return assumption, partially offset by a reduction of the assumption of the percentage of contracts with a GMIB feature that will annuitize based on the guaranteed value.

The $8 million of benefits and $2 million of charges in the third quarter of 2012 and 2011, respectively, shown in the table above, reflect the quarterly adjustments for current period experience, also referred to as experience true-up adjustments. The favorable variance primarily related to the amortization of DAC and DSI primarily driven by differences in the change of the fair value of the hedge target liability and the change in the fair value of the hedge assets in the reinsurance affiliate due to differences in market conditions. For additional information regarding the net hedging impacts that are included in our best estimate of gross profits used to set amortization rates, see “ - Accounting Policies & Pronouncements - Application of Critical Accounting Estimates.”

In addition to the current period impacts reflected in the table above, the changes to the estimated profitability of our business will also drive changes in our GMDB and GMIB reserves and the amortization of DAC and DSI in future periods.

For weighted average rate of return assumptions as of September 30, 2012, see “ - Accounting Policies & Pronouncements - Application of Critical Accounting Estimates.” For additional information on our policy for amortizing DAC and DSI, and for estimating future expected claims costs associated with the GMDB and GMIB features of our variable annuity products, see our Annual Report on Form 10-K for the year ended December 31, 2011, under “ - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Accounting Policies & Pronouncements - Application of Critical Accounting Estimates.”

Revenues

2012 to 2011 Three Month Comparison. Revenues increased $110 million from a loss of $87 million in the third quarter of 2011 to income of $23 million in the third quarter of 2012.

Net realized investment gains (losses) increased $102 million from a loss of $111 million in the third quarter of 2011, to a loss of $9 million in the third quarter of 2012, primarily driven by a favorable variance in the mark-to market related to the embedded derivatives associated with our non-reinsured living benefit features and related hedges, as discussed above.

Policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on policyholders’ fund balances, increased $7 million from $17 million in the third quarter of 2011 to $24 million in the third quarter of 2012. The increase was primarily driven by higher average separate account asset balances due to positive net flows from new business sales and market appreciation.

Benefits and Expenses

2012 to 2011 Three Month Comparison. Benefits and expenses decreased $109 million from an expense of $99 million in the third quarter of 2011 to a benefit of $10 million in the third quarter of 2012.

Amortization of DAC decreased by $87 million, from an expense of $64 million in the third quarter of 2011 to a benefit of $23 million in the third quarter of 2012 primarily due to lower DAC amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of our quarterly and annual adjustments to reflect current period experience and market performance, as well as the annual review and update of assumptions, as discussed above.

Interest credited to policyholders’ account balances decreased $27 million, from an expense of $24 million in the third quarter of 2011 to a benefit of $3 million in the third quarter of 2012, due to lower DSI amortization primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of our quarterly adjustments to reflect current period experience and market performance, as well as the annual review and update of assumptions, as discussed above.

Life Products and Other

Income from Operations before Income Taxes

2012 to 2011 Three month Comparison. Income from operations before income taxes decreased $1 million from $23 million in the third quarter of 2011 to $22 million in the third quarter of 2012. The decrease includes $2 million of net charges and $1 million of net benefits in the third quarters of 2012 and 2011, respectively, reflecting the impact of certain changes in our estimated profitability of the business resulting from our annual review and update of economic and actuarial assumptions. This annual review covers assumptions used in our estimate of total gross profits which forms the basis for amortizing DAC and unearned revenue reserves (“URR”), as well as establishing the reserve for the GMDB feature in certain contracts. The $2 million net charge in the third quarter of 2012 primarily reflects reductions to our long-term interest rate and equity return assumptions, which resulted in adjustments increasing both the amortization of DAC and URR and increasing the reserves for the GMDB features in certain contracts. The $1 million net benefit in the third quarter of 2011 primarily reflects more favorable lapse and mortality experience which resulted in adjustments decreasing both the amortization of DAC and URR and increasing the reserves for the GMDB features in certain contracts.

Revenues

2012 to 2011 Three month Comparison. Revenues increased $11 million, from $36 million in the third quarter of 2011 to $47 million in the third quarter of 2012.

Net investment income increased $4 million, from $17 million in the third quarter of 2011 to $21 million in the third quarter of 2012 reflecting growth in assets supporting higher universal life and variable fixed fund policyholders’ account balances and reserves supporting term business, partially offset by lower portfolio yields.

Policy charges and fee income, consisting primarily of mortality and expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, of $10 million in the third quarter of 2012 increased $3 million, from $7 million in the third quarter of 2011, including an $11 million increase in amortization of unearned revenue reserves due to the annual reviews of assumptions. Excluding this item, policy charges and fee income decreased $8 million reflecting the impact of the variable life in force run-off and the new coinsurance agreement between the Company and PAR U, which resulted in the ceding of policy charge income to this affiliate (see Note 8 to the Unaudited Interim Financial Statements for more information). The impact of continued universal life business growth and a decline in ceded policy charges arising from the recapture of business previously ceded to Prudential Insurance (see Note 8 to the Unaudited Interim Financial Statements for more information) were partial offsets to the decreases.

Net realized investment gains increased $2 million, from net gains of $7 million in the third quarter 2011 to $9 million in the third quarter 2012 primarily driven by $14 million of realized gains related to asset transfers from the Company to PAR U in the third quarter of 2012 as part of the coinsurance agreement (see Note 8 to the Unaudited Interim Financial Statements for more information), partially offset by declines in the market value of derivatives and a $5 million derivative loss related to the settlement of the initial premium payable to PAR U as part of a new coinsurance agreement (see Note 8 to the Unaudited Interim Financial Statements for more information).

Asset management fees and other revenue increased $2 million, from $2 million in the third quarter of 2011 to $4 million in the third quarter of 2012. This increase includes $1 million of amortization of the deferred gain arising from the third quarter 2012 coinsurance agreement between the Company and PAR U (see Note 8 to the Unaudited Interim Financial Statements for more information).

Benefits and Expenses

2012 to 2011 Three month Comparison. Total benefits and expenses increased $12 million, from $13 million in the third quarter of 2011 to $25 million in the third quarter of 2012.

Amortization of deferred policy acquisition costs increased $12 million, from a $1 million benefit in the third quarter of 2011 to an $11 million charge in the third quarter of 2012, including a $13 million increase in amortization due to the annual reviews of assumptions.

Policyholders’ benefits, including interest credited to policyholders’ account balances, increased $3 million, from $8 million in the third quarter of 2011 to $11 million in third quarter of 2012, including a $1 million increase from the impact of the annual reviews of assumptions on reserves for the guaranteed minimum death benefit feature in certain contracts. Excluding this item, policyholders’ benefits, including interest credited to policyholders’ account balances, increased $2 million including the impact of a decline in reserves ceded arising from the recapture of business previously ceded to Prudential Insurance (see Note 8 to the Consolidated Financial Statements for more information) and growth interest credited to policyholders’ account balances arising from higher universal life and variable fixed fund policyholder balances. Lower interest credited to policyholders’ account balances arising from the new coinsurance agreement between the Company and PAR U was a partial offset to the increases (see Note 8 to the Consolidated Financial Statements for more information).

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Operating results:
Revenues:
Annuity Products	$80,734	$(23,287)
Life Products and Other	127,955	112,623

	$208,689	$89,336

Benefits and expenses:
Annuity Products	$40,702	$135,769
Life Products and Other	76,831	61,717

	$117,533	$197,486

Income (loss) from Operations before Income Taxes
Annuity Products	$40,032	$(159,056)
Life Products and Other	51,124	50,906

	$91,156	$(108,150)

Annuity Products

Income from Operations before Income Taxes

2012 to 2011 Nine Month Comparison. Income from operations before income taxes increased $199 million from a loss of $159 million in the first nine months of 2011 to income of $40 million in the first nine months of 2012. The increase was primarily driven by lower amortization of DAC and DSI primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed in more detail below. Also contributing to the increase was a net favorable variance related to adjustments to the amortization of DAC and DSI, and in the reserves for the guaranteed minimum death (“GMDB”) and income benefit (“GMIB”) features of our variable annuity products. These adjustments are primarily driven by the impact on the estimated profitability of the business of quarterly adjustments to reflect current period market performance and experience, as well as the annual review and updates of assumptions, and are discussed in more detail below.

Excluding the items discussed above, income (loss) from operations before income taxes increased compared to the third quarter of 2011 primarily driven by the mark-to-market of the non-reinsured liability for living benefit embedded derivatives and related hedge positions. Losses on the non-reinsured living benefits were smaller in 3Q12 due to unfavorable market performance in 3Q11 prior to the execution of reinsurance treaties in 4Q11. Also driving the increase was higher fee income, net of distribution costs, due to higher average variable annuity account values invested in separate accounts due to positive net flows from new business sales and market appreciation. The primary driver offsetting this increase was higher general and administrative expenses, net of capitalization, primarily due to higher costs associated with business expansion.

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

As mentioned above, included in the favorable variance from higher amortization of DAC and DSI, was $94 million of lower amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions held in our reinsurance affiliate. This impact primarily relates to changes in the valuation of the reinsured living benefit liabilities related to NPR which we and the reinsurance affiliate believe to be non-economic, and choose not to hedge, as discussed above, and differences between the change in the fair value of the hedge target liability and the change in the fair value of the hedge assets in the reinsurance affiliate

To reflect the NPR of our affiliates in the valuation of the embedded derivative liabilities, we incorporate an additional spread over LIBOR into the discount rate used in the valuation. The favorable variance from DAC and DSI amortization was driven by NPR losses in the reinsurance affiliate in the third quarter of 2012, which resulted in amortization benefits, compared to NPR gains third quarter of 2011 which resulted in amortization expense. Negative NPR adjustments in the reinsurance affiliate in 2012 were primarily driven by tightening of NPR spreads.

As shown in the following table, the income from operations before income taxes for the first nine months of 2012 included $11 million of net benefits from adjustments to the amortization of DAC and DSI and the reserves for the GMDB and GMIB features of our variable annuity products, compared to $9 million of net charges included in the first nine months of 2011.

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total
	(in thousands)

Quarterly market performance adjustment	$1,034	$733	$1,767	$(5,141)	$(2,193)	$(7,334)

Annual review / assumption updates	3,997	(2,532)	1,465	(1,349)	984	(365)
Quarterly adjustment for current period experience and other updates (3)	7,946	22	7,968	(1,127)	26	(1,101)

Total	$12,977	$(1,777)	$11,200	$(7,617)	$(1,183)	$(8,800)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC and DSI.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the GMDB / GMIB, features of our variable annuity products.
(3)	Represents the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as updates for current and future expected claims costs associated with the GMDB/GMIB features of our variable annuity products.

The $2 million of net benefits and $7 million of net charges in the first nine months of 2012 and 2011, respectively, shown in the table above, were primarily driven by the impact of market performance on customer accounts relative to our assumptions. Actual returns were higher than expected in the third quarter of 2012, which drove positive cumulative impacts to both the amortization of DAC and DSI and the reserves for the GMDB and GMIB features of our variable annuity contracts. Actual returns were lower than expected in the third quarter of 2011, which drove negative cumulative impacts for these items.

The $1 million of net benefits and less than $1 million of net charges in the third quarter of 2012 and 2011, respectively, shown in the table above, relate to the annual review and update of assumptions, and reflect the impact of industry studies and our actual experience. The $1 million net benefit in the third quarter of 2012 was driven by the impacts of updates to our actuarial assumptions and other refinements, partially offset by updates to our economic assumptions, primarily reflecting reductions to our long-term interest and equity rate of return assumptions. The third quarter of 2011 included net charges of less than $1 million from these annual reviews, primarily related to a reduction of the weighted average future fixed rate of return assumption, partially offset by a reduction of the assumption of the percentage of contracts with a GMIB feature that will annuitize based on the guaranteed value.

$8 million of benefits and $1 million of net charges in the third quarter of 2012 and 2011, respectively, shown in the table above, reflect the quarterly adjustments for current period experience, also referred to as experience true-up adjustments. The favorable variance related to the amortization of DAC and DSI was primarily driven by differences in the change of the fair value of the hedge target liability and the change in the fair value of the hedge assets in the reinsurance affiliate due to differences in market conditions. For additional information regarding the net hedging impacts that are included in our best estimate of gross profits used to set amortization rates, see “ - Accounting Policies & Pronouncements - Application of Critical Accounting Estimates.”

Revenues

2012 to 2011 Nine Month Comparison. Revenues increased $104 million from a loss of $23 million in 2011 to income of $81 million in 2012.

Net realized investment gains (losses) decreased $83 million from a loss of $90 million in 2011, to a loss of $7 million in the 2012, primarily driven by a favorable variance in the mark-to market related to the embedded derivatives associated with our non-reinsured living benefit features and related hedges, as discussed above.

Policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on policyholders’ fund balances, increased $19 million from $46 million in 2011 to $65 million in 2012. The increase was primarily driven by higher average separate account asset balances due to positive net flows from new business sales.

Benefits and Expenses

2012 to 2011 Nine Month Comparison. Benefits and expenses decreased $95 million from $136 million in 2011 to $41 million in 2012.

Amortization of DAC decreased by $80 million, from an expense of $74 million in 2011 to a benefit of $6 million in 2012 primarily due to lower DAC amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of our quarterly and annual adjustments to reflect current period experience and market performance, as well as the annual review and update of assumptions, as discussed above.

Interest credited to policyholders’ account balances decreased $26 million, from $32 million in 2011 to $6 million in 2012, due to lower DSI amortization primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of our quarterly adjustments to reflect current period experience and market performance, as well as the annual review and update of assumptions, as discussed above.

Partially offsetting these decreases was an increase in general and administrative expenses, net of capitalization, by $12 million, from $25 million in 2011 to $37 million in 2012. The increase is primarily due to higher costs to support business expansion and higher asset based trail commissions due to higher average variable annuity account values, as discussed above.

Life Products and Other

Income from Operations before Income Taxes

2012 to 2011 Nine month Comparison. Income from operations before income taxes of $51 million in the first nine months of 2012 was unchanged compared to the first nine months of 2011. Income from operations before income taxes includes $2 million of net charges and $1 million of net benefits in the third quarters of 2012 and 2011, respectively, reflecting the impact of certain changes in our estimated profitability of the business resulting from our annual review and update of economic and actuarial assumptions. This annual review covers assumptions used in our estimate of total gross profits which forms the basis for amortizing DAC and unearned revenue reserves (“URR”), as well as establishing the reserve for the GMDB feature in certain contracts. The $2 million net charge in the third quarter of 2012 primarily reflects reductions to our long-term interest rate and equity return assumptions, which resulted in adjustments increasing both the amortization of DAC and URR and increasing the reserves for the GMDB features in certain contracts. The $1 million net benefit in the third quarter of 2011 primarily reflects more favorable lapse and mortality experience which resulted in adjustments decreasing the amortization of DAC and URR and increasing the reserves for the GMDB features in certain contracts.

Revenues

2012 to 2011 Nine month Comparison. Revenues increased $15 million, from $113 million in the first nine months of 2011 to $128 million in the first nine months of 2012.

Net investment income increased $8 million, from $48 million in the first nine months of 2011 to $56 million in the first nine months of 2012 reflecting growth in assets supporting higher universal life and variable fixed fund policyholders’ account balances and reserves supporting term business, partially offset by lower portfolio yields.

Net realized investment gains increased $3 million, from net gains of $9 million in the first nine months of 2011 to $12 million in the first nine months of 2012 primarily driven by $14 million of realized gains related to asset transfers from the Company to PAR U in the third quarter of 2012 as part of the coinsurance agreement (see Note 8 to the Unaudited Interim Financial Statements for more information), partially offset by declines in the market value of derivatives and a $5 million derivative loss related to the settlement of the initial premium payable to PAR U as part of a new coinsurance agreement (see Note 8 to the Unaudited Interim Financial Statements for more information).

Policy charges and fee income, consisting primarily of mortality and expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, of $42 million in the first nine months of 2012 increased $4 million, from $38 million in the first nine months of 2011, including an $11 million increase in amortization of unearned revenue reserves due to the annual reviews of assumptions. Excluding this item, policy charges and fee income decreased $7 million reflecting the ongoing impact of the variable life in force run-off and the new coinsurance agreement between the Company and PAR U, which resulted in the ceding of policy charge income to this affiliate (see Note 8 to the Unaudited Interim Financial Statements for more information). The impact of continued universal life business growth and a decrease in ceded policy charges arising from the recapture of business previously ceded to Prudential Insurance (see Note 8 to the Unaudited Interim Financial Statements for more information) were partial offsets to the decreases.

Benefits and Expenses

2012 to 2011 Nine month Comparison. Total benefits and expenses increased $15 million, from $62 million in the first nine months of 2011 to $77 million in the first nine months of 2012.

Policyholders’ benefits, including interest credited to policyholders’ account balances, increased $8 million, from $39 million in the first nine months of 2011 to $47 million in first nine months of 2012, including a $1 million increase from the impact of the annual reviews of assumptions on reserves for the guaranteed minimum death benefit feature in certain contracts. Excluding this item, policyholders’ benefits, including interest credited to policyholders’ account balances, increased $7 million including the impact from a decline in reserves ceded arising from the recapture of business previously ceded to Prudential Insurance (see Note 8 to the Unaudited Interim Financial Statements for more information), growth in reserves supporting our term business, and higher interest credited to policyholders’ account balances arising from higher universal life and variable fixed fund policyholders’ account balances. Lower interest credited to policyholders’ account balances arising from the new coinsurance agreement between the Company and PAR U was a partial offset to the increases (see Note 8 to the Unaudited Interim Financial Statements for more information).

Amortization of deferred policy acquisition costs increased $8 million, from $11 million in the first nine months of 2011 to $19 million in the first nine months of 2012, including a $13 million increase in amortization due to the annual reviews of assumptions. Excluding this item, amortization of deferred policy acquisition costs decreased $5 million including a decrease in amortization of acquisition costs associated with our universal life business reflecting the impact of the new coinsurance agreement between the Company and PAR U (see Note 8 to the Consolidated Financial Statements for more information), a decrease in amortization of acquisition costs associated with our variable business, and a $1 million decrease arising from a charge in the second quarter of 2011 related to the understatement of deferred reinsurance expense allowances related to affiliated reinsurance of our term business in prior periods.

Income Taxes

The income tax provision amounted to an expense of $25 million for the nine months ended September 30, 2012 compared to a benefit of $46 million for the nine months ended September 30, 2011 primarily driven by pre-tax income in the current period compared to a pre-tax loss in the prior period.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2004 through 2006 tax years will expire in June 2013, unless extended. The statute of limitations for the 2007 through 2008 tax years will expire in December 2013, unless extended. Tax years 2009 through 2011 are still open for IRS examination. It is reasonably possible that the total amount of unrecognized tax benefits will decrease anywhere from $0 to $112 thousand within the next 12 months due to the completion of the IRS examination for tax years 2007 through 2010.

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 13, 2012, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” One proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s results in 2011 or the first nine months of 2012.

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

Our capital management framework is primarily based on statutory risk based capital measures. In addition, we continue to use an economic capital framework for making certain capital decisions.

Capital Protection Framework

We employ a “Capital Protection Framework” to ensure the availability of capital resources to maintain adequate capitalization and competitive risk based capital ratios, including under reasonably foreseeable stress scenarios. The Capital Protection Framework incorporates the potential impact from market related stresses, including equity markets, interest rates, and credit losses. Potential sources of capital include on-balance sheet capital and proceeds from derivatives, reinsurance and contingent sources of capital. Although we continue to enhance our approach, we believe we currently have sufficient resources to maintain adequate capitalization and competitive risk based capital ratios under reasonably foreseeable stress scenarios.

Regulation Under the Dodd-Frank Act

On October 19, 2012, Prudential Financial received notice that it is under consideration by the Financial Stability Oversight Council (the “Council”) for a proposed determination that it should be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System pursuant to the Dodd-Frank Act (a “Covered Company”). The notice of consideration indicates that Prudential Financial is being reviewed in stage 3 of the three-stage process described in the Council’s interpretative guidance for Covered Company determinations and does not constitute a notice of a proposed determination. The Prudential standards under the Dodd-Frank Act include requirements regarding risk-based capital and leverage, liquidity, stress-testing and other matters. See Item 1. Business- “Regulatory Environment” and “Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for information regarding the potential effects of the Dodd-Frank Act on the Company and its affiliates.

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

We believe that the cash flows from our operations are adequate to satisfy our current liquidity requirements, including under reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors such as future securities market conditions, changes in interest rate levels, customer behavior, policyholder perceptions of our financial strength, and the relative safety of competing products each of which could lead to reduced cash inflows or increased cash outflows. In addition, market volatility can impact the level of capital required to support our businesses, particularly in our annuity products. Our cash flows from investment activities result from repayments of principal, proceeds from maturities and sales of invested assets and investment income, net of amounts reinvested. The primary liquidity risks with respect to these cash flows are the risk of default by debtors or bond insurers, our counterparties’ willingness to extend repurchase and/or securities lending arrangements, commitments to invest and market volatility. We closely manage these risks through our credit risk management process and regular monitoring of our liquidity position. Further, the level of new business sales can also impact liquidity, and additional financing may be required due to the increase in annuity sales as previously discussed.

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

Gross account withdrawals amounted to approximately $93 million and $50 million for the nine months ended September 30, 2012 and 2011, respectively. Because these withdrawals were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, fixed maturities that are not designated as held-to-maturity and public equity securities. As of September 30, 2012 and December 31, 2011 the Company had liquid assets of $1.133 billion and $1.251 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $35.3 million and $27.8 million as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, $1.0 billion, or 93%, of the fixed maturity investments company general account portfolios were rated investment grade. The remaining $77 million, or 7%, of these fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under reasonably foreseeable stress scenarios.

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

Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of the Company. Prudential Financial manages its domestic insurance subsidiaries RBC ratios to a level that is consistent with the ratings targets for those subsidiaries. RBC is determined by statutory guidelines and formulas that consider among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. The RBC ratio is an annual calculation; however as of September 30, 2012, the estimated RBC ratio for the Company exceeded the minimum level required by applicable insurance regulations. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities.

The level of statutory capital of the Company can be materially impacted by interest rate and equity market fluctuations, changes in the values of derivatives, the level of impairments recorded, credit quality migration of investment portfolio, and business growth, among other items. Further, the recapture of business subject to reinsurance arrangements due to defaults by, or credit quality migration affecting, the reinsurers could result in higher required statutory capital levels. The level of statutory capital of the Company is also affected by statutory accounting rules which are subject to change by insurance regulators.

As part of its Capital Protection Framework, Prudential Financial has developed a broad view of the impact of market distress on the statutory capital of Prudential Financial and its subsidiaries, as a whole. The framework includes program designed to mitigate the impact of a severe equity market stress event on the statutory capital of Prudential Financial and its subsidiaries, as a whole. The program focuses on tail risk to protect statutory capital in a cost-effective manner under stress scenarios. To support this tail risk, in addition to holding on-balance sheet and other contingent sources of capital, our parent company purchases equity index-linked derivatives that are designed to mitigate the impact of a severe equity market stress event on statutory capital. Prudential Financial assesses the composition of the hedging program on an ongoing basis and may change it from time to time based on an evaluation of its risk position or other factors.

Reinsurance credit reserve requirements can move materially in either direction due to changes in equity markets and interest rates, actuarial assumptions and other factors. Higher statutory reinsurance credit reserve requirements would require us to deposit additional assets in the statutory reserve credit trusts held by Pruco Re, while lower statutory reinsurance credit reserve requirements would allow assets to be removed from the statutory reserve credit trusts. We expect Pruco Re would satisfy those additional needs through a combination of funding the reinsurance credit trusts with available cash, certain hedge assets or collateral associated with the hedge positions, and loans from Prudential Financial and/or affiliates. Pruco Re also continues to evaluate other options to address reserve credit needs such as obtaining letters of credit. Lower interest rates offset by the impact of higher equity markets for the first nine months of 2012 led the captive reinsurance trust requirement to increase by $25 million.

Affiliated Captive Reinsurance Companies

Our life insurance business is subject to a regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX.” This regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that this level of reserves is non-economic. Prudential Financial uses captive reinsurance companies that are affiliates of the Company to implement reinsurance and capital management actions, including financing these non-economic reserves through internal and external solutions.

In addition, we manage certain risks associated with our variable annuity products primarily through affiliated reinsurance arrangements. We reinsure variable annuity living benefit guarantees to a captive reinsurance company, Pruco Re. Effective as of July 1, 2011, Pruco Re re-domiciled from Bermuda to Arizona. However, for business ceded to Pruco Re by Pruco Life Insurance Company of New Jersey, Pruco Re must collateralize its obligations under the reinsurance arrangement in order for PLNJ to claim a reinsurance reserve credit for their business ceded. This requirement is satisfied by Pruco Re by depositing assets into statutory reserve credit trusts.

Contributed Capital

The Company received a capital contribution from Pruco Life in the amount of $21 million in June 2011 to fund acquisition costs for sales of variable annuities.

The Company received a capital contribution from Pruco Life in the amount of $17 million in December 2011 to fund acquisition costs for sales of variable annuities.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2012. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For additional information regarding our litigation and regulatory matters accrual methodology and our estimated range of reasonably possible losses in excess of accruals established, as well as additional discussion on our litigation and regulatory matters referred to below, see Note 6 to the Unaudited Interim Consolidated Financial Statements included herein.

Following is a discussion of recent material developments concerning our legal and regulatory proceedings:

In September 2012, the Complaint filed in Total Asset Recovery v. MetLife, Inc., et al., Prudential Financial, Inc., The Prudential Insurance Company of America and Prudential Holdings, LLC, filed in the Circuit Court of Cook County, Illinois, was withdrawn without prejudice.

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

The risk factor contained in our 2011 Form 10-K titled “The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act will subject us to substantial additional federal regulation and we cannot predict the effect on our business, results of operations, cash flows or financial condition” is hereby updated to note that on October 19, 2012, Prudential Financial received notice that it is under consideration by the Financial Stability Oversight Council for designation as a non-bank financial company to be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System pursuant to the Dodd-Frank Act.

Item 6. Exhibits

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS	- XBRL Instance Document.

101.SCH	- XBRL Taxonomy Extension Schema Document.

101.CAL	- XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	- XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	- XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	- XBRL Taxonomy Extension Definition Linkbase Document.

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

Date: November 13, 2012