Form 10-Q
period 2013-06-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2013-08-13
CIK 1038509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 13, 2013, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and

is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement, with regard to variable annuity or other product guarantees; (5) any inability to access our credit facilities; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, longevity, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs; (9) changes in our financial strength or credit ratings; (10) statutory reserve requirements associated with term and universal life insurance policies under Regulation XXX and Guideline AXXX; (11) investment losses, defaults and counterparty non-performance; (12) competition in our product lines and for personnel; (13) difficulties in marketing and distributing products through current or future distribution channels; (14) changes in tax law; (15) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (16) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (17) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (18) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (19) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (20) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; and (21) changes in statutory or accounting principles generally accepted in the United States of America (“U.S. GAAP”), practices or policies. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” herein and in the Annual Report on Form 10-K for the year ended December 31, 2012 for discussion of certain risks relating to our business.

Part I—Financial Information

Item 1. Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Financial Position

As of June 30, 2013 and December 31, 2012 (in thousands, except share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Fixed maturities, available for sale, at fair value (amortized cost: 2013–$914,575; 2012–$976,665)	$961,453	$1,066,071
Equity securities, available for sale, at fair value (cost: 2013–$6,371; 2012–$1,303)	6,042	1,381
Trading account assets, at fair value	1,440	1,390
Policy loans	173,831	173,622
Short-term investments	1,107	2,226
Commercial mortgage and other loans	269,928	221,728
Other long-term investments	36,699	41,312

Total investments	1,450,500	1,507,730
Cash and cash equivalents	15,981	50,596
Deferred policy acquisition costs	385,295	327,832
Accrued investment income	15,340	15,782
Reinsurance recoverables	896,328	870,122
Receivables from parents and affiliates	35,008	29,221
Deferred sales inducements	77,991	70,728
Income taxes	-	33,557
Other assets	10,240	9,131
Separate account assets	9,033,861	8,373,780

TOTAL ASSETS	$11,920,544	$11,288,479

LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$1,322,178	$1,221,932
Future policy benefits and other policyholder liabilities	725,899	825,869
Cash collateral for loaned securities	5,695	2,134
Income taxes	22,718	-
Short-term debt to affiliates	27,000	24,000
Long-term debt to affiliates	85,000	85,000
Payables to parent and affiliates	3,669	2,383
Other liabilities	118,709	83,541
Separate account liabilities	9,033,861	8,373,780

TOTAL LIABILITIES	11,344,729	10,618,639

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)

EQUITY
Common stock, ($5 par value; 400,000 shares, authorized, issued and outstanding)	2,000	2,000
Additional paid-in capital	211,049	211,049
Retained earnings	339,671	409,342
Accumulated other comprehensive income	23,095	47,449

TOTAL EQUITY	575,815	669,840

TOTAL LIABILITIES AND EQUITY	$11,920,544	$11,288,479

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Unaudited Interim Statements of Operations and Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2013 and 2012 (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUES
Premiums	$3,985	$4,009	$6,494	$6,751
Policy charges and fee income	43,068	37,357	80,261	71,965
Net investment income	16,966	19,626	33,998	39,521
Asset administration fees	8,054	6,919	16,389	13,496
Other income	701	685	1,626	1,592
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	-	(499)	-	(616)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	-	-	-	106
Other realized investment gains (losses), net	12,937	(8,049)	27,914	6,248

Total realized investment gains (losses), net	12,937	(8,548)	27,914	5,738

TOTAL REVENUES	85,711	60,048	166,682	139,063

BENEFITS AND EXPENSES
Policyholders’ benefits	7,718	11,874	16,326	22,248
Interest credited to policyholders’ account balances	5,021	23,884	10,159	23,683
Amortization of deferred policy acquisition costs	(7,242)	50,161	(16,013)	24,933
General, administrative and other expenses	19,863	16,167	36,321	31,527

TOTAL BENEFITS AND EXPENSES	25,360	102,086	46,793	102,391

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	60,351	(42,038)	119,889	36,672

Income tax expense (benefit)	18,354	(14,589)	34,560	10,731

NET INCOME (LOSS)	$41,997	$(27,449)	$85,329	$25,941

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	11	(75)	(24)	(38)
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	(29,526)	10,591	(34,188)	5,619
Reclassification adjustment for (gains) losses included in net income	(1,304)	690	(3,257)	836

Net unrealized investment gains (losses)	(30,830)	11,281	(37,445)	6,455

Other comprehensive income (loss), before tax	(30,819)	11,206	(37,469)	6,417
Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	3	(26)	(9)	(13)
Net unrealized investment gains (losses)	(10,791)	3,948	(13,106)	2,259

Total	(10,788)	3,922	(13,115)	2,246
Other comprehensive income (loss), net of tax:	(20,031)	7,284	(24,354)	4,171

COMPREHENSIVE INCOME (LOSS)	$21,966	$(20,165)	$60,975	$30,112

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Unaudited Interim Statements of Equity

Six Months Ended June 30, 2013 and 2012 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance, December 31, 2012	$2,000	$211,049	$409,342	$47,449	$669,840
Dividend to Parent			(155,000)		(155,000)
Comprehensive income (loss):
Net income (loss)	-	-	85,329	-	85,329
Other comprehensive income (loss), net of tax	-	-	-	(24,354)	(24,354)

Total comprehensive income (loss)	-	-	-	-	60,975

Balance, June 30, 2013	$2,000	$211,049	$339,671	$23,095	$575,815

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance, December 31, 2011	$2,000	$207,928	$305,281	$47,124	$562,333
Comprehensive income (loss):
Net income (loss)	-	-	25,941	-	25,941
Other comprehensive income (loss), net of tax	-	-	-	4,171	4,171

Total comprehensive income (loss)	-	-	-	-	30,112

Balance, June 30, 2012	$2,000	$207,928	$331,222	$51,295	$592,445

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Unaudited Interim Statements of Cash Flows

Six Months Ended June 30, 2013 and 2012 (in thousands)

	2013	2012
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$85,329	$25,941
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	4,722	(14,534)
Interest credited to policyholders’ account balances	10,159	23,683
Realized investment (gains) losses, net	(27,914)	(5,738)
Amortization and other non-cash items	(4,027)	(628)
Change in:
Future policy benefits and other insurance liabilities	72,038	60,739
Reinsurance recoverables	(60,158)	(38,537)
Accrued investment income	441	395
Receivables from parent and affiliates	(5,495)	2,267
Payables to parent and affiliates	1,287	(1,296)
Deferred policy acquisition costs	(46,085)	(23,066)
Income taxes payable	69,388	16,369
Deferred sales inducements	(1,106)	(12,157)
Other, net	(807)	(1,580)

Cash flows from (used in) operating activities	$97,772	$31,858

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	$126,697	$83,089
Short-term investments	12,908	5,688
Policy loans	10,010	9,944
Ceded policy loans	(415)	-
Commercial mortgage and other loans	11,381	4,967
Other long-term investments	827	1,471
Equity securities, available for sale	288	-
Payments for the purchase/origination of:
Fixed maturities, available for sale	(62,925)	(84,425)
Short-term investments	(11,787)	(7,223)
Policy loans	(7,788)	(7,229)
Ceded policy loans	1,077	-
Commercial mortgage and other loans	(60,149)	(19,167)
Other long-term investments	(2,532)	(4,502)
Equity securities, available for sale	(5,253)	(2,507)
Notes receivable from parent and affiliates, net	105	1,140
Other, net	174	70

Cash flows from (used in) investing activities	$12,618	$(18,684)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Policyholders’ account deposits	$135,240	$92,755
Ceded policyholders’ account deposits	(73,417)	-
Policyholders’ account withdrawals	(60,815)	(60,443)
Ceded policyholders’ account withdrawals	1,481	-
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	3,561	(16,633)
Dividend to parent	(155,000)	-
Net change in financing arrangements (maturities 90 days or less)	3,000	(15,000)
Drafts outstanding	945	(686)

Cash flows from (used in) financing activities	$(145,005)	$(7)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(34,615)	13,167
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	50,596	26,723

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,981	$39,890

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

Income Taxes

The Company determines its interim tax provision using the annual effective tax rate methodology in accordance with the authoritative guidance. The increase in the income tax expense for the six months ended June 30, 2013 and change in effective tax rate was primarily driven by an increase in pre-tax income for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Adoption of New Accounting Pronouncements

In December 2011 and January 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance regarding the disclosure of recognized derivative instruments (including bifurcated embedded derivatives), repurchase agreements and securities borrowing/lending transactions that are offset in the statement of financial position or are subject to an enforceable master netting arrangement or similar agreement (irrespective of whether they are offset in the statement of financial position). This new guidance requires an entity to disclose information on both a gross and net basis about instruments and transactions within the scope of this guidance. This new guidance is effective for interim or annual reporting periods beginning on or after January 1, 2013, and should be applied retrospectively for all comparative periods presented. The disclosures required by this guidance are included in Note 5.

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

3.     INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$25,490	$3,950	$-	$29,440	$-
Obligations of U.S. states and their political subdivisions	2,784	-	97	2,687	-
Foreign government bonds	11,491	1,092	-	12,583	-
Public utilities	90,071	4,831	897	94,005	-
All other corporate securities	622,316	34,246	5,685	650,877	(45)
Asset-backed securities (1)	61,812	1,518	110	63,220	(102)
Commercial mortgage-backed securities	67,343	4,803	18	72,128	-
Residential mortgage-backed securities (2)	33,268	3,301	56	36,513	(308)

Total fixed maturities, available-for-sale	$914,575	$53,741	$6,863	$961,453	$(455)

Equity securities, available-for-sale
Common Stocks:
Industrial, miscellaneous & other	$-	$-	$-	$-
Mutual Funds	5,318	-	349	4,969
Non-redeemable preferred stocks	1,053	20	-	1,073

Total equity securities, available-for-sale	$6,371	$20	$349	$6,042

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI” which were not included in earnings. Amount excludes $1 million of net unrealized gains on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$25,681	$5,627	$-	$31,308	$-
Obligations of U.S. states and their political subdivisions	2,787	162	-	2,949	-
Foreign government bonds	11,523	1,627	-	13,150	-
Public utilities	96,733	9,761	-	106,494	-
All other corporate securities	646,447	58,447	362	704,532	(45)
Asset-backed securities (1)	61,578	1,944	95	63,427	(2,278)
Commercial mortgage-backed securities	70,799	7,433	9	78,223	-
Residential mortgage-backed securities (2)	61,117	4,871	-	65,988	(331)

Total fixed maturities, available-for-sale	$976,665	$89,872	$466	$1,066,071	$(2,654)

Equity securities, available-for-sale
Common Stocks:
Industrial, miscellaneous & other (4)	$183	$67	$-	$250
Mutual Funds (4)	67	2	5	64
Non-redeemable preferred stocks	1,053	14	-	1,067

Total equity securities available-for-sale	$1,303	$83	$5	$1,381

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $3 million of net unrealized gains or losses on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.
(4)	Prior period has been reclassified to conform to the current period presentation.

The amortized cost and fair value of fixed maturities by contractual maturities at June 30, 2013, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$82,241	$84,416
Due after one year through five years	262,129	281,019
Due after five years through ten years	211,019	225,782
Due after ten years	196,763	198,375
Asset-backed securities	61,812	63,220
Commercial mortgage-backed securities	67,343	72,128
Residential mortgage-backed securities	33,268	36,513

Total	$914,575	$961,453

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

The following table depicts the sources of fixed maturity proceeds, equity security proceeds, and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$52,790	$952	$59,165	$5,985
Proceeds from maturities/repayments	41,417	35,436	68,935	77,582
Gross investment gains from sales, prepayments, and maturities	1,493	1,350	3,464	1,818
Gross investment losses from sales and maturities	(189)	-	(311)	-
Equity securities, available-for-sale
Proceeds from sales	$-	$-	$288	$-
Proceeds from maturities/repayments	-	-	-	-
Gross investment gains from sales	-	-	104	-
Gross investment losses from sales	-	-	-	-
Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$-	$(499)	$-	$(510)
Writedowns for other-than-temporary impairment losses on equity securities	-	(90)	-	(121)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

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

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(in thousands)
Balance, beginning of period	$720	$2,411
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(13)	(1,645)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	-	-
Credit loss impairment recognized in the current period on securities not previously impaired	-	-
Additional credit loss impairments recognized in the current period on securities previously impaired	-	-
Increases due to the passage of time on previously recorded credit losses	11	21
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	-	(69)

Balance, end of period	$718	$718

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(in thousands)
Balance, beginning of period	$2,643	$3,438
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(71)	(876)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	-	-
Credit loss impairment recognized in the current period on securities not previously impaired	-	-
Additional credit loss impairments recognized in the current period on securities previously impaired	-	-
Increases due to the passage of time on previously recorded credit losses	20	45
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(93)	(108)

Balance, end of period	$2,499	$2,499

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

Trading Account Assets

The following table sets forth the composition of trading account assets, at fair value as of the dates indicated:

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Trading account assets	(in thousands)
Equity securities (1)	$1,695	$1,440	$1,695	$1,390

(1)	Included in equity securities are perpetual preferred stock securities that have characteristics of both debt and equity securities.

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income” was less than $0.1 million of gains during the three months ended June 30, 2013 and 2012, and $0.1 million of gains and less than $0.1 million of losses during the six months ended June 30, 2013 and 2012, respectively.

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	June 30, 2013		December 31, 2012
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and other loans by property type:
Industrial	$36,771	13.8%	$36,691	16.5%
Retail	67,566	25.4	64,591	29.0
Apartments/Multi-Family	69,312	26.0	60,663	27.2
Office	27,093	10.2	18,534	8.3
Hospitality	21,497	8.1	9,742	4.4
Other	25,150	9.4	12,211	5.5

Total commercial mortgage loans	247,389	92.9	202,432	90.9
Agricultural property loans	18,909	7.1	20,458	9.1

Total commercial and agricultural mortgage loans by property type	266,298	100.0%	222,890	100.0%

Valuation allowance	(1,730)		(1,162)

Total net commercial and agricultural mortgage loans by property type	264,568		221,728

Other Loans
Uncollateralized loans	5,360		-

Total other loans	5,360		-

Total commercial mortgage and other loans	$269,928		$221,728

The commercial and agricultural mortgage loans are geographically dispersed throughout the United States with the largest concentrations in Illinois (15%), Texas (13%), and New York (12%) at June 30, 2013.

Activity in the allowance for losses for all commercial mortgage and other loans as of the dates indicated, is as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Allowance for losses, beginning of year	$1,162	$1,410
Addition to / (release of) allowance of losses	568	(248)

Allowance for losses, end of year (1)	$1,730	$1,162

(1)	Agricultural loans represent $0.03 million of the ending allowance at both June 30, 2013 and December 31, 2012, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial and agricultural mortgage loans as of the dates indicated:

	June 30, 2013	December 31, 2012

	Total Loans
	(in thousands)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment (1)	$-	$-
Ending balance: collectively evaluated for impairment (2)	1,730	1,162

Total ending balance	$1,730	$1,162

Recorded Investment: (3)
Ending balance gross of reserves: individually evaluated for impairment (1)	$-	$-
Ending balance gross of reserves: collectively evaluated for impairment (2)	271,658	222,890

Total ending balance, gross of reserves	$271,658	$222,890

(1)	There were no agricultural or uncollateralized loans individually evaluated for impairments at June 30, 2013 and December 31, 2012.
(2)	Agricultural loans collectively evaluated for impairment had a recorded investment of $19 million and $20 million with no related allowances at June 30, 2013 and December 31, 2012, respectively. Uncollateralized loans collectively evaluated for impairment had a recorded investment of $5 million and $0 million with no related allowances at June 30, 2013 and December 31, 2012, respectively.
(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. As of both June 30, 2013 and December 31, 2012, there were no impaired commercial mortgage or uncollateralized loans identified in management’s specific review.

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. As of both June 30, 2013 and December 31, 2012, the Company held no such loans. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

As described in Note 2, loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage and other loans. As of June 30, 2013 and December 31, 2012, 100% of the $266 million recorded investment and 98% of the $218 million recorded investment, respectively, had a loan-to-value ratio of less than 80%. As of June 30, 2013 and December 31, 2012, 96% and 98% of the recorded investment, respectively, had a debt service coverage ratio of 1.0X or greater. As of June 30, 2013, approximately $11 million or 4% of the recorded investment had a loan-to-value ratio greater than 100% or debt service coverage ratio less than 1.0X, reflecting loans where the mortgage amount exceeds the collateral value or where current debt payments are greater than income from property operations; none of which related to agricultural or uncollateralized loans. As of December 31, 2012, approximately $4 million or 2% of the recorded investment had a loan-to-value ratio greater than 100% or debt service coverage ratio less than 1.0X; none of which related to agricultural or uncollateralized loans.

As of June 30, 2013 and December 31, 2012, all commercial mortgage and other loans were in current status. The Company defines current in its aging of past due commercial mortgage and agricultural loans as less than 30 days past due.

There were no commercial mortgage and other loans in nonaccrual status as of June 30, 2013 and December 31, 2012. Nonaccrual loans are those on which the accrual of interest has been suspended after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability and loans for which a loan specific reserve has been established. See Note 2 for further discussion regarding nonaccrual status loans.

For the three months ended June 30, 2013 and December 31, 2012, there were no commercial mortgage and other loans sold or acquired.

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

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of June 30, 2013 and December 31, 2012, there were no additional funds the Company has committed to provide to borrowers involved in a troubled debt restructuring. During the three and six months ended June 30, 2013, there were no new troubled debt restructurings related to commercial mortgage loans, and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the 12 months preceding each respective period.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

Net Investment Income

Net investment income for the three and six months ended June 30, 2013 and 2012, were from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Fixed maturities, available-for-sale	$11,626	$14,513	$23,662	$29,257
Equity securities, available-for-sale	-	7	-	8
Trading account assets	3	4	7	7
Commercial mortgage and other loans	3,236	3,458	6,365	6,722
Policy loans	2,432	2,371	4,797	4,696
Short-term investments and cash equivalents	27	15	47	28
Other long-term investments	490	146	827	589

Gross investment income	17,814	20,514	35,705	41,307
Less: investment expenses	(848)	(888)	(1,707)	(1,786)

Net investment income	$16,966	$19,626	$33,998	$39,521

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and six months ended June 30, 2013 and 2012, were from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Fixed maturities	$1,304	$849	$3,154	$1,307
Equity securities	-	(89)	104	(121)
Commercial mortgage and other loans	(190)	110	(569)	80
Short-term investments and cash equivalents	1	-	1	-
Joint ventures and limited partnerships	(1)	-	(9)	-
Derivatives	11,823	(9,418)	25,233	4,472

Realized investment gains (losses), net	$12,937	$ (8,548)	$27,914	$5,738

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the six months ended June 30, 2013 and 2012 are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2012	$44	$47,406	$47,449
Change in other comprehensive income before reclassifications	(24)	(34,188)	(34,212)
Amounts reclassified from AOCI	-	(3,257)	(3,257)
Income tax benefit (expense)	9	13,106	13,115

Balance, June 30, 2013	$29	$23,067	$23,095

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2011	$22	$47,101	$47,124
Change in component during period (2)	(25)	4,196	4,171

Balance, June 30, 2012	$(2)	$51,297	$51,295

(1)	Includes cash flow hedges of ($1) million and ($1) million as of June 30, 2013 and December 31, 2012, respectively, and ($1) million and ($1) million as of June 30, 2012 and December 31, 2011, respectively.
(2)	All amounts are shown net of taxes.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate (3)	$19	$34

Net unrealized investment gains (losses) on available-for-sale securities (4)	1,285	3,223

Total net unrealized investment gains (losses)	1,304	3,257

Total reclassifications for the period	$1,304	$3,257

(1)	All amounts are shown before tax.
(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)	See Note 5 for additional information on cash flow hedges.
(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, future policy benefits and policyholders’ dividends.

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2012	$230	$95	$164	$(172)	$317
Net investment gains (losses) on investments arising during the period	71	-	-	(25)	46
Reclassification adjustment for (gains) losses included in net income	(162)	-	-	57	(105)
Reclassification adjustment for OTTI losses excluded from net income (1)	-	-	-	-	-
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	-	(679)	-	238	(441)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	-	-	(49)	17	(32)

Balance, June 30, 2013	$139	$(584)	$115	$115	$(215)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments (1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2012	$89,750	$(26,309)	$9,001	$(25,354)	$47,088
Net investment gains (losses) on investments arising during the period	(39,902)	-	-	13,966	(25,936)
Reclassification adjustment for (gains) losses included in net income	(3,095)	-	-	1,083	(2,012)
Reclassification adjustment for OTTI losses excluded from net income (2)	-		-	-	-
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	-	12,447	-	(4,356)	8,091
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	-	-	(6,077)	2,127	(3,950)

Balance, June 30, 2013	$46,753	$(13,862)	$2,924	$(12,534)	$23,281

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	June 30, 2013	December 31, 2012
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$139	$230
Fixed maturity securities, available-for-sale—all other	46,739	89,176
Equity securities, available-for-sale	(329)	78
Derivatives designated as cash flow hedges (1)	(1,016)	(1,327)
Other investments	1,359	1,823

Net unrealized gains (losses) on investments	$46,892	$89,980

(1)	See Note 5 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2013
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$-	$-	$-	$-	$-
Obligations of U.S. states and their political subdivisions	2,687	97	-	-	2,687	97
Foreign government bonds	-	-	-	-	-	-
Corporate securities	149,266	6,503	541	79	149,807	6,582
Commercial mortgage-backed securities	398	12	277	6	675	18
Asset-backed securities	4,125	49	596	61	4,721	110
Residential mortgage-backed securities	1,042	56	-	-	1,042	56

Total	$157,518	$6,717	$1,414	$146	$158,932	$6,863

Equity securities, available-for-sale	$4,922	$343	$24	$6	$4,946	$349

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2012
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$-	$-	$-	$-	$-
Obligations of U.S. states and their political subdivisions	-	-	-	-	-	-
Foreign government bonds	-	-	-	-	-	-
Corporate securities	20,938	241	1,014	121	21,952	362
Asset-backed securities	2,500	8	569	87	3,069	95
Commercial mortgage-backed securities	-	-	484	9	484	9
Residential mortgage-backed securities	-	-	-	-	-	-

Total	$23,438	$249	$2,067	$217	$25,505	$466

Equity securities, available-for-sale	$25	$5	$-	$-	$25	$5

The gross unrealized losses, related to fixed maturities at June 30, 2013 and December 31, 2012, are composed of $6.6 million and $0.2 million, respectively, related to high or highest quality securities based on National Association of Insurance Commissioners, or “NAIC”, or equivalent rating and $0.3 million and $0.3 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At both June 30, 2013 and December 31, 2012, none of the gross unrealized losses represented declines in value of greater than 20%. At June 30, 2013 and December 31, 2012, the $0.1 million and $0.2 million, respectively, of gross unrealized losses of twelve months or more were concentrated in asset-backed securities and corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at June 30, 2013 or December 31, 2012. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At June 30, 2013, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

At June 30, 2013, none of the gross unrealized losses related to equity securities, represented declines in value of greater than 20%, all of which have been in that position for less than nine months. At December 31, 2012, none of the gross unrealized losses represented declines of greater than 20%, all of which have been in that position for less than nine months. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at June 30, 2013 or December 31, 2012.

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

	As of June 30, 2013
	Level 1	Level 2	Level 3	Netting (1)		Total

	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$29,440	$-	$		$29,440
Obligations of U.S. states and their political subdivisions	-	2,687	-			2,687
Foreign government bonds	-	12,583	-			12,583
Corporate securities	-	740,232	4,650			744,882
Asset-backed securities	-	36,648	26,572			63,220
Commercial mortgage-backed securities	-	72,128	-			72,128
Residential mortgage-backed securities	-	36,513	-			36,513

Sub-total	-	930,231	31,222			961,453
Trading account assets:
Equity securities	-	-	1,440			1,440

Sub-total	-	-	1,440			1,440
Equity securities, available for sale:	-	4,969	1,073			6,042
Short-term investments	959	148	-			1,107
Cash equivalents	-	12,288	-			12,288
Other long-term investments	-	11,153	-		(5,029)	6,124
Receivables from parent and affiliates	-	7,230	2,149			9,379

Sub-total excluding separate account assets	959	966,019	35,884		(5,029)	997,833
Separate account assets (2)	33,246	8,994,186	6,429			9,033,861

Total assets	$34,205	$9,960,205	$42,313		$(5,029)	$10,031,694

Future policy benefits	-	-	(35,400)		-	(35,400)
Other liabilities (3)	-	5,029	37,310		(5,029)	37,310

Total liabilities	$-	$5,029	$1,910		$(5,029)	$1,910

	As of December 31, 2012
	Level 1	Level 2	Level 3	Netting (1)		Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$31,308	$-	$		$31,308
Obligations of U.S. states and their political subdivisions	-	2,949	-			2,949
Foreign government bonds	-	13,150	-			13,150
Corporate securities	-	804,953	6,073			811,026
Asset-backed securities	-	45,126	18,301			63,427
Commercial mortgage-backed securities	-	78,223	-			78,223
Residential mortgage-backed securities	-	65,988	-			65,988

Sub-total	-	1,041,697	24,374			1,066,071
Trading account assets:
Equity securities	-	-	1,390			1,390

Sub-total	-	-	1,390			1,390
Equity securities, available for sale:	250	64	1,067			1,381
Short-term investments	2,226	-	-			2,226
Cash equivalents	-	49,774	-			49,774
Other long-term investments	-	24,328	-		(12,090)	12,238
Reinsurance recoverables	-	-	85,166			85,166
Receivables from parents and affiliates	-	7,940	998			8,938

Sub-total excluding separate account assets	2,476	1,123,803	112,995		(12,090)	1,227,184
Separate account assets (2)	21,876	8,345,703	6,201			8,373,780

Total assets	$24,352	$9,469,506	$119,196		$(12,090)	$9,600,964

Future policy benefits	-	-	116,673		-	116,673
Other liabilities	-	12,090	-		(12,090)	-

Total liabilities	$-	$12,090	$116,673		$(12,090)	$116,673

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

(3) Reinsurance of variable annuity living benefit features classified as “Reinsurance Recoverables” at December 31, 2012 and March 31, 2013 were reclassified to “Other Liabilities” at June 30, 2013 as they were in a net liability position.

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information with an internally-developed valuation. As of June 30, 2013 and December 31, 2012, over-rides on a net basis were not material. Pricing service over-rides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

The company’s cleared interest rate swaps and credit derivatives linked to an index are valued using models that utilize actively quoted or observable market inputs obtained from external market data providers, third-party pricing vendors and/or recent trading activity. These derivatives are classified as Level 2 in the fair value hierarchy.

To reflect the market’s perception of its own and the counterparty’s non-performance risk, the Company incorporates additional spreads over London Interbank Offered Rate (“LIBOR”) into the discount rate used in determining the fair value of OTC derivative assets and liabilities that are not otherwise collateralized.

Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models (such as Monte Carlo simulation models and other techniques) with some significant unobservable market inputs or inputs (e.g. interest rates, equity indices, dividend yields, etc.) from less actively traded markets (e.g., model-specific input values, including volatility parameters, etc.). Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer values. As of June 30, 2013 and December 31, 2012, all derivatives were classified within Level 2. See Note 5 for more details on the fair value of derivative instruments by primary underlying.

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

Receivables from Parent and Affiliates – Receivables from Parent and Affiliates carried at fair value include affiliated bonds within our legal entity whose fair value are determined consistent with similar securities described above under “Fixed Maturity Securities” managed by affiliated asset managers.

Reinsurance Recoverables – Reinsurance recoverables carried at fair value include the reinsurance of our living benefit guarantees on certain of our variable annuities. These guarantees are accounted for as embedded derivatives and are recorded in “Reinsurance Recoverables” or “Other Liabilities” when the fair value is in an asset or liability position, respectively. The methods and assumption used to estimate the fair value are consistent with those described below in “Future Policy Benefits.” The reinsurance agreements covering these guarantees are derivatives with fair value determined in the same manner as the living benefit guarantee.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

Transfers between Levels 1 and 2 – There were no transfers between Levels 1 and 2 for the three and six months ended June 30, 2013. During the three and six months ended June 30, 2012, $2.7 million of equity securities, available for sale transferred from Level 1 to Level 2. The assets that transferred were mutual funds that were priced on a net asset value. This transfer was the result of an ongoing monitoring assessment of pricing inputs to ensure appropriateness of the level classification in the fair value hierarchy. Transfers between levels are generally reported at the values as of the beginning of the period in which the transfers occur.

Level 3 Assets and Liabilities by Price Source – The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of June 30, 2013
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	4,650	-	4,650
Asset-backed securities	55	26,517	26,572
Equity securities	1,073	1,440	2,513
Receivables from parents and affiliates	-	2,149	2,149

Sub-total excluding separate account assets	5,778	30,106	35,884
Separate account assets	6,429	-	6,429

Total assets	$12,207	$30,106	$42,313

Other liabilities	37,310	-	37,310
Future policy benefits	$(35,400)	$-	$(35,400)

Total liabilities	$1,910	$-	$1,910

	As of December 31, 2012
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	5,157	916	6,073
Asset-backed securities	56	18,245	18,301
Equity securities	1,067	1,390	2,457
Reinsurance recoverables	85,166	-	85,166
Receivables from parents and affiliates	-	998	998

Sub-total excluding separate account assets	91,446	21,549	112,995
Separate account assets	6,201	-	6,201

Total assets	$97,647	$21,549	$119,196

Future policy benefits	$116,673	$-	$116,673

Total liabilities	$116,673	$-	$116,673

(1)	Represents valuations which could incorporate both internally-derived and market inputs. See below for additional information related to internally-developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent non-binding broker quotes where pricing inputs are not readily available.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of June 30, 2013
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:
Corporate securities	$4,650	Discounted cash flow	Discount rate	11.2%	15.0%	12.14%	Decrease
		Market comparables	EBITDA multiples (2)	6.0X	7.5X	6.08X	Increase
Liabilities:
Other Liabilities	$37,310	Represents reinsurance of variable annuity living benefit in a liability position. Fair values are determined in the same manner as future policy benefits
Future policy benefits (3)	$(35,400)	Discounted cash flow	Lapse rate (4)	0%	14%		Decrease
			NPR spread (5)	0.11%	1.59%		Decrease
			Utilization rate (6)	70%	94%		Increase
			Withdrawal rate (7)	85%	100%		Increase
			Mortality rate (8)	0%	13%		Decrease
			Equity Volatility curve	18%	33%		Increase

	As of December 31, 2012
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:
Corporate securities	$5,157	Discounted cash flow	Discount rate	11.50%	17.50%	13.39%	Decrease
Reinsurance recoverables	$85,166	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits (3)	$116,673	Discounted Cash flow	Lapse rate (4)	0%	14%		Decrease
			NPR spread (5)	0.20%	1.60%		Decrease
			Utilization rate (6)	70%	94%		Increase
			Withdrawal rate (7)	85%	100%		Increase
			Mortality rate (8)	0%	13%		Decrease
			Equity Volatility curve	19%	34%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.
(2)	EBITDA multiples represent multiples of earnings before interest, taxes, depreciation and amortization, and are amounts used when the reporting entity has determined that market participants would use such multiples when pricing the investments.
(3)	Future policy benefits primarily represent general account liabilities for the optional living benefit features of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(4)	Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed amount and the current contractholder account value as well as other factors, such as the applicability of any surrender charges. A dynamic lapse adjustment reduces the base lapse rate when the guaranteed amount is greater than the account value, as in-the-money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.
(5)	To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuation of individual living benefit contracts in a liability position and generally not to those in a contra-liability position. In determining the NPR spread, the Company reflects the financial strength ratings of the Company as these are insurance liabilities and senior to debt. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the financial strength of the Company adjusted for any illiquidity risk premium.
(6)	The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. These assumptions vary based on the product type, the age of the contractholder and the age of the contract. The impact of changes in these assumptions is highly dependent on the contract type and age of the contractholder at the time of the sale and the timing of the first lifetime income withdrawal.
(7)	The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.
(8)	Range reflects the mortality rate for the vast majority of business with living benefits, with contractholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%. Based on historical experience, the Company applies a set of age and duration specific mortality rate adjustments compared to standard industry tables. A mortality improvement assumption is also incorporated into the overall mortality table.

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

Other Invested Assets – Separate account assets include $6.4 million of investments in real estate fund as of June 30, 2013 that are classified as Level 3 and reported at fair value which is determined by the Company’s equity in net assets of the entities. Fair value estimates of real estate are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments are typically included in the Level 3 Classification. Key unobservable inputs to real estate valuation include capitalization rates, which ranged from 5.00% to 9.50% (7.03% weighted average) and discount rates, which range from 7.00% to 11.75% (8.20% weighted average).

Valuation Process for Fair Value Measurements Categorized within Level 3 – The Company has established an internal control infrastructure over the valuation of financial instruments that requires ongoing oversight by its various Business Groups. These management control functions are segregated from the trading and investing functions. For invested assets, the Company has established oversight teams, often in the form of Pricing Committees within each asset management group. The teams, which typically include representation from investment, accounting, operations, legal and other disciplines are responsible for overseeing and monitoring the pricing of the Company’s investments and performing periodic due diligence reviews of independent pricing services. An actuarial valuation team oversees the valuation of optional living benefit features of the Company’s variable annuity contracts.

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

	Three Months Ended June 30, 2013
	Fixed Maturities Available For Sale
	Corporate Securities	Asset-Backed Securities	Trading Account Assets- Equity Securities	Equity Securities, Available for Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$6,350	$21,960	$1,417	$1,070
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(87)	-	-	-
Asset management fees and other income	-	-	23	-
Included in other comprehensive income (loss)	(159)	(99)	-	3
Net investment income	10	69	-	-
Purchases	259	6,827	-	-
Sales	-	-	-	-
Issuances	-	-	-	-
Settlements	(782)	(2,185)	-	-
Transfers into Level 3 (2)	-	-	-	-
Transfers out of Level 3 (2)	(941)	-	-	-

Fair Value, end of period assets/(liabilities)	$4,650	$26,572	$1,440	$1,073

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$23	$-

	Three Months Ended June 30, 2013
	Receivables from Parents and Affiliates	Separate Account Assets (1)	Future Policy Benefits	Other Liabilities (4)
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$1,500	$6,262	$(43,614)	$27,649
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	-	91,275	(75,060)
Asset management fees and other income	-	-	-	-
Interest credited to policyholders’ account balances	-	167	-	-
Included in other comprehensive income (loss)	(2)	-	-	-
Net investment income	-	-	-	-
Purchases	1,151	-	-	10,101
Sales	(500)	-	-	-
Issuances	-	-	(12,261)	-
Settlements	-	-	-	-
Transfers into Level 3 (2)	-	-	-	-
Transfers out of Level 3 (2)	-	-	-	-

Fair Value, end of period assets/(liabilities)	$2,149	$6,429	$35,400	$(37,310)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$90,874	$(74,820)
Asset management fees and other income	$-	$-	$-	$-
Interest credited to policyholders’ account balances	$-	$167	$-	$-

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2013
	Fixed Maturities - Available For Sale
	Corporate Securities	Asset-Backed Securities	Trading Account Assets- Equity Securities	Equity Securities, Available for Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$6,073	$18,301	$1,390	$1,067
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(86)	-	-	-
Asset management fees and other income	-	-	50	-
Interest credited to policyholders’ account balances	-	-	-	-
Included in other comprehensive income (loss)	134	58	-	6
Net investment income	16	158	-	-
Purchases	270	12,017	-	-
Sales	-	-	-	-
Issuances	-	-	-	-
Settlements	(816)	(3,962)	-	-
Transfers into Level 3 (2)	-	-	-	-
Transfers out of Level 3 (2)	(941)	-	-	-

Fair Value, end of period assets/(liabilities)	$4,650	$26,572	$1,440	$1,073

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$50	$-

	Six Months Ended June 30, 2013
	Receivables from Parents and Affiliates	Separate Account Assets (1)	Future Policy Benefits	Other Liabilities (4)
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$998	$6,201	$(116,673)	85,164
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	-	175,885	(142,005)
Asset management fees and other income	-	-	-	-
Interest credited to policyholders’ account balances	-	228	-	-
Included in other comprehensive income (loss)	-	-	-	-
Net investment income	-	-	-	-
Purchases	1,651	-	-	19,531
Sales	(500)	-	-	-
Issuances	-	-	(23,812)	-
Settlements	-	-	-	-
Transfers into Level 3 (2)	-	-	-	-
Transfers out of Level 3 (2)	-	-	-	-

Fair Value, end of period assets/(liabilities)	$2,149	$6,429	$35,400	(37,310)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$175,211	(141,564)
Asset management fees and other income	$-	$-	$-	-
Interest credited to policyholders’ account balances	$-	$227	$-	-

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended June 30, 2012
	Fixed Maturities Available For Sale
	Corporate Securities	Asset-Backed Securities	Commercial Mortgage- Backed Securities	Equity Securities, Available for Sale	Other Trading Account Assets- Equity Securities
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$7,671	$17,651	$-	$1,130	1,562
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(500)	77	-	-	-
Asset management fees and other income	-	-	-	-	2
Interest credited to policyholders’ account balances	-	-	-	-	-
Included in other comprehensive income (loss)	202	20	42	(44)	-
Net investment income	-	122	-	-	-
Purchases	3,125	-	-	-	-
Sales	(29)	-	-	-	-
Issuances	(43)	-	-	-	-
Settlements	(56)	(1,741)	-	-	-
Transfers into Level 3 (2)	-	-	2,624	-	-
Transfers out of Level 3 (2)	(3,024)	-	-	-	-

Fair Value, end of period assets/(liabilities)	$7,346	$16,129	$2,666	$1,086	1,564

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	-
Asset management fees and other income	$-	$-	$-	$-	1

	Three Months Ended June 30, 2012
	Reinsurance Recoverables	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$18,609	$6,044	$(28,238)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	41,139	-	(53,456)
Interest credited to policyholders’ account balances	-	(5)	-
Included in other comprehensive income (loss)	-	-	-
Net investment income	-	-	-
Purchases	6,894	-	-
Sales	-	-	-
Issuances	-	-	(8,862)
Settlements	-	-	-
Transfers into Level 3 (2)	-	-	-
Transfers out of Level 3 (2)	-	-	-

Fair Value, end of period assets/(liabilities)	$66,642	$6,039	(90,556)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$82,307	$-	$(53,382)
Asset management fees and other income	$-	$-	$-
Interest credited to policyholders’ account balances	$-	$(5)	$-

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2012
	Fixed Maturities Available For Sale
	Corporate Securities	Asset-Backed Securities	Commercial Mortgage- Backed Securities	Equity Securities, Available for Sale	Other Trading Account Assets- Equity Securities
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$1,755	$18,627	$-	$1,144	$1,569
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(500)	75	-	(31)	-
Asset management fees and other income	-	-	-	-	(5)
Included in other comprehensive income (loss)	(2)	270	43	(27)	-
Net investment income	(3)	199	-	-	-
Purchases	4,620	-	-	-	-
Sales	(30)	-	-	-	-
Issuances	-	-	-	-	-
Settlements	(296)	(2,778)	-	-	-
Transfers into Level 3 (2)	4,826	-	2,623	-	-
Transfers out of Level 3 (2)	(3,024)	(264)	-	-	-

Fair Value, end of period assets/(liabilities)	$7,346	$16,129	$2,666	$1,086	$1,564

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$-	$(6)

	Six Months Ended June 30, 2012
	Other Long-Term Investments	Reinsurance Recoverables	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$18	$53,678	$5,994	$(76,996)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(17)	(216)	-	3,536
Asset management fees and other income	-	-	-	-
Interest credited to policyholders’ account balances	-	-	45	-
Included in other comprehensive income (loss)	-	-	-	-
Net investment income	-	-	-	-
Purchases	-	13,180	-	-
Sales	-	-	-	-
Issuances	-	-	-	(17,096)
Settlements	(1)	-	-	-
Transfers into Level 3 (2)	-	-	-	-
Transfers out of Level 3 (2)	-	-	-	-

Fair Value, end of period assets/(liabilities)	$-	$66,642	$6,039	$(90,556)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$41,063	$-	$3,307
Asset management fees and other income	$-	$-	$-	$-

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Statements of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Reinsurance Payables classified as Reinsurance Recoverables at December 31, 2012 and March 31, 2013 were reclassified to Other Liabilities-Reinsurance Payables at June 30, 2013 as they were in a net liability position.

Transfers – Transfers into Level 3 are generally the result of unobservable inputs utilized within valuation methodologies and the use of indicative broker quotes for assets that were previously valued using observable inputs. Transfers out of Level 3 are generally due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company is able to validate.

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

	June 30, 2013					December 31, 2012
	Fair Value				Carrying Amount (1)	Fair Value	Carrying Amount
	Level 1	Level 2	Level 3	Total	Total	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$-	$-	$278,964	$278,964	$269,928	$237,932	$221,728
Policy loans	-	-	221,848	221,848	173,831	254,824	173,622
Cash	3,693	-	-	3,693	3,693	822	822
Accrued investment income	-	15,340	-	15,340	15,340	15,782	15,782
Receivables from parents and affiliates	-	25,793	-	25,793	25,629	20,462	20,284
Other assets	-	5,917	-	5,917	5,917	4,886	4,887

Total assets	$3,693	$47,050	$500,812	$551,555	$494,338	$534,708	$437,125

Liabilities:
Policyholders’ Account Balances - Investment Contracts	$-	$124,854	$12,416	$137,270	$138,460	$133,268	$134,119
Cash collateral for loaned securities	-	5,695	-	5,695	5,695	2,134	2,134
Short-term debt	-	27,187	-	27,187	27,000	24,377	24,000
Long-term debt	-	86,325	-	86,325	85,000	86,785	85,000
Payables to parent and affiliates	-	3,757	-	3,757	3,757	2,470	2,470
Other liabilities	-	38,889	-	38,889	38,889	35,792	35,792

Total liabilities	$-	$286,707	$12,416	$299,123	$298,801	$284,826	$283,515

(1)	Carrying values presented herein differ from those in the Company’s Unaudited Interim Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

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

Cash, Accrued Investment Income, Receivables from Parent and Affiliates and Other Assets

The Company believes that due to the short-term nature of certain assets, the carrying value approximates fair value. These assets include: cash, accrued investment income, and other assets that meet the definition of financial instruments, including receivables, such as unsettled trades and accounts receivable. Also included in receivables from parents and affiliates is an affiliated note whose fair value is determined in the same manner as the underlying debt described below under “Short-Term and Long-Term Debt”.

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

Other Liabilities and Payables to Parent and Affiliates

Other liabilities and Payables to parent and affiliates are primarily payables, such as unsettled trades, drafts, escrow deposits and accrued expense payables. Due to the short term until settlement of most of these liabilities, the Company believes that carrying value approximates fair value.

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

The fair value of the living benefit feature embedded derivatives included in “Future policy benefits” was an asset of $35 million and a liability of $117 million as of June 30, 2013 and December 31, 2012, respectively. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re included in “Other Liabilities” and “Reinsurance recoverables” was a liability of $37 million and an asset of $85 million as of June 30, 2013 and December 31, 2012, respectively.

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

	June 30, 2013			December 31, 2012
	Notional Amount	Gross Fair Value		Notional Amount	Gross Fair Value
Primary Underlying		Assets	Liabilities		Assets	Liabilities

	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Currency Swaps	$28,524	$29	$(1,029)	$22,332	$7	$(1,330)

Total Qualifying Hedges	$28,524	$29	$(1,029)	$22,332	$7	$(1,330)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest
Interest Rate Swaps	$57,200	$4,980	$-	$57,200	$9,353	$-
Credit
Credit Default Swaps	9,275	93	(316)	9,275	614	(369)
Currency/Interest Rate
Currency Swaps	13,856	20	(244)	9,115	-	(836)
Equity
Equity Options	1,870,001	6,031	(3,440)	1,870,001	14,354	(9,555)

Total Non-Qualifying Hedges	1,950,332	11,124	(4,000)	1,945,591	24,321	(10,760)

Total Derivatives (1)	$1,978,856	$11,153	$(5,029)	$1,967,923	$24,328	$(12,090)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was an asset of $33 million and a liability of $119 million as of June 30, 2013 and December 31, 2012, respectively, included in “Future policy benefits” and “Fixed maturities, available-for-sale.”

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

	June 30, 2013
	Gross Amounts of Recognized Financial Instruments	Amounts Offset in the Statement of Financial Position	Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount

	(in thousands)
Offsetting of Financial Assets:
Derivatives	$11,153	$(5,029)	$6,124	$0	$6,124
Securities purchased under agreement to resell	7,288	0	7,288	(7,288)	0

Total Assets	$18,441	$(5,029)	$13,412	$(7,288)	$6,124

Offsetting of Financial Liabilities:
Derivatives	$5,029	$(5,029)	$0	$0	$0
Securities sold under agreement to repurchase	0	0	0	0	0

Total Liabilities	$5,029	$(5,029)	$0	$0	$0

	December 31, 2012
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount

	(in thousands)
Offsetting of Financial Assets:
Derivatives	$24,193	$(12,090)	$12,103	$0	$12,103
Securities purchased under agreement to resell	49,774	0	49,774	(49,774)	0

Total Assets	$73,967	$(12,090)	$61,877	$(49,774)	$12,103

Offsetting of Financial Liabilities:
Derivatives	$12,090	$(12,090)	$0	$0	$0
Securities sold under agreement to repurchase	0	0	0	0	0

Total Liabilities	$12,090	$(12,090)	$0	$0	$0

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Company’s Consolidated Financial Statements included in its 2012 Annual Report on Form 10-K.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended June 30, 2013
		Realized Investment Gains/(Losses)		Net Investment Income		Other Income		Accumulated Other Comprehensive Income(1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$	-	$	18	$	-	$	(281)

Total cash flow hedges		-		18		-		(281)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate		(2,806)		-		-		-
Currency		-		-		-		-
Currency/Interest Rate		320		-		9		-
Credit		(113)		-		-		-
Equity		(273)		-		-		-
Embedded Derivatives		14,695		-		-		-

Total non-qualifying hedges		11,823		-		9		-

Total	$	11,823	$	18	$	9	$	(281)

	Six Months Ended June 30, 2013
		Realized Investment Gains/(Losses)		Net Investment Income		Other Income		Accumulated Other Comprehensive Income(1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$	-	$	30	$	4	$	311

Total cash flow hedges		-		30		4		311

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate		(3,450)		-		-		-
Currency		-		-		-		-
Currency/Interest Rate		275		-		11		-
Credit		(611)		-		-		-
Equity		(2,210)		-		-		-
Embedded Derivatives		31,229		-		-		-

Total non-qualifying hedges		25,233		-		11		-

Total	$	25,233	$	30	$	15	$	311

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

		Three Months Ended June 30, 2012
		Realized Investment Gains/(Losses)		Net Investment Income		Other Income		Accumulated Other Comprehensive Income(1)
		(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$	-	$	6	$	15	$	993

Total cash flow hedges		-		6		15		993

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate		3,278		-		-		-
Currency		-		-		-		-
Currency/Interest Rate		351		-		5		-
Credit		85		-		-		-
Equity		-		-		-		-
Embedded Derivatives		(27,024)		-		-		-

Total non-qualifying hedges		(23,310)		-		5		-

Total	$	(23,310)	$	6	$	20	$	993

		Six Months Ended June 30, 2012
		Realized Investment Gains/(Losses)		Net Investment Income		Other Income		Accumulated Other Comprehensive Income(1)
		(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$	-	$	(1)	$	16	$	609

Total cash flow hedges		-		(1)		16		609

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate		2,130		-		-		-
Currency		-		-		-		-
Currency/Interest Rate		111		-		2		-
Credit		(222)		-		-		-
Equity		-		-		-		-
Embedded Derivatives		(11,438)		-		-		-

Total non-qualifying hedges		(9,419)		-		2		-

Total	$	(9,419)	$	(1)	$	18	$	609

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

For the three and six months ended June 30, 2013, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2012	$(1,327)
Net deferred gains (losses) on cash flow hedges from January 1 to June 30, 2013	345
Amount reclassified into current period earnings	(34)

Balance, June 30, 2013	$(1,016)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

As of June 30, 2013 the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 15 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Statements of Equity.

Credit Derivatives

The Company no longer has exposure from credit derivatives where it has written credit protection as of June 30, 2013 and December 31, 2012.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of June 30, 2013 and December 31, 2012, the Company had $9 million of outstanding notional amounts, reported at fair value as a liability of less than $1 million for both periods.

The Company holds certain externally managed investments in the European market which contain embedded derivatives whose fair values are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available-for-sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated other comprehensive income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these investments was $7 million at both June 30, 2013 and December 31, 2012. The fair value of the embedded derivatives included in “Fixed maturities, available-for-sale” was a liability of $2 million at June 30, 2013 and December 31, 2012.

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

6.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund $22 million of commercial loans as of June 30, 2013. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $11 million as of June 30, 2013.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. As of June 30, 2013, the aggregate range of reasonably possible losses in excess of accruals established is not currently estimable. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

The Company is one of several companies subpoenaed by the New York Attorney General regarding its unclaimed property procedures. Additionally, the New York State Department of Financial Services (“NYDFS”) has requested that 172 life insurers (including the Company) provide data to the NYDFS regarding use of the SSMDF. The New York Office of Unclaimed Funds is conducting an audit of the Company’s compliance with New York’s unclaimed property laws. In February 2012, the Massachusetts Office of the Attorney General requested information regarding the Company’s unclaimed property procedures. In May 2013, the Company entered into a settlement agreement with the Minnesota Department of Commerce, Insurance Division, which requires the Company to take additional steps to identify deceased insureds and contract holders where a valid claim has not been made.

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

Reinsurance amounts included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Direct premiums	$47,636	$43,776	$92,387	$86,811
Premiums ceded	(43,651)	(39,767)	(85,893)	(80,060)

Premiums	$3,985	$4,009	$6,494	$6,751

Direct policy charges and fees	$63,058	$47,431	$117,544	$91,361
Policy charges and fees ceded	(19,990)	(10,074)	(37,283)	(19,396)

Policy charges and fees	$43,068	$37,357	$80,261	$71,965

Direct policyholders’ benefits	$49,193	$47,515	$103,330	$104,669
Policyholders’ benefits ceded	(41,475)	(35,641)	(87,004)	(82,421)

Policyholders’ benefits	$7,718	$11,874	$16,326	$22,248

Realized capital gains (losses) net, associated with derivatives	$(75,589)	$40,477	$(143,746)	$(1,277)

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

Reinsurance recoverables included in the Company’s Unaudited Interim Statements of Financial Position as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Domestic life insurance-affiliated	$896,040	$783,374
Domestic individual annuities-affiliated	40	85,203
Domestic life insurance-unaffiliated	248	1,545

	$896,328	$870,122

Substantially all reinsurance contracts are with affiliates as of June 30, 2013 and December 31, 2012. These contracts are described further in Note 8.

The gross and net amounts of life insurance face amount in force as of June 30, 2013 and 2012 were as follows:

	June 30, 2013	June 30, 2012
	(in thousands)
Gross life insurance face amount in force	$104,809,296	$99,518,637
Reinsurance ceded	(94,893,679)	(89,608,890)

Net life insurance face amount in force	$9,915,617	$9,909,747

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million for both the three months ended June 30, 2013 and 2012; and less than $1 million for both the six months ended June 30, 2013 and 2012. The expense charged to the Company for the deferred compensation program was less than $1 million for both the three months ended June 30, 2013 and 2012; and less than $1 million for both the six months ended June 30, 2013 and 2012.

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $1 million and less than $1 million for the three months ended June 30, 2013 and 2012, respectively; and $1 million for both the six months ended June 30, 2013 and 2012.

Prudential Insurance sponsors voluntary savings plans for its employee’s 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was less than $1 million for both the three months ended June 30, 2013 and 2012; and less than $1 million for both the six months ended June 30, 2013 and 2012.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

Commissions and fees paid by the Company to PAD were $18 million and $27 million for the three months ended June 30, 2013 and 2012, respectively; and $40 million and $53 million for the six months ended June 30, 2013 and 2012, respectively.

Corporate Owned Life Insurance

The Company has sold two Corporate Owned Life Insurance, or “COLI”, policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI contracts was $1,196 million and $1,195 million as of June 30, 2013 and December 31, 2012, respectively. Fees related to these COLI policies were $4 million for the three months ended June 30, 2013 and 2012; and $9 million and $8 million for the six months ended June 30, 2013 and 2012, respectively.

Reinsurance with Affiliates

The Company participates in reinsurance with its affiliates Prudential of Taiwan, PARCC, UPARC, Pruco Re, or PAR TERM and PAR U, and its parent companies, Pruco Life and Prudential Insurance, in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential. The Company is not relieved of its primary obligation to the policyholder as a result of these agreements.

Reinsurance amounts included in the Company’s Unaudited Interim Statements of Financial Position as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Reinsurance recoverables	$896,328	$870,122
Policy loans	(14,150)	(13,368)
Deferred policy acquisition costs	(182,327)	(150,019)
Other liabilities (reinsurance payables)	66,727	36,704

The reinsurance recoverables by counterparty is broken out below.

	Reinsurance Recoverables
	June 30, 2013	December 31, 2012
	(in thousands)
PARCC	$460,330	$442,720
PAR TERM	66,981	50,283
Prudential Insurance	24,141	23,766
PAR U	340,271	261,318
Pruco Life	4,317	5,287
Pruco Re	40	85,203
Unaffiliated	248	1,545

Total reinsurance recoverables	$896,328	$870,122

Reinsurance amounts, included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Premiums	$(43,651)	$(39,767)	$(85,893)	$(80,060)
Policy charges and fee income	(19,990)	(10,074)	(37,283)	(19,396)
Net investment income	(66)	-	(146)	-
Interest credited to policyholders’ account balance	(2,623)	-	(4,929)	-
Policyholders’ benefits	(41,475)	(35,641)	(87,004)	(82,421)
Reinsurance expense allowances, net of capitalization and amortization	(10,063)	(5,324)	(19,775)	(10,638)
Realized investment gains (losses) net	(75,589)	40,477	(143,746)	(1,277)

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

PAR U

Effective July 1, 2012, the Company, entered into an automatic coinsurance agreement with PAR U, an affiliated company, to reinsure an amount equal to 95% of all the risks associated with its universal life policies. During the fourth quarter of 2012, the agreement between the Company and PAR U was amended to revise language relating to the consideration due to PAR U.

Pruco Re

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features. Starting from 2005, the Company has entered into various automatic coinsurance agreements with Pruco Re, an affiliated company, to reinsure its living benefit features sold on certain of its annuities.

Affiliated Asset Administration Fee Income

The Company participates in a revenue sharing agreement with AST Investment Services, Inc, formerly known as American Skandia Investment Services, Inc, whereby the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $6 million and $4 million for the three months ended June 30, 2013 and 2012, respectively, and $13 million and $9 million for the six months ended June 30, 2013 and 2012, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

The Company participates in a revenue sharing agreement with Prudential Investments LLC, whereby the Company receives fee income from policyholders’ account balances invested in The Prudential Series Fund (“PSF”). Income received from Prudential Investments LLC, related to this agreement was $2 million for both the three months ended June 30, 2013 and 2012, and $3 million for both the six months ended June 30, 2013 and 2012. These revenues are recorded as “Asset administration fees” in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Affiliated Investment Management Expenses

In accordance with an agreement with Prudential Investment Management, Inc. (“PIMI”), the Company pays investment management expenses to PIMI who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PIMI related to this agreement was less than $1 million for the three months ended June 30, 2013 and 2012, and $1 million for the six months ended June 30, 2013 and 2012. These expenses are recorded as “Net Investment Income” in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

Affiliated Asset Transfers

From time to time, the Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within Additional paid-in-capital (“APIC”) and Realized investment gain(loss), respectively.

Affiliate	Date	Transaction	Security Type	FV	BV	Additional Paid-in Capital, Net of Tax Increase/(Decrease)	Realized Investment Gain/(Loss)	Derivative Gain/(Loss)
						(in millions)
PAR U	Sep-12	Sale	Fixed Maturities & Commercial Mortgages	$156	$142	$-	$14	$(5)
Prudential Financial	Sep-12	Transfer	Fixed Maturities & Commercial Mortgages	46	41	3	-	-

Debt Agreements

The Company is authorized to borrow funds up to $200 million from affiliates to meet its capital and other funding needs.

The following table provides the breakout of the Company’s short-term and long-term debt:

	Date Issued	Amount of Notes - June 30, 2013	Amount of Notes - December 31, 2012	Interest Rate	Date of Maturity
		(in thousands)
PFI	12/16/2011	44,000	44,000	2.65% - 3.61%	12/2013 - 12/2016
Washington Street Investment	12/17/2012	65,000	65,000	0.95% - 1.87%	12/2013 - 12/2017
Pru Funding, LLC	6/25/2013	3,000	-	0.20%	7/10/2013

Total Loans Payable to Affiliate		$112,000	$109,000

The total interest expense to the Company related to loans payable to affiliates was $0.6 million and $1.1 million for the three and six months ended June 30, 2013 and $0.4 million and $0.8 million for the three and six months ended June 30, 2012, respectively.

Contributed Capital and Dividends

In June 2013, the Company paid a dividend in the amount of $155 million to Pruco Life.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A,”) addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of June 30, 2013, compared with December 31, 2012, and its results of operations for the three and six months ended June 30, 2013 and 2012. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the years ended December 31, 2012, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of risks that have materially affected and may affect in the future the Company’s business, results of operations or financial condition, or cause the Company’s actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company.

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

We offer variable annuities that provide our contractholders with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed death and living benefits. The benefit features contractually guarantee the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), and/or (3) the highest contract value on a specified date minus any withdrawals (“contract value”). We currently offer guarantees that are payable in the event of death, and withdrawal and income living benefits payable during specified periods. The majority of our current optional living benefits guarantees include, among other features, the ability to make withdrawals based on the highest daily contract value plus a minimum return, credited for a period of time. This guaranteed contract value is a notional amount that forms the basis for determination of periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value. The majority of our current optional living benefits can also be purchased with a companion optional death benefit, also based on a highest daily contract value. Certain inforce contracts include guaranteed benefits which are not currently offered, such as annuitization benefits and benefits payable at specified dates during the accumulation period. Late in the first quarter of 2013, we launched Prudential Defined Income Variable Annuity, or PDI, to complement the variable annuity products we offer with the highest daily benefit. PDI also provides for guaranteed lifetime contractholder withdrawal payments, but restricts contractholder asset allocation to a single bond sub-account within the separate accounts.

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

Our risk management strategy helps to limit our exposure to certain of these risks primarily through a combination of product design elements, our living benefits hedging program and affiliated reinsurance arrangements. The product design elements we utilize for certain products include, among others, asset allocation restrictions, minimum issuance age requirements, certain limitations on the amount of subsequent contractholder deposits and an asset transfer feature. The objective of the asset transfer feature, included in the majority of our variable annuity contracts with optional living benefits features and all new contracts sold with our highest daily living benefits feature, is to help mitigate our exposure to equity market risk and market volatility by transferring assets between certain variable investment sub-accounts selected by the annuity contractholder and investments that are expected to be more stable (e.g., a separate account bond fund sub-account portfolio or a fixed-rate account in the general account). The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. This occurs at the contractholder level, rather than at the fund level, which we believe enhances our risk mitigation. As of June 30, 2013 approximately $6.0 billion or 90% of total variable annuity account values contain a living benefit feature, compared to approximately $5.5 billion or 90% as of December 31, 2012. As of June 30, 2013 approximately $6.0 billion or 94% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $5.5 billion or 94% as of December 31, 2012.

As mentioned above, in addition to our asset transfer feature, we also manage certain risks associated with our variable annuity products through our living benefits hedging programs and affiliated reinsurance agreements. We reinsure the majority of our variable annuity living benefit guarantees to an affiliated reinsurance company, Pruco Reinsurance, Ltd. (“Pruco Re”). The living benefits hedging program is primarily executed within Pruco Re to manage capital markets risk associated with the reinsured optional living benefit guarantees. The program is also executed within the Company related to certain non-reinsured optional living benefit guarantees. This program represents a balance among three objectives that seek to: 1) provide severe scenario protection, 2) minimize net income volatility associated with an internally-defined hedge target, and 3) maintain capital efficiency. Through the hedge program, derivatives are purchased that seek to replicate the net change in an internally-defined hedge target. In addition to mitigating capital markets risk and income statement volatility, the hedging program is also focused on a long-term goal of accumulating assets that could be used to pay claims under these benefits irrespective of market path, recognizing that, under the terms of the contracts, we do not expect to begin substantial payment of such claims until at least five years in the future.

Term Life Insurance

The Company offers a variety of term life insurance products which represent 71% of our net individual life insurance in force at June 30, 2013, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

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

Variable Life Insurance

The Company offers a number of individual variable life insurance products which represent 21% of our net individual life insurance in force at June 30, 2013. Variable products provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account and /or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates we determine that vary periodically based on our portfolio rate, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. Each product provides for the deduction of charges and expenses from the customer’s contract fund. The Company also offers a variable product that has the same basic features as our variable universal life product but also allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance.

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

Universal Life Insurance

The Company offers universal life insurance products which represent 8% of our net individual life insurance in force at June 30, 2013. Universal life insurance products feature a fixed crediting rate that we determine and that may vary periodically based on portfolio returns, subject to certain minimums, flexible premiums and a choice of guarantees against lapse. Universal life policies provide for the deduction of charges and expenses from the policyholders’ contract fund.

The Company’s profits from universal life insurance are impacted by mortality and expense margins, interest spread on policyholder funds as well as the net interest spread on capital management activities related to a portion of the statutory reserves associated with these products.

Across our life insurance products, we offer two distinct living benefits options. Living Needs Benefit Rider allows the policy owner to receive a portion of the life insurance benefit if the insured is diagnosed with a terminal illness, or permanently confined to a nursing home, in advance of death of the insured, to use as needed. The remaining death benefit will be paid to the beneficiary upon the death of the insured. BenefitAccess Rider provides the ability to accelerate up to the full amount of the policy’s death benefit in the event the insured becomes chronically ill or terminally ill. Receiving accelerated benefits under the rider will reduce, and in some cases, eliminate the policy’s death benefit payable to the beneficiary. Any remaining death benefit is paid to the beneficiary at time of the insured’s death.

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

The weighted average rate of return assumptions for these businesses consider many factors specific to each business, including asset durations, asset allocations and other factors. We update the near term equity rates of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach, which assumes a convergence to the long-term equity expected rates of return. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits. The new required rate of amortization is also applied prospectively to future gross profits in calculating amortization in future periods. As of June 30, 2013, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 6.7% near-term mean reversion equity rate of return.

Additional information on our policies for our critical accounting estimates listed above may be found in our Annual Report on Form 10-K for the year ended December 31, 2012, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Financial Statements for a discussion of newly adopted accounting pronouncements.

Changes in Financial Position

June 30, 2013 versus December 31, 2012

Total assets increased $632 million, from $11,288 million at December 31, 2012 to $11,920 million at June 30, 2013.

Separate account assets increased $660 million, from $8,374 million at December 31, 2012 to $9,034 million at June 30, 2013, primarily driven by market appreciation and positive net flows from variable annuity new business sales.

Deferred policy acquisition costs increased by $57 million from $328 million at December 31, 2012, to $385 million at June 30, 2013. The increase is primarily driven by the capitalization of commissions related to variable annuity new business sales and write-ups primarily associated with the impact of the mark-to-market of the reinsurance liability for living benefits and related hedge positions.

Reinsurance recoverables increased $26 million from $870 million at December 31, 2012, to $896 million at June 30, 2013. The increase is primarily driven by higher term reserves and universal life policyholder account balances ceded under existing affiliated reinsurance agreements due to business growth. Partially offsetting this is a decrease related to the mark-to-market of the reinsurance recoverable related to the reinsured liability for variable annuity living benefits accounted for as embedded derivatives, primarily resulting from a decrease in the present value of future expected benefit payments driven by higher interest rates and changes in equity markets. As of June 30, 2013 the reinsurance related to our variable annuity living benefits is in a liability position classified within “Other Liabilities”. See Note 8 to the Unaudited Interim Financial Statements for additional information regarding affiliated reinsurance transactions.

Partially offsetting the above increases was a decrease to invested assets of $57 million from $1,508 million at December 31, 2012 to $1,451 million at June 30, 2013 primarily due to unfavorable mark to market losses on investments due to rising interest rates.

Total liabilities increased by $726 million, from $10,619 million at December 31, 2012 to $11,345 million at June 30, 2013.

Separate account liabilities increased $660 million, offsetting the increase in separate account assets described above.

Policyholders’ account balances increased $100 million, from $1,222 million at December 31, 2012 to $1,322 million at June 30, 2013, primarily driven by universal life business growth.

Other liabilities increased $35 million, from $84 million at December 31, 2012 to $119 million at June 30, 2013, primarily driven by the recognition of a liability resulting from the mark-to-market of the reinsurance related to the reinsured liability for variable annuity living benefit embedded derivatives due to higher interest rates and changes in equity markets.

Partially offsetting the above increases was a decrease in future policy benefits and other policyholder liabilities of $100 million, from $826 million at December 31, 2012 to $726 million at June 30, 2013, primarily driven by a decrease in the liability for living benefit embedded derivatives, as described above. This decrease was partially offset by an increase in reserves supporting term business growth.

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Operating results:
Revenues:
Annuity Products	$53,498	$17,241
Life Products and Other	32,213	42,807

	$85,711	$60,048

Benefits and expenses:
Annuity Products	$1,442	$75,229
Life Products and Other	23,918	26,857

	$25,360	$102,086

Income (loss) from Operations before Income Taxes
Annuity Products	$52,056	$(57,988)
Life Products and Other	8,295	15,950

	$60,351	$(42,038)

Annuity Products

Income (Loss) from Operations before Income Taxes

2013 to 2012 Three Month Comparison. Income from operations before income taxes increased $110 million from a loss of $58 million in the second quarter of 2012 to income of $52 million in the second quarter of 2013. Results for both periods include the impact on the amortization of DAC and DSI, and on reserves for the GMDB and GMIB features, of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions and of changes in the estimated profitability of the business, as discussed in more detail below.

Excluding these items, income (loss) from operations before income taxes increased $34 million, primarily driven by higher fee income, net of distribution costs, due to higher average variable annuity account values invested in separate accounts due to market appreciation and positive net flows from new business sales.

The following table reflects the impact on the amortization of DAC/DSI and on the GMDB/GMIB reserves of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions, and of changes in the estimated profitability of the business.

	Three Months Ended June 30,
	2013	2012
	(1)
	(in millions)
Impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions	$23	$(49)
Impacts of changes in the estimated profitability of the business	1	(3)

Total	$24	$(52)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC/DSI and for GMDB/GMIB reserve (increases) or decreases, respectively.

We amortize DAC and DSI over the expected lives of the contracts based on the level and timing of gross profits on the underlying Annuity products. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial, Inc. (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, Inc. including reinsurance agreements, as discussed in Note 8 to the Unaudited Interim Consolidated Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces an amortization pattern representative of the economics of the products.

The impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions primarily relates to changes in the valuation of the reinsured living benefit liabilities related to NPR which we and the reinsurance affiliate believe to be non-economic, and choose not to hedge. The favorable variance was primarily driven by NPR losses in the reinsurance affiliate in 2013 due to a decrease in the base embedded derivative liability primarily driven by rising interest rates. The NPR losses in 2013 resulted in a DAC/DSI amortization benefit compared to NPR gains in 2012 which resulted in DAC/DSI amortization expense. The NPR gains in 2012 were primarily driven by an increase in the base embedded derivative liability driven by lower interest rates and unfavorable equity market conditions.

The impacts of changes in the estimated profitability of the business include adjustments to the reserves for the GMDB and GMIB features of our variable annuity products and to the amortization of DAC/DSI. These adjustments resulted in a net benefit of $1 million and a net charge of $3 million in the second quarter of 2013 and 2012, respectively. The net benefit in the second quarter of 2013 primarily reflects the impact of higher interest rates which increased future expected fixed income returns on contractholder accounts and lowered future expected claims relative to our assumptions. The net charge in the second quarter of 2012 primarily reflects negative equity market performance on contractholder accounts relative to our assumptions. For weighted average rate of return assumptions as of June 30, 2013 see “—Application of Critical Accounting Estimates” above.

Revenues, Benefits and Expenses

2013 to 2012 Three Month Comparison. Revenues increased $36 million. This increase was primarily driven by an increase of $27 million in net realized investment gains due to a favorable variance in the mark-to-market related to the embedded derivatives associated with our non-reinsured living benefit features and related hedges, as discussed above. Also contributing to the increase was an increase of $10 million in policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on policyholders’ fund balances, primarily driven by higher average separate account asset balances due to positive net flows from new business sales and market appreciation.

Benefits and expenses decreased $74 million. This decrease was primarily driven by a favorable variance of $57 million in DAC amortization and $18 million in interest credited to policyholders’ account balances, which includes DSI amortization. Lower DAC and DSI amortization is related to the impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above.

Life Products and Other

Income (Loss) from Operations before Income Taxes

2013 to 2012 Three Month Comparison. Income from operations before income taxes decreased $8 million primarily reflecting mark to market losses on derivative investments and a decrease in universal life profits from the impact of the third quarter 2012 coinsurance agreement with PAR U. See Note 8 to the Unaudited Interim Financial Statements for more information on related party transactions.

Revenues, Benefits and Expenses

2013 to 2012 Three Month Comparison. Revenues decreased $11 million. The decrease includes mark to market losses on derivative investments and the impact of the third quarter 2012 coinsurance agreement with PAR U which drove lower policy charges and fees and lower net investment income.

Benefits and expenses decreased $3 million primarily reflecting the impact of the third quarter 2012 coinsurance agreement with PAR U and lower death benefits.

See Note 8 to the Unaudited Interim Financial Statements for more information on related party transactions.

Results of Operations

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Operating results:
Revenues:
Annuity Products	$106,447	$58,121
Life Products and Other	60,235	80,942

	$166,682	$139,063

Benefits and expenses:
Annuity Products	$5,247	$50,724
Life Products and Other	41,546	51,667

	$46,793	$102,391

Income (loss) from Operations before Income Taxes
Annuity Products	$101,200	$7,397
Life Products and Other	18,689	29,275

	$119,889	$36,672

Annuity Products

Income (Loss) from Operations before Income Taxes

2013 to 2012 Six Month Comparison. Income (loss) from operations before income taxes increased $94 million from $7 million in 2012 to $101 million in 2013. Results for both periods include the impact on the amortization of DAC and DSI, and on reserves for the GMDB and GMIB features, of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions and of changes in the estimated profitability of the business, as discussed in more detail below.

Excluding these items, income (loss) from operations before income taxes increased $42 million, primarily driven by higher fee income, net of distribution costs, due to higher average variable annuity account values invested in separate accounts due to positive net flows from new business sales and market appreciation.

The following table reflects the impact on the amortization of DAC/DSI and on the GMDB/GMIB reserves of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions, and of changes in the estimated profitability of the business.

	Six Months Ended June 30,
	2013	2012
	(1)
	(in millions)
Impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions	$46	$(7)
Impacts of changes in the estimated profitability of the business	-	1

Total	$46	$(6)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC/DSI and for GMDB/GMIB reserve (increases) or decreases, respectively.

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

The impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions primarily relates to changes in the valuation of the reinsured living benefit liabilities related to NPR which we and the reinsurance affiliate believe to be non-economic, and choose not to hedge. The favorable variance was primarily driven by NPR losses in the reinsurance affiliate in 2013 due to a decrease in the base embedded derivative liability primarily driven by rising interest rates. The NPR losses in 2013 resulted in a DAC/DSI amortization benefit compared to NPR gains in 2012 which resulted in DAC/DSI amortization expense. The NPR gains in 2012 were primarily driven by an increase in the base embedded derivative liability driven by lower interest rates and unfavorable equity market conditions.

The impacts of changes in the estimated profitability of the business include adjustments to the reserves for the GMDB and GMIB features of our variable annuity products and to the amortization of DAC/DSI. These adjustments resulted in net benefits of $0 million and $1 million in the first six months of 2013 and 2012, respectively. The net benefit in the first six months of 2013 primarily reflects the impact of higher interest rates which increased future expected fixed income returns on contractholder accounts and lowered future expected claims relative to our assumptions. The net benefit in the first six months of 2012 primarily reflects the impact of overall positive equity market performance on contractholder accounts relative to our assumptions. For weighted average rate of return assumptions as of June 30, 2013 see “—Application of Critical Accounting Estimates” above.

Revenues, Benefits and Expenses

2013 to 2012 Six Month Comparison. Revenues increased $48 million. This increase was primarily driven by an increase of $28 million in net realized investment gains due to a favorable variance in the mark-to-market related to the embedded derivatives associated with our non-reinsured living benefit features and related hedges, as discussed above. Also contributing to the increase was an increase of $20 million in policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on policyholders’ fund balances, primarily driven by higher average separate account asset balances due to positive net flows from new business sales and market appreciation.

Benefits and expenses decreased $45 million. This decrease was primarily driven by a favorable variance of $37 million in DAC amortization and $11 million in interest credited to policyholders’ account balances, which includes DSI amortization. Lower DAC and DSI amortization is related to the impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above.

Life Products and Other

Income (Loss) from Operations before Income Taxes

2013 to 2012 Six Month Comparison. Income from operations before income taxes decreased $11 million primarily reflecting a decrease in universal life profits from the impact of the third quarter 2012 coinsurance agreement with PAR U and mark to market losses on derivative investments. See Note 8 to the Unaudited Interim Financial Statements for more information on related party transactions.

Revenues, Benefits and Expenses

2013 to 2012 Six Month Comparison. Revenues decreased $21 million. The decrease reflects lower policy charges and fees and lower net investment income reflecting the impact of the third quarter 2012 coinsurance agreement with PAR U and mark to market losses on derivative investments.

Benefits and expenses decreased $10 million primarily reflecting the impact of the third quarter 2012 coinsurance agreement with PAR U and lower death benefits.

See Note 8 to the Unaudited Interim Financial Statements for more information on related party transactions.

Income Taxes

The income tax provision amounted to an expense of $18 million and a benefit of $15 million for the three months ended June 30, 2013 and 2012, respectively. The income tax provision amounted to an expense of $35 million and $11 million for the six months ended June 30, 2013 and 2012, respectively. The increases in income tax expense were primarily driven by the increases in pre-tax income.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2004 through 2006 tax years will expire in February 2014, unless extended. The statute of limitations for the 2007 through 2009 tax years will expire in December 2014, unless extended. Tax years 2010 through 2012 are still open for IRS examination.

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. In May 2010, the IRS issued an Industry Director Directive (“IDD”) confirming that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. For the last several years, the revenue proposals included in the Obama Administration’s budgets included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s results for 2012, or for the six months ended June 30, 2013.

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

The Financial Stability Oversight Council has made a proposed determination that Prudential Financial should be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System under the Dodd-Frank Act. This stricter prudential regulation may include new capital and liquidity standards, including requirements regarding risk-based capital, leverage, liquidity, stress-testing and other matters. In addition, the Financial Stability Board, consisting of representatives of national financial authorities of the G20 nations, identified Prudential Financial as a global systemically important insurer. For information on recent actions and the potential impact of the Dodd-Frank Act, see “Business—Regulation” and “Risk Factors” included in our 2012 Annual Report on Form 10-K for the year ended December 31, 2012 and updated “Risk Factors” included in this Quarterly Report on Form 10-Q.

In June 2013, the Company paid a dividend in the amount of $155 million to Pruco Life.

Capital

The Risk Based Capital, or RBC, ratio is a primary measure of the capital adequacy of the Company. RBC is determined by statutory guidelines and formulas that consider among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC is calculated based on statutory financial statements and risk formulas consistent with NAIC practices. The RBC ratio calculations are intended to assist insurance regulators in measuring the insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation, however, as of June 30, 2013 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

The regulatory capital level of the Company can be materially impacted by interest rate and equity market fluctuations, changes in the values of derivatives, the level of impairments recorded, credit quality migration of the investment portfolio, and business growth, among other items. Further, the recapture of business subject to reinsurance arrangements due to defaults by, or credit quality migration affecting, the reinsurers or for other reasons could result in higher required statutory capital levels. The regulatory capital level of the Company is also affected by statutory accounting rules which are subject to change by insurance regulators.

We employ a “Capital Protection Framework” to ensure sufficient capital resources are available to maintain adequate capitalization and a competitive risk based capital ratio, under reasonably foreseeable stress scenarios. The Capital Protection Framework incorporates the potential impacts from market related stresses, including equity markets, interest rates, and credit losses. Potential sources of capital include on-balance sheet capital, derivatives, reinsurance and contingent sources of capital. Although we continue to enhance our approach, we believe we currently have sufficient resources to maintain adequate capitalization and a competitive RBC ratio under reasonably foreseeable stress scenarios.

Prudential Financial uses captive reinsurance companies to more effectively manage our capital on an economic basis and to enable the aggregation and transfer of risks. To support the risks they assume, the captives are capitalized to a level consistent with our “AA” financial strength rating targets. All of the captive reinsurance companies are wholly-owned subsidiaries and are located domestically, typically in the state of domicile of the direct writing insurance subsidiary that cedes the majority of business to the captive. In addition to state insurance regulation, the captives are subject to internal policies governing their activities. In the normal course of business, Prudential Financial provides support to these captives through net worth maintenance agreements and/or guarantees of certain of the captives’ obligations. Recently, the NAIC and the New York State Department of Financial Services have examined life insurers’ use of captive reinsurance companies. We cannot predict what, if any, changes may result from these reviews. If applicable insurance laws are changed in a way that impairs the use of captive reinsurance companies, our ability to write certain products and efficiently manage their associated risks could be adversely affected and/or we may need to increase prices on certain products or find alternate financing sources, which could adversely affect our competitiveness, capital and financial position and results of operations. For further information on our specific uses of captive reinsurance companies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Reinsurance reserve credit requirements can move materially in either direction due to changes in equity markets and interest rates, actuarial assumptions and other factors. Higher statutory reinsurance credit reserve requirements would require Pruco Re to deposit additional assets in the statutory reserve credit trusts, while lower statutory reinsurance credit reserve requirements would allow assets to be removed from the statutory reserve credit trusts. As of June 30, 2013, the statutory reserve credit trusts required collateral of $59 million, a decrease of $89 million from December 31, 2012. Pruco Re has deposited assets into statutory reserve credit trusts to satisfy this requirement. The decrease was primarily driven by favorable equity markets, partially offset by a decline in the long term interest rate assumptions we are required to use to calculate the associated reserve requirements.

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

Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity and public equity securities. As of June 30, 2013 and December 31, 2012 the Company had liquid assets of $986 million and $1,122 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $17.1 million and $52.8 million as of June 30, 2013 and December 31 2012, respectively. As of June 30, 2013, $906 million, or 94%, of the fixed maturity investments in company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $56 million, or 6%, of these fixed maturity investments were rated other than high or highest quality.

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

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, as of June 30, 2013. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factor contained in our 2012 Form 10-K titled “The Dodd-Frank Wall Street Reform and Consumer Protection Act has and will subject us to substantial additional federal regulation and we cannot predict the effect on our business, results of operations, cash flows or financial condition” is hereby updated to note that on June 3, 2013, Prudential Financial received notice of a proposed determination by the Financial Stability Oversight Council (the “Council”) that it should be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System (as a “Covered Company”) pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act. On July 2, 2013, Prudential Financial provided notice to the Council requesting a nonpublic written and oral evidentiary hearing before the Council to contest the Council’s proposed determination. The written and oral evidentiary hearing was held and completed as of July 30, 2013. According to the regulations, the Council will make a final determination on Prudential Financial’s status as a Covered Company within 60 days after the hearing.

On July 18, 2013, the Financial Stability Board, consisting of representatives of national financial authorities of the G20 nations, identified Prudential Financial as a global systemically important insurer (“G-SII”).

For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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
Name: Yanela C. Frias
Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: August 13, 2013