Form 10-Q
period 2013-09-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2013-11-13
CIK 1038509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 13, 2013, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and

is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement, with regard to variable annuity or other product guarantees; (5) any inability to access our credit facilities; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, longevity, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs; (9) changes in our financial strength or credit ratings; (10) statutory reserve requirements associated with term and universal life insurance policies under Regulation XXX and Guideline AXXX; (11) investment losses, defaults and counterparty non-performance; (12) competition in our product lines and for personnel; (13) difficulties in marketing and distributing products through current or future distribution channels; (14) changes in tax law; (15) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (16) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (17) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (18) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (19) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (20) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; and (21) changes in statutory or accounting principles generally accepted in the United States of America (“U.S. GAAP”), practices or policies. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” herein and in the Annual Report on Form 10-K for the year ended December 31, 2012 for discussion of certain risks relating to our business and investment in our securities.

Part I—Financial Information

Item 1. Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Financial Position

As of September 30, 2013 and December 31, 2012 (in thousands, except share amounts)

	September 30, 2013	December 31, 2012
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2013–$909,369; 2012–$976,665)	$956,537	$1,066,071
Equity securities, available-for-sale, at fair value (cost: 2013–$114; 2012–$1,303)	133	1,381
Trading account assets, at fair value	1,415	1,390
Policy loans	175,059	173,622
Short-term investments	5,894	2,226
Commercial mortgage and other loans	283,117	221,728
Other long-term investments	34,503	41,312

Total investments	1,456,658	1,507,730
Cash and cash equivalents	24,504	50,596
Deferred policy acquisition costs	425,949	327,832
Accrued investment income	14,451	15,782
Reinsurance recoverables	962,211	870,122
Receivables from parents and affiliates	30,461	29,221
Deferred sales inducements	86,972	70,728
Income taxes	-	33,557
Other assets	8,279	9,131
Separate account assets	9,540,093	8,373,780

TOTAL ASSETS	$12,549,578	$11,288,479

LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$1,342,949	$1,221,932
Future policy benefits and other policyholder liabilities	822,426	825,869
Cash collateral for loaned securities	8,608	2,134
Income taxes	31,266	-
Short-term debt to affiliates	24,000	24,000
Long-term debt to affiliates	85,000	85,000
Payables to parent and affiliates	5,215	2,383
Other liabilities	74,752	83,541
Separate account liabilities	9,540,093	8,373,780

TOTAL LIABILITIES	11,934,309	10,618,639

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)

EQUITY
Common stock, ($5 par value; 400,000 shares, authorized, issued and outstanding)	2,000	2,000
Additional paid-in capital	211,147	211,049
Retained earnings	379,211	409,342
Accumulated other comprehensive income	22,911	47,449

TOTAL EQUITY	615,269	669,840

TOTAL LIABILITIES AND EQUITY	$12,549,578	$11,288,479

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Unaudited Interim Statements of Operations and Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2013 and 2012 (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES
Premiums	$3,210	$3,330	$9,704	$10,081
Policy charges and fee income	31,781	34,112	112,042	106,077
Net investment income	16,698	22,623	50,696	62,144
Asset administration fees	8,414	7,754	24,803	21,250
Other income	840	1,970	2,466	3,562
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	-	(3,236)	-	(3,852)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	-	2,276	-	2,382
Other realized investment gains (losses), net	(17,048)	797	10,866	7,045

Total realized investment gains (losses), net	(17,048)	(163)	10,866	5,575

TOTAL REVENUES	43,895	69,626	210,577	208,689

BENEFITS AND EXPENSES
Policyholders’ benefits	(2,431)	8,201	13,895	30,449
Interest credited to policyholders’ account balances	(147)	2,649	10,012	26,332
Amortization of deferred policy acquisition costs	(28,981)	(12,309)	(44,994)	12,624
General, administrative and other expenses	15,871	16,601	52,192	48,128

TOTAL BENEFITS AND EXPENSES	(15,688)	15,142	31,105	117,533

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	59,583	54,484	179,472	91,156

Income tax expense (benefit)	20,043	14,191	54,603	24,922

NET INCOME (LOSS)	$39,540	$40,293	$124,869	$66,234

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	44	30	20	(8)
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	1,194	(10,373)	(32,994)	(4,754)
Reclassification adjustment for (gains) losses included in net income	(1,519)	1,307	(4,776)	2,143

Net unrealized investment gains (losses)	(325)	(9,066)	(37,770)	(2,611)

Other comprehensive income (loss), before tax	(281)	(9,036)	(37,750)	(2,619)
Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	17	10	8	(3)
Net unrealized investment gains (losses)	(114)	(3,173)	(13,220)	(914)

Total	(97)	(3,163)	(13,212)	(917)
Other comprehensive income (loss), net of tax:	(184)	(5,873)	(24,538)	(1,702)

COMPREHENSIVE INCOME (LOSS)	$39,356	$34,420	$100,331	$64,532

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Unaudited Interim Statements of Equity

Nine Months Ended September 30, 2013 and 2012 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance, December 31, 2012	$2,000	$211,049	$409,342	$47,449	$669,840
Dividend to Parent	-	-	(155,000)	-	(155,000)
Contributed (distributed) capital-parent/child asset transfers	-	98	-	-	98
Comprehensive income (loss):
Net income (loss)	-	-	124,869	-	124,869
Other comprehensive income (loss), net of tax	-	-	-	(24,538)	(24,538)

Total comprehensive income (loss)	-	-	-	-	100,331

Balance, September 30, 2013	$2,000	$211,147	$379,211	$22,911	$615,269

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance, December 31, 2011	$2,000	$207,928	$305,281	$47,124	$562,333
Contributed (distributed) capital-parent/child asset transfers	-	3,121	-	-	3,121
Comprehensive income (loss):
Net income (loss)	-	-	66,234	-	66,234
Other comprehensive income (loss), net of tax	-	-	-	(1,702)	(1,702)

Total comprehensive income (loss)	-	-	-	-	64,532

Balance, September 30, 2012	$2,000	$211,049	$371,515	$45,422	$629,986

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Unaudited Interim Statements of Cash Flows

Nine Months Ended September 30, 2013 and 2012 (in thousands)

	2013	2012
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$124,869	$66,234
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	4,266	(14,918)
Interest credited to policyholders’ account balances	10,012	26,332
Realized investment (gains) losses, net	(10,866)	(5,575)
Amortization and other non-cash items	(8,944)	(6,999)
Change in:
Future policy benefits and other insurance liabilities	105,593	100,060
Reinsurance recoverables	(97,246)	(73,427)
Accrued investment income	1,331	679
Receivables from parent and affiliates	1,001	(6,720)
Payables to parent and affiliates	2,208	4,617
Deferred policy acquisition costs	(86,735)	(61,487)
Income taxes payable	77,984	29,787
Deferred sales inducements	(1,561)	(18,340)
Other, net	2,963	15,848

Cash flows from (used in) operating activities	$124,875	$56,091

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	$175,905	$117,449
Short-term investments	19,218	6,441
Policy loans	20,589	14,710
Ceded policy loans	(3,401)	(142)
Commercial mortgage and other loans	15,083	13,678
Other long-term investments	1,788	2,437
Equity securities, available for sale	6,630	2,660
Payments for the purchase/origination of:
Fixed maturities, available for sale	(103,885)	(133,093)
Short-term investments	(22,882)	(8,377)
Policy loans	(13,051)	(16,763)
Ceded policy loans	1,717	6,524
Commercial mortgage and other loans	(76,925)	(47,074)
Other long-term investments	(3,915)	(7,164)
Equity securities, available for sale	(5,253)	(2,508)
Notes receivable from parent and affiliates, net	(4,526)	1,370
Other, net	90	(54)

Cash flows from (used in) investing activities	$7,182	$(49,906)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Policyholders’ account deposits	$177,370	$148,220
Ceded policyholders’ account deposits	(100,737)	(39,838)
Policyholders’ account withdrawals	(92,821)	(93,262)
Ceded policyholders’ account withdrawals	6,057	600
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	6,474	(16,072)
Dividend to parent	(155,000)	-
Contributed/Distributed capital-parent/child asset transfers	150	-
Net change in financing arrangements (maturities 90 days or less)	-	1,010
Drafts outstanding	358	(1,273)

Cash flows from (used in) financing activities	$(158,149)	$(615)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,092)	5,570
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	50,596	26,723

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,504	$32,293

See Notes to Unaudited Interim Financial Statements

Significant Non Cash Transactions

Cash Flows from Investing Activities for the nine months ended September 30, 2012 Unaudited Interim Statement of Cash Flows excludes $202 million of decreases in fixed maturities, available for sale and commercial mortgages related to the coinsurance transaction between the Company and PAR U, an affiliate. The assets transferred included $156 million of consideration for the initial premium due under the coinsurance agreement with this affiliate and $46 million to Prudential Financial, the Company’s ultimate parent company, to settle tax expenses arising from this coinsurance transaction. See Note 8 to the Unaudited Interim Financial Statements for more information on related party transactions.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements

1.    BUSINESS AND BASIS OF PRESENTATION

Pruco Life Insurance Company of New Jersey, or the (“Company”), is a wholly owned subsidiary of the Pruco Life Insurance Company, or (“Pruco Life”), which in turn is a wholly owned subsidiary of The Prudential Insurance Company of America, (“Prudential Insurance”). Prudential Insurance is an indirect wholly owned subsidiary of Prudential Financial, Inc., or (“Prudential Financial”). The Company is a stock life insurance company organized in 1982 under the laws of the State of New Jersey. It is licensed to sell life insurance and annuities, primarily through affiliated and unaffiliated distributors, in New Jersey and New York only.

Basis of Presentation

The Unaudited Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).

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

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Investments in Debt and Equity Securities and Commercial Mortgage and Other Loans

The Company’s investments in debt and equity securities include fixed maturities, equity securities, and short-term investments. The accounting policies related to these, as well as commercial mortgage and other loans, are as follows:

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

Realized investment gains (losses) are computed using the specific identification method. Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for net other-than-temporary impairments recognized in earnings. Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, allowance for losses on commercial mortgage and other loans, and fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment. See “Derivative Financial Instruments” below for additional information regarding the accounting for derivatives.

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

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, values of securities or commodities, credit spreads, market volatility, expected returns, and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and non-performance risk used in valuation models. Derivative financial instruments generally used

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

by the Company include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter (“OTC”) market. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models.

Derivatives are used to manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed in detail below and in Note 5, all realized and unrealized changes in fair value of derivatives are recorded in current earnings, with the exception of the effective portion of cash flow hedges. Cash flows from derivatives are reported in the operating, investing, or financing activities sections in the Unaudited Interim Statements of Cash Flows based on the nature and purpose of the derivative.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

Income Taxes

The Company determines its interim tax provision using the annual effective tax rate methodology in accordance with the authoritative guidance. The increase in the income tax expense for the three and nine months ended September 30, 2013 and change in effective tax rate was primarily driven by an increase in pre-tax income for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012.

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

In July 2013, the FASB issued new guidance regarding derivatives. The guidance permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting, in addition to the United States Treasury rate and London Inter-Bank Offered Rate (“LIBOR”). The guidance also removes the restriction on using different benchmark rates for similar hedges. The guidance is effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 and should be applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s financial position, results of operations, and financial statement disclosures.

Future Adoption of New Accounting Pronouncements

In July 2013, the FASB issued updated guidance regarding the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This new guidance is effective for interim or annual reporting periods that begin after December 15, 2013, and should be applied prospectively, with early application permitted. This guidance is not expected to have a significant effect on the Company’s financial position, results of operations, and financial statement disclosures.

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$25,392	$3,698	$-	$29,090	$-
Obligations of U.S. states and their political subdivisions	4,782	6	175	4,613	-
Foreign government bonds	11,474	1,004	-	12,478	-
Public utilities	100,457	4,504	1,505	103,456	-
All other corporate securities	613,250	37,221	6,246	644,225	(45)
Asset-backed securities (1)	59,159	1,589	133	60,615	(102)
Commercial mortgage-backed securities	65,371	4,327	15	69,683	-
Residential mortgage-backed securities (2)	29,484	2,943	50	32,377	(296)

Total fixed maturities, available-for-sale	$909,369	$55,292	$8,124	$956,537	$(443)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Equity securities, available-for-sale
Common Stocks:
Industrial, miscellaneous & other	$-	$-	$-	$-
Mutual Funds	61	-	3	58
Non-redeemable preferred stocks	53	22	-	75

Total equity securities, available-for-sale	$114	$22	$3	$133

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $1 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$25,681	$5,627	$-	$31,308	$-
Obligations of U.S. states and their political subdivisions	2,787	162	-	2,949	-
Foreign government bonds	11,523	1,627	-	13,150	-
Public utilities	96,733	9,761	-	106,494	-
All other corporate securities	646,447	58,447	362	704,532	(45)
Asset-backed securities (1)	61,578	1,944	95	63,427	(2,278)
Commercial mortgage-backed securities	70,799	7,433	9	78,223	-
Residential mortgage-backed securities (2)	61,117	4,871	-	65,988	(331)

Total fixed maturities, available-for-sale	$976,665	$89,872	$466	$1,066,071	$(2,654)

Equity securities, available-for-sale
Common Stocks:
Industrial, miscellaneous & other (4)	$183	$67	$-	$250
Mutual Funds (4)	67	2	5	64
Non-redeemable preferred stocks	1,053	14	-	1,067

Total equity securities available-for-sale	$1,303	$83	$5	$1,381

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $3 million of net unrealized gains or losses on impaired available-for-sale securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.
(4)	Prior period has been reclassified to conform to the current period presentation.

The amortized cost and fair value of fixed maturities by contractual maturities at September 30, 2013, are as follows:

	Available-for-Sale
	Amortized	Fair
	Cost	Value
	(in thousands)
Due in one year or less	$58,357	$59,760
Due after one year through five years	247,358	267,566
Due after five years through ten years	214,827	229,990
Due after ten years	234,813	236,546
Asset-backed securities	59,159	60,615
Commercial mortgage-backed securities	65,371	69,683
Residential mortgage-backed securities	29,484	32,377

Total	$909,369	$956,537

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

The following table depicts the sources of fixed maturity proceeds, equity security proceeds, and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$12,250	$2,942	$71,415	$8,927
Proceeds from maturities/repayments	35,539	31,180	104,474	108,762
Gross investment gains from sales, prepayments, and maturities	1,435	10,609	4,899	12,427
Gross investment losses from sales and maturities	-	(1)	(311)	(1)
Equity securities, available-for-sale
Proceeds from sales	$6,342	$2,660	$6,630	$2,660
Proceeds from maturities/repayments	-	-	-	-
Gross investment gains from sales	483	146	587	146
Gross investment losses from sales	(393)	-	(393)	-
Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$-	$(960)	$-	$(1,470)
Writedowns for impairments on equity securities	(6)	(31)	(6)	(152)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of the impairment.

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

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(in thousands)
Balance, beginning of period	$718	$2,411
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(14)	(1,659)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	-	-
Credit loss impairment recognized in the current period on securities not previously impaired	-	-
Additional credit loss impairments recognized in the current period on securities previously impaired	-	-
Increases due to the passage of time on previously recorded credit losses	15	36
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	-	(69)

Balance, end of period	$719	$719

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(in thousands)
Balance, beginning of period	$2,499	$3,438
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(69)	(944)
Credit loss impairments previously recognized on securities impaired to fair value during the period	-	-
Credit loss impairment recognized in the current period on securities not previously impaired	-	-
Additional credit loss impairments recognized in the current period on securities previously impaired	70	70
Increases due to the passage of time on previously recorded credit losses	16	61
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(114)	(223)

Balance, end of period	$2,402	$2,402

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

Trading Account Assets

The following table sets forth the composition of “Trading account assets” as of the dates indicated:

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Trading account assets	(in thousands)
Equity securities (1)	$1,695	$1,415	$1,695	$1,390

(1)	Included in equity securities are perpetual preferred stock securities that have characteristics of both debt and equity securities.

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income” was less than ($0.1) million and ($0.2) million of losses during the three months ended September 30, 2013 and 2012, respectively, and was less than $0.1 million of gains and ($0.2) million of losses during the nine months ended September 30, 2013 and 2012, respectively.

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	September 30, 2013		December 31, 2012
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and other loans by property type:
Industrial	$38,999	14.1%	$36,691	16.5%
Retail	70,297	25.4	64,591	29.0
Apartments/Multi-Family	72,414	26.2	60,663	27.2
Office	30,654	11.1	18,534	8.3
Hospitality	24,296	8.8	9,742	4.4
Other	21,633	7.8	12,211	5.5

Total commercial mortgage loans	258,293	93.4	202,432	90.9
Agricultural property loans	18,196	6.6	20,458	9.1

Total commercial and agricultural mortgage loans by property type	276,489	100.0%	222,890	100.0%

Valuation allowance	(1,782)		(1,162)

Total net commercial and agricultural mortgage loans by property type	274,707		221,728

Other Loans
Uncollateralized loans	8,410		-

Total other loans	8,410		-

Total commercial mortgage and other loans	$283,117		$221,728

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States, Canada, and Asia with the largest concentrations in Illinois (15%), Texas (14%), and New York (11%) at September 30, 2013.

Activity in the allowance for losses for all commercial mortgage and other loans as of the dates indicated, is as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Allowance for losses, beginning of year	$1,162	$1,410
Addition to / (release of) allowance of losses	620	(248)

Allowance for losses, end of year (1)	$1,782	$1,162

(1)	Agricultural loans represent $0.03 million of the ending allowance at both September 30, 2013 and December 31, 2012, respectively.

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	September 30, 2013	December 31, 2012
	(in thousands)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment (1)	$-	$-
Ending balance: collectively evaluated for impairment (2)	1,782	1,162

Total ending balance	$1,782	$1,162

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

	September 30, 2013	December 31, 2012
	(in thousands)
Recorded Investment: (3)
Ending balance gross of reserves: individually evaluated for impairment (1)	$-	$-
Ending balance gross of reserves: collectively evaluated for impairment (2)	284,899	222,890

Total ending balance, gross of reserves	$284,899	$222,890

(1)	There were no agricultural or uncollateralized loans individually evaluated for impairments at September 30, 2013 and December 31, 2012.
(2)	Agricultural loans collectively evaluated for impairment had a recorded investment of $18 million and $20 million with no related allowances at September 30, 2013 and December 31, 2012, respectively. Uncollateralized loans collectively evaluated for impairment had a recorded investment of $8 million and $0 million at September 30, 2013 and December 31, 2012, respectively, and no related allowance for both periods.
(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. As of both September 30, 2013 and December 31, 2012, there were no impaired commercial mortgages identified in management’s specific review.

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. As of both September 30, 2013 and December 31, 2012, the Company held no such loans. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

As described in Note 2, loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage and other loans. As of September 30, 2013 and December 31, 2012, 99% of the $276 million recorded investment and 98% of the $218 million recorded investment, respectively, had a loan-to-value ratio of less than 80%. As of both September 30, 2013 and December 31, 2012, 98% of the recorded investment had a debt service coverage ratio of 1.0X or greater. As of September 30, 2013, approximately $7 million or 2% of the recorded investment had a loan-to-value ratio greater than 100% or debt service coverage ratio less than 1.0X, reflecting loans where the mortgage amount exceeds the collateral value or where current debt payments are greater than income from property operations; none of which related to agricultural or uncollateralized loans. As of December 31, 2012, approximately $4 million or 2% of the recorded investment had a loan-to-value ratio greater than 100% or debt service coverage ratio less than 1.0X; none of which related to agricultural or uncollateralized loans.

As of September 30, 2013 and December 31, 2012, all commercial mortgage and other loans were in current status. The Company defines current in its aging of past due commercial mortgage and agricultural loans as less than 30 days past due.

There were no commercial mortgage and other loans in nonaccrual status as of September 30, 2013 and December 31, 2012. Nonaccrual loans are those on which the accrual of interest has been suspended after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability and loans for which a loan specific reserve has been established. See Note 2 for further discussion regarding nonaccrual status loans.

For the three months ended September 30, 2013 and December 31, 2012, there were no commercial mortgage and other loans sold or acquired.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of September 30, 2013 and December 31, 2012, there were no additional funds the Company has committed to provide to borrowers involved in a troubled debt restructuring. During the three and nine months ended September 30, 2013, there were no new troubled debt restructurings related to commercial mortgage loans, and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the 12 months preceding each respective period.

Net Investment Income

Net investment income for the three and nine months ended September 30, 2013 and 2012, were from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Fixed maturities, available-for-sale	$11,285	$14,460	$34,947	$43,717
Equity securities, available-for-sale	-	1	-	9
Trading account assets	3	4	9	12
Commercial mortgage and other loans	3,357	3,790	9,722	10,512
Policy loans	2,582	2,340	7,380	7,035
Short-term investments and cash equivalents	9	27	56	55
Other long-term investments	311	2,919	1,138	3,508

Gross investment income	17,547	23,541	53,252	64,848
Less: investment expenses	(849)	(918)	(2,556)	(2,704)

Net investment income	$16,698	$22,623	$50,696	$62,144

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and nine months ended September 30, 2013 and 2012, were from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Fixed maturities	$1,435	$9,649	$4,588	$10,956
Equity securities	84	114	188	(6)
Commercial mortgage and other loans	(52)	3,533	(620)	3,613
Short-term investments and cash equivalents	1	-	2	-
Joint ventures and limited partnerships	(2)	-	(11)	-
Derivatives	(18,514)	(13,459)	6,719	(8,988)

Realized investment gains (losses), net	$(17,048)	$(163)	$10,866	$5,575

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the nine months ended September 30, 2013 and 2012 are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2012	$43	$47,406	$47,449
Change in other comprehensive income before reclassifications	20	(32,995)	(32,975)
Amounts reclassified from AOCI	-	(4,776)	(4,776)
Income tax benefit (expense)	(7)	13,220	13,213

Balance, September 30, 2013	$56	$22,855	$22,911

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2011	$22	$47,102	$47,124
Change in component during period (2)	(5)	(1,697)	(1,702)

Balance, September 30, 2012	$17	$45,405	$45,422

(1)	Includes cash flow hedges of ($2) million and ($1) million as of September 30, 2013 and December 31, 2012, respectively, and $0 million and ($1) million as of September 30, 2012 and December 31, 2011, respectively.
(2)	Net of taxes.

Reclassifications out of Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate (3)	$(188)	$(153)

Net unrealized investment gains (losses) on available-for-sale securities (4)	1,707	4,929

Total net unrealized investment gains (losses)	1,519	4,776

Total reclassifications for the period	$1,519	$4,776

(1)	All amounts are shown before tax.
(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

(3)	See Note 5 for additional information on cash flow hedges.
(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, future policy benefits and policyholders’ account balances.

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2012	$230	$95	$164	$(172)	$317
Net investment gains (losses) on investments arising during the period	78	-	-	(27)	51
Reclassification adjustment for (gains) losses included in net income	(141)	-	-	49	(92)
Reclassification adjustment for OTTI losses excluded from net income (1)	-	-	-	-	-
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	-	(676)	-	237	(439)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	-	-	(40)	14	(26)

Balance, September 30, 2013	$167	$(581)	$124	$101	$(189)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments (1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2012	$89,750	$(26,309)	$9,001	$(25,354)	$47,088
Net investment gains (losses) on investments arising during the period	(39,209)	-	-	13,723	(25,486)
Reclassification adjustment for (gains) losses included in net income	(4,635)	-	-	1,622	(3,013)
Reclassification adjustment for OTTI losses excluded from net income (2)	-	-	-	-	-
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	-	12,493	-	(4,372)	8,121
Impact of net unrealized investment (gains) losses on future policy benefits balances and policyholders’ account balances	-	-	(5,640)	1,974	(3,666)

Balance, September 30, 2013	$45,906	$(13,816)	$3,361	$(12,407)	$23,044

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	September 30, 2013	December 31, 2012
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$167	$230
Fixed maturity securities, available-for-sale—all other	47,001	89,176
Equity securities, available-for-sale	19	78
Derivatives designated as cash flow hedges (1)	(2,486)	(1,327)
Other investments	1,372	1,823

Net unrealized gains (losses) on investments	$46,073	$89,980

(1)	See Note 5 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2013
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
Obligations of U.S. states and their political subdivisions	$2,607	$175	$-	$-	$2,607	$175
Corporate securities	159,566	7,668	536	83	160,102	7,751
Commercial mortgage-backed securities	398	10	274	5	672	15
Asset-backed securities	11,410	71	595	62	12,005	133
Residential mortgage-backed securities	1,014	50	-	-	1,014	50

Total	$174,995	$7,974	$1,405	$150	$176,400	$8,124

Equity securities, available-for-sale	$38	$3	$-	$-	$38	$3

	December 31, 2012
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
Obligations of U.S. states and their political subdivisions	$-	$-	$-	$-	$-	$-
Corporate securities	20,938	241	1,014	121	21,952	362
Asset-backed securities	2,500	8	569	87	3,069	95
Commercial mortgage-backed securities	-	-	484	9	484	9
Residential mortgage-backed securities	-	-	-	-	-	-

Total	$23,438	$249	$2,067	$217	$25,505	$466

Equity securities, available-for-sale	$25	$5	$-	$-	$25	$5

The gross unrealized losses, related to fixed maturities at September 30, 2013 and December 31, 2012, are composed of $7.9 million and $0.2 million, respectively, related to high or highest quality securities based on National Association of Insurance Commissioners, or “NAIC”, or equivalent rating and $0.2 million and $0.3 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At both September 30, 2013 and December 31, 2012, none of the gross unrealized losses represented declines in value of greater than 20%. At both September 30, 2013 and December 31, 2012, the $0.2 million of gross unrealized losses of twelve months or more were concentrated in

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

asset-backed securities and corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at September 30, 2013 or December 31, 2012. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At September 30, 2013, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

At September 30, 2013, none of the gross unrealized losses related to equity securities, represented declines in value of greater than 20%, all of which have been in that position for less than nine months. At December 31, 2012, none of the gross unrealized losses represented declines of greater than 20%, all of which have been in that position for less than nine months. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at September 30, 2013 or December 31, 2012.

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

Level 3 - Fair value is based on at least one or more significant unobservable inputs for the asset or liability. The assets and liabilities in this category may require significant judgment or estimation in determining the fair value. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, certain real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits.

Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of September 30, 2013
	Level 1	Level 2	Level 3	Netting (1)	Total

	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$29,090	$-	$-	$29,090
Obligations of U.S. states and their political subdivisions	-	4,613	-	-	4,613
Foreign government bonds	-	12,478	-	-	12,478
Corporate securities	-	743,096	4,585	-	747,681
Asset-backed securities	-	36,646	23,969	-	60,615
Commercial mortgage-backed securities	-	69,683	-	-	69,683
Residential mortgage-backed securities	-	32,377	-	-	32,377

Sub-total	-	927,983	28,554	-	956,537
Trading account assets:
Equity securities	-	-	1,415	-	1,415

Sub-total	-	-	1,415	-	1,415
Equity securities, available for sale:	-	57	76	-	133
Short-term investments	896	4,998	-	-	5,894
Cash equivalents	1,579	7,998	-	-	9,577
Other long-term investments	-	8,079	-	(5,515)	2,564
Reinsurance recoverables	-	-	22,495	-	22,495

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

	As of September 30, 2013
	Level 1	Level 2	Level 3	Netting (1)	Total

	(in thousands)
Receivables from parents and affiliates	$-	$7,225	$4,128	$-	$11,353

Sub-total excluding separate account assets	2,475	956,340	56,668	(5,515)	1,009,968
Separate account assets (2)	34,907	9,498,682	6,504	-	9,540,093

Total assets	$37,382	$10,455,022	$63,172	$(5,515)	$10,550,061

Future policy benefits	-	-	41,569	-	41,569
Other liabilities	-	5,515	-	(5,515)	-

Total liabilities	$-	$5,515	$41,569	$(5,515)	$41,569

	As of December 31, 2012
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$31,308	$-	$-	$31,308
Obligations of U.S. states and their political subdivisions	-	2,949	-	-	2,949
Foreign government bonds	-	13,150	-	-	13,150
Corporate securities	-	804,953	6,073	-	811,026
Asset-backed securities	-	45,126	18,301	-	63,427
Commercial mortgage-backed securities	-	78,223	-	-	78,223
Residential mortgage-backed securities	-	65,988	-	-	65,988

Sub-total	-	1,041,697	24,374	-	1,066,071
Trading account assets:
Equity securities	-	-	1,390	-	1,390

Sub-total	-	-	1,390	-	1,390
Equity securities, available for sale:	250	64	1,067	-	1,381
Short-term investments	2,226	-	-	-	2,226
Cash equivalents	-	49,774	-	-	49,774
Other long-term investments	-	24,328	-	(12,090)	12,238
Reinsurance recoverables	-	-	85,166	-	85,166
Receivables from parents and affiliates	-	7,940	998	-	8,938

Sub-total excluding separate account assets	2,476	1,123,803	112,995	(12,090)	1,227,184
Separate account assets (2)	21,876	8,345,703	6,201	-	8,373,780

Total assets	$24,352	$9,469,506	$119,196	$(12,090)	$9,600,964

Future policy benefits	-	-	116,673	-	116,673
Other liabilities	-	12,090	-	(12,090)	-

Total liabilities	$-	$12,090	$116,673	$(12,090)	$116,673

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information with an internally-developed valuation. As of September 30, 2013 and December 31, 2012, over-rides on a net basis were not material. Pricing service over-rides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

The majority of the Company’s derivative positions are traded in the OTC derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models that utilize actively quoted or observable market input values from external market data providers, third-party pricing vendors and/or recent trading activity. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value. The fair values of most OTC derivatives, including interest rate, cross currency swaps, currency forward contracts and single name credit default swaps are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key inputs include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, non-performance risk, volatility and other factors.

The Company’s cleared interest rate swaps and credit derivatives linked to an index are valued using models that utilize actively quoted or observable market inputs obtained from external market data providers, third-party pricing vendors and/or recent trading activity. These derivatives are classified as Level 2 in the fair value hierarchy.

To reflect the market’s perception of its own and the counterparty’s non-performance risk, the Company incorporates additional spreads over LIBOR into the discount rate used in determining the fair value of OTC derivative assets and liabilities that are not otherwise collateralized.

Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models, such as Monte Carlo simulation models and other techniques that utilize significant unobservable inputs. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to external broker-dealer values. As of September 30, 2013 and December 31, 2012, all derivatives were classified within Level 2. See Note 5 for more details on the fair value of derivative instruments by primary underlying.

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

Reinsurance Recoverables – Reinsurance recoverables carried at fair value include the reinsurance of our living benefit guarantees on certain of our variable annuities. These guarantees are accounted for as embedded derivatives and are recorded in “Reinsurance Recoverables” or “Other Liabilities” when fair value is in an asset or liability position, respectively. The methods and assumption used to estimate the fair value are consistent with those described below in “Future Policy Benefits.” The reinsurance agreements covering these guarantees are derivatives with fair value determined in the same manner as the living benefit guarantee.

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

Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data, such as available industry studies or market transactions such as acquisitions and reinsurance transactions. These assumptions are generally updated in the third quarter of each year unless a material change that the Company feels is indicative of a long term trend is observed in an interim period.

Transfers between Levels 1 and 2 – There were no transfers between Levels 1 and 2 for the three and nine months ended September 30, 2013. During the nine months ended September 30, 2012, $2.7 million of equity securities, available for sale transferred from Level 1 to Level 2. The assets that transferred were mutual funds that were priced on a net asset value. This transfer was the result of an ongoing monitoring assessment of pricing inputs to ensure appropriateness of the level classification in the fair value hierarchy. During the three months ended September 30, 2012, there were no transfers between level 1 and 2. Transfers between levels are generally reported at the values as of the beginning of the period in which the transfers occur.

Level 3 Assets and Liabilities by Price Source – The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of September 30, 2013
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$4,585	$-	$4,585
Asset-backed securities	53	23,916	23,969
Equity securities	76	1,415	1,491
Reinsurance recoverables	22,495	-	22,495
Receivables from parents and affiliates	-	4,128	4,128

Sub-total excluding separate account assets	27,209	29,459	56,668
Separate account assets	6,504	-	6,504

Total assets	$33,713	$29,459	$63,172

Future policy benefits	$41,569	$-	$41,569

Total liabilities	$41,569	$-	$41,569

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

	As of December 31, 2012
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$5,157	$916	$6,073
Asset-backed securities	56	18,245	18,301
Equity securities	1,067	1,390	2,457
Reinsurance recoverables	85,166	-	85,166
Receivables from parents and affiliates	-	998	998

Sub-total excluding separate account assets	91,446	21,549	112,995
Separate account assets	6,201	-	6,201

Total assets	$97,647	$21,549	$119,196

Future policy benefits	$116,673	$-	$116,673

Total liabilities	$116,673	$-	$116,673

(1)	Represents valuations which could incorporate both internally-derived and market inputs. See below for additional information related to internally-developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent non-binding broker quotes where pricing inputs are not readily available.

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of September 30, 2013
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:
Corporate securities	$4,585	Discounted cash flow	Discount rate	11.2%	15.0%	12.23%	Decrease
		Market comparables	EBITDA multiples (2)	6.0X	7.5X	6.09X	Increase
Reinsurance recoverables	$22,495	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits (3)	$41,569	Discounted cash flow	Lapse rate (4)	0%	11%		Decrease
			NPR spread (5)	0.08%	1.32%		Decrease
			Utilization rate (6)	70%	94%		Increase
			Withdrawal rate (7)	86%	100%		Increase
			Mortality rate (8)	0%	13%		Decrease
			Equity Volatility curve	16%	28%		Increase

	As of December 31, 2012
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:
Corporate securities	$5,157	Discounted cash flow	Discount rate	11.50%	17.50%	13.39%	Decrease
Reinsurance recoverables	$85,166	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits (3)	$116,673	Discounted cash flow	Lapse rate (4)	0%	14%		Decrease
			NPR spread (5)	0.20%	1.60%		Decrease
			Utilization rate (6)	70%	94%		Increase
			Withdrawal rate (7)	85%	100%		Increase
			Mortality rate (8)	0%	13%		Decrease
			Equity Volatility curve	19%	34%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.
(2)	EBITDA multiples represent multiples of earnings before interest, taxes, depreciation and amortization, and are amounts used when the reporting entity has determined that market participants would use such multiples when pricing the investments.
(3)	Future policy benefits primarily represent general account liabilities for the optional living benefit features of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(4)	Base lapse rates are adjusted at the contract level based on a comparison of the benefit amount and the current contractholder account value as well as other factors, such as the applicability of any surrender charges. A dynamic lapse adjustment reduces the base lapse rate when the benefit amount is greater than the account value, as in-the-money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

(5)	To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuation of individual living benefit contracts in a liability position and generally not to those in a contra-liability position. In determining the NPR spread, the Company reflects the financial strength ratings of the Company and its affiliates as these are insurance liabilities and senior to debt. The additional spread over LIBOR is determined by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium.
(6)	The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. These assumptions vary based on the product type, the age of the contractholder and the age of the contract. The impact of changes in these assumptions is highly dependent on the contract type and age of the contractholder at the time of the sale and the timing of the first lifetime income withdrawal.
(7)	The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.
(8)	Range reflects the mortality rate for the vast majority of business with living benefits, with contractholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%. Based on historical experience, the Company applies a set of age and duration specific mortality rate adjustments compared to standard industry tables. A mortality improvement assumption is also incorporated into the overall mortality table.

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

Future Policy Benefits – The unobservable contractholder behavior inputs related to the liability for the optional living benefit features of the Company’s variable annuity contracts included in future policy benefits are generally based on emerging experience, future expectations and other data. While experience for these products is still emerging, the Company expects efficient benefit utilization and withdrawal rates to generally be correlated with lapse rates. However, contractholder behavior is generally highly dependent on the facts and circumstances surrounding the individual contractholder, such as their liquidity needs or tax situation, which could drive lapse behavior independent of other contractholder behavior assumptions. The dynamic lapse adjustment assumes lower lapses when the benefit amount is greater than the account value, as in-the-money contracts are less likely to lapse. Therefore, to the extent more efficient contractholder behavior results in greater in-the-moneyness at the contract level, the dynamic lapse function will reduce lapse rates for those contracts. Similarly, to the extent that increases in equity volatility are correlated with overall declines in the capital markets, the dynamic lapse function will lower overall lapse rates as contracts become more in-the-money.

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

Other Invested Assets – Separate account assets include $6.5 million and $6.2 million of investments in real estate fund as of September 30, 2013 and December 31, 2012, respectively, that are classified as Level 3 and reported at fair value which is determined by the Company’s equity in net assets of the entities. Fair value estimates of real estate are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments are typically included in the Level 3 Classification. Key unobservable inputs to real estate valuation include capitalization rates, which ranged from 5.00% to 9.50% (7.08% weighted average) as of September 30, 2013 and 5.50% to 9.50% (7.30% weighted average) as of December 31, 2012 and discount rates which ranged from 7.00% to 11.00% (8.17% weighted average) as of September 30, 2013 and 7.00% to 11.50% (8.30% weighted average) as of December 31, 2012.

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

The Company has also established policies and guidelines that require the establishment of valuation methodologies and consistent application of such methodologies. These policies and guidelines govern the use of inputs and price source hierarchies and provide controls around the valuation processes. These controls include appropriate review and analysis of investment prices against market activity or indicators of reasonableness, approval of price source changes, price overrides, methodology changes and classification of fair value hierarchy levels. For optional living benefit features of the Company’s variable annuity products, the actuarial valuation unit periodically performs baseline testing of contract input data and

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

actuarial assumptions are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data, such as available industry studies. The valuation policies and guidelines are reviewed and updated as appropriate.

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

	Three Months Ended September 30, 2013
	Fixed Maturities Available For Sale
	Corporate Securities	Asset-Backed Securities	Trading Account Assets- Equity Securities	Equity Securities, Available for Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$4,650	$26,572	$1,440	$1,073
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	-	-	483
Asset management fees and other income	-	-	(25)	-
Included in other comprehensive income (loss)	(115)	71	-	2
Net investment income	9	48	-	-
Purchases	53	(1)	-	-
Sales	(1)	-	-	(1,482)
Issuances	-	-	-	-
Settlements	(11)	(724)	-	-
Transfers into Level 3 (2)	-	-	-	-
Transfers out of Level 3 (2)	-	-	-	-
Other (4)	-	(1,997)	-	-

Fair Value, end of period assets/(liabilities)	$4,585	$23,969	$1,415	$76

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$(25)	$-

	Three Months Ended September 30, 2013
	Receivables from Parents and Affiliates	Separate Account Assets (1)	Future Policy Benefits	Reinsurance Recoverables
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$2,149	$6,429	$35,400	$(37,310)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	-	(64,380)	49,371
Asset management fees and other income	-	-	-	-
Interest credited to policyholders’ account balances	-	75	-	-
Included in other comprehensive income (loss)	(18)	-	-	-
Net investment income	-	-	-	-
Purchases	1,997	-	-	10,434
Sales	(1,997)	-	-	-
Issuances	-	-	(12,589)	-
Settlements	-	-	-	-
Transfers into Level 3 (2)	-	-	-	-
Transfers out of Level 3 (2)	-	-	-	-
Other (4)	1,997	-		-

Fair Value, end of period assets/(liabilities)	$4,128	$6,504	$(41,569)	$22,495

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2013
	Receivables from Parents and Affiliates	Separate Account Assets (1)	Future Policy Benefits	Reinsurance Recoverables
	(in thousands)
Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$(64,766)	$49,559
Asset management fees and other income	$-	$-	$-	$-
Interest credited to policyholders’ account balances	$-	$75	$-	$-

	Nine Months Ended September 30, 2013
	Fixed Maturities - Available For Sale
	Corporate Securities	Asset-Backed Securities	Trading Account Assets- Equity Securities	Equity Securities, Available for Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$6,073	$18,301	$1,390	$1,067
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(86)	-	-	483
Asset management fees and other income	-	-	25	-
Interest credited to policyholders’ account balances	-	-	-	-
Included in other comprehensive income (loss)	19	129	-	8
Net investment income	25	206	-	-
Purchases	323	12,016	-	-
Sales	(1)	-	-	(1,482)
Issuances	-	-	-	-
Settlements	(827)	(4,686)	-	-
Transfers into Level 3 (2)	-	-	-	-
Transfers out of Level 3 (2)	(941)	-	-	-
Other (4)	-	(1,997)	-	-

Fair Value, end of period assets/(liabilities)	$4,585	$23,969	$1,415	$76

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$25	$-

	Nine Months Ended September 30, 2013
	Receivables from Parents and Affiliates	Separate Account Assets (1)	Future Policy Benefits	Reinsurance Recoverables
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$998	$6,201	$(116,673)	85,164
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	-	111,505	(92,634)
Asset management fees and other income	-	-	-	-
Interest credited to policyholders’ account balances	-	303	-	-
Included in other comprehensive income (loss)	(18)	-	-	-
Net investment income	-	-	-	-
Purchases	3,648	-	-	29,965
Sales	(2,497)	-	-	-
Issuances	-	-	(36,401)	-
Settlements	-	-	-	-
Transfers into Level 3 (2)	-	-	-	-
Transfers out of Level 3 (2)	-	-	-	-
Other (4)	1,997	-	-	-

Fair Value, end of period assets/(liabilities)	$4,128	$6,504	$(41,569)	22,495

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2013
	Receivables from Parents and Affiliates	Separate Account Assets (1)	Future Policy Benefits	Reinsurance Recoverables
	(in thousands)
Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$110,445	(92,005)
Asset management fees and other income	$-	$-	$-	-
Interest credited to policyholders’ account balances	$-	$302	$-	-

	Three Months Ended September 30, 2012
	Fixed Maturities Available For Sale
	Corporate Securities	Asset-Backed Securities	Commercial Mortgage- Backed Securities	Equity Securities, Available for Sale	Other Trading Account Assets- Equity Securities
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$7,346	$16,129	$2,666	$1,086	1,564
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(218)	-	-	(31)	-
Asset management fees and other income	-	-	-	-	(173)
Interest credited to policyholders’ account balances	-	-	-	-	-
Included in other comprehensive income (loss)	122	46	(170)	9	-
Net investment income	7	77	-	-	-
Purchases	14	-	-	-	-
Sales	-	-	-	-	-
Issuances	-	-	-	-	-
Settlements	(785)	(2,119)	(2,496)	-	-
Transfers into Level 3 (2)	-	200	-	-	-
Transfers out of Level 3 (2)	-	-	-	-	-

Fair Value, end of period assets/(liabilities)	$6,486	$14,333	$-	$1,064	1,391

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	-
Asset management fees and other income	$-	$-	$-	$-	(173)

	Three Months Ended September 30, 2012
	Reinsurance Recoverables	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$66,642	$6,039	$(90,556)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	23,057	-	(31,375)
Interest credited to policyholders’ account balances	-	47	-
Included in other comprehensive income (loss)	-	-	-
Net investment income	-	-	-
Purchases	7,687	-	-
Sales	-	-	-
Issuances	-	-	(9,726)
Settlements	-	-	-
Transfers into Level 3 (2)	-	-	-
Transfers out of Level 3 (2)	-	-	-

Fair Value, end of period assets/(liabilities)	$97,386	$6,086	(131,657)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$23,505	$-	$(31,923)
Asset management fees and other income	$-	$-	$-
Interest credited to policyholders’ account balances	$-	$46	$-

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2012
	Fixed Maturities Available For Sale
	Corporate Securities	Asset-Backed Securities	Commercial Mortgage- Backed Securities	Equity Securities, Available for Sale	Other Trading Account Assets- Equity Securities
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$1,755	$18,627	$-	$1,144	$1,569
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(718)	76	-	(63)	-
Asset management fees and other income	-	-	-	-	(178)
Included in other comprehensive income (loss)	119	316	(127)	(17)	-
Net investment income	4	275	-	-	-
Purchases	4,636	-	-	-	-
Sales	(30)	-	-	-	-
Issuances	-	-	-	-	-
Settlements	(1,082)	(4,897)	(2,496)	-	-
Transfers into Level 3 (2)	4,826	200	2,623	-	-
Transfers out of Level 3 (2)	(3,024)	(264)	-	-	-

Fair Value, end of period assets/(liabilities)	$6,486	$14,333	$-	$1,064	$1,391

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$-	$(179)

	Nine Months Ended September 30, 2012
	Other Long-Term Investments	Reinsurance Recoverables	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$18	$53,677	$5,995	$(76,996)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(18)	22,842	-	(27,839)
Asset management fees and other income	-	-	-	-
Interest credited to policyholders’ account balances	-	-	91	-
Included in other comprehensive income (loss)	-	-	-	-
Net investment income	-	-	-	-
Purchases	-	20,867	-	-
Sales	-	-	-	-
Issuances	-	-	-	(26,822)
Settlements	-	-	-	-
Transfers into Level 3 (2)	-	-	-	-
Transfers out of Level 3 (2)	-	-	-	-

Fair Value, end of period assets/(liabilities)	$-	$97,386	$6,086	(131,657)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$23,273	$-	$(28,616)
Asset management fees and other income	$-	$-	$-	$-
Interest credited to policyholders’ account balances	$-	$-	$90	$-

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Statements of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Other primarily represents reclasses of certain assets between reporting categories.

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

	September 30, 2013					December 31, 2012
	Fair Value				Carrying Amount (1)	Fair Value	Carrying Amount
	Level 1	Level 2	Level 3	Total	Total	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$-	$-	$291,123	$291,123	$283,117	$237,932	$221,728
Policy loans	-	-	220,412	220,412	175,059	254,824	173,622
Cash and cash equivalents	2,083	12,844	-	14,927	14,927	822	822
Accrued investment income	-	14,451	-	14,451	14,451	15,782	15,782
Receivables from parents and affiliates	-	19,189	-	19,189	19,109	20,462	20,284
Other assets	-	3,960	-	3,960	3,960	4,886	4,887

Total assets	$2,083	$50,444	$511,535	$564,062	$510,623	$534,708	$437,125

Liabilities:
Policyholders’ Account Balances - Investment Contracts	$-	$125,080	$10,961	$136,041	$138,559	$133,268	$134,119
Cash collateral for loaned securities	-	8,608	-	8,608	8,608	2,134	2,134
Short-term debt	-	24,243	-	24,243	24,000	24,377	24,000
Long-term debt	-	87,340	-	87,340	85,000	86,785	85,000
Payables to parent and affiliates	-	5,215	-	5,215	5,215	2,470	2,470
Other liabilities	-	38,039	-	38,039	38,039	35,792	35,792

Total liabilities	$-	$288,525	$10,961	$299,486	$299,421	$284,826	$283,515

(1)	Carrying values presented herein differ from those in the Company’s Unaudited Interim Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

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

The fair value of the living benefit feature embedded derivatives included in “Future policy benefits” was a liability of $42 million and $117 million as of September 30, 2013 and December 31, 2012, respectively. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re included in “Reinsurance recoverables” was an asset of $23 million and $85 million as of September 30, 2013 and December 31, 2012, respectively.

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

The table below provides a summary of the gross notional amount and fair value of derivatives contracts used in a non-broker-dealer capacity, excluding embedded derivatives which are recorded with the associated host, by the primary underlying. Many derivative instruments contain multiple underlyings.

	September 30, 2013			December 31, 2012
	Notional Amount	Gross Fair Value		Notional Amount	Gross Fair Value
Primary Underlying		Assets	Liabilities		Assets	Liabilities

	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Currency Swaps	$36,679	$-	$(2,663)	$22,332	$7	$(1,330)

Total Qualifying Hedges	$36,679	$-	$(2,663)	$22,332	$7	$(1,330)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest
Interest Rate Swaps	$57,200	$4,455	$-	$57,200	$9,353	$-
Credit
Credit Default Swaps	9,275	7	(331)	9,275	614	(369)
Currency/Interest Rate
Currency Swaps	10,370	-	(701)	9,115	-	(836)
Equity
Equity Options	1,870,001	3,617	(1,820)	1,870,001	14,354	(9,555)

Total Non-Qualifying Hedges	1,946,846	8,079	(2,852)	1,945,591	24,321	(10,760)

Total Derivatives (1)	$1,983,525	$8,079	$(5,515)	$1,967,923	$24,328	$(12,090)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $44 million and a liability of $119 million as of September 30, 2013 and December 31, 2012, respectively, included in “Future policy benefits” and “Fixed maturities, available-for-sale.”

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

	September 30, 2013
	Gross Amounts of Recognized Financial Instruments	Amounts Offset in the Statement of Financial Position	Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount

	(in thousands)
Offsetting of Financial Assets:
Derivatives	$8,079	$(5,515)	$2,564	$0	$2,564
Securities purchased under agreement to resell	12,844	0	12,844	(12,844)	0

Total Assets	$20,923	$(5,515)	$15,408	$(12,844)	$2,564

Offsetting of Financial Liabilities:
Derivatives	$5,515	$(5,515)	$0	$0	$0
Securities sold under agreement to repurchase	0	0	0	0	0

Total Liabilities	$5,515	$(5,515)	$0	$0	$0

	December 31, 2012
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount

	(in thousands)
Offsetting of Financial Assets:
Derivatives	$24,193	$(12,090)	$12,103	$0	$12,103
Securities purchased under agreement to resell	49,774	0	49,774	(49,774)	0

Total Assets	$73,967	$(12,090)	$61,877	$(49,774)	$12,103

Offsetting of Financial Liabilities:
Derivatives	$12,090	$(12,090)	$0	$0	$0
Securities sold under agreement to repurchase	0	0	0	0	0

Total Liabilities	$12,090	$(12,090)	$0	$0	$0

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Company’s Financial Statements included in its 2012 Annual Report on Form 10-K.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended September 30, 2013
		Realized Investment Gains/(Losses)		Net Investment Income		Other Income		Accumulated Other Comprehensive Income (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$	-	$	21	$	(209)	$	(1,470)

Total cash flow hedges		-		21		(209)		(1,470)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate		261		-		-		-
Currency		-		-		-		-
Currency/Interest Rate		(481)		-		(3)		-
Credit		(174)		-		-		-
Equity		(791)		-		-		-
Embedded Derivatives		(17,329)		-		-		-

Total non-qualifying hedges		(18,514)		-		(3)		-

Total	$	(18,514)	$	21	$	(212)	$	(1,470)

		Nine Months Ended September 30, 2013
		Realized Investment Gains/(Losses)		Net Investment Income		Other Income		Accumulated Other Comprehensive Income (1)
		(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$	-	$	52	$	(205)	$	(1,159)

Total cash flow hedges		-		52		(205)		(1,159)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate		(3,190)		-		-		-
Currency		-		-		-		-
Currency/Interest Rate		(206)		-		8		-
Credit		(784)		-		-		-
Equity		(3,001)		-		-		-
Embedded Derivatives		13,900		-		-		-

Total non-qualifying hedges		6,719		-		8		-

Total	$	6,719	$	52	$	(197)	$	(1,159)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

		Three Months Ended September 30, 2012
		Realized Investment Gains/(Losses)		Net Investment Income		Other Income		Accumulated Other Comprehensive Income (1)
		(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$	-	$	11	$	-	$	(465)

Total cash flow hedges		-		11		-		(465)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate		782		-		-		-
Currency		2		-		-		-
Currency/Interest Rate		(282)		-		(5)		-
Credit		2		-		-		-
Equity		-		-		-		-
Embedded Derivatives		(13,964)		-		-		-

Total non-qualifying hedges		(13,460)		-		(5)		-

Total	$	(13,460)	$	11	$	(5)	$	(465)

		Nine Months Ended September 30, 2012
		Realized Investment Gains/(Losses)		Net Investment Income		Other Income		Accumulated Other Comprehensive Income (1)
		(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$	-	$	10	$	14	$	144

Total cash flow hedges		-		10		14		144

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate		2,912		-		-		-
Currency		2		-		-		-
Currency/Interest Rate		(171)		-		(3)		-
Credit		(220)		-		-		-
Equity		-		-		-		-
Embedded Derivatives		(11,511)		-		-		-

Total non-qualifying hedges		(8,988)		-		(3)		-

Total	$	(8,988)	$	10	$	11	$	144

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

For the three and nine months ended September 30, 2013, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2012	$(1,327)
Net deferred gains (losses) on cash flow hedges from January 1 to September 30, 2013	(1,312)
Amount reclassified into current period earnings	153

Balance, September 30, 2013	$(2,486)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

As of September 30, 2013 the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 15 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Statements of Equity.

Credit Derivatives

The Company no longer has exposure from credit derivatives where it has written credit protection as of September 30, 2013 and December 31, 2012.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of September 30, 2013 and December 31, 2012, the Company had $9 million of outstanding notional amounts, reported at fair value as a liability of less than $1 million for both periods.

The Company holds certain externally managed investments in the European market which contain embedded derivatives whose fair values are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available-for-sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated other comprehensive income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these investments was $7 million at both September 30, 2013 and December 31, 2012. The fair value of the embedded derivatives included in “Fixed maturities, available-for-sale” was a liability of $2 million at September 30, 2013 and December 31, 2012.

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

6.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund $24 million of commercial loans as of September 30, 2013. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $11 million as of September 30, 2013.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. As of September 30, 2013, the aggregate range of reasonably possible losses in excess of accruals established is not currently estimable. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

In January 2013, a qui tam action on behalf of the State of Florida, Total Asset Recovery Services v. Met Life Inc., et al., Manulife Financial Corporation, et. al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Insurance Agency, LLC., filed in the Circuit Court of Leon County, Florida, was served on Prudential Insurance. The complaint alleges that Prudential Insurance failed to escheat life insurance proceeds to the State of Florida in violation of the Florida False Claims Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs. In March 2013, the Company filed a motion to dismiss the complaint. In August 2013, the court dismissed the complaint with prejudice. In September 2013, plaintiff filed an appeal in Florida’s Circuit Court of the Second Judicial Circuit in Leon County.

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

Reinsurance amounts included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Direct premiums	$45,849	$42,889	$138,236	$129,700
Premiums ceded	(42,639)	(39,559)	(128,532)	(119,619)

Premiums	$3,210	$3,330	$9,704	$10,081

Direct policy charges and fees	$57,494	$59,701	$175,039	$151,062
Policy charges and fees ceded	(25,713)	(25,589)	(62,997)	(44,984)

Policy charges and fees	$31,781	$34,112	$112,042	$106,077

Direct policyholders’ benefits	$45,376	$55,224	$148,706	$159,892
Policyholders’ benefits ceded	(47,807)	(47,023)	(134,811)	(129,444)

Policyholders’ benefits	$(2,431)	$8,201	$13,895	$30,449

Realized capital gains (losses) net, associated with derivatives	$46,943	$22,154	$(97,843)	$20,877

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

Reinsurance recoverables included in the Company’s Unaudited Interim Statements of Financial Position as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Domestic life insurance-affiliated	$936,647	$783,374
Domestic individual annuities-affiliated	22,811	85,203
Domestic life insurance-unaffiliated	2,753	1,545

	$962,211	$870,122

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

Substantially all reinsurance contracts are with affiliates as of September 30, 2013 and December 31, 2012. These contracts are described further in Note 8.

The gross and net amounts of life insurance face amount in force as of September 30, 2013 and 2012 were as follows:

	September 30, 2013	September 30, 2012
	(in thousands)
Gross life insurance face amount in force	$105,932,127	$100,611,102
Reinsurance ceded	(96,152,711)	(90,287,029)

Net life insurance face amount in force	$9,779,416	$10,324,073

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million for both the three months ended September 30, 2013 and 2012; and less than $1 million for both the nine months ended September 30, 2013 and 2012. The expense charged to the Company for the deferred compensation program was less than $1 million for both the three months ended September 30, 2013 and 2012; and less than $1 million for both the nine months ended September 30, 2013 and 2012.

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $1 million and less than $1 million for the three months ended September 30, 2013 and 2012, respectively; and $2 million and $1 million for the nine months ended September 30, 2013 and 2012, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee’s 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was less than $1 million for both the three months ended September 30, 2013 and 2012; and $1 million for both the nine months ended September 30, 2013 and 2012.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Incorporated (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $17 million and $32 million for the three months ended September 30, 2013 and 2012, respectively; and $57 million and $85 million for the nine months ended September 30, 2013 and 2012, respectively.

Corporate Owned Life Insurance

The Company has sold two Corporate Owned Life Insurance, or “COLI”, policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI contracts was $1,218 million and $1,195 million as of September 30, 2013 and December 31, 2012, respectively. Fees related to these COLI policies were $5 million and $4 million for the three months ended September 30, 2013 and 2012, respectively: and $13 million and $12 million for the nine months ended September 30, 2013 and 2012, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF.

Reinsurance with Affiliates

The Company participates in reinsurance with its affiliates PARCC, Pruco Re, or PAR TERM and PAR U, and its parent companies, Pruco Life and Prudential Insurance, in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential. The Company is not relieved of its primary obligation to the policyholder as a result of these agreements.

Reinsurance amounts included in the Company’s Unaudited Interim Statements of Financial Position as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Reinsurance recoverables	$962,211	$870,122
Policy loans	(11,879)	(13,368)
Deferred policy acquisition costs	(198,393)	(150,019)
Other liabilities (reinsurance payables)	33,377	36,704

The reinsurance recoverables by counterparty is broken out below.

	Reinsurance Recoverables
	September 30, 2013	December 31, 2012
	(in thousands)
PARCC	$451,196	$442,720
PAR TERM	73,406	50,283
Prudential Insurance	26,537	23,766
PAR U	380,078	261,318
Pruco Life	5,430	5,287
Pruco Re	22,811	85,203
Unaffiliated	2,753	1,545

Total reinsurance recoverables	$962,211	$870,122

Reinsurance amounts, included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Premiums	$(42,639)	$(39,559)	$(128,532)	$(119,619)
Policy charges and fee income	(25,713)	(25,589)	(62,997)	(44,984)
Net investment income	(269)	(76)	(415)	(76)
Interest credited to policyholders’ account balance	(2,767)	(1,869)	(7,697)	(1,869)
Policyholders’ benefits	(47,807)	(47,023)	(134,811)	(129,444)
Reinsurance expense allowances, net of capitalization and amortization	(2,333)	(8,296)	(22,109)	(18,934)
Realized investment gains (losses) net	46,943	22,154	(97,843)	20,877

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

Affiliated Asset Administration Fee Income

The Company participates in a revenue sharing agreement with AST Investment Services, Inc, formerly known as American Skandia Investment Services, Inc, whereby the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $7 million and $5 million for the three months ended September 30, 2013 and 2012, respectively, and $19 million and $14 million for the nine months ended September 30, 2013 and 2012, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

The Company participates in a revenue sharing agreement with Prudential Investments LLC, whereby the Company receives fee income from policyholders’ account balances invested in The Prudential Series Fund (“PSF”). Income received from Prudential Investments LLC, related to this agreement was $2 million for the three months ended September 30, 2013 and 2012, and $5 million for the nine months ended September 30, 2013 and 2012. These revenues are recorded as “Asset administration fees” in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Affiliated Investment Management Expenses

In accordance with an agreement with Prudential Investment Management, Inc. (“PIMI”), the Company pays investment management expenses to PIMI who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PIMI related to this agreement was less than $1 million for the three months ended September 30, 2013 and 2012, and $2 million for the nine months ended September 30, 2013 and 2012. These expenses are recorded as “Net Investment Income” in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Affiliated Asset Transfers

From time to time, the Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within Additional paid-in-capital (“APIC”) and Realized investment gain(loss), respectively.

Affiliate	Date	Transaction	Security Type	FV	BV	Additional Paid-in Capital, Net of Tax Increase/(Decrease)	Realized Investment Gain/(Loss)	Derivative Gain/(Loss)
						(in millions)
PAR U	Sep-12	Sale	Fixed Maturities and Commercial Mortgages	$156	$142	$-	$14	$(5)
Prudential Financial	Sep-12	Transfer Out	Fixed Maturities	46	41	3	-	-
Prudential Insurance	Sep-13	Sale	Commercial Mortgages	2	2	1	-	-

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

Debt Agreements

The Company is authorized to borrow funds up to $200 million from affiliates to meet its capital and other funding needs.

The following table provides the breakout of the Company’s short-term and long-term debt:

	Date Issued	Amount of Notes - September 30, 2013	Amount of Notes - December 31, 2012	Interest Rate	Date of Maturity
		(in thousands)
PFI	12/16/2011	44,000	44,000	2.65% - 3.61%	12/2013 - 12/2016
Washington Street Investment	12/17/2012	65,000	65,000	0.95% - 1.87%	12/2013 - 12/2017

Total Loans Payable to Affiliate		$109,000	$109,000

The total interest expense to the Company related to loans payable to affiliates was $0.6 million and $0.4 million for the three months ended September 30, 2013 and 2012, respectively, and $1.7 million and $1.2 million for the nine months ended September 30, 2013 and 2012, respectively.

Contributed Capital and Dividends

In June 2013, the Company paid a dividend in the amount of $155 million to Pruco Life.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A,”) addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of September 30, 2013, compared with December 31, 2012, and its results of operations for the three and nine months ended September 30, 2013 and 2012. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the years ended December 31, 2012, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company sells variable and fixed annuities, universal life insurance, variable life insurance and term life insurance primarily through affiliated and unaffiliated distributors in New Jersey and New York.

Regulatory Developments

On September 19, 2013, the Financial Stability Oversight Council (the “Council”) made a final determination that Prudential Financial should be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System (as a “Covered Company”) pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act. On October 18, 2013, Prudential Financial confirmed that it would not seek to rescind the final determination of the Council. As a Covered Company under the Dodd-Frank Act, Prudential Financial is now subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements (some of which are subject to future rulemaking) regarding risk-based capital and leverage, liquidity, stress-testing, overall risk management, resolution plans, early remediation, and credit concentration; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects as appropriate. Prudential Financial must also seek pre-approval from the Federal Reserve for the acquisition of certain companies engaged in financial activities. See “Business—Regulation” and “Risk Factors” included in our 2012 Annual Report on Form 10-K for more information regarding the potential impact of the Dodd-Frank Act on the Company, including as a result of these stricter prudential standards.

On July 18, 2013, the Financial Stability Board (the “FSB”), consisting of representatives of national financial authorities of the G20 nations, identified Prudential Financial as a global systemically important insurer (“G-SII”). U.S. financial regulators are thereby expected to enhance their regulation of Prudential Financial to achieve a number of regulatory objectives, including enhanced group-wide supervision, enhanced capital standards (including backstop capital and higher loss absorption capacity requirements), and development of a risk management plan (expected to be completed within 12 months of G-SII designation) and recovery and resolution plans (“RRP plans”; expected to be developed and agreed by the end of 2014). Higher loss absorption capacity requirements are expected to begin to be implemented in 2019.

At the direction of the FSB, the International Association of Insurance Supervisors (the “IAIS”) is developing a model framework (“ComFrame”) for the supervision of internationally active insurance groups (“IAIGs”) that contemplates “group wide supervision” across national boundaries. Prudential Financial qualifies as an IAIG. In October 2013, the IAIS announced that it expects to develop a risk-based global insurance capital standard by 2016 applicable to IAIGs, with full implementation scheduled to begin in 2019. In addition, the IAIS seeks to promote the financial stability of IAIGs by endorsing: uniform standards for insurer corporate governance and enterprise risk management; group-wide supervision of IAIGs; a framework for group capital adequacy assessment that accounts for group-wide risks; additional regulatory and disclosure requirements for insurance groups; and the establishment of ongoing supervisory colleges. In October 2013 several of Prudential Financial’s domestic and foreign insurance regulators convened a supervisory college. The purpose of the supervisory college is to promote ongoing supervisory coordination, facilitate the sharing of information among regulators and to enhance each regulator’s understanding of Prudential Financial’s risk profile.

ComFrame also requires each IAIG to conduct its own risk and solvency assessment (“ORSA”) to monitor and manage its overall solvency. In addition, state insurance regulators have focused attention on U.S. insurance solvency regulation pursuant to the NAIC’s “Solvency Modernization Initiative.” This initiative has resulted in the recent adoption of the NAIC Risk Management and Own Risk and Solvency Assessment model act which, following enactment at the state level, will require a large insurer beginning in 2015 to at least annually assess the adequacy of its and its group’s risk management and current and future solvency position.

At this time we cannot predict the final outcome of the above regulatory developments, including what additional capital requirements, compliance and regulatory costs, or other burdens may be imposed on the Company.

In addition, the NAIC, the New York State Department of Financial Services and other regulators have increased their focus on life insurers’ use of captive reinsurance companies. We cannot predict what, if any, changes may result from these reviews. If applicable insurance laws are changed in a way that impairs the use of captive reinsurance companies, our ability to write certain products and efficiently manage their associated risks could be adversely affected and we may need to increase prices on certain products, modify certain products or find alternate financing sources, any of which could adversely affect our competitiveness, capital and financial position and results of operations.

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

We offer variable annuities that provide our contractholders with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed death and living benefits. The benefit features contractually guarantee the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), and/or (3) the highest contract value on a specified date minus any withdrawals (“contract value”). We currently offer guarantees that are payable in the event of death, and withdrawal and income living benefits payable during specified periods. The majority of our current optional living benefits guarantees include, among other features, the ability to make withdrawals based on the highest daily contract value plus a minimum return, credited for a period of time. This guaranteed contract value is a notional amount that forms the basis for determination of periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value. The majority of our current optional living benefits can also be purchased with a companion optional death benefit, also based on a highest daily contract value. Certain inforce contracts include guaranteed benefits which are not currently offered, such as annuitization benefits and benefits payable at specified dates during the accumulation period. Late in the first quarter of 2013, we launched Prudential Defined Income Variable Annuity, or PDI, to complement the variable annuity products we offer with the highest daily benefit. PDI also provides for guaranteed lifetime withdrawal payments, but restricts contractholder asset allocation to a single bond sub-account within the separate accounts.

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

Our risk management strategy helps to limit our exposure to certain of these risks primarily through a combination of product design elements, our living benefits hedging program and affiliated reinsurance arrangements. The product design elements we utilize for certain products include, among others, asset allocation restrictions, minimum issuance age requirements, certain limitations on the amount of subsequent contractholder deposits and an asset transfer feature. The objective of the asset transfer feature, included in the majority of our variable annuity contracts with optional living benefits features and all new contracts sold with our highest daily living benefits feature, is to help mitigate our exposure to equity market risk and market volatility by transferring assets between certain variable investment sub-accounts selected by the annuity contractholder and investments that are expected to be more stable (e.g., a separate account bond fund sub-account portfolio or a fixed-rate account in the general account). The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. This occurs at the contractholder level, rather than at the fund level, which we believe enhances our risk mitigation. As of September 30, 2013 approximately $6.5 billion or 90% of total variable annuity account values contain a living benefit feature, compared to approximately $5.5 billion or 90% as of December 31, 2012. As of September 30, 2013 approximately $6.2 billion or 95% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $5.5 billion or 94% as of December 31, 2012.

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

Term Life Insurance

The Company offers a variety of term life insurance products which represent 71% of our net individual life insurance in force at September 30, 2013, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

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

Variable Life Insurance

The Company offers a number of individual variable life insurance products which represent 22% of our net individual life insurance in force at September 30, 2013. Variable products provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account and/or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates we determine that vary periodically based on our portfolio rate, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. Each product provides for the deduction of charges and expenses from the customer’s contract fund. The Company also offers a variable product that has the same basic features as our variable universal life product but also allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance.

A significant portion of the Company’s insurance profits are associated with our large in force block of variable policies. Profit patterns on these policies are not level and as the policies age, insureds generally begin paying reduced policy charges. This reduction in policy charges, coupled with net policy count and insurance in force runoff over time, reduces our expected future profits from this product line. Asset management fees and mortality and expense fees are a key component of variable life product profitability and vary based on the average daily net asset value. Due to policyholder options under some of the variable life contracts, lapses driven by periods of unfavorable equity market performance may occur on a lag with the market risk during this period being borne by the Company.

Universal Life Insurance

The Company offers universal life insurance products which represent 7% of our net individual life insurance in force at September 30, 2013. Universal life insurance products feature a fixed crediting rate that we determine and that may vary periodically based on portfolio returns, subject to certain minimums, flexible premiums and a choice of guarantees against lapse. Universal life policies provide for the deduction of charges and expenses from the policyholders’ contract fund.

The Company’s profits from universal life insurance are impacted by mortality and expense margins, interest spread on policyholder funds as well as the net interest spread on capital management activities related to a portion of the statutory reserves associated with these products.

Across our life insurance products, we offer two distinct living benefits options. Living Needs Benefit Rider allows the policy owner to receive a portion of the life insurance benefit if the insured is diagnosed with a terminal illness, or permanently confined to a nursing home, in advance of death of the insured, to use as needed. The remaining death benefit will be paid to the beneficiary upon the death of the insured. Benefit Access Rider provides the ability to accelerate up to the full amount of the policy’s death benefit in the event the insured becomes chronically ill or terminally ill. Receiving accelerated benefits under the rider will reduce, and in some cases, eliminate the policy’s death benefit payable to the beneficiary. Any remaining death benefit is paid to the beneficiary at time of the insured’s death.

Application of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, results of operations and financial position as reported in the Unaudited Interim Financial Statements could change significantly.

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•	Deferred policy acquisition (“DAC”) and other costs; including deferred sales inducements and value of business acquired;
•	Valuation of investments, including derivatives, and the recognition of other-than-temporary impairments;
•	Policyholder liabilities;
•	Taxes on income; and
•	Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

DAC and Other Costs

We amortize DAC and other costs over the expected lives of the respective contracts, based on our estimates of the level and timing of gross margins, gross profits, or gross premiums, depending on the type of contract. Variability in the level of amortization expense has historically been driven by our variable annuities and variable life insurance contracts, for which costs are amortized in proportion to total gross profits. In calculating gross profits for these contracts, we consider mortality, persistency, and other elements as well as rates of return on investments and the costs related to our guaranteed minimum death and guaranteed minimum income benefits. We estimate the amounts of gross profits that will be included in our U.S. GAAP results and utilize these estimates to calculate amortization rates and expense amounts.

We regularly evaluate and adjust the balances for DAC and other costs for the impact of actual gross profits and changes in our assumptions regarding estimated future gross profits on amortization rates. Additionally, in the third quarter of each year, we perform an annual comprehensive review and update of the assumptions used in evaluating these balances. For the review performed during the third quarter of 2013, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 5.9% near-term mean reversion equity rate of return as of September 30, 2013. The use of a mean reversion approach is a common industry practice. Under this approach, we consider historical equity returns over a period of time and initially adjust future projected equity returns over the next four years (the “near-term”) so that the assets are projected to grow at the long-term expected rate of return for the entire period. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 13%, we use our maximum future rate of return.

The weighted average rate of return assumptions for these businesses consider many factors specific to each business, including asset durations, asset allocations and other factors. We update the near term equity rates of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach, which assumes a convergence to the long-term equity expected rates of return. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits. The new required rate of amortization is also applied prospectively to future gross profits in calculating amortization in future periods. For additional information on our policies for DAC and other costs and for the remaining critical accounting estimates listed above, see our Annual Report on Form 10-K for the year ended December 31, 2012, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Financial Statements for a discussion of newly adopted accounting pronouncements.

Changes in Financial Position

September 30, 2013 versus December 31, 2012

Total assets increased $1,261 million, from $11,288 million at December 31, 2012 to $12,549 million at September 30, 2013.

Separate account assets increased $1,166 million, from $8,374 million at December 31, 2012 to $9,540 million at September 30, 2013, primarily driven by market appreciation and positive net flows from variable annuity new business sales.

Deferred policy acquisition costs increased by $98 million from $328 million at December 31, 2012, to $426 million at September 30, 2013. The increase is primarily driven by write-ups primarily associated with the impact of the mark-to-market of the reinsurance liability for living benefits and related hedge positions and the capitalization of commissions related to variable annuity new business sales.

Reinsurance recoverables increased $92 million from $870 million at December 31, 2012, to $962 million at September 30, 2013. The increase is primarily driven by higher term reserves and universal life policyholder account balances ceded under existing affiliated reinsurance agreements due to business growth. Partially offsetting this is a decrease related to the mark-to-market of the reinsurance recoverable related to the reinsured liability for variable annuity living benefits accounted for as embedded derivatives, primarily resulting from a decrease in the present value of future expected benefit payments driven by higher interest rates and changes in equity markets. See Note 8 to the Unaudited Interim Financial Statements for additional information regarding affiliated reinsurance transactions.

Partially offsetting the above increases was a decrease to invested assets of $51 million from $1,508 million at December 31, 2012 to $1,457 million at September 30, 2013 primarily due to unfavorable mark to market losses on investments due to rising interest rates.

Total liabilities increased by $1,315 million, from $10,619 million at December 31, 2012 to $11,934 million at September 30, 2013.

Separate account liabilities increased $1,166 million, offsetting the increase in separate account assets described above.

Policyholders’ account balances increased $121 million, from $1,222 million at December 31, 2012 to $1,343 million at September 30, 2013, primarily driven by universal life business growth.

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Operating results:
Revenues:
Annuity Products	$22,786	$22,613
Life Products and Other	21,109	47,013

	$43,895	$69,626

Benefits and expenses:
Annuity Products	$(22,133)	$(10,022)
Life Products and Other	6,445	25,164

	$(15,688)	$15,142

Income (loss) from Operations before Income Taxes
Annuity Products	$44,919	$32,635
Life Products and Other	14,664	21,849

	$59,583	$54,484

Annuity Products

Income (Loss) from Operations before Income Taxes

2013 to 2012 Three Month Comparison. Income from operations before income taxes increased $12 million from $33 million in the third quarter of 2012 to income of $45 million in the third quarter of 2013. Results for both periods include the impact on the amortization of DAC and DSI, and on reserves for the GMDB and GMIB features, of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions and of changes in the estimated profitability of the business, as discussed in more detail below.

The following table reflects the impact on the amortization of DAC/DSI and on the GMDB/GMIB reserves of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions, and of changes in the estimated profitability of the business.

	Three Months Ended September 30,
	2013	2012
	(1)
	(in millions)
Impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions	$39	$32
Impacts of changes in the estimated profitability of the business	12	2

Total	$51	$34

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC/DSI and for GMDB/GMIB reserve (increases) or decreases, respectively.

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

The impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions primarily relates to changes in the valuation of the reinsured living benefit liabilities related to NPR which we and the reinsurance affiliate believe to be non-economic, and choose not to hedge, and the change in the valuation of the liability due to annual review and update of assumptions. The favorable variance was primarily driven by a larger benefit in the current period driven by assumption updates compared to the prior year period, partially offset by a smaller benefit related to NPR losses in the current year period compared to the prior year period prior to assumption updates.

The impacts of changes in the estimated profitability of the business include adjustments to the reserves for the GMDB and GMIB features of our variable annuity products and to the amortization of DAC/DSI. These adjustments resulted in a net benefit of $12 million and $2 million in the third quarter of 2013 and 2012, respectively. The net benefit in the third quarter of 2013 primarily reflected the annual review and update of assumptions, driven by reductions to our lapse and GMIB utilization rate assumptions to reflect our review of emerging experience, future expectations and other data, and other refinements. The remaining net benefit also reflected the impact of positive market performance on customer accounts relative to our assumptions. The net benefit in the third quarter of 2012 is primarily driven by the impact of positive market performance on customer accounts relative to our assumptions, partially offset by the annual review and update of assumptions performed in that period, driven by reductions to our long-term interest and equity rate of return assumptions, as well as updates to actuarial assumptions and other refinements. For weighted average rate of return assumptions as of September 30, 2013 see “—Application of Critical Accounting Estimates” above.

Revenues, Benefits and Expenses

2013 to 2012 Three Month Comparison. Revenues remained relatively flat. Net realized investment losses increased by $8 million due to an unfavorable variance in the mark-to-market related to the embedded derivatives associated with our non-reinsured living benefit features and related hedges. Partially offsetting this was an increase of $7 million in policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on policyholders’ fund balances, primarily driven by higher average separate account asset balances due to market appreciation and positive net flows from new business sales.

Benefits and expenses decreased $12 million. This decrease was primarily driven by a favorable variance of $6 million in DAC amortization and $3 million in interest credited to policyholders’ account balances, which includes DSI amortization. Lower DAC and DSI amortization is related to the impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above. Also contributing was a decrease of $3 million in policyholders’ benefits, including changes in reserves, due to adjustments to the GMDB and GMIB reserves related to the impact of changes in the estimated profitability of the business, as discussed above.

Life Products and Other

Income (Loss) from Operations before Income Taxes

2013 to 2012 Three Month Comparison. Income from operations before income taxes decreased $7 million including a $3 million increase related to changes in our estimated profitability of the business resulting from our annual review and update of assumptions, which resulted in a $1 million net benefit in the current quarter compared to a $2 million net charge in the year ago quarter. The $1 million net benefit in the current quarter primarily reflects a favorable mortality assumption update while the $2 million net charge in the year ago quarter primarily reflected reductions to the long-term interest rate and equity return assumptions. Excluding the effect of the annual review and update of assumptions, income from operations before income taxes decreased $10 million. The decrease was primarily driven by a net $14 million realized gain in the third quarter of 2012 arising from the coinsurance agreement with PAR U including $19 million of realized gains related to asset transfers from the Company to PAR U, partially offset by a $5 million derivative loss related to the settlement of the initial premium payable to PAR U.

See Note 8 to the Unaudited Interim Financial Statements for more information on related party transactions.

Revenues, Benefits and Expenses

2013 to 2012 Three Month Comparison. Revenues decreased $26 million. Excluding the impact of our annual review and update of assumptions, as discussed above, revenues decreased $17 million. The decrease was primarily driven by a net $14 million realized gain in the third quarter of 2012 related to the coinsurance agreement with PAR U as discussed above. Lower net investment income reflecting the impact of the third quarter 2012 coinsurance agreement also contributed to the decline.

Benefits and expenses decreased $19 million. Excluding the impact of our annual review and update of assumptions, as discussed above, benefits and expenses decreased $8 million primarily reflecting the impact of the third quarter 2012 coinsurance agreement with PAR U.

See Note 8 to the Unaudited Interim Financial Statements for more information on related party transactions.

Results of Operations

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Operating results:
Revenues:
Annuity Products	$129,233	$80,734
Life Products and Other	81,344	127,955

	$210,577	$208,689

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Benefits and expenses:
Annuity Products	$(16,886)	$40,702
Life Products and Other	47,991	76,831

	$31,105	$117,533

Income (loss) from Operations before Income Taxes
Annuity Products	$146,119	$40,032
Life Products and Other	33,353	51,124

	$179,472	$91,156

Annuity Products

Income (Loss) from Operations before Income Taxes

2013 to 2012 Nine Month Comparison. Income (loss) from operations before income taxes increased $106 million from $40 million in 2012 to $146 million in 2013. Results for both periods include the impact on the amortization of DAC and DSI, and on reserves for the GMDB and GMIB features, of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions and of changes in the estimated profitability of the business, as discussed in more detail below.

Excluding these items, income (loss) from operations before income taxes increased $38 million, primarily driven by higher fee income, net of distribution costs, due to higher average variable annuity account values invested in separate accounts due to market appreciation and positive net flows from new business sales.

The following table reflects the impact on the amortization of DAC/DSI and on the GMDB/GMIB reserves of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions, and of changes in the estimated profitability of the business.

	Nine Months Ended September 30,
	2013	2012
	(1)
	(in millions)
Impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions	$83	$25
Impacts of changes in the estimated profitability of the business	14	3

Total	$97	$28

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC/DSI and for GMDB/GMIB reserve (increases) or decreases, respectively.

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

The impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions primarily relates to changes in the valuation of the reinsured living benefit liabilities related to NPR which we and the reinsurance affiliate believe to be non-economic, and choose not to hedge, and the change in the valuation of the liability due to annual review and update of assumptions. The favorable variance was primarily driven by a larger benefit in the current period due to larger NPR losses and assumption updates compared to the prior year period.

The impacts of changes in the estimated profitability of the business include adjustments to the reserves for the GMDB and GMIB features of our variable annuity products and to the amortization of DAC/DSI. These adjustments resulted in net benefits of $14 million and $3 million in the first nine months of 2013 and 2012, respectively. The net benefit in the first nine months of 2013 primarily reflected the annual review and update of assumptions, driven by reductions to our lapse and GMIB utilization rate assumptions to reflect our review of emerging experience, future expectations and other data, and other refinements. The remaining net benefit also reflected the impact of positive market performance on customer accounts relative to our assumptions. The net benefit in the first nine months of 2012 was primarily driven by the impact of positive market performance on customer accounts relative to our assumptions, partially offset by the annual review and update of assumptions performed in that period, driven by reductions to our long-term interest and equity rate of return assumptions, as well as updates to actuarial assumptions and other refinements. For weighted average rate of return assumptions as of September 30, 2013 see “—Application of Critical Accounting Estimates” above.

Revenues, Benefits and Expenses

2013 to 2012 Nine Month Comparison. Revenues increased $48 million. This increase was primarily driven by an increase of $21 million in net realized investment gains due to a favorable variance in the mark-to-market related to the embedded derivatives associated with our non-reinsured living benefit features and related hedges. Also contributing to the increase was an increase of $25 million in policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on policyholders’ fund balances, primarily driven by higher average separate account asset balances due to market appreciation and positive net flows from new business sales.

Benefits and expenses decreased $58 million. This decrease was primarily driven by a favorable variance of $43 million in DAC amortization and $14 million in interest credited to policyholders’ account balances, which includes DSI amortization. Lower DAC and DSI amortization is related to the impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above.

Life Products and Other

Income (Loss) from Operations before Income Taxes

2013 to 2012 Nine Month Comparison. Income from operations before income taxes decreased $18 million including a $3 million increase related to changes in our estimated profitability of the business resulting from our annual review and update of assumptions, which resulted in a $1 million net benefit in the current year compared to a $2 million net charge in the prior year. The $1 million net benefit in the current year primarily reflects a favorable mortality assumption update while the $2 million net charge in the prior year primarily reflected reductions to the long-term interest rate and equity return assumptions. Excluding the effect of the annual review and update of assumptions, income from operations before income taxes decreased $21 million. The decrease includes a net $14 million realized gain in the third quarter of 2012 arising from the coinsurance agreement with PAR U including $19 million related to asset transfers from the Company to PAR U, partially offset by a $5 million derivative loss related to the settlement of the initial premium payable to PAR U. A decrease in universal life profits arising from the third quarter 2012 coinsurance agreement with PAR U also contributed to the decline.

See Note 8 to the Unaudited Interim Financial Statements for more information on related party transactions.

Revenues, Benefits and Expenses

2013 to 2012 Nine Month Comparison. Revenues decreased $47 million. Excluding the impact of our annual review and update of assumptions, as discussed above, revenues decreased $38 million The decrease includes lower policy charges and fees and lower net investment income reflecting the impact of the third quarter 2012 coinsurance agreement with PAR U as well as a net $14 million realized gain in the third quarter of 2012 related to the coinsurance agreement with PAR U as discussed above.

Benefits and expenses decreased $29 million. Excluding the impact of our annual review and update of assumptions, as discussed above, benefits and expenses decreased $18 million primarily reflecting the impact of the third quarter 2012 automatic coinsurance agreement with PAR U and lower death benefits.

See Note 8 to the Unaudited Interim Financial Statements for more information on related party transactions.

Income Taxes

The income tax provision amounted to an expense of $20 million and $14 million for the three months ended September 30, 2013 and 2012, respectively. The income tax provision amounted to an expense of $55 million and $25 million for the nine months ended September 30, 2013 and 2012, respectively. The increases in income tax expense were primarily driven by the increases in pre-tax income.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2004 through 2006 tax years will expire in March 2014, unless extended. The statute of limitations for the 2007 through 2009 tax years will expire in December 2014, unless extended. Tax years 2010 through 2012 are still open for IRS examination.

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. In May 2010, the IRS issued an Industry Director Directive (“IDD”) confirming that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. For the last several years, the revenue proposals included in the Obama Administration’s budgets included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s net income. These activities had no impact on the Company’s results for 2012, or for the nine months ended September 30, 2013.

For tax years 2007 through 2013, the Company is participating in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions contemporaneously during these tax years in order to reach agreement with the Company on how they should be reported in the tax returns. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax returns are filed. It is management’s expectation this program will shorten the time period between the filing of the Company’s federal income tax returns and the IRS’s completion of its examination of the returns.

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

Management monitors the liquidity of Prudential Financial, Prudential Insurance and the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our quarterly planning process. We believe that cash flows from the sources of funds available to us are sufficient to satisfy the current liquidity requirements of Prudential Financial and the Company, including reasonably foreseeable stress scenarios. We have a capital management framework in place that facilitates the allocation of capital and approval of capital uses, and we forecast capital sources and uses on a quarterly basis. We also employ a “Capital Protection Framework” to ensure the availability of capital resources in order to maintain adequate capitalization and competitive risk-based capital ratios under various stress scenarios.

In June 2013, the Company paid a dividend in the amount of $155 million to Pruco Life.

Capital

The Risk Based Capital, or RBC, ratio is a primary measure of the capital adequacy of the Company. RBC is determined by statutory guidelines and formulas that consider among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC is calculated based on statutory financial statements and risk formulas consistent with NAIC practices. The RBC ratio calculations are intended to assist insurance regulators in measuring the insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation, however, as of September 30, 2013 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

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

We employ a “Capital Protection Framework” to ensure that sufficient capital resources are available to maintain adequate capitalization and a competitive risk based capital ratio, under various stress scenarios. The Capital Protection Framework incorporates the potential impacts from market related stresses, including equity markets, interest rates, and credit losses. Potential sources of capital include on-balance sheet capital, derivatives, reinsurance and contingent sources of capital. Although we continue to enhance our approach, we believe we currently have access to sufficient resources to maintain adequate capitalization and a competitive RBC ratio under a range of potential stress scenarios.

Captive Reinsurance Companies

Prudential Financial uses captive reinsurance companies to more effectively manage our reserves and capital on an economic basis and to enable the aggregation and transfer of risks. The captive reinsurance companies assume business from affiliates only. To support the risks they assume, the captives are capitalized to a level we believe is consistent with our “AA” financial strength rating targets. All of the captive reinsurance companies are wholly-owned subsidiaries of Prudential Financial and are located domestically, typically in the state of domicile of the direct writing insurance subsidiary that cedes the majority of business to the captive. In addition to state insurance regulation, the captives are subject to internal policies governing their activities. Prudential Financial provides support to these captives through net worth maintenance agreements and in the normal course of business will contribute capital to the captives to support business growth and other needs. In addition, in connection with financing arrangements, Prudential Financial guarantees certain of the captives’ obligations.

Our life insurance business is subject to a regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX.” The regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that these levels of reserves are non-economic. Prudential Financial uses captive reinsurance companies to implement reinsurance and capital management actions to satisfy these reserve requirements by financing the non-economic reserves through the issuance of surplus notes by the captives, which are treated as capital for statutory purposes.

Prudential Financial manages certain risks associated with living benefit guarantees on certain variable annuity and retirement products through a domestic captive reinsurance company, Pruco Re. This enables Prudential Financial to aggregate these risks within Pruco Re and manage them more efficiently through a hedging program. The Company reinsures variable annuity living benefit guarantees to Pruco Re. In order for the Company to claim statutory reserve credit for business ceded to Pruco Re, Pruco Re must collateralize its obligation under the reinsurance agreement. This requirement is satisfied by Pruco Re depositing assets into statutory reserve credit trusts.

We believe Pruco Re currently maintains an adequate level of capital and has access to liquidity to support this hedging program. However, Pruco Re’s capital and liquidity needs can vary significantly due to, among other things, changes in equity markets, interest rates, mortality and policyholder behavior. Through its Capital Protection Framework, Prudential Financial maintains access to on-balance sheet and contingent sources of capital and liquidity that are available to meet these needs as they arise. As of September 30, 2013, the statutory reserve credit trusts required collateral of $17 million, a decrease of $131 million from December 31, 2012. Pruco Re has deposited assets into statutory reserve credit trusts to satisfy this requirement. The decrease was primarily driven by favorable equity markets.

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

Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity and public equity securities. As of September 30, 2013 and December 31, 2012 the Company had liquid assets of $988 million and $1,122 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $30.4 million and $52.8 million as of September 30, 2013 and December 31 2012, respectively. As of September 30, 2013, $900 million, or 94%, of the fixed maturity investments in company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $57 million, or 6%, of these fixed maturity investments were rated other than high or highest quality.

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

As we continue to underwrite term and universal life insurance business, including through the recently-acquired Hartford Life Business, we expect to have additional borrowing needs to finance non-economic reserves required under Regulation XXX and Guideline AXXX. We believe we have sufficient financing resources in place to meet our financing needs under Regulation XXX into 2014, and under Guideline AXXX through 2013. Based on an increased level of guaranteed universal life in force, we are pursuing a solution to address Guideline AXXX financing needs through 2014.

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, as of September 30, 2013. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factor contained in our 2012 Form 10-K titled “The Dodd-Frank Wall Street Reform and Consumer Protection Act has and will subject the Company, our parent and our affiliates to substantial additional federal regulation and we cannot predict the effect on our business, results of operations, cash flows or financial condition” is hereby updated to note that on September 19, 2013, the Financial Stability Oversight Council (the “Council”) made a final determination that Prudential Financial should be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System (as a “Covered Company”) pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act. On October 18, 2013, Prudential Financial confirmed that it would not seek to rescind the final determination of the Council. As a Covered Company under the Dodd-Frank Act, Prudential Financial is now subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements (some of which are subject to future rulemaking) regarding risk-based capital and leverage, liquidity, stress-testing, overall risk management, resolution plans, early remediation, and credit concentration; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects as appropriate. Prudential Financial must also seek pre-approval from the Federal Reserve for the acquisition of certain companies engaged in financial activities.

The risk factor titled “Our business is heavily regulated and changes in regulation may reduce our profitability” is hereby updated to note that in October 2013, the International Association of Insurance Supervisors (the “IAIS”) announced that it expects to develop a risk-based global insurance capital standard by 2016, with full implementation scheduled to begin in 2019. In addition, the IAIS seeks to promote the financial stability of IAIGs by endorsing: uniform standards for insurer corporate governance and enterprise risk management; group-wide supervision of IAIGs; a framework for group capital adequacy assessment that accounts for group-wide risks; additional regulatory and disclosure requirements for insurance groups; and the establishment of ongoing supervisory colleges. The IAIS is developing a model framework (“ComFrame”) for the supervision of IAIGs that contemplates “group wide supervision” across national boundaries. Prudential Financial qualifies as an IAIG. ComFrame requires each IAIG to conduct its own risk and solvency assessment (“ORSA”) to monitor and manage its overall solvency. Also, the National Association of Insurance Commissioners (“NAIC”) has recently adopted the NAIC Risk Management and Own Risk Solvency Assessment model act which, following enactment at the state level, will require a large insurer beginning in 2015 to at least annually assess the adequacy of its and its group’s risk management and current and future solvency position. In October 2013, several of Prudential Financial’s domestic and foreign insurance regulators convened a supervisory college. The purpose of the supervisory college is to promote ongoing supervisory coordination, facilitate the sharing of information among regulators and to enhance each regulator’s understanding of the Company’s risk profile.

In addition, the NAIC, the New York State Department of Financial Services and other regulators recently increased their focus on life insurers’ use of captive reinsurance companies. We cannot predict what, if any, changes may result from these reviews. If applicable insurance laws are changed in a way that impairs the use of captive reinsurance companies, our ability to write certain products and efficiently manage their associated risks could be adversely affected and we may need to increase prices on certain products, modify certain products or find alternate financing sources, any of which could adversely affect our competitiveness, capital and financial position and results of operations.

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

Date: November 13, 2013