Form 10-K
period 2013-12-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2014-03-10
CIK 1038509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T ((§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

State the aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

As of March 10, 2014, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Prudential Financial, Inc.’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2014, to be filed by Prudential Financial, Inc. with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2013.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (I) (1) (a) and (b) on Form 10-K

and is therefore filing this Form with reduced disclosure.

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement, with regard to variable annuity or other product guarantees; (5) any inability to access our credit facilities; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, longevity, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs; (9) changes in our financial strength or credit ratings; (10) statutory reserve requirements associated with term and universal life insurance policies under Regulation XXX and Guideline AXXX; (11) investment losses, defaults and counterparty non-performance; (12) competition in our product lines and for personnel; (13) difficulties in marketing and distributing products through current or future distribution channels; (14) changes in tax law; (15) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (16) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (17) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (18) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (19) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (20) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; and (21) changes in statutory or accounting principles generally accepted in the United States of America (“U.S. GAAP”), practices or policies. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for discussion of certain risks relating to our business and investment in our securities.

PART 1

Item 1.  Business

Overview

Pruco Life Insurance Company of New Jersey, or (the “Company,” “PLNJ,” “we” or “our”), is a wholly owned subsidiary of the Pruco Life Insurance Company, or “Pruco Life,” which in turn is a wholly owned subsidiary of The Prudential Insurance Company of America, or “Prudential Insurance.” Prudential Insurance is an indirect wholly owned subsidiary of Prudential Financial, Inc., or “Prudential Financial.” The Company was organized in 1982 under the laws of the State of New Jersey. It is licensed to sell life insurance and annuities in New Jersey and New York only.

Pruco Life may make additional capital contributions to the Company, as needed, to enable it to comply with its reserve and capital requirements and fund expenses in connection with its business. Pruco Life is under no obligation to make such contributions and its assets do not back the benefits payable under the Company’s policyholders’ contracts.

Competition

We compete with other providers of retirement savings and accumulation products, including large, well-established insurance and financial services companies, primarily based on our innovative product features and our risk management strategies. We also compete based on brand recognition, the breadth of our distribution platform and our customer service capabilities.

The Company also competes with large, well-established life insurance companies in a mature market. We compete primarily based on price, service, distribution channel relationships, brand recognition and financial strength. Due to the large number of competitors, pricing is competitive. Factors that could influence our ability to competitively price products while achieving targeted returns include: the cost and availability of financing for statutory reserves required for certain term and universal life insurance policies; the availability, utilization and timing of tax deductions associated with statutory reserves; product designs that impact the amount of statutory reserves and the associated tax deductions; and the level and volatility of interest rates.

In recent years, we have experienced a dynamic competitive landscape, prompted by challenging global financial markets. We proactively monitor changes in the annuity marketplace, and have taken actions to adapt our products to the current environment in order to maintain appropriate return prospects and improve our risk profile. These actions have included variable annuity product modifications for new sales to scale back benefits, change pricing, and reduce commissions, as well the closing of a share class. We also suspended or limited additional contractholder deposits for variable annuities with certain optional living benefit riders that are no longer being offered. Similarly, certain of our competitors have taken actions to implement modifications which scale back benefits or to exit, or limit their presence in, the variable annuity marketplace. Despite these actions, our contract retention has been strong, and we believe our product offerings are competitive relative to substitute products currently available in the marketplace.

We have implemented pricing actions and premium limits in 2013 to manage sales of no-lapse guarantee universal life products. These steps are in line with our strategy to manage the Individual Life business for steady, consistent sales growth across a balanced product portfolio and to avoid overconcentration in any one product type. We will continue to adjust our overall product portfolio based on the market and our strategy. We feel our pricing actions in 2013 have been consistent with those taken by our peer competitors who are committed to the guaranteed universal life market. Smaller competitors have taken this opportunity to improve their price position to gain market share in this space.

Products

Individual Annuities

The Company offers a wide array of annuities, including variable annuities with (1) fixed interest rate allocation options, subject to a market value adjustment, that are registered with the United States Securities and Exchange Commission (the “SEC”), and (2) fixed-rate allocation options not subject to a market value adjustment and not registered with the SEC. The Company also offers fixed annuitization options during the payout phase of its variable annuities.

We offer variable annuities that provide our contractholders with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed death and living benefits and annuitization options. The majority of our currently sold contracts include an optional living benefit guarantee which provides, among other features, the ability to make withdrawals based on the highest daily contract value plus a minimum return, credited for a period of time. This guaranteed contract value is a notional amount that forms the basis for determining periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value. Certain optional living benefits can also be purchased with a companion optional death benefit, also based on a highest daily contract value. In the first quarter of 2013, we launched the Prudential Defined Income Variable Annuity (“PDI”) to complement the variable annuity products we offer with the highest daily benefit, which provides for guaranteed lifetime withdrawal payments but restricts contractholder asset allocation to a single bond sub-account within the separate account. In addition, certain inforce contracts include guaranteed benefits which are not currently offered, such as annuitization benefits based on a guaranteed notional amount and benefits payable at specified dates after the accumulation period. Most contracts also guarantee the contractholder a return of total deposits made to the contract less any partial withdrawals upon death.

Excluding our new PDI product, the majority of our variable annuities generally provide our contractholders with the opportunity to allocate purchase payments to sub-accounts that invest in underlying proprietary and non-proprietary mutual funds, frequently under asset allocation programs, and fixed-rate accounts. The fixed-rate accounts that are invested in the general account are credited with interest at rates we determine, subject to certain minimums. We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain investments made in the fixed-rate accounts of our variable annuities and certain fixed annuities impose a market value adjustment if the contract is not held to maturity.

As of December 31, 2013 approximately $7 billion or 91% of total variable annuity account values contain a living benefit feature, compared to approximately $5.5 billion or 90% as of December 31, 2012. As of December 31, 2013 approximately $6.6 billion or 95% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $5.2 billion or 94% as of December 31, 2012. The increase in account values with living benefits and the asset transfer feature reflects the impact of new business sales.

Term Life Insurance

The Company offers a variety of term life insurance products which represent 70% of our net individual life insurance in force at December 31, 2013, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

Variable Life Insurance

The Company offers a number of individual variable life insurance products which represent 22% of our net individual life insurance in force at December 31, 2013, that provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates that we determine, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. The Company also offers a variable product that allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance. A significant portion of the Company’s insurance profits, however, is associated with our large in force block of variable policies. Profit patterns on these policies are not level and insureds generally begin paying reduced policy charges as the policies age. This reduction in policy charges, coupled with net policy count and insurance in force runoff over time, reduces our expected future profits from this product line.

Universal Life Insurance

The Company offers universal life insurance products which represent 8% of our net individual life insurance in force at December 31, 2013, which feature flexible premiums, a choice of guarantees against lapse, and a crediting rate that we determine, subject to certain contractual minimums. In addition, we offer universal life insurance products that allow the policyholder to allocate a portion of their account balance into an index account that provides a return consistent with the S&P 500 index performance over the following year, subject to certain participation rates and contractual minimums and maximums. Our universal life products also offer a policy rider which allows the policyholder to access accelerated death benefits when a chronic or terminal illness, meeting certain contractual requirements, exists. The Company’s profits from universal life insurance are impacted by mortality and expense margins and net interest spread.

Marketing and Distribution

Third Party Distribution

Our individual life and annuity products are offered through a diverse group of unaffiliated third party channels, including independent financial planners, general agencies, producer groups, wirehouses, banks and broker-dealers. We focus on sales through independent intermediaries who provide life insurance solutions to protect individuals, families and businesses and support estate and wealth transfer planning. Additionally, our variable annuity products are distributed through insurance agents, including Prudential agents who are registered representatives of broker-dealers. Our third party distribution efforts are supported by a network of internal and external wholesalers.

Prudential Insurance Agents

Prudential Insurance Agents, our affiliated agency channel, distribute Prudential variable, term, and universal life insurance, variable and fixed annuities, and investment products with proprietary and non-proprietary investment options as well as selected insurance products manufactured by other companies primarily to customers in the New Jersey and New York mass and mass affluent markets, as well as small business owners. Prudential Insurance pays Prudential Insurance Agents at a market rate to distribute our products. The Company is charged a distribution expense by Prudential Insurance related to this arrangement. See Note 13 to the Financial Statements for a discussion of Expense Charges and Allocations.

Underwriting and Pricing

We earn asset management fees determined as a percentage of the average assets of the mutual funds in our variable annuity products, net of subadvisory expenses. Additionally, we earn mortality and expense fees for various insurance-related options and features, based on the average daily net asset value of the annuity separate accounts or the amount of guaranteed value under the optional living benefit, as applicable. We also receive administrative service fees from many of the proprietary and non-proprietary mutual funds.

We price our variable annuities based on an evaluation of the risks assumed and considering applicable hedging costs. Our pricing is also influenced by competition, and by assumptions regarding contractholder behavior, including persistency, benefit utilization and the timing and efficiency of withdrawals for contracts with living benefit features, as well as other assumptions. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. To encourage persistency, most of our variable and fixed annuities have surrender or withdrawal charges for a specified number of years. In addition, the living benefit features of our variable annuity products encourage persistency because the potential value of the living benefit is fully realized only if the contract persists.

We price our fixed annuities as well as the fixed-rate accounts of our variable annuities based on many assumptions, including investment returns, expenses, competition and persistency. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities and the fixed-rate accounts of our variable annuities.

For our fully underwritten life insurance, underwriters follow detailed policies and procedures to assess and quantify the risk of our individual life insurance products based on the age, gender, health and occupation of the applicant and amount of insurance requested. We base premiums and policy charges for individual life insurance on expected death benefits, surrender benefits, expenses and required reserves. We use assumptions for mortality and morbidity, longevity, interest rates, expenses, policy persistency, premium payment patterns, separate account fund performance and product generated tax deductions, as well as the level, cost and availability of financing certain statutory reserves in pricing policies. Deviations in actual experience from our pricing assumptions may adversely or positively impact the profitability of our products.

Reserves

We establish reserves in accordance with U.S. GAAP for future contractholder benefits and expenses. For our guaranteed minimum death and income benefits, we base the reserves on assumptions we believe to be appropriate for investment yield, persistency, withdrawal timing and efficiency, mortality and morbidity rates. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported. Certain of the living benefit guarantee features on variable annuity contracts are accounted for as embedded derivatives and are carried at fair value. The fair values of these benefit features are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature, and are based on assumptions a market participant would use in valuing these embedded derivatives. These features are generally reinsured with an affiliated company, Pruco Re. For interest sensitive life insurance contracts, fixed annuities, and the fixed rate accounts of variable life and annuity contracts, we establish liabilities for contractholders’ account balances that represent cumulative gross premium payments plus credited interest, less withdrawals, expenses and cost of insurance charges.

Reinsurance

The Company participates in reinsurance with its affiliates Prudential Insurance, Pruco Life, Prudential Arizona Reinsurance Captive Company, or “PARCC”, Pruco Re, Prudential Arizona Reinsurance Term Company, or “PAR TERM”, Prudential Arizona Reinsurance Universal Company or “PAR U”, and unaffiliated companies in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential arising from large risks. The Company also uses reinsurance as part of its risk management and capital management strategies for certain of its variable annuity optional living benefit features. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. We believe a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

We have reinsured the majority of our mortality risk. As of the end of 2013, the maximum amount of mortality risk we may retain on any policy is generally $100,000. See Note 13 to the Financial Statements for more information related to these affiliated reinsurance arrangements.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

As part of the federal government’s response to the financial crisis, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) was signed into law in July 2010. Dodd-Frank directs government agencies and bodies to conduct certain studies and promulgate regulations implementing the law, a process that is underway and expected to continue. Dodd-Frank subjects Prudential Financial to substantial additional federal regulation, primarily as a “Designated Financial Company” as discussed below. We cannot predict with any certainty the results of the studies or the requirements of the regulations recently or not yet adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact our business, credit or financial strength ratings, results of operations, cash flows or financial condition or make it advisable or require us to hold or raise additional capital.

Regulation as a Designated Financial Company

Dodd-Frank established a Financial Stability Oversight Council (“Council”) which is authorized to subject non-bank financial companies such as Prudential Financial to stricter prudential standards and to supervision by the Board of Governors of the Federal Reserve System (“FRB”) if the Council determines that material financial distress at Prudential Financial or the scope of Prudential Financial’s activities could pose a threat to the financial stability of the U.S. On September 19, 2013, the Council made a final determination that Prudential Financial is a Designated Financial Company. As a Designated Financial Company, Prudential Financial is now subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential standards, which include or will include requirements and limitations (some of which are the subject of ongoing rule-making) relating to risk-based capital, leverage, liquidity, stress-testing, overall risk management, resolution plans, early remediation, management interlocks and credit concentration; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects at the discretion of the FRB and the Council.

Under Dodd-Frank, key aspects of Prudential Financial’s regulation as a Designated Financial Company include:

•

In December 2011, the FRB published for comment proposed rules implementing certain of the new standards. Under the proposed rules, a Designated Financial Company would be required to calculate its minimum risk-based capital and leverage requirements as if it were a bank holding company in accordance with capital requirements published by the FRB for bank holding companies (as further discussed below) and be subject to the minimum risk-based capital and leverage ratios that were in effect for insured depository institutions at the time of the proposed rules: a minimum Tier-1 risk-based capital ratio of 4%, a total risk-based capital ratio of 8% and a Tier 1 leverage ratio of 4%. We cannot predict whether the final rules implementing these standards will require compliance with these proposed minimum ratios, the more stringent minimum ratios currently in effect for insured depository institutions, or other minimum ratios to be established by the FRB. However, the proposed rules indicate that the FRB may consider that adjustments to such requirements may be appropriate with respect to Designated Financial Companies. Designated Financial Companies of Prudential Financial’s size would be required to submit annual capital plans to the FRB demonstrating their ability to satisfy the required capital ratios under baseline and stressed conditions. The FRB indicated in the proposed rules that it intends to issue, in addition to such capital requirements, a proposal requiring a risk-based capital surcharge for such companies, or a subset thereof. The proposed rules also include enhanced liquidity requirements, which would require Designated Financial Companies to maintain a liquidity buffer of highly liquid unencumbered assets sufficient to meet projected cash flows under required stress-testing, and to establish and maintain a contingency funding plan and concentration and other exposure limits to address liquidity needs and risk. Under the proposed rules, a Designated Financial Company would be required to limit its credit exposure to any unaffiliated entity (including sovereign issuers other than the United States) to no more than 25% of its consolidated capital stock and surplus or to no more than 10% with respect to any “major counterparty,” which includes any Designated Financial Company or bank holding company with more than $500 billion of total consolidated assets.

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

We cannot predict the form in which these proposed regulations ultimately will be adopted. Dodd-Frank authorizes the FRB to tailor its application of enhanced prudential standards to different companies on an individual basis or by category, taking into consideration financial activities involved and other factors. The FRB has stated that it expects to take into account the differences among bank holding companies and Designated Financial Companies, including insurance companies, when applying these enhanced prudential standards. Nevertheless, we cannot predict how the FRB will apply these prudential standards to Prudential Financial as a Designated Financial Company.

•

Section 171 of Dodd-Frank (the Collins Amendment) requires that Designated Financial Companies be subject to capital requirements that are no less stringent than the requirements generally applicable to insured depository institutions and that are not quantitatively lower than the requirements in effect for insured depository institutions as of July 21, 2010. In July 2013, the FRB approved final rules, based on accords established by the Basel Committee on Banking Supervision, that substantially revise the risk-based capital requirements applicable to bank holding companies compared to the current general risk-based capital rules. The rules include provisions affecting the calculation of regulatory capital and risk-weighting of assets, and establish new minimum risk-based capital and leverage ratios and a capital conservation buffer and countercyclical capital buffer. The FRB has also proposed a supplemental leverage ratio for a subset of large banking organizations. The final rules also eliminate the use of external credit ratings to determine risk-weights for regulatory capital purposes. Although Designated Financial Companies are not directly subject to the final rules, and the final rules exempt savings and loan holding companies that are predominantly engaged in insurance activities, the final rules may serve as a “floor” for Designated Financial

Companies such as Prudential Financial under the Collins Amendment and provide the basis for the enhanced prudential standards to be applied by the FRB to Designated Financial Companies. Regulations that have been adopted to date include a modification to the general risk-based capital rules in order to address appropriate capital requirements for low-risk assets held by non-bank financial companies such as Prudential Financial, and would permit flexibility in the application of certain capital requirements imposed by Dodd-Frank to non-bank financial companies. We cannot predict what capital regulations the FRB will promulgate with respect to Designated Financial Companies or how or when such capital regulations will be applied to Prudential Financial.

•

As a Designated Financial Company, Prudential Financial is subject to stress tests to be promulgated by the FRB to determine whether, on a consolidated basis, it has the capital necessary to absorb losses as a result of adverse economic conditions. Prudential Financial will be required to submit to annual stress tests conducted by the FRB and to conduct internal annual and semi-annual stress tests to be provided to the FRB. Under final rules published by the FRB in October 2012, Designated Financial Companies must comply with these requirements the calendar year after the year in which a company first becomes subject to the FRB’s minimum regulatory capital requirements discussed above, although the FRB has the discretion to accelerate or extend the effective date. The final rules require baseline, adverse and severely adverse scenarios to be used. The FRB will provide the scenarios to be used in the internal annual stress tests, although companies will be required to develop their own scenarios for the internal semi-annual stress tests. The FRB has indicated that it may tailor the application of the stress test requirements to Designated Financial Companies on an individual basis or by category. Summary results of such stress tests would be required to be publicly disclosed. We cannot predict the manner in which the stress tests will ultimately be designed, conducted and disclosed with respect to Prudential Financial or whether the results of such stress tests will cause us to alter our business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of our financial strength.

•

Under final rules published by the FRB and the Federal Deposit Insurance Corporation (“FDIC”) in November 2011, Prudential Financial is required as a Designated Financial Company to submit to the FRB and FDIC, and periodically update in the event of material events, an annual plan for rapid and orderly dissolution in the event of severe financial distress.

•	As a Designated Financial Company, Prudential Financial must seek pre-approval from the FRB for acquisition of certain companies engaged in financial activities.

•

The Council may recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices we and other insurers or other financial services companies engage in. We cannot predict whether any such recommendations will be made or their effect on our business, results of operations, cash flows or financial condition.

•

As a Designated Financial Company, Prudential Financial could be subject to additional capital requirements for, and other restrictions on, proprietary trading and sponsorship of, and investment in, hedge, private equity and other covered funds.

Other Regulation under Dodd-Frank

Other key aspects of Dodd-Frank’s impact on us include:

•

Dodd-Frank creates a new framework for regulation of the over-the-counter (“OTC”) derivatives markets which could impact various activities of Prudential Global Funding LLC (“PGF”), Prudential Financial and its insurance subsidiaries, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). Dodd-Frank generally requires swaps, subject to a determination by the Commodity Futures Trading Commission (“CFTC”) or SEC as to which swaps are covered, entered into by all counterparties except non-financial end users to be executed through a centralized exchange or regulated facility and to be cleared through a regulated clearinghouse. The CFTC has made a determination that certain categories of swaps, including certain types of interest rate swaps, will be subject to the mandatory clearing requirement; it is anticipated that other categories of swaps will become subject to this requirement in the future. Swap dealers and major swap participants (“MSPs”) are subject to capital and margin (i.e., collateral) requirements that will be imposed by the applicable prudential regulator or the CFTC or SEC, as well as business conduct rules and reporting requirements. In November 2012, the Secretary of the Treasury determined to exclude most foreign currency swaps and forwards from the foregoing requirements. We believe Prudential Financial, PGF and Prudential Financial’s insurance subsidiaries should not be considered dealers or MSPs subject to registration and the capital and margin requirements. In April, 2013, the CFTC adopted a rule to exempt certain affiliated entities within a corporate group from the foregoing clearing requirements. This exemption is available for swaps entered into between PGF, Prudential Financial and its insurance subsidiaries, such as the Company, subject to certain conditions, including compliance with documentation and reporting requirements. The SEC and CFTC have issued regulations defining “swaps” and are required to determine whether and how “stable value contracts” should be treated as swaps and, although we believe otherwise, various other products offered by our insurance subsidiaries might be treated as swaps; if regulated as swaps, we cannot predict how the rules would be applied to such products or the effect on their profitability or attractiveness to our clients. Finally, the new regulatory scheme imposed on all market participants may increase the costs of hedging generally and, because banking institutions will be required to conduct at least a portion of their OTC derivatives businesses outside their depositary institutions, may affect the credit risk these counterparties pose to us and the degree to which we are able to enter into transactions with such counterparties. We cannot predict the effect of the foregoing on our hedging costs, our hedging strategy or implementation thereof or whether we will need or choose to increase and/or change the composition of the risks we do not hedge.

•

Dodd-Frank established a Federal Insurance Office (“FIO”) within the Department of the Treasury headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the FIO director performs various functions with respect to insurance, including serving as a non-voting member of the Council and coordinating with the FRB in the application of any stress tests required to be conducted with respect to an insurer. On December 12, 2013, FIO issued its report, as required under Dodd-Frank, on how to modernize and improve the system of insurance regulation in the United States. In its report, FIO advocates closer coordination between state insurance regulators and a harmonization of state insurance laws across a number of insurance regulatory issues and responsibilities and also makes recommendations for direct federal involvement in certain areas of insurance regulation.

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

International and Global Regulatory Initiatives

In addition to the adoption of Dodd-Frank in the United States, lawmakers around the world are actively reviewing the causes of the financial crisis and exploring steps to avoid similar problems in the future. In many respects, this work is being led by the Financial Stability Board (“FSB”), consisting of representatives of national financial authorities of the G20 nations. The G20, the FSB and related governmental bodies have developed proposals to address such issues as financial group supervision, capital and solvency standards, systemic economic risk, corporate governance including executive compensation, and a host of related issues associated with responses to the financial crisis.

On July 18, 2013, the FSB identified Prudential Financial as a global systemically important insurer (“G-SII”). U.S. financial regulators are thereby expected to enhance their regulation of Prudential Financial to achieve a number of regulatory objectives, including:

•	Enhanced group-wide supervision,

•

Enhanced capital standards, including basic capital requirements applicable to all group activities and, for business deemed to be non-traditional/non-insurance, higher loss absorption capacity requirements (expected to begin to be implemented in 2019),

•	Enhanced liquidity planning and management, and

•	Development of a risk reduction plan (expected to be completed within 12 months of G-SII designation) and recovery and resolution plans (expected to be developed and agreed by the end of 2014).

Policy measures applicable to G-SIIs would need to be implemented by legislation or regulation in each applicable jurisdiction. We cannot predict the outcome of Prudential Financial’s identification as a G-SII on the regulation of our businesses.

At the direction of the FSB, the International Association of Insurance Supervisors (the “IAIS”) is developing a model framework (“ComFrame”) for the supervision of internationally active insurance groups (“IAIGs”) that contemplates “group wide supervision” across national boundaries. Prudential Financial qualifies as an IAIG. In October 2013, the IAIS announced that it expects to develop a risk-based global insurance capital standard by 2016 applicable to IAIGs, with full implementation scheduled to begin in 2019. In addition, the IAIS seeks to promote the financial stability of IAIGs by endorsing: uniform standards for insurer corporate governance and enterprise risk management; group-wide supervision of IAIGs; a framework for group capital adequacy assessment that accounts for group-wide risks; additional regulatory and disclosure requirements for insurance groups; and the establishment of ongoing supervisory colleges. ComFrame also requires each IAIG to conduct a group-wide risk and solvency assessment to monitor and manage its overall solvency. At this time, we cannot predict what additional capital requirements, compliance costs or other burdens these requirements would impose on us, if adopted.

State Insurance Regulation

State insurance authorities have broad administrative powers with respect to all aspects of the insurance business including: licensing to transact business; licensing agents; admittance of assets to statutory surplus; regulating premium rates for certain insurance products; approving policy forms; regulating unfair trade and claims practices; establishing reserve requirements and solvency standards; fixing maximum interest rates on life insurance policy loans and minimum accumulation or surrender values; regulating the type, amounts and valuations of investments permitted regulating reinsurance transactions, including the role of captive reinsurers, and other matters.

State insurance laws and regulations require the Company to file financial statements with state insurance departments everywhere it does business in accordance with accounting practices and procedures prescribed or permitted by these departments. The Company’s operations and accounts are subject to examination by those departments at any time.

State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners, or “NAIC”. During

2013, the New Jersey insurance regulator substantially completed a coordinated risk focused financial examination for the five year period ended December 31, 2011 for the Company as part of the normal five year examination and found no material deficiencies.

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

Insurance Reserves and Regulatory Capital. State insurance laws require us to analyze the adequacy of our reserves annually. Our appointed actuary must submit an opinion that our reserves, when considered in light of the assets we hold with respect to those reserves, make adequate provision for our contractual obligations and related expenses.

We are a licensed insurance company in New York, but are not domiciled in New York. The New York Department of Financial Services (“NY DFS”) has notified us that it does not agree with our calculation of statutory reserves (including the applicable credit for reinsurance) for New York purposes in respect of certain variable annuity products. We are currently in discussions with the NY DFS regarding the proper level of statutory reserves (including the applicable credit for reinsurance) for these products. If we are ultimately required to establish material additional reserves on a New York statutory accounting basis or cause material amounts of additional collateral to be posted with respect to such variable annuity or other products, our ability to deploy capital for other purposes could be affected.

The NAIC has developed a principles-based reserving approach for life insurance products. The timing and the effect of these changes are still uncertain since the changes have to be adopted by each state and the approach can be further modified prior to adoption.

Captive Reinsurance Companies. The NAIC, the New York State Department of Financial Services and other regulators have increased their focus on life insurers’ use of captive reinsurance companies. We cannot predict what, if any, changes may result from these reviews. If applicable insurance laws are changed in a way that impairs the use of captive reinsurance companies, our ability to write certain products and efficiently manage their associated risks could be adversely affected and we may need to increase prices on certain products, modify certain products or find alternate financing sources, any of which could adversely affect our competitiveness, capital and financial position and results of operations.

Solvency Modernization Initiative. State insurance regulators have focused attention on U.S. insurance solvency regulation pursuant to the NAIC’s “Solvency Modernization Initiative.” The Solvency Modernization Initiative focuses on the entire U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the NAIC has stated that the Solvency Modernization Initiative will focus on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. This initiative has resulted in the recent adoption of the NAIC Risk Management and Own Risk and Solvency Assessment (“ORSA”) model act which, following enactment at the state level, will require larger insurers to, at least annually beginning in 2015, assess the adequacy of its and its group’s risk management and current and future solvency position. We cannot predict the additional capital requirements or compliance costs these requirements may impose.

IRIS Tests. The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System, or “IRIS,” to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. Based on our most recent statutory filing (as of December 31, 2013), the Company is not subject to regulatory scrutiny based on these ratios.

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

Insurance Guaranty Association Assessments

Each state has insurance guaranty association laws under which insurers doing business in the state are members and may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state. While we cannot predict the amount and timing of any future assessments on the Company under these laws, we have established estimated reserves for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

State and Federal Securities Regulation

Our variable life insurance products, as well as our variable annuity products, generally are “securities” within the meaning of federal securities laws, registered under the federal securities laws and subject to regulation by the Securities and Exchange Commission, or “SEC”, and the Financial Industry Regulatory Authority, or “FINRA”. Federal securities regulation may affect investment advice, sales and related activities with respect to these products.

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

U.S. Tax Legislation

The American Taxpayer’s Relief Act (the “Act”) was signed into law on January 2, 2013. The Act permanently extended the reduced Bush-era individual tax rates for certain taxpayers and permanently increased those rates for higher income taxpayers. Higher tax rates increase the benefits of tax deferral on the build-up of value of annuities and life insurance. The Act also made permanent the current $5 million (indexed for inflation) per person estate tax exemption and increased the top estate tax rate from 35% to 40%.

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

Privacy Regulation

We are subject to federal and state laws and regulations that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information and to notify customers and other individuals about their policies and practices relating to the collection and disclosure of health-related and customer information. State laws regulate use and disclosure of social security numbers. Federal and state laws require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers, and require holders of certain personal information to protect the security of the data. Federal regulations require financial institutions and creditors to implement effective programs to detect, prevent, and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to consumers and customers. Federal law and regulation regulate the permissible uses of certain personal information, including consumer report information. Federal and state governments and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information.

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

Segments

The Company currently operates as one reporting segment. Revenues, net income and total assets can be found on the Company’s Statements of Financial Position as of December 31, 2013 and 2012 and Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2013, 2012, and 2011.

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

Risks Relating to Economic, Market and Political Conditions

The Company is indirectly owned by Prudential Financial. It is possible that we may need to rely on Prudential Financial or our direct parent company, Pruco Life, to meet our capital, liquidity and other needs in the future.

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

•

Sales of our products and services may decline, and lapses and surrenders of certain insurance products may increase if a market downturn, increased market volatility or other market conditions result in customers becoming dissatisfied with their investments or products.

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

•	Positions that we are required to mark-to-market may cause, and have caused, volatility in reported results of operations due to market fluctuations.

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

•

Opportunities for investment of available funds at appropriate returns may be limited, including due to the current low interest rate environment or other factors, with possible negative impacts on our overall results. Limited opportunities for attractive investments may lead to holding cash for long periods of time and increased use of derivatives for duration management and other portfolio management purposes. The increased use of derivatives may increase the volatility of our U.S. GAAP results and our statutory capital.

•

Regardless of market conditions, certain investments we hold, including private bonds, commercial mortgages and alternative asset classes (such as private equity, hedge funds and real estate) are relatively illiquid. If we needed to sell these investments, we may have difficulty doing so in a timely manner at a price that we could otherwise realize.

•

Certain features of our products and components of investment strategies depend on active and liquid markets, and, if market liquidity is strained or the capacity of the financial markets to absorb our transactions is inadequate, these products may not perform as intended.

•

Fluctuations in our operating results as well as realized gains and losses on our investment and derivative portfolios may impact the Company’s tax profile and its ability to optimally utilize tax attributes.

Our investments, results of operations and financial condition may be adversely affected by adverse developments in the global economy, or in the U.S. economy (including as a result of uncertainty about the Federal Reserve’s monetary policy or the ongoing debate over the federal debt ceiling). Global or U.S. economic activity and financial markets may in turn be negatively affected by adverse developments or conditions in specific geographical regions.

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

•

When interest rates rise, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with perceived higher returns, requiring us to sell investment assets potentially resulting in realized investment losses, or requiring us to accelerate the amortization of deferred policy acquisition costs and deferred sales inducements. Also, an increase in interest rates accompanied by unexpected extensions of certain lower yielding investments could reduce our profitability.

•	A decline in interest rates accompanied by unexpected prepayments of certain investments could require us to reinvest at lower rates and reduce our profitability.

•	Changes in interest rates coupled with greater than expected client withdrawals for certain products can result in increased costs associated with our guarantees.

•	Changes in the relationship between long-term and short-term interest rates could adversely affect the profitability of some of our products.

•	Changes in interest rates could increase our costs of financing.

•

Our mitigation efforts with respect to interest rate risk are primarily focused on maintaining an investment portfolio with diversified maturities that has a key rate duration profile that is approximately equal to the key rate duration profile of our estimated liability cash flow profile. However, this estimate of the liability cash flow profile is complex and could turn out to be inaccurate, especially during volatile times. In addition, there are practical and capital market limitations on our ability to accomplish this matching. Due to these and other factors we may need to liquidate investments prior to maturity at a loss in order to satisfy liabilities or be forced to reinvest funds in a lower rate environment. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to effectively mitigate, and we may sometimes choose based on economic considerations and other factors not to fully mitigate, the interest rate risk of our assets relative to our liabilities.

•

For certain of our products, a delay between the time we make changes in interest rate and other assumptions used for product pricing and the time we are able to reflect these assumptions in products available for sale could negatively impact the long-term profitability of products sold during the intervening period.

Recent periods have been characterized by low interest rates. A prolonged period during which interest rates remain at levels lower than those anticipated in our pricing may result in greater costs associated with certain of our product features which guarantee death benefits or income streams for stated periods or for life; higher costs for derivative instruments used to hedge certain of our product risks; or shortfalls in investment income on assets supporting policy obligations, each of which may require us to record charges to increase reserves. In addition to compressing spreads and reducing net investment income, such an environment may cause policies to remain in force for longer periods than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and resulting in lower overall returns on business in force. Reflecting these impacts in recoverability and loss recognition testing under U.S. GAAP may require us to accelerate the amortization of deferred policy acquisition costs, or DAC and deferred sales inducements, or DSI, as well as to increase required reserves for future policyholder benefits. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and a period of low interest rates may continue to increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.

Adverse capital market conditions could significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital and that of our ultimate parent company, Prudential Financial. Under such conditions, Prudential Financial may seek additional debt or equity capital but may be unable to obtain such.

Adverse capital market conditions could affect the availability and cost of borrowed funds and could impact our ability to refinance existing borrowings, thereby ultimately impacting our profitability and ability to support or grow our businesses. We need liquidity to pay our operating expenses, interest and maturities on our debt. During times of market stress, our internal sources of liquidity may prove to be insufficient and some of our alternative sources of liquidity, such as commercial paper issuance, securities lending and repurchase arrangements and other forms of borrowings in the capital markets, may be unavailable to Prudential Financial.

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

Risks Relating to Estimates, Assumptions and Valuations

Our profitability may decline if mortality experience, longevity experience, morbidity experience, persistency experience, utilization experience or expenses differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality rates, or likelihood of death, longevity rates or likelihood of survival (including the effect of improvement in life expectancy trends), and morbidity rates, or likelihood of sickness or disability, of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality, longevity or morbidity could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, treatment patterns and technologies for disease or disability, the economic environment, or other factors. Pricing of our insurance and deferred annuity products are also based in part upon expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. Persistency may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of poor equity market performance or extended periods of low interest rates as well as other factors. Persistency could be adversely affected generally by developments affecting client perception of us, including perceptions arising from adverse publicity. Many of our products also provide our customers with wide flexibility with respect to the amount and timing of premium deposits and/or the amount and timing of withdrawals from the policy’s value. Results may vary based on differences between actual and expected premium deposits and withdrawals for these products, especially if these product features are relatively new to the marketplace. The pricing of certain of our variable annuity products that contain optional living benefit guarantees is also based on assumptions about utilization rates, or the percentage of contracts that will utilize the benefit during the contract duration, including the timing of the first lifetime income withdrawal. Results may vary based on differences between actual and expected benefit utilization. The development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and third-party investor strategies in the annuities business, could adversely affect the profitability of existing business and our pricing assumptions for new business.

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

If our reserves for future policyholder benefits and expenses are inadequate, we may be required to increase our reserves, which would adversely affect our results of operations and financial condition.

We establish reserves in accordance with U.S. GAAP for future policyholder benefits and expenses. While these reserves generally exceed our best estimate of the liability for future benefits and expenses, if we conclude based on updated assumptions that our reserves, together with future premiums, are insufficient to cover future policy benefits and expenses, including unamortized DAC and DSI, we would need to accelerate the amortization of these DAC or DSI balances and then increase our reserves and incur income statement charges, which would adversely affect our results of operations and financial condition. The determination of our best estimate of the liability is based on data and models that include many assumptions and projections which are inherently uncertain and involve the exercise of significant judgment, including the levels of and/or timing of receipt or payment of premiums, benefits, expenses, interest credits, investment results (including equity market returns), retirement, mortality, longevity, morbidity and persistency. We cannot determine with precision the ultimate amounts that we will pay for, or the timing of payment of, actual benefits and expenses or whether the assets supporting our policy liabilities, together with future premiums, will be sufficient for payment of benefits and expenses. If we conclude that our reserves, together with future premiums, are insufficient to cover future policy benefits and expenses, we may seek to increase premiums where we are able to do so.

For certain of our products, market performance and interest rates (as well as the regulatory environment, as discussed further below) impact the level of statutory reserves and statutory capital we are required to hold, and may have an adverse effect on returns on capital associated with these products. We finance noneconomic reserves associated with our Individual Life business. Marketplace capacity for reserve funding structures may be limited as a result of market conditions generally. Our ability to efficiently manage capital and economic reserve levels may be impacted, thereby impacting profitability and returns on capital.

We may be required to accelerate the amortization of DAC or DSI, or be required to establish a valuation allowance against deferred income tax assets, any of which could adversely affect our results of operations and financial condition.

DAC represents the costs that vary with and are directly related to the successful acquisition of new and renewal insurance and annuity contracts, and we generally amortize these costs over the expected lives of the contracts. DSI represents amounts that are credited to a policyholder’s account balance as an inducement to purchase the contract, and we amortize these costs over the expected lives of the contracts. Management periodically tests the DAC and DSI recorded on our balance sheet to determine if the amount is recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC and DSI for those products for which we amortize DAC and DSI in proportion to gross profits or gross margins. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC and DSI that could have an adverse effect on the results of our operations and our financial condition. Among other things, significant or sustained equity market declines as well as investment losses could result in acceleration of amortization of the DAC and DSI related to variable annuity and variable universal life contracts, resulting in a charge to income. As discussed earlier, the amortization of DAC and DSI is also sensitive to changes in interest rates.

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

Credit and Counterparty Risks

A downgrade or potential downgrade in our financial strength or Prudential Financial’s credit ratings could limit our ability to market products, increase policy surrenders and withdrawals, increase our borrowing costs and/or hurt our relationships with creditors, distributors or trading counterparties.

A downgrade in our financial strength or credit ratings could potentially, among other things, limit our ability to market products, reduce our competitiveness, increase the number or value of policy surrenders and withdrawals, increase our borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees, such as letters of credit, cause additional collateral requirements or other required payments under certain agreements, allow our affiliated counterparty to terminate derivative agreements, and/or hurt our relationships with creditors, distributors or trading counterparties thereby potentially negatively affecting our profitability, liquidity and/or capital. In addition, we consider our own risk of non-performance in determining the fair value of certain of our liabilities, including insurance liabilities that are classified as embedded derivatives under U.S. GAAP. Therefore, changes in Prudential Financial’s credit rating or our financial strength ratings may affect the fair value of our liabilities.

We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be downgraded at any time and without advance notice by any rating agency.

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

Certain of our products, particularly our variable annuity products, include guarantees of minimum surrender values or income streams for stated periods or for life, which may be in excess of account values. Downturns in equity markets, increased equity volatility, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such guarantees, resulting in increases in reserves and reductions in net income. We use a variety of affiliated reinsurance hedging and risk management strategies, including product features, to mitigate these risks in part. These strategies may, however, not be fully effective. We and our reinsurance affiliates may also choose not to fully hedge these risks. Hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Hedging instruments also may not change in value correspondingly with associated liabilities due to equity market or interest rate conditions or other reasons. We and our reinsurance affiliate sometimes choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP. Changes from period to period in the valuation of these policy benefits, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial position under U.S. GAAP. Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure in respect of our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The above factors, individually or collectively, may have a material adverse effect on our and our reinsurance affiliates results of operations, financial condition or liquidity.

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

Regulatory and Legal Risks

Our business is heavily regulated and changes in regulation may adversely affect our results of operations and financial condition.

Our business is subject to comprehensive regulation and supervision. The purpose of this regulation is primarily to protect our customers. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations. The financial market dislocations we have experienced in the recent past have produced, and are expected to continue to produce, extensive changes in existing laws and regulations, and regulatory frameworks, applicable to our business.

Prudential Financial, the holding company for all of our operations, is subject to supervision by the FRB as a “Designated Financial Company” pursuant to the Dodd-Frank. As a Designated Financial Company, Prudential Financial is expected to be subject to substantial additional regulation as discussed further herein. In addition, the FSB, consisting of representatives of national financial authorities of the G20 nations, identified Prudential Financial as a global systemically important insurer. As a result, U.S. financial regulators are expected to enhance their regulation of Prudential Financial to achieve a number of regulatory objectives. This additional regulation is likely to increase our operational, compliance and risk management costs, and could have an adverse effect on our business, results of operations or financial condition, including potentially increasing our capital levels and therefore reducing our return on capital.

The Company is subject to the rules and regulations of the SEC relating to public reporting and disclosure, accounting and financial reporting, and corporate governance matters. The Sarbanes-Oxley Act of 2002 and rules and regulations adopted in furtherance of that Act substantially increased the requirements in these and other areas for the Company and certain of our affiliates. Our internal controls over financial reporting may have gaps or other deficiencies and there is no assurance that significant deficiencies or material weaknesses in internal controls may not occur in the future. Any such gaps or deficiencies may require significant resources to remediate and may also expose the Company to litigation, regulatory fines or penalties or other losses.

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

Insurance regulators continue to develop a principles based reserving approach for life insurance products. The timing and the effect of these changes are uncertain.

We are a licensed insurance company in New York, but are not domiciled in New York. The New York Department of Financial Services (“NY DFS”) has notified us that it does not agree with our calculation of statutory reserves (including the applicable credit for reinsurance) for New York purposes in respect of certain variable annuity products. We are currently in discussions with the NY DFS regarding the proper level of statutory reserves (including the applicable credit for reinsurance) for these products. If we are ultimately required to establish material additional reserves on a New York statutory accounting basis or cause material amounts of additional collateral to be posted with respect to such variable annuity or other products, our ability to deploy capital for other purposes could be affected.

Recently, the NAIC, the New York State Department of Financial Services and other regulators have increased their focus on life insurers’ use of captive reinsurance companies. We use captive reinsurance in our insurance operations to more effectively manage our reserves and capital on an economic basis and to enable the aggregation and transfer of risks. We cannot predict what, if any, changes may result from the regulatory reviews. If applicable insurance laws are changed in a way that impairs the use of captive reinsurance companies, our ability to write certain products and efficiently manage their associated risks could be adversely affected and we may need to increase prices on certain products, modify certain products or find alternate financing sources, any of which could adversely affect our competitiveness, capital and financial position and results of operations. Given the uncertainty of the ultimate outcome of these reviews, at this time we are unable to estimate their expected effects on our future capital and financial position and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Captive Reinsurance Companies” for information on our use of captive reinsurance companies.

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

Currently, there are several proposals to amend state insurance holding company laws to increase the scope of the regulation of insurance holding companies (such as Prudential Financial). These proposals include imposing standards for insurer corporate governance, risk management, group-wide supervision of insurance holding companies, adjustments to risk-based capital calculations to account for group-wide risks, and additional regulatory and disclosure requirements for insurance holding companies. In addition, state insurance regulators have focused attention on U.S. insurance solvency regulation pursuant to the NAIC’s “Solvency Modernization Initiative”, including regulatory review of companies’ risk management practices and analyses. This initiative has resulted in the recent adoption of the NAIC Risk Management and Own Risk and Solvency Assessment (“ORSA”) model act which, following enactment at the state level, will require larger insurers, beginning in 2015, to assess the adequacy of their and their group’s risk management and current and future solvency position. At this time, we cannot predict with any degree of certainty what additional capital requirements, compliance costs or other burdens these requirements may impose on Prudential Financial or its subsidiaries.

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

On September 19, 2013, the Council made a final determination that Prudential Financial should be subject to stricter prudential regulatory standards and supervision by the FRB as a “Designated Financial Company” pursuant to Dodd-Frank, thereby subjecting us to substantial federal regulation, much of it pursuant to regulations not yet promulgated. Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, a process that is underway and expected to continue over the next few years. We cannot predict with any certainty the requirements of the regulations recently or not yet adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact our business, Prudential Financial’s credit ratings or our financial strength ratings, results of operations, cash flows or financial condition or advise or require us to hold or raise additional capital. Key aspects of Dodd-Frank’s impact on us include:

•

As a Designated Financial Company, Prudential Financial is now subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential standards, which include or will include requirements and limitations (some of which are the subject of ongoing rule-making) relating to risk-based capital, leverage, liquidity and credit concentration, and a requirement to prepare and submit an annual plan for rapid and orderly dissolution in the event of severe financial distress. Failure to meet defined measures of financial condition could result in substantial restrictions on our business and capital distributions. Prudential Financial is now also subject to stress tests to be promulgated by the FRB which could cause Prudential Financial to alter our business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of our financial strength. We cannot predict the requirements of the regulations not yet adopted or how the FRB will apply these prudential standards to Prudential Financial as a Designated Financial Company. As a Designated Financial Company, Prudential Financial must also seek pre-approval from the FRB for acquisition of certain companies engaged in financial activities.

•

As a Designated Financial Company, Prudential Financial could also be subject to additional capital requirements for, and other restrictions on, proprietary trading and sponsorship of, and investment in, hedge, private equity and other covered funds.

•

The Council could recommend new or heightened standards and safeguards for activities or practices in which Prudential Financial and other financial services companies engage. We cannot predict whether any such recommendations will be made or their effect on our business, results of operations, cash flows or financial condition.

•

Dodd-Frank creates a new framework for regulation of the OTC derivatives markets which could impact various activities of PGF, Prudential Financial and the Company, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). Final regulations adopted could substantially increase the cost of hedging and related operations, affect the profitability of our products or their attractiveness to our clients or cause us to alter our hedging strategy or implementation thereof or increase and/or change the composition of the risks we do not hedge.

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

Foreign governmental actions could subject us to substantial additional regulation.

In addition to the adoption of Dodd-Frank in the United States, the Financial Stability Board (“FSB”), consisting of representatives of national financial authorities of the G20 nations, and the G20 have issued a series of proposals intended to produce significant changes in how financial companies, particularly companies that are members of large and complex financial groups, should be regulated.

On July 18, 2013, the FSB identified Prudential Financial as a G-SII. The framework policy measures for G-SIIs published by the IAIS include enhanced group-wide supervision, enhanced capital standards (including basic capital requirements applicable to all group activities and higher loss absorption capacity requirements for business deemed to be non-traditional/non-insurance), enhanced liquidity planning and management, and development of a risk reduction plan and recovery and resolution plans. Policy measures applicable to G-SIIs would need to be implemented by legislation or regulation in each applicable jurisdiction. We cannot predict the outcome of our identification as a G-SII on the regulation of our businesses.

At the direction of the FSB, the IAIS is developing a model framework, ComFrame, for the supervision of IAIGs that contemplates “group wide supervision” across national boundaries, including uniform standards for insurer corporate governance and enterprise risk management, a framework for group capital adequacy assessment that accounts for group-wide risks, and the establishment of ongoing supervisory colleges. Prudential Financial qualifies as an IAIG. In October 2013, the IAIS announced that it expects to develop a risk-based global insurance capital standard applicable to IAIGs with implementation scheduled to begin in 2019. At this time, we cannot predict what additional capital requirements, compliance costs or other burdens these requirements would impose on us, if adopted.

Changes in accounting requirements could negatively impact our reported results of operations and our reported financial position.

Accounting standards are continuously evolving and subject to change. For example, the FASB and International Accounting Standards Board (“IASB”) have ongoing projects to revise accounting standards for insurance contracts. While the final resolution of changes to U.S. GAAP and International Financial Reporting Standards pursuant to these projects is unclear, changes to the manner in which we account for insurance products, or other changes in accounting standards, could have a material effect on our reported results of operations and financial condition. Further, changes in accounting standards may impose special demands on issuers in areas such as corporate governance, internal controls and disclosure, and may result in substantial conversion costs to implement.

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

The Obama Administration’s Revenue Proposals include proposals which, if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would affect the treatment of corporate owned life insurance policies, or COLI, by limiting the availability of certain interest deductions for companies that purchase those policies. The proposals would also change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, that is eligible for the dividends received deduction, or DRD. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and the expected tax amount determined using the federal statutory tax rate of 35%. If proposals of this type were enacted, the Company’s sale of COLI, variable annuities, and variable life insurance products could be adversely affected and the Company’s actual tax expense could increase, thereby reducing earnings.

The products we sell have different tax characteristics, in some cases generating tax deductions for the Company. The level of profitability of certain of our products is significantly dependent on these characteristics and our ability to continue to generate taxable income, which is taken into consideration when pricing products and is a component of our capital management strategies. Accordingly, changes in tax law, our ability to generate taxable income, or other factors impacting the availability or value of the tax characteristics generated by our products, could impact product pricing and returns or require us to reduce our sales of these products or implement other actions that could be disruptive to our businesses. In addition, the adoption of “principles based” approaches for statutory reserves may lead to significant changes to the way tax reserves are determined and thus reduce future tax deductions.

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

We rely on a combination of contractual rights with Prudential Insurance’s employees and third parties and on copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we endeavor to protect our rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability. This would represent a diversion of resources that may be significant and our efforts may not prove successful. The inability to secure or protect our intellectual property assets could have a material adverse effect on our business and our ability to compete.

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

Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, whether due to actions by us or others, could delay or disrupt our ability to do business and service our customers, harm our reputation, subject us to substantial regulatory sanctions and other claims, lead to a loss of customers and revenues and otherwise adversely affect our business.

Other Risks

Our risk management policies and procedures may prove to be ineffective and leave us exposed to unidentified or unanticipated risk, which could adversely affect our businesses or result in losses.

We have developed an enterprise-wide risk management framework to mitigate risk and loss to the Company, and we maintain policies, procedures and controls intended to identify measure, monitor, report and analyze the risks to which the Company is exposed.

However, there are inherent limitations to risk management strategies because there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, the Company may suffer unexpected losses and could be materially adversely affected. As our businesses change and the markets in which we operate evolve, our risk management framework may not evolve at the same pace as those changes. As a result, there is a risk that new products or new business strategies may present risks that are not appropriately identified, monitored or managed. In times of market stress, unanticipated market movements or unanticipated claims experience resulting from greater than expected mortality, longevity or morbidity, the effectiveness of our risk management strategies may be limited, resulting in losses to the Company. In addition, under difficult or less liquid market conditions, our risk management strategies may not be effective because other market participants may be using the same or similar strategies to manage risk under the same challenging market conditions. In such circumstances, it may be difficult or more expensive for the Company to mitigate risk due to the activity of such other market participants.

Many of our risk management strategies or techniques are based upon historical customer and market behavior and all such strategies and techniques are based to some degree on management’s subjective judgment. We cannot provide assurance that our risk management framework, including the underlying assumptions or strategies, will be accurate and effective.

Management of operational, legal and regulatory risks requires, among other things, policies, procedures and controls to record properly and verify a large number of transactions and events, and these policies, procedures and controls may not be fully effective.

Models are utilized by our businesses and corporate areas primarily to project future cash flows associated with pricing products, calculating reserves and valuing assets, as well as in evaluating risk and determining capital requirements, among other uses. These models may not operate properly and rely on assumptions and projections that are inherently uncertain. As our businesses continue to grow and evolve, the number and complexity of models we utilize expands, increasing our exposure to error in the design, implementation or use of models, including the associated input data and assumptions.

Past or future misconduct by Prudential Insurance’s employees or employees of our vendors could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm and the precautions we take to prevent and detect this activity may not be effective in all cases. There can be no assurance that controls and procedures that we employ, which are designed to monitor associates’ business decisions and prevent us from taking excessive or inappropriate risks, will be effective. We review our compensation policies and practices as part of our overall risk management program, but it is possible that our compensation policies and practices could inadvertently incentivize excessive or inappropriate risk taking. If our associates take excessive or inappropriate risks, those risks could harm our reputation and have a material adverse effect on our results of operations or financial condition.

In our investments in which we hold a minority interest, or that are managed by third parties, we lack management and operational control over operations, which may prevent us from taking or causing to be taken actions to protect or increase the value of those investments. In those jurisdictions where we are constrained by law from owning a majority interest in jointly owned operations, our remedies in the event of a breach by a joint venture partner may be limited (e.g., we may have no ability to exercise a “call” option).

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

•

Pandemic disease could have a severe adverse effect on our business. The potential impact of such a pandemic on our results of operations and financial position is highly speculative, and would depend on numerous factors, including: the effectiveness of vaccines and the rate of contagion; the regions of the world most affected; the effectiveness of treatment for the infected population; the rates of mortality and morbidity among various segments of the insured population; the collectability of reinsurance; the possible macroeconomic effects of a pandemic on the Company’s asset portfolio; the effect on lapses and surrenders of existing policies, as well as sales of new policies; and many other variables.

The above risks are more pronounced in respect of geographic areas, including major metropolitan centers, where we have concentrations of customers, concentrations of employees or significant operations, and in respect of countries and regions in which we operate subject to a greater potential threat of military action or conflict.

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

Item 3.  Legal Proceedings

See Note 12 to the Financial Statements under “Litigation and Regulatory Matters” for a description of material pending litigation and regulatory matters affecting us, and certain risks to our business presented by such matters.

Item 4.  Mine Safety Disclosures

Not Applicable.

PART II -

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company is a wholly owned subsidiary of Pruco Life Insurance Company. There is no public market for the Company’s common stock.

Item 6.  Selected Financial Data

Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following analysis of our financial condition and results of operations in conjunction with the Forward-Looking Statements included below the Table of Contents, “Risk Factors,” and the Financial Statements included in this Annual Report on Form 10-K.

Management’s narrative addresses the financial condition of PLNJ as of December 31, 2013, compared with December 31, 2012, and its results of operations for the years ended December 31, 2013 and 2012.

Overview

The Company sells variable and fixed annuities, universal life insurance, variable life insurance and term life insurance primarily through affiliated and unaffiliated distributors in New Jersey and New York only.

Regulatory Developments

On September 19, 2013, the Council made a final determination that Prudential Financial should be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System (as a “Designated Financial Company”) pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act. On October 18, 2013, Prudential Financial confirmed that it would not seek to rescind the final determination of the Council. As a Designated Financial Company under the Dodd-Frank Act, Prudential Financial is now subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements (some of which are subject to future rulemaking) regarding risk-based capital and leverage, liquidity, stress-testing, overall risk management, resolution plans, early remediation, and credit concentration; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects as appropriate. Prudential Financial must also seek pre-approval from the Federal Reserve for the acquisition of certain companies engaged in financial activities. See “Business—Regulation” and “Risk Factors” included in this Annual Report on Form 10-K for more information regarding the potential impact of the Dodd-Frank Act on the Company, including as a result of these stricter prudential standards.

On July 18, 2013, the FSB, consisting of representatives of national financial authorities of the G20 nations, identified Prudential Financial as a G-SII. U.S. financial regulators are thereby expected to enhance their regulation of Prudential Financial to achieve a number of regulatory objectives, including enhanced group-wide supervision, enhanced capital standards (including basic capital and higher loss absorption capacity requirements), and development of a risk management plan (expected to be completed within 12 months of G-SII designation) and recovery and resolution plans (“RRP plans”; expected to be developed and agreed by the end of 2014). Higher loss absorption capacity requirements are expected to begin to be implemented in 2019.

At the direction of the FSB, the IAIS is developing a model framework, ComFrame, for the supervision of IAIGs that contemplates “group wide supervision” across national boundaries. Prudential Financial qualifies as an IAIG. In October 2013, the IAIS announced that it expects to develop a risk-based global insurance capital standard by 2016 applicable to IAIGs, with full implementation scheduled to begin in 2019. In addition, the IAIS seeks to promote the financial stability of IAIGs by endorsing: uniform standards for insurer corporate governance and enterprise risk management; group-wide supervision of IAIGs; a framework for group capital adequacy assessment that accounts for group-wide risks; additional regulatory and disclosure requirements for insurance groups; and the establishment of ongoing supervisory colleges. In October 2013 several of Prudential Financial’s domestic and foreign insurance regulators convened a supervisory college. The purpose of the supervisory college is to promote ongoing supervisory coordination, facilitate the sharing of information among regulators and to enhance each regulator’s understanding of Prudential Financial’s risk profile.

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

We are a licensed insurance company in New York, but are not domiciled in New York. The New York Department of Financial Services (“NY DFS”) has notified us that it does not agree with our calculation of statutory reserves (including the applicable credit for reinsurance) for New York purposes in respect of certain variable annuity products. We are currently in discussions with the NY DFS regarding the proper level of statutory reserves (including the applicable credit for reinsurance) for these products. If we are ultimately required to establish material additional reserves on a New York statutory accounting basis or cause material amounts of additional collateral to be posted with respect to such variable annuity or other products, our ability to deploy capital for other purposes could be affected.

In addition, the NAIC, the NYDFS and other regulators have increased their focus on life insurers’ use of captive reinsurance companies. If applicable insurance laws are changed in a way that impairs the use of captive reinsurance companies, our ability to write certain products and efficiently manage their associated risks could be adversely affected and we may need to increase prices on certain products, modify certain products or find alternate financing sources, any of which could adversely affect our competitiveness, capital and financial position and results of operations.

At this time we cannot predict the final outcome of the above regulatory developments, including what additional capital requirements, compliance and regulatory costs, or other burdens may be imposed on the Company.

Revenues and Expenses

The Company earns revenues principally from insurance premiums; mortality, expense, and asset administration fees from insurance and investment products; and investment of general account and other funds. The Company earns premiums primarily from the sale of individual life insurance. The Company earns mortality, expense fees, and asset administration fees on the servicing of universal life insurance and separate account products including variable life insurance and variable annuities. The Company’s operating expenses principally consist of insurance benefits provided and reserves established for anticipated future insurance benefits, general business expenses, commissions and other costs of selling and servicing the various products we sell and interest credited on general account liabilities.

Effective February 25, 2013, the Advanced Series Trust (“AST”) adopted a Rule 12b-1 Plan under the Investment Company Act of 1940 with respect to most of the AST portfolios that are offered through the Company’s variable annuity and variable life investment products. Under the Rule 12b-1 Plan, AST pays an affiliate of the Company for distribution and administrative services. Prior to the adoption of the 12b-1 Plan, the Company received an administrative service fee from AST and incurred expenses associated with administration services provided.

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

Interest rates in the U.S. remain lower than historical levels, and despite recent increases, continue to negatively impact the profitability of certain products we offer as well as returns on the investment portfolio backing our insurance liabilities.

The low interest rate environment we have experienced in recent years has impacted the profitability of certain products we offer as well as returns on the investment portfolio backing our insurance liabilities.

Regulatory Environment.    Financial market dislocations have produced, and are expected to continue to produce, extensive changes in existing laws and regulations, and regulatory frameworks applicable to our businesses. Prudential Financial is now subject to stricter prudential regulatory standards and supervision by the FRB as a Designated Financial Company. The use of captive reinsurance companies is also under increased scrutiny. In addition, state insurance laws regulate all aspects of our businesses and our insurance products are substantially affected by federal and state tax laws. Insurance regulators have begun to implement significant changes in the way in which industry participants must determine statutory reserves and statutory capital, particularly for products with embedded options and guarantees such as variable annuities, and universal life products with secondary guarantees.

Demographics.    Income protection, wealth accumulation and the needs of retiring baby boomers continue to shape the insurance industry. Retirement security is one of the most critical issues in the U.S. for individuals and the investment professionals and institutions that support them. The risk and responsibility of retirement savings continues to shift to employees, away from the government and employers. Life insurance ownership among U.S. households remains low, with consumers citing other financial priorities and cost of insurance as reasons for the lack of coverage.

Competitive Environment.    For the annuities business, traditional competitors continue to take actions to either exit the marketplace or de-risk products in response to recent market volatility. We proactively monitor changes in the annuity marketplace, and have taken actions to adapt our products to the current environment in order to maintain appropriate return prospects and improve our risk profile. We believe our current product offerings are competitively positioned and that our differentiated risk management strategies will provide us with an attractive risk and profitability profile.

The individual life market is mature and, due to the large number of competitors, competition is driven mainly by price and service. The economy has exacerbated pressure on pricing, creating an even greater challenge of maintaining pricing discipline. Many of our competitors took pricing actions in 2012 in response to the low interest rate environment. Our individual life sales in 2013 benefited from a strong competitive position as a result of these competitor actions, as well as expanded distribution opportunities from Prudential Insurance’s acquisition of The Hartford’s individual life business. In 2013 we implemented additional product design and pricing changes designed to shift sales away from guaranteed products toward non-guaranteed products. Maintaining our competitive positioning is dependent on sources of financing for the reserves associated with this business and timely utilization of the associated tax benefits.

Accounting Policies & Pronouncements

Application of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, the Company’s results of operations and financial position as reported in the Financial Statements could change significantly.

The following sections discuss the accounting policies applied in preparing our financial statements that management believes are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments.

Deferred Policy Acquisition and Other Costs

We capitalize costs that are directly related to the acquisition or renewal of insurance and annuity contracts. These costs primarily include commissions, as well as costs of policy issuance and underwriting and certain other expenses that are directly related to successfully negotiated contracts. See Note 2 to our Financial Statements for a discussion of the authoritative guidance adopted effective January 1, 2012, regarding which costs relating to the acquisition of new or renewal contracts qualify for deferral. We have also deferred costs associated with sales inducements offered in the past related to our variable and fixed annuity contracts. Sales inducements are amounts that are credited to the policyholder’s account balance as an inducement to purchase the contract. For additional information about sales inducements, see Note 7 to the Financial Statements. We generally amortize these deferred policy acquisition costs, or DAC, and deferred sales inducements, or DSI, over the expected lives of the contracts, based on our estimates of the level and timing of gross profits or gross premiums, depending on the type of contract. As described in more detail below, in calculating DAC and DSI amortization we are required to make assumptions about investment returns, mortality, persistency, and other items that impact our estimates of the level and timing of gross profits or gross premiums. We also periodically evaluate the recoverability of our DAC and DSI. For certain contracts, this evaluation is performed as part of our premium deficiency testing, as discussed further below in “—Policyholder Liabilities.” As of December 31, 2013, DAC for our life products was $98 million and DAC for our annuity products was $341 million. As of December 31, 2013, DSI was $88 million, related entirely to our annuity products.

Amortization methodologies

DAC associated with term life policies is amortized in proportion to gross premiums.

DAC and DSI associated with the variable and universal life policies and the variable and fixed annuity contracts is generally amortized over the expected life of these policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and the cost related to our guaranteed minimum death and guaranteed minimum income benefits. For variable annuities, actual gross profits also include the impacts of the embedded derivatives associated with certain of the optional living benefit features of our variable annuity contracts and related hedging activities, and actual gross profits used to determine amortization rates include the difference between the change in the fair value of hedge positions and the change in the value of an internally-defined hedge target related to these features. In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results and utilize these estimates to calculate amortization rates and expense amounts. In addition, in calculating gross profits, we include the profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities, as discussed below. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 13 to the Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. For a further discussion of the amortization of DAC and DSI, see “—Results of Operations.”

We also regularly evaluate and adjust the related DAC and DSI balances with a corresponding charge or credit to current period earnings for the impact of actual gross profits and changes in our projections of estimated future gross profits on our DAC and DSI amortization rates. Adjustments to the DAC and DSI balances include the impact to our estimate of total gross profits of the annual review of assumptions, our quarterly adjustments for current period experience and our quarterly adjustments for market performance. Each of these adjustments is further discussed below in “Annual assumptions review and quarterly adjustments.”

Annual assumptions review and quarterly adjustments

Annually, during the third quarter, we perform a comprehensive review of the assumptions used in estimating gross profits for future periods. Over the last several years, the Company’s most significant assumption updates resulting in a change to expected future gross profits and the amortization of DAC and DSI have been related to lapse experience and other contractholder behavior assumptions, mortality, and revisions to expected future rates of returns on investments. These assumptions may also cause potential significant variability in amortization expense in the future. The impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.

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

The quarterly adjustments for market performance referred to above reflect the impact of changes to our estimate of total gross profits to reflect actual fund performance and market conditions. A significant portion of gross profits for our variable annuity contracts are dependent upon the total rate of return on assets held in separate account investment options. This rate of return influences the fees we earn, costs we incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts, as well as other sources of profit. Returns that are higher than our expectations for a given period produce higher than expected account balances, which increase the future fees we expect to earn and decrease the future costs we expect to incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts. The opposite occurs when returns are lower than our expectations. The changes in future expected gross profits are used to recognize a cumulative adjustment to all prior periods’ amortization.

The near-term future rate of return assumptions used in evaluating DAC and DSI are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider the historical equity returns over a period of time and initially adjust future projected equity returns over the next four years (the “near term”) so that the assets are projected to grow at the long-term expected rate of return for the entire period. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 13%, we use our maximum future rate of return. As of December 31 2013, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 3.9% near-term mean reversion equity rate of return.

The weighted average rate of return assumptions for these businesses consider many factors specific to each business, including asset durations, asset allocations and other factors. We generally update the near term equity rates of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach, which assumes a convergence to the long-term equity expected rates of return. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits.

DAC and DSI Sensitivities

For variable annuity contracts, DAC and DSI are sensitive to changes in our future rate of return assumptions due primarily to the significant portion of gross profits that is dependent upon the total rate of return on assets held in separate account investment options.

The following table provides a demonstration of the sensitivity of each of these balances relative to our future rate of return assumptions by quantifying the adjustments to each balance that would be required assuming both an increase and decrease in our future rate of return by 100 basis points. The sensitivity includes an increase and decrease of 100 basis points to both the future rate of return assumptions in all years. The information below is for illustrative purposes only and considers only the direct effect of changes in our future rate of return on the DAC and DSI balances and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of DAC and DSI. Further, this information does not reflect changes in reserves, such as the reserves for the guaranteed minimum death and optional living benefit features of our variable annuity products, or the impact that changes in such reserves may have on the DAC and DSI balance.

	December 31, 2013

	Increase/(Decrease) in DAC	Increase/(Decrease) in DSI

	(in millions)
Decrease in future rate of return by 100 basis points	$(1)	$(1)
Increase in future rate of return by 100 basis points	$1	$1

For our variable and universal life policies, a significant portion of our gross profits is derived from mortality margins. As a result, our estimates of future gross profits are significantly influenced by our mortality assumptions. Our mortality assumptions are used to estimate future death claims over the life of these policies and may be developed based on Company experience, industry experience and/or other factors. Unless a material change in mortality experience that we feel is indicative of a long term trend is observed in an interim period, we generally update our mortality assumptions annually in the third quarter. Updates to our mortality assumptions in future periods could have a significant adverse or favorable effect on the results of our operations.

The following table provides a demonstration of the sensitivity of that DAC balance relative to our future mortality assumptions by quantifying the adjustments that would be required, assuming both an increase and decrease in our future mortality rate by 1%. The information below is for illustrative purposes only and considers only the direct effect of changes in our mortality assumptions on the DAC balance with no changes in any other assumptions such as persistency, future rate of return, or expenses included in our evaluation of DAC. Further, this information also does not reflect changes in unearned revenue reserve which would partially offset the adjustments to the DAC balance reflected below.

December 31, 2013

Increase/(Decrease) in DAC
(in millions)
Decrease in future mortality by 1%	$1
Increase in future mortality by 1%	$(1)

In addition to the impact of mortality experience relative to our assumptions, other factors may also drive variability in amortization expense, particularly during the third quarter when assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In the third quarter of 2013, updates to mortality assumptions drove the most significant changes to amortization expense.

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

Policyholder Liabilities

Future Policy Benefit Reserves

We establish reserves for future policy benefits to, or on behalf of, policyholders in the same period in which the policy is issued or acquired, using methodologies prescribed by U.S. GAAP. The reserving methodologies used for our businesses include the following:

•

For most long duration contracts, we utilize best estimate assumptions as of the date the policy is issued or acquired with provisions for the risk of adverse deviation, as appropriate. After the liabilities are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., U.S. GAAP reserves net of any DAC or DSI asset), the existing net reserves are adjusted by first reducing these assets by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than these asset balances for insurance contracts, we then increase the net reserves by the excess, again through a charge to current period earnings. If a premium deficiency is recognized, the assumptions as of the premium deficiency test date are locked in and used in subsequent valuations.

•

For certain reserves, such as our contracts with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”) and no lapse guarantees, we utilize current best estimate assumptions in establishing reserves. The reserves are subject to adjustments based on annual reviews of assumptions and quarterly adjustments for experience, including market performance, and the reserves may be adjusted through a benefit or charge to current period earnings.

•

For certain product guarantees, primarily the optional living benefit features of the variable annuity products, the benefits are accounted for as embedded derivatives, with fair values calculated as the present value of future expected benefit payments to contractholders less the present value of assessed rider fees attributable to the embedded derivative feature. Under U.S. GAAP, the fair values of these benefit features are based on assumptions a market participant would use in valuing these embedded derivatives. Changes in the fair value of the embedded derivatives are recorded quarterly through a benefit or charge to current period earnings.

The assumptions used in establishing reserves are generally based on the Company’s experience, industry experience and/or other factors, as applicable. We typically update our actuarial assumptions, such as mortality, morbidity, retirement and policyholder behavior assumptions, annually in the third quarter of each year, unless a material change is observed in an interim period that we feel is indicative of a long term trend. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term. In a sustained low interest rate environment, there is an increased likelihood that the reserves determined based on best estimate assumptions may be greater than the net liabilities. The following paragraphs provide additional details about our reserves for our individual life and annuity businesses.

The future policy benefit reserves related to term life products are determined as the present value of expected future benefits to or on behalf of policyholders and maintenance expenses less the present value of future net premiums, which are discussed more fully in Note 7 to the Financial Statements. For these reserves, we utilize best estimate assumptions as of the date the policy is issued or acquired with provisions for the risk of adverse deviation, as described above. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse, and maintenance expense assumptions. For variable and universal life products which contain no lapse guarantees, reserves are established using current best estimate assumptions, as described above.

Future policy benefits also include reserves for the GMDB and GMIB features of our variable annuities, and for the optional living benefit features that are accounted for as embedded derivatives. As discussed above, in establishing reserves for GMDBs and GMIBs, we utilize current best estimate assumptions. The primary assumptions used in establishing these reserves include the timing of annuitization, lapse, withdrawal and mortality assumptions, as well as interest rate and equity market return assumptions. Our lapse assumption includes a base lapse rate that takes into account the applicability of any surrender charges. Additionally, a dynamic lapse rate adjustment reduces the base lapse rate when the benefit amount is greater than the account value, as in-the-money contracts are less likely to lapse.

The reserves for certain optional living benefit features, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), are accounted for as embedded derivatives, with fair values calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived risk of its own non-performance (“NPR”), as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Capital market inputs and actual contractholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and volatility. In the risk neutral valuation, the initial swap curve drives the total returns used to grow the contractholders’ account values. The Company’s discount rate assumption is based on the LIBOR swap curve adjusted for an additional spread relative to LIBOR to reflect NPR. Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data, such as available industry studies or market transactions such as acquisitions and reinsurance transactions. For additional information regarding the valuation of these optional living benefit features, see Note 10 to the Financial Statements.

Sensitivity for Future Policy Benefit Reserves

We expect the future policy benefit reserves related to our variable annuities that are based on current best estimate assumptions, and those that represent embedded derivatives recorded at fair value to be the ones most likely to drive variability in earnings from period to period.

For the GMDB and GMIB features of our variable annuities, the reserves for these contracts are significantly influenced by the future rate of return assumptions. The following table provides a demonstration of the sensitivity of the reserves for GMDBs and GMIBs related to variable annuity contracts relative to our future rate of return assumptions by quantifying the adjustments to these reserves that would be required assuming both a 100 basis point increase and decrease in our future rate of return. The sensitivity includes an increase and decrease of 100 basis points to both the near term future rate of return assumptions used over the next four years, and the long term expected rate of return used thereafter. The information below is for illustrative purposes only and considers only the direct effect of changes in our future rate of return on operating results due to the change in the reserve balance and not changes in any other assumptions such as persistency or mortality included in our evaluation of the reserves, or any changes on DAC or other balances, discussed above in “—Deferred Policy Acquisition and Other Costs.”

December 31, 2013

Increase/ (Decrease) in GMDB/GMIB Reserves
(in millions)
Decrease in future rate of return by 100 basis points	$2
Increase in future rate of return by 100 basis points	$(1)

In addition to the impact of market performance relative to our future rate of return assumptions, other factors may also drive variability in the change in reserves, particularly during the third quarter when assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In the third quarter of 2013, updates to lapse rate and utilization rate assumptions drove the most significant changes to these reserves.

For a discussion of adjustments to the reserves for GMDBs and GMIBs for the years ended December 31, 2013 and 2012, see “—Results of Operations”.

For the optional living benefit features of certain variable annuities that are accounted for as embedded derivatives, the changes in reserves are significantly impacted by changes in both the capital markets assumptions and actuarial assumptions. Capital market inputs and actual policyholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, while actuarial assumptions are reviewed at least annually, and updated based upon emerging experience, future expectations and other data. For additional information about the impacts of capital markets assumptions, including interest rates, NPR credit spreads and equity returns, refer to “Quantitative and Qualitative Disclosures About

Market Risk” below. For actuarial assumptions, historical experience on which to base predictions about future sources of volatility is limited due to the fact this block of business is relatively new. In the third quarter of 2013, updates to lapse rate assumptions drove the most significant changes to these reserves. Other factors may also drive variability in the change in reserves, particularly during the third quarter when assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.

The Company’s liability for future policy benefits also includes reserves based on the present value of estimated future payments to or on behalf of policyholders related to contracts that have annuitized, where the timing and amount of payment depends on policyholder mortality. Expected mortality is generally based on the Company’s experience, industry data, and/or other factors. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are established, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses.

Unearned revenue reserves

Our unearned revenue reserve, or URR, reported as a component of “Policyholders’ account balances,” is $98 million as of December 31, 2013. This reserve primarily relates to variable and universal life products and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and are generally amortized over the expected lives of the contracts in proportion to the products’ estimated gross profits, similar to DAC as discussed above.

For the variable and universal life policies, a significant portion of our gross profits is derived from mortality margins. As a result, our estimates of future gross profits are significantly influenced by our mortality assumptions. Our mortality assumptions are used to estimate future death claims over the life of these policies and are developed based on Company experience, industry experience and/or other factors. Unless a material change in mortality experience that we feel is indicative of a long term trend is observed in an interim period, we generally update our mortality assumptions annually in the third quarter. Updates to our mortality assumptions in future periods could have a significant adverse or favorable effect on the results of the Company.

The following table provides a demonstration of the sensitivity of that URR balance relative to our future mortality assumptions by quantifying the adjustments that would be required, assuming both an increase and decrease in our future mortality rate by 1%. The information below is for illustrative purposes only and considers only the direct effect of changes in our mortality assumptions on the URR balance and not changes in any other assumptions such as persistency, future rate of return, expenses or changes in reserves included in our evaluation of URR. It does not reflect changes in assets, such as DAC, which would partially offset the adjustments to the URR balance reflected below. The impact of DAC is discussed in more detail above in “—Deferred Policy Acquisition and Other Costs

December 31, 2013

Increase/(Decrease) in URR
(in millions)
Decrease in future mortality by 1%	$1
Increase in future mortality by 1%	$(1)

In addition to the impact of mortality experience relative to our assumptions, other factors may also drive variability in the change in reserves, particularly during the third quarter when assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In the third quarter of 2013, updates to mortality assumptions drove the most significant changes to our URR.

Taxes on Income

Our effective tax rate is based on income, non-taxable and non-deductible items, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes.

An increase or decrease in our effective tax rate by one percent of income (loss) from continuing operations before income taxes, would have resulted in a decrease or increase in our income from continuing operations in 2013 of $2.3 million.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. See Note 9 to the Financial Statements for a discussion of the impact in 2011, 2012 and 2013 of changes to our total unrecognized tax benefits. We do not anticipate any significant changes within the next 12 months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

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

Adoption of New Accounting Pronouncements

There were no new accounting pronouncements adopted during 2013 requiring the application of critical accounting estimates. See Note 2 to Financial Statements for a complete discussion of newly issued accounting pronouncements, including further discussion of the authoritative guidance adopted in 2012 addressing which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral.

Changes in Financial Position

December 31, 2013 versus December 31, 2012

Total assets increased $2,012 million, from $11,288 million at December 31, 2012 to $13,300 million at December 31, 2013.

Separate account assets increased $1,861 million, from $8,374 million at December 31, 2012 to $10,235 million at December 31, 2013, primarily driven by market appreciation and positive net flows from variable annuity new business sales.

Deferred policy acquisition costs increased by $111 million from $328 million at December 31, 2012, to $439 million at December 31, 2013. The increase is primarily driven by write-ups primarily associated with the capitalization of commissions related to variable annuity new business sales and the impact of the mark-to-market of the reinsurance liability for living benefits and related hedge positions.

Reinsurance recoverables increased $129 million from $870 million at December 31, 2012, to $999 million at December 31, 2013. The increase is primarily driven by higher universal life policyholder account balances and term reserves ceded under existing affiliated reinsurance agreements due to business growth. Partially offsetting this is a decrease related to the mark-to-market of the reinsurance recoverable related to the reinsured liability for variable annuity living benefits accounted for as embedded derivatives, primarily driven by higher interest rates and equity markets. See Note 13 to the Financial Statements for additional information regarding affiliated reinsurance transactions.

Partially offsetting the above increases was a decrease to invested assets of $68 million from $1,508 million at December 31, 2012 to $1,440 million at December 31, 2013 primarily due to unfavorable mark to market losses on investments due to rising interest rates.

Total liabilities increased by $2,031 million, from $10,619 million at December 31, 2012 to $12,650 million at December 31, 2013. Separate account liabilities increased $1,861 million, offsetting the increase in separate account assets described above. Policyholders’ account balances increased $139 million, from $1,222 million at December 31, 2012 to $1,361 million at December 31, 2013, primarily driven by universal life business growth.

Income (Loss) from Operations before Income Taxes

2013 to 2012 Annual Comparison. Income from operations before income taxes increased $88 million from income of $143 million for the year ended December 31, 2012 to $231 million for the year ended December 31, 2013. Results for both periods include the impact on the amortization of DAC, DSI, and URR and on reserves for the GMDB and GMIB features, of the mark-to-market of the living benefit embedded derivative liability and related hedge positions and of changes in the estimated profitability of the business, as discussed in more detail below.

Excluding these items, income from operations before income taxes increased $28 million. This increase was primarily driven by higher fee income, net of distribution and amortization costs, related to higher average variable annuity account values invested in separate accounts due to market appreciation and positive net flows from new business sales. Also contributing to the increase was favorable variance in the mark-to-market related to embedded derivatives associated with our non-reinsured living benefit features and related hedges in our annuity products. The increase was partially offset by a decrease in income resulting from the 2012 coinsurance agreement with PAR U related to our individual life products.

The DAC and DSI impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions reflected a favorable variance of $49 million, from an amortization benefit of $45 million for the year ended December 31, 2012 to an amortization benefit of $93 million for the year ended December 31, 2013. The favorable variance was primarily driven by a larger benefit in current year due to larger NPR losses and from the impact of assumption updates compared to prior year.

Adjustments to the reserves for the GMDB/GMIB features of our products and to the amortization of DAC/DSI/URR included the impact from changes in the estimated profitability of the business. These adjustments resulted in a net benefit of $13 million and $2 million in 2013 and 2012, respectively. The net benefit in 2013 primarily reflected the annual review and update of assumptions, driven by reductions to our lapse and GMIB utilization rate assumptions to reflect our review of emerging experience, future expectations, and other refinements in our annuity products. This also reflected the impact of positive market performance on customer accounts relative to our assumptions in our annuity products and a favorable mortality assumption update in our life products. The net benefit in 2012 was primarily driven by the impact of positive market performance on annuity customer accounts relative to our assumptions, partially offset by the annual review and update of assumptions performed in that period, driven by reductions to our long-term interest and equity rate of return assumptions, as well as updates to actuarial assumptions and other refinements.

For variable annuity and variable and universal life contracts, we generally amortize DAC and DSI over the expected lives of the contracts based on the level and timing of gross profits on the underlying products. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include gross profits related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. For additional information regarding our best estimate of gross profits used to set amortization rates, see “—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

Revenues, Benefits and Expenses

2013 to 2012 Annual Comparison. Revenues increased $15 million year over year. This increase was primarily driven by an increase of $36 million in policy charges and fee income in our annuity products, consisting primarily of mortality and expense and other insurance charges, as well as asset management fees, assessed on policyholders’ fund balances primarily driven by higher annuity average separate account asset balances due to market appreciation and positive net flows from new business sales. Also contributing to the increase was a $31 million increase in realized investment gains due to a favorable variance in the mark-to-market related to embedded derivatives associated with our non-reinsured living benefit features in our annuity products. The increase is partially offset by a decrease of $52 million in our life products, reflected as decreases in policy charges and fee income, net investment income, and realized investment gains (losses), primarily resulting from the impact of the 2012 coinsurance agreement with PAR U and the impact of our annual review and update of assumptions, as discussed above.

Benefits and expenses decreased $72 million. This decrease was primarily driven by a favorable variance of $51 million in DAC amortization and $15 million in interest credited to policyholders’ account balances, which includes DSI amortization. Lower DAC and DSI amortization is mainly related to the impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above, as well as amounts ceded under the 2012 coinsurance agreement with PAR U in our life products. Also contributing to the decrease were lower policyholders’ benefits of $13 million, including changes in reserves, mainly driven by amounts ceded under the 2012 coinsurance agreement with PAR U in our life products and adjustments to the GMDB and GMIB reserves related to the impact of changes in the estimated profitability of the business, as discussed above.

For additional information regarding the 2012 coinsurance agreement with PAR U, see Note 13 to the Company’s Financial Statements.

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

Management monitors the liquidity of Prudential Financial, Prudential Insurance and the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our quarterly planning process. We believe that cash flows from the sources of funds available to us are sufficient to satisfy the current liquidity requirements of Prudential Financial and the Company, including reasonably foreseeable stress scenarios. We have a capital management framework in place that governs the allocation of capital and approval of capital uses, and we forecast capital sources and uses on a quarterly basis. We also employ a “Capital Protection Framework” to ensure the availability of capital resources to maintain adequate capitalization and competitive risk-based capital ratios under various stress scenarios.

On September 19, 2013, the Financial Stability Oversight Council made a final determination that Prudential Financial is a “Designated Financial Company” under the Dodd-Frank Act. As a Designated Financial Company, Prudential Financial is now subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements and limitations (some of which are the subject of ongoing rule-making) relating to risk-based capital, leverage, liquidity, stress-testing, overall risk management, resolution plans, early remediation; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects. In addition, on July 18, 2013, the Financial Stability Board, consisting of representatives of national financial authorities of the G20 nations, identified Prudential Financial as a global systemically important insurer. See “—Executive Summary—Regulatory Developments” above, as well as “Business—Regulation” and “Risk Factors” for information on these recent actions and their impact.

In June 2013, the Company paid a dividend in the amount of $155 million to Pruco Life.

Capital

Our capital management framework is primarily based on statutory risk based capital measures. The Risk Based Capital, or RBC, ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the NAIC. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. As of December 31, 2013 the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

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

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. As discussed above in “—Executive Summary—Regulatory Developments,” the NY DFS has notified us that it does not agree with our calculation of statutory reserves (including the applicable credit for reinsurance) for New York purposes in respect of certain variable annuity products. If we are ultimately required to establish material additional reserves on a New York statutory accounting basis or cause material amounts of additional collateral to be posted with respect to such variable annuity or other products, our ability to deploy capital for other purposes could be affected.

Capital Protection Framework

We employ a “Capital Protection Framework” to ensure that sufficient capital resources are available to maintain adequate capitalization and a competitive risk based capital ratio, under reasonably various stress scenarios. The Capital Protection Framework incorporates the potential impacts from market related stresses, including equity markets, real estate, interest rates, and credit losses. Potential sources of capital include on-balance sheet capital, derivatives, reinsurance and contingent sources of capital. Although we continue to enhance our approach, we believe we currently have access to sufficient resources to maintain adequate capitalization and a competitive RBC ratio under a range of potential stress scenarios.

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

Captive Reinsurance Companies

Prudential Financial and the Company use captive reinsurance companies to more effectively manage its reserves and capital on an economic basis and to enable the aggregation and transfer of risks. The captive reinsurance companies assume business from affiliates only. To support the risks they assume, the captives are capitalized to a level we believe is consistent with the “AA” financial strength rating targets of Prudential Financial’s insurance subsidiaries. All of the captive reinsurance companies are wholly-owned subsidiaries of Prudential Financial and are located domestically, typically in the state of domicile of the direct writing insurance subsidiary that cedes the majority of business to the captive. In addition to state insurance regulation, our captives are subject to internal policies governing their activities. Prudential Financial provides support to these captives, typically through net worth maintenance agreements, and in the normal course of business will contribute capital to the captives to support business growth and other needs. In addition, in connection with financing arrangements, Prudential Financial may guarantee certain of the captives’ obligations.

Recently, the NAIC, the New York State Department of Financial Services and other regulators have increased their focus on life insurers’ use of captive reinsurance companies. We cannot predict what, if any, changes may result from these reviews. If insurance laws are changed in a way that restricts our use of captive reinsurance companies in the future, our ability to write certain products and efficiently manage their associated risks could be adversely affected and we may need to increase prices on certain products, modify certain products or find alternate financing sources, any of which could adversely affect our competitiveness, capital and financial position and results of operations. Given the uncertainty of the ultimate outcome of these reviews, at this time we are unable to estimate their expected effects on our capital and financial position and results of operations.

Our life insurance business is subject to a regulation entitled “Valuation of Life Insurance Policies Model Regulation,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies Model Regulation,” commonly known as “Guideline AXXX.” The regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that these levels of reserves are non-economic. Prudential Financial uses captive reinsurance companies that are affiliates of the Company to implement reinsurance and capital management actions to satisfy these reserve requirements, by financing these non-economic reserves through the issuance of surplus notes by the captives, which are treated as capital for statutory purposes. The affiliated reinsurance agreements are described further in Note 13.

We also manage certain risks associated with our variable annuity products through arrangements with an affiliated captive reinsurance company. We reinsure variable annuity living benefit guarantees to an affiliated captive reinsurance company, Pruco Re. This enables Prudential Financial to aggregate these risks within Pruco Re and manage them more efficiently through a hedging program. Since Pruco Re is domiciled and subject to regulation in the State of Arizona, Pruco Re must collateralize its obligations under the reinsurance arrangement in order for PLNJ to claim a reinsurance reserve credit for its business ceded. This requirement is satisfied by Pruco Re depositing assets into statutory reserve credit trusts.

We believe Pruco Re currently maintains an adequate level of capital and has access to liquidity to support this hedging program. However, Pruco Re’s capital and liquidity needs can vary significantly due to, among other things, changes in equity markets, interest rates, mortality and policyholder behavior. Through its Capital Protection Framework, Prudential Financial maintains access to on-balance sheet and contingent sources of capital and liquidity that are available to meet these needs as they arise. As of December 31, 2013, the statutory reserve credit trusts required collateral of $7 million, a decrease of $141 million from December 31, 2012. Pruco Re has deposited assets into statutory reserve credit trusts to satisfy this requirement. The decrease in comparison to 2012 was primarily driven by impact of higher equity markets and interest rates.

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

We believe that the cash flows from our operations are adequate to satisfy our current liquidity requirements. The continued adequacy of this liquidity will depend upon factors such as future securities market conditions, changes in interest rate levels, contractholder perceptions of our financial strength, customer behavior, catastrophic events and the relative safety and attractiveness of competing products, each of which could lead to reduced cash inflows or increased cash outflows. Our cash flows from investment activities result from repayments of principal, proceeds from maturities and sales of invested assets and investment income, net of amounts reinvested. The primary liquidity risks with respect to these cash flows are the risk of default by debtors or bond insurers, our counterparties’ willingness to extend repurchase and/or securities lending arrangements, commitments to invest and market volatility. We closely manage these risks through our credit risk management process and regular monitoring of our liquidity position. In managing our liquidity, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions when selecting assets to support these contractual obligations. We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers from annuity contracts and deposit liabilities.

Individual life insurance policies are less susceptible to withdrawal than our annuity reserves and deposit liabilities because policyholders may be subject to a new underwriting process in order to obtain a new insurance policy. For our individual annuity contracts, to encourage persistency, most of our variable and fixed annuities have surrender or withdrawal charges for a specified number of years. Gross account withdrawals were consistent with our assumptions in asset/liability management, and the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity and public equity securities. As of December 31, 2013 and December 31, 2012 the Company had liquid assets of $973 million and $1,122 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $45.8 million and $52.8 million as of December 31, 2013 and December 31 2012, respectively. As of December 31, 2013, $880 million, or 95%, of the fixed maturity investments in company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $47 million, or 5%, of these fixed maturity investments were rated other than high or highest quality.

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

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk is defined as the risk of loss resulting from change in the value of assets, liabilities or derivative instruments as a result of absolute or relative changes in factors affecting financial markets, such as changes in interest rates, equity prices, foreign currency exchange rates and credit spreads.

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

Market Risk Management

Risk management includes the identification and measurement of various forms of risk, the establishment of risk thresholds and the creation of processes intended to maintain risks within these thresholds while optimizing returns on the underlying assets or liabilities. As an indirect wholly-owned subsidiary of Prudential Financial, the Company benefits from the risk management strategies implemented by its parent. Risk range limits are established for each type of market risk, and are approved by the Investment Committee of the Prudential Financial Board of Directors and subject to ongoing review.

Our risk management process utilizes tools and techniques, including:

•	Measures of price sensitivity to market changes (e.g., interest rates, equity index prices, foreign exchange, credit spreads)
•	Value-at-Risk, or “VaR” measures
•	Asset/liability management analytics
•	Stress scenario testing
•	Hedging programs
•	Risk management governance, including policies, limits and a market risk oversight committee

Market Risk Mitigation

Risk mitigation takes three primary forms:

1.	Managing assets to liability-based limits on net exposure. For example, investment policies identify target durations for assets based on liability characteristics and asset portfolios are managed to within ranges around them. This mitigates potential unanticipated economic losses from interest rate movements.
2.	Hedging non-strategic exposures. For example, our investment policies generally require hedging currency risk for all cash flows not offset by similarly denominated liabilities.
3.	Management of portfolio concentration risk. For example, ongoing monitoring and management at the enterprise level of key rate, currency and other concentration risks support diversification efforts to mitigate exposure to individual markets and sources of liquidity strain.

Market Risk Related to Interest Rates

Assets that subject us to interest rate risk primarily include fixed maturity securities, commercial mortgage and other loans and policy loans. Liabilities that subject us to interest rate risk primarily include policyholder account balances relating to interest-sensitive life insurance, annuity and other investment-type contracts, as well as through outstanding short-term and long-term debt Changes in interest rates create risk that the resulting changes in asset values will differ from the changes in the value of the liabilities relating to the underlying or hedged products. Derivatives that subject us to interest rate risk primarily include interest rate swaps. Additionally, changes in interest rates may impact other items including, but not limited to, the following:

•	Net investment spread between the amounts that we are required to pay and the rate of return we are able to earn on investments for certain products supported by general account investments
•	Asset-based fees earned on assets under management or contractholder account values
•	Estimated total gross profits and the amortization of deferred policy acquisition and other costs
•	Net exposure to the guarantees provided under certain products

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

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We use asset/liability management and derivative strategies to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have duration mismatch constraints tailored to the rate sensitivity of products in each entity. As of December 31, 2013 and 2012, the difference between the duration of assets and the target duration of liabilities in our duration-managed portfolios was within our limits. We consider risk-based capital and tax implications as well as current market conditions in our asset/liability management strategies.

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

We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift as of December 31, 2013 and 2012. This table is presented on a gross basis and excludes offsetting impacts to insurance liabilities that are not considered financial liabilities under U.S. GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets.

	December 31, 2013			December 31, 2012

	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Financial Assets with Interest Rate Risk:
Fixed maturities, available for sale	$-	$927	$(51)	$-	$1,066	$(52)
Policy loans (1)	-	177	-	-	255	(22)
Commercial loans	-	289	(14)	-	238	(10)
Derivatives: (2)
Futures	-	-	-	-	-	-
Swaps	118	-	(4)	98	7	(5)
Options	1,870	1	(0)	1,870	5	(0)
Financial Liabilities with Interest Rate Risk:
Investment Contracts	-	(141)	1	-	(133)	1

Total Estimated Potential Loss	-	-	(68)	-	-	(87)

(1)	In the fourth quarter of 2013, we implemented a change in valuation methodology regarding policy loans. For additional information, see Note 10 to the Financial Statements.

(2)	Includes fixed maturities classified as trading securities under U.S. GAAP, but are held for “other than trading” activities.

(3)	Excludes variable annuity optional living benefits accounted for as embedded derivatives.

The tables above do not include approximately $1,992 million and $1,914 million of insurance reserve and deposit liabilities as of December 31, 2013 and 2012, respectively, which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and financial liabilities set forth in these tables. The tables above also exclude variable annuity optional living benefits accounted for as embedded derivatives as the Company generally reinsures the risks associated with these benefits to an affiliated reinsurance company, Pruco Re, as part of its risk management strategy.

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

We manage investment equity price risk against benchmarks in respective markets. We benchmark our return on equity holdings against a blend of market indices, mainly the S&P 500 and Russell 2000 for U.S. equities. For equity investments within the separate accounts, the investment risk is borne primarily by the separate account contractholder rather than by the Company.

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

Derivatives

We use derivative financial instruments primarily to reduce market risk from changes in interest rates, equity prices and foreign currency exchange rates, including their use to alter interest rate or foreign currency exposures arising from mismatches between assets and liabilities. Our derivatives primarily include swaps, futures, options and forward contracts that are exchange-traded or contracted in the over-the-counter market. See Note 11 to the Financial Statements for a description of derivative activities as of December 31, 2013 and 2012.

Item 8.  Financial Statements and Supplementary Data

Information required with respect to this Item 8 regarding Financial Statements and Supplementary Data is set forth within the Index to Financial Statements elsewhere in this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting on the effectiveness of internal control over financial reporting as of December 31, 2013 are included in Part IV, Item 15 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Principal Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2013. Based on such evaluation, the Principal Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) occurred during the year ended December 31, 2013 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

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

Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 13, 2014 to be filed by Prudential Financial with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2013 (the “Proxy Statement”).

Item 14.  Principal Accountant Fees and Services

The information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) (1) and (2) Financial Statements of the Registrant are listed in the accompanying “Index to Financial Statements” hereof and are filed as part of this Report.

(a)	(3) Exhibits

2.	Not applicable.

3(i)(a)	The Articles of Incorporation of Pruco Life Insurance Company of New Jersey (as amended through March 11,1983) are incorporated by reference to Post-effective Amendment No. 26 to the Registration Statement on Form S-6 of Pruco Life of New Jersey Variable Appreciable Account as filed April 28, 1997, Registration No. 2-89780.

3(i)(b)	Certificate of Amendment to the Articles of Incorporation of Pruco Life Insurance Company of New Jersey dated February 12, 1998 is incorporated by reference to Post-Effective Amendment No. 12 to the Registration Statement on Form S-1, of Pruco Life of New Jersey Variable Contract Real Property Account as filed on April 16, 1999, Registration No. 33-20018.

3(i)(c)	Certificate of Amendment to the Certificate of Incorporation dated October 1, 2012 is incorporated by reference to the Company’s Annual Report on Form 10-K filed March 15, 2013, Registration No. 333-18053.

3(ii)	By-Laws of Pruco Life Insurance Company of New Jersey (as amended through August 4, 1999) incorporated by reference to Form S-6 of Pruco Life of New Jersey Variable Appreciable Account filed August 13, 1999, Registration No. 333-85117.

9.	None.

10.	None.

11.	Not applicable.

12.	Not applicable.

13.	Not applicable.

16.	Not applicable.

18.	None.

22.	None.

23.	Not applicable.

24.	Powers of Attorney.

31.1	Section 302 Certification of the Principal Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Principal Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS	-XBRL Instance Document.

101.SCH	-XBRL Taxonomy Extension Schema Document.

101.CAL	-XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	-XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	-XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	-XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newark, and State of New Jersey, on the 10th day of March 2014.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY (Registrant)

By:	/s/ Stephen Pelletier
Stephen Pelletier
Senior Vice President, performing the functions of the principal executive officer as of the date of this Annual Report on Form 10-K

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 2014.

Signature	Title

Robert F. O’Donnell	President, Chief Executive Officer and Director

/s/ Yanela C. Frias Yanela C. Frias	Vice President, Chief Financial Officer and Director

*Kent D. Sluyter Kent D. Sluyter	Director

* Kenneth Y. Tanji Kenneth Y. Tanji	Director

*Bernard J. Jacob Bernard J. Jacob	Director

*John Chieffo John Chieffo	Director

*Richard F. Lambert Richard F. Lambert	Director

* By:	/s/ Joseph D. Emanuel
Joseph D. Emanuel
(Attorney-in-Fact)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Pruco Life Insurance Company of New Jersey (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2013, of the Company’s internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

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

This Annual Report does not include an attestation report of the Company’s registered public accounting firm, PricewaterhouseCoopers LLP, regarding the internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

March 10, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Pruco Life Insurance Company of New Jersey:

In our opinion, the accompanying statements of financial position and the related statements of operations and comprehensive income, of equity and of cash flows present fairly, in all material respects, the financial position of Pruco Life Insurance Company of New Jersey (an indirect, wholly owned subsidiary of The Prudential Insurance Company of America) at December 31, 2013 and December 31, 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 13 of the financial statements, the Company has entered into extensive transactions with affiliated entities.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York March 10, 2014

Part I- Financial Information

Item 1. Financial Statements

Pruco Life Insurance Company of New Jersey

Statements of Financial Position

As of December 31, 2013 and December 31, 2012 (in thousands, except share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2013–$889,548; 2012–$976,665)	$927,341	$1,066,071
Equity securities, available-for-sale, at fair value (cost: 2013–$91; 2012–$1,303)	116	1,381
Trading account assets, at fair value	0	1,390
Policy loans	176,885	173,622
Short-term investments	5,180	2,226
Commercial mortgage and other loans	292,532	221,728
Other long-term investments	37,505	41,312

Total investments	1,439,559	1,507,730
Cash and cash equivalents	40,641	50,596
Deferred policy acquisition costs	439,315	327,832
Accrued investment income	15,024	15,782
Reinsurance recoverables	999,240	870,122
Receivables from parents and affiliates	34,479	29,221
Deferred sales inducements	88,350	70,728
Income taxes	-	33,557
Other assets	8,264	9,131
Separate account assets	10,235,426	8,373,780

TOTAL ASSETS	$13,300,298	$11,288,479

LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$1,360,664	$1,221,932
Future policy benefits and other policyholder liabilities	772,537	825,869
Cash collateral for loaned securities	4,081	2,134
Securities sold under agreements to repurchase	-	-
Income taxes	23,467	-
Short-term debt to affiliates	24,000	24,000
Long-term debt to affiliates	93,000	85,000
Payables to parent and affiliates	4,607	2,383
Other liabilities	132,083	83,541
Separate account liabilities	10,235,426	8,373,780

TOTAL LIABILITIES	12,649,865	10,618,639

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 12)

EQUITY
Common stock, ($5 par value; 400,000 shares, authorized, issued and outstanding)	2,000	2,000
Additional paid-in capital	211,147	211,049
Retained earnings	420,185	409,342
Accumulated other comprehensive income	17,101	47,449

TOTAL EQUITY	650,433	669,840

TOTAL LIABILITIES AND EQUITY	$13,300,298	$11,288,479

See Notes to Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Statements of Operations and Comprehensive Income (Loss)

Years Ended December 31, 2013, 2012 and 2011 (in thousands)

	2013	2012	2011
REVENUES
Premiums	$14,893	$14,133	$15,305
Policy charges and fee income	156,811	146,460	113,472
Net investment income	68,653	79,655	77,556
Asset administration fees	33,752	29,462	21,630
Other income	3,410	4,418	3,253
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	-	(3,852)	(7,483)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	-	2,382	7,215
Other realized investment gains (losses), net	22,581	11,947	(109,788)

Total realized investment gains (losses), net	22,581	10,477	(110,056)

TOTAL REVENUES	300,100	284,605	121,160

BENEFITS AND EXPENSES
Policyholders’ benefits	22,893	35,689	27,226
Interest credited to policyholders’ account balances	17,173	31,952	62,222
Amortization of deferred policy acquisition costs	(44,181)	7,145	90,046
General, administrative and other expenses	73,006	66,552	50,061

TOTAL BENEFITS AND EXPENSES	68,891	141,338	229,555

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	231,209	143,267	(108,395)

Income Taxes:
Current	33,370	64,255	(715)
Deferred	31,996	(25,049)	(47,893)

Total income tax expense (benefit)	65,366	39,206	(48,608)

NET INCOME (LOSS)	$165,843	$104,061	$(59,787)

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	38	33	(32)
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	(42,217)	12,645	21,317
Reclassification adjustment for (gains) losses included in net income	(4,511)	(12,176)	6,397

Net unrealized investment gains (losses)	(46,728)	469	27,714

Other comprehensive income (loss), before tax	(46,690)	502	27,682
Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	13	12	(11)
Net unrealized investment gains (losses)	(16,355)	165	9,700

Total	(16,342)	177	9,689
Other comprehensive income (loss), net of tax:	(30,348)	325	17,993

COMPREHENSIVE INCOME (LOSS)	$135,495	$104,386	$(41,794)

See Notes to Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Statements of Equity

Years Ended December 31, 2013, 2012 and 2011 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance, December 31, 2010	$2,000	$169,742	$365,068	$29,131	$565,941
Contributed Capital	-	38,000	-	-	38,000
Contributed/distributed capital- parent/child asset transfers	-	186	-	-	186
Comprehensive income (loss):
Net income (loss)	-	-	(59,787)	-	(59,787)
Other comprehensive income (loss), net of tax	-	-	-	17,993	17,993

Total comprehensive income (loss)					(41,794)

Balance, December 31, 2011	$2,000	$207,928	$305,281	$47,124	$562,333
Contributed capital	-	-	-	-	-
Contributed/distributed capital- parent/child asset transfers	-	3,121	-	-	3,121
Comprehensive income (loss):
Net income (loss)	-	-	104,061	-	104,061
Other comprehensive income (loss), net of tax	-	-	-	325	325

Total comprehensive income (loss)					104,386

Balance, December 31, 2012	$2,000	$211,049	$409,342	$47,449	$669,840
Dividend to parent	-	-	(155,000)	-	(155,000)
Contributed/distributed capital- parent/child asset transfers	-	98	-	-	98
Comprehensive income (loss):
Net income (loss)	-	-	165,843	-	165,843
Other comprehensive income (loss), net of tax	-	-	-	(30,348)	(30,348)

Total comprehensive income (loss)					135,495

Balance, December 31, 2013	$2,000	$211,147	$420,185	$17,101	$650,433

See Notes to Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Statements of Cash Flows

Years Ended December 31, 2013, 2012 and 2011 (in thousands)

	2013	2012	2011
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$165,843	$104,061	$(59,787)
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	7,462	(12,488)	(25,622)
Interest credited to policyholders’ account balances	17,173	31,952	62,222
Realized investment (gains) losses, net	(22,581)	(10,477)	110,056
Amortization and other non-cash items	(11,323)	(9,959)	(2,359)
Change in:
Future policy benefits and other insurance liabilities	148,527	132,050	93,600
Reinsurance recoverables	(157,241)	(101,575)	(127,939)
Accrued investment income	757	(247)	(910)
Receivables from parent and affiliates	(3,066)	(6,045)	2,213
Payables to parent and affiliates	2,107	115	(3,569)
Deferred policy acquisition costs	(98,081)	(83,684)	(25)
Income taxes payable	73,312	(12,047)	(73,506)
Deferred sales inducements	(1,793)	(19,219)	(22,392)
Other, net	6,635	(2,598)	(13,260)

Cash flows from (used in) operating activities	$127,731	$9,839	$(61,278)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	$239,272	$156,250	$171,016
Short-term investments	20,680	13,568	21,230
Policy loans	24,664	18,879	20,142
Ceded policy loans	(3,527)	(337)	-
Commercial mortgage and other loans	25,683	39,474	27,533
Other long-term investments	2,110	2,115	1,373
Equity securities, available for sale	6,650	2,660	474
Trading Account Assets, at fair value	1,499	-	-
Payments for the purchase/origination of:
Fixed maturities, available for sale	(148,365)	(143,093)	(293,216)
Short-term investments	(23,631)	(14,725)	(14,899)
Policy loans	(17,687)	(21,058)	(14,130)
Ceded policy loans	2,224	6,890	-
Commercial mortgage and other loans	(96,841)	(66,362)	(75,298)
Other long-term investments	(8,997)	(12,164)	(7,533)
Equity securities, available for sale	(5,253)	(2,508)	(1,347)
Notes receivable from parent and affiliates, net	(2,235)	(248)	1,334
Other, net	(123)	(103)	24

Cash flows from (used in) investing activities	$16,123	$(20,762)	$(163,297)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Policyholders’ account deposits	$230,627	$215,909	$159,318
Ceded policyholders’ account deposits	(124,909)	(79,417)	-
Policyholders’ account withdrawals	(130,982)	(123,185)	(83,438)
Ceded policyholders’ account withdrawals	10,785	1,436	-
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	1,947	(18,094)	16,859
Dividend to parent	(155,000)	-	-
Contributed capital	-	-	38,000
Contributed/Distributed capital- parent/child asset transfers	150	-	186
Net change in financing arrangements (maturities 90 days or less)	(13,000)	(13,000)	26,000
Drafts outstanding	5,573	(853)	(37,588)
Net change in long-term borrowing	21,000	52,000	44,000

Cash flows from (used in) financing activities	$(153,809)	$34,796	$163,337

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,955)	23,873	(61,238)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	50,596	26,723	87,961

CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,641	$50,596	$26,723

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net of refunds	$7,265	$97,799	$25,000
Interest paid	$2,341	$1,683	$98

See Notes to Financial Statements

Significant Non Cash Transactions

Cash Flows from Investing Activities for the year ended December 31, 2012 Statement of Cash Flows excludes $202 million of decreases in fixed maturities, available for sale and commercial mortgages related to the coinsurance transaction between the Company and PAR U, an affiliate. See Note 13 to the Financial Statements for more information on related party transactions.

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

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available-for-sale” are carried at fair value. See Note 10 for additional information regarding the determination of fair value. Fixed maturities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost and classified as “held-to-maturity.” The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also vary based on other assumptions regarding the underlying collateral, including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments recognized in earnings and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For mortgage-backed and asset-backed securities rated below AA or those for which an other than temporary impairment has been recorded, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as “available-for-sale,” net of tax, and the effect on deferred policy acquisition costs (“DAC”), deferred sales inducements (“DSI”), future policy benefits, and policyholder account balances that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)” (“AOCI”).

Trading account assets, at fair value, represents equity securities held in support of a deferred compensation plan and other fixed maturity securities carried at fair value. Realized and unrealized gains and losses for these investments are reported in “Asset administration fees and other income.” Interest and dividend income from these investments is reported in “Net investment income.”

Equity securities, available-for-sale, at fair value, are comprised of common stock, and non-redeemable preferred stock, and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on deferred policy acquisition costs, DSI, future policy benefits, and

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

policyholder account balances that would result from the realization of unrealized gains and losses, are included in AOCI. The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income” when earned.

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

Policy loans are carried at unpaid principal balances. Interest income on policy loans is recognized in “Net investment income” at the contract interest rate when earned. Policy loans are fully collateralized by the cash surrender value of the associated insurance policies.

Securities repurchase and resale agreements and securities loaned transactions are used primarily to earn spread income, to borrow funds, or to facilitate trading activity. As part of securities repurchase agreements or securities loaned transactions, the Company transfers U.S. and foreign debt and equity securities, or as well as U.S. government and government agency securities and receives cash as collateral. As part of securities resale agreements, the Company invests cash and receives as collateral U.S. government securities or other debt securities. For securities repurchase agreements and securities loaned transactions used to earn spread income, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

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

Unrealized investment gains and losses are also considered in determining certain other balances, including deferred policy acquisition costs, DSI, certain future policy benefits, policyholder account balances and deferred tax assets or liabilities. These balances are adjusted, as applicable, for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI. Each of these balances is discussed in greater detail below.

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

Deferred Policy Acquisition Costs

Costs that vary with and that are directly related to the successful acquisition of new and renewal insurance and annuity business are deferred to the extent such costs are deemed recoverable from future profits. Such DAC primarily include commissions, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully negotiated contracts. See below under “Adoption of New Accounting Pronouncements” for a discussion of the authoritative guidance adopted effective January 1, 2012, regarding which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. In each reporting period, capitalized DAC is amortized to “Amortization of deferred policy acquisition costs,” net of the accrual of imputed interest on DAC balances. DAC is subject to periodic recoverability testing. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI.

Deferred policy acquisition costs related to interest sensitive and variable life products and fixed and variable deferred annuity products are generally deferred and amortized over the expected life of the contracts (at least 30 years) in proportion to gross profits arising principally from investment margins, mortality and expense margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. The Company uses a reversion to the mean approach for equities to derive the future equity return assumptions.

However, if the projected equity return calculated using this approach is greater than the maximum equity return assumption, the maximum equity return is utilized. In addition to the gross profit components previously mentioned, the impact of the embedded derivatives associated with certain

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

optional living benefit features of the Company’s variable annuity contracts and related hedging activities are also included in actual gross profits used as the basis for calculating current period amortization and, in certain instances, in management’s estimate of total gross profits used for setting the amortization rate, regardless of which affiliated legal entity this activity occurs. In calculating gross profits, profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities are also included. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as described in Note 13. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. The effect of changes to total gross profits on unamortized DAC is reflected in “Amortization of deferred policy acquisition costs” in the period such total gross profits are revised. DAC related to non-participating traditional individual life insurance is amortized in proportion to gross premiums.

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

Deferred sales inducements

The Company offered various types of sales inducements to contractholders related to fixed and variable deferred annuity contracts. The Company defers sales inducements and amortizes them over the anticipated life of the policy using the same methodology and assumptions used to amortize DAC. Sales inducements balances are subject to periodic recoverability testing. The Company records amortization of deferred sales inducements in “Interest credited to policyholders’ account balances.” Deferred sales inducements, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI. See Note 7 for additional information regarding sales inducements.

Reinsurance recoverables

Reinsurance recoverables include corresponding receivables associated with reinsurance arrangements with affiliates. For additional information about these arrangements see Note 13.

Separate Account Assets and Liabilities

Separate account assets are reported at fair value and represent segregated funds that are invested for certain contractholders and other customers. The assets consist primarily of equity securities, fixed maturities, real estate related investments, real estate mortgage loans and short term investments and derivative instruments. The assets of each account are legally segregated and are generally not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the contractholders, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities primarily represent the contractholders’ account balance in separate account assets and to a lesser extent borrowings of the separate account, and will be equal and offsetting to total separate account assets. See Note 7 to the Financial Statements for additional information regarding separate account arrangements with contractual guarantees. The investment income and realized investment gains or losses from separate accounts generally accrue to the contractholders and are not included in the Company’s results of operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income.” Asset administration fees charged to the accounts are included in “Asset administration fees.”

Other Assets and Other Liabilities

Other assets consist primarily of premiums due, certain restricted assets, and receivables resulting from sales of securities that had not yet settled at the balance sheet date. Other liabilities consist primarily of accrued expenses, reinsurance payables, technical overdrafts, derivatives, and payables resulting from purchases of securities that had not yet been settled at the balance sheet date.

Future Policy Benefits

The Company’s liability for future policy benefits is comprised of liabilities for guarantee benefits related to certain nontraditional long-duration life and annuity contracts, which are discussed more fully in Note 7. These reserves represent reserves for the guaranteed minimum death and optional living benefit features on our variable annuity products and no lapse guarantees for our variable and universal life products. The optional living

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

benefits are primarily accounted for as embedded derivatives, with fair values calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. For additional information regarding the valuation of these optional living benefit features, see Note 10.

The Company’s liability for future policy benefits also includes reserves based on the present value of estimated future payments to or on behalf of policyholders related to contracts that have fixed and guaranteed terms, where the timing and amount of payment depends on policyholder mortality, and maintenance expenses less the present value of future net premiums. Expected mortality is generally based on Company experience, industry data and/or other factors. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are established, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses. Premium deficiency reserves do not include a provision for the risk of adverse deviation. Any adjustments to future policy benefit reserves related to net unrealized gains on securities classified as available-for-sale are included in AOCI. See Note 7 for additional information regarding future policy benefits.

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances primarily represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated general account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the general account balance. These policyholders’ account balances also include provision for benefits under non-life contingent payout annuities and certain unearned revenues.

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

Insurance Revenue and Expense Recognition

Premiums from individual life products, other than interest-sensitive and variable life contracts, are recognized when due. When premiums are due over a significantly shorter period than the period over which benefits are provided, any gross premium in excess of the net premium (i.e., the portion of the gross premium required to provide for all expected future benefits and expenses) is generally deferred and recognized into revenue in a constant relationship to insurance inforce. Benefits are recorded as an expense when they are incurred. Benefits and expenses for these products also include amortization of DAC. A liability for future policy benefits is recorded when premiums are recognized using the net premium method.

Revenues for variable deferred annuity contracts consist of charges against contractholder account values for mortality and expense risks, administration fees, surrender charges and an annual maintenance fee per contract. Revenues for mortality and expense risk charges and administration fees are recognized as assessed against the contractholder. Surrender charge revenue is recognized when the surrender charge is assessed against the contractholder at the time of surrender. Benefits and expenses for these products also include amortization of DAC and DSI. Benefit reserves for the variable investment options on annuity contracts represent the account value of the contracts and are included in “Separate account liabilities.”

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

Revenues for fixed immediate annuity and fixed supplementary contracts with and without life contingencies consist of net investment income. In addition, revenues for fixed immediate annuity contracts with life contingencies also consist of single premium payments recognized as annuity considerations when received. Benefit reserves for these contracts are based on applicable actuarial standards with assumed interest rates that vary by contract year. Reserves for contracts without life contingencies are included in “Policyholders’ account balances” while reserves for contracts with life contingencies are included in “future policy benefits and other policyholder liabilities.” Assumed interest rates ranged from 0.00% to 7.25% at December 31, 2013, and from 1.00% to 7.25% at December 31, 2012.

Revenues for variable life insurance contracts consist of charges against contractholder account values or separate accounts for expense charges, administration fees, cost of insurance charges, taxes and surrender charges. Certain contracts also include charges against premium to pay state premium taxes. All of these charges are recognized as revenue when assessed against the contractholder. Fees assessed that represent compensation to the Company for services to be provided in future periods and certain other fees are generally deferred and amortized into revenue over the life of the related contracts in proportion to estimated gross profits. Benefits and expenses for these products also include amortization of DAC. Benefit reserves for variable life insurance contracts represent the account value of the contracts and are included in “Separate account liabilities.”

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

Certain individual annuity contracts provide the holder a guarantee that the benefit received upon death or annuitization will be no less than a minimum prescribed amount, and certain individual life contracts provide no lapse guarantees. These benefits are accounted for as insurance contracts and are discussed in further detail in Note 7. The Company also provides contracts with certain living benefits which are considered embedded derivatives. These contracts are discussed in further detail in Note 7.

Amounts received as payment for interest-sensitive or variable contracts are reported as deposits to “Policyholders’ account balances” and “Separate account liabilities.” Revenues from these contracts are reflected in “Policy charges and fee income” consisting primarily of fees assessed during the period against the policyholders’ account balances for mortality and other benefit charges, policy administration charges and surrender charges. In addition to fees, the Company earns investment income from the investment of deposits in the Company’s general account portfolio. Fees assessed that represent compensation to the Company for services to be provided in future periods and certain other fees are generally deferred and amortized into revenue over the life of the related contracts in proportion to estimated gross profits. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited to policyholders’ account balances and amortization of DAC and DSI.

Premiums, benefits and expenses are stated net of reinsurance ceded to other companies.

Asset Administration Fees

The Company receives asset administration fee income from contractholders’ account balances invested in The Prudential Series Funds or, “PSF,” which are a portfolio of mutual fund investments related to the Company’s separate account products. Also, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust Funds (see Note 13). In addition, the Company receives fees from contractholders’ account balances invested in funds managed by companies other than affiliates of Prudential Insurance. Asset administration fees are recognized as income when earned.

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

Derivatives are used to manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed in detail below and in Note 11, all realized and unrealized changes in fair value of derivatives are recorded in current earnings, with the exception of the effective portion of cash flow hedges. Cash flows from derivatives are reported in the operating, investing, or financing activities sections in the Statements of Cash Flows based on the nature and purpose of the derivative.

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

Notes to Financial Statements—(Continued)

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

The Company sells variable annuity contracts that include optional living benefit features that may be treated from an accounting perspective as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these benefit features to an affiliate, Pruco Reinsurance Ltd. (“Pruco Re”). The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value and included in “Future policy benefits and other policyholder liabilities” and “Reinsurance recoverables” or “Other liabilities,” respectively. Changes in the fair value are determined using valuation models as described in Note 10, and are recorded in “Realized investment gains (losses), net.”

The Company entered into a new coinsurance agreement with an affiliate, PAR U, effective July 1, 2012. The settlement of the initial coinsurance premium occurred subsequent to the effective date of the coinsurance agreement. As a result, the settlement was treated as if settled on the effective date and adjusted for the time elapsed between the effective date and the settlement date. This adjustment to the initial coinsurance premium was equal to the earned interest and changes in market values from the effective date through the settlement date related to fixed maturity and commercial mortgage securities from an asset portfolio within the Company. The settlement feature of this agreement was accounted for as a derivative (See Note 13 for additional information about this agreement).

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

Items required by tax regulations to be included in the tax return may differ from the items reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements may be different than the actual rate applied on the tax return. Some of these differences are permanent such as expenses that are not deductible in the Company’s tax return, and some differences are temporary, reversing over time, such as valuation of insurance reserves. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years for which the Company has already recorded the tax benefit in the Company’s income statement. Deferred tax liabilities generally represent tax expense recognized in the Company’s financial statements for which payment has been deferred, or expenditures for which the Company has already taken a deduction in the Company’s tax return but have not yet been recognized in the Company’s financial statements.

The application of U.S. GAAP requires the Company to evaluate the recoverability of the Company’s deferred tax assets and establish a valuation allowance if necessary to reduce the Company’s deferred tax assets to an amount that is more likely than not to be realized. Considerable judgment is

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance the Company may consider many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) in which tax jurisdictions they were generated and the timing of their reversal; (4) taxable income in prior carryback years as well as projected taxable earnings exclusive of reversing temporary differences and carryforwards; (5) the length of time that carryovers can be utilized in the various taxing jurisdictions; (6) any unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that the Company would employ to avoid a tax benefit from expiring unused. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized.

U.S. GAAP prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on tax returns. The application of this guidance is a two-step process, the first step being recognition. The Company determines whether it is more likely than not, based on the technical merits, that the tax position will be sustained upon examination. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. The Company measures the tax position as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority that has full knowledge of all relevant information. This measurement considers the amounts and probabilities of the outcomes that could be realized upon ultimate settlement using the facts, circumstances, and information available at the reporting date.

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

Adoption of New Accounting Pronouncements

In December 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance establishing a single definition of a public entity for use in financial accounting and reporting guidance. This new guidance is effective for all current and future reporting periods and did not have a significant effect on the Company’s financial position, results of operations, or financial statement disclosures.

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

In December 2011 and January 2013, the FASB issued updated guidance regarding the disclosure of recognized derivative instruments (including bifurcated embedded derivatives), repurchase agreements and securities borrowing/lending transactions that are offset in the statement of financial position or are subject to an enforceable master netting arrangement or similar agreement (irrespective of whether they are offset in the statement of financial position). This new guidance requires an entity to disclose information on both a gross and net basis about instruments and transactions within the scope of this guidance. This new guidance is effective for interim or annual reporting periods beginning on or after January 1, 2013, and should be applied retrospectively for all comparative periods presented. The disclosures required by this guidance are included in Note 11.

Effective January 1, 2012, the Company adopted retrospectively new authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Under the amended guidance acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition with independent third parties or employees that are essential to the contract transaction, as well as the portion of employee compensation, including payroll fringe benefits, and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. Prior period financial information presented in these financial statements has been adjusted to reflect the retrospective adoption of the amended guidance. The impact of the retrospective adoption of this guidance on previously reported December 31, 2011 and December 31, 2010 balances was a reduction in “Deferred policy acquisition costs” of $91 million and $95 million, an increase in “Policyholders’ Account Balances” of

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

less than $1 million for both periods, and a reduction in “Total equity” of $59 million and $62 million, respectively. The impact of the retrospective adoption of this guidance on previously reported income from continuing operations before income taxes for the years ended December 31, 2011, 2010 and 2009 was an increase of $1 million and decreases of $11 million and $6 million, respectively. The lower level of costs now qualifying for deferral will be only partially offset by a lower level of amortization of “Deferred policy acquisition costs,” and, as such, will initially result in lower earnings in future periods primarily reflecting lower deferrals of wholesaler costs. While the adoption of this amended guidance changes the timing of when certain costs are reflected in the Company’s results of operations, it has no effect on the total acquisition costs to be recognized over time and has no impact on the Company’s cash flows.

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

In May 2011, the FASB issued updated guidance regarding the fair value measurements and disclosure requirements. The updated guidance clarifies existing guidance related to the application of fair value measurement methods and requires expanded disclosures. This new guidance is effective for the first interim or annual reporting period beginning after December 15, 2011, and should be applied prospectively. The expanded disclosures required by this guidance are included in Note 10. Adoption of this guidance did not have a significant effect on the Company’s financial position or results of operations.

In April 2011, the FASB issued updated guidance regarding the assessment of effective control for repurchase agreements. This new guidance is effective for the first interim or annual reporting period beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The Company’s adoption of this guidance did not have a significant effect on the Company’s financial position, results of operations, and financial statement disclosures.

In April 2011, the FASB issued updated guidance clarifying which restructurings constitute troubled debt restructurings. It is intended to assist creditors in their evaluation of whether conditions exist that constitute a troubled debt restructuring. This new guidance is effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual reporting period of adoption. The Company’s adoption of this guidance in the third quarter of 2011 did not have a significant effect on the Company’s financial position, results of operations, or financial statement disclosures.

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

In January 2014, the FASB issued updated guidance for troubled debt restructurings clarifying when an in substance repossession or foreclosure occurs, and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2014. This guidance can be elected for prospective adoption or by using a modified retrospective transition method. This guidance is not expected to have a significant effect on the Company’s financial position, results of operations, or financial statement disclosures.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$24,842	$2,939	$-	$27,781	$-
Obligations of U.S. states and their political subdivisions	4,781	53	153	4,681	-
Foreign government bonds	11,457	901	-	12,358	-
Public utilities	105,717	3,898	2,371	107,244	-
All other corporate securities	600,938	34,010	7,582	627,366	(45)
Asset-backed securities (1)	51,651	611	1,084	51,178	(102)
Commercial mortgage-backed securities	63,090	3,763	14	66,839	-
Residential mortgage-backed securities (2)	27,072	2,827	5	29,894	(281)

Total fixed maturities, available-for-sale	$889,548	$49,002	$11,209	$927,341	$(428)

Equity securities, available-for-sale
Common Stocks:
Industrial, miscellaneous & other	$-	$-	$-	$-
Mutual funds	38	-	1	37
Non-redeemable preferred stocks	53	26	-	79

Total equity securities, available-for-sale	$91	$26	$1	$116

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $0.7 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$25,681	$5,627	$-	$31,308	$-
Obligations of U.S. states and their political subdivisions	2,787	162	-	2,949	-
Foreign government bonds	11,523	1,627	-	13,150	-
Public utilities	96,733	9,761	-	106,494	-
All other corporate securities	646,447	58,447	362	704,532	(45)
Asset-backed securities (1)	61,578	1,944	95	63,427	(2,278)
Commercial mortgage-backed securities	70,799	7,433	9	78,223	-
Residential mortgage-backed securities (2)	61,117	4,871	-	65,988	(331)

Total fixed maturities, available-for-sale	$976,665	$89,872	$466	$1,066,071	$(2,654)

Equity securities, available-for-sale
Common Stocks (4):
Industrial, miscellaneous & other	$183	$67	$-	$250
Mutual funds	67	2	5	64
Non-redeemable preferred stocks	1,053	14	-	1,067

Total equity securities available-for-sale	$1,303	$83	$5	$1,381

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $3.0 million of net unrealized gains or losses on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.
(4)	Prior period has been reclassified to conform to the current period presentation.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

The amortized cost and fair value of fixed maturities by contractual maturities at December 31, 2013, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$34,061	$34,916
Due after one year through five years	245,432	264,010
Due after five years through ten years	212,412	226,263
Due after ten years	255,830	254,241
Asset-backed securities	51,651	51,178
Commercial mortgage-backed securities	63,090	66,839
Residential mortgage-backed securities	27,072	29,894

Total	$889,548	$927,341

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

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	2013	2012	2011
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$108,332	$11,599	$36,118
Proceeds from maturities/repayments	131,032	144,385	135,127
Gross investment gains from sales, prepayments, and maturities	5,704	13,712	2,614
Gross investment losses from sales and maturities	(1,379)	(1)	(88)
Equity securities, available-for-sale
Proceeds from sales	$6,650	$2,660	$2
Proceeds from maturities/repayments	-	-	472
Gross investment gains from sales	587	146	368
Gross investment losses from sales	(395)	-	-
Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$-	$(1,469)	$(268)
Writedowns for impairments on equity securities	(6)	(211)	(326)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of the impairment.

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

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Year Ended December 31, 2013	Year Ended December 31, 2012
	(in thousands)
Balance, beginning of period	$2,411	$3,438
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,674)	(1,039)
Additional credit loss impairments recognized in the current period on securities previously impaired	-	70
Increases due to the passage of time on previously recorded credit losses	48	165
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(69)	(223)

Balance, end of period	$716	$2,411

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

Trading Account Assets

The following table sets forth the composition of “Trading account assets” as of the dates indicated:

	December 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Trading account assets	(in thousands)
Equity securities (1)	$-	$-	$1,695	$1,390

(1)	Included in equity securities are perpetual preferred stock securities that have characteristics of both debt and equity securities.

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income” was $0.3 million, ($0.2) million and ($0.1) million during the years ended December 31, 2013, 2012 and 2011, respectively.

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	December 31, 2013		December 31, 2012
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and other loans by property type:
Apartments/Multi-Family	$81,484	28.5%	$60,663	27.2%
Retail	65,353	22.9	64,591	29.0
Industrial	40,281	14.1	36,691	16.5
Office	30,635	10.7	18,534	8.3
Other	25,277	8.8	12,211	5.5
Hospitality	24,186	8.5	9,742	4.4

Total commercial mortgage loans	267,216	93.5	202,432	90.9
Agricultural property loans	18,691	6.5	20,458	9.1

Total commercial and agricultural mortgage loans by property type	285,907	100.0%	222,890	100.0%

Valuation allowance	(1,785)		(1,162)

Total net commercial and agricultural mortgage loans by property type	284,122		221,728

Other Loans
Uncollateralized loans	8,410		-

Total other loans	8,410		-

Total commercial mortgage and other loans	$292,532		$221,728

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States and other countries with the largest concentrations in Illinois (15%), Texas (14%), and Florida (11%) at December 31, 2013.

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	December 31, 2013	December 31, 2012	December 31, 2011
	(in thousands)
Allowance for losses, beginning of year	$1,162	$1,410	$1,409
Addition to / (release of) allowance of losses	623	(248)	1

Allowance for losses, end of year (1)	$1,785	$1,162	$1,410

(1)	Agricultural loans represent less than $0.1 million of the ending allowance at December 31, 2013, 2012 and 2011, respectively.

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	December 31, 2013	December 31, 2012
	(in thousands)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment (1)	$-	$-
Ending balance: collectively evaluated for impairment (2)	1,785	1,162

Total ending balance	$1,785	$1,162

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

	December 31, 2013	December 31, 2012
	(in thousands)
Recorded Investment: (3)
Ending balance gross of reserves: individually evaluated for impairment (1)	$-	$-
Ending balance gross of reserves: collectively evaluated for impairment (2)	294,317	222,890

Total ending balance, gross of reserves	$294,317	$222,890

(1)	There were no loans individually evaluated for impairments at December 31, 2013 and 2012.
(2)	Agricultural loans collectively evaluated for impairment had a recorded investment of $18.7 million and $20.0 million at December 31, 2013 and 2012, respectively, and no related allowance for both periods. Uncollateralized loans collectively evaluated for impairment had a recorded investment of $8.4 million and $0 million at December 31, 2013 and 2012, respectively, and no related allowance for both periods.
(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. There were no impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and related allowance at December 31, 2013 and 2012. There were no recorded investments in impaired loans with an allowance recorded, before the allowances for losses at both December 31, 2013 and 2012.

There was no net investment income recognized on these loans for both the years ended December 31, 2013 and 2012. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The company had no such loans at December 31, 2013 and 2012. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

As described in Note 2, loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage and other loans. As of December 31, 2013 and 2012, 99% of the $286 million recorded investment and 98% of the $223 million recorded investment, respectively, had a loan-to-value ratio of less than 80%. As of both December 31, 2013 and 2012, 98% of the recorded investment had a debt service coverage ratio of 1.0X or greater. As of December 31, 2013, approximately 2% or $7 million of the recorded investment had a loan-to-value ratio greater than 100% or debt service coverage ratio less than 1.0X, reflecting loans where the mortgage amount exceeds the collateral value or where current debt payments are greater than income from property operations; none of which related to agricultural or uncollateralized loans. As of December 31, 2012, approximately 2% or $4 million of the recorded investment had a loan-to-value ratio greater than 100% or debt service coverage ratio less than 1.0X; none of which related to agricultural or uncollateralized loans.

As of December 31, 2013 and 2012, all commercial mortgage and other loans were in current status. The Company defines current in its aging of past due commercial mortgage and agricultural loans as less than 30 days past due.

There were no commercial mortgage and other loans in nonaccrual status as of December 31, 2013 and 2012. Nonaccrual loans are those on which the accrual of interest has been suspended after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability and loans for which a loan specific reserve has been established. See Note 2 for further discussion regarding nonaccrual status loans.

For the years ended December 31, 2013 and 2012, there were no commercial mortgage and other loans sold or acquired.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both December 31, 2013 and 2012, the Company had no significant commitments to fund to borrowers that have been involved in troubled debt restructuring. For the years ended December 31, 2013 and 2012, there were no adjusted pre-modification outstanding recorded investments or post-modification outstanding recorded investments. No payment defaults on commercial mortgage and other loans were modified as a troubled debt restructuring within the 12 months preceding the respective period. See Note 2 for additional information related to the accounting for troubled debt restructurings.

Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments” at December 31 for the years indicated:

	2013	2012
	(in thousands)
Company's investment in Separate accounts	$1,619	$1,765
Joint ventures and limited partnerships	35,886	27,309
Derivatives	-	12,238

Total other long-term investments	$37,505	$41,312

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

Net Investment Income

Net investment income for the years ended December 31, was from the following sources:

	2013	2012	2011
	(in thousands)
Fixed maturities, available-for-sale	$46,071	$56,024	$57,285
Equity securities, available-for-sale	-	11	12
Trading account assets	11	15	11
Commercial mortgage and other loans	13,831	13,503	12,187
Policy loans	9,901	9,626	9,503
Short-term investments and cash equivalents	63	80	85
Other long-term investments	2,105	4,012	1,718

Gross investment income	71,982	83,271	80,801
Less: investment expenses	(3,329)	(3,616)	(3,245)

Net investment income	$68,653	$79,655	$77,556

There were no non-income producing assets included in fixed maturities as of December 31, 2013. Non-income producing assets represent investments that have not produced income for the preceding twelve months.

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the years ended December 31, were from the following sources:

	2013	2012	2011
	(in thousands)
Fixed maturities	$4,325	$12,242	$2,257
Equity securities	186	(66)	42
Commercial mortgage and other loans	(623)	3,926	(1)
Short-term investments and cash equivalents	2	-	-
Joint ventures and limited partnerships	(13)	-	(44)
Derivatives	18,704	(5,625)	(112,310)

Realized investment gains (losses), net	$22,581	$10,477	$(110,056)

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the years ended December 31, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2010	$43	$29,087	$29,130
Change in component during period (2)	(21)	18,014	17,993

Balance, December 31, 2011	$22	$47,101	$47,123
Change in component during period (2)	21	305	326

Balance, December 31, 2012	$43	$47,406	$47,449
Change in other comprehensive income before reclassifications	38	(42,217)	(42,179)
Amounts reclassified from AOCI	-	(4,511)	(4,511)
Income tax benefit (expense)	(13)	16,355	16,342

Balance, December 31, 2013	$68	$17,033	$17,101

(1)	Includes cash flow hedges of ($3.1) million, ($1.3) million and ($1.0) million as of December 31, 2013, 2012 and 2011, respectively.
(2)	Net of taxes.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate (3)	$(237)	$(31)	$7,622

Net unrealized investment gains (losses) on available-for-sale securities (4)	4,748	(12,145)	(1,225)

Total net unrealized investment gains (losses)	4,511	(12,176)	6,397

Total reclassifications for the period	$4,511	$(12,176)	$6,397

(1)	All amounts are shown before tax.
(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)	See Note 11 for additional information on cash flow hedges.
(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, future policy benefits and policyholders’ account balances.

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policy Holder Account Balances(2)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2010	$(4,309)	$1,848	$(784)	$1,136	$(2,109)
Net investment gains (losses) on investments arising during the period	843	-	-	(295)	548
Reclassification adjustment for (gains) losses included in net income	2,049	-	-	(717)	1,332
Reclassification adjustment for OTTI losses excluded from net income(1)	-	-	-	-	-
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	-	(1,109)	-	388	(721)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders' account balances	-	-	642	(225)	417

Balance, December 31, 2011	$(1,417)	$739	$(142)	$287	$(533)

Net investment gains (losses) on investments arising during the period	873	-	-	(306)	567
Reclassification adjustment for (gains) losses included in net income	880	-	-	(308)	572
Reclassification adjustment for OTTI losses excluded from net income(1)	(106)	-	-	37	(69)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	-	(644)	-	225	(419)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders' account balances	-	-	306	(107)	199

Balance, December 31, 2012	$230	$95	$164	$(172)	$317

Net investment gains (losses) on investments arising during the period	126	-	-	(44)	82
Reclassification adjustment for (gains) losses included in net income	(132)	-	-	46	(86)
Reclassification adjustment for OTTI losses excluded from net income(1)	-	-	-	-	-

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policy Holder Account Balances(2)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	$-	$(723)	$-	$253	$(470)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders' account balances	-	-	(12)	4	(8)

Balance, December 31, 2013	$224	$(628)	$152	$87	$(165)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.
(2)	Balances are net of reinsurance.

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policy Holder Account Balances(3)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2010	$61,324	$(24,292)	$10,961	$(16,798)	$31,195
Net investment gains (losses) on investments arising during the period	23,930	-	-	(8,375)	15,555
Reclassification adjustment for (gains) losses included in net income	4,348	-	-	(1,522)	2,826
Reclassification adjustment for OTTI losses excluded from net income(2)	-	-	-	-	-
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	-	(7,406)	-	2,592	(4,814)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders' account balances	-	-	4,418	(1,546)	2,872

Balance, December 31, 2011	$89,602	$(31,698)	$15,379	$(25,649)	$47,634

Net investment gains (losses) on investments arising during the period	13,098	-	-	(4,584)	8,514
Reclassification adjustment for (gains) losses included in net income	(13,056)	-	-	4,570	(8,486)
Reclassification adjustment for OTTI losses excluded from net income(2)	106	-	-	(37)	69
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	-	5,389	-	(1,886)	3,503
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders' account balances	-	-	(6,378)	2,232	(4,146)

Balance, December 31, 2012	$89,750	$(26,309)	$9,001	$(25,354)	$47,088

Net investment gains (losses) on investments arising during the period	(49,387)	-	-	17,285	(32,102)
Reclassification adjustment for (gains) losses included in net income	(4,379)	-	-	1,534	(2,845)
Reclassification adjustment for OTTI losses excluded from net income(2)	-	-	-	-	-
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	-	14,655	-	(5,129)	9,526
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders' account balances	-	-	(6,875)	2,406	(4,469)

Balance, December 31, 2013	$35,984	$(11,654)	$2,126	$(9,258)	$17,198

(1)	Includes cash flow hedges. See Note 11 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.
(3)	Balances are net of reinsurance.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

The table below presents net unrealized gains (losses) on investments by asset class at December 31:

	2013	2012	2011
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$224	$230	$(1,417)
Fixed maturity securities, available-for-sale—all other	37,569	89,176	88,414
Equity securities, available-for-sale	25	78	(100)
Derivatives designated as cash flow hedges (1)	(3,057)	(1,327)	(630)
Other investments	1,447	1,823	1,918

Net unrealized gains (losses) on investments	$36,208	$89,980	$88,185

(1)	See Note 11 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	December 31, 2013
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
Obligations of U.S. states and their political subdivisions	$2,628	$153	$-	$-	$2,628	$153
Corporate securities	185,613	9,740	2,612	213	188,225	9,953
Asset-backed securities	31,499	1,068	642	16	32,141	1,084
Commercial mortgage-backed securities	397	10	268	4	665	14
Residential mortgage-backed securities	936	5	-	-	936	5

Total	$221,073	$10,976	$3,522	$233	$224,595	$11,209

Equity securities, available-for-sale	$22	$1	$-	$-	$22	$1

	December 31, 2012
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
Obligations of U.S. states and their political subdivisions	$-	$-	$-	$-	$-	$-
Corporate securities	20,938	241	1,014	121	21,952	362
Asset-backed securities	2,500	8	569	87	3,069	95
Commercial mortgage-backed securities	-	-	484	9	484	9
Residential mortgage-backed securities	-	-	-	-	-	-

Total	$23,438	$249	$2,067	$217	$25,505	$466

Equity securities, available-for-sale	$25	$5	$-	$-	$25	$5

The gross unrealized losses, related to fixed maturities at December 31, 2013 and 2012, are composed of $11.1 million and $0.2 million, respectively, related to high or highest quality securities based on NAIC or equivalent rating and $0.1 million and $0.3 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At both December 31, 2013 and 2012, the $0.2 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities and the consumer non-cyclical, communications, and basic industry sectors of the Company’s corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at December 31, 2013 or 2012. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At December 31, 2013, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

At both December 31, 2013 and 2012, none of the gross unrealized losses related to equity securities represented declines in value of greater than 20%, all of which have been in that position for less than six months. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at December 31, 2013 or 2012.

Securities Pledged and Special Deposits

The Company pledges as collateral investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase, collateralized borrowings and postings of collateral with derivative counterparties. At December 31, the carrying value of investments pledged to third parties as reported in the Statements of Financial Position included the following:

	2013	2012
	(in thousands)
Fixed maturity securities, available-for-sale	$3,936	$2,075

Total securities pledged	$3,936	$2,075

As of December 31, 2013 and 2012, the carrying amount of the associated liabilities supported by the pledged collateral was $4.1 million and $2.1 million, respectively, which was “Cash collateral for loaned securities”.

Fixed maturities of $0.6 million and $3.9 million at December 31, 2013 and 2012, respectively, were on deposit with governmental authorities or trustees as required by certain insurance laws.

4.    DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in deferred policy acquisition costs for the years ended December 31, are as follows:

	2013	2012	2011
	(in thousands)
Balance, beginning of year	$327,832	$262,895	$271,179
Capitalization of commissions, sales and issue expenses	53,901	90,828	90,072
Amortization- Impact of assumption and experience unlocking and true-ups	(15,114)	1,044	(983)
Amortization- All other	59,295	(8,189)	(89,063)
Change in unrealized investment gains and losses	13,402	4,870	(8,310)
Ceded DAC upon Coinsurance Treaty with PAR U (See Note 13)	-	(23,616)	-

Balance, end of year	$439,315	$327,832	$262,895

Deferred acquisition costs include reductions in capitalization and amortization related to reinsurance expense allowances resulting from the coinsurance treaties with PARCC, PAR TERM and PAR U, as well as reductions for the initial balance transferred to PAR U at inception of the coinsurance agreement (see Note 13).

Ceded capitalization was $48 million, $33 million and $19 million in 2013, 2012, and 2011, respectively. Ceded amortization amounted to $10 million, $11 million, and $7 million in 2013, 2012 and 2011, respectively. The ceded portion of the impact of changes in unrealized gains (losses) decreased the deferred acquisition cost asset $20 million in 2013 and increased the deferred acquisition cost asset $24 million in 2012.

5.    POLICYHOLDERS’ LIABILITIES

Future Policy Benefits

Future policy benefits at December 31 are as follows:

	2013	2012
	(in thousands)
Life insurance	$793,841	$694,076
Individual annuities	13,642	11,958
Policy claims and other liabilities	(34,946)	119,835

Total future policy benefits	$772,537	$825,869

Life insurance liabilities include reserves for death benefits and other policy benefits. Individual annuity liabilities include reserves for annuities that are in payout status.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

Future policy benefits for life insurance are generally equal to the aggregate of (1) the present value of future benefit payments and related expenses, less the present value of future net premiums, and (2) any premium deficiency reserves. Assumptions as to mortality and persistency are based on the Company’s experience, and in certain instances, industry experience, when the basis of the reserve is established. Interest rates range from 2.50% to 7.00%.

Future policy benefits for individual and group annuities and supplementary contracts are generally equal to the aggregate of (1) the present value of expected future payments, and (2) any premium deficiency reserves. Assumptions as to mortality are based on the Company’s experience, industry data, and/or other factors when the basis of the reserve is established. The interest rates used in the determination of the present value range from 0.00% to 7.25%, with none of the reserves based on an interest rate in excess of 8%.

Future policy benefits for other contract liabilities are generally equal to the present value of expected future payments based on the Company’s experience. The interest rates used in the determination of the present values range from 0.39% to 5.01%.

The Company’s liability for future policy benefits is also inclusive of liabilities for guaranteed benefits related to certain nontraditional long-duration life and annuity contracts. Liabilities for guaranteed benefits accounted for as embedded derivatives are primarily in other contract liabilities. The remaining liabilities for guaranteed benefits are primarily reflected with the underlying contract. See Note 7 for additional information regarding liabilities for guaranteed benefits related to certain nontraditional long-duration contracts.

Policyholders’ Account Balances

Policyholders’ account balances at December 31 are as follows:

	2013	2012
	(in thousands)
Interest-sensitive life contracts	$1,021,733	$876,585
Individual annuities	184,067	196,432
Guaranteed interest accounts	33,691	36,109
Other	121,173	112,806

Total policyholders' account balances	$1,360,664	$1,221,932

Policyholders’ account balances represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable. These policyholders’ account balances also include provisions for benefits under non-life contingent payout annuities. Interest crediting rates for interest-sensitive contracts range from 0.42% to 4.60%. Interest crediting rates for individual annuities range from 0.00% to 4.93%. Interest crediting rates for guaranteed interest accounts range from 1.00% to 5.25%. Interest crediting rates range from 0.50% to 3.50% for other.

6.    REINSURANCE

The Company participates in reinsurance with its affiliates PARCC, Pruco Re, PAR U, and PAR TERM, and its parent companies, Pruco Life and Prudential Insurance, in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely. The affiliated reinsurance agreements are described further in Note 13.

The Company has entered into various reinsurance agreements with an affiliate, Pruco Re, to reinsure its living benefit features sold on certain of its annuities as part of its risk management and capital management strategies. For additional details on these agreements, see Note 13.

Effective April 1, 2008, the Company entered into an agreement to reinsure certain variable Corporate Owned Life Insurance “COLI” policies with Pruco Life. For additional details on this agreement, see Note 13.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

Reinsurance amounts included in the Company’s Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
	(in thousands)
Direct premiums	$186,778	$174,418	$167,113
Premiums ceded	(171,885)	(160,287)	(151,808)

Premiums	$14,893	$14,133	$15,305

Direct policy charges and fees	$239,758	$206,296	$161,829
Policy charges and fees ceded	(82,947)	(59,836)	(48,357)

Policy charges and fees	$156,811	$146,460	$113,472

Direct policyholders' benefits	$228,175	$205,982	$191,532
Policyholders’ benefits ceded	(205,283)	(170,293)	(164,306)

Policyholders’ benefits	$22,893	$35,689	$27,226

Realized capital gains (losses) net, associated with derivatives	$(176,902)	$(1,620)	$(26,567)

Reinsurance premiums ceded for interest-sensitive products is accounted for as a reduction of policy charges and fee income. Reinsurance ceded for term insurance products is accounted for as a reduction of premiums.

Realized investment gains and losses include the impact of reinsurance agreements that are accounted for as embedded derivatives. Changes in the fair value of the embedded derivatives are recognized through “Realized investment gains (losses).” The Company has entered into reinsurance agreements to transfer the risk related to certain living benefit options on variable annuities to Pruco Re and to Pruco Life. See Note 13 for additional information on reinsurance agreements with affiliates. The reinsurance agreements are derivatives and have been accounted for in the same manner as an embedded derivative. See Note 11 for additional information related to the accounting for embedded derivatives.

Reinsurance recoverables included in the Company’s Statements of Financial Position as of December 31, were as follows:

	December 31, 2013	December 31, 2012
	(in thousands)
Domestic life insurance-affiliated	$997,197	$783,374
Domestic individual annuities-affiliated (1)	50	85,203
Domestic life insurance-unaffiliated	1,993	1,545

	$999,240	$870,122

(1)	December 31, 2013 excludes $43 million reclassed to other liabilities due to mark-to-market impact discussed above.

Substantially all reinsurance contracts are with affiliates as of December 31, 2013, 2012 and 2011. These contracts are described further in Note 13.

The gross and net amounts of life insurance face amount in force as of December 31, were as follows:

	2013	2012	2011
	(in thousands)
Gross life insurance face amount in force	$107,125,219	$101,793,986	$97,879,303
Reinsurance ceded	(97,197,953)	(92,025,256)	(88,113,164)

Net life insurance face amount in force	$9,927,266	$9,768,730	$9,766,139

7.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

The Company issues traditional variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. The Company also issues variable annuity contracts with general and separate account options where the Company contractually guarantees to the contractholder a return of no less than total deposits made to the contract less any partial withdrawals (“return of net deposits”). In certain of these variable annuity contracts, the Company also contractually guarantees to the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), and/or (2) the highest contract value on a specified date adjusted for any withdrawals (“contract value”). These guarantees include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. The Company also issues annuity contracts with market value adjusted investment options (“MVAs”), which provide for a return of principal plus a fixed rate of return if held to maturity, or, alternatively, a “market adjusted value” if surrendered prior to maturity or if funds are allocated to other investment options. The market value adjustment may result in a gain or loss to the Company, depending on crediting rates or an indexed rate at surrender, as applicable. The Company also issues fixed deferred annuity contracts without MVA that have a guaranteed credited rate and annuity benefit.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

In addition, the Company issues certain variable life, variable universal life and universal life contracts where the Company contractually guarantees to the contractholder a death benefit even when there is insufficient value to cover monthly mortality and expense charges, whereas otherwise the contract would typically lapse (“no lapse guarantee”). Variable life and variable universal life contracts are offered with general and separate account options similar to variable annuities.

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

For guarantees of benefits that are payable at annuitization, the net amount at risk is generally defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance. The Company’s primary risk exposures for these contracts relates to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including fixed income and equity market returns, benefit utilization timing of annuitization, contract lapses and contractholder mortality.

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

The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits.” As of December 31, 2013 and 2012, the Company had the following guarantees associated with these contracts, by product and guarantee type:

	December 31, 2013			December 31, 2012
	In the Event of Death	At Annuitization / Accumulation (1)		In the Event of Death	At Annuitization / Accumulation (1)
	(in thousands)
Variable Annuity Contracts
Return of Net Deposits
Account value	$5,734,942	$	N/A	$4,511,432	$	N/A
Net amount at risk	$3,592	$	N/A	$10,272	$	N/A
Average attained age of contractholders	61		N/A	60		N/A
Minimum return or contract value
Account value	$1,933,573		$6,958,377	$1,653,925		$5,523,025
Net amount at risk	$6,983		$84,150	$25,195		$171,890
Average attained age of contractholders	64		61	64		60
Average period remaining until earliest expected annuitization	N/A		0.07 years	N/A		0.15 years

(1)	Includes income and withdrawal benefits as described herein

	December 31, 2013	December 31, 2012
	In the Event of Death
	(in thousands)
Variable Life, Variable Universal Life and Universal Life Contracts
No Lapse Guarantees
Separate account value	$710,080	$643,930
General account value	$383,074	$298,222
Net amount at risk	$8,551,482	$6,992,592
Average attained age of contractholders	52 years	51 years

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2013	December 31, 2012
	(in thousands)
Equity funds	$4,604,397	$3,590,658
Bond funds	2,630,424	2,094,693
Money market funds	263,476	296,038

Total	$7,498,297	$5,981,389

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

In addition to the above mentioned amounts invested in separate account investment options, $170.2 million and $184.0 million of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA feature were invested in general account investment options in 2013 and 2012, respectively. For the years ended December 31, 2013, 2012 and 2011 there were no transfers of assets, other than cash, from the general account to any separate account, and accordingly no gains or losses recorded.

Liabilities for Guaranteed Benefits

The table below summarizes the changes in general account liabilities for guarantees on variable contracts. The liabilities for guaranteed minimum death benefits (“GMDB”), and guaranteed minimum income benefits (“GMIB”) are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders’ benefits.” Guaranteed minimum income and withdrawal benefits (“GMIWB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum accumulation benefits (“GMAB”) features are accounted for as bifurcated embedded derivatives and are recorded at fair value within “Future policy benefits”. Changes in the fair value of these derivatives, including changes in the Company’s own risk of non-performance, along with any fees attributed or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” See Note 10 for additional information regarding the methodology used in determining the fair value of these embedded derivatives.

	GMDB		GMIB	GMWB/GMIWB/G MAB	Total

	Variable Annuity	Variable Life, Variable Universal Life & Universal Life	Variable Annuity

	(in thousands)
Balance as of December 31, 2010	$840	$18,386	$1,236	$(41,316)	$(20,854)
Incurred guarantee benefits (1)	1,248	6,053	318	118,312	125,931
Paid guarantee benefits	(683)	-	-	-	(683)

Balance as of December 31, 2011	$1,405	$24,439	$1,554	$76,996	$104,394
Incurred guarantee benefits (1)	1,566	8,864	736	39,676	50,842
Paid guarantee benefits	(360)	(224)	-	-	(584)

Balance as of December 31, 2012	$2,611	$33,079	$2,290	$116,672	$154,652
Incurred guarantee benefits (1)	116	6,802	(1,277)	(154,862)	(149,221)
Paid guarantee benefits	(147)	-	(52)	-	(199)
Other	109	2,574	12	-	2,695

Balance as of December 31, 2013	$2,689	$42,455	$973	$(38,190)	$7,927

(1)	Incurred guarantee benefits include the portion of assessments established as additions to reserves as well as changes in estimates affecting the reserves. Also includes changes in the fair value of features accounted for as embedded derivatives.

The GMDB liability is determined each period end by estimating the accumulated value of a portion of the total assessments to date less the accumulated value of the excess death benefits. The GMIB liability associated with variable annuities is determined each period by estimating the accumulated value of a portion of the total assessments to date less the accumulated value of the excess income benefits. The portion of assessments used is calculated at each valuation date such that, the present value of excess benefits and the portion of the present value of total expected assessments over the lifetime of the contracts are equal. The Company regularly evaluates the estimates used and adjusts the GMDB and GMIB liability balances, with an associated charge or credit to earnings.

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

The GMWB features provide the contractholder with access to a guaranteed remaining balance if the account value is reduced to zero through a combination of market declines and withdrawals. The guaranteed remaining balance is generally equal to the protected value under the contract, which is initially established as the greater of the account value or cumulative deposits when withdrawals commence, adjusted for cumulative withdrawals. The contractholder also has the option, after a specified time period, to reset the guaranteed remaining balance to the then-current account value, if greater. The contractholder accesses the guaranteed remaining balance through payments over time, subject to maximum annual limits. The GMWB liability is calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

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

Sales Inducements

The Company generally defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize deferred policy acquisition costs. These deferred sales inducements are included in “Deferred Sales Inducements” in the Company’s Statements of Financial Position. The Company offered various types of sales inducements, including: (1) a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s initial deposit and (2) additional credits after a certain number of years a contract is held. Changes in deferred sales inducements, reported as “Interest credited to policyholders’ account balances,” are as follows:

	2013	2012	2011

	(in thousands)

Balance, beginning of year	$70,728	$48,101	$51,106
Capitalization	1,793	19,219	22,596
Amortization- Impact of assumption and experience unlocking and true-ups	1,799	4,488	(2,290)
Amortization- All other	13,501	(956)	(23,105)
Change in unrealized investment gains (losses)	529	(124)	(206)

Balance, end of year	$88,350	$70,728	$48,101

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

Statutory net income (loss) of the Company amounted to $81 million, $66 million, and $13 million for the years ended December 31, 2013, 2012 and 2011, respectively. Statutory surplus of the Company amounted to $380 million and $465 million at December 31, 2013 and 2012, respectively.

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

The Company is subject to New Jersey law, which limits the amount of dividends that insurance companies can pay to stockholders without approval of the New Jersey Department of Banking and Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is $81 million capacity to pay a dividend in 2014 without prior approval. The Company paid a dividend of $155 million in 2013. The Company did not pay any dividends in 2012.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

9.    INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, were as follows:

	2013	2012	2011

	(in thousands)
Current tax expense (benefit):
U.S.	$33,370	$64,255	$(715)

Total	33,370	64,255	(715)

Deferred tax expense (benefit):
U.S.	31,996	(25,049)	(47,893)

Total	31,996	(25,049)	(47,893)

Total income tax expense on continuing operations	65,366	39,206	(48,608)
Income tax expense (benefit) reported in equity related to:
Other comprehensive income (loss)	(16,342)	177	9,689
Additional paid-in capital	53	1,680	100

Total income tax expense (benefit) on continuing operations	$49,077	$41,063	$(38,819)

The Company’s actual income tax expense for the years ended December 31, differs from the expected amount computed by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes and cumulative effect of accounting change for the following reasons:

	2013	2012	2011

	(in thousands)

Expected federal income tax expense (benefit)	$80,923	$50,144	$(37,938)
Non-taxable investment income	(13,840)	(9,794)	(7,885)
Tax credits	(1,789)	(1,249)	(1,368)
Other	72	105	(1,417)

Total income tax expense (benefit) on income from continuing operations	$65,366	$39,206	$(48,608)

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is the primary component of the non-taxable investment income shown in the table above, and, as such, is a significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2012 and current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

In August 2007, the Internal Revenue Service (“IRS”) released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. In May 2010, the IRS issued an Industry Director Directive (“IDD”) confirming that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. In February 2014, the IRS released Revenue Ruling 2014-7, which modified and superseded Revenue Ruling 2007-54, by removing the provisions of Revenue Ruling 2007-54 related to the methodology to be followed in calculating the DRD and obsoleting Revenue Ruling 2007-61. However, there remains the possibility that the IRS and the U.S. Treasury will address, through subsequent guidance, the issues related to the calculation of the DRD. For the last several years, the revenue proposals included in the Obama Administration's budgets included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2011, 2012 or 2013 results.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2013	2012

	(in thousands)
Deferred tax assets
Insurance reserves	$120,815	$113,710
Other	-	766

Deferred tax assets	$120,815	$114,476

Deferred tax liabilities
Deferred policy acquisition costs	$106,577	$72,040
Deferred sales inducements	30,923	24,755
Net unrealized gains on securities	13,743	31,957
Investments	3,382	3,676
Other	531	-

Deferred tax liabilities	$155,156	$132,428

Net deferred tax asset (liability)	$(34,341)	$(17,952)

The application of U.S. GAAP requires the Company to evaluate the recoverability of deferred tax assets and establish a valuation allowance if necessary to reduce the deferred tax asset to an amount that is more likely than not expected to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance the Company considers many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) in which tax jurisdictions they were generated and the timing of their reversal; (4) taxable income in prior carryback years as well as projected taxable earnings exclusive of reversing temporary differences and carryforwards; (5) the length of time that carryovers can be utilized in the various taxing jurisdictions; (6) any unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that the Company would employ to avoid a tax benefit from expiring unused. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized. The company had no valuation allowance as of December 31, 2013, and 2012.

Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of deferred tax asset that is realizable.

The Company’s income (loss) from continuing operations before income taxes includes income (loss) from domestic operations of $231.2 million, $143.3 million and ($108.4) million, and no income from foreign operations for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company's liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the IRS or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes.

The Company’s unrecognized tax benefits for the years ended December 31 are as follows:

	2013	2012	2011
	(in thousands)
Balance at January 1,	$-	$113	$1,619
Increases in unrecognized tax benefits - prior years	-	-	-
(Decreases) in unrecognized tax benefits- prior years	-	-	(1,506)
Increases in unrecognized tax benefits - current year	-	-	-
(Decreases) in unrecognized tax benefits- current year	-	-	-
Settlement with taxing authorities	-	(113)	-

Balance at December 31,	$-	$-	$113

Unrecognized tax benefits that, if recognized, would favorably impact the effective rate	-	-	-

The Company does not anticipate any significant changes within the next 12 months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). In December 31, 2013 and 2012, the Company recognized nothing in the statement of operations and recognized no liabilities in the statement of financial position for tax-related interest and penalties.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

Listed below are the tax years that remain subject to examination by major tax jurisdiction, at December 31, 2013:

Major Tax Jurisdiction	Open Tax Years
United States	2004 - 2013

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

	As of December 31, 2013

	Level 1	Level 2	Level 3	Netting (1)	Total

	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$27,781	$-	$-	$27,781
Obligations of U.S. states and their political subdivisions	-	4,681	-	-	4,681
Foreign government bonds	-	12,358	-	-	12,358
Corporate securities	-	730,248	4,362	-	734,610
Asset-backed securities	-	35,155	16,023	-	51,178
Commercial mortgage-backed securities	-	66,839	-	-	66,839
Residential mortgage-backed securities	-	29,894	-	-	29,894

Sub-total	-	906,956	20,385	-	927,341
Trading account assets:
Equity securities	-	`-	-	-	-

Sub-total	-	-	-	-	-
Equity securities, available for sale:	-	37	79	-	116
Short-term investments	182	4,998	-	-	5,180
Cash equivalents	-	13,999	-	-	13,999
Other long-term investments	-	5,124	-	(5,124)	-
Reinsurance recoverables	-	-	-	-	-
Receivables from parents and affiliates	-	30,581	3,138	-	33,719

Sub-total excluding separate account assets	182	961,695	23,602	(5,124)	980,355
Separate account assets (2)	60,601	10,168,133	6,692	-	10,235,426

Total assets	$60,783	$11,129,828	$30,294	$(5,124)	$11,215,781

Future policy benefits (4)	-	-	(38,190)	-	(38,190)
Other liabilities (3)	-	5,125	43,340	(5,124)	43,341

Total liabilities	$-	$5,125	$5,150	$(5,124)	$5,151

	As of December 31, 2012

	Level 1	Level 2	Level 3	Netting (1)	Total

	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$31,308	$-	$-	$31,308
Obligations of U.S. states and their political subdivisions	-	2,949	-	-	2,949
Foreign government bonds	-	13,150	-	-	13,150
Corporate securities	-	804,953	6,073	-	811,026
Asset-backed securities	-	45,126	18,301	-	63,427
Commercial mortgage-backed securities	-	78,223	-	-	78,223
Residential mortgage-backed securities	-	65,988	-	-	65,988

Sub-total	-	1,041,697	24,374	-	1,066,071
Trading account assets:
Equity securities	-	-	1,390	-	1,390

Sub-total	-	-	1,390	-	1,390
Equity securities, available for sale:	250	64	1,067	-	1,381
Short-term investments	2,226	-	-	-	2,226
Cash equivalents	-	49,774	-	-	49,774
Other long-term investments	-	24,328	-	(12,090)	12,238
Reinsurance recoverables	-	-	85,166	-	85,166
Receivables from parents and affiliates	-	7,940	998	-	8,938

Sub-total excluding separate account assets	2,476	1,123,803	112,995	(12,090)	1,227,184
Separate account assets (2)	21,876	8,345,703	6,201	-	8,373,780

Total assets	$24,352	$9,469,506	$119,196	$(12,090)	$9,600,964

Future policy benefits (4)	-	-	116,673	-	116,673
Other liabilities	-	12,090	-	(12,090)	-

Total liabilities	$-	$12,090	$116,673	$(12,090)	$116,673

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

(1) “Netting” amounts represent the impact of offsetting asset and liability positions held within the same counterparty, subject to master netting arrangements.

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

(3) Reinsurance of variable annuity living benefit features classified as “Reinsurance Recoverables” at December 31, 2012 were reclassified to “Other Liabilities” – at December 31, 2013 as they were in a net liability position.

(4) For the year ended December 31, 2013, the net embedded derivative asset position of $38 million includes $109 million of embedded derivatives in an asset position and $71 million of embedded derivatives in a liability position. For the year ended December 31, 2012, the net embedded derivative liability position of $117 million includes $37 million of embedded derivatives in an asset position and $154 million of embedded derivatives in a liability position.

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below.

Fixed Maturity Securities – The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices for each security are generally sourced from multiple pricing vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. The pricing hierarchy is updated for new financial products and recent pricing experience. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from third party pricing services is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service. If the pricing service updates the price to be more consistent with the presented market observations, the security remains within Level 2.

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information with an internally-developed valuation. As of December 31, 2013 and December 31, 2012, over-rides on a net basis were not material. Pricing service over-rides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Equity Securities – Equity securities consist principally of investments in common and preferred stock of publicly traded companies, perpetual preferred stock, privately traded securities, as well as mutual fund shares. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. Estimated fair values for most privately traded equity securities are determined using discounted cash flow, earnings multiple and other valuation - models that require a substantial level of judgment around inputs and therefore are classified within Level 3. The fair values of mutual fund shares that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in the fair value hierarchy. The fair values of perpetual preferred stock are based on inputs obtained from independent pricing services that are primarily based on indicative broker quotes. As a result, the fair values of perpetual preferred stock are classified as Level 3.

Derivative Instruments – Derivatives are recorded at fair value either as assets, within “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility, expected returns, non-performance risk (“NPR”), liquidity and other factors. Liquidity valuation adjustments are made to reflect the cost of exiting significant risk positions, and consider the bid-ask spread, maturity, complexity, and other specific attributes of the underlying derivative position.

The majority of the Company’s derivative positions are traded in the over-the-counter OTC derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models that utilize actively quoted or observable market input values from external market data providers, third-party pricing vendors and/or recent trading activity. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value. The fair values of most OTC derivatives, including interest rate, cross currency swaps, currency forward contracts and single name credit default swaps are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key inputs include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, non-performance risk, volatility and other factors.

The Company’s cleared interest rate swaps and credit derivatives linked to an index are valued using models that utilize actively quoted or observable market inputs, including overnight indexed swap discount rates, obtained from external market data providers, third-party pricing vendors and/or recent trading activity. These derivatives are classified as Level 2 in the fair value hierarchy.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

To reflect the market’s perception of its own and the counterparty’s non-performance risk, the Company incorporates additional spreads over LIBOR into the discount rate used in determining the fair value of OTC derivative assets and liabilities that are not otherwise collateralized.

Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models, such as Monte Carlo simulation models and other techniques that utilize significant unobservable inputs. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to external broker-dealer values. As of December 31, 2013 and December 31, 2012, all derivatives were classified within Level 2. See Note 11 for more details on the fair value of derivative instruments by primary underlying.

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

Separate Account Assets – Separate Account Assets include fixed maturity securities, treasuries, equity securities and real estate investments for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities,” “Equity Securities" and “Other Long-Term Investments.”

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

Future Policy Benefits – The liability for future policy benefits primarily includes general account liabilities for the optional living benefit features of the Company’s variable annuity contracts, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), accounted for as embedded derivatives. The fair values of the GMAB, GMWB, and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the optional living benefit feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment.

The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived risk of its own non-performance, as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Since many of these assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 in the fair value hierarchy.

Capital market inputs and actual policyholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets, and volatility. In the risk neutral valuation, the initial swap curve drives the total return used to grow the policyholders’ account values. The Company’s discount rate assumption is based on the LIBOR swap curve adjusted for an additional spread relative to LIBOR to reflect NPR.

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

Transfers between Levels 1 and 2 – Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. The classification of Separate Account funds may vary dependent on the availability of information to the public. Should a fund’s net asset value become publicly observable, the fund would be transferred from Level 2 to Level 1. During the year ended December 31, 2013, $32 million was transferred from Level 1 to Level 2. Transfers between levels are generally reported at the values as of the beginning of the period in which the transfers occur. There were no transfers between Levels 1 and 2 for the years ended December 31, 2012 and 2011.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

Level 3 Assets and Liabilities by Price Source – The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of December 31, 2013
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$4,362	$-	$4,362
Asset-backed securities	50	15,973	16,023
Equity securities	79	-	79
Receivables from parents and affiliates	-	3,138	3,138

Subtotal excluding separate account assets	4,491	19,111	23,602
Separate account assets	6,692	-	6,692

Total assets	$11,183	$19,111	$30,294

Future policy benefits	$(38,190)	$-	$(38,190)
Other liabilities	43,340	-	43,340

Total liabilities	$5,150	$-	$5,150

	As of December 31, 2012
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$5,157	$916	$6,073
Asset-backed securities	56	18,245	18,301
Equity securities	1,067	1,390	2,457
Reinsurance recoverables	85,166	-	85,166
Receivables from parents and affiliates	-	998	998

Subtotal excluding separate account assets	91,446	21,549	112,995
Separate account assets	6,201	-	6,201

Total assets	$97,647	$21,549	$119,196

Future policy benefits	$116,673	$-	$116,673

Total liabilities	$116,673	$-	$116,673

(1)	Represents valuations which could incorporate both internally-derived and market inputs. See below for additional information related to internally-developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent non-binding broker quotes where pricing inputs are not readily available.

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The table below presents quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of December 31, 2013
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:
Corporate securities	$4,362	Discounted cash flow	Discount rate	11.0%	11.0%	11.00%	Decrease
		Market comparables	EBITDA multiples (2)	6.0X	7.0X	6.09X	Increase
Liabilities:
Future policy benefits (3)	$(38,190)	Discounted cash flow	Lapse rate (4)	0%	11%		Decrease
			NPR spread (5)	0.08%	1.09%		Decrease
			Utilization rate (6)	70%	94%		Increase
			Withdrawal rate (7)	86%	100%		Increase
			Mortality rate (8)	0%	13%		Decrease
			Equity Volatility curve	15%	28%		Increase
Other Liabilities	43,340	Represents reinsurance of variable annuity living benefits in a liability position. Fair values are determined in the same manner as future policy benefits

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

	As of December 31, 2012
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:
Corporate securities	$5,157	Discounted cash flow	Discount rate	11.50%	17.50%	13.39%	Decrease
Reinsurance recoverables	$85,166	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits (3)	$116,673	Discounted cash flow	Lapse rate (4)	0%	14%		Decrease
			NPR spread (5)	0.20%	1.60%		Decrease
			Utilization rate (6)	70%	94%		Increase
			Withdrawal rate (7)	85%	100%		Increase
			Mortality rate (8)	0%	13%		Decrease
			Equity Volatility curve	19%	34%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.
(2)	EBITDA multiples represent multiples of earnings before interest, taxes, depreciation and amortization, and are amounts used when the reporting entity has determined that market participants would use such multiples when pricing the investments.
(3)	Future policy benefits primarily represent general account liabilities for the optional living benefit features of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(4)	Base lapse rates are adjusted at the contract level based on a comparison of the benefit amount and the policyholder account value and reflect other factors, such as the applicability of any surrender charges. A dynamic lapse adjustment reduces the base lapse rate when the benefit amount is greater than the account value, as in-the-money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.
(5)	To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuation of individual living benefit contracts in a liability position and generally not to those in a contra-liability position. In determining the NPR spread, the Company reflects the financial strength ratings of the Company and its affiliates as these are insurance liabilities and senior to debt. The additional spread over LIBOR is determined by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium.
(6)	The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. These assumptions vary based on the product type, the age of the contractholder and the age of the contract. The impact of changes in these assumptions is highly dependent on the contract type and age of the contractholder at the time of the sale and the timing of the first lifetime income withdrawal.
(7)	The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.
(8)	Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%. Based on historical experience, the Company applies a set of age and duration specific mortality rate adjustments compared to standard industry tables. A mortality improvement assumption is also incorporated into the overall mortality table.

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

Future Policy Benefits – The unobservable contractholder behavior inputs related to the liability for the optional living benefit features of the Company’s variable annuity contracts included in future policy benefits are generally based on emerging experience, future expectations and other data. While experience for these products is still emerging, the Company expects benefit utilization and withdrawal rates to generally be correlated with lapse rates. However, behavior is generally highly dependent on the facts and circumstances surrounding the individual contractholder, such as their liquidity needs or tax situation, which could drive lapse behavior independent of other contractholder behavior assumptions. The dynamic lapse adjustment assumes lower lapses when the benefit amount is greater than the account value, as in-the-money contracts are less likely to lapse. Therefore, to the extent more efficient contractholder behavior results in greater in-the-moneyness at the contract level, the dynamic lapse function will reduce lapse rates for those contracts. Similarly, to the extent that increases in equity volatility are correlated with overall declines in the capital markets, the dynamic lapse function will lower overall lapse rates as contracts become more in-the-money.

Separate Account Assets – In addition to the significant internally-priced Level 3 assets and liabilities presented and described above, the Company also has internally-priced separate account assets reported within Level 3. Changes in the fair value of separate account assets are borne by customers and thus are offset by changes in separate account liabilities on the Company’s Statement of Financial Position. As a result, changes in value associated with these investments do not impact the Company’s Statement of Operations. In addition, fees earned by the Company related to the

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

management of most separate account assets classified as Level 3 do not change due to changes in the fair value of these investments. Quantitative information about significant internally-priced Level 3 separate account assets is as follows:

Real Estate and Other Invested Assets – Separate account assets include $6.7 million and $6.2 million of investments in real estate as of December 31, 2013 and December 31, 2012, respectively, that are classified as Level 3 and reported at fair value which is determined by the Company's equity in net assets of the entities. Fair value estimates of real estate are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments are typically included in the Level 3 Classification. Key unobservable inputs to real estate valuation include capitalization rates, which ranged from 5.00% to 10.00% (6.82% weighted average) as of December 31, 2013 and 5.50% to 9.50% (7.30% weighted average) as of December 31, 2012 and discount rates which ranged from 6.75% to 11.00% (7.90% weighted average) as of December 31, 2013 and 7.00% to 11.50% (8.30% weighted average) as of December 31, 2012.

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

The Company has also established policies and guidelines that require the establishment of valuation methodologies and consistent application of such methodologies. These policies and guidelines govern the use of inputs and price source hierarchies and provide controls around the valuation processes. These controls include appropriate review and analysis of investment prices against market activity or indicators of reasonableness, approval of price source changes, price overrides, methodology changes and classification of fair value hierarchy levels. For optional living benefit features of the Company’s variable annuity products, the actuarial valuation unit periodically performs baseline testing of contract input data and actuarial assumptions are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data, such as available industry studies. The valuation policies and guidelines are reviewed and updated as appropriate.

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

	Year Ended December 31, 2013
	Fixed Maturities - Available For Sale
	Corporate Securities	Asset-Backed Securities	Trading Account Assets - Equity Securities	Equity Securities, Available for Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$6,073	$18,301	$1,390	$1,067
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(87)	-	-	483
Asset management fees and other income	-	-	109	-
Interest credited to policyholders’ account balances	-	-	-	-
Included in other comprehensive income (loss)	(95)	86	-	11
Net investment income	36	244	-	-
Purchases	352	12,016	-	-
Sales	(1)	-	(1,499)	(1,482)
Issuances	-	-	-	-
Settlements	(975)	(5,109)	-	-
Transfers into Level 3 (2)	-	-	-	-
Transfers out of Level 3 (2)	(941)	(7,518)	-	-
Other (4)	-	(1,997)	-	-

Fair Value, end of period assets/(liabilities)	$4,362	$16,023	$-	$79

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

	Year Ended December 31, 2013
	Fixed Maturities - Available For Sale
	Corporate Securities	Asset-Backed Securities	Trading Account Assets - Equity Securities	Equity Securities, Available for Sale
	(in thousands)
Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$25	$-

	Year Ended December 31, 2013
	Receivables from Parents and Affiliates	Separate Account Assets (1)	Future Policy Benefits	Other Liabilities (5)
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$998	$6,201	$(116,673)	$85,164
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	-	204,349	(169,386)
Asset management fees and other income	-	-	-	-
Interest credited to policyholders’ account balances	-	491	-	-
Included in other comprehensive income (loss)	(9)	-	-	-
Net investment income	-	-	-	-
Purchases	3,648	-	-	40,882
Sales	(2,497)	-	-	-
Issuances	-	-	(49,486)	-
Settlements	-	-	-	-
Transfers into Level 3 (2)	-	-	-	-
Transfers out of Level 3 (2)	(999)	-	-	-
Other (4)	1,997	-	-	-

Fair Value, end of period assets/(liabilities)	$3,138	$6,692	$38,190	$(43,340)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$202,622	$(168,474)
Asset management fees and other income	$-	$-	$-	$-
Interest credited to policyholders’ account balances	$-	$491	$-	$-

	Year Ended December 31, 2012
	Fixed Maturities Available For Sale
	Corporate Securities	Asset-Backed Securities	Commercial mortgage- backed securities	Trading Account Assets - Equity Securities	Equity Securities, Available for Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$1,755	$18,627	$-	$1,569	$1,144
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(468)	76	-	-	(122)
Asset management fees and other income	-	-	-	(179)	-
Included in other comprehensive income (loss)	116	355	(128)	-	45
Net investment income	8	337	1	-	-
Purchases	4,704	5,302	-	-	-
Sales	(30)	-	-	-	-
Issuances	-	-	-	-	-
Settlements	(1,814)	(6,142)	(2,496)	-	-
Transfers into Level 3 (2)	4,826	200	2,623	-	-
Transfers out of Level 3 (2)	(3,024)	(454)	-	-	-

Fair Value, end of period assets/(liabilities)	$6,073	$18,301	$-	$1,390	$1,067

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$(179)	$-
Interest credited to policyholders’ account balances	$-	$-	$-	$-	$-

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

	Year Ended December 31, 2012
	Other Long- Term Investments	Reinsurance Recoverables	Receivables from Parents and Affiliates	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$18	$53,677	$-	$5,995	$(76,996)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(18)	1,491	-	-	(1,562)
Asset management fees and other income	-	-	-	-	-
Interest credited to policyholders’ account balances	-	-	-	206	-
Included in other comprehensive income (loss)	-	-	(2)	-	-
Net investment income	-	-	-	-	-
Purchases	-	29,997	1,000	-	-
Sales	-	-	-	-	-
Issuances	-	-	-	-	(38,115)
Settlements	-	-	-	-	-
Transfers into Level 3 (2)	-	-	-	-	-
Transfers out of Level 3 (2)	-	-	-	-	-

Fair Value, end of period assets/(liabilities)	$-	$85,165	$998	$6,201	$(116,673)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$2,126	$-	$-	$(2,670)
Asset management fees and other income	$-	$-	$-	$-	$-
Interest credited to policyholders’ account balances	$-	$-	$-	$206	$-

	Year Ended December 31, 2011
	Fixed Maturities Available For Sale
	Corporate Securities	Asset-Backed Securities	Commercial Mortgage- Backed Securities	Equity Securities, Available for Sale	Other Long- Term Investments
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$3,636	$16,619	$-	$255	$-
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	2	-	-	(516)	18
Asset management fees and other income	-	-	-	-	-
Included in other comprehensive income (loss)	(96)	(121)	-	398	-
Net investment income	59	256	-	-	-
Purchases	1,300	11,089	5,019	1,000	-
Sales	(99)	-	-	-	-
Issuances	73	-	-	-	-
Settlements	(148)	(5,251)	-	-	-
Transfers into Level 3 (2)	900	-	-	1,536	-
Transfers out of Level 3 (2)	(3,872)	(3,965)	(5,019)	-	-
Other (4)	-	-	-	(1,529)	-

Fair Value, end of period assets/(liabilities)	$1,755	$18,627	$-	$1,144	$18

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$(454)	$-
Asset management fees and other income	$-	$-	$-	$-	$-
Interest credited to policyholders’ account balances	$-	$-	$-	$-	$-

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

	Year Ended December 31, 2011
	Reinsurance Recoverables	Receivables from Parents and Affiliates	Separate Account Assets (1)	Future Policy Benefits	Other Trading Account Assets - Equity Securities
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$11,108	$5,888	5,393	$41,316	$-
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(25,919)	-	-	(94,684)	-
Asset management fees and other income	-	-	-	-	40
Interest credited to policyholders’ account balances	-		602	-	-
Included in other comprehensive income (loss)	-	(13)	-	-	-
Net investment income	-	-	-	-	-
Purchases	68,488	104	-	(23,628)	-
Sales	-	-	-	-	-
Issuances	-	-	-	-	-
Settlements	-	-	-	-	-
Transfers into Level 3 (2)	-	-	-	-	-
Transfers out of Level 3 (2)	-	(5,979)	-	-	-
Other (4)	-	-	-	-	1,529

Fair Value, end of period assets/(liabilities)	$53,677	$-	$5,995	$(76,996)	$1,569

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$18,797	$-	$-	$(94,098)	$-
Asset management fees and other income	$-	$-	$-	$-	$-
Interest credited to policyholders’ account balances	$-	$-	$602	$-	$-

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Statements of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Other primarily represents reclasses of certain assets between reporting categories.
(5)	Reinsurance of variable annuity living benefit features classified as “Reinsurance Recoverables” at December 31, 2012, were reclassified to “Other Liabilities” – at December 31, 2013 as they were in a net liability position.

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

	December 31, 2013					December 31, 2012
	Fair Value				Carrying Amount (1)	Fair Value	Carrying Amount
	Level 1	Level 2	Level 3	Total	Total	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$-	$-	$297,317	$297,317	$292,532	$237,932	$221,728
Policy loans	-	-	176,885	176,885	176,885	254,824	173,622
Other long term investments	-	-	744	744	658	430	388
Cash and cash equivalents	1,091	25,551	-	26,642	26,642	822	822
Accrued investment income	-	15,024	-	15,024	15,024	15,782	15,782
Receivables from parents and affiliates	-	23,198	-	23,198	23,090	20,462	20,284
Other assets	-	3,941	-	3,941	3,941	4,886	4,887

Total assets	$1,091	$67,714	$474,946	$543,751	$538,772	$535,138	$437,513

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

	December 31, 2013					December 31, 2012
	Fair Value				Carrying Amount (1)	Fair Value	Carrying Amount
	Level 1	Level 2	Level 3	Total	Total	Total	Total
	(in thousands)
Liabilities:
Policyholders’ Account Balances - Investment Contracts	$-	$130,026	$10,956	$140,982	$143,294	$133,268	$134,119
Cash collateral for loaned securities	-	4,081	-	4,081	4,081	2,134	2,134
Short-term debt	-	24,569	-	24,569	24,000	24,377	24,000
Long-term debt	-	100,677	-	100,677	93,000	86,785	85,000
Payables to parent and affiliates	-	4,607	-	4,607	4,607	2,470	2,470
Other liabilities	-	48,662	-	48,662	48,662	35,792	35,792

Total liabilities	$-	$312,622	$10,956	$323,578	$317,644	$284,826	$283,515

(1)	Carrying values presented herein differ from those in the Company’s Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

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

Policy Loans

During the fourth quarter of 2013, the Company changed the valuation technique used to fair value policy loans. For the period ended December 31, 2013, the fair value of policy loans was determined by discounting expected cash flows at the current loan coupon rate. As a result the carrying value of the policy loans approximates the fair value for the year ended December 31, 2013. Prior to this change, the fair value of U.S. insurance policy loans was calculated by discounting expected cash flows based upon current U.S. Treasury rates and historical loan repayment patterns.

Other Long-term Investments

Other long-term investments include investments in joint ventures and limited partnerships. The estimated fair values of these cost method investments are generally based on the Company’s share of the net asset value (“NAV”) as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments. For the year end December 31, 2013 and 2012, no such adjustments were made.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models, as described in Note 10.

The fair value of the living benefit feature embedded derivatives included in “Future policy benefits” was an asset of $38 million and a liability of $117 million as of December 31, 2013 and December 31, 2012, respectively. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re included in “Reinsurance recoverables” was a liability of $43 million and an asset of $85 million as of December 31, 2013 and December 31, 2012, respectively.

The Company has invested in fixed maturities in the past that, in addition to a stated coupon, provided a return based upon the results of an underlying portfolio of fixed income investments and related investment activity. The Company accounted for these investments as available-for-sale fixed maturities containing embedded derivatives. Such embedded derivatives are marked to market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio.

The table below provides a summary of the gross notional amount and fair value of derivatives contracts used in a non-broker-dealer capacity, excluding embedded derivatives which are recorded with the associated host, by the primary underlying. Many derivative instruments contain multiple underlyings.

	December 31, 2013			December 31, 2012
	Notional	Gross Fair Value		Notional	Gross Fair Value
Primary Underlying	Amount	Assets	Liabilities	Amount	Assets	Liabilities

	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Currency Swaps	$41,256	$-	$(3,328)	$22,332	$7	$(1,330)

Total Qualifying Hedges	$41,256	$-	$(3,328)	$22,332	$7	$(1,330)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest
Interest Rate Swaps	$57,200	$3,443	$-	$57,200	$9,353	$-
Credit
Credit Default Swaps	9,275	15	(499)	9,275	614	(369)
Currency/Interest Rate
Currency Swaps	10,370	-	(556)	9,115	-	(836)
Equity
Equity Options	1,870,001	1,666	(742)	1,870,001	14,354	(9,555)

Total Non-Qualifying Hedges	1,946,846	5,124	(1,797)	1,945,591	24,321	(10,760)

Total Derivatives (1)	$1,988,102	$5,124	$(5,125)	$1,967,923	$24,328	$(12,090)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was an asset of $38 million and a liability of $119 million as of December 31, 2013 and December 31, 2012, respectively, included in “Future policy benefits” and “Fixed maturities, available-for-sale.”

Offsetting Assets and Liabilities

The following table presents recognized derivative instruments (including bifurcated embedded derivatives), and repurchase and reverse repurchase agreements, that are offset in the balance sheet, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the balance sheet.

	December 31, 2013
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$5,124	$(5,124)	$-	$-	$-
Securities purchased under agreement to resell	25,551	-	25,551	(25,551)	-

Total Assets	$30,675	$(5,124)	$25,551	$(25,551)	$-

Offsetting of Financial Liabilities:
Derivatives	$5,125	$(5,124)	$1	$-	$1
Securities sold under agreement to repurchase	-	-	-	-	-

Total Liabilities	$5,125	$(5,124)	$1	$-	$1

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

	December 31, 2012
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$24,193	$(12,090)	$12,103	$-	$12,103
Securities purchased under agreement to resell	49,774	-	49,774	(49,774)	0

Total Assets	$73,967	$(12,090)	$61,877	$(49,774)	$12,103

Offsetting of Financial Liabilities:
Derivatives	$12,090	$(12,090)	$-	$-	$-
Securities sold under agreement to repurchase	-	-	-	-	-

Total Liabilities	$12,090	$(12,090)	$-	$-	$-

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Company’s Financial Statements.

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

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

		Year Ended December 31, 2013
		Realized Investment Gains/(Losses)		Net Investment Income		Other Income		Accumulated Other Comprehensive Income(1)
		(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$	-	$	64	$	(301)	$	(1,730)

Total cash flow hedges		-		64		(301)		(1,730)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate		(4,050)		-		-		-
Currency		-		-		-		-
Currency/Interest Rate		(110)		-		12		-
Credit		(1,016)		-		-		-
Equity		(3,875)		-		-		-
Embedded Derivatives		27,755		-		-		-

Total non-qualifying hedges		18,704		-		12		-

Total	$	18,704	$	64	$	(289)	$	(1,730)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

		Year Ended December 31, 2012
		Realized Investment Gains/(Losses)		Net Investment Income		Other Income		Accumulated Other Comprehensive Income(1)
		(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$	-	$	23	$	8	$	(697)

Total cash flow hedges		-		23		8		(697)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate		2,648		-		-		-
Currency		2		-		-		-
Currency/Interest Rate		(147)		-		(6)		-
Credit		(285)		-		-		-
Equity		(211)		-		-		-
Embedded Derivatives		(7,631)		-		-		-

Total non-qualifying hedges		(5,624)		-		(6)		-

Total	$	(5,624)	$	23	$	2	$	(697)

		Year Ended December 31, 2011
		Realized Investment Gains/(Losses)		Net Investment Income		Other Income		Accumulated Other Comprehensive Income(1)
		(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$	-	$	(41)	$	2	$	471

Total cash flow hedges		-		(41)		2		471

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate		9,402		-		-		-
Currency		-		-		-		-
Currency/Interest Rate		(181)		-		-		-
Credit		68		-		-		-
Equity		-		-		-		-
Embedded Derivatives		(121,599)		-		-		-

Total non-qualifying hedges		(112,310)		-		-		-

Total	$	(112,310)	$	(41)	$	2	$	471

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

For the years ended December 31, 2013, 2012 and 2011, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2010	$(1,100)
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2011	(7,152)
Amount reclassified into current period earnings	7,622

Balance, December 31, 2011	(630)
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2012	(666)
Amount reclassified into current period earnings	(31)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

(in thousands)
Balance, December 31, 2012	$(1,327)
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2013	(1,493)
Amount reclassified into current period earnings	(237)

Balance, December 31, 2013	$(3,057)

As of December 31, 2013 and 2012, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 14 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Statements of Equity.

Credit Derivatives

The Company has no exposure from credit derivatives where it has written credit protection as of December 31, 2013 and December 31, 2012.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of December 31, 2013 and December 31, 2012, the Company had $9 million of outstanding notional amounts, reported at fair value as a liability of less than $1 million for both periods.

Prior to disposal in the fourth quarter of 2013, the Company held certain externally-managed investments in the European market which contained embedded derivatives. Their fair values were primarily driven by changes in credit spreads. These investments were medium-term notes that were collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes had a stated coupon and provided a return based on the performance of the underlying portfolios and the level of leverage. The Company invested in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes were accounted for under U.S. GAAP as available-for-sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities were reported in Equity under the heading “Accumulated Other Comprehensive Income (Loss)” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these investments was $7 million on December 31, 2012. The fair value of the embedded derivatives included in “Fixed maturities, available-for-sale” was a liability of $2 million on December 31, 2012.

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

12.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund $3 million of commercial loans as of December 31, 2013. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $757 thousand as of December 31, 2013.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. As of December 31, 2013, the aggregate range of reasonably possible losses in excess of accruals established is not currently estimable. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

In January 2013, a qui tam action on behalf of the State of Florida, Total Asset Recovery Services v. Met Life Inc., et al., Manulife Financial Corporation, et. al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Insurance Agency, LLC., filed in the Circuit Court of Leon County, Florida, was served on Prudential Insurance. The complaint alleges that Prudential Insurance failed to escheat life insurance proceeds to the State of Florida in violation of the Florida False Claims Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs. In March 2013, the Company filed a motion to dismiss the complaint. In August 2013, the court dismissed the complaint with prejudice. In September 2013, plaintiff filed an appeal with Florida’s Circuit Court of the Second Judicial Circuit in Leon County.

In January 2012, a Global Resolution Agreement entered into by the Company and a third party auditor became effective upon its acceptance by the unclaimed property departments of 20 states and jurisdictions. Under the terms of the Global Resolution Agreement, the third party auditor acting on behalf of the signatory states will compare expanded matching criteria to the Social Security Master Death File (“SSMDF”) to identify deceased insureds and contractholders where a valid claim has not been made. In February 2012, a Regulatory Settlement Agreement entered into by the Company to resolve a multi-state market conduct examination regarding its adherence to state claim settlement practices became effective upon its acceptance by the insurance departments of 20 states and jurisdictions. The Regulatory Settlement Agreement applies prospectively and requires the Company to adopt and implement additional procedures comparing its records to the SSMDF to identify unclaimed death benefits and prescribes procedures for identifying and locating beneficiaries once deaths are identified. Substantially all other jurisdictions that are not signatories to the Global Resolution Agreement or the Regulatory Settlement Agreement have entered into similar agreements with the Company.

The Company is one of several companies subpoenaed by the New York Attorney General regarding its unclaimed property procedures. Additionally, the New York State Department of Financial Services (“NYDFS”) has requested that 172 life insurers (including the Company) provide data to the NYDFS regarding use of the SSMDF. The New York Office of Unclaimed Funds is conducting an audit of the Company’s compliance with New York’s unclaimed property laws. In February 2012, the Massachusetts Office of the Attorney General requested information regarding the Company’s unclaimed property procedures. In December 2013, this matter was closed without prejudice. In May 2013, the Company entered into a settlement agreement with the Minnesota Department of Commerce, Insurance Division, which requires the Company to take additional steps to identify deceased insureds and contract holders where a valid claim has not been made.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million for each of the years ended December 31, 2013, 2012 and 2011. The expense charged to the Company for the deferred compensation program was $1 million for each of the years ended December 31, 2013, 2012 and 2011.

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $2 million for each of the years ended December 31, 2013, 2012 and 2011.

Prudential Insurance sponsors voluntary savings plans for its employee’s 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company's expense for its share of the voluntary savings plan was $1 million for each of the years ended December 31, 2013, 2012 and 2011.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Incorporated (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $75 million, $106 million and $95 million during the years ended December 31, 2013, 2012 and 2011, respectively.

Corporate Owned Life Insurance

The Company has sold two Corporate Owned Life Insurance, or “COLI”, policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI contracts was $1,344 million at December 31, 2013 and $1,195 million at December 31, 2012. Fees related to these COLI policies were $22 million, $16 million and $16 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF.

Reinsurance with Affiliates

The Company participates in reinsurance with its affiliates PARCC, Pruco Re, PAR TERM and PAR U, and its parent companies, Pruco Life and Prudential Insurance, in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential. The Company is not relieved of its primary obligation to the policyholder as a result of these agreements.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

Reinsurance amounts included in the Company’s Statements of Financial Position at December 31, were as follows:

	December 31, 2013	December 31, 2012
	(in thousands)
Reinsurance recoverables	$999,240	$870,122
Policy loans	(12,340)	(13,368)
Deferred policy acquisition costs	(207,517)	(150,019)
Other liabilities (reinsurance payables)	76,499	36,704

The reinsurance recoverables by counterparty is broken out below.

	Reinsurance Recoverables
	December 31, 2013	December 31, 2012
	(in thousands)
PARCC	$482,633	$442,720
PAR TERM	82,322	50,283
Prudential Insurance	28,457	23,766
PAR U	397,776	261,318
Pruco Life	6,008	5,287
Pruco Re (1)	50	85,203
Unaffiliated	1,994	1,545

Total reinsurance recoverables	$999,240	$870,122

(1)	December 31, 2013 excludes $43 million reclassed to other liabilities due to mark-to-market impact discussed above.

Reinsurance amounts, excluding investment gains (losses) on affiliated asset transfers, included in the Company’s Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, were as follows:

	2013	2012	2011
	(in thousands)
Premiums	$(171,885)	$(160,286)	$(151,808)
Policy charges and fee income	(82,947)	(59,836)	(48,357)
Net investment income	(504)	(152)	-
Other income	-	1,807	-
Interest credited to policyholders’ account balance	(10,443)	(4,000)	-
Policyholders’ benefits	(205,283)	(170,293)	(164,306)
Reinsurance expense allowances, net of capitalization and amortization	(28,840)	(26,693)	(20,469)
Realized investment gains (losses) net	(176,902)	(1,620)	(26,567)

Pruco Life

The company reinsures certain variable COLI and PDI policies with Pruco Life.

PARCC

The Company reinsures 90% of the risks under its term life insurance policies, with effective dates prior to January 1, 2010, through an automatic coinsurance agreement with PARCC.

PAR TERM

The Company reinsures 95% of the risks under its term life insurance policies with effective dates January 1, 2010 through December 31, 2013, through an automatic coinsurance agreement with PAR TERM.

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

Notes to Financial Statements—(Continued)

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

Affiliated Asset Administration Fee Income

The Company participates in a revenue sharing agreement with AST Investment Services, Inc, formerly known as American Skandia Investment Services, Inc, whereby the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $26.4 million, $19.3 million and $12.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. These revenues are recorded as “Asset administration fees” in the Statements of Operations and Comprehensive Income (Loss).

The Company participates in a revenue sharing agreement with Prudential Investments LLC, whereby the Company receives fee income from policyholders’ account balances invested in The Prudential Series Fund (“PSF”). Income received from Prudential Investments LLC, related to this agreement was $6.6 million, $6.1 million and $6.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. These revenues are recorded as “Asset administration fees” in the Company’s Statements of Operations and Comprehensive Income (Loss).

Affiliated Investment Management Expenses

In accordance with an agreement with Prudential Investment Management, Inc. (“PIMI”), the Company pays investment management expenses to PIMI who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PIMI related to this agreement was $2.3 million, $2.6 million, and $2.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. These expenses are recorded as “Net Investment Income” in the Statements of Operations and Comprehensive Income (Loss).

Affiliated Asset Transfers

From time to time, the Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within Additional paid-in-capital ("APIC") and Realized investment gain(loss), respectively.

Affiliate	Date	Transaction	Security Type	FV	BV	Additional Paid-in Capital, Net of Tax Increase/ (Decrease)	Realized Investment Gain/ (Loss)	Derivative Gain/ (Loss)
						(in millions)
Pruco Life	Dec-11	Purchase	Commercial Mortgages	$11	$10	$(1)	$-	$-
Pruco Life	Dec-11	Sale	Fixed Maturities	14	13	1	-	-
PAR U	Sep-12	Sale	Fixed Maturities and Commercial Mortgages	156	142	-	14	(5)
Prudential Financial	Sep-12	Transfer Out	Fixed Maturities	46	41	3	-	-
Prudential Insurance	Sep-13	Sale	Commercial Mortgages	2	2	1	-	-

Debt Agreements

The Company is authorized to borrow funds up to $200 million from affiliates to meet its capital and other funding needs.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Financial Statements—(Continued)

The following table provides the breakout of the Company’s short-term and long-term debt with affiliates:

Affiliate	Date Issued	Amount of Notes - December 31, 2013	Amount of Notes - December 31, 2012	Interest Rate	Date of Maturity
(in thousands)
PFI	12/16/2011	$33,000	$44,000	2.65% - 3.61%	12/2013 - 12/2016
Washington Street Investment	12/17/2012	52,000	65,000	0.95% - 1.87%	12/2013 - 12/2017
PFI	11/15/2013	9,000	-	2.24%	12/15/2018
PFI	11/15/2013	23,000	-	3.19%	12/15/2020

Total Loans Payable to Affiliate		$117,000	$109,000

The total interest expense to the Company related to loans payable to affiliates was $2.3 million, $1.7 million, and $0.1 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Contributed Capital and Dividends

In June 2013, the Company paid a dividend in the amount of $155 million to Pruco Life.

14.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2013 and 2012 are summarized in the table below:

	March 31	June 30	September 30	December 31,

	(in thousands)
2013
Total revenues	$80,971	$85,711	$43,895	$89,523
Total benefits and expenses	21,433	25,360	(15,688)	37,786
Income (loss) from operations before income taxes	59,538	60,351	59,583	51,737
Net income (loss)	$43,332	$41,997	$39,540	$40,974

2012
Total revenues	$79,015	$60,048	$69,626	$75,916
Total benefits and expenses	305	102,086	15,142	23,805
Income (loss) from operations before income taxes	78,710	(42,038)	54,484	52,111
Net income (loss)	$53,391	$(27,449)	$40,294	$37,825