Form 10-Q
period 2014-06-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2014-08-14
CIK 1038509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 13, 2014, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding.

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

Part I—Financial Information

Item 1. Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Financial Position

As of June 30, 2014 and December 31, 2013 (in thousands, except share amounts)

	June 30, 2014	December 31, 2013
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2014–$882,083; 2013–$889,548)	$945,478	$927,341
Equity securities, available-for-sale, at fair value (cost: 2014–$11,642; 2013–$91)	12,160	116
Policy loans	179,949	176,885
Short-term investments	26,499	5,180
Commercial mortgage and other loans	288,466	292,532
Other long-term investments	40,147	37,505

Total investments	1,492,699	1,439,559
Cash and cash equivalents	29,897	40,641
Deferred policy acquisition costs	449,979	439,315
Accrued investment income	14,829	15,024
Reinsurance recoverables	1,127,485	999,240
Receivables from parents and affiliates	39,183	34,479
Deferred sales inducements	84,594	88,350
Other assets	8,910	8,264
Separate account assets	11,066,225	10,235,426

TOTAL ASSETS	$14,313,801	$13,300,298

LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$1,412,443	$1,360,664
Future policy benefits and other policyholder liabilities	990,179	772,537
Cash collateral for loaned securities	3,181	4,081
Income taxes	32,977	23,467
Short-term debt to affiliates	24,000	24,000
Long-term debt to affiliates	93,000	93,000
Payables to parent and affiliates	4,049	4,607
Other liabilities	72,560	132,083
Separate account liabilities	11,066,225	10,235,426

TOTAL LIABILITIES	13,698,614	12,649,865

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)

EQUITY
Common stock, ($5 par value; 400,000 shares, authorized, issued and outstanding)	2,000	2,000
Additional paid-in capital	211,147	211,147
Retained earnings	369,996	420,185
Accumulated other comprehensive income	32,044	17,101

TOTAL EQUITY	615,187	650,433

TOTAL LIABILITIES AND EQUITY	$14,313,801	$13,300,298

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Unaudited Interim Statements of Operations and Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2014 and 2013 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES
Premiums	$3,272	$3,985	$5,974	$6,494
Policy charges and fee income	48,783	43,068	95,473	80,261
Net investment income	17,244	16,966	34,000	33,998
Asset administration fees	9,609	8,054	18,803	16,389
Other income	786	701	1,544	1,626
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	-	-	-	-
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	-	-	-	-
Other realized investment gains (losses), net	(5,887)	12,937	(22,450)	27,914

Total realized investment gains (losses), net	(5,887)	12,937	(22,450)	27,914

TOTAL REVENUES	73,807	85,711	133,344	166,682

BENEFITS AND EXPENSES
Policyholders’ benefits	8,617	7,718	17,445	16,326
Interest credited to policyholders’ account balances	10,339	5,021	20,373	10,159
Amortization of deferred policy acquisition costs	6,760	(7,242)	12,458	(16,013)
General, administrative and other expenses	21,935	19,863	46,163	36,321

TOTAL BENEFITS AND EXPENSES	47,651	25,360	96,439	46,793

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	26,156	60,351	36,905	119,889

Income Taxes:
Total income tax expense (benefit)	4,773	18,354	7,094	34,560

NET INCOME (LOSS)	$21,383	$41,997	$29,811	$85,329

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(7)	11	(7)	(24)
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	13,687	(29,526)	25,431	(34,188)
Reclassification adjustment for (gains) losses included in net income	(2,162)	(1,304)	(2,434)	(3,257)

Net unrealized investment gains (losses)	11,525	(30,830)	22,997	(37,445)

Other comprehensive income (loss), before tax	11,518	(30,819)	22,990	(37,469)

Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	(2)	3	(2)	(9)
Net unrealized investment gains (losses)	4,034	(10,791)	8,049	(13,106)

Total	4,032	(10,788)	8,047	(13,115)
Other comprehensive income (loss), net of tax:	7,486	(20,031)	14,943	(24,354)

COMPREHENSIVE INCOME (LOSS)	$28,869	$21,966	$44,754	$60,975

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Unaudited Interim Statements of Equity

Six Months Ended June 30, 2014 and 2013 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance, December 31, 2013	$2,000	$211,147	$420,185	$17,101	$650,433
Dividend to parent	-	-	(80,000)	-	(80,000)
Comprehensive income (loss):
Net income (loss)	-	-	29,811	-	29,811
Other comprehensive income (loss), net of tax	-	-	-	14,943	14,943

Total comprehensive income (loss)					44,754

Balance, June 30, 2014	$2,000	$211,147	$369,996	$32,044	$615,187

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance, December 31, 2012	$2,000	$211,049	$409,342	$47,449	$669,840
Dividend to parent	-	-	(155,000)	-	(155,000)
Comprehensive income (loss):
Net income (loss)	-	-	85,329	-	85,329
Other comprehensive income (loss), net of tax	-	-	-	(24,354)	(24,354)

Total comprehensive income (loss)					60,975

Balance, June 30, 2013	$2,000	$211,049	$339,671	$23,095	$575,815

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Unaudited Interim Statements of Cash Flows

Six Months Ended June 30, 2014 and 2013 (in thousands)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,811	$85,329
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	3,507	4,722
Interest credited to policyholders’ account balances	20,373	10,159
Realized investment (gains) losses, net	22,450	(27,914)
Amortization and other non-cash items	(4,413)	(4,027)
Change in:
Future policy benefits and other insurance liabilities	64,835	72,038
Reinsurance recoverables	(36,064)	(60,158)
Accrued investment income	195	441
Receivables from parent and affiliates	(1,167)	(5,495)
Payables to parent and affiliates	(557)	1,287
Deferred policy acquisition costs	(16,048)	(46,085)
Income taxes payable	1,464	69,388
Deferred sales inducements	(471)	(1,106)
Other, net	(9,611)	(807)

Cash flows from operating activities	$74,304	$97,772

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$99,304	$126,697
Short-term investments	26,614	12,908
Policy loans	11,167	10,010
Ceded policy loans	(525)	(415)
Commercial mortgage and other loans	9,653	11,381
Other long-term investments	701	827
Equity securities, available-for-sale	2,058	288
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(89,666)	(62,925)
Short-term investments	(47,930)	(11,787)
Policy loans	(11,831)	(7,788)
Ceded policy loans	1,215	1,077
Commercial mortgage and other loans	(5,468)	(60,149)
Other long-term investments	(1,583)	(2,532)
Equity securities, available-for-sale	(13,551)	(5,253)
Notes receivable from parent and affiliates, net	(3,275)	105
Other, net	14	174

Cash flows from (used in) investing activities	$(23,103)	$12,618

CASH FLOWS USED IN FINANCING ACTIVITIES:
Policyholders’ account deposits	$126,660	$135,240
Ceded policyholders’ account deposits	(41,836)	(73,417)
Policyholders’ account withdrawals	(65,173)	(60,815)
Ceded policyholders’ account withdrawals	1,992	1,481
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(900)	3,561
Dividend to parent	(80,000)	(155,000)
Net change in short-term borrowing	-	3,000
Drafts outstanding	(2,688)	945

Cash flows used in financing activities	$(61,945)	$(145,005)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,744)	(34,615)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	40,641	50,596

CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,897	$15,981

See Unaudited Interim Notes to Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements

1.    BUSINESS AND BASIS OF PRESENTATION

Pruco Life Insurance Company of New Jersey, or the “Company”, is a wholly owned subsidiary of the Pruco Life Insurance Company (“Pruco Life”), which in turn is a wholly owned subsidiary of The Prudential Insurance Company of America (“Prudential Insurance”). Prudential Insurance is an indirect wholly owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”). The Company is a stock life insurance company organized in 1982 under the laws of the State of New Jersey. It is licensed to sell life insurance and annuities in New Jersey and New York only, and sells such products primarily through affiliated and unaffiliated distributors.

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

In July 2013, the FASB issued new guidance regarding derivatives. The guidance permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting, in addition to the United States Treasury rate and London Inter-Bank Offered Rate (“LIBOR”). The guidance also removes the restriction on using different benchmark rates for similar hedges. The guidance is effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013, and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s financial position, results of operations or financial statement disclosures.

In July 2013, the FASB issued updated guidance regarding the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This new guidance became effective for interim or annual reporting periods that began after December 15, 2013, and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s financial position, results of operations or financial statement disclosures.

In February 2013, the FASB issued updated guidance regarding the presentation of comprehensive income. Under the guidance, an entity is required to separately present information about significant items reclassified out of accumulated other comprehensive income (“AOCI”) by component as well as changes in accumulated other comprehensive income balances by component in either the financial statements or the notes to the financial statements. The guidance does not change the items that are reported in other comprehensive income, does not change when an item of other comprehensive income must be reclassified to net income, and does not amend any existing requirements for reporting net income or other comprehensive income. The guidance became effective for interim or annual reporting periods that began after December 15, 2012 and was applied prospectively. The disclosures required by this guidance are included in Note 3.

In December 2011 and January 2013, the FASB issued updated guidance regarding the disclosure of recognized derivative instruments (including bifurcated embedded derivatives), repurchase agreements and securities borrowing/lending transactions that are offset in the statement of financial position or are subject to an enforceable master netting arrangement or similar agreement (irrespective of whether they are offset in the statement of financial position). This new guidance requires an entity to disclose information on both a gross and net basis about instruments and transactions within the scope of this guidance. This new guidance became effective for interim or annual reporting periods that began on or after January 1, 2013, and was applied retrospectively for all comparative periods presented. The disclosures required by this guidance are included in Note 5.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

Future Adoption of New Accounting Pronouncements

In January 2014, the FASB issued updated guidance for troubled debt restructurings clarifying when an in substance repossession or foreclosure occurs, and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2014. This guidance can be elected for prospective adoption or by using a modified retrospective transition method. This guidance is not expected to have a significant impact on the Company’s financial position, results of operations or financial statement disclosures.

In May 2014, the FASB issued updated guidance on accounting for revenue recognition. The guidance is based on the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from cost incurred to obtain or fulfill a contract. Revenue recognition for insurance contracts is explicitly scoped out of the guidance. The new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2016 and must be applied using one of two retrospective application methods. Early adoption is not permitted. The Company is currently assessing the impact of the guidance on the Company’s financial position, results of operations and financial statement disclosures.

In August 2014, the FASB issued updated guidance for measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity. Under the guidance, an entity within scope is permitted to measure both the financial assets and financial liabilities of a consolidated collateralized financing entity based on either the fair value of the financial assets or financial liabilities, whichever is more observable. When elected, the measurement alternative will eliminate the measurement difference that exists when both are measured at fair value. The new guidance is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2015. Early adoption will be permitted. This guidance can be elected for modified retrospective or full retrospective adoption. The Company is currently assessing the impact of the guidance on the Company’s financial position, results of operations and financial statement disclosures.

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$24,190	$3,466	$-	$27,656	$-
Obligations of U.S. states and their political subdivisions	9,765	870	-	10,635	-
Foreign government bonds	4,428	178	-	4,606	-
Public utilities	104,350	7,317	151	111,516	-
All other corporate securities	591,274	44,493	1,419	634,348	(45)
Asset-backed securities (1)	41,142	1,525	104	42,563	(79)
Commercial mortgage-backed securities	82,758	4,222	5	86,975	-
Residential mortgage-backed securities (2)	24,176	3,003	-	27,179	(265)

Total fixed maturities, available-for-sale	$882,083	$65,074	$1,679	$945,478	$(389)

Equity securities, available-for-sale
Common Stocks:
Mutual funds	$11,589	$486	$-	$12,075
Non-redeemable preferred stocks	53	32	-	85

Total equity securities, available-for-sale	$11,642	$518	$-	$12,160

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “AOCI,” which were not included in earnings. Amount excludes $0.6 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$24,842	$2,939	$-	$27,781	$-
Obligations of U.S. states and their political subdivisions	4,781	53	153	4,681	-
Foreign government bonds	11,457	901	-	12,358	-
Public utilities	105,717	3,898	2,371	107,244	-
All other corporate securities	600,938	34,010	7,582	627,366	(45)
Asset-backed securities (1)	51,651	611	1,084	51,178	(102)
Commercial mortgage-backed securities	63,090	3,763	14	66,839	-
Residential mortgage-backed securities (2)	27,072	2,827	5	29,894	(281)

Total fixed maturities, available-for-sale	$889,548	$49,002	$11,209	$927,341	$(428)

Equity securities, available-for-sale
Common Stocks:
Mutual funds	$38	$-	$1	$37
Non-redeemable preferred stocks	53	26	-	79

Total equity securities available-for-sale	$91	$26	$1	$116

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “AOCI,” which were not included in earnings. Amount excludes $0.7 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturities by contractual maturities at June 30, 2014, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$39,647	$41,140
Due after one year through five years	266,238	288,202
Due after five years through ten years	167,970	179,522
Due after ten years	260,152	279,897
Asset-backed securities	41,142	42,563
Commercial mortgage-backed securities	82,758	86,975
Residential mortgage-backed securities	24,176	27,179

Total	$882,083	$945,478

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

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$35,560	$52,790	$41,432	$59,165
Proceeds from maturities/repayments	29,615	41,417	57,704	68,935
Gross investment gains from sales, prepayments, and maturities	2,327	1,493	2,650	3,464
Gross investment losses from sales and maturities	(198)	(189)	(249)	(311)
Equity securities, available-for-sale
Proceeds from sales	$2,058	$-	$2,058	$288
Gross investment gains from sales	58	-	58	104
Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(25)	$-	$(25)	$-

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of the impairment.

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

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(in thousands)
Balance, beginning of period	$702	$716
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(10)	(17)
Increases due to the passage of time on previously recorded credit losses	3	7
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(15)	(26)

Balance, end of period	$680	$680

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(in thousands)
Balance, beginning of period	$720	$2,411
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(13)	(1,645)
Additional credit loss impairments recognized in the current period on securities Increases due to the passage of time on previously recorded credit losses	11	21
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	-	(69)

Balance, end of period	$718	$718

Trading Account Assets

There were no “Trading account assets” as of both June 30, 2014 and December 31, 2013.

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	June 30, 2014		December 31, 2013
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial and agricultural mortgage loans by property type:
Apartments/Multi-Family	$85,675	30.4%	$81,484	28.5%
Retail	64,759	23.0	65,353	22.9
Industrial	34,815	12.4	40,281	14.1
Office	30,546	10.8	30,635	10.7
Other	25,739	9.1	25,277	8.8
Hospitality	23,961	8.5	24,186	8.5

Total commercial mortgage loans	265,495	94.2	267,216	93.5
Agricultural property loans	16,346	5.8	18,691	6.5

Total commercial and agricultural mortgage loans by property type	281,841	100.0%	285,907	100.0%

Valuation allowance	(1,785)		(1,785)

Total net commercial and agricultural mortgage loans by property type	280,056		284,122

Other Loans
Uncollateralized loans	$8,410		$8,410

Total other loans	8,410		8,410

Total commercial mortgage and other loans	$288,466		$292,532

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States and other countries with the largest concentrations in Illinois (15%), Texas (14%), and New York (11%) at June 30, 2014.

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Allowance for losses, beginning of year	$1,785	$1,162
Addition to / (release of) allowance of losses	-	623

Total ending balance (1)	$1,785	$1,785

(1)	Agricultural loans represent less than $0.1 million of the ending allowance at both June 30, 2014 and December 31, 2013.

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	June 30, 2014	December 31, 2013
	(in thousands)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment (1)	$-	$-
Ending balance: collectively evaluated for impairment (2)	1,785	1,785

Total ending balance	$1,785	$1,785

Recorded Investment: (3)
Ending balance gross of reserves: individually evaluated for impairment (1)	$-	$-
Ending balance gross of reserves: collectively evaluated for impairment (2)	290,251	294,317

Total ending balance, gross of reserves	$290,251	$294,317

(1)	There were no loans individually evaluated for impairments at June 30, 2014 and December 31, 2013.
(2)	Agricultural loans collectively evaluated for impairment had a recorded investment of $16.3 million and $18.7 million at June 30, 2014 and December 31, 2013, respectively, and no related allowance for both periods. Uncollateralized loans collectively evaluated for impairment had a recorded investment of $8.4 million at both June 30, 2014 and December 31, 2013 and no related allowance for both periods.
(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. There were no impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and no related allowance for losses, at June 30, 2014 and December 31, 2013.

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The company had no such loans at June 30, 2014 and December 31, 2013. See Note 2 to the Company’s Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013 for information regarding the Company’s accounting policies for non-performing loans.

The following table sets forth certain key credit quality indicators as of June 30, 2014, based upon the recorded investment gross of allowance for credit losses.

Total commercial and agricultural mortgage loans

	Debt Service Coverage Ratio - June 30, 2014
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
Loan-to-Value Ratio	(in thousands)
0%-59.99%	$150,814	$-	$1,735	$152,549
60%-69.99%	82,683	-	4,917	87,600
70%-79.99%	34,135	2,848	-	36,983
Greater than 80%	3,170	1,539	-	4,709

Total commercial and agricultural mortgage loans	$270,802	$4,387	$6,652	$281,841

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

The following table sets forth certain key credit quality indicators as of December 31, 2013, based upon the recorded investment gross of allowance for credit losses.

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

As of June 30, 2014 and December 31, 2013, all commercial mortgage and other loans were in current status. The Company defines current in its aging of past due commercial mortgage and agricultural loans as less than 30 days past due.

There were no commercial mortgage and other loans in nonaccrual status as of June 30, 2014 and December 31, 2013. Nonaccrual loans are those on which the accrual of interest has been suspended after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability and loans for which a loan specific reserve has been established. See Note 2 to the Company’s Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2013, for further discussion regarding nonaccrual status loans.

For the three and six months ended both June 30, 2014 and 2013, there were no commercial mortgage and other loans acquired or sold, other than those through direct origination.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both June 30, 2014 and December 31, 2013, the Company had no significant commitments to fund to borrowers that have been involved in a troubled debt restructuring. During the three and six months ended June 30, 2014 and 2013, respectively, there were no new troubled debt restructurings related to commercial mortgage and other loans, and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the 12 months preceding each respective period. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Company’s Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013.

Net Investment Income

Net investment income for the three and six months ended June 30, was from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Fixed maturities, available-for-sale	$11,154	$11,626	$22,391	$23,662
Equity securities, available-for-sale	-	-	-	-
Trading account assets	-	3	-	7
Commercial mortgage and other loans	3,354	3,236	6,759	6,365
Policy loans	2,497	2,432	4,969	4,797
Short-term investments and cash equivalents	23	27	30	47
Other long-term investments	1,045	490	1,478	827

Gross investment income	18,073	17,814	35,627	35,705
Less: investment expenses	(829)	(848)	(1,627)	(1,707)

Net investment income	$17,244	$16,966	$34,000	$33,998

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and six months ended June 30, were from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Fixed maturities	$2,104	$1,304	$2,376	$3,154
Equity securities	58	-	58	104
Commercial mortgage and other loans	-	(190)	-	(569)
Short-term investments and cash equivalents	2	1	2	1
Joint ventures and limited partnerships	1	(1)	-	(9)
Derivatives	(8,052)	11,823	(24,886)	25,233

Realized investment gains (losses), net	$(5,887)	$12,937	$(22,450)	$27,914

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the six months ended June 30, 2014 and 2013, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2013	$68	$17,033	$17,101
Change in other comprehensive income before reclassifications	(7)	25,431	25,424
Amounts reclassified from AOCI	-	(2,434)	(2,434)
Income tax benefit (expense)	2	(8,049)	(8,047)

Balance, June 30, 2014	$63	$31,981	$32,044

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2012	$44	$47,406	$47,449
Change in other comprehensive income before reclassifications	(24)	(34,188)	(34,212)
Amounts reclassified from AOCI	-	(3,257)	(3,257)
Income tax benefit (expense)	9	13,106	13,115

Balance, June 30, 2013	$29	$23,067	$23,095

(1)	Includes cash flow hedges of ($3.7) million and ($3.1) million as of June 30, 2014 and December 31, 2013, respectively and ($1.0) million and ($1.3) million as of June 30, 2013 and December 31, 2012, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate (3)	$(124)	$(168)

Net unrealized investment gains (losses) on available-for-sale securities (4)	2,286	2,602

Total net unrealized investment gains (losses)	2,162	2,434

Total reclassifications for the period	$2,162	$2,434

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

(1)	All amounts are shown before tax.
(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)	See Note 5 for additional information on cash flow hedges.
(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, future policy benefits and policyholders’ account balances.

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policy Holder Account Balances (1)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2013	$224	$(628)	$152	$87	$(165)
Net investment gains (losses) on investments arising during the period	25	-	-	(8)	17
Reclassification adjustment for (gains) losses included in net income	10	-	-	(3)	7
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	-	59	-	(21)	38
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	-	-	(9)	3	(6)

Balance, June 30, 2014	$259	$(569)	$143	$58	$(109)

(1)	Balances are net of reinsurance.

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments (1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policy Holder Account Balances (2)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2013	$35,984	$(11,654)	$2,126	$(9,258)	$17,198
Net investment gains (losses) on investments arising during the period	27,802	-	-	(9,731)	18,071
Reclassification adjustment for (gains) losses included in net income	(2,444)	-	-	855	(1,589)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	-	(5,499)	-	1,925	(3,574)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	-	-	3,052	(1,068)	1,984

Balance, June 30, 2014	$61,342	$(17,153)	$5,178	$(17,277)	$32,090

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.
(2)	Balances are net of reinsurance.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments by Asset Class

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	June 30, 2014	December 31, 2013
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$259	$224
Fixed maturity securities, available-for-sale - all other	63,136	37,569
Equity securities, available-for-sale	518	25
Derivatives designated as cash flow hedges (1)	(3,704)	(3,057)
Other investments	1,392	1,447

Net unrealized gains (losses) on investments	$61,601	$36,208

(1)	See Note 5 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2014
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
Obligations of U.S. states and their political subdivisions	$-	$-	$-	$-	$-	$-
Corporate securities	24,587	305	40,238	1,265	64,825	1,570
Asset-backed securities	5,480	55	5,947	49	11,427	104
Commercial mortgage-backed securities	-	-	669	5	669	5
Residential mortgage-backed securities	-	-	-	-	-	-

Total	$30,067	$360	$46,854	$1,319	$76,921	$1,679

Equity securities, available-for-sale	$1	$-	$8	$-	$9	$-

	December 31, 2013
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
Obligations of U.S. states and their political subdivisions	$2,628	$153	$-	$-	$2,628	$153
Corporate securities	185,613	9,740	2,612	213	188,225	9,953
Asset-backed securities	31,499	1,068	642	16	32,141	1,084
Commercial mortgage-backed securities	397	10	268	4	665	14
Residential mortgage-backed securities	936	5	-	-	936	5

Total	$221,073	$10,976	$3,522	$233	$224,595	$11,209

Equity securities, available-for-sale	$22	$1	$-	$-	$22	$1

The gross unrealized losses on fixed maturity securities at June 30, 2014 and December 31, 2013, are composed of $1.5 million and $11.1 million, respectively, related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $0.2 million and $0.1 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At June 30, 2014 $1.3 million of gross unrealized losses of twelve months or more were concentrated in the consumer cyclical and finance sectors of the Company’s corporate securities. At December 31, 2013 $0.2 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical, communications, and basic industry sectors of the Company’s corporate securities and in asset-backed securities. In accordance with its policy described in Note 2 to the Company’s Financial Statements included in its 2013 Annual Report on Form 10-K, the

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at June 30, 2014 or December 31, 2013. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At June 30, 2014, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis.

At both June 30, 2014 and December 31, 2013, none of the gross unrealized losses related to equity securities represented declines in value of greater than 20%. In accordance with its policy described in Note 2 to the Company’s Financial Statements included in its 2013 Annual Report on Form 10-K, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at June 30, 2014 or December 31, 2013.

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

	As of June 30, 2014
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$27,656	$-	$-	$27,656
Obligations of U.S. states and their political subdivisions	-	10,635	-	-	10,635
Foreign government bonds	-	4,606	-	-	4,606
Corporate securities	-	741,034	4,830	-	745,864
Asset-backed securities	-	30,857	11,706	-	42,563
Commercial mortgage-backed securities	-	86,975	-	-	86,975
Residential mortgage-backed securities	-	27,179	-	-	27,179

Sub-total	-	928,942	16,536	-	945,478
Equity securities, available for sale:	-	12,075	85	-	12,160
Short-term investments	186	26,313	-	-	26,499
Cash equivalents	1,985	2,000	-	-	3,985
Other long-term investments	-	5,720	-	(5,291)	429
Reinsurance recoverables	-	-	106,872	-	106,872
Receivables from parents and affiliates	-	7,265	7,657	-	14,922

Sub-total excluding separate account assets	2,171	982,315	131,150	(5,291)	1,110,345
Separate account assets (2)	60,222	10,999,306	6,697	-	11,066,225

Total assets	$62,393	$11,981,621	$137,847	$(5,291)	$12,176,570

Future policy benefits (4)	-	-	137,875	-	137,875
Payables to parent and affiliates	-	5,291	-	(5,291)	-

Total liabilities	$-	$5,291	$137,875	$(5,291)	$137,875

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

	As of December 31, 2013
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$27,781	$-	$-	$27,781
Obligations of U.S. states and their political subdivisions	-	4,681	-	-	4,681
Foreign government bonds	-	12,358	-	-	12,358
Corporate securities	-	730,248	4,362	-	734,610
Asset-backed securities	-	35,155	16,023	-	51,178
Commercial mortgage-backed securities	-	66,839	-	-	66,839
Residential mortgage-backed securities	-	29,894	-	-	29,894

Sub-total	-	906,956	20,385	-	927,341
Equity securities, available for sale:	-	37	79	-	116
Short-term investments	182	4,998	-	-	5,180
Cash equivalents	-	13,999	-	-	13,999
Other long-term investments	-	5,124	-	(5,124)	-
Receivables from parents and affiliates	-	30,581	3,138	-	33,719

Sub-total excluding separate account assets	182	961,695	23,602	(5,124)	980,355
Separate account assets (2)	60,601	10,168,133	6,692	-	10,235,426

Total assets	$60,783	$11,129,828	$30,294	$(5,124)	$11,215,781

Future policy benefits (4)	-	-	(38,190)	-	(38,190)
Payables to parent and affiliates	-	5,125	-	(5,124)	1
Other liabilities (3)	-	-	43,340		43,340

Total liabilities	$-	$5,125	$5,150	$(5,124)	$5,151

(1)	“Netting” amounts represent the impact of offsetting asset and liability positions held within the same counterparty, subject to master netting arrangements.
(2)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Statements of Financial Position.
(3)	Reinsurance of variable annuity living benefit features that were classified as “Other Liabilities” at December 31, 2013 were reclassified to “Reinsurance Recoverables” at June 30, 2014 as they were in a net asset position.
(4)	As of June 30, 2014, the net embedded derivative liability position of $138 million includes $80 million of embedded derivatives in an asset position and $218 million of embedded derivatives in a liability position. As of December 31, 2013, the net embedded derivative asset position of $38 million includes $109 million of embedded derivatives in an asset position and $71 million of embedded derivatives in a liability position.

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information with an internally-developed valuation. As of June 30, 2014 and December 31, 2013, over-rides on a net basis were not material. Pricing service over-rides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

The fair value of private fixed maturities, which are comprised of investments in private placement securities, originated by internal private asset managers, are primarily determined using a discounted cash flow model. If the fair value is determined using pricing inputs that are observable in the market, the securities are reflected within Level 2; otherwise a Level 3 classification is used.

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

The majority of the Company’s derivative positions are traded in the over-the-counter (“OTC”) derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models that utilize actively quoted or observable market input values from external market data providers, third-party pricing vendors and/or recent trading activity. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value. The fair values of most OTC derivatives, including interest rate, cross currency swaps, currency forward contracts and single name credit default swaps are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key inputs include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, NPR, volatility and other factors.

The Company’s credit derivatives linked to an index are valued using models that utilize actively quoted or observable market inputs, including overnight indexed swap discount rates, obtained from external market data providers, third-party pricing vendors and/or recent trading activity. These derivatives are classified as Level 2 in the fair value hierarchy.

To reflect the market’s perception of its own and the counterparty’s NPR, the Company incorporates additional spreads over LIBOR into the discount rate used in determining the fair value of OTC derivative assets and liabilities that are not otherwise collateralized.

Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models, such as Monte Carlo simulation models and other techniques that utilize significant unobservable inputs. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to external broker-dealer values. As of June 30, 2014 and December 31, 2013, all derivatives were classified within Level 2. See Note 5 for more details on the fair value of derivative instruments by primary underlying.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived NPR, as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Since many of these assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 in the fair value hierarchy.

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

Transfers between Levels 1 and 2 – Transfers between levels are generally reported at the values as of the beginning of the period in which the transfers occur. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. The classification of Separate Account funds may vary dependent on the availability of information to the public. Should a fund’s net asset value become publicly observable, the fund would be transferred from Level 2 to Level 1. During the three months ended June 30, 2014 there were no transfers between Levels 1 and 2. During the six months ended June 30, 2014, $0.2 million was transferred from Level 1 to Level 2. During the three and six months ended June 30, 2013, there were no transfers between Level 1 and Level 2.

Level 3 Assets and Liabilities by Price Source – The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of June 30, 2014
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$4,830	$-	$4,830
Asset-backed securities	38	11,668	11,706
Equity securities	85	-	85
Reinsurance recoverables	106,872	-	106,872
Receivables from parents and affiliates	-	7,657	7,657

Subtotal excluding separate account assets	111,825	19,325	131,150
Separate account assets	6,697	-	6,697

Total assets	$118,522	$19,325	$137,847

Future policy benefits	$137,875	$-	$137,875

Total liabilities	$137,875	$-	$137,875

	As of December 31, 2013
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$4,362	$-	$4,362
Asset-backed securities	50	15,973	16,023
Equity securities	79	-	79
Receivables from parents and affiliates	-	3,138	3,138

Subtotal excluding separate account assets	4,491	19,111	23,602
Separate account assets	6,692	-	6,692

Total assets	$11,183	$19,111	$30,294

Future policy benefits	$(38,190)	$-	$(38,190)

Other liabilities	43,340	-	43,340

Total liabilities	$5,150	$-	$5,150

(1)	Represents valuations which could incorporate both internally-derived and market inputs. See below for additional information related to internally-developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent non-binding broker quotes where pricing inputs are not readily available.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The table below presents quantitative information on significant internally-priced Level 3 assets and liabilities (see narrative below for quantitative information for separate account assets).

	As of June 30, 2014
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:
Corporate securities	$4,830	Market comparables	EBITDA multiples (2)	6.0X	6.0X	6.00X	Increase
Reinsurance recoverables	$106,872	Fair values are determined in the same manner as future policy benefits.
Liabilities:
Future policy benefits (3)	$137,875	Discounted cash flow	Lapse rate (4)	0%	11%		Decrease
			NPR spread (5)	0.02%	1.03%		Decrease
			Utilization rate (6)	70%	98%		Increase
			With drawal rate (7)	86%	100%		Increase
			Mortality rate (8)	0%	13%		Decrease
			Equity Volatility curve	14%	28%		Increase

	As of December 31, 2013
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:
Corporate securities	$4,362	Discounted cash flow	Discount rate	11.0%	11.0%	11.00%	Decrease
		Market comparables	EBITDA multiples (2)	6.0X	7.0X	6.09X	Increase
Liabilities:
Future policy benefits (3)	$(38,190)	Discounted cash flow	Lapse rate (4)	0%	11%		Decrease
			NPR spread (5)	0.08%	1.09%		Decrease
			Utilization rate (6)	70%	94%		Increase
			Withdrawal rate (7)	86%	100%		Increase
			Mortality rate (8)	0%	13%		Decrease
			Equity Volatility curve	15%	28%		Increase
Other Liabilities	43,340	Represents reinsurance of variable annuity living benefits in a liability position. Fair values are determined in the same manner as future policy benefits.

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.
(2)	EBITDA multiples represent multiples of earnings before interest, taxes, depreciation and amortization, and are amounts used when the reporting entity has determined that market participants would use such multiples when pricing the investments.
(3)	Future policy benefits primarily represent general account liabilities for the optional living benefit features of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(4)	Base lapse rates are adjusted at the contract level based on a comparison of the benefit amount and the policyholder account value and reflect other factors, such as the applicability of any surrender charges. A dynamic lapse adjustment reduces the base lapse rate when the benefit amount is greater than the account value, as in-the-money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.
(5)	To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuation of individual living benefit contracts in a liability position and generally not to those in a contra-liability position. In determining the NPR spread, the Company reflects the financial strength ratings of the Company and its affiliates as these are insurance liabilities and senior to debt. The additional spread over LIBOR is determined by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium.
(6)	The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. These assumptions vary based on the product type, the age of the contractholder and the age of the contract. The impact of changes in these assumptions is highly dependent on the contract type and age of the contractholder at the time of the sale and the timing of the first lifetime income withdrawal.
(7)	The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.
(8)	Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%. Based on historical experience, the Company applies a set of age and duration specific mortality rate adjustments compared to standard industry tables. A mortality improvement assumption is also incorporated into the overall mortality table.

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

Future Policy Benefits – The Company expects benefit utilization and withdrawal rates to generally be correlated with lapse rates. However, behavior is generally highly dependent on the facts and circumstances surrounding the individual contractholder, such as their liquidity needs or tax situation, which could drive lapse behavior independent of other contractholder behavior assumptions. To the extent more efficient contractholder behavior results in greater in-the-moneyness at the contract level, lapse rates may decline for those contracts. Similarly, to the extent that increases in equity volatility are correlated with overall declines in the capital markets, lapse rates may decline as contracts become more in-the-money.

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

Real Estate and Other Invested Assets – Separate account assets include $6.7 million of investments in real estate as of both June 30, 2014 and December 31, 2013, that are classified as Level 3 and reported at fair value which is determined by the Company’s equity in net assets of the entities. Fair value estimates of real estate are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments are typically included in the Level 3 Classification. Key unobservable inputs to real estate valuation include capitalization rates, which ranged from 5.00% to 10.00% (6.27% weighted average) as of June 30, 2014 and 5.00% to 10.00% (6.82% weighted average) as of December 31, 2013 and discount rates which ranged from 6.75% to 10.50% (7.22% weighted average) as of June 30, 2014 and 6.75% to 11.00% (7.90% weighted average) as of December 31, 2013.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended June 30, 2014
	Fixed Maturities Available For Sale
	Corporate Securities	Asset-Backed Securities	Equity Securities, Available for Sale	Receivables from Parents and Affiliates
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$5,308	$21,965	$82	$3,639
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	46	-	-
Asset management fees and other income	-	-	-	-
Included in other comprehensive income (loss)	236	7	3	18
Net investment income	11	9	-	-
Purchases	145	-	-	4,000
Sales	-	-	-	-
Issuances	-	-	-	-
Settlements	-	(4,702)	-	-
Transfers into Level 3 (2)	-	492	-	-
Transfers out of Level 3 (2)	(870)	(6,111)	-	-
Other (4)	-	-	-	-

Fair Value, end of period assets/(liabilities)	$4,830	$11,706	$85	$7,657

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$-

	Three Months Ended June 30, 2014
	Reinsurance Recoverables	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$54,940	$6,692	$(77,844)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	40,107	-	(46,028)
Asset management fees and other income	-	-	-
Interest credited to policyholders’ account balances	-	5	-
Included in other comprehensive income (loss)	-	-	-
Net investment income	-	-	-
Purchases	11,825	-	-
Sales	-	-	-
Issuances	-	-	(14,003)
Settlements	-	-	-
Transfers into Level 3 (2)	-	-	-
Transfers out of Level 3 (2)	-	-	-
Other (4)	-	-	0

Fair Value, end of period assets/(liabilities)	$106,872	$6,697	$(137,875)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$40,205	$-	$(19,187)
Asset management fees and other income	$-	$-	$-
Interest credited to policyholders’ account balances	$-	$5	$-

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2014
	Fixed Maturities - Available For Sale
	Corporate Securities	Asset-Backed Securities	Equity Securities, Available for Sale	Receivables from Parents and Affiliates
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$4,362	$16,023	$79	$3,138
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	46	-	-
Asset management fees and other income	-	-	-	-
Interest credited to policyholders’ account balances	-	-	-	-
Included in other comprehensive income (loss)	19	6	6	17
Net investment income	16	61	-	-
Purchases	1,355	-	-	4,000
Sales	(52)	-	-	-
Issuances	-	-	-	-
Settlements	-	(5,642)	-	-
Transfers into Level 3 (2)	-	7,812	-	992
Transfers out of Level 3 (2)	(870)	(6,600)	-	(490)

Fair Value, end of period assets/(liabilities)	$4,830	$11,706	$85	$7,657

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$-

	Six Months Ended June 30, 2014
	Reinsurance Recoverables (4)	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$(43,340)	$6,692	$38,190
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	127,043	-	(148,553)
Asset management fees and other income	-	-	-
Interest credited to policyholders’ account balances	-	5	-
Included in other comprehensive income (loss)	-	-	-
Net investment income	-	-	-
Purchases	23,169	-	-
Sales	-	-	-
Issuances	-	-	(27,512)
Settlements	-	-	-
Transfers into Level 3 (2)	-	-	-
Transfers out of Level 3 (2)	-	-	-

Fair Value, end of period assets/(liabilities)	$106,872	$6,697	$(137,875)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$127,109	$-	$(148,814)
Asset management fees and other income	$-	$-	$-
Interest credited to policyholders’ account balances	$-	$5	$-

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2013
	Fixed Maturities Available For Sale
	Corporate Securities	Asset-Backed Securities	Trading Account Assets - Equity Securities	Equity Securities, Available for Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$6,073	$18,301	$1,390	$1,067
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(86)	-	-	-
Asset management fees and other income	-	-	50	-
Included in other comprehensive income (loss)	134	58	-	6
Net investment income	16	158	-	-
Purchases	270	12,017	-	-
Sales	-	-	-	-
Issuances	-	-	-	-
Settlements	(816)	(3,962)	-	-
Transfers into Level 3 (2)	-	-	-	-
Transfers out of Level 3 (2)	(941)	-	-	-

Fair Value, end of period assets/(liabilities)	$4,650	$26,572	$1,440	$1,073

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$50	$-

	Six Months Ended June 30, 2013
	Receivables from Parents and Affiliates	Separate Account Assets (1)	Future Policy Benefits	Other Liabilities (4)
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$998	$6,201	$(116,673)	$85,164
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	-	175,885	(142,005)
Asset management fees and other income	-	-	-	-
Interest credited to policyholders’ account balances	-	228	-	-
Included in other comprehensive income (loss)	-	-	-	-
Net investment income	-	-	-	-
Purchases	1,651	-	-	19,531
Sales	(500)	-	-	-
Issuances	-	-	(23,812)	-
Settlements	-	-	-	-
Transfers into Level 3 (2)	-	-	-	-
Transfers out of Level 3 (2)	-	-	-	-

Fair Value, end of period assets/(liabilities)	$2,149	$6,429	$35,400	$(37,310)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$175,211	$(141,564)
Asset management fees and other income	$-	$-	$-	$-
Interest credited to policyholders’ account balances	$-	$227	$-	$-

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Statements of Financial Position.
(2)	Transfers into or out of Level 3 are reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Reinsurance of variable annuity living benefit features that were classified as “Other Liabilities” at 2013 and were reclassified to “Reinsurance Recoverables” at 2014 as they were in a net asset position.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

Transfers – Transfers into Level 3 are generally the result of unobservable inputs utilized within valuation methodologies and the use of indicative broker quotes for assets that were previously valued using observable inputs. Transfers out of Level 3 are generally due to the use of observable inputs in valuation methodologies as well as the availability of pricing service information for certain assets that the Company is able to validate.

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. However, in some cases, as described below, the carrying amount equals or approximates fair value.

	June 30, 2014
	Fair Value				Carrying Amount (1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$-	$-	$300,635	$300,635	$288,466
Policy loans	-	-	179,949	179,949	179,949
Other long term investments	-	-	1,023	1,023	860
Cash and cash equivalents	3,140	22,772	-	25,912	25,912
Accrued investment income	-	14,829	-	14,829	14,829
Receivables from parents and affiliates	-	24,337	-	24,337	24,261
Other assets	-	3,888	-	3,888	3,888

Total assets	$3,140	$65,826	$481,607	$550,573	$538,165

Liabilities:
Policyholders’ account balances - investment contracts	$-	$137,318	$10,958	$148,276	$150,302
Cash collateral for loaned securities	-	3,181	-	3,181	3,181
Short-term debt	-	24,158	-	24,158	24,000
Long-term debt	-	94,962	-	94,962	93,000
Payables to parent and affiliates	-	4,049	-	4,049	4,049
Other liabilities	-	42,949	-	42,949	42,949

Total liabilities	$-	$306,617	$10,958	$317,575	$317,481

	December 31, 2013
	Fair Value				Carrying Amount (1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$-	$-	$297,317	$297,317	$292,532
Policy loans	-	-	176,885	176,885	176,885
Other long term investments	-	-	744	744	658
Cash and cash equivalents	1,091	25,551	-	26,642	26,642
Accrued investment income	-	15,024	-	15,024	15,024
Receivables from parents and affiliates	-	23,198	-	23,198	23,090
Other assets	-	3,941	-	3,941	3,941

Total assets	$1,091	$67,714	$474,946	$543,751	$538,772

Liabilities:
Policyholders’ account balances - investment contracts	$-	$130,026	$10,956	$140,982	$143,294
Cash collateral for loaned securities	-	4,081	-	4,081	4,081
Short-term debt	-	24,569	-	24,569	24,000
Long-term debt	-	100,677	-	100,677	93,000
Payables to parent and affiliates	-	4,607	-	4,607	4,607
Other liabilities	-	48,662	-	48,662	48,662

Total liabilities	$-	$312,622	$10,956	$323,578	$317,644

(1)	Carrying values presented herein differ from those in the Company’s Unaudited Interim Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

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

Other Long-term Investments

Other long-term investments include investments in joint ventures and limited partnerships. The estimated fair values of these cost method investments are generally based on the Company’s share of the net asset value (“NAV”) as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments. No such adjustments were made as of June 30, 2014 and December 31, 2013.

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

Policyholders’ Account Balances - Investment Contracts

Only the portion of policyholders’ account balances related to products that are investment contracts (those without significant mortality or morbidity risk) are reflected in the table above. For fixed deferred annuities fair values are derived using discounted projected cash flows based on interest rates that are representative of the Company’s financial strength ratings, and hence reflect the Company’s own NPR. For those balances that can be withdrawn by the customer at any time without prior notice or penalty, the fair value is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value.

Cash Collateral for Loaned Securities

This represents the collateral received or paid in connection with loaning or borrowing securities, similar to the securities sold under agreement to repurchase below. For these transactions, the carrying value of the related asset/liability approximates fair value as they equal the amount of cash collateral received or paid.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is generally determined by either prices obtained from independent pricing services, which are validated by the Company, or discounted cash flow models. These fair values consider the Company’s own NPR. Discounted cash flow models predominately use market observable inputs such as the borrowing rates currently available to the Company for debt and financial instruments with similar terms and remaining maturities. For commercial paper issuances and other debt with a maturity of less than 90 days, the carrying value approximates fair value.

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

The fair value of the living benefit feature embedded derivatives included in “Future policy benefits” was a liability of $138 million and an asset of $38 million as of June 30, 2014 and December 31, 2013, respectively. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re included in “Reinsurance recoverables” was an asset of $106 million and a liability of $43 million as of June 30, 2014 and December 31, 2013, respectively.

Prior to disposal in the fourth quarter of 2013, the Company invested in fixed maturities that, in addition to a stated coupon, provided a return based upon the results of an underlying portfolio of fixed income investments and related investment activity. The Company accounted for these investments as available-for-sale fixed maturities containing embedded derivatives. Such embedded derivatives are marked to market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio.

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

	June 30, 2014			December 31, 2013
	Notional Amount	Gross Fair Value		Notional Amount	Gross Fair Value
Primary Underlying		Assets	Liabilities		Assets	Liabilities

	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Currency Swaps	$44,238	$-	$(4,098)	$41,256	$-	$(3,328)

Total Qualifying Hedges	$44,238	$-	$(4,098)	$41,256	$-	$(3,328)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$57,200	$5,311	$-	$57,200	$3,443	$-
Credit
Credit Default Swaps	8,275	11	(524)	9,275	15	(499)
Currency/Interest Rate
Currency Swaps	10,370	-	(568)	10,370	-	(556)
Equity
Equity Options	1,870,401	397	(100)	1,870,001	1,666	(742)

Total Non-Qualifying Hedges	1,946,246	5,719	(1,192)	1,946,846	5,124	(1,797)

Total Derivatives (1)	$1,990,484	$5,719	$(5,290)	$1,988,102	$5,124	$(5,125)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $138 million and an asset of $38 million as of June 30, 2014 and December 31, 2013, respectively, included in “Future policy benefits.” The reinsurance of the embedded derivatives was an asset of $106 million and a liability of $43 million as of June 30, 2014 and December 31, 2013, respectively, included in “Reinsurance Recoverables” and “Other Liabilities.”

Offsetting Assets and Liabilities

The following table presents recognized derivative instruments (including bifurcated embedded derivatives), and repurchase and reverse repurchase agreements, that are offset in the balance sheet, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the balance sheet.

	June 30, 2014
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount

	(in thousands)
Offsetting of Financial Assets:
Derivatives	$5,720	$(5,291)	$429	$(252)	$177
Securities purchased under agreement to resell	22,772	-	22,772	(22,772)	-

Total Assets	$28,492	$(5,291)	$23,201	$(23,024)	$177

Offsetting of Financial Liabilities:
Derivatives	$5,291	$(5,291)	$-	$-	$-
Securities sold under agreement to repurchase	-	-	-	-	-

Total Liabilities	$5,291	$(5,291)	$-	$-	$-

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2013
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount

	(in thousands)
Offsetting of Financial Assets:
Derivatives	$5,124	$(5,124)	$-	$-	$-
Securities purchased under agreement to resell	25,551	-	25,551	(25,551)	-

Total Assets	$30,675	$(5,124)	$25,551	$(25,551)	$-

Offsetting of Financial Liabilities:
Derivatives	$5,125	$(5,124)	$1	$-	$1
Securities sold under agreement to repurchase	-	-	-	-	-

Total Liabilities	$5,125	$(5,124)	$1	$-	$1

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

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

		Three Months Ended June 30, 2014
		Realized Investment Gains/(Losses)		Net Investment Income		Other Income		Accumulated Other Comprehensive Income (Loss) (1)
		(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$	-	$	(18)	$	(106)	$	(453)

Total cash flow hedges		-		(18)		(106)		(453)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate		1,393		-		-		-
Currency		-		-		-		-
Currency/Interest Rate		(243)		-		(3)		-
Credit		(111)		-		-		-
Equity		(372)		-		-		-
Embedded Derivatives		(8,719)		-		-		-

Total non-qualifying hedges		(8,052)		-		(3)		-

Total	$	(8,052)	$	(18)	$	(109)	$	(453)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

		Six Months Ended June 30, 2014
		Realized Investment Gains/(Losses)		Net Investment Income		Other Income		Accumulated Other Comprehensive Income (Loss) (1)
		(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$	-	$	(28)	$	(140)	$	(647)

Total cash flow hedges		-		(28)		(140)		(647)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate		2,810		-		-		-
Currency		-		-		-		-
Currency/Interest Rate		(1)		-		(1)		-
Credit		(151)		-		-		-
Equity		(636)		-		-		-
Embedded Derivatives		(26,908)		-		-		-

Total non-qualifying hedges		(24,886)		-		(1)		-

Total	$	(24,886)	$	(28)	$	(141)	$	(647)

		Three Months Ended June 30, 2013
		Realized Investment Gains/(Losses)		Net Investment Income		Other Income		Accumulated Other Comprehensive Income (Loss) (1)
		(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$	-	$	18	$	-	$	(281)

Total cash flow hedges		-		18		-		(281)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate		(2,806)		-		-		-
Currency		-		-		-		-
Currency/Interest Rate		320		-		9		-
Credit		(113)		-		-		-
Equity		(273)		-		-		-
Embedded Derivatives		14,695		-		-		-

Total non-qualifying hedges		11,823		-		9		-

Total	$	11,823	$	18	$	9	$	(281)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

		Six Months Ended June 30, 2013
		Realized Investment Gains/(Losses)		Net Investment Income		Other Income		Accumulated Other Comprehensive Income (Loss) (1)
		(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$	-	$	30	$	4	$	311

Total cash flow hedges		-		30		4		311

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate		(3,450)		-		-		-
Currency		-		-		-		-
Currency/Interest Rate		275		-		11		-
Credit		(611)		-		-		-
Equity		(2,210)		-		-		-
Embedded Derivatives		31,229		-		-		-

Total non-qualifying hedges		25,233		-		11		-

Total	$	25,233	$	30	$	15	$	311

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

For the three and six months ended June 30, 2014, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2013	$(3,057)
Net deferred gains (losses) on cash flow hedges from January 1 to June 30, 2014	(815)
Amount reclassified into current period earnings	168

Balance, June 30, 2014	$(3,704)

As of June 30, 2014 and 2013, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 14 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Statements of Equity.

Credit Derivatives

The Company has no exposure from credit derivatives where it has written credit protection as of June 30, 2014 and December 31, 2013.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of June 30, 2014 and December 31, 2013, the Company had $8 million and $9 million of outstanding notional amounts, respectively, reported at fair value as a liability of less than $1 million for both periods.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by our counterparty to financial derivative transactions.

The Company has credit risk exposure to an affiliate, Prudential Global Funding, LLC (“PGF”), related to its over-the-counter (“OTC”) derivative transactions. PGF manages credit risk with external counterparties by entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties, and by obtaining collateral where appropriate, see Note 7. Additionally, limits are set on single party credit exposures which are subject to periodic management review.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

6.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made no outstanding commitments to fund commercial loans as of June 30, 2014. The Company has made commitments to purchase or fund investments, mostly private fixed maturities, of $7 million as of June 30, 2014.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. As of June 30, 2014, the aggregate range of reasonably possible losses in excess of accruals established is not currently estimable. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million for both the three months ended June 30, 2014 and 2013; and less than $1 million for the six months ended June 30, 2014 and 2013. The expense charged to the Company for the deferred compensation program was less than $1 million for both the three months ended June 30, 2014 and 2013; and $1 million and less than $1 million for the six months ended June 30, 2014 and 2013, respectively.

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $1 million for both the three months ended June 30, 2014 and 2013; and $1 million for both the six months ended June 30, 2014 and 2013.

Prudential Insurance sponsors voluntary savings plans for its employee’s 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was less than $1 million for both the three months ended June 30, 2014 and 2013; and $1 million and less than $1 million for the six months ended June 30, 2014 and 2013, respectively.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Incorporated (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $21 million and $18 million for the three months ended June 30, 2014 and 2013, respectively; and $41 million and $40 million for the six months ended June 30, 2014 and 2013, respectively.

Corporate Owned Life Insurance

The Company has sold three Corporate Owned Life Insurance, or “COLI”, policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI contracts was $1,495 million at June 30, 2014 and $1,196 million at June 30, 2013. Fees related to these COLI policies were $5 million and $4 million for the three months ended June 30, 2014 and 2013, respectively; and $12 million and $9 million for the six months ended June 30, 2014 and 2013, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF.

Reinsurance with Affiliates

The Company participates in reinsurance with its affiliates Prudential Arizona Reinsurance Captive Company (“PARCC”), Pruco Re, Prudential Arizona Reinsurance Term Company (“PAR Term”), Prudential Arizona Reinsurance Universal Company (“PAR U”), and Prudential Term Reinsurance Company (“Term Re”), and its parent companies, Pruco Life and Prudential Insurance, in order to provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage the statutory capital for its individual life business, facilitate its capital market hedging program and align accounting methodology for the assets and liabilities of living benefit riders contained in annuities contracts. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

Effective April 1, 2008, the Company entered into an agreement to reinsure certain COLI policies with Pruco Life.

Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long duration contracts are accounted for using assumptions consistent with those used to account for the underlying contracts. Amounts recoverable from reinsurers for long duration reinsurance arrangements, are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies. Reinsurance premiums ceded for interest-sensitive life products are accounted for as a reduction of policy charges and fee income. Reinsurance premiums ceded for term insurance products are accounted for as a reduction of premiums.

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

Reinsurance amounts included in the Company’s Unaudited Interim Statements of Financial Position at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Reinsurance recoverables	$1,127,485	$999,240
Policy loans	(13,182)	(12,340)
Deferred policy acquisition costs	(211,798)	(207,517)
Other liabilities (reinsurance payables) (1)	28,826	76,499

(1)	December 31, 2013 includes $43 million reclassed from reinsurance recoverables to other liabilities.

The reinsurance recoverables by counterparty is broken out below.

	Reinsurance Recoverables
	June 30, 2014	December 31, 2013
	(in thousands)
PARCC	$470,692	$482,633
PAR Term	98,172	82,322
Prudential Insurance	27,935	28,457
PAR U	415,438	397,776
Pruco Life	3,710	6,008
Pruco Re (1)	106,293	50
Term Re	4,724	-
Unaffiliated	521	1,994

Total reinsurance recoverables	$1,127,485	$999,240

(1)	December 31, 2013 excludes $43 million reclassed from reinsurance recoverable to other liabilities.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

Reinsurance amounts, excluding investment gains (losses) on affiliated asset transfers, included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Premiums:
Direct	$49,138	$47,635	$96,034	$92,387
Assumed	-	-	-	-
Ceded	(45,866)	(43,650)	(90,060)	(85,893)

Net Premiums	3,272	3,985	5,974	6,494

Policy charges and fee income:
Direct	72,522	63,058	140,906	117,544
Assumed	-	-	-	-
Ceded	(23,739)	(19,990)	(45,433)	(37,283)

Net policy charges and fee income	48,783	43,068	95,473	80,261

Net investment income:
Direct	17,321	17,032	34,177	34,144
Assumed	-	-	-	-
Ceded	(77)	(66)	(177)	(146)

Net investment income	17,244	16,966	34,000	33,998

Net other income :
Direct	786	701	1,544	1,626
Assumed & Ceded	-	-	-	-

Net other income	786	701	1,544	1,626

Interest credited to policyholders’ account balance:
Direct	13,021	7,645	25,730	15,088
Assumed	-	-	-	-
Ceded	(2,682)	(2,624)	(5,357)	(4,929)

Net interest credited to policyholders’ account balance	10,339	5,021	20,373	10,159

Policyholders’ benefits (including change in reserves):
Direct	50,608	49,193	106,112	103,330
Assumed	-	-	-	-
Ceded	(41,991)	(41,475)	(88,667)	(87,004)

Net policyholders’ benefits (including change in reserves)	8,617	7,718	17,445	16,326

Net reinsurance expense allowances, net of capitalization and amortization	(10,390)	(8,959)	(18,727)	(17,567)

Realized investment gains (losses) net:
Direct	(43,200)	89,567	(144,099)	172,700
Assumed	-	-	-	-
Ceded	37,313	(76,630)	121,649	(144,786)

Realized investment gains (losses) net	$(5,887)	$12,937	$(22,450)	$27,914

Substantially all reinsurance contracts are with affiliates as of June 30, 2014 and 2013. The gross and net amounts of life insurance face amount in force as of June 30, were as follows:

	June 30, 2014	June 30, 2013
	(in thousands)

Gross life insurance face amount in force	$111,727,074	$104,809,296
Reinsurance ceded	(101,538,797)	(94,893,679)

Net life insurance face amount in force	$10,188,277	$9,915,617

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

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. and Prudential Investments LLC whereby the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust. Income received from AST Investment Services, Inc. and Prudential Investments LLC related to this agreement was $8 million and $6 million for the three months ended June 30, 2014 and 2013, respectively, and $15 million and $13 million for the six months ended June 30, 2014 and 2013, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

The Company has another revenue sharing agreement with Prudential Investments LLC, whereby the Company receives fee income from policyholders’ account balances invested in The Prudential Series Fund (“PSF”). Income received from Prudential Investments LLC, related to this agreement was $2 million for both the three months ended June 30, 2014 and 2013, and $4 million and $3 million for the six months ended June 30, 2014 and 2013, respectively. These revenues are recorded as “Asset administration fees” in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Affiliated Investment Management Expenses

In accordance with an agreement with Prudential Investment Management, Inc. (“PIMI”), the Company pays investment management expenses to PIMI who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PIMI related to this agreement was less than $1 million for both the three months ended June 30, 2014 and 2013, and $1 million for both the six months ended June 30, 2014 and 2013. These expenses are recorded as “Net Investment Income” in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

Debt Agreements

The Company is authorized to borrow funds up to $200 million from affiliates to meet its capital and other funding needs.

The following table provides the breakout of the Company’s short-term and long-term debt with affiliates:

Affiliate	Date Issued	Amount of Notes - June 30, 2014	Amount of Notes - December 31, 2013	Interest Rate	Date of Maturity
		(in thousands)
Prudential Financial	12/16/2011	33,000	33,000	2.99% - 3.61%	12/2014 - 12/2016
Washington Street Investment	12/17/2012	52,000	52,000	1.21% - 1.87%	12/2014 - 12/2017
Prudential Financial	11/15/2013	9,000	9,000	2.24%	12/15/2018
Prudential Financial	11/15/2013	23,000	23,000	3.19%	12/15/2020

Total Loans Payable to Affiliate		$117,000	$117,000

The total interest expense to the Company related to loans payable to affiliates was $0.7 million and $0.6 million for the three months ended June 30, 2014, and 2013, respectively, and $1.4 million and $1.1 million for the six months ended June 30, 2014 and 2013, respectively.

Contributed Capital and Dividends

In June 2014, the Company paid a dividend in the amount of $80 million to Pruco Life. In June 2013, the Company paid a dividend in the amount of $155 million to Pruco Life.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A,”) addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of June 30, 2014, compared with December 31, 2013, and its results of operations for the three and six months ended June 30, 2014 and 2013. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

On June 30, 2014, as a Designated Financial Company, Prudential Financial submitted to the Federal Reserve Board (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) an initial annual resolution plan in the event of severe financial distress as required by the rules of the FRB and FDIC.

At the direction of the FSB, the International Association of Insurance Supervisors (the “IAIS”) is currently developing a model framework (“ComFrame”) for the supervision of internationally active insurance groups (“IAIGs”) that contemplates “group wide supervision” across national boundaries. Prudential Financial qualifies as an IAIG. In March 2014, Prudential Financial began participating in field testing to assist the IAIS in its development of ComFrame. Initial field testing has focused on gathering data to inform the development of the first step of ComFrame’s risk-based global insurance capital standard, known as the Basic Capital Requirement (“BCR”). The IAIS is scheduled to seek G20 endorsement of the proposed BCR framework in November 2014.

We are a licensed insurance company in New York, but are not domiciled in New York. In February 2014, the New York Department of Financial Services (“NY DFS”) notified us that it does not agree with our calculation of statutory reserves (including the applicable credit for reinsurance) for New York purposes in respect of certain variable annuity products. We are continuing discussions with the NY DFS regarding the proper level of statutory reserves (including the applicable credit for reinsurance) for these and other products. If we are ultimately required to establish material additional reserves on a New York statutory accounting basis or post material amounts of additional collateral with respect to such variable annuity or other products, our ability to deploy capital for other purposes could be affected and/or we could be required to obtain additional funding from Prudential Financial or its affiliates.

The National Association of Insurance Commissioners (“NAIC”), the NY DFS and other regulators continue to review life insurers’ use of captive reinsurance companies. On June 4, 2014, Rector & Associates, Inc., a consulting firm commissioned by the NAIC, presented a revised report to the NAIC’s Principle-Based Reserving Implementation Task Force that recommended, among other things, placing limitations on the types of assets that may be used to finance reserves associated with certain term and universal life insurance policies and that adoption of new regulations contemplated by the Rector Report by individual states become an NAIC accreditation standard. On June 30, 2014, this NAIC Task Force adopted the regulatory framework proposed by Rector & Associates, including recommendations to have various technical workgroups of the NAIC propose regulations to implement the new framework. In addition, another committee of the NAIC has proposed changes to the NAIC accreditation standards that would regulate captive reinsurance companies that assume business directly written in more than one state as “multi-state reinsurers” and apply accreditation standards to those captives that historically were applicable only to traditional insurers. For information on our use of captive reinsurance companies and the potential effects of these proposals on us, see “—Liquidity and Capital Resources—Capital—Affiliated Captive Reinsurance Companies” below.

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

We offer certain variable annuities that provide our contractholders with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed living benefits (including versions with guaranteed death benefits), and annuitization options. The majority of our currently sold contracts include an optional living benefit guarantee which provides, among other features, the ability to make withdrawals based on the highest daily contract value plus a minimum return, credited for a period of time. This guaranteed contract value is a notional amount that forms the basis for determining periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value. Certain optional living benefits can also be purchased with a companion optional death benefit, also based on a highest daily contract value. We also offer Prudential Defined Income Variable Annuity (“PDI”) to complement the variable annuity products we offer with the highest daily benefit. PDI provides for guaranteed lifetime withdrawal payments but restricts contractholder asset allocation to a single bond sub-account within the separate account. In addition, certain inforce contracts include guaranteed benefits which are not currently offered, such as annuitization benefits based on a guaranteed notional amount and benefits payable at specified dates after the accumulation period. Most contracts also guarantee the contractholder a return of total deposits made to the contract less any partial withdrawals upon death.

We also offer annuities without guaranteed living benefits. In the second quarter of 2014, we launched the Prudential Premier Investment Variable Annuity (“IVA”), which offers tax-deferred asset accumulation with an optional death benefit that guarantees the contractholder a return of total deposits made to the contract less any partial withdrawals upon death.

Excluding our PDI product, the majority of our variable annuities generally provide our contractholders with the opportunity to allocate purchase payments to sub-accounts that invest in underlying proprietary and/or non-proprietary mutual funds, frequently under asset allocation programs, and fixed-rate accounts. The fixed-rate accounts, which are within the general account, are credited with interest at rates we determine, subject to certain minimums. We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain investments made in the fixed-rate accounts of our variable annuities and certain fixed annuities impose a market value adjustment if the contract is not held to maturity.

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

Our risk management strategy helps to limit our exposure to certain of these risks primarily through a combination of product design elements, our living benefits hedging program and affiliated reinsurance arrangements. The product design elements we utilize for certain products include, among others, asset allocation restrictions, minimum issuance age requirements, monthly rate setting, certain limitations on the amount of premiums accepted and/or subsequent contractholder deposits, an asset transfer feature, as well as required allocation to our general account for certain of our products. The objective of the asset transfer feature, included in the majority of our variable annuity contracts with optional living benefits features and all new contracts sold with our highest daily living benefits feature, is to help mitigate our exposure to equity market risk and market volatility by transferring assets between certain variable investment sub-accounts selected by the annuity contractholder, and investments that are expected to be more stable (e.g., a bond fund sub-account within the separate account or a fixed-rate account within the general account). The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. This occurs at the contractholder level, rather than at the fund level, which we believe enhances our risk mitigation. As of June 30, 2014 approximately $7.6 billion or 91% of total variable annuity account values contain a living benefit feature, compared to approximately $7 billion or 91% as of December 31, 2013. As of June 30, 2014 approximately $7.2 billion or 95% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $6.6 billion or 95% as of December 31, 2013.

As mentioned above, in addition to our asset transfer feature, we also manage certain risks associated with our variable annuity products through our living benefits hedging programs and affiliated reinsurance agreements. We reinsure the majority of our variable annuity living benefit guarantees to an affiliated reinsurance company, Pruco Re. The living benefits hedging program is primarily executed within Pruco Re to manage capital markets risk associated with the reinsured optional living benefit guarantees. This program represents a balance among three objectives that seek to: 1) provide severe scenario protection, 2) minimize net income volatility associated with an internally-defined hedge target, and 3) maintain capital efficiency. Through the hedge program, derivatives are entered into that seek to replicate the net change in an internally-defined hedge target. In addition to mitigating capital markets risk and income statement volatility, the hedging program is also focused on a long-term goal of accumulating assets that could be used to pay claims under these benefits irrespective of market path, recognizing that, under the terms of the contracts, we do not expect to begin substantial payment of such claims until at least five years in the future.

Term Life Insurance

The Company offers a variety of term life insurance products which represent 70% of our net individual life insurance in force at June 30, 2014, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

Variable Life Insurance

The Company offers a number of individual variable life insurance products which represent 22% of our net individual life insurance in force at June 30, 2014, that provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates that we determine, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. The Company also offers a variable product that allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. The Company also offers a policy rider which allows the policyholder to accelerate the death benefit if the insured is chronically or terminally ill and otherwise meets the contractual requirements. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance. A significant portion of the Company’s insurance profits, however, is associated with our large in force block of variable policies. Profit patterns on these policies are not level and insureds generally begin paying reduced policy charges as the policies age. This reduction in policy charges, coupled with net policy count and insurance in force runoff over time, reduces our expected future profits from this product line.

Universal Life Insurance

The Company offers universal life insurance products which represent 8% of our net individual life insurance in force at June 30, 2014, which feature flexible premiums, a choice of guarantees against lapse, and a crediting rate that we determine, subject to certain contractual minimums. In addition, we offer universal life insurance products that allow the policyholder to allocate a portion of their account balance into an index account that provides a return consistent with the S&P 500 index performance over the following year, subject to certain participation rates and contractual minimums and maximums. The Company also offers a policy rider which allows the policyholder to accelerate the death benefit if the insured is chronically or terminally ill and otherwise meets the contractual requirements. The Company’s profits from universal life insurance are impacted by mortality and expense margins and net interest spread.

Application of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, the Company’s results of operations and financial position as reported in the Unaudited Interim Financial Statements could change significantly.

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

DAC and Other Costs

The near-term future rate of return assumptions used in evaluating DAC and deferred sales inducements for our domestic variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns over a period of time and initially adjust future projected equity returns over the next four years (the “near-term”) so that the assets are projected to grow at the long-term expected rate of return for the entire period. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 13%, we use our maximum future rate of return. As of June 30, 2014, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 3.6% near-term mean reversion equity rate of return.

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

Changes in Financial Position

June 30, 2014 versus December 31, 2013

Total assets increased $1,014 million, from $13,300 million at December 31, 2013 to $14,314 million at June 30, 2014. Significant components were:

•

Separate account assets increased $831 million, from $10,235 million at December 31, 2013 to $11,066 million at June 30, 2014, primarily driven by market appreciation and positive net flows from variable annuity new business sales.

•

Reinsurance recoverables increased $128 million from $999 million at December 31, 2013 to $1,127 million at June 30, 2014. The increase was primarily driven by the mark-to-market of the reinsurance recoverable related to the reinsured liability for variable annuity living benefits, primarily driven by lower interest rates in addition to the impact of term and universal life business growth which increased ceded reserves and ceded policyholders’ account balances. See Note 7 to the Unaudited Interim Financial Statements for additional information regarding affiliated reinsurance transactions.

•

Total investments increased $53 million from $1,440 million at December 31, 2013 to $1,493 million at June 30, 2014, primarily driven by business growth in the universal life, term and variable annuity products in addition to favorable mark-to-market gains on investments due to lower interest rates.

Total liabilities increased $1,049 million, from $12,650 million at December 31, 2013 to $13,699 million at June 30, 2014. Significant components were:

•	Separate account liabilities increased $831 million, offsetting the increase in separate account assets described above.

•

Future policy benefits and other policyholder liabilities increased $217 million, from $773 million at December 31, 2013 to $990 million at June 30, 2014, primarily driven by the mark-to-market of the liability for living benefit embedded derivatives, as described above, in addition to an increase in reserves supporting term life business arising from business growth.

•

Policyholder account balances increased $51 million, from $1,361 million at December 31, 2013 to $1,412 million at June 30, 2014, primarily driven by continued variable and universal life and variable annuity business growth.

•

Other liabilities decreased $59 million, from $132 million at December 31, 2013 to $73 million at June 30, 2014, related to a decrease in reinsurance payables driven by the mark-to-market of the reinsurance recoverable related to the liability for variable annuity living benefits, as described above.

Income (Loss) from Operations before Income Taxes

2014 to 2013 Three months Comparison. Income from operations before income taxes decreased $34 million from income of $60 million in the second quarter of 2013 to $26 million in the second quarter of 2014. Excluding the impact on the amortization of DAC and DSI of the mark-to-market of the living benefit embedded derivative liability and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed below, income from operations before income taxes decreased $13 million. This decrease was primarily driven by an unfavorable variance in the mark-to-market related to embedded derivatives associated with our non-reinsured living benefit features in our annuity products. This decrease was partially offset by higher fee income, net of distribution and amortization costs, related to higher average variable annuity and variable life account values invested in separate accounts driven by market appreciation and positive net flows from new business sales.

The DAC and DSI impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions reflected an unfavorable variance of $19 million, with an amortization benefit of $4 million in the second quarter of 2014 compared to an amortization benefit of $23 million in the prior year quarter. The unfavorable variance was primarily driven by a larger benefit in the prior year quarter due to NPR losses. Adjustments to the reserves for the guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) features of our products and to the amortization of DAC/DSI/unearned revenue reserve (“URR”) included the impact from changes in the estimated profitability of the business. These adjustments resulted in a net charge of $1 million and a net benefit of $1 million in the second quarter of 2014 and 2013, respectively. The net charge in the second quarter of 2014 primarily reflected the impact of lower expected rates of return on fixed income investments within contractholder accounts and future expected claims relative to our assumptions, which more than offset the impact of favorable equity market performance. The net benefit in the second quarter of 2013 primarily reflected the impact of higher expected rates of return on fixed income investments within contractholder accounts and future expected claims relative to our assumptions.

2014 to 2013 Six months Comparison. Income from operations before income taxes decreased $83 million from income of $120 million in the first six months of 2013 to $37 million in the first six months of 2014. Excluding the impact on the amortization of DAC and DSI of the mark-to-market of the living benefit embedded derivative liability and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed below, income from operations before income taxes decreased $44 million. This decrease was primarily driven by an unfavorable variance in the mark-to-market related to embedded derivatives associated with our non-reinsured living benefit features in our annuity products. This decrease was partially offset by higher fee income, net of distribution and amortization costs, related to higher average variable annuity and variable life account values invested in separate accounts driven by market appreciation and positive net flows from new business sales.

The DAC and DSI impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions reflected an unfavorable variance of $36 million, with an amortization benefit of $8 million in the first six months of 2014 compared to an amortization benefit of $44 million in the first six months of 2013. The unfavorable variance was primarily driven by a larger benefit in the prior year period due to NPR losses. Adjustments to the reserves for the GMDB and GMIB features of our products and to the amortization of DAC/DSI/URR included the impact from changes in the estimated profitability of the business. These adjustments resulted in a net charge of $2 million and a net benefit of $2 million in the first six months of 2014 and 2013, respectively. The net charge in the first six months of 2014 primarily reflected the impact of lower expected rates of return on fixed income investments within contractholder accounts and future expected claims relative to our assumptions, which more than offset the impact of favorable equity market performance in both quarters. The net benefit in the first six months of 2013 primarily reflected the impact of higher expected rates of return on fixed income investments within contractholder accounts and future expected claims in the second quarter relative to our assumptions, as discussed above, and positive market performance on contractholder accounts in the first quarter relative to our assumptions.

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

Revenues, Benefits and Expenses

2014 to 2013 Three months Comparison. Revenues decreased $12 million primarily driven by a decrease of $19 million in realized investment gains, primarily driven by an unfavorable variance in the mark-to-market related to embedded derivatives associated with our non-reinsured living benefit features in our annuity products. The decrease was partially offset by $6 million increase in policy charges and fee income, consisting primarily of mortality and expense and other insurance charges, assessed on policyholders’ fund balances primarily reflecting higher annuity average separate account asset balances driven by market appreciation and positive net flows from new business sales.

Benefits and expenses increased $22 million. This increase was primarily driven by an unfavorable variance of $14 million in DAC amortization and $5 million in interest credited to policyholders’ account balances which includes DSI amortization. Higher DAC and DSI amortization is mainly related to the impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above.

2014 to 2013 Six months Comparison. Revenues decreased $33 million primarily driven by a decrease of $50 million in realized investment gains, primarily driven by an unfavorable variance in the mark-to-market related to embedded derivatives associated with our non-reinsured living benefit features in our annuity products. The decrease was partially offset by $15 million increase in policy charges and fee income, consisting primarily of mortality and expense and other insurance charges, assessed on policyholders’ fund balances primarily reflecting higher annuity average separate account asset balances driven by market appreciation and positive net flows from new business sales.

Benefits and expenses increased $50 million. This increase was primarily driven by an unfavorable variance of $28 million in DAC amortization and $10 million in interest credited to policyholders’ account balances which includes DSI amortization. Higher DAC and DSI amortization is mainly related to the impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above. Also contributing to the increase was an increase of $10 million in general, administrative and other expenses, reflecting higher distribution expenses in our annuity products due to higher separate account asset values.

Income Taxes

The income tax provision amounted to an expense of $7 million and $35 million for the six months ended June 30, 2014 and 2013, respectively. The decrease in income tax expense was primarily driven by the decrease in pre-tax income.

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

As of June 30, 2014, the Company remains subject to examination in the U.S. for tax years 2004 through 2013.

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. In May 2010, the IRS issued an Industry Director Directive (“IDD”) confirming that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. In February 2014, the IRS released Revenue Ruling 2014-7, which modified and superseded Revenue Ruling 2007-54, by removing the provisions of Revenue Ruling 2007-54 related to the methodology to be followed in calculating the DRD and obsoleting Revenue Ruling 2007-61. These activities had no impact on the Company’s results in 2013 or in the first six months of 2014. However, there remains the possibility that the IRS and the U.S. Treasury will address, through subsequent guidance, the issues related to the calculation of the DRD. For the last several years, the revenue proposals included in the Obama Administration’s budgets included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s net income.

For tax years 2007 through 2014, the Company is participating in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions as they occur in order to reach agreement with the Company on how they should be reported in the relevant tax return. If disagreements arise, accelerated resolutions programs are available to try to resolve the disagreements in a timely manner before the tax return is filed.

In July 2014, the IRS issued an IDD relating to the hedging of variable annuity guaranteed minimum benefits (“Hedging IDD”). The Hedging IDD provides an elective safe harbor tax accounting method for these hedging activities that can be applied to open years under IRS examination beginning with the earliest open year. The Company is analyzing the potential impact of electing this tax accounting method.

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

Capital

Our capital management framework is primarily based on statutory risk based capital measures. The Risk Based Capital, or RBC, ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the NAIC. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation, however as of June 30, 2014 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

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

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. As discussed above in “Regulatory Developments,” the NY DFS has notified us that it does not agree with our calculation of statutory reserves (including the applicable credit for reinsurance) for New York purposes in respect of certain variable annuity products. If we are ultimately required to establish material additional reserves on a New York statutory accounting basis or post material amounts of additional collateral with respect to such variable annuity or other products, our ability to deploy capital for other purposes could be affected and/or we could be required to obtain additional funding from Prudential Financial or its affiliates.

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

The NAIC, the NY DFS and other regulators continue to review life insurers’ use of captive reinsurance companies. On June 4, 2014, Rector & Associates, Inc. a consulting firm commissioned by the NAIC, presented a revised report to the NAIC’s Principle-Based Reserving Implementation Task Force that recommended, among other things, placing limitations on the types of assets that may be used to finance reserves associated with certain term and universal life insurance policies and that adoption of new regulations contemplated by the Rector Report by individual states become an NAIC accreditation standard. On June 30, 2014, this NAIC Task Force adopted the regulatory framework proposed by Rector & Associates, including recommendations to have various technical workgroups of the NAIC propose regulations to implement the new framework. In addition, another committee of the NAIC has proposed changes to the NAIC accreditation standards that would regulate captive reinsurance companies that assume business directly written in more than one state as “multi-state reinsurers” and apply accreditation standards to those captives that historically were applicable only to traditional insurers. We cannot predict what, if any, changes may result from these initiatives. If insurance laws are changed in a way that restricts our use of captive reinsurance companies in the future, our ability to write certain products and efficiently manage their associated risks could be adversely affected and we may need to increase prices on certain products, modify certain products or find alternate financing sources, any of which could adversely affect our competitiveness, capital and financial position and results of operations. Given the uncertainty of the ultimate outcome of these initiatives, at this time we are unable to estimate their expected effects on our future capital and financial position and results of operations.

Our life insurance business is subject to Regulation XXX and Guideline AXXX. The regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that these levels of reserves are non-economic. Prudential Financial uses captive reinsurance companies that are affiliates of the Company to implement reinsurance and capital management actions to satisfy these reserve requirements, by financing these non-economic reserves through the issuance of surplus notes by the captives, which are treated as capital for statutory purposes. The affiliated reinsurance agreements are described further in Note 7.

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

We believe Pruco Re currently maintains an adequate level of capital and has access to liquidity to support this hedging program. However, Pruco Re’s capital and liquidity needs can vary significantly due to, among other things, changes in equity markets, interest rates, mortality and policyholder behavior. Through its Capital Protection Framework, Prudential Financial maintains access to on-balance sheet and contingent sources of capital and liquidity that are available to meet these needs as they arise. As of June 30, 2014 and December 31, 2013, the statutory reserve credit trusts required collateral of $11 million and $7 million. Pruco Re has deposited assets into statutory reserve credit trusts to satisfy this requirement.

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

Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity and public equity securities. As of June 30, 2014 and December 31, 2013 the Company had liquid assets of $1 billion and $973 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $56.4 million and $45.8 million as of June 30, 2014 and December 31 2013, respectively. As of June 30, 2014, $892 million, or 94%, of the fixed maturity investments in company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $54 million, or 6%, of these fixed maturity investments were rated other than high or highest quality.

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

As we continue to underwrite term and universal life insurance business, we expect to have additional financing needs for the funding of non-economic reserves required under Guideline AXXX and Regulation XXX. We believe we have sufficient financing resources in place to meet our financing needs under Guideline AXXX through 2015, assuming that the volume of new business remains consistent with current sales levels. In June 2014, an affiliated captive reinsurance company issued a $650 million surplus note to an affiliate for the purpose of financing Guideline AXXX reserves.

In April 2014, one of our affiliated captives issued an additional $250 million of surplus notes in return for an equal amount of credit-linked notes under a $2.0 billion facility for the third-party financing of Regulation XXX reserves associated with term life business written from 2010 to 2013. Following that issuance, an aggregate of $1.75 billion of surplus notes were outstanding under that facility. Because valid rights of set-off exist for this facility, interest and principal payments on the surplus notes and credit-linked notes issued through the facility are settled on a net basis, and the surplus notes are reflected in Prudential Financial’s total consolidated borrowings on a net basis. In March 2014, a newly-formed affiliated captive reinsurance company issued a $250 million surplus note to an affiliate to finance Regulation XXX reserves associated with term life sales in 2014. We are continuing to pursue solutions to address Regulation XXX financing needs generated by our expected sale of term life business during the remainder of 2014 and in subsequent years. If we are unsuccessful in executing these solutions, we may need to obtain financing from other sources, including through additional borrowings.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Principal Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, as of June 30, 2014. Based on such evaluation, the Principal Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 13, 2014