Form 10-Q
period 2014-09-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2014-11-13
CIK 1038509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 13, 2014, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding.

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

Part I—Financial Information

Item 1. Financial Statements

Pruco Life Insurance Company of New Jersey

Unaudited Interim Statements of Financial Position

As of September 30, 2014 and December 31, 2013 (in thousands, except share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2014–$907,128; 2013–$889,548)	$962,825	$927,341
Equity securities, available-for-sale, at fair value (cost: 2014–$11,642; 2013–$91)	12,148	116
Policy loans	181,260	176,885
Short-term investments	33,324	5,180
Commercial mortgage and other loans	284,493	292,532
Other long-term investments	42,592	37,505

Total investments	1,516,642	1,439,559
Cash and cash equivalents	30,527	40,641
Deferred policy acquisition costs	461,131	439,315
Accrued investment income	14,272	15,024
Reinsurance recoverables	1,255,240	999,240
Receivables from parents and affiliates	43,211	34,479
Deferred sales inducements	81,788	88,350
Other assets	8,105	8,264
Separate account assets	11,028,295	10,235,426

TOTAL ASSETS	$14,439,211	$13,300,298

LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$1,447,302	$1,360,664
Future policy benefits and other policyholder liabilities	1,124,248	772,537
Cash collateral for loaned securities	6,965	4,081
Income taxes	22,613	23,467
Short-term debt to affiliates	24,000	24,000
Long-term debt to affiliates	93,000	93,000
Payables to parent and affiliates	5,716	4,607
Other liabilities	70,120	132,083
Separate account liabilities	11,028,295	10,235,426

TOTAL LIABILITIES	13,822,259	12,649,865

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)

EQUITY
Common stock ($5 par value; 400,000 shares authorized; issued and outstanding)	2,000	2,000
Additional paid-in capital	211,147	211,147
Retained earnings	374,728	420,185
Accumulated other comprehensive income	29,077	17,101

TOTAL EQUITY	616,952	650,433

TOTAL LIABILITIES AND EQUITY	$14,439,211	$13,300,298

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Unaudited Interim Statements of Operations and Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2014 and 2013 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES
Premiums	$3,305	$3,210	$9,279	$9,704
Policy charges and fee income	35,685	31,781	131,158	112,042
Net investment income	16,954	16,698	50,954	50,696
Asset administration fees	9,362	8,414	28,165	24,803
Other income	725	840	2,269	2,466
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	-	-	(103)	-
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	-	-	79	-
Other realized investment gains (losses), net	(20,986)	(17,048)	(43,412)	10,866

Total realized investment gains (losses), net	(20,986)	(17,048)	(43,436)	10,866

TOTAL REVENUES	45,045	43,895	178,389	210,577

BENEFITS AND EXPENSES
Policyholders’ benefits	(64)	(2,431)	17,381	13,895
Interest credited to policyholders’ account balances	11,539	(147)	31,912	10,012
Amortization of deferred policy acquisition costs	7,044	(28,981)	19,502	(44,994)
General, administrative and other expenses	25,915	15,871	72,078	52,192

TOTAL BENEFITS AND EXPENSES	44,434	(15,688)	140,873	31,105

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	611	59,583	37,516	179,472

Income Taxes:
Total income tax expense (benefit)	(4,121)	20,043	2,973	54,603

NET INCOME (LOSS)	$4,732	$39,540	$34,543	$124,869

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(76)	44	(83)	20
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	(2,982)	1,194	22,449	(32,994)
Reclassification adjustment for (gains) losses included in net income	(1,507)	(1,519)	(3,941)	(4,776)

Net unrealized investment gains (losses)	(4,489)	(325)	18,508	(37,770)

Other comprehensive income (loss), before tax	(4,565)	(281)	18,425	(37,750)

Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	(27)	17	(29)	8
Net unrealized investment gains (losses)	(1,571)	(114)	6,478	(13,220)

Total	(1,598)	(97)	6,449	(13,212)
Other comprehensive income (loss), net of tax:	(2,967)	(184)	11,976	(24,538)

COMPREHENSIVE INCOME (LOSS)	$1,765	$39,356	$46,519	$100,331

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Unaudited Interim Statements of Equity

Nine Months Ended September 30, 2014 and 2013 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance, December 31, 2013	$2,000	$211,147	$420,185	$17,101	$650,433
Dividend to parent	-	-	(80,000)	-	(80,000)
Comprehensive income (loss):
Net income (loss)	-	-	34,543	-	34,543
Other comprehensive income (loss), net of tax	-	-	-	11,976	11,976

Total comprehensive income (loss)					46,519

Balance, September 30, 2014	$2,000	$211,147	$374,728	$29,077	$616,952

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance, December 31, 2012	$2,000	$211,049	$409,342	$47,449	$669,840
Dividend to parent	-	-	(155,000)	-	(155,000)
Contributed (distributed) capital - parent/child asset transfers	-	98	-	-	98
Comprehensive income (loss):
Net income (loss)	-	-	124,869	-	124,869
Other comprehensive income (loss), net of tax	-	-	-	(24,538)	(24,538)

Total comprehensive income (loss)					100,331

Balance, September 30, 2013	$2,000	$211,147	$379,211	$22,911	$615,269

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Unaudited Interim Statements of Cash Flows

Nine Months Ended September 30, 2014 and 2013 (in thousands)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,543	$124,869
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	5,452	4,266
Interest credited to policyholders’ account balances	31,912	10,012
Realized investment (gains) losses, net	43,436	(10,866)
Amortization and other non-cash items	(9,588)	(8,944)
Change in:
Future policy benefits and other insurance liabilities	104,427	105,593
Reinsurance recoverables	(86,971)	(97,246)
Accrued investment income	753	1,331
Receivables from parent and affiliates	(5,247)	1,001
Payables to parent and affiliates	411	2,208
Deferred policy acquisition costs	(24,840)	(86,735)
Income taxes payable	(7,303)	77,984
Deferred sales inducements	(667)	(1,561)
Other, net	(20,430)	2,963

Cash flows from operating activities	$65,888	$124,875

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$131,366	$175,905
Short-term investments	28,740	19,218
Policy loans	21,835	20,589
Ceded policy loans	(3,211)	(3,401)
Commercial mortgage and other loans	14,425	15,083
Other long-term investments	1,307	1,788
Equity securities, available-for-sale	2,058	6,630
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(140,278)	(103,885)
Short-term investments	(56,875)	(22,882)
Policy loans	(17,408)	(13,051)
Ceded policy loans	1,670	1,717
Commercial mortgage and other loans	(5,468)	(76,925)
Other long-term investments	(1,878)	(3,915)
Equity securities, available-for-sale	(13,551)	(5,253)
Notes receivable from parent and affiliates, net	(2,578)	(4,526)
Other, net	62	90

Cash flows from (used in) investing activities	$(39,784)	$7,182

CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	$198,424	$177,370
Ceded policyholders’ account deposits	(63,261)	(100,737)
Policyholders’ account withdrawals	(96,685)	(92,821)
Ceded policyholders’ account withdrawals	5,631	6,057
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	2,883	6,474
Dividend to parent	(80,000)	(155,000)
Contributed (Distributed) capital - parent/child asset transfers	-	150
Drafts outstanding	(3,210)	358

Cash flows used in financing activities	$(36,218)	$(158,149)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,114)	(26,092)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	40,641	50,596

CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,527	$24,504

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

The most significant estimates include those used in determining deferred policy acquisition costs and related amortization; amortization of deferred sales inducements; valuation of investments including derivatives and the recognition of other-than-temporary impairments (“OTTI”); future policy benefits including guarantees; reinsurance recoverables; provision for income taxes and valuation of deferred tax assets; and reserves for contingent liabilities, including reserves for losses in connection with unresolved legal matters.

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

In August 2014, the FASB issued guidance requiring that mortgage loans be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2014, with early adoption permitted. This guidance can be adopted using either a prospective transition method or a modified retrospective transition method. This guidance is not expected to have a significant impact on the Company’s financial position, results of operations or financial statement disclosures.

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$24,090	$3,274	$-	$27,364	$-
Obligations of U.S. states and their political subdivisions	27,114	1,152	-	28,266	-
Foreign government bonds	6,354	132	90	6,396	-
Public utilities	104,808	7,366	44	112,130	-
All other corporate securities	601,990	38,121	1,494	638,617	(45)
Asset-backed securities (1)	40,154	1,428	93	41,489	(79)
Commercial mortgage-backed securities	79,662	3,252	7	82,907	-
Residential mortgage-backed securities (2)	22,956	2,700	-	25,656	(257)

Total fixed maturities, available-for-sale	$907,128	$57,425	$1,728	$962,825	$(381)

Equity securities, available-for-sale
Common Stocks:
Mutual funds	$11,589	$481	$10	$12,060
Non-redeemable preferred stocks	53	35	-	88

Total equity securities, available-for-sale	$11,642	$516	$10	$12,148

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $0.6 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$24,842	$2,939	$-	$27,781	$-
Obligations of U.S. states and their political subdivisions	4,781	53	153	4,681	-
Foreign government bonds	11,457	901	-	12,358	-
Public utilities	105,717	3,898	2,371	107,244	-
All other corporate securities	600,938	34,010	7,582	627,366	(45)
Asset-backed securities (1)	51,651	611	1,084	51,178	(102)
Commercial mortgage-backed securities	63,090	3,763	14	66,839	-
Residential mortgage-backed securities (2)	27,072	2,827	5	29,894	(281)

Total fixed maturities, available-for-sale	$889,548	$49,002	$11,209	$927,341	$(428)

Equity securities, available-for-sale
Common Stocks:
Mutual funds	$38	$-	$1	$37
Non-redeemable preferred stocks	53	26	-	79

Total equity securities available-for-sale	$91	$26	$1	$116

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $0.7 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturities by contractual maturities at September 30, 2014, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$31,350	$32,401
Due after one year through five years	249,999	267,620
Due after five years through ten years	183,057	192,438
Due after ten years	299,950	320,314
Asset-backed securities	40,154	41,489
Commercial mortgage-backed securities	79,662	82,907
Residential mortgage-backed securities	22,956	25,656

Total	$907,128	$962,825

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

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$1,849	$12,250	$43,281	$71,415
Proceeds from maturities/repayments	30,285	35,539	87,989	104,474
Gross investment gains from sales, prepayments, and maturities	1,507	1,435	4,157	4,899
Gross investment losses from sales and maturities	-	-	(249)	(311)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Equity securities, available-for-sale
Proceeds from sales	$-	$6,342	$2,058	$6,630
Gross investment gains from sales	-	483	58	587
Gross investment losses from sales	-	(393)	-	(393)
Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$-	$-	$(25)	$-
Writedowns for impairments on equity securities	-	(6)	-	(6)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of the impairment.

As discussed in Note 2 to the Company’s Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013, a portion of certain OTTI losses on fixed maturity securities is recognized in “Other Comprehensive income (loss)” (“OCI”). For these securities, the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following tables set forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(in thousands)
Balance, beginning of period	$680	$716
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(9)	(27)
Increases due to the passage of time on previously recorded credit losses	5	12
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(2)	(27)

Balance, end of period	$674	$674

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(in thousands)
Balance, beginning of period	$718	$2,411
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(14)	(1,659)
Increases due to the passage of time on previously recorded credit losses	15	36
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	-	(69)

Balance, end of period	$719	$719

Trading Account Assets

There were no “Trading account assets” as of both September 30, 2014 and December 31, 2013.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	September 30, 2014		December 31, 2013
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial and agricultural mortgage loans by property type:
Apartments/Multi-Family	$85,349	30.8%	$81,484	28.5%
Retail	64,456	23.3	65,353	22.9
Industrial	34,655	12.5	40,281	14.1
Office	30,242	10.9	30,635	10.7
Other	22,658	8.2	25,277	8.8
Hospitality	23,847	8.6	24,186	8.5

Total commercial mortgage loans	261,207	94.3	267,216	93.5
Agricultural property loans	15,662	5.7	18,691	6.5

Total commercial and agricultural mortgage loans by property type	276,869	100.0%	285,907	100.0%

Valuation allowance	(786)		(1,785)

Total net commercial and agricultural mortgage loans by property type	276,083		284,122

Other Loans
Uncollateralized loans	8,410		8,410

Total other loans	8,410		8,410

Total commercial mortgage and other loans	$284,493		$292,532

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States and other countries with the largest concentrations in Illinois (15%), Texas (14%), and New York (11%) at September 30, 2014.

Activity in the allowance for credit losses for all commercial mortgage and other loans, for the periods indicated, is as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Allowance for credit losses, beginning of year	$1,785	$1,162
Addition to / (release of) allowance for losses	(999)	623

Total ending balance (1)	$786	$1,785

(1)	Agricultural loans represent less than $0.1 million of the ending allowance at both September 30, 2014 and December 31, 2013.

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	September 30, 2014	December 31, 2013
	(in thousands)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment (1)	$-	$-
Ending balance: collectively evaluated for impairment (2)	786	1,785

Total ending balance	$786	$1,785

Recorded Investment: (3)
Ending balance gross of reserves: individually evaluated for impairment (1)	$-	$-
Ending balance gross of reserves: collectively evaluated for impairment (2)	285,279	294,317

Total ending balance, gross of reserves	$285,279	$294,317

(1)	There were no loans individually evaluated for impairments at both September 30, 2014 and December 31, 2013.
(2)	Agricultural loans collectively evaluated for impairment had a recorded investment of $15.7 million and $18.7 million at September 30, 2014 and December 31, 2013, respectively, and an allowance of less than $0.1 million for both periods. Uncollateralized loans collectively evaluated for impairment had a recorded investment of $8.4 million at both September 30, 2014 and December 31, 2013 and no related allowance for both periods.
(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. There were no impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and no related allowance for losses, at both September 30, 2014 and December 31, 2013.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The Company had no such loans at both September 30, 2014 and December 31, 2013. See Note 2 to the Company’s Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013 for information regarding the Company’s accounting policies for non-performing loans.

The following table sets forth certain key credit quality indicators as of September 30, 2014, based upon the recorded investment gross of allowance for credit losses.

Total commercial and agricultural mortgage loans

	Debt Service Coverage Ratio - September 30, 2014
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
Loan-to-Value Ratio	(in thousands)
0%-59.99%	$164,278	$-	$1,685	$165,963
60%-69.99%	70,553	-	4,898	75,451
70%-79.99%	31,106	2,822	-	33,928
Greater than 80%	-	-	1,527	1,527

Total commercial and agricultural mortgage loans	$265,937	$2,822	$8,110	$276,869

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

As of both September 30, 2014 and December 31, 2013, all commercial mortgage and other loans were in current status. The Company defines current in its aging of past due commercial mortgage and other loans as less than 30 days past due.

There were no commercial mortgage and other loans in nonaccrual status as of both September 30, 2014 and December 31, 2013. Nonaccrual loans are those on which the accrual of interest has been suspended after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability and loans for which a loan specific reserve has been established. See Note 2 to the Company’s Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2013, for further discussion regarding nonaccrual status loans.

For the three and nine months ended both September 30, 2014 and 2013, there were no commercial mortgage and other loans acquired or sold, other than those through direct origination.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both September 30, 2014 and December 31, 2013, the Company had no significant commitments to fund to borrowers that have been involved in a troubled debt restructuring. During the three and nine months ended both September 30, 2014 and 2013, there were no new troubled debt restructurings related to commercial mortgage and other loans, and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the 12 months preceding each respective period. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Company’s Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

Net Investment Income

Net investment income for the three and nine months ended September 30, was from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Fixed maturities, available-for-sale	$10,777	$11,285	$33,168	$34,947
Trading account assets	-	3	-	9
Commercial mortgage and other loans	3,538	3,357	10,297	9,722
Policy loans	2,574	2,582	7,543	7,380
Short-term investments and cash equivalents	21	9	51	56
Other long-term investments	885	311	2,363	1,138

Gross investment income	17,795	17,547	53,422	53,252
Less: investment expenses	(841)	(849)	(2,468)	(2,556)

Net investment income	$16,954	$16,698	$50,954	$50,696

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and nine months ended September 30, were from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Fixed maturities	$1,507	$1,435	$3,883	$4,588
Equity securities	-	84	58	188
Commercial mortgage and other loans	999	(52)	999	(620)
Short-term investments and cash equivalents	-	1	2	2
Joint ventures and limited partnerships	-	(2)	-	(11)
Derivatives	(23,492)	(18,514)	(48,378)	6,719

Realized investment gains (losses), net	$(20,986)	$(17,048)	$(43,436)	$10,866

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the nine months ended September 30, 2014 and 2013, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2013	$68	$17,033	$17,101
Change in other comprehensive income before reclassifications	(83)	22,449	22,366
Amounts reclassified from AOCI	-	(3,941)	(3,941)
Income tax benefit (expense)	29	(6,478)	(6,449)

Balance, September 30, 2014	$14	$29,063	$29,077

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2012	$43	$47,406	$47,449
Change in other comprehensive income before reclassifications	20	(32,995)	(32,975)
Amounts reclassified from AOCI	-	(4,776)	(4,776)
Income tax benefit (expense)	(7)	13,220	13,213

Balance, September 30, 2013	$56	$22,855	$22,911

(1)	Includes cash flow hedges of $(1.4) million and $(3.1) million as of September 30, 2014 and December 31, 2013, respectively and $(2.0) million and $(1.0) million as of September 30, 2013 and December 31, 2012, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate (3)	$220	$52

Net unrealized investment gains (losses) on available-for-sale securities (4)	1,287	3,889

Total net unrealized investment gains (losses)	1,507	3,941

Total reclassifications for the period	$1,507	$3,941

(1)	All amounts are shown before tax.
(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)	See Note 5 for additional information on cash flow hedges.
(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, future policy benefits and policyholders’ account balances.

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policy Holder Account Balances (1)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2013	$224	$(628)	$152	$87	$(165)
Net investment gains (losses) on investments arising during the period	41	-	-	(15)	26
Reclassification adjustment for (gains) losses included in net income	(3)	-	-	1	(2)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	-	73	-	(25)	48
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	-	-	(24)	9	(15)

Balance, September 30, 2014	$262	$(555)	$128	$57	$(108)

(1)	Balances are net of reinsurance.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments (1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policy Holder Account Balances (2)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2013	$35,984	$(11,654)	$2,126	$(9,258)	$17,198
Net investment gains (losses) on investments arising during the period	23,709	-	-	(8,299)	15,410
Reclassification adjustment for (gains) losses included in net income	(3,938)	-	-	1,378	(2,560)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	-	(3,085)	-	1,080	(2,005)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	-	-	1,735	(607)	1,128

Balance, September 30, 2014	$55,755	$(14,739)	$3,861	$(15,706)	$29,171

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.
(2)	Balances are net of reinsurance.

Net Unrealized Gains (Losses) on Investments by Asset Class

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	September 30, 2014	December 31, 2013
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$262	$224
Fixed maturity securities, available-for-sale - all other	55,435	37,569
Equity securities, available-for-sale	506	25
Derivatives designated as cash flow hedges (1)	(1,432)	(3,057)
Other investments	1,246	1,447

Net unrealized gains (losses) on investments	$56,017	$36,208

(1)	See Note 5 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2014
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
Foreign government bonds	$3,597	$90	$-	$-	$3,597	$90
Public utilities	7,670	44	-	-	7,670	44
All other corporate securities	45,598	809	21,189	685	66,787	1,494
Asset-backed securities	949	1	10,491	92	11,440	93
Commercial mortgage-backed securities	-	-	666	7	666	7

Total	$57,814	$944	$32,346	$784	$90,160	$1,728

Equity securities, available-for-sale	$1,994	$10	$8	$-	$2,002	$10

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2013
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
Obligations of U.S. states and their political subdivisions	$2,628	$153	$-	$-	$2,628	$153
Public utilities	46,061	2,371	-	-	46,061	2,371
All other corporate securities	139,552	7,369	2,612	213	142,164	7,582
Asset-backed securities	31,499	1,068	642	16	32,141	1,084
Commercial mortgage-backed securities	397	10	268	4	665	14
Residential mortgage-backed securities	936	5	-	-	936	5

Total	$221,073	$10,976	$3,522	$233	$224,595	$11,209

Equity securities, available-for-sale	$22	$1	$-	$-	$22	$1

The gross unrealized losses on fixed maturity securities at September 30, 2014 and December 31, 2013, were composed of $1.5 million and $11.1 million, respectively, related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $0.2 million and $0.1 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At September 30, 2014, $0.8 million of gross unrealized losses of twelve months or more were concentrated in the consumer cyclical and finance sectors of the Company’s corporate securities. At December 31, 2013, $0.2 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical, communications, and basic industry sectors of the Company’s corporate securities and in asset-backed securities. In accordance with its policy described in Note 2 to the Company’s Financial Statements included in its 2013 Annual Report on Form 10-K, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at September 30, 2014 or December 31, 2013. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At September 30, 2014, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis.

At both September 30, 2014 and December 31, 2013, none of the gross unrealized losses related to equity securities represented declines in value of greater than 20%. In accordance with its policy described in Note 2 to the Company’s Financial Statements included in its 2013 Annual Report on Form 10-K, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at September 30, 2014 or December 31, 2013.

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

Level 2 - Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not actively trade and are priced based on a net asset value), certain short-term investments and certain cash equivalents, and certain over-the-counter derivatives.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	As of September 30, 2014
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$27,364	$-	$-	$27,364
Obligations of U.S. states and their political subdivisions	-	28,266	-	-	28,266
Foreign government bonds	-	6,396	-	-	6,396
Corporate securities	-	739,316	11,431	-	750,747
Asset-backed securities	-	30,651	10,838	-	41,489
Commercial mortgage-backed securities	-	82,907	-	-	82,907
Residential mortgage-backed securities	-	25,656	-	-	25,656

Sub-total	-	940,556	22,269	-	962,825
Equity securities, available for sale	-	12,060	88	-	12,148
Short-term investments	620	32,704	-	-	33,324
Cash equivalents	2,000	14,997	-	-	16,997
Other long-term investments	-	5,473	-	(2,593)	2,880
Reinsurance recoverables	-	-	191,409	-	191,409
Receivables from parents and affiliates	-	10,208	4,635	-	14,843

Sub-total excluding separate account assets	2,620	1,015,998	218,401	(2,593)	1,234,426
Separate account assets (2)	57,727	10,963,744	6,824	-	11,028,295

Total assets	$60,347	$11,979,742	$225,225	$(2,593)	$12,262,721

Future policy benefits (4)	-	-	246,363	-	246,363
Payables to parent and affiliates	-	2,593	-	(2,593)	-

Total liabilities	$-	$2,593	$246,363	$(2,593)	$246,363

	As of December 31, 2013
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$27,781	$-	$-	$27,781
Obligations of U.S. states and their political subdivisions	-	4,681	-	-	4,681
Foreign government bonds	-	12,358	-	-	12,358
Corporate securities	-	730,248	4,362	-	734,610
Asset-backed securities	-	35,155	16,023	-	51,178
Commercial mortgage-backed securities	-	66,839	-	-	66,839
Residential mortgage-backed securities	-	29,894	-	-	29,894

Sub-total	-	906,956	20,385	-	927,341
Equity securities, available for sale	-	37	79	-	116
Short-term investments	182	4,998	-	-	5,180
Cash equivalents	-	13,999	-	-	13,999
Other long-term investments	-	5,124	-	(5,124)	-
Receivables from parents and affiliates	-	30,581	3,138	-	33,719

Sub-total excluding separate account assets	182	961,695	23,602	(5,124)	980,355
Separate account assets (2)	60,601	10,168,133	6,692	-	10,235,426

Total assets	$60,783	$11,129,828	$30,294	$(5,124)	$11,215,781

Future policy benefits (4)	-	-	(38,190)	-	(38,190)
Payables to parent and affiliates	-	5,125	-	(5,124)	1
Other liabilities (3)	-	-	43,340		43,340

Total liabilities	$-	$5,125	$5,150	$(5,124)	$5,151

(1)	“Netting” amounts represent the impact of offsetting asset and liability positions held within the same counterparty, subject to master netting arrangements.
(2)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Statements of Financial Position.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

(3)	Reinsurance of variable annuity living benefit features that were classified as “Other Liabilities” at December 31, 2013 were reclassified to “Reinsurance Recoverables” in 2014 as they were no longer in a net asset position.
(4)	As of September 30, 2014, the net embedded derivative liability position of $246 million includes $74 million of embedded derivatives in an asset position and $321 million of embedded derivatives in a liability position. As of December 31, 2013, the net embedded derivative asset position of $38 million includes $109 million of embedded derivatives in an asset position and $71 million of embedded derivatives in a liability position.

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below.

Fixed Maturity Securities – The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices for each security are generally sourced from multiple pricing vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. The pricing hierarchy is updated for new financial products and recent pricing experience. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from third party pricing services is deemed not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service or classify the securities as Level 3. If the pricing service updates the price to be more consistent with the presented market observations, the security remains within Level 2.

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of September 30, 2014 and December 31, 2013, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models, such as Monte Carlo simulation models and other techniques that utilize significant unobservable inputs. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to external broker-dealer values. As of September 30, 2014 and December 31, 2013, all derivatives were classified within Level 2. See Note 5 for more details on the fair value of derivative instruments by primary underlying.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

Cash Equivalents and Short-Term Investments – Cash equivalents and short-term investments include money market instruments, and other highly liquid debt instruments. Certain money market instruments are valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The remaining instruments in this category are generally fair valued based on market observable inputs and, these investments have primarily been classified within Level 2.

Separate Account Assets – Separate account assets include fixed maturity securities, treasuries, equity securities and real estate investments for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities,” “Equity Securities” and “Other Long-Term Investments.”

Receivables from Parent and Affiliates – Receivables from parent and affiliates carried at fair value include affiliated bonds within the Company’s legal entity whose fair value are determined consistent with similar securities described above under “Fixed Maturity Securities” managed by affiliated asset managers.

Reinsurance Recoverables – Reinsurance recoverables carried at fair value include the reinsurance of the Company’s living benefit guarantees on certain variable annuity contracts. These guarantees are accounted for as embedded derivatives and are recorded in “Reinsurance Recoverables” or “Other Liabilities” when fair value is in an asset or liability position, respectively. The methods and assumption used to estimate the fair value are consistent with those described below in “Future Policy Benefits.” The reinsurance agreements covering these guarantees are derivatives with fair value determined in the same manner as the living benefit guarantee.

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

Transfers between Levels 1 and 2 – Transfers between levels are generally reported at the values as of the beginning of the period in which the transfers occur. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. The classification of Separate Account funds may vary dependent on the availability of information to the public. Should a fund’s net asset value become publicly observable, the fund would be transferred from Level 2 to Level 1. During the three months ended September 30, 2014 there were no transfers between Levels 1 and 2. During the nine months ended September 30, 2014, $0.2 million was transferred from Level 1 to Level 2. During the three and nine months ended September 30, 2013, there were no transfers between Level 1 and Level 2.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

Level 3 Assets and Liabilities by Price Source – The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of September 30, 2014
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$10,893	$538	$11,431
Asset-backed securities	110	10,728	10,838
Equity securities	88	-	88
Reinsurance recoverables	191,409	-	191,409
Receivables from parents and affiliates	-	4,635	4,635

Subtotal excluding separate account assets	202,500	15,901	218,401
Separate account assets	6,824	-	6,824

Total assets	$209,324	$15,901	$225,225

Future policy benefits	$246,363	$-	$246,363

Total liabilities	$246,363	$-	$246,363

	As of December 31, 2013
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$4,362	$-	$4,362
Asset-backed securities	50	15,973	16,023
Equity securities	79	-	79
Receivables from parents and affiliates	-	3,138	3,138

Subtotal excluding separate account assets	4,491	19,111	23,602
Separate account assets	6,692	-	6,692

Total assets	$11,183	$19,111	$30,294

Future policy benefits	$(38,190)	$-	$(38,190)
Other liabilities	43,340	-	43,340

Total liabilities	$5,150	$-	$5,150

(1)	Represents valuations reflecting both internally-derived and market inputs. See below for additional information related to internally-developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities (see narrative below for quantitative information for separate account assets).

	As of September 30, 2014
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:		Discounted cash flow	Discount rate	8.86%	10.21%	9.03%	Decrease
Corporate securities	$10,893	Market comparables	EBITDA multiples (2)	6.0X	6.0X	6.00X	Increase
Reinsurance recoverables	$191,409	Fair values are determined in the same manner as future policy benefits.
Liabilities:
Future policy benefits (3)	$246,363	Discounted cash flow	Lapse rate (4)	0%	14%		Decrease
			NPR spread (5)	0.04%	1.14%		Decrease
			Utilization rate (6)	63%	96%		Increase
			Withdrawal rate (7)	74%	100%		Increase
			Mortality rate (8)	0%	14%		Decrease
			Equity Volatility curve	16%	28%		Increase

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

	As of December 31, 2013
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:
Corporate securities	$4,362	Discounted cash flow	Discount rate	11.0%	11.0%	11.00%	Decrease
		Market comparables	EBITDA multiples (2)	6.0X	7.0X	6.09X	Increase
Liabilities:
Future policy benefits (3)	$(38,190)	Discounted cash flow	Lapse rate (4)	0%	11%		Decrease
			NPR spread (5)	0.08%	1.09%		Decrease
			Utilization rate (6)	70%	94%		Increase
			Withdrawal rate (7)	86%	100%		Increase
			Mortality rate (8)	0%	13%		Decrease
			Equity Volatility curve	15%	28%		Increase
Other Liabilities	43,340	Represents reinsurance of variable annuity living benefits in a liability position. Fair values are determined in the same manner as future policy benefits.

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.
(2)	EBITDA multiples represent multiples of earnings before interest, taxes, depreciation and amortization, and are amounts used when the reporting entity has determined that market participants would use such multiples when pricing the investments.
(3)	Future policy benefits primarily represent general account liabilities for the optional living benefit features of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(4)	Lapse rates are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.
(5)	To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuation of contracts in a liability position and generally not to those in a contra-liability position. The NPR spread reflects the financial strength ratings of the Company and its affiliates, as these are insurance liabilities and senior to debt. The additional spread over LIBOR is determined by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium.
(6)	The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. Utilization assumptions may vary by product type, tax status and age. The impact of changes in these assumptions is highly dependent on the product type, the age of the contractholder at the time of the sale, and the timing of the first lifetime income withdrawal.
(7)	The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions may vary based on the product type, contractholder age, tax status, and withdrawal timing. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.
(8)	Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%. Based on historical experience, the Company applies a set of age and duration specific mortality rate adjustments compared to standard industry tables. A mortality improvement assumption is also incorporated into the overall mortality table.

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

Future Policy Benefits – The Company expects efficient benefit utilization and withdrawal rates to generally be correlated with lapse rates. However, behavior is generally highly dependent on the facts and circumstances surrounding the individual contractholder, such as their liquidity needs or tax situation, which could drive lapse behavior independent of other contractholder behavior assumptions. To the extent more efficient contractholder behavior results in greater in-the-moneyness at the contract level, lapse rates may decline for those contracts. Similarly, to the extent that increases in equity volatility are correlated with overall declines in the capital markets, lapse rates may decline as contracts become more in-the-money.

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

Real Estate and Other Invested Assets – Separate account assets include $6.8 and $6.7 million of investments in real estate as of September 30, 2014 and December 31, 2013, respectively, that are classified as Level 3 and reported at fair value which is determined by the Company’s equity in net assets of the entities. In general, these fair value estimates of real estate are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments are typically included in the Level 3 Classification. Key unobservable inputs to real estate valuation include capitalization rates, which ranged from 5.00% to 10.00% (6.26% weighted average) as of September 30, 2014 and 5.00% to 10.00% (6.82% weighted average) as of December 31, 2013 and discount rates which ranged from 6.75% to 10.50% (7.24% weighted average) as of September 30, 2014 and 6.75% to 11.00% (7.90% weighted average) as of December 31, 2013.

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

	Three Months Ended September 30, 2014
	Fixed Maturities Available For Sale
	Corporate Securities	Asset-Backed Securities	Equity Securities, Available for Sale	Receivables from Parents and Affiliates
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$4,830	$11,706	$85	$7,657
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	150	-	-	-
Asset management fees and other income	-	-	-	-
Included in other comprehensive income (loss)	945	(5)	3	(58)
Net investment income	10	(16)	-	-
Purchases	5,161	-	-	-
Sales	(202)	-	-	-
Issuances	-	-	-	-
Settlements	-	(96)	-	-
Transfers into Level 3 (2)	537	126	-	-
Transfers out of Level 3 (2)	-	(877)	-	(2,964)
Other (4)	-	-	-	-

Fair Value, end of period assets/(liabilities)	$11,431	$10,838	$88	$4,635

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$-

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2014
	Reinsurance Recoverables	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$106,872	$6,697	$(137,875)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	72,476	-	(93,948)
Asset management fees and other income	-	-	-
Interest credited to policyholders’ account balances	-	127	-
Included in other comprehensive income (loss)	-	-	-
Net investment income	-	-	-
Purchases	12,061	-	-
Sales	-	-	-
Issuances	-	-	(14,540)
Settlements	-	-	-
Transfers into Level 3 (2)	-	-	-
Transfers out of Level 3 (2)	-	-	-
Other (4)	-	-	0

Fair Value, end of period assets/(liabilities)	$191,409	$6,824	$(246,363)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$76,894	$-	$(93,600)
Asset management fees and other income	$-	$-	$-
Interest credited to policyholders’ account balances	$-	$127	$-

	Nine Months Ended September 30, 2014
	Fixed Maturities - Available For Sale
	Corporate Securities	Asset-Backed Securities	Equity Securities, Available for Sale	Receivables from Parents and Affiliates
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$4,362	$16,023	$79	$3,138
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	150	46	-	-
Asset management fees and other income	-	-	-	-
Interest credited to policyholders’ account balances	-	-	-	-
Included in other comprehensive income (loss)	964	1	9	(42)
Net investment income	26	45	-	-
Purchases	6,516	-	-	4,000
Sales	(254)	-	-	-
Issuances	-	-	-	-
Settlements	-	(5,738)	-	-
Transfers into Level 3 (2)	537	7,938	-	992
Transfers out of Level 3 (2)	(870)	(7,477)	-	(3,453)

Fair Value, end of period assets/(liabilities)	$11,431	$10,838	$88	$4,635

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$-

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2014
	Reinsurance Recoverables (4)	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$(43,340)	$6,692	$38,190
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	199,519	-	(242,501)
Asset management fees and other income	-	-	-
Interest credited to policyholders’ account balances	-	132	-
Included in other comprehensive income (loss)	-	-	-
Net investment income	-	-	-
Purchases	35,230	-	-
Sales	-	-	-
Issuances	-	-	(42,052)
Settlements	-	-	-
Transfers into Level 3 (2)	-	-	-
Transfers out of Level 3 (2)	-	-	-

Fair Value, end of period assets/(liabilities)	$191,409	$6,824	$(246,363)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$203,423	$-	$(242,414)
Asset management fees and other income	$-	$-	$-
Interest credited to policyholders’ account balances	$-	$132	$-

	Three Months Ended September 30, 2013
	Fixed Maturities Available For Sale
	Corporate Securities	Asset-Backed Securities	Trading Account Assets - Equity Securities	Equity Securities, Available for Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$4,650	$26,572	$1,440	$1,073
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	-	-	483
Asset management fees and other income	-	-	(25)	-
Included in other comprehensive income (loss)	(115)	71	-	2
Net investment income	9	48	-	-
Purchases	53	(1)	-	-
Sales	(1)	-	-	(1,482)
Issuances	-	-	-	-
Settlements	(11)	(724)	-	-
Transfers into Level 3 (2)	-		-	-
Transfers out of Level 3 (2)	-	-	-	-
Other (4)	-	(1,997)		-

Fair Value, end of period assets/(liabilities)	$4,585	$23,969	$1,415	$76

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$(25)	$-

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2013
	Receivables from Parents and Affiliates	Separate Account Assets (1)	Future Policy Benefits	Reinsurance Recoverables
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$2,149	$6,429	$35,400	$(37,310)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	-	(64,380)	49,371
Interest credited to policyholders’ account balances	-	75	-	-
Included in other comprehensive income (loss)	(18)	-	-	-
Net investment income	-	-	-	-
Purchases	1,997	-	-	10,434
Sales	(1,997)	-	-	-
Issuances	-	-	(12,589)	-
Settlements	-	-	-	-
Transfers into Level 3 (2)	-	-	-	-
Transfers out of Level 3 (2)	-	-	-	-
Other (4)	1,997	-	-	-

Fair Value, end of period assets/(liabilities)	$4,128	$6,504	$(41,569)	$22,495

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$(64,766)	$49,559
Asset management fees and other income	$-	$-	$-	$-
Interest credited to policyholders’ account balances	$-	$75	$-	$-

	Nine Months Ended September 30, 2013
	Fixed Maturities Available For Sale
	Corporate Securities	Asset-Backed Securities	Trading Account Assets - Equity Securities	Equity Securities, Available for Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$6,073	$18,301	$1,390	$1,067
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(86)	-	-	483
Asset management fees and other income	-	-	25	-
Included in other comprehensive income (loss)	19	129	-	8
Net investment income	25	206	-	-
Purchases	323	12,016	-	-
Sales	(1)	-	-	(1,482)
Issuances	-	-	-	-
Settlements	(827)	(4,686)	-	-
Transfers into Level 3 (2)	-	-	-	-
Transfers out of Level 3 (2)	(941)	-	-	-
Other (4)	-	(1,997)	-	-

Fair Value, end of period assets/(liabilities)	$4,585	$23,969	$1,415	$76

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$25	$-

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2013
	Receivables from Parents and Affiliates	Separate Account Assets (1)	Future Policy Benefits	Reinsurance Recoverables
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$998	$6,201	$(116,673)	$85,164
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	-	111,505	(92,634)
Asset management fees and other income	-	-	-	-
Interest credited to policyholders’ account balances	-	303	-	-
Included in other comprehensive income (loss)	(18)	-	-	-
Net investment income	-	-	-	-
Purchases	3,648	-	-	29,965
Sales	(2,497)	-	-	-
Issuances	-	-	(36,401)	-
Settlements	-	-	-	-
Transfers into Level 3 (2)	-	-	-	-
Transfers out of Level 3 (2)	-	-	-	-
Other (4)	1,997	-	-

Fair Value, end of period assets/(liabilities)	$4,128	$6,504	$(41,569)	$22,495

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$110,445	$(92,005)
Asset management fees and other income	$-	$-	$-	$-
Interest credited to policyholders’ account balances	$-	$302	$-	$-

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Statements of Financial Position.
(2)	Transfers into or out of Level 3 are reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Reinsurance of variable annuity living benefit features that were classified as “Other Liabilities” at 2013 and were reclassified to “Reinsurance Recoverables” at 2014 as they were in a net asset position.

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

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. The financial instruments presented below are reported at carrying value on the Company’s Unaudited Interim Statements of Financial Position. However, in some cases, as described below, the carrying amount equals or approximates fair value.

	September 30, 2014
	Fair Value				Carrying Amount (1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$-	$-	$294,440	$294,440	$284,493
Policy loans	-	-	181,260	181,260	181,260
Other long term investments	-	-	1,180	1,180	1,029
Cash and cash equivalents	1,446	12,084	-	13,530	13,530
Accrued investment income	-	14,272	-	14,272	14,272
Receivables from parents and affiliates	-	28,355	-	28,355	28,368
Other assets	-	3,084	-	3,084	3,084

Total assets	$1,446	$57,795	$476,880	$536,121	$526,036

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

	September 30, 2014
	Fair Value				Carrying Amount (1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Liabilities:
Policyholders’ account balances - investment contracts	$-	$141,425	$10,996	$152,421	$154,275
Cash collateral for loaned securities	-	6,965	-	6,965	6,965
Short-term debt	-	24,070	-	24,070	24,000
Long-term debt	-	94,362	-	94,362	93,000
Payables to parent and affiliates	-	5,716	-	5,716	5,716
Other liabilities	-	33,929	-	33,929	33,929

Total liabilities	$-	$306,467	$10,996	$317,463	$317,885

	December 31, 2013
	Fair Value				Carrying Amount (1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$-	$-	$297,317	$297,317	$292,532
Policy loans	-	-	176,885	176,885	176,885
Other long term investments	-	-	744	744	658
Cash and cash equivalents	1,091	25,551	-	26,642	26,642
Accrued investment income	-	15,024	-	15,024	15,024
Receivables from parents and affiliates	-	23,198	-	23,198	23,090
Other assets	-	3,941	-	3,941	3,941

Total assets	$1,091	$67,714	$474,946	$543,751	$538,772

Liabilities:
Policyholders’ account balances - investment contracts	$-	$130,026	$10,956	$140,982	$143,294
Cash collateral for loaned securities	-	4,081	-	4,081	4,081
Short-term debt	-	24,569	-	24,569	24,000
Long-term debt	-	100,677	-	100,677	93,000
Payables to parent and affiliates	-	4,607	-	4,607	4,607
Other liabilities	-	48,662	-	48,662	48,662

Total liabilities	$-	$312,622	$10,956	$323,578	$317,644

(1)	Carrying values presented herein differ from those in the Company’s Unaudited Interim Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

Other Long-term Investments

Other long-term investments include investments in joint ventures and limited partnerships. The estimated fair values of these cost method investments are generally based on the Company’s share of the net asset value (“NAV”) as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments. No such adjustments were made as of September 30, 2014 and December 31, 2013.

Cash and Cash Equivalents, Accrued Investment Income, Receivables from Parent and Affiliates and Other Assets

The Company believes that due to the short-term nature of certain assets, the carrying value approximates fair value. These assets include: cash and cash equivalent instruments, accrued investment income, and other assets that meet the definition of financial instruments, including receivables, such as unsettled trades and accounts receivable. Also included in receivables from parents and affiliates is an affiliated note whose fair value is determined in the same manner as the underlying debt described below under “Short-Term and Long-Term Debt”.

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

Cash Collateral for Loaned Securities

Cash collateral for loaned securities represents the collateral received or paid in connection with loaning or borrowing securities. For these transactions, the carrying value of the related asset/liability approximates fair value as they equal the amount of cash collateral received or paid.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is generally determined by either prices obtained from independent pricing services, which are validated by the Company, or discounted cash flow models. These fair values consider the Company’s own NPR. Discounted cash flow models predominately use market observable inputs such as the borrowing rates currently available to the Company for debt and financial instruments with similar terms and remaining maturities. For debt with a maturity of less than 90 days, the carrying value approximates fair value.

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

Credit Contracts

Credit derivatives are used by the Company to enhance the return on the Company’s investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments. With credit derivatives the Company can sell credit protection on an identified name, and in return receive a quarterly premium. With credit default derivatives, this premium or credit spread generally corresponds to the difference between the yield on the referenced name’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed. If there is an event of default by the referenced name, as defined by the agreement, then the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced defaulted security or similar security or pay the referenced amount less the auction recovery rate. See credit derivatives section for discussion of guarantees related to credit derivatives written. In addition to selling credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio.

Embedded Derivatives

The Company sells variable annuity products, which may include guaranteed benefit features that are accounted for as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these benefit features to affiliates, Pruco Reinsurance Ltd., or “Pruco Re” and Pruco Life Insurance Company of Arizona, or “PLAZ.” The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models, as described in Note 4.

The fair value of the living benefit feature embedded derivatives included in “Future policy benefits” was a liability of $246 million and an asset of $38 million as of September 30, 2014 and December 31, 2013, respectively. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re and PLAZ included in “Reinsurance recoverables” was an asset of $191 million and a liability of $43 million as of September 30, 2014 and December 31, 2013, respectively.

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

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying, excluding embedded derivatives which are recorded with the associated host. Many derivative instruments contain multiple underlyings.

	September 30, 2014			December 31, 2013
	Notional	Gross Fair Value		Notional	Gross Fair Value
Primary Underlying		Assets	Liabilities		Assets	Liabilities

	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Currency Swaps	$44,230	$115	$(1,733)	$41,256	$-	$(3,328)

Total Qualifying Hedges	$44,230	$115	$(1,733)	$41,256	$-	$(3,328)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$57,200	$4,614	$-	$57,200	$3,443	$-
Credit
Credit Default Swaps	8,275	25	(472)	9,275	15	(499)
Currency/Interest Rate
Currency Swaps	25,370	347	(301)	10,370	-	(556)
Equity
Equity Options	1,871,801	373	(87)	1,870,001	1,666	(742)

Total Non-Qualifying Hedges	1,962,646	5,359	(860)	1,946,846	5,124	(1,797)

Total Derivatives (1)	$2,006,876	$5,474	$(2,593)	$1,988,102	$5,124	$(5,125)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $246 million and an asset of $38 million as of September 30, 2014 and December 31, 2013, respectively, included in “Future policy benefits.” The fair value of the reinsurance embedded derivatives was an asset of $191 million and a liability of $43 million as of September 30, 2014 and December 31, 2013, respectively, included in “Reinsurance Recoverables” and “Other Liabilities.”

Offsetting Assets and Liabilities

The following table presents recognized derivative instruments (including bifurcated embedded derivatives), and repurchase and reverse repurchase agreements, that are offset in the balance sheet, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the balance sheet.

	September 30, 2014
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount

	(in thousands)
Offsetting of Financial Assets:
Derivatives	$5,474	$(2,593)	$2,881	$(2,883)	$(2)
Securities purchased under agreement to resell	12,084	-	12,084	(12,084)	-

Total Assets	$17,558	$(2,593)	$14,965	$(14,967)	$(2)

Offsetting of Financial Liabilities:
Derivatives	$2,593	$(2,593)	$-	$-	$-
Securities sold under agreement to repurchase	-	-	-	-	-

Total Liabilities	$2,593	$(2,593)	$-	$-	$-

	December 31, 2013
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount

	(in thousands)
Offsetting of Financial Assets:
Derivatives	$5,124	$(5,124)	$-	$-	$-
Securities purchased under agreement to resell	25,551	-	25,551	(25,551)	-

Total Assets	$30,675	$(5,124)	$25,551	$(25,551)	$-

Offsetting of Financial Liabilities:
Derivatives	$5,125	$(5,124)	$1	$-	$1
Securities sold under agreement to repurchase	-	-	-	-	-

Total Liabilities	$5,125	$(5,124)	$1	$-	$1

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

		Three Months Ended September 30, 2014
		Realized Investment Gains/(Losses)		Net Investment Income		Other Income		Accumulated Other Comprehensive Income (Loss) (1)
		(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$	-	$	(24)	$	244	$	2,272

Total cash flow hedges		-		(24)		244		2,272

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate		90		-		-		-
Currency		-		-		-		-
Currency/Interest Rate		609		-		9		-
Credit		12		-		-		-
Equity		(41)		-		-		-
Embedded Derivatives		(24,162)		-		-		-

Total non-qualifying hedges		(23,492)		-		9		-

Total	$	(23,492)	$	(24)	$	253	$	2,272

		Nine Months Ended September 30, 2014
		Realized Investment Gains/(Losses)		Net Investment Income		Other Income		Accumulated Other Comprehensive Income (Loss) (1)
		(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$	-	$	(52)	$	104	$	1,625

Total cash flow hedges		-		(52)		104		1,625

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate		2,900		-		-		-
Currency		-		-		-		-
Currency/Interest Rate		608		-		8		-
Credit		(139)		-		-		-
Equity		(677)		-		-		-
Embedded Derivatives		(51,070)		-		-		-

Total non-qualifying hedges		(48,378)		-		8		-

Total	$	(48,378)	$	(52)	$	112	$	1,625

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

		Three Months Ended September 30, 2013
		Realized Investment Gains/(Losses)		Net Investment Income		Other Income		Accumulated Other Comprehensive Income (Loss) (1)
		(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$	-	$	21	$	(209)	$	(1,470)

Total cash flow hedges		-		21		(209)		(1,470)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate		261		-		-		-
Currency		-		-		-		-
Currency/Interest Rate		(481)		-		(3)		-
Credit		(174)		-		-		-
Equity		(791)		-		-		-
Embedded Derivatives		(17,329)		-		-		-

Total non-qualifying hedges		(18,514)		-		(3)		-

Total	$	(18,514)	$	21	$	(212)	$	(1,470)

		Nine Months Ended September 30, 2013
		Realized Investment Gains/(Losses)		Net Investment Income		Other Income		Accumulated Other Comprehensive Income (Loss) (1)
		(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$	-	$	52	$	(205)	$	(1,159)

Total cash flow hedges		-		52		(205)		(1,159)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate		(3,190)		-		-		-
Currency		-		-		-		-
Currency/Interest Rate		(206)		-		8		-
Credit		(784)		-		-		-
Equity		(3,001)		-		-		-
Embedded Derivatives		13,900		-		-		-

Total non-qualifying hedges		6,719		-		8		-

Total	$	6,719	$	52	$	(197)	$	(1,159)

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

For the three and nine months ended September 30, 2014 and 2013, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2013	$(3,057)
Net deferred gains (losses) on cash flow hedges from January 1 to September 30, 2014	1,677
Amount reclassified into current period earnings	(52)

Balance, September 30, 2014	$(1,432)

As of September 30, 2014 and 2013, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

which these variable cash flows are hedged is 13 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Statements of Equity.

Credit Derivatives

The Company has no exposure from credit derivatives where it has written credit protection as of September 30, 2014 and December 31, 2013.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of September 30, 2014 and December 31, 2013, the Company had $8 million and $9 million of outstanding notional amounts, respectively, reported at fair value as a liability of less than $1 million for both periods.

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

6.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made no outstanding commitments to fund commercial loans as of September 30, 2014. The Company has made commitments to purchase or fund investments, mostly private fixed maturities, of $16 million as of September 30, 2014.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. As of September 30, 2014, the aggregate range of reasonably possible losses in excess of accruals established is not currently estimable. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

In January 2013, a qui tam action on behalf of the State of Florida, Total Asset Recovery Services v. Met Life Inc., et al., Manulife Financial Corporation, et. al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Insurance Agency, LLC., filed in the Circuit Court of Leon County, Florida, was served on Prudential Insurance. The complaint alleges that Prudential Insurance failed to escheat life insurance proceeds to the State of Florida in violation of the Florida False Claims Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs. In March 2013, the Company filed a motion to dismiss the complaint. In August 2013, the court dismissed the complaint with prejudice. In September 2013, plaintiff filed an appeal with Florida’s Circuit Court of the Second Judicial Circuit in Leon County. In September 2014, the Florida District Court of Appeal First District affirmed the trial court’s decision.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million for both the three months ended September 30, 2014 and 2013; and less than $1 million for both the nine months ended September 30, 2014 and 2013. The expense charged to the Company for the deferred compensation program was less than $1 million for both the three months ended September 30, 2014 and 2013; and $1 million and less than $1 million for the nine months ended September 30, 2014 and 2013, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $1 million for both the three months ended September 30, 2014 and 2013; and $2 million for both the nine months ended September 30, 2014 and 2013.

Prudential Insurance sponsors voluntary savings plans for its employee’s 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was less than $1 million for both the three months ended September 30, 2014 and 2013; and $1 million for both the nine months ended September 30, 2014 and 2013.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Incorporated (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $21 million and $17 million for the three months ended September 30, 2014 and 2013, respectively; and $62 million and $56 million for the nine months ended September 30, 2014 and 2013, respectively.

Corporate Owned Life Insurance

The Company has sold three Corporate Owned Life Insurance, or “COLI”, policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI contracts was $1,465 million at September 30, 2014 and $1,218 million at September 30, 2013. Fees related to these COLI policies were $5 million for both the three months ended September 30, 2014 and 2013; and $18 million and $13 million for the nine months ended September 30, 2014 and 2013, respectively.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

Reinsurance amounts included in the Company’s Unaudited Interim Statements of Financial Position at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Reinsurance recoverables	$1,255,240	$999,240
Policy loans	(11,045)	(12,340)
Deferred policy acquisition costs	(212,782)	(207,517)
Other liabilities (reinsurance payables) (1)	32,797	76,499

(1)	December 31, 2013 includes $43 million reclassed from reinsurance recoverables to other liabilities.

The reinsurance recoverables by counterparty is broken out below.

	Reinsurance Recoverables
	September 30, 2014	December 31, 2013
	(in thousands)
PARCC	$483,611	$482,633
PAR Term	105,951	82,322
Prudential Insurance	26,556	28,457
PAR U	430,185	397,776
Pruco Life	9,495	6,008
Pruco Re (1)	189,211	50
Term Re	7,456	-
Unaffiliated	2,775	1,994

Total reinsurance recoverables	$1,255,240	$999,240

(1)	December 31, 2013 excludes $43 million reclassed from reinsurance recoverable to other liabilities.

Reinsurance amounts, excluding investment gains (losses) on affiliated asset transfers, included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Premiums:
Direct	$47,976	$45,849	$144,009	$138,236
Assumed	-	-	-	-
Ceded	(44,671)	(42,639)	(134,730)	(128,532)

Net Premiums	3,305	3,210	9,279	9,704

Policy charges and fee income:
Direct	68,220	57,494	209,126	175,039
Assumed	-	-	-	-
Ceded	(32,535)	(25,713)	(77,968)	(62,997)

Net policy charges and fee income	35,685	31,781	131,158	112,042

Net investment income:
Direct	17,161	16,967	51,339	51,111
Assumed	-	-	-	-
Ceded	(207)	(269)	(385)	(415)

Net investment income	16,954	16,698	50,954	50,696

Net other income :
Direct	725	840	2,269	2,466
Assumed & Ceded	-	-	-	-

Net other income	725	840	2,269	2,466

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Interest credited to policyholders’ account balance:
Direct	$14,242	$2,620	$39,972	$17,709
Assumed	-	-	-	-
Ceded	(2,703)	(2,767)	(8,060)	(7,697)

Net interest credited to policyholders’ account balance	11,539	(147)	31,912	10,012

Policyholders’ benefits (including change in reserves):
Direct	61,678	45,377	167,790	148,706
Assumed	-	-	-	-
Ceded	(61,742)	(47,808)	(150,409)	(134,811)

Net policyholders’ benefits (including change in reserves)	(64)	(2,431)	17,381	13,895

Net reinsurance expense allowances, net of capitalization and amortization	(11,547)	(1,436)	(30,274)	(19,003)

Realized investment gains (losses) net:
Direct	(90,772)	(63,991)	(234,871)	108,709
Assumed	-	-	-	-
Ceded	69,786	46,943	191,435	(97,843)

Realized investment gains (losses) net	$(20,986)	$(17,048)	$(43,436)	10,866

Substantially all reinsurance contracts are with affiliates as of September 30, 2014 and 2013. The gross and net amounts of life insurance face amount in force as of September 30, were as follows:

	September 30, 2014	September 30, 2013
	(in thousands)

Gross life insurance face amount in force	$112,884,450	$105,932,127
Reinsurance ceded	(102,603,657)	(96,152,711)

Net life insurance face amount in force	$10,280,793	$9,779,416

Pruco Life

The Company reinsures certain COLI and Prudential Defined Income (PDI) policies with Pruco Life.

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

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. and Prudential Investments LLC whereby the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust. Income received from AST Investment Services, Inc. and Prudential Investments LLC related to this agreement was $8 million and $7 million for the three months ended September 30, 2014 and 2013, respectively, and $23 million and $19 million for the nine months ended September 30, 2014 and 2013, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

The Company has another revenue sharing agreement with Prudential Investments LLC, whereby the Company receives fee income based on policyholders’ separate account balances invested in The Prudential Series Fund (“PSF”). Income received from Prudential Investments LLC, related to this agreement was $2 million for both the three months ended September 30, 2014 and 2013, and $6 million and $5 million for the nine months ended September 30, 2014 and 2013, respectively. These revenues are recorded as “Asset administration fees” in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Affiliated Investment Management Expenses

In accordance with an agreement with Prudential Investment Management, Inc. (“PIMI”), the Company pays investment management expenses to PIMI who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PIMI related to this agreement was less than $1 million for both the three months ended September 30, 2014 and 2013, and $2 million for both the nine months ended September 30, 2014 and 2013. These expenses are recorded as “Net Investment Income” in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Affiliated Asset Transfers

From time to time, the Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within Additional paid-in-capital (“APIC”) and Realized investment gain (loss), respectively. The table below shows affiliated asset trades as of December 31. 2013 and September 30, 2014.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	Additional Paid-in Capital, Net of Tax Increase/ (Decrease)	Realized Investment Gain/(Loss)	Derivative Gain/(Loss)
				(in millions)
Prudential Insurance	Sep-13	Sale	Commercial Mortgages	$2	$2	$1	$-	$-

Debt Agreements

The Company is authorized to borrow funds up to $200 million from affiliates to meet its capital and other funding needs.

The following table provides the breakout of the Company’s short-term and long-term debt with affiliates:

Affiliate	Date Issued	Amount of Notes - September 30, 2014	Amount of Notes - December 31, 2013	Interest Rate	Date of Maturity
		(in thousands)
Prudential Financial	12/16/2011	33,000	33,000	2.99% - 3.61%	12/2014 - 12/2016
Washington Street Investment	12/17/2012	52,000	52,000	1.21% - 1.87%	12/2014 - 12/2017
Prudential Financial	11/15/2013	9,000	9,000	2.24%	12/15/2018
Prudential Financial	11/15/2013	23,000	23,000	3.19%	12/15/2020

Total Loans Payable to Affiliate		$117,000	$117,000

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Notes to Unaudited Interim Financial Statements—(Continued)

The total interest expense to the Company related to loans payable to affiliates was $0.7 million and $0.6 million for the three months ended September 30, 2014, and 2013, respectively, and $2.1 million and $1.7 million for the nine months ended September 30, 2014 and 2013, respectively.

Contributed Capital and Dividends

In June 2014, the Company paid a dividend in the amount of $80 million to Pruco Life. In June 2013, the Company paid a dividend in the amount of $155 million to Pruco Life.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A,”) addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of September 30, 2014, compared with December 31, 2013, and its results of operations for the three and nine months ended September 30, 2014 and 2013. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company is licensed to sell variable and fixed annuities, universal life insurance, variable life insurance and term life insurance in New Jersey and New York only and sells such products primarily through affiliated and unaffiliated distributors.

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

Pursuant to the Collins Amendment of the Dodd Frank Act requiring the establishment of capital requirements for Designated Financial Companies, the FRB announced in September 2014 that it would begin a quantitative impact study to evaluate the potential effect of a revised regulatory capital framework on insurance holding companies. Prudential Financial has elected to respond to FRB requests for information in connection with this study.

At the direction of the FSB, the International Association of Insurance Supervisors (the “IAIS”) is currently developing a model framework (“ComFrame”) for the supervision of internationally active insurance groups (“IAIGs”) that contemplates “group wide supervision” across national boundaries. Prudential Financial qualifies as an IAIG. Prudential Financial has participated in field testing to assist the IAIS in its development of ComFrame. On October 23, 2014, the IAIS released preliminary elements of its risk-based global insurance capital standards, known as the “Basic Capital Requirements” (“BCR”). The IAIS is scheduled to seek G20 endorsement of the proposed BCR framework in November 2014. Global systemically important insurers (“G-SII”), such as Prudential Financial, will be required to report their BCR results beginning in 2015 on a confidential basis, depending on the directions of domestic group wide supervisors. The BCR will continue to be revised and refined by the IAIS once the confidential reporting period begins, and a final capital framework is not anticipated until 2019.

We are a licensed insurance company in New York, but are not domiciled in New York. In February 2014, the New York State Department of Financial Services (“NY DFS”) notified us that it does not agree with our calculation of statutory reserves (including the applicable credit for reinsurance) for New York purposes in respect of certain variable annuity products. We are continuing discussions with the NY DFS regarding the proper level of statutory reserves (including the applicable credit for reinsurance) for these and other products. If we are ultimately required to establish material additional reserves on a New York statutory accounting basis or post material amounts of additional collateral with respect to such variable annuity or other products, our ability to deploy capital for other purposes could be affected and/or we could be required to obtain additional funding from Prudential Financial or its affiliates.

The National Association of Insurance Commissioners (“NAIC”), the NY DFS and other regulators continue to review life insurers’ use of captive reinsurance companies. On June 4, 2014, Rector & Associates, Inc., a consulting firm commissioned by the NAIC, presented a revised report to the NAIC’s Principle-Based Reserving Implementation Task Force that recommended, among other things, placing limitations on the types of assets that may be used to finance reserves associated with certain term and universal life insurance policies and making adoption of new regulations contemplated by the Rector Report by individual states an NAIC accreditation standard. On August 17, 2014, the NAIC Executive Committee adopted the regulatory framework proposed by Rector & Associates, including recommendations to have various technical working groups of the NAIC propose regulations and guidelines to implement the new framework. The technical working groups are in various stages of developing and proposing regulations and guidelines. The NAIC’s Principle-Based Reserving Implementation Task Force has voted to expose for comment a new Actuarial Guideline (AG48) designed to implement many of the recommendations in the Rector Report related to the determination of the portion of the reserves that may be supported by specified asset classes in connection with certain transactions involving captive reinsurance companies. In addition, another committee of the NAIC continues to consider changes to the NAIC accreditation standards that would regulate captive reinsurance companies that assume business directly written in more than one state as “multi-state reinsurers” and apply accreditation standards to those captives that historically were applicable only to traditional insurers. For information on our use of captive reinsurance companies and the potential effects of these proposals on us, see “—Liquidity and Capital Resources—Capital—Affiliated Captive Reinsurance Companies” below.

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

We offer certain variable annuities that provide our contractholders with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed living benefits (including versions with guaranteed death benefits), and annuitization options. The majority of our currently sold contracts include an optional living benefit guarantee which provides, among other features, the ability to make withdrawals based on the highest daily contract value plus a minimum return, credited for a period of time. This guaranteed contract value is a notional amount that forms the basis for determining periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value. Certain optional living benefits can also be purchased with a companion optional death benefit, also based on a highest daily contract value. We also offer Prudential Defined Income Variable Annuity (“PDI”) to complement the variable annuity products we offer with the highest daily benefit. PDI provides for guaranteed lifetime withdrawal payments but restricts contractholder asset allocation to a single bond sub-account within the separate account. In addition, certain inforce contracts include guaranteed benefits which are not currently offered, such as annuitization benefits based on a guaranteed notional amount and benefits payable at specified dates after the accumulation period. Most contracts also guarantee the contractholder a return of total deposits made to the contract, less any partial withdrawals, upon death.

We also offer annuities without guaranteed living benefits. In the second quarter of 2014, we launched the Prudential Premier Investment Variable Annuity (“IVA”), which offers tax-deferred asset accumulation with an optional death benefit that guarantees the contractholder a return of total deposits made to the contract, less any partial withdrawals, upon death.

Excluding our PDI product, the majority of our variable annuities generally provide our contractholders with the opportunity to allocate purchase payments to sub-accounts that invest in underlying proprietary and/or non-proprietary mutual funds, frequently under asset allocation programs, and fixed-rate accounts. The fixed-rate accounts, which are within the general account, are credited with interest at rates we determine, subject to certain minimums. We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain allocations made in the fixed-rate accounts of our variable annuities and certain fixed annuities impose a market value adjustment if the contract is not held to maturity.

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

Our risk management strategy helps to limit our exposure to certain of these risks primarily through a combination of product design elements, our living benefits hedging program and affiliated reinsurance arrangements. The product design elements we utilize for certain products include, among others, asset allocation restrictions, minimum issuance age requirements, monthly rate setting, certain limitations on the amount of premiums accepted and/or subsequent contractholder deposits, an asset transfer feature, as well as required allocation to our general account for certain of our products. The objective of the asset transfer feature, included in the majority of our variable annuity contracts with optional living benefits features and all new contracts sold with our highest daily living benefits feature, is to help mitigate our exposure to equity market risk and market volatility by transferring assets between certain variable investment sub-accounts selected by the annuity contractholder, and investments that are expected to be more stable (e.g., a bond fund sub-account within the separate account or a fixed-rate account within the general account). The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. This occurs at the contractholder level, rather than at the fund level, which we believe enhances our risk mitigation. As of September 30, 2014 approximately $7.6 billion or 91% of total variable annuity account values contain a living benefit feature, compared to approximately $7 billion or 91% as of December 31, 2013. As of September 30, 2014 approximately $7.6 billion or 96% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $6.6 billion or 95% as of December 31, 2013.

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

Term Life Insurance

The Company offers a variety of term life insurance products which represent 70% of our net individual life insurance in force at September 30, 2014, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

Variable Life Insurance

The Company offers a number of individual variable life insurance products which represent 22% of our net individual life insurance in force at September 30, 2014, that provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates that we determine, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. The Company also offers a variable product that allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. The Company also offers a policy rider which allows the policyholder to accelerate the death benefit if the insured is chronically or terminally ill and otherwise meets the contractual requirements. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance. A significant portion of the Company’s insurance profits, however, is associated with our large in force block of variable policies. Profit patterns on these policies are not level and insureds generally begin paying reduced policy charges as the policies age. This reduction in policy charges, coupled with net policy count and insurance in force runoff over time, reduces our expected future profits from this product line.

Universal Life Insurance

The Company offers universal life insurance products which represent 8% of our net individual life insurance in force at September 30, 2014, which feature flexible premiums, a choice of guarantees against lapse, and a crediting rate that we determine, subject to certain contractual minimums. In addition, we offer universal life insurance products that allow the policyholder to allocate a portion of their account balance into an index account that provides a return consistent with the S&P 500 index performance over the following year, subject to certain participation rates and contractual minimums and maximums. The Company also offers a policy rider which allows the policyholder to accelerate the death benefit if the insured is chronically or terminally ill and otherwise meets the contractual requirements. The Company’s profits from universal life insurance are impacted by mortality and expense margins and net interest spread.

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

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•	Deferred policy acquisition (“DAC”) and other costs; including deferred sales inducements (“DSI”);
•	Valuation of investments, including derivatives, and the recognition of other-than-temporary impairments;

•	Policyholder liabilities;
•	Reinsurance Recoverables;
•	Taxes on income; and
•	Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

DAC and Other Costs

We amortize DAC and other costs over the expected lives of the respective contracts, based on our estimates of the level and timing of gross margins, gross profits, or gross premiums, depending on the type of contract. Variability in the level of amortization expense has historically been driven by our variable annuities and variable life insurance contracts, for which costs are amortized in proportion to total gross profits. In calculating gross profits for these contracts, we consider mortality, persistency, and other elements as well as rates of return on investments and the costs related to our guaranteed minimum death and guaranteed minimum income benefits. We estimate the amounts of gross profits that will be included in our U.S. GAAP results and utilize these estimates to calculate amortization rates and expense amounts. For variable annuities, U.S. GAAP gross profits and amortization rates include the impacts of the embedded derivatives associated with certain of the optional living benefit features of our variable annuity contracts and related hedging activities, regardless of which affiliated legal entity this activity occurs.

The near-term future equity rate of return assumptions used in evaluating DAC and deferred sales inducements for our domestic variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return, we use our maximum future rate of return. Historically, we have utilized a four year near-term period and a 13% maximum future rate of return in applying this methodology. Beginning in the third quarter of 2014, we adjust future projected equity returns over a five year near-term period and utilize a 15% maximum. As of September 30, 2014, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 4.2% near-term mean reversion equity rate of return.

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

Changes in Financial Position

September 30, 2014 versus December 31, 2013

Total assets increased $1,139 million, from $13,300 million at December 31, 2013 to $14,439 million at September 30, 2014. Significant components were:

•

Separate account assets increased $793 million, from $10,235 million at December 31, 2013 to $11,028 million at September 30, 2014, primarily driven by market appreciation and positive net flows from variable annuity new business sales.

•

Reinsurance recoverables increased $256 million from $999 million at December 31, 2013 to $1,255 million at September 30, 2014. The increase was primarily driven by the mark-to-market of the reinsurance recoverables related to the reinsured liability for variable annuity living benefits, primarily driven by lower interest rates, the annual review and update of assumptions and the impact of term and universal life business growth which increased ceded reserves and ceded policyholders’ account balances. See Note 7 to the Unaudited Interim Financial Statements for additional information regarding affiliated reinsurance transactions.

•

Total investments increased $77 million from $1,440 million at December 31, 2013 to $1,517 million at September 30, 2014, primarily driven by growth in the assets supporting the Universal and Term Life business and increased general account investments from variable annuity sales.

Total liabilities increased $1,172 million, from $12,650 million at December 31, 2013 to $13,822 million at September 30, 2014. Significant components were:

•	Separate account liabilities increased $793 million, offsetting the increase in separate account assets described above.

•

Future policy benefits and other policyholder liabilities increased $351 million, from $773 million at December 31, 2013 to $1,124 million at September 30, 2014, primarily driven by the mark-to-market of the liability for living benefit embedded derivatives, as described above, in addition to an increase in reserves supporting term life business arising from business growth.

•

Policyholder account balances increased $86 million, from $1,361 million at December 31, 2013 to $1,447 million at September 30, 2014, primarily driven by continued variable and universal life and variable annuity business growth.

Income (Loss) from Operations before Income Taxes

2014 to 2013 Three months Comparison. Income from operations before income taxes decreased $59 million from income of $60 million in the third quarter of 2013 to $1 million in the third quarter of 2014. Excluding the impact on the amortization of DAC and DSI of the mark-to-market of the living benefit embedded derivative liability and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed below, income from operations before income taxes decreased $10 million. This decrease was primarily driven by an increase in general, administrative and other expenses, primarily reflecting higher distribution expenses in our annuity products due to higher separate account asset values.

The DAC and DSI impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions reflected an unfavorable variance of $37 million, with an amortization benefit of $2 million in the third quarter of 2014 compared to an amortization benefit of $39 million in the prior year quarter. The unfavorable variance was primarily driven by a larger benefit in the prior year quarter due to annual review and update of assumptions and NPR losses. Adjustments to the reserves for the guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) features of our products and to the amortization of DAC, DSI, and unearned revenue reserve (“URR”) included the impact from changes in the estimated profitability of the business. These adjustments resulted in a net charge of $3 million in the third quarter of 2014, compared to a net benefit of $9 million in the third quarter of 2013. The net charge in the third quarter of 2014 primarily reflected the impact of unfavorable fund performance and lower expected rates of return on fixed income investments within contractholder accounts and on future expected claims relative to our assumptions in our variable annuity products. The net charge also reflected impacts from an annual review and update of assumptions. The net benefit in the third quarter of 2013 primarily reflected the impact of the annual review and update of assumptions and other refinements performed in that period and the impact of favorable market performance on contractholder accounts relative to our assumptions.

2014 to 2013 Nine months Comparison. Income from operations before income taxes decreased $141 million from income of $179 million in the first nine months of 2013 to $38 million in the first nine months of 2014. Excluding the impact on the amortization of DAC and DSI of the mark-to-market of the living benefit embedded derivative liability and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed below, income from operations before income taxes decreased $53 million. This decrease was primarily driven by an unfavorable variance in the mark-to-market related to embedded derivatives associated with our non-reinsured living benefit features in our annuity products.

The DAC and DSI impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions reflected an unfavorable variance of $73 million, with an amortization benefit of $10 million in the first nine months of 2014 compared to an amortization benefit of $83 million in the first nine months of 2013. The unfavorable variance was primarily driven by a larger benefit in the prior year period due to annual review and update of assumptions and NPR losses. Adjustments to the reserves for the GMDB and GMIB features of our products and to the amortization of DAC, DSI, and URR included the impact from changes in the estimated profitability of the business. These adjustments resulted in a net charge of $6 million in the first nine months of 2014, compared to a net benefit of $11 million in the first nine months of 2013. The net charge in the first nine months of 2014 primarily reflected the impact of lower expected rates of return on fixed income investments within contractholder accounts and future expected claims relative to our assumptions, which more than offset the impact of favorable equity market performance. The net charge also reflected impacts from an annual review and update of assumptions, as discussed above. The net benefit in the first nine months of 2013 primarily reflected the impact of the annual review and update of assumptions and other refinements performed in that period, as discussed above. The remaining net benefit reflected the impact of positive market performance on contractholder accounts relative to our assumptions, as discussed above.

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

Revenues, Benefits and Expenses

2014 to 2013 Three months Comparison. Revenues increased $1 million primarily driven by a $4 million increase in policy charges and fee income, consisting primarily of mortality and expense and other insurance charges, assessed on policyholders’ fund balances primarily reflecting higher annuity average separate account asset balances driven by market appreciation and positive net flows from new business sales. The increase was partially offset by a $4 million decrease in realized investment, primarily driven by an unfavorable variance in the mark-to-market related to embedded derivatives associated with our non-reinsured living benefit features in our annuity products.

Benefits and expenses increased $60 million. This increase was primarily driven by an unfavorable variance of $36 million in DAC amortization and $12 million in interest credited to policyholders’ account balances which includes DSI amortization. Higher DAC and DSI amortization is mainly related to the impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above. Also contributing to the increase was an increase of $10 million in general, administrative and other expenses, primarily reflecting higher distribution expenses in our annuity products due to higher separate account asset values.

2014 to 2013 Nine months Comparison. Revenues decreased $32 million primarily driven by a decrease of $54 million in realized investment gains, primarily driven by an unfavorable variance in the mark-to-market related to embedded derivatives associated with our non-reinsured living benefit features in our annuity products. The decrease was partially offset by $19 million increase in policy charges and fee income, consisting primarily of mortality and expense and other insurance charges, assessed on policyholders’ fund balances primarily reflecting higher annuity average separate account asset balances driven by market appreciation and positive net flows from new business sales.

Benefits and expenses increased $110 million. This increase was primarily driven by an unfavorable variance of $64 million in DAC amortization and $22 million in interest credited to policyholders’ account balances which includes DSI amortization. Higher DAC and DSI amortization is mainly related to the impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above. Also contributing to the increase was an increase of $20 million in general, administrative and other expenses, primarily reflecting higher distribution expenses in our annuity products due to higher separate account asset values.

Income Taxes

Income tax expense decreased $52 million from $55 million for the nine months ended September 30, 2013 to $3 million for the nine months ended September 30, 2014. The decrease in income tax expense was primarily driven by the decrease in pre-tax income.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Company does not anticipate any significant changes within the next 12 months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired. The Company is a member of the federal income tax return of Prudential Financial. As of September 30, 2014, the Company remains subject to examination in the U.S. for tax years 2007 through 2013.

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. In May 2010, the IRS issued an Industry Director Directive (“IDD”) confirming that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. In February 2014, the IRS released Revenue Ruling 2014-7, which modified and superseded Revenue Ruling 2007-54, by removing the provisions of Revenue Ruling 2007-54 related to the methodology to be followed in calculating the DRD and obsoleting Revenue Ruling 2007-61. These activities had no impact on the Company’s results in 2013 or in the first nine months of 2014. However, there remains the possibility that the IRS and the U.S. Treasury will address, through subsequent guidance, the issues related to the calculation of the DRD. For the last several years, the revenue proposals included in the Obama Administration’s budgets included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s net income.

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

Overview

Liquidity refers to the ability to generate sufficient cash resources to meet the payment obligations of the Company. Capital refers to the long term financial resources available to support the operations of our businesses, fund business growth, and provide a cushion to withstand adverse circumstances. Our ability to generate and maintain sufficient liquidity and capital depends on the profitability of our businesses, general economic conditions, our ability to borrow from affiliates and our access to the capital markets through affiliates as described herein.

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

Capital

Our capital management framework is primarily based on statutory risk based capital measures. The Risk Based Capital, or RBC, ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the NAIC. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation, however as of September 30, 2014 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

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

In addition the NAIC recently issued new guidance regarding the calculation of Total Adjusted Capital (“TAC”) that will directly affect the calculation of the RBC ratio. The new guidance, which is effective for December 31, 2014, will limit the portion of an insurer’s asset valuation reserve that can be counted as TAC to the amount not utilized in asset adequacy testing. We are currently assessing the impact of this guidance on the Company’s RBC ratio.

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

The NAIC, the NY DFS and other regulators continue to review life insurers’ use of captive reinsurance companies. On June 4, 2014, Rector & Associates, Inc. a consulting firm commissioned by the NAIC, presented a revised report to the NAIC’s Principle-Based Reserving Implementation Task Force that recommended, among other things, placing limitations on the types of assets that may be used to finance reserves associated with certain term and universal life insurance policies and making adoption of new regulations contemplated by the Rector Report by individual states an NAIC accreditation standard. On August 17, 2014, the NAIC’s Executive Committee adopted the regulatory framework proposed by Rector & Associates, including recommendations to have various technical working groups of the NAIC propose regulations and guidelines to implement the new framework. These technical working groups are in various stages of developing and proposing regulations and guidelines. The NAIC’s Principle-Based Reserving Implementation Task Force has voted to expose for comment a new Actuarial Guideline (AG48) designed to implement many of the recommendations in the Rector Report related to the determination of the portion of the reserves that may be supported by specified asset classes in connection with certain transactions involving captive reinsurance companies. In addition, another committee of the NAIC continues to consider changes to the NAIC accreditation standards that would regulate captive reinsurance companies that assume business directly written in more than one state as “multi-state reinsurers” and apply accreditation standards to those captives that historically were applicable only to traditional insurers. We cannot predict what changes may result from these initiatives and what the ultimate impact may be to our business. We are evaluating, and will continue to monitor, the development of rules and regulations regarding captive reinsurance companies. If insurance laws are changed in a way that restricts our use of captive reinsurance companies in the future, our ability to write certain products and efficiently manage their associated risks could be adversely affected and we may need to increase prices on certain products, modify certain products or find alternate financing sources, any of which could adversely affect our competitiveness, capital and financial position and results of operations. Given the uncertainty of the ultimate outcome of these initiatives, at this time we are unable to estimate their expected effects on our future capital and financial position and results of operations.

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

We reinsure variable annuity living benefit guarantees to an affiliated captive reinsurance company, Pruco Reinsurance, Ltd., or Pruco Re. This enables Prudential Financial to aggregate these risks within Pruco Re and manage them more efficiently through a hedging program. For business ceded to Pruco Re, Pruco Re must collateralize its obligations under the reinsurance arrangement in order for the Company to claim a reinsurance reserve credit for our business ceded. This requirement is satisfied by Pruco Re depositing assets into statutory reserve credit trusts.

We believe Pruco Re currently maintains an adequate level of capital and has access to liquidity to support this hedging program. However, Pruco Re’s capital and liquidity needs can vary significantly due to, among other things, changes in equity markets, interest rates, mortality and policyholder behavior. Through its Capital Protection Framework, Prudential Financial maintains access to on-balance sheet and contingent sources of capital and liquidity that are available to meet these needs as they arise. As of September 30, 2014 and December 31, 2013, the statutory reserve credit trusts required collateral of $XX million and $7 million, respectively. Pruco Re has deposited assets into statutory reserve credit trusts to satisfy this requirement.

Liquidity

The Company’s liquidity position has increased since December 31, 2013. We continue to believe that cash generated by ongoing operations and the liquidity profile of our assets provide sufficient liquidity under reasonably foreseeable stress scenarios for the Company.

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

Our liquidity is managed to ensure stable, reliable and cost-effective sources of cash flows to meet all of our obligations. Liquidity is provided by a variety of sources, as described more fully below, including portfolios of liquid assets. Our investment portfolios are integral to the overall liquidity of the Company. We employ an asset/liability management approach specific to the requirements of each of our product lines. This enhances the discipline applied in managing the liquidity, as well as the interest rate and credit risk profiles, of each portfolio in a manner consistent with the unique characteristics of the product liabilities. The impact of Prudential Funding, LLC’s financing capacity on liquidity (as described below) is considered in the internal liquidity measures of the Company.

Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity and public equity securities. As of September 30, 2014 and December 31, 2013 the Company had liquid assets of $1,039 million and $973 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $63.9 million and $45.8 million as of September 30, 2014 and December 31 2013, respectively. As of September 30, 2014, $909 million, or 94%, of the fixed maturity investments in company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $54 million, or 6%, of these fixed maturity investments were rated other than high or highest quality.

Prudential Financial and Prudential Funding, LLC, or Prudential Funding, a wholly-owned subsidiary of Prudential Insurance, borrow funds in the capital markets through the direct issuance of commercial paper. The borrowings serve as an additional source of financing to meet our working capital needs. Prudential Funding operates under a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding’s positive tangible net worth at all times.

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

In April 2014, one of our affiliated captives issued an additional $250 million of surplus notes in return for an equal amount of credit-linked notes under a $2.0 billion facility for the third-party financing of Regulation XXX reserves associated with term life business written from 2010 to 2013. Following that issuance, an aggregate of $1.75 billion of surplus notes were outstanding under that facility. Because valid rights of set-off exist for this facility, interest and principal payments on the surplus notes and credit-linked notes issued through the facility are settled on a net basis, and the surplus notes are reflected in Prudential Financial’s total consolidated borrowings on a net basis. In March 2014, a newly-formed affiliated captive reinsurance company issued a $250 million surplus note to an affiliate to finance Regulation XXX reserves associated with term life sales in 2014. In September 2014, one of our affiliated captives reduced the amount of its outstanding surplus notes borrowing from Prudential Financial by $700 million, as a result of $900 million of maturities and $200 million in additional issuances, relating to the financing of Regulation XXX reserves associated with term life business issued prior to 2010. We are continuing to pursue solutions to address Regulation XXX financing needs generated by our expected sale of term life business during the remainder of 2014 and in subsequent years. If we are unsuccessful in executing these solutions, we may need to obtain financing from other sources, including through additional borrowings.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, as of September 30, 2014. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 13, 2014