Form 10-Q
period 2015-06-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2015-08-13
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________________
FORM 10-Q
 ______________________________________
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR

–	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from              to
Commission file number 333-18053
  ______________________________________
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of August 13, 2015, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding. As of such date, Pruco Life Insurance Company, an Arizona corporation, owned all of the Registrant’s Common Stock.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Pruco Life Insurance Company of New Jersey
Unaudited Interim Consolidated Statements of Financial Position
as of June 30, 2015 and December 31, 2014 (in thousands, except share amounts)

	June 30,	December 31,
	2015	2014
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2015–$1,014,961; 2014–$911,279)	$1,044,810	$973,483
Equity securities, available-for-sale, at fair value (cost: 2015–$10,295; 2014–$8,291)	10,167	8,295
Trading account assets, at fair value	16,612	9,679
Policy loans	184,566	182,560
Short-term investments	49,592	15,469
Commercial mortgage and other loans	279,050	283,057
Other long-term investments	50,092	47,855
Total investments	1,634,889	1,520,398
Cash and cash equivalents	59,203	100,919
Deferred policy acquisition costs	467,254	457,420
Accrued investment income	15,369	14,768
Reinsurance recoverables	1,378,446	1,436,470
Receivables from parent and affiliates	38,571	42,825
Deferred sales inducements	71,314	76,534
Other assets	7,889	8,161
Separate account assets	11,738,233	11,376,940
TOTAL ASSETS	$15,411,168	$15,034,435
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$1,578,032	$1,475,803
Future policy benefits and other policyholder liabilities	1,214,572	1,342,111
Cash collateral for loaned securities	6,613	4,455
Income taxes	9,621	11,672
Short-term debt to affiliates	24,000	24,000
Long-term debt to affiliates	97,000	97,000
Payables to parent and affiliates	6,776	7,309
Other liabilities	77,282	80,138
Separate account liabilities	11,738,233	11,376,940
TOTAL LIABILITIES	14,752,129	14,419,428
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)
EQUITY
Common stock ($5 par value; 400,000 shares authorized; issued and outstanding)	2,000	2,000
Additional paid-in capital	208,314	210,818
Retained earnings	430,825	368,450
Accumulated other comprehensive income	17,900	33,739
TOTAL EQUITY	659,039	615,007
TOTAL LIABILITIES AND EQUITY	$15,411,168	$15,034,435
See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2015 and 2014 (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
REVENUES
Premiums	$4,263	$3,272	$7,283	$5,974
Policy charges and fee income	51,195	48,783	103,872	95,473
Net investment income	17,349	17,244	33,855	34,000
Asset administration fees	10,630	9,609	20,867	18,803
Other income	923	786	2,348	1,544
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(25)	—	(58)	—
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	(10)	—	12	—
Other realized investment gains (losses), net	48,120	(5,887)	35,911	(22,450)
Total realized investment gains (losses), net	48,085	(5,887)	35,865	(22,450)
TOTAL REVENUES	132,445	73,807	204,090	133,344
BENEFITS AND EXPENSES
Policyholders’ benefits	12,327	8,617	21,616	17,445
Interest credited to policyholders’ account balances	8,991	10,339	23,296	20,373
Amortization of deferred policy acquisition costs	2,844	6,760	28,080	12,458
General, administrative and other expenses	26,922	21,935	52,140	46,163
TOTAL BENEFITS AND EXPENSES	51,084	47,651	125,132	96,439
INCOME FROM OPERATIONS BEFORE INCOME TAXES	81,361	26,156	78,958	36,905
Income tax expense	17,053	4,773	16,583	7,094
NET INCOME	$64,308	$21,383	$62,375	$29,811
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	30	(7)	(58)	(7)
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	(32,171)	13,687	(22,631)	25,431
Reclassification adjustment for (gains) losses included in net income	(1,223)	(2,162)	(1,679)	(2,434)
Net unrealized investment gains (losses)	(33,394)	11,525	(24,310)	22,997
Other comprehensive income (loss), before tax	(33,364)	11,518	(24,368)	22,990
Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	11	(2)	(20)	(2)
Net unrealized investment gains (losses)	(11,689)	4,034	(8,509)	8,049
Total	(11,678)	4,032	(8,529)	8,047
Other comprehensive income (loss), net of tax:	(21,686)	7,486	(15,839)	14,943
COMPREHENSIVE INCOME	$42,622	$28,869	$46,536	$44,754
See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Equity
Six Months Ended June 30, 2015 and 2014 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2014	$2,000	$210,818	$368,450	$33,739	$615,007
Contributed (distributed) capital - parent/child asset transfers		(2,504)			(2,504)
Comprehensive income (loss):
Net income (loss)			62,375		62,375
Other comprehensive income (loss), net of tax				(15,839)	(15,839)
Total comprehensive income (loss)					46,536
Balance, June 30, 2015	$2,000	$208,314	$430,825	$17,900	$659,039

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2013	$2,000	$211,147	$420,185	$17,101	$650,433
Dividend to parent			(80,000)		(80,000)
Contributed (distributed) capital - parent/child asset transfers		—			—
Comprehensive income (loss):
Net income (loss)			29,811		29,811
Other comprehensive income (loss), net of tax				14,943	14,943
Total comprehensive income (loss)					44,754
Balance, June 30, 2014	$2,000	$211,147	$369,996	$32,044	$615,187

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Cash Flows
Six Months Ended June 30, 2015 and 2014 (in thousands)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,375	$29,811
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	6,432	3,507
Interest credited to policyholders’ account balances	23,296	20,373
Realized investment (gains) losses, net	(35,865)	22,450
Amortization and other non-cash items	(4,976)	(4,413)
Change in:
Future policy benefits and other insurance liabilities	76,535	64,835
Reinsurance recoverables	(67,790)	(36,064)
Accrued investment income	(601)	195
Net payable to/receivable from parent and affiliates	1,794	(1,724)
Deferred policy acquisition costs	(1,145)	(16,048)
Income taxes	7,826	1,464
Deferred sales inducements	(435)	(471)
Derivatives, net	654	819
Other, net	(6,042)	(10,430)
Cash flows from operating activities	$62,058	$74,304
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$58,181	$99,304
Short-term investments	25,499	26,614
Policy loans	9,926	11,167
Ceded policy loans	(409)	(525)
Commercial mortgage and other loans	4,483	9,653
Other long-term investments	1,741	744
Equity securities, available-for-sale	—	2,058
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(155,428)	(89,666)
Short-term investments	(58,098)	(47,930)
Policy loans	(9,733)	(11,831)
Ceded policy loans	1,318	1,215
Commercial mortgage and other loans	(178)	(5,468)
Other long-term investments	(752)	(1,583)
Equity securities, available-for-sale	(2,005)	(13,551)
Trading account assets	(6,371)	—
Notes receivable from parent and affiliates, net	1,990	(3,275)
Derivatives, net	297	98
Other, net	(18)	(127)
Cash flows used in investing activities	$(129,557)	$(23,103)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	$174,514	$126,660
Ceded policyholders’ account deposits	(63,337)	(41,836)
Policyholders’ account withdrawals	(83,246)	(65,173)
Ceded policyholders’ account withdrawals	2,324	1,992
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	2,158	(900)
Dividend to parent	—	(80,000)
Contributed (distributed) capital - parent/child asset transfers	(3,852)	—
Drafts outstanding	(2,778)	(2,688)
Cash flows from (used in) financing activities	$25,783	$(61,945)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(41,716)	(10,744)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	100,919	40,641
CASH AND CASH EQUIVALENTS, END OF PERIOD	$59,203	$29,897
See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements
1.    BUSINESS AND BASIS OF PRESENTATION
Pruco Life Insurance Company of New Jersey is a wholly-owned subsidiary of Pruco Life Insurance Company (“Pruco Life”), which in turn is a wholly-owned subsidiary of The Prudential Insurance Company of America (“Prudential Insurance”). Prudential Insurance is a direct wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”). Pruco Life Insurance Company of New Jersey is a stock life insurance company organized in 1982 under the laws of the State of New Jersey. It is licensed to sell life insurance and annuities in New Jersey and New York only, and sells such products primarily through affiliated and unaffiliated distributors.
Pruco Life Insurance Company of New Jersey has one subsidiary, formed in 2009 for the purpose of holding certain commercial loans and other investments. Pruco Life Insurance Company of New Jersey and its subsidiary are together referred to as the “Company” and all financial information is presented on a consolidated basis.
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
Adoption of New Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board ("FASB") issued updated guidance for troubled debt restructurings clarifying when an in-substance repossession or foreclosure occurs, and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The new guidance became effective for annual periods and interim periods within those annual periods that began after December 15, 2014 and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.
In June 2014, the FASB issued updated guidance that requires repurchase-to-maturity transactions to be accounted for as secured borrowings and eliminates existing guidance for repurchase financings. The guidance also requires new disclosures for certain transactions accounted for as secured borrowings and for transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets. Accounting changes and new disclosures for transfers accounted for as sales under the new guidance were effective for the first interim or annual period beginning after December 15, 2014 and did not have a significant effect on the Company's consolidated financial position, results of operations

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

or financial statement disclosures. Disclosures for certain transactions accounted for as secured borrowings were effective for interim periods beginning after March 15, 2015 and are included in Note 3.
In August 2014, the FASB issued guidance requiring that mortgage loans be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The new guidance became effective for annual periods and interim periods within those annual periods that began after December 15, 2014 and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.
Future Adoption of New Accounting Pronouncements
In May 2014, the FASB issued updated guidance on accounting for revenue recognition. The guidance is based on the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from cost incurred to obtain or fulfill a contract. Revenue recognition for insurance contracts is explicitly scoped out of the guidance. The new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017 and must be applied using one of two retrospective application methods. Early adoption is not permitted. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities, and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.
3.    INVESTMENTS
Fixed Maturities and Equity Securities
The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$23,790	$3,315	$—	$27,105	$—
Obligations of U.S. states and their political subdivisions	111,027	796	2,301	109,522	—
Foreign government bonds	7,589	57	417	7,229	—
Public utilities	128,416	6,497	2,008	132,905	—
All other corporate securities	612,263	25,533	8,087	629,709	(45)
Asset-backed securities (1)	52,587	1,432	98	53,921	(79)
Commercial mortgage-backed securities	59,732	2,714	3	62,443	—
Residential mortgage-backed securities (2)	19,557	2,419	—	21,976	(195)
Total fixed maturities, available-for-sale	$1,014,961	$42,763	$12,914	$1,044,810	$(319)
Equity securities, available-for-sale
Common Stocks:
Mutual funds	$10,243	$160	$334	$10,069
Non-redeemable preferred stocks	52	46	—	98
Total equity securities, available-for-sale	$10,295	$206	$334	$10,167

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of other-than-temporary impairment losses in Accumulated Other Comprehensive Income ("AOCI"), which were not included in earnings. Amount excludes $0.5 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$23,991	$3,590	$—	$27,581	$—
Obligations of U.S. states and their political subdivisions	39,343	1,846	—	41,189	—
Foreign government bonds	6,344	149	—	6,493	—
Public utilities	109,686	10,305	21	119,970	—
All other corporate securities	597,460	40,994	1,911	636,543	(45)
Asset-backed securities (1)	38,069	1,295	152	39,212	(79)
Commercial mortgage-backed securities	74,610	3,487	13	78,084	—
Residential mortgage-backed securities (2)	21,776	2,643	8	24,411	(242)
Total fixed maturities, available-for-sale	$911,279	$64,309	$2,105	$973,483	$(366)
Equity securities, available-for-sale
Common Stocks:
Mutual funds	$8,238	$83	$118	$8,203
Non-redeemable preferred stocks	53	39	—	92
Total equity securities, available-for-sale	$8,291	$122	$118	$8,295

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $0.6 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturities by contractual maturities at June 30, 2015, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$65,054	$65,106
Due after one year through five years	221,183	234,165
Due after five years through ten years	150,044	154,521
Due after ten years	446,804	452,678
Asset-backed securities	52,587	53,921
Commercial mortgage-backed securities	59,732	62,443
Residential mortgage-backed securities	19,557	21,976
Total	$1,014,961	$1,044,810
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed and residential mortgage-backed securities are shown separately in the table above, as they are not due at a single maturity date.
The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$828	$35,560	$1,266	$41,432
Proceeds from maturities/repayments	24,145	29,615	56,856	57,704
Gross investment gains from sales, prepayments, and maturities	1,238	2,327	1,706	2,650
Gross investment losses from sales and maturities	—	(198)	—	(249)
Equity securities, available-for-sale
Proceeds from sales	$—	$2,058	$—	$2,058
Proceeds from maturities/ repayments	—	—	—	—
Gross investment gains from sales	—	58	—	58
Gross investment losses from sales	—	—	—	—
Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(14)	$(25)	$(27)	$(25)
Writedowns for impairments on equity securities	—	—	—	—

(1)
Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of the impairment.

As discussed in Note 2 to the Company's Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, a portion of certain OTTI losses on fixed maturity securities is recognized in “Other comprehensive income (loss)” (“OCI”). For these securities, the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following tables set forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
	(in thousands)
Balance, beginning of period	$664	$663
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(10)	(19)
Additional credit loss impairments recognized in the current period on securities previously impaired	15	27
Increases due to the passage of time on previously recorded credit losses	5	7
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(5)	(9)
Balance, end of period	$669	$669

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
	(in thousands)
Balance, beginning of period	$702	$716
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(10)	(17)
Increases due to the passage of time on previously recorded credit losses	3	7
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(15)	(26)
Balance, end of period	$680	$680

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Trading Account Assets
The following table sets forth the composition of “Trading account assets” as of the dates indicated:

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities	$10,000	$9,515	$10,000	$9,679
Equity securities	5,999	7,097	—	—
Total trading account assets	$15,999	$16,612	$10,000	$9,679
The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income” was $0.2 million and $0.0 million for the three months ended June 30, 2015 and 2014, respectively, and $0.9 million and $0.0 million during the six months ended June 30, 2015 and 2014, respectively.
Commercial Mortgage and Other Loans
The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	June 30, 2015		December 31, 2014
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$87,695	32.4%	$89,817	32.6%
Retail	63,523	23.4	64,149	23.3
Industrial	34,827	12.8	35,190	12.8
Office	29,768	11.0	29,997	10.9
Other	17,934	6.6	18,061	6.6
Hospitality	23,454	8.7	23,725	8.6
Total commercial mortgage loans	257,201	94.9	260,939	94.8
Agricultural property loans	13,942	5.1	14,479	5.2
Total commercial mortgage and agricultural property loans by property type	271,143	100.0%	275,418	100.0%
Valuation allowance	(503)		(771)
Total net commercial mortgage and agricultural property loans by property type	270,640		274,647
Other Loans
Uncollateralized loans	8,410		8,410
Valuation allowance	—		—
Total other loans	8,410		8,410
Total commercial mortgage and other loans	$279,050		$283,057
The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States with the largest concentrations in Illinois (15%), Texas (14%), and New York (11%) at June 30, 2015.
Activity in the allowance for credit losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Allowance for credit losses, beginning of year	$771	$1,785
Addition to (release of) allowance for losses	(268)	(1,014)
Total ending balance (1)	$503	$771

(1)	Agricultural loans represent less than $0.1 million of the ending allowance at both June 30, 2015 and December 31, 2014.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	June 30, 2015	December 31, 2014
	(in thousands)
Allowance for Credit Losses:
Individually evaluated for impairment (1)	$—	$—
Collectively evaluated for impairment (2)	503	771
Total ending balance	$503	$771
Recorded Investment: (3)
Gross of reserves: individually evaluated for impairment (1)	$—	$—
Gross of reserves: collectively evaluated for impairment (2)	279,553	283,828
Total ending balance, gross of reserves	$279,553	$283,828

(1)	There were no loans individually evaluated for impairments as of both June 30, 2015 and December 31, 2014.

(2)
Agricultural loans collectively evaluated for impairment had a recorded investment of $13.9 million and $14.5 million as of June 30, 2015 and December 31, 2014, respectively, and an allowance of less than $0.1 million for both periods. Uncollateralized loans collectively evaluated for impairment had a recorded investment of $8.4 million as of both June 30, 2015 and December 31, 2014, and no related allowance for both periods.

(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. There were no impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and no related allowance for losses, as of both June 30, 2015 and December 31, 2014. Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. See Note 2 to the Company's Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014 for information regarding the Company’s accounting policies for non-performing loans.
The following tables set forth certain key credit quality indicators based upon the recorded investment gross of allowance for credit losses as of the dates indicated:
Total commercial mortgage and agricultural property loans

	Debt Service Coverage Ratio - June 30, 2015
	Greater than 1.2X	1.0X to < 1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$175,444	$—	$—	$175,444
60%-69.99%	75,091	—	—	75,091
70%-79.99%	13,412	2,742	—	16,154
Greater than 80%	2,964	—	1,490	4,454
Total commercial mortgage and agricultural property loans	$266,911	$2,742	$1,490	$271,143

	Debt Service Coverage Ratio - December 31, 2014
	Greater than 1.2X	1.0X to < 1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$162,454	$—	$1,634	$164,088
60%-69.99%	84,761	—	4,878	89,639
70%-79.99%	14,389	2,796	—	17,185
Greater than 80%	2,991	—	1,515	4,506
Total commercial mortgage and agricultural property loans	$264,595	$2,796	$8,027	$275,418

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of both June 30, 2015 and December 31, 2014, all commercial mortgage and other loans were in current status. The Company defines current in its aging of past due commercial mortgage and other loans as less than 30 days past due.
There were no commercial mortgage and other loans in nonaccrual status as of both June 30, 2015 and December 31, 2014. Nonaccrual loans are those on which the accrual of interest has been suspended after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability and loans for which a loan specific reserve has been established. See Note 2 to the Company's Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, for further discussion regarding nonaccrual status loans.
For the three and six months ended June 30, 2015 and 2014, there were no commercial mortgage and other loans acquired, other than those through direct origination, nor were there any commercial mortgage and other loans sold.
The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both June 30, 2015 and December 31, 2014, the Company had no significant commitments to fund to borrowers that have been involved in a troubled debt restructuring. During the three and six months ended June 30, 2015 and 2014, there were no new troubled debt restructurings related to commercial mortgage and other loans, and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the 12 months preceding each respective period. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Company's Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.
Net Investment Income
Net investment income for the three and six months ended June 30, 2015 and 2014, was from the following sources:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Fixed maturities, available-for-sale	$11,491	$11,154	$21,749	$22,391
Trading account assets	244	—	372	—
Commercial mortgage and other loans	3,259	3,354	6,468	6,759
Policy loans	2,575	2,497	5,105	4,969
Short-term investments and cash equivalents	9	23	70	30
Other long-term investments	677	1,045	1,882	1,478
Gross investment income	18,255	18,073	35,646	35,627
Less: investment expenses	(906)	(829)	(1,791)	(1,627)
Net investment income	$17,349	$17,244	$33,855	$34,000
Realized Investment Gains (Losses), Net
Realized investment gains (losses), net, for the three and six months ended June 30, 2015 and 2014, were from the following sources:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Fixed maturities	$1,224	$2,104	$1,679	$2,376
Equity securities	—	58	—	58
Commercial mortgage and other loans	35	—	268	—
Short-term investments and cash equivalents	—	2	—	2
Joint ventures and limited partnerships	126	1	165	—
Derivatives	46,700	(8,052)	33,753	(24,886)
Realized investment gains (losses), net	$48,085	$(5,887)	$35,865	$(22,450)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Accumulated Other Comprehensive Income (Loss)
The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the six months ended June 30, 2015 and 2014, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2014	$(13)	$33,752	$33,739
Change in other comprehensive income (loss) before reclassifications	(58)	(22,631)	(22,689)
Amounts reclassified from AOCI	—	(1,679)	(1,679)
Income tax benefit (expense)	20	8,509	8,529
Balance, June 30, 2015	$(51)	$17,951	$17,900

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2013	$68	$17,033	$17,101
Change in other comprehensive income (loss) before reclassifications	(7)	25,431	25,424
Amounts reclassified from AOCI	—	(2,434)	(2,434)
Income tax benefit (expense)	2	(8,049)	(8,047)
Balance, June 30, 2014	$63	$31,981	$32,044

(1)
Includes cash flow hedges of $2.6 million and $0.2 million as of June 30, 2015 and December 31, 2014, respectively and $(3.7) million and $(3.1) million as of June 30, 2014 and December 31, 2013, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate (3)	$(133)	$141
Net unrealized investment gains (losses) on available-for-sale securities (4)	1,356	1,538
Total net unrealized investment gains (losses)	1,223	1,679
Total reclassifications for the period	$1,223	$1,679

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 5 for additional information on cash flow hedges.

(4)
See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, future policy benefits and policyholders’ account balances.

Net Unrealized Investment Gains (Losses)
Net unrealized investment gains and losses on securities classified as “available-for-sale” and certain other long-term investments and other assets are included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from “Other comprehensive income (loss)” those items that are included as part of “Net income” for a period that had been part of “Other comprehensive income (loss)” in

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains and losses, are as follows:
Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policy Holder Account Balances (1)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2014	$225	$(551)	$122	$70	$(134)
Net investment gains (losses) on investments arising during the period	(13)	—	—	4	(9)
Reclassification adjustment for (gains) losses included in net income	17	—	—	(6)	11
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	—	114	—	(40)	74
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	—	—	(20)	7	(13)
Balance, June 30, 2015	$229	$(437)	$102	$35	$(71)

(1)	Balances are net of reinsurance.
All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments (1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policy Holder Account Balances (2)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2014	$63,363	$(16,175)	$4,942	$(18,244)	$33,886
Net investment gains (losses) on investments arising during the period	(28,428)	—	—	9,951	(18,477)
Reclassification adjustment for (gains) losses included in net income	(1,696)	—	—	594	(1,102)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	—	8,957	—	(3,135)	5,822
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	—	—	(3,242)	1,135	(2,107)
Balance, June 30, 2015	$33,239	$(7,218)	$1,700	$(9,699)	$18,022

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.

(2)	Balances are net of reinsurance.
Net Unrealized Gains (Losses) on Investments by Asset Class
The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30,	December 31,
	2015	2014
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$229	$225
Fixed maturity securities, available-for-sale - all other	29,620	61,979
Equity securities, available-for-sale	(128)	4
Derivatives designated as cash flow hedges (1)	2,615	159
Other investments	1,132	1,221
Net unrealized gains (losses) on investments	$33,468	$63,588

(1)	See Note 5 for more information on cash flow hedges.
Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities
The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2015
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$—	$—	$—	$—	$—
Obligations of U.S. states and their political subdivisions	79,938	2,301	—	—	79,938	2,301
Foreign government bonds	5,000	417	—	—	5,000	417
Public utilities	41,808	2,008	—	—	41,808	2,008
All other corporate securities	177,555	7,674	6,580	413	184,135	8,087
Asset-backed securities	2,529	13	10,702	85	13,231	98
Commercial mortgage-backed securities	—	—	402	3	402	3
Residential mortgage-backed securities	—	—	—	—	—	—
Total	$306,830	$12,413	$17,684	$501	$324,514	$12,914
Equity securities, available-for-sale	$5,688	$334	$—	$—	$5,688	$334

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2014
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$—	$—	$—	$—	$—
Obligations of U.S. states and their political subdivisions	—	—	—	—	—	—
Foreign government bonds	—	—	—	—	—	—
Public utilities	4,733	21	—	—	4,733	21
All other corporate securities	28,586	1,556	21,517	355	50,103	1,911
Asset-backed securities	1,988	5	11,387	147	13,375	152
Commercial mortgage-backed securities	9,016	9	402	4	9,418	13
Residential mortgage-backed securities	456	8	—	—	456	8
Total	$44,779	$1,599	$33,306	$506	$78,085	$2,105
Equity securities, available-for-sale	$5,882	$118	$—	$—	$5,882	$118
The gross unrealized losses on fixed maturity securities as of June 30, 2015 and December 31, 2014, were composed of $11.1 million and $1.2 million related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $1.8 million and $0.9 million related to other than high or highest quality securities based on NAIC or equivalent rating, respectively. As of June 30, 2015, $0.5 million of gross unrealized losses of twelve months or more were concentrated in the consumer cyclical sector of the Company’s corporate securities and in asset-backed securities. As of December 31, 2014, $0.5 million of gross unrealized losses of twelve months or more were concentrated in the consumer cyclical and finance sectors of the Company’s corporate securities and in asset-backed securities. In accordance with its policy described in Note 2 to the Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted as of June 30, 2015 or December 31, 2014. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to general credit spread widening and foreign currency exchange rate movements. As of June 30, 2015, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis.
As of both June 30, 2015 and December 31, 2014, none of the gross unrealized losses related to equity securities represented declines in value of greater than 20%. In accordance with its policy described in Note 2 to the Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted as of June 30, 2015 or December 31, 2014.
Securities Lending and Repurchase Agreements
In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of June 30, 2015, the Company had $7 million of securities lending transactions recorded as "Cash collateral loaned for securities," all of which are corporate securities. The remaining contractual maturity of all securities lending transactions is overnight and continuous. As of June 30, 2015, the Company had no repurchase transactions.
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Level 2 - Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not actively trade and are priced based on a net asset value (“NAV”)), certain short-term investments and certain cash equivalents, and certain over-the-counter (“OTC”) derivatives.
Level 3 - Fair value is based on at least one or more significant unobservable inputs for the asset or liability. The assets and liabilities in this category may require significant judgment or estimation in determining the fair value. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured OTC derivative contracts, certain real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits.
Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	As of June 30, 2015
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$27,105	$—	$—	$27,105
Obligations of U.S. states and their political subdivisions	—	109,522	—	—	109,522
Foreign government bonds	—	7,229	—	—	7,229
Corporate securities	—	752,952	9,662	—	762,614
Asset-backed securities	—	27,532	26,389	—	53,921
Commercial mortgage-backed securities	—	62,443	—	—	62,443
Residential mortgage-backed securities	—	21,976	—	—	21,976
Sub-total	—	1,008,759	36,051	—	1,044,810
Trading account assets:
Corporate securities	—	9,515	—	—	7,097
Equity securities	—	—	7,097	—	9,515
Sub-total	—	9,515	7,097	—	16,612
Equity securities, available-for-sale	—	10,068	99	—	10,167
Short-term investments	45,087	4,505	—	—	49,592
Cash equivalents	—	12,000	—	—	12,000
Other long-term investments	—	11,123	255	(1,147)	10,231
Reinsurance recoverables	—	—	204,998	—	204,998
Receivables from parent and affiliates	—	12,468	1,553	—	14,021
Sub-total excluding separate account assets	45,087	1,068,438	250,053	(1,147)	1,362,431
Separate account assets (2)	—	11,731,311	6,922	—	11,738,233
Total assets	$45,087	$12,799,749	$256,975	$(1,147)	$13,100,664
Future policy benefits (3)	$—	$—	$261,502	$—	$261,502
Other liabilities	—	1,147	—	(1,147)	—
Total liabilities	$—	$1,147	$261,502	$(1,147)	$261,502

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2014
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$27,581	$—	$—	$27,581
Obligations of U.S. states and their political subdivisions	—	41,189	—	—	41,189
Foreign government bonds	—	6,493	—	—	6,493
Corporate securities	—	745,717	10,796	—	756,513
Asset-backed securities	—	29,120	10,092	—	39,212
Commercial mortgage-backed securities	—	78,084	—	—	78,084
Residential mortgage-backed securities	—	24,411	—	—	24,411
Sub-total	—	952,595	20,888	—	973,483
Trading account assets:
Corporate securities	—	9,679	—	—	9,679
Equity securities	—	—	—	—	—
Sub-total	—	9,679	—	—	9,679
Equity securities, available-for-sale	—	8,203	92	—	8,295
Short-term investments	470	14,999	—	—	15,469
Cash equivalents	40,000	21,259	—	—	61,259
Other long-term investments	—	8,753	253	(1,424)	7,582
Reinsurance recoverables	—	—	339,982	—	339,982
Receivables from parent and affiliates	—	10,013	4,594	—	14,607
Sub-total excluding separate account assets	40,470	1,025,501	365,809	(1,424)	1,430,356
Separate account assets (2)	—	11,370,061	6,879	—	11,376,940
Total assets	$40,470	$12,395,562	$372,688	$(1,424)	$12,807,296
Future policy benefits (3)	$—	$—	$428,837	$—	$428,837
Other liabilities	—	1,424	—	(1,424)	—
Total liabilities	$—	$1,424	$428,837	$(1,424)	$428,837

(1)	“Netting” amounts represent the impact of offsetting asset and liability positions held within the same counterparty, subject to master netting arrangements.

(2)
Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statements of Financial Position.

(3)
As of June 30, 2015, the net embedded derivative liability position of $262 million includes $77 million of embedded derivatives in an asset position and $339 million of embedded derivatives in a liability position. As of December 31, 2014, the net embedded derivative liability position of $429 million includes $62 million of embedded derivatives in an asset position and $491 million of embedded derivatives in a liability position.

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below.
Fixed Maturity Securities – The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices for each security are generally sourced from multiple pricing vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. The pricing hierarchy is updated for new financial products and recent pricing experience with various vendors. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. Typical inputs used by these pricing services include but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flow, prepayment speeds and default rates. If the pricing information received from third party pricing services is deemed not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service or classify the securities as Level 3. If the pricing service updates the price to be more consistent with the presented market observations, the security remains within Level 2.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of June 30, 2015 and December 31, 2014, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.
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
Trading Account Assets - Trading account assets consist of corporate securities, whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and below under “Equity Securities”.
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
To reflect the market’s perception of its own and the counterparty’s NPR, the Company incorporates additional spreads over London Interbank Offered Rate ("LIBOR") into the discount rate used in determining the fair value of OTC derivative assets and liabilities that are not otherwise collateralized.
Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models, such as Monte Carlo simulation models and other techniques that utilize significant unobservable inputs. Level 3 methodologies are validated

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

through periodic comparison of the Company’s fair values to external broker-dealer values. As of June 30, 2015 and December 31, 2014, all derivatives were classified within Level 2. See Note 5 for more details on the fair value of derivative instruments by primary underlying.
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
Separate Account Assets – Separate account assets include fixed maturity securities, treasuries, equity securities, mutual funds, and real estate investments for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities”, “Equity Securities” and “Other Long-Term Investments”.
Receivables from Parent and Affiliates – Receivables from parent and affiliates carried at fair value include affiliated bonds within the Company’s legal entity whose fair value are determined consistent with similar securities described above under “Fixed Maturity Securities” managed by affiliated asset managers.
Reinsurance Recoverables – Reinsurance recoverables carried at fair value include the reinsurance of the Company’s living benefit guarantees on certain variable annuity contracts. These guarantees are accounted for as embedded derivatives and are recorded in “Reinsurance Recoverables” or “Other Liabilities” when fair value is in an asset or liability position, respectively. The methods and assumptions used to estimate the fair value are consistent with those described below in “Future Policy Benefits”. The reinsurance agreements covering these guarantees are derivatives with fair value determined in the same manner as the living benefit guarantee.
Future Policy Benefits – The liability for future policy benefits is related to guarantees primarily associated with the living benefit features of certain variable annuity contracts, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), accounted for as embedded derivatives. The fair values of these liabilities are calculated as the present value of future expected benefit payments to contractholders less the present value of assessed benefit fees attributable to the optional living benefit feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management’s judgment.
The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived NPR, as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates and mortality rates. Since many of these assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 in the fair value hierarchy.
Capital market inputs and actual contractholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and volatility. In the risk neutral valuation, the initial swap curve drives the total return used to grow the contractholders’ account values. The Company’s discount rate assumption is based on the LIBOR swap curve adjusted for an additional spread relative to LIBOR to reflect NPR.
Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data. These assumptions are generally updated annually unless a material change that the Company feels is indicative of a long-term trend is observed in an interim period.
Transfers between Levels 1 and 2 – Overall, transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are assumed to occur at the beginning of the quarter in which the transfers occur. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. During the three months ended June 30, 2015 there were no transfers between Levels 1 and 2. During the six months ended June 30, 2015, there were no transfers from Level 1 to Level 2. During the three months ended June 30, 2014, there were no transfers between Level 1 and Level 2. During the six months ended June 30, 2014, there were $0.2 million transfers between Level 1 and Level 2.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Level 3 Assets and Liabilities by Price Source – The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of June 30, 2015
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$9,662	$—	$9,662
Asset-backed securities	85	26,304	26,389
Equity securities	99	7,097	7,196
Other long-term investments	—	255	255
Reinsurance recoverables	204,998	—	204,998
Receivables from parent and affiliates	—	1,553	1,553
Subtotal excluding separate account assets	214,844	35,209	250,053
Separate account assets	6,922	—	6,922
Total assets	$221,766	$35,209	$256,975
Future policy benefits	$261,502	$—	$261,502
Total liabilities	$261,502	$—	$261,502

	As of December 31, 2014
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$10,258	$538	$10,796
Asset-backed securities	101	9,991	10,092
Equity securities	92	—	92
Other long-term investments	—	253	253
Reinsurance recoverables	339,982	—	339,982
Receivables from parent and affiliates	—	4,594	4,594
Subtotal excluding separate account assets	350,433	15,376	365,809
Separate account assets	6,879	—	6,879
Total assets	$357,312	$15,376	$372,688
Future policy benefits	$428,837	$—	$428,837
Total liabilities	$428,837	$—	$428,837

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of June 30, 2015
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:
Corporate securities	$9,662	Discounted cash flow	Discount rate	10.12%	10.12%	10.12%	Decrease
Reinsurance recoverables	$204,998	Fair values are determined in the same manner as future policy benefits.
Liabilities:
Future policy benefits (2)	$261,502	Discounted cash flow	Lapse rate (3)	0%	14%		Decrease
			NPR spread (4)	0%	1.68%		Decrease
			Utilization rate (5)	56%	96%		Increase
			Withdrawal rate (6)	74%	100%		Increase
			Mortality rate (7)	0%	14%		Decrease
			Equity volatility curve	17%	28%		Increase

	As of December 31, 2014
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:
Corporate securities	$10,258	Discounted cash flow	Discount rate	10.47%	10.55%	10.48%	Decrease
Reinsurance recoverables	$339,982	Fair values are determined in the same manner as future policy benefits.
Liabilities:
Future policy benefits (2)	$428,837	Discounted cash flow	Lapse rate (3)	0%	14%		Decrease
			NPR spread (4)	0%	1.30%		Decrease
			Utilization rate (5)	63%	96%		Increase
			Withdrawal rate (6)	74%	100%		Increase
			Mortality rate (7)	0%	14%		Decrease
			Equity volatility curve	17%	28%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.

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

(5)
The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. Utilization assumptions may vary by product type, tax status and age. The impact of changes in these assumptions is highly dependent on the product type, the age of the contractholder at the time of the sale, and the timing of the first lifetime income withdrawal. Range reflects the utilization rate for the vast majority of business with living benefits.

(6)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions may vary based on the product type, contractholder age, tax status and withdrawal timing. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.

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
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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
Corporate Securities – The rate used to discount future cash flows reflects current risk free rates plus credit and liquidity spread requirements that market participants would use to value an asset. The discount rate may be influenced by many factors, including market cycles, expectations of default, collateral, term and asset complexity. Each of these factors can influence discount rates, either in isolation, or in response to other factors.
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
Separate Account Assets – In addition to the significant internally-priced Level 3 assets and liabilities presented and described above, the Company also has internally-priced separate account assets reported within Level 3. Changes in the fair value of separate account assets are borne by customers and thus are offset by changes in separate account liabilities on the Company’s Unaudited Interim Consolidated Statements of Financial Position. As a result, changes in value associated with these investments do not impact the Company’s Unaudited Interim Consolidated Statements of Operations. In addition, fees earned by the Company related to the management of most separate account assets classified as Level 3 do not change due to changes in the fair value of these investments. Quantitative information about significant internally-priced Level 3 separate account assets is as follows:
Real Estate and Other Invested Assets – Separate account assets include $6.9 million of investments in real estate as of both June 30, 2015 and December 31, 2014, that are classified as Level 3 and reported at fair value which is determined by the Company’s equity in net assets of the entities. In general, these fair value estimates of real estate are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments are typically included in the Level 3 classification. Key unobservable inputs to real estate valuation include capitalization rates, which ranged from 5.00% to 10.00% (6.41% weighted average) as of June 30, 2015 and 5.00% to 10.00% (6.68% weighted average) as of December 31, 2014 and discount rates which ranged from 6.50% to 11.00% (7.37% weighted average) as of June 30, 2015 and 6.75% to 11.00% (7.66% weighted average) as of December 31, 2014.
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
The Company has also established policies and guidelines that require the establishment of valuation methodologies and consistent application of such methodologies. These policies and guidelines govern the use of inputs and price source hierarchies and provide controls around the valuation processes. These controls include appropriate review and analysis of investment prices against market activity or indicators of reasonableness, analysis of portfolio returns to corresponding benchmark returns, back-testing, review of bid/ask spreads to assess activity, approval of price source changes, price overrides, methodology changes and classification of fair value hierarchy levels. For optional living benefit features of the Company’s variable annuity products, the actuarial valuation unit periodically tests contract input data and actuarial assumptions are reviewed at least annually and updated based upon emerging experience, future expectations and other data, including any observable market data. The valuation policies and guidelines are reviewed and updated as appropriate.
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in Level 3 assets and liabilities – The following tables provide summaries of the changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods:

	Three Months Ended June 30, 2015
	Fixed Maturities Available-For-Sale
	Corporate Securities	Asset-Backed Securities	Trading Account Assets - Equity Securities	Equity Securities, Available-for-Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$10,100	$26,286	$7,097	$96
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1	—	—	—
Asset management fees and other income	—	—	—	—
Included in other comprehensive income (loss)	(104)	35	—	(6)
Net investment income	—	(4)	—	9
Purchases	209	1,024	—	—
Sales	(1)	—	—	—
Issuances	—	—	—	—
Settlements	(15)	(2)	—	—
Transfers into Level 3 (2)	—	2,710	—	—
Transfers out of Level 3 (2)	(528)	(3,660)	—	—
Fair Value, end of period assets/(liabilities)	$9,662	$26,389	$7,097	$99
Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—
Asset management fees and other income	$—	$—	$—	$—

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Other Long-Term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Separate Account Assets (1)	Future Policy Benefits

Fair Value, beginning of period assets/(liabilities)	$254	$407,750	$5,531	$6,939	$(513,016)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(215,568)	—	—	267,362
Asset management fees and other income	1	—	—	—	—
Interest credited to policyholders’ account balances	—	—	—	(17)	—
Included in other comprehensive income (loss)	—	—	20	—	—
Net investment income	—	—	—	—	—
Purchases	—	12,816	—	—	—
Sales	—	—	—	—	—
Issuances	—	—	—	—	(15,848)
Settlements	—	—	—	—	—
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	—	—	(3,998)	—	—
Fair Value, end of period assets/(liabilities)	$255	$204,998	$1,553	$6,922	$(261,502)
Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$(213,350)	$—	$—	$342,756
Asset management fees and other income	$2	$—	$—	$—	$—
Interest credited to policyholders’ account balances	$—	$—	$—	$37	$—

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2015
	Fixed Maturities Available-For-Sale
	Corporate Securities	Asset-Backed Securities	Trading Account Assets - Equity Securities	Equity Securities, Available-for-Sale	Receivables from Parent and Affiliates
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$10,796	$10,092	$—	$92	$4,594
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	62	—	—	—
Asset management fees and other income	—	—	1,098	—
Interest credited to policyholders’ account balances	—	—	—	—
Included in other comprehensive income (loss)	(322)	83	—	—	(36)
Net investment income	1	(9)	—	7	—
Purchases	378	17,233	—	—	—
Sales	(32)	—	—	—	—
Issuances	—	—	—	—	—
Settlements	(693)	(4)	—	—	—
Transfers into Level 3 (2)	—	4,866	—	—	993
Transfers out of Level 3 (2)	(528)	(5,871)	—	—	(3,998)
Other (4)	—	—	5,999	—	—
Fair Value, end of period assets/(liabilities)	$9,662	$26,389	$7,097	$99	$1,553
Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—	$—
Asset management fees and other income	$—	$—	$—	$—	$—

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2015
	Other Long-Term Investments	Reinsurance Recoverables	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$253	$339,982	$6,879	$(428,837)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(160,397)	—	198,662
Asset management fees and other income	2	—	—	—
Interest credited to policyholders’ account balances	—	—	43	—
Included in other comprehensive income (loss)	—	—	—	—
Net investment income	3	—	—	—
Purchases	—	25,413	—	—
Sales	—	—	—	—
Issuances	—	—	—	(31,327)
Settlements	(3)	—	—	—
Transfers into Level 3 (2)	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—
Other (4)	—	—	—	—
Fair Value, end of period assets/(liabilities)	$255	$204,998	$6,922	$(261,502)
Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$(156,582)	$—	$193,942
Asset management fees and other income	$2	$—	$—	$—
Interest credited to policyholders’ account balances	$—	$—	$42	$—

	Three Months Ended June 30, 2014
	Fixed Maturities Available-For-Sale
	Corporate Securities	Asset-Backed Securities	Equity Securities, Available-for-Sale	Receivables from Parent and Affiliates
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$5,308	$21,965	$82	$3,639
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	46	—	—
Asset management fees and other income	—	—	—	—
Included in other comprehensive income (loss)	236	7	3	18
Net investment income	11	9	—	—
Purchases	145	—	—	4,000
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	(4,702)	—	—
Transfers into Level 3 (2)	—	492	—	—
Transfers out of Level 3 (2)	(870)	(6,111)	—	—
Fair Value, end of period assets/(liabilities)	$4,830	$11,706	$85	$7,657
Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2014
	Reinsurance Recoverables	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$54,940	$6,692	$(77,844)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	40,107	—	(46,028)
Interest credited to policyholders’ account balances	—	5	—
Included in other comprehensive income (loss)	—	—	—
Net investment income	—	—	—
Purchases	11,825	—	—
Sales	—	—	—
Issuances	—	—	(14,003)
Settlements	—	—	—
Transfers into Level 3 (2)	—	—	—
Transfers out of Level 3 (2)	—	—	—
Fair Value, end of period assets/(liabilities)	$106,872	$6,697	$(137,875)
Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$40,205	$—	$(19,187)
Interest credited to policyholders’ account balances	$—	$5	$—

	Six Months Ended June 30, 2014
	Fixed Maturities Available-For-Sale
	Corporate Securities	Asset-Backed Securities	Equity Securities, Available-for-Sale	Receivables from Parent and Affiliates
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$4,362	$16,023	$79	$3,138
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	46	—	—
Included in other comprehensive income (loss)	19	6	6	17
Net investment income	16	61	—	—
Purchases	1,355	—	—	4,000
Sales	(52)	—	—	—
Issuances	—	—	—	—
Settlements	—	(5,642)	—	—
Transfers into Level 3 (2)	—	7,812	—	992
Transfers out of Level 3 (2)	(870)	(6,600)	—	(490)
Fair Value, end of period assets/(liabilities)	$4,830	$11,706	$85	$7,657
Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—
Asset management fees and other income	$—	$—	$—	$—

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2014
	Reinsurance Recoverables	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$(43,340)	$6,692	$38,190
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	127,043	—	(148,553)
Interest credited to policyholders’ account balances	—	5	—
Included in other comprehensive income (loss)	—	—	—
Net investment income	—	—	—
Purchases	23,169	—	—
Sales	—	—	—
Issuances	—	—	—
Settlements	—	—	(27,512)
Transfers into Level 3 (2)	—	—	—
Transfers out of Level 3 (2)	—	—	—
Fair Value, end of period assets/(liabilities)	$106,872	$6,697	$(137,875)
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$127,109	$—	$(148,814)
Interest credited to policyholders’ account balances	$—	$5	$—

(1)
Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain contracts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statements of Financial Position.

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
Fair Value of Financial Instruments
The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. The financial instruments presented below are reported at carrying value on the Company’s Unaudited Interim Consolidated Statements of Financial Position, however, in some cases, as described below, the carrying amount equals or approximates fair value.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2015
	Fair Value				Carrying Amount (1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$—	$8,448	$279,909	$288,357	$279,050
Policy loans	—	—	184,566	184,566	184,566
Other long-term investments	—	—	1,322	1,322	1,197
Cash and cash equivalents	1,634	45,569	—	47,203	47,203
Accrued investment income	—	15,369	—	15,369	15,369
Receivables from parent and affiliates	—	23,910	—	23,910	23,910
Other assets	—	2,865	—	2,865	2,865
Total assets	$1,634	$96,161	$465,797	$563,592	$554,160
Liabilities:
Policyholders’ account balances - investment contracts	$—	$134,971	$41,945	$176,916	$178,533
Cash collateral for loaned securities	—	6,613	—	6,613	6,613
Short-term debt	—	24,131	—	24,131	24,000
Long-term debt	—	98,320	—	98,320	97,000
Payables to parent and affiliates	—	6,136	—	6,136	6,136
Other liabilities	—	30,788	—	30,788	30,788
Total liabilities	$—	$300,959	$41,945	$342,904	$343,070

	December 31, 2014
	Fair Value				Carrying Amount (1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$—	$8	$287,293	$287,301	$283,057
Policy loans	—	—	182,560	182,560	182,560
Other long-term investments	—	—	1,278	1,278	1,128
Cash and cash equivalents	1,612	38,048	—	39,660	39,660
Accrued investment income	—	14,768	—	14,768	14,768
Receivables from parent and affiliates	—	25,148	—	25,148	25,155
Other assets	—	3,141	—	3,141	3,141
Total assets	$1,612	$81,113	$471,131	$553,856	$549,469
Liabilities:
Policyholders’ account balances - investment contracts	$—	$140,116	$10,783	$150,899	$152,557
Cash collateral for loaned securities	—	4,455	—	4,455	4,455
Short-term debt	—	24,251	—	24,251	24,000
Long-term debt	—	97,862	—	97,862	97,000
Payables to parent and affiliates	—	4,244	—	4,244	4,244
Other liabilities	—	34,432	—	34,432	34,432
Total liabilities	$—	$305,360	$10,783	$316,143	$316,688

(1)
Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

The fair values presented above have been determined by using available market information and by applying market valuation methodologies, as described in more detail below.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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
Other Long-term Investments
Other long-term investments include investments in joint ventures and limited partnerships. The estimated fair values of these cost method investments are generally based on the Company’s share of the NAV as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments. No such adjustments were made as of June 30, 2015 and December 31, 2014.
Cash and Cash Equivalents, Accrued Investment Income, Receivables from Parent and Affiliates and Other Assets
The Company believes that due to the short-term nature of certain assets, the carrying value approximates fair value. These assets include: cash and cash equivalent instruments, accrued investment income, and other assets that meet the definition of financial instruments, including receivables, such as unsettled trades and accounts receivable. Also included in receivables from parent and affiliates are affiliated notes whose fair value is determined in the same manner as the underlying debt described below under “Short-Term and Long-Term Debt”.
Policyholders’ Account Balances - Investment Contracts
Only the portion of policyholders’ account balances related to products that are investment contracts (those without significant mortality or morbidity risk) are reflected in the table above. For fixed deferred annuities, fair values are generally derived using discounted projected cash flows based on interest rates that are representative of the Company’s financial strength ratings, and hence reflect the Company’s own NPR. For those balances that can be withdrawn by the customer at any time without prior notice or penalty, the fair value is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value.
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
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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
Under currency forwards, the Company agrees with counterparties to deliver a specified amount of an identified currency at a specified future date. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at the specified future date. The Company executes forward sales of the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these forwards correspond with the future periods in which the non-U.S. dollar-denominated earnings are expected to be generated. These earnings hedges do not qualify for hedge accounting.
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
Embedded Derivatives
The Company sells variable annuity products, which may include guaranteed benefit features that are accounted for as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these benefit features to affiliates, Pruco Reinsurance, Ltd. ("Pruco Re") and Pruco Life. The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models, as described in Note 4 to the Unaudited Interim Consolidated Financial Statements.
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

	June 30, 2015			December 31, 2014
	Notional	Gross Fair Value		Notional	Gross Fair Value
Primary Underlying		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$49,669	$3,086	$(468)	$44,221	$839	$(690)
Total Qualifying Hedges	$49,669	$3,086	$(468)	$44,221	$839	$(690)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$57,200	$5,636	$—	$57,200	$6,269	$—
Credit
Credit Default Swaps	7,275	112	(417)	7,275	150	(451)
Currency/Interest Rate
Foreign Currency Swaps	29,507	1,912	(213)	25,370	1,049	(171)
Foreign Currency
Foreign Currency Forwards	562	4	—	—	—	—
Equity
Equity Options	13,753	376	(49)	1,875,551	446	(112)
Total Non-Qualifying Hedges	$108,297	$8,040	$(679)	$1,965,396	$7,914	$(734)
Total Derivatives (1)	$157,966	$11,126	$(1,147)	$2,009,617	$8,753	$(1,424)

(1)
Excludes embedded derivatives which contain multiple underlyings. The fair value of the embedded derivatives related to the living benefit feature was a net liability of $262 million and $429 million as of June 30, 2015 and December 31, 2014, respectively, included in “Future policy benefits.” The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re and Pruco Life was an asset of $205 million and $340 million as of June 30, 2015 and December 31, 2014, respectively, included in “Reinsurance recoverables." See Note 7 for additional information on the reinsurance agreements.

Offsetting Assets and Liabilities
The following table presents recognized derivative instruments (including bifurcated embedded derivatives), and repurchase and reverse repurchase agreements, that are offset in the Unaudited Interim Consolidated Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Unaudited Interim Consolidated Statements of Financial Position.

	June 30, 2015
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$11,126	$(1,147)	$9,979	$(9,661)	$318
Securities purchased under agreement to resell	45,569	—	45,569	(45,569)	—
Total Assets	$56,695	$(1,147)	$55,548	$(55,230)	$318
Offsetting of Financial Liabilities:
Derivatives	$1,147	$(1,147)	$—	$—	$—
Securities sold under agreement to repurchase	—	—	—	—	—
Total Liabilities	$1,147	$(1,147)	$—	$—	$—

	December 31, 2014
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$8,753	$(1,424)	$7,329	$(7,194)	$135
Securities purchased under agreement to resell	38,048	—	38,048	(38,048)	—
Total Assets	$46,801	$(1,424)	$45,377	$(45,242)	$135
Offsetting of Financial Liabilities:
Derivatives	$1,424	$(1,424)	$—	$—	$—
Securities sold under agreement to repurchase	—	—	—	—	—
Total Liabilities	$1,424	$(1,424)	$—	$—	$—
For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Cash Flow Hedges
The primary derivative instruments used by the Company in its cash flow hedge accounting relationships are currency swaps. These instruments are only designated for hedge accounting in instances where the appropriate criteria are met. The Company does not use futures, options, credit, equity or embedded derivatives in any of its cash flow hedge accounting relationships.
The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship.

	Three Months Ended June 30, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (Loss) (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$—	$75	$(208)	$(1,535)
Total cash flow hedges	—	75	(208)	(1,535)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,120)	—	—	—
Currency	4	—	—	—
Currency/Interest Rate	(1,043)	—	(16)	—
Credit	(86)	—	—	—
Equity	(48)	—	—	—
Embedded Derivatives	48,993	—	—	—
Total non-qualifying hedges	46,700	—	(16)	—
Total	$46,700	$75	$(224)	$(1,535)

	Six Months Ended June 30, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (Loss) (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$—	$108	$33	$2,456
Total cash flow hedges	—	108	33	2,456
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	306	—	—	—
Currency	4	—	—	—
Currency/Interest Rate	1,024	—	14	—
Credit	(102)	—	—	—
Equity	(195)	—	—	—
Embedded Derivatives	32,716	—	—	—
Total non-qualifying hedges	33,753	—	14	—
Total	$33,753	$108	$47	$2,456

	Three Months Ended June 30, 2014
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (Loss) (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$—	$(18)	$(106)	$(453)
Total cash flow hedges	—	(18)	(106)	(453)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,393	—	—	—
Currency	—	—	—	—
Currency/Interest Rate	(243)	—	(3)	—
Credit	(111)	—	—	—
Equity	(372)	—	—	—
Embedded Derivatives	(8,719)	—	—	—
Total non-qualifying hedges	(8,052)	—	(3)	—
Total	$(8,052)	$(18)	$(109)	$(453)

	Six Months Ended June 30, 2014
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (Loss) (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$—	$(28)	$(140)	$(647)
Total cash flow hedges	—	(28)	(140)	(647)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	2,810	—	—	—
Currency	—	—	—	—
Currency/Interest Rate	(1)	—	(1)	—
Credit	(151)	—	—	—
Equity	(636)	—	—	—
Embedded Derivatives	(26,908)	—	—	—
Total non-qualifying hedges	(24,886)	—	(1)	—
Total	$(24,886)	$(28)	$(141)	$(647)

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”
For the three and six months ended June 30, 2015 and 2014, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.
Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2014	$159
Net deferred gains (losses) on cash flow hedges from January 1 to June 30, 2015	2,597
Amount reclassified into current period earnings	(141)
Balance, June 30, 2015	$2,615
As of June 30, 2015 and 2014, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 13 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).
Credit Derivatives
The Company has no exposure from credit derivatives where it has written credit protection as of June 30, 2015 and December 31, 2014.
The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of June 30, 2015 and December 31, 2014, the Company had $7 million of outstanding notional amounts, reported at fair value as a liability of less than $1 million for both periods.
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
6.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS
Commitments
As of June 30, 2015, there were no outstanding commitments to fund commercial loans. The Company has made commitments to purchase or fund investments, mostly private fixed maturities. As of June 30, 2015, $6 million of this commitment was outstanding.
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
It is possible that the results of operations or the cash flows of the Company in a particular quarterly or annual period could be materially affected as a result of payments in connection with the matters discussed above or other matters depending, in part, upon the results of operations or cash flows for such period. Management believes, however, that ultimate payments in connection with these matters, after consideration of applicable reserves and rights to indemnification, should not have a material adverse effect on the Company’s financial position.
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
The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. As of June 30, 2015, the aggregate range of reasonably possible losses in excess of accruals established is not currently estimable. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.
A discussion of litigation and regulatory matters are provided in Note 11 to the Company’s Financial Statements on Form 10-K for the year ended December 31, 2014. There have been no significant changes in such matters through the date of this filing.
The Company’s litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. It is possible that the Company’s results of operations or cash flows in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flows for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

or regulatory matters could have a material adverse effect on the Company’s financial position. Management believes, however, that, based on information currently known to it, the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, is not likely to have a material adverse effect on the Company’s financial position.
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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million for both the three months ended June 30, 2015 and 2014 and less than $1 million for both the six months ended June 30, 2015 and 2014. The expense charged to the Company for the deferred compensation program was less than $1 million for both the three months ended June 30, 2015 and 2014 and less than $1 million for both the six months ended June 30, 2015 and 2014.
The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was less than $1 million for both the three months ended June 30, 2015 and 2014 and $1 million for both the six months ended June 30, 2015 and 2014.
Prudential Insurance sponsors voluntary savings plans for its employee’s 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was less than $1 million for both the three months ended June 30, 2015 and 2014 and less than $1 million for both the six months ended June 30, 2015 and 2014.
The Company is charged distribution expenses from Prudential Insurance’s agency network for both its life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.
The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $20 million and $21 million for the three months ended June 30, 2015 and 2014, respectively, and $38 million and $41 million for the six months ended June 30, 2015 and 2014, respectively.
Corporate Owned Life Insurance
The Company has sold three Corporate Owned Life Insurance (“COLI”) policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI contracts was $1,658 million at June 30, 2015 and $1,546 million at December 31, 2014. Fees related to these COLI policies were $5 million for both the three months ended June 30, 2015 and 2014 and $12 million for both the six months ended June 30, 2015 and 2014.
Derivative Trades
In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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
Realized investment gains and losses include the impact of reinsurance agreements that are accounted for as embedded derivatives. Changes in the fair value of the embedded derivatives are recognized through “Realized investment gains (losses)”. The Company has entered into reinsurance agreements to transfer the risk related to certain living benefit options on variable annuities to Pruco Re and to Pruco Life. The reinsurance agreements are derivatives and have been accounted for in the same manner as an embedded derivative. See Note 5 for additional information related to the accounting for embedded derivatives.
Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Reinsurance recoverables	$1,378,446	$1,436,470
Policy loans	(12,476)	(11,388)
Deferred policy acquisition costs	(235,718)	(211,128)
Other liabilities (reinsurance payables)	35,502	37,934
The reinsurance recoverables by counterparty is broken out below.

	Reinsurance Recoverables
	June 30, 2015	December 31, 2014
	(in thousands)
PARCC	$496,804	$482,487
PAR Term	128,373	116,930
Prudential Insurance	27,879	27,652
PAR U	494,266	446,182
Pruco Life	9,529	17,469
Pruco Re	198,886	332,741
Term Re	22,232	11,039
Unaffiliated	477	1,970
Total reinsurance recoverables	$1,378,446	$1,436,470

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts, excluding investment gains (losses) on affiliated asset transfers, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Premiums:
Direct	$53,149	$49,138	$103,115	$96,034
Assumed	—	—	—	—
Ceded	(48,886)	(45,866)	(95,832)	(90,060)
Net Premiums	4,263	3,272	7,283	5,974
Policy charges and fee income:
Direct	74,712	72,522	151,541	140,906
Assumed	—	—	—	—
Ceded	(23,517)	(23,739)	(47,669)	(45,433)
Net policy charges and fee income	51,195	48,783	103,872	95,473
Net investment income:
Direct	17,442	17,321	34,064	34,177
Assumed	—	—	—	—
Ceded	(93)	(77)	(209)	(177)
Net investment income	17,349	17,244	33,855	34,000
Net other income:
Direct	923	786	2,348	1,544
Assumed & Ceded	—	—	—	—
Net other income	923	786	2,348	1,544

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Interest credited to policyholders’ account balances:
Direct	$11,841	$13,021	$28,925	$25,730
Assumed	—	—	—	—
Ceded	(2,850)	(2,682)	(5,629)	(5,357)
Net interest credited to policyholders’ account balances	8,991	10,339	23,296	20,373
Policyholders’ benefits (including change in reserves):
Direct	68,001	50,608	127,097	106,112
Assumed	—	—	—	—
Ceded	(55,674)	(41,991)	(105,481)	(88,667)
Net policyholders’ benefits (including change in reserves)	12,327	8,617	21,616	17,445
Net reinsurance expense allowances, net of capitalization and amortization	(2,732)	(10,390)	(11,645)	(18,727)
Realized investment gains (losses), net:
Direct	266,505	(43,200)	201,825	(144,099)
Assumed	—	—	—	—
Ceded	(218,420)	37,313	(165,960)	121,649
Realized investment gains (losses), net	$48,085	$(5,887)	$35,865	(22,450)
Substantially all reinsurance contracts are with affiliates as of June 30, 2015 and 2014. The gross and net amounts of life insurance face amount in force as of June 30, were as follows:

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2015	June 30, 2014
	(in thousands)

Gross life insurance face amount in force	$118,284,595	$111,727,074
Reinsurance ceded	(107,689,047)	(101,538,797)
Net life insurance face amount in force	$10,595,548	$10,188,277
Pruco Life
The Company reinsures certain COLI policies and Prudential Defined Income ("PDI") living benefit riders with Pruco Life.
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
Affiliated Asset Administration Fee Income
The Company has a revenue sharing agreement with AST Investment Services, Inc. and Prudential Investments LLC whereby the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust. Income received from AST Investment Services, Inc. and Prudential Investments LLC related to this agreement was $9 million and $8 million for the three months ended June 30, 2015 and 2014, respectively, and $17 million and $15 million for the six months ended June 30, 2015 and 2014, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).
The Company has a revenue sharing agreement with Prudential Investments LLC, whereby the Company receives fee income based on policyholders’ separate account balances invested in The Prudential Series Fund (“PSF”). Income received from Prudential Investments LLC related to this agreement was $2 million for both the three months ended June 30, 2015 and 2014, and $4 million for both the six months ended June 30, 2015 and 2014. These revenues are recorded as “Asset administration fees” in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).
Affiliated Investment Management Expenses

In accordance with an agreement with Prudential Investment Management, Inc. (“PIMI”), the Company pays investment management expenses to PIMI who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PIMI related to this agreement were less than $1 million for both the three months ended June 30, 2015 and 2014, and $1 million for both the six months ended June 30, 2015 and 2014. These expenses are recorded as “Net investment income” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).
Affiliated Asset Transfers
From time to time, the Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gain (loss), net", respectively. The table below shows affiliated asset trades as of December 31, 2014 and June 30, 2015.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	Additional Paid-in Capital, Net of Tax Increase/ (Decrease)	Realized Investment Gain/(Loss)	Derivative Gain/(Loss)
				(in millions)
Prudential Insurance	December-14	Purchase	Commercial Mortgages	$6	$5	$—	$—	$—
Prudential Insurance	March-15	Purchase	Fixed Maturities & Trading Account Assets	24	20	(3)	—	—
Debt Agreements
The Company is authorized to borrow funds up to $200 million from affiliates to meet its capital and other funding needs.
The following table provides the breakout of the Company’s short-term and long-term debt with affiliates:

Affiliate	Date Issued	Amount of Notes - June 30, 2015	Amount of Notes - December 31, 2014	Interest Rate			Date of Maturity
		(in thousands)
Prudential Financial	12/16/2011	22,000	22,000	3.32%	-	3.61%	12/16/15	-	12/16/16
Washington Street Investment	12/17/2012	39,000	39,000	1.33%	-	1.87%	12/17/15	-	12/17/17
Prudential Financial	11/15/2013	9,000	9,000	2.24%			12/15/18
Prudential Financial	11/15/2013	23,000	23,000	3.19%			12/15/20
Prudential Financial	12/15/2014	5,000	5,000	2.57%			12/15/19
Prudential Financial	12/15/2014	23,000	23,000	3.14%			12/15/21
Total Loans Payable to Affiliates		$121,000	$121,000
The total interest expense to the Company related to loans payable to affiliates was $0.8 million and $0.7 million for the three months ended June 30, 2015 and 2014, respectively, and $1.6 million and $1.4 million for the six months ended June 30, 2015 and 2014, respectively.
Contributed Capital and Dividends
For the six months ended June 30, 2015, the Company did not pay any dividends. In June 2014, the Company paid a dividend in the amount of $80 million to Pruco Life.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition and results of operations of Pruco Life Insurance Company of New Jersey, or the “Company,” as of June 30, 2015, compared with December 31, 2014, and its consolidated results of operations for the three and six months ended June 30, 2015 and 2014. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Overview
The Company is licensed to sell variable and fixed annuities, universal life insurance, variable life insurance and term life insurance in New Jersey and New York only and sells such products primarily through affiliated and unaffiliated distributors.
Regulatory Developments
In April 2015, the U.S. Department of Labor ("DOL") released a proposed regulation accompanied by new class exemptions and proposed amendments to long-standing exemptions from the prohibited transaction provisions under the Employee Retirement Income Security Act of 1974. The comment period for the proposed regulation ended on July 21, 2015, and it is expected that the DOL will seek to promulgate final regulations in 2016. If enacted, the proposals will redefine who would be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts. We cannot predict the exact nature and scope of any new final regulations or their impact on our business; however, the new rules may effectively impose limits on interactions with existing and prospective customers in our individual annuities and individual life businesses, and increase compliance costs.
Prudential Financial is required as a non-bank financial company to submit to the Board of Governors of the Federal Reserve System ("FRB") and the Federal Deposit Insurance Corporation (“FDIC”) an annual plan for rapid and orderly resolution in the event of severe financial distress. Prudential Financial submitted its initial resolution plan in June 2014, and was advised by the FRB and the FDIC in September 2014 that the plan was "not incomplete", the standard for an initial plan. In July 2015, the FRB and the FDIC provided feedback to Prudential Financial, as well as to the other two non-bank financial companies which filed initial plans in 2014, on their respective resolution plans. The FRB and FDIC also provided guidance on common areas that should be addressed in preparing the resolution plans to be submitted by December 31, 2015.
The Financial Stability Board ("FSB"), consisting of representatives of financial authorities from over 20 nations and global institutions, has identified Prudential Financial as a global systemically important insurer ("G-SII") that is to be subject to enhanced regulation. In June 2015, the International Association of Insurance Supervisors ("IAIS"), acting at the direction of the FSB, issued a public consultation document on the development of higher loss absorbency ("HLA") requirements for G-SIIs. HLA requirements will establish an additional capital buffer above the IAIS’s basic capital requirement ("BCR") that G-SIIs would need to hold to support their insurance and non-insurance activities. The IAIS expects that HLA requirements would increase G-SIIs’ BCR by an average of 20%. The HLA requirements are expected to be presented to the G20 for endorsement in November 2015 and applied to G-SIIs beginning in 2019. We continue to evaluate the potential impact the HLA requirements could have on us if they are adopted in the jurisdictions in which we operate.
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
For additional information on the potential impacts of regulation on the Company, including the topics described above, see “Business-Regulation” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.
Revenues and Expenses
The Company earns revenues principally from insurance premiums; mortality and expense, and asset administration fees from insurance and investment products; and investment of general account and other funds. The Company earns premiums primarily from the sale of individual life insurance and annuity products. The Company earns mortality and expense fees, and asset administration fees primarily from the sale and servicing of universal life insurance and separate account products including variable life insurance and variable annuities. The Company’s operating expenses principally consist of insurance benefits provided and reserves established for anticipated future insurance benefits, general business expenses, commissions and other costs of selling and servicing the various products we sell and interest credited on general account liabilities.
Effective February 25, 2013, the Advanced Series Trust (“AST”) adopted a Rule 12b-1 Plan under the Investment Company Act of 1940 with respect to most of the AST portfolios that are offered through the Company’s variable annuity and variable life investment products. Under the Rule 12b-1 Plan, AST pays an affiliate of the Company for distribution and administrative services. In June 2015, AST received shareholder approval to amend the Rule 12b-1 Plan. Effective July 1, 2015, there was an increase in the amount AST pays the Company's affiliate for distribution and administrative services. However, there was also a reduction in management fees.
Results for the three and six months ended June 30, 2015, reflect the impact of our annual review and update of assumptions, which we performed in the second quarter. Prior to 2015, this review and update was performed in the third quarter of each year. Accordingly, results for the three and six months ended June 30, 2014, do not reflect an impact from the annual review and update of assumptions performed in 2014.
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
In the first quarter of 2014, we launched the Prudential Premier ® Retirement with Highest Daily Lifetime Income (“HDI”) v. 3.0 Variable Annuity, which offers lifetime income based on the highest daily account value plus a compounded deferral credit. In the first quarter of 2013, we launched the Prudential Defined Income (“PDI”) Variable Annuity to complement the variable annuity products we offer with the highest daily benefit. PDI provides guaranteed lifetime withdrawal payments but restricts contractholder investments to a single bond sub-account within the separate account. PDI includes a living benefit rider which provides for a specified lifetime income withdrawal rate applied to the initial premium paid, subject to annual roll-up increases until lifetime withdrawals commence, but does not have the highest daily feature.
In addition, certain in force contracts include guaranteed benefits which are not currently offered, such as annuitization benefits based on a guaranteed notional amount and benefits payable at specified dates after the accumulation period. Most contracts also guarantee the contractholder’s beneficiary a return of total purchase payments made to the contract adjusted for any partial withdrawals, upon death.
We also offer immediate annuities and variable annuities without guaranteed living benefits. In the second quarter of 2014, we launched the Prudential Premier ® Investment Variable Annuity, which offers tax-deferred asset accumulation with an optional death benefit that guarantees the contractholder’s beneficiary a return of total purchase payments made to the contract, adjusted for any partial withdrawals, upon death.

Excluding our PDI product, the majority of our variable annuities generally provide our contractholders with the opportunity to allocate purchase payments to sub-accounts that invest in underlying proprietary mutual funds or a mix of proprietary and non-proprietary mutual funds, frequently under asset allocation programs. Prudential Premier ® Retirement Variable Annuities with HDI v. 3.0 requires allocation to a fixed-rate account that is invested in the general account and is credited with interest at rates we determine, subject to certain minimums. We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain allocations made in the fixed-rate accounts of our variable annuities and certain fixed annuities impose a market value adjustment if the contract is not held to maturity.
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
The product design elements we utilize for certain products include, among others, asset allocation restrictions, minimum issuance age requirements, monthly rate setting, certain limitations on the amount of premiums accepted and/or subsequent contractholder deposits and an asset transfer feature, as well as required allocation to our general account for certain of our products. The objective of the asset transfer feature, included in the majority of our variable annuity contracts with optional living benefits features and all new contracts sold with our highest daily living benefits feature, is to help mitigate our exposure to equity market risk and market volatility by transferring assets between certain variable investment sub-accounts selected by the annuity contractholder, and investments that are expected to be more stable (e.g., a bond fund sub-account within the separate account or a fixed-rate account within the general account). The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. This occurs at the contractholder level, rather than at the fund level, which we believe enhances our risk mitigation. As of June 30, 2015, approximately $8.1 billion or 92% of total variable annuity account values contain a living benefit feature, compared to approximately $7.8 billion or 91% as of December 31, 2014. As of June 30, 2015, approximately $7.3 billion or 90% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $7.5 billion or 96% as of December 31, 2014.
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
Term Life Insurance
The Company offers a variety of term life insurance products, which represent 71% of our net individual life insurance in force face amount at June 30, 2015, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.
Variable Life Insurance
The Company offers a number of individual variable life insurance products, which represent 20% of our net individual life insurance in force face amount at June 30, 2015, that provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates that we determine, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. The Company also offers a variable product that allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. The Company also offers a policy rider which allows the policyholder to accelerate the death benefit if the insured is chronically or terminally ill and otherwise meets the contractual requirements. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance. A significant portion of the Company’s insurance profits, however, is associated with our large in force block of variable life insurance policies. Profit patterns on these policies are not level and insureds generally begin paying reduced policy charges as the policies age. This reduction in policy charges, coupled with net policy count and insurance in force runoff over time, reduces our expected future profits from this product line.
Universal Life Insurance
The Company offers universal life insurance products which represent 9% of our net individual life insurance in force face amount at June 30, 2015, which feature flexible premiums, a choice of guarantees against lapse, and a crediting rate that we determine, subject to certain contractual minimums. In addition, the Company offers universal life insurance products that allow the policyholder to allocate a portion of their account balance into accounts that provide interest or an interest component linked to S&P 500 index performance over the following year, subject to certain participation rates and contractual minimums and maximums. The Company also offers a policy rider which allows the policyholder to accelerate the death benefit if the insured is chronically or terminally ill and otherwise meets the contractual requirements. The Company’s profits from universal life insurance are impacted by mortality and expense margins and net interest spread.
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
Annually, we perform a comprehensive review of the assumptions used in establishing reserves and in calculating the amortization of DAC and other costs. As discussed in “-Results of Operations” below, beginning in 2015, we perform our annual review of assumptions during the second quarter.
DAC and Other Costs
DAC and other costs associated with the variable and universal life policies and the variable and fixed annuity contracts are generally amortized over the expected life of these policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and the cost related to our guaranteed minimum death and guaranteed minimum income benefits. For variable annuities, gross profits and amortization rates also include the impacts of the embedded derivatives associated with certain of the living benefit features of our variable annuity contracts and related hedging activities. In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results and utilize these estimates to calculate amortization rates and expense amounts. In addition, in calculating gross profits, we include the profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 7 to the Unaudited Interim Consolidated

Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. For a further discussion of the amortization of DAC and DSI, see “MD&A-Results of Operations”.
The near-term future equity rate of return assumptions used in evaluating DAC and other costs for our domestic variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. June 30, 2015, our variable annuities and variable life insurance businesses assume an 8% long-term equity expected rate of return and a 4.7% near-term mean reversion equity rate of return.
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
For additional information on our policies for DAC and other costs and for the remaining critical accounting estimates listed above, see our Annual Report on Form 10-K for the year ended December 31, 2014, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Accounting Policies & Pronouncements-Application of Critical Accounting Estimates”.
Adoption of New Accounting Pronouncements
See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of newly adopted accounting pronouncements.
Changes in Financial Position
June 30, 2015 versus December 31, 2014
Total assets increased $0.4 billion, from $15.0 billion at December 31, 2014 to $15.4 billion at June 30, 2015. Significant components were:

•
Separate account assets increased $361 million from $11,377 million at December 31, 2014 to $11,738 million at June 30, 2015, primarily driven by market appreciation and positive net flows from variable annuity new business sales.

•
Total investments increased $115 million from $1,520 million at December 31, 2014 to $1,635 million at June 30, 2015, primarily driven by growth in the assets supporting the universal life and term life business and increased general account investments from variable annuity sales.

•
Reinsurance recoverables decreased $58 million from $1,436 million at December 31, 2014 to $1,378 million at June 30, 2015. The decrease was primarily driven by the mark-to-market of the reinsurance recoverable related to the reinsured liability for variable annuity living benefits reflecting higher interest rates. The decrease is partially offset by the impact of term and universal life business growth which increased ceded reserves and ceded policyholders’ account balances. See Note 7 to the Unaudited Interim Consolidated Financial Statements for additional information regarding affiliated reinsurance transactions.

Total liabilities increased $0.3 billion, from $14.4 billion at December 31, 2014 to $14.7 billion at June 30, 2015. Significant components were:

•	Separate account liabilities increased $361 million, corresponding to the increase in separate account assets described above.

•
Policyholder account balances increased $102 million, from $1,476 million at December 31, 2014 to $1,578 million at June 30, 2015, primarily driven by liabilities related to continued universal life business growth, as well as growth in the variable annuity product that offers HDI v. 3.0, which requires fund allocation into the general account.

•
Future policy benefits and other policyholder liabilities decreased $127 million, from $1,342 million at December 31, 2014 to $1,215 million at June 30, 2015, primarily driven by the mark-to-market of the liability for living benefit embedded derivatives, as described above, partially offset by higher reserve supporting term life business growth.

Results of Operations

Income (Loss) from Operations before Income Taxes
2015 to 2014 Three Months Comparison. Income from operations before income taxes increased $55 million from income of $26 million in the second quarter of 2014 to $81 million in the second quarter of 2015. Excluding the impact on the amortization of DAC and DSI of the mark-to-market of the living benefit embedded derivative liability and related hedge positions, as well as the impact of changes in the estimated profitability of the business, as discussed below, income from operations before income taxes increased $49 million. The increase was primarily driven by a favorable variance in the mark-to-market related to embedded derivatives associated with our non-reinsured living benefit features in our annuity products.
Adjustments to the reserves for the guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) features of our products and the amortization of DAC, DSI, and unearned revenue reserve (“URR”) included the impact from changes in the profitability of the business. These adjustments resulted in a net benefit of $4 million in the second quarter of 2015, compared to a net charge of $1 million in the second quarter of 2014. The net benefit in the second quarter of 2015 primarily reflected the impact of expected favorable future equity market performance and higher expected rates of return on fixed income investments within contractholder accounts and on future expected claims relative to our assumptions. The net benefit also included a $3 million net benefit resulting from our annual review and update of assumptions and other refinements, driven by modifications to both our actuarial and economic assumptions. The net charge in the second quarter of 2014 primarily reflected the impact of lower expected rates of return on fixed income investments within contractholder accounts and on future expected claims relative to our assumptions, which more than offset favorable equity market performance.
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
2015 to 2014 Six Months Comparison. Income from operations before income taxes increased $42 million from income of $37 million in the first six months of 2014 to $79 million in the first six months of 2015. Excluding the impact on the amortization of DAC and DSI of the mark-to-market of the living benefit embedded derivative liability and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed below, income from operations before income taxes increased $58 million. The increase was primarily driven by a favorable variance in the mark-to-market related to embedded derivatives associated with our non-reinsured living benefit features in our annuity products.
The DAC and DSI impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions reflected an unfavorable variance of $24 million, resulting from an amortization expense of $16 million in the first six months of 2015 compared to an amortization benefit of $8 million in the first six months of 2014. The unfavorable variance was primarily driven by higher mark-to-market gains period over period.
Adjustments to the reserves for the GMDB and GMIB features of our products and the amortization of DAC, DSI, and URR included the impact from changes in the profitability of the business. These adjustments resulted in a net benefit of $6 million and a net charge of $2 million in the first six months of 2015 and 2014, respectively. The net benefit in the first six months of 2015 primarily reflected the impact of expected favorable future equity market performance and the net benefit resulting from an annual review and update of assumptions and other refinements, as discussed above. The net charge in the first six months of 2014 primarily reflected the impact of lower expected rates of return on fixed income investments within contractholder accounts and future expected claims relative to our assumptions, which more than offset the impact of favorable equity market performance.
Revenues, Benefits and Expenses
2015 to 2014 Three Months Comparison
Revenues increased $59 million, primarily driven by a $54 million increase in realized investment gains, primarily reflecting a favorable variance in the mark-to-market related to embedded derivatives associated with our non-reinsured living benefit features in our annuity products.
Benefits and expenses increased $3 million. The increase is primarily driven by higher general, administrative and other expenses, net of capitalization, reflecting higher asset-based commissions in our annuity products due to account value growth, and higher operating expenses.
2015 to 2014 Six Months Comparison
Revenues increased $71 million, primarily driven by a $58 million increase in realized investment gains, primarily reflecting a favorable variance in the mark-to-market related to embedded derivatives associated with our non-reinsured living benefit features in our annuity products. Also contributing to the increase was an $8 million increase in policy charges and fee income, consisting primarily of mortality and expense and other insurance charges, assessed on contractholders’ fund balances.

Benefits and expenses increased $29 million. This increase was primarily driven by an unfavorable variance of $16 million in DAC amortization and $3 million increase in interest credited to policyholders’ account balances which includes DSI amortization. Higher DAC and DSI amortization is mainly related to the impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above. General, administrative and other expenses, net of capitalization, increased $6 million, driven by higher asset-based commissions in our annuity products due to account value growth, and higher operating expenses.
Income Taxes
Income tax provision amounted to an expense of $17 million and $7 million for the six months ended June 30, 2015 and 2014, respectively. The increase in income tax expense was primarily driven by the increase in pre-tax income.
The Company's liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes.
The Company does not anticipate any significant changes within the next 12 months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.
As of June 30, 2015, the Company remains subject to examination in the U.S. for tax years 2007 through 2014.
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
There is a possibility that the IRS and the U.S. Treasury will address, through guidance, issues related to the calculation of the DRD. For the last several years, revenue proposals included in the Obama Administration's budgets have included proposed changes to the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income.
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
Liquidity and Capital Resources
This section supplements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2014.
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

Prudential Financial is a “Designated Financial Company” under the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"). As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to prudential regulatory standards, which include or will include requirements and limitations (some of which are the subject of ongoing rule-making) relating to risk-based capital, leverage, liquidity, stress-testing, overall risk management, resolution plans, and early remediation; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects. In addition, the FSB has identified Prudential Financial as a G-SII. For information on the potential impact of this regulation on us, see “Business-Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Capital
Our capital management framework is primarily based on statutory risk based capital ("RBC") measures. The RBC ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the NAIC. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation; however, as of June 30, 2015 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.
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
Capital Protection Framework
Prudential Financial employs a “Capital Protection Framework” ("the Framework”) to ensure that sufficient capital resources are available to maintain adequate capitalization and competitive RBC ratios and solvency margins under various stress scenarios. The Framework incorporates the potential impacts from market related stresses, including equity markets, real estate, interest rates, and credit losses. The Framework addresses the potential capital consequences, under stress scenarios, of certain of these net risks and the strategies we use to mitigate them, including the following:

•
Equity market exposure affecting the statutory capital of the Company and Prudential Financial as a whole, which is managed through Prudential Financial's equity hedge program and on-balance sheet and contingent sources of capital; and

•
Activities of Prudential Financial's business segments, including those for which specific risk mitigation strategies have been implemented, such as the living benefits hedging program within Pruco Re that covers certain risks associated with our variable annuity products.

The hedging strategy is periodically recalibrated in response to changing market conditions. The Framework accommodates periodic volatility within ranges that are deemed acceptable, while also providing for additional potential sources of capital, including on-balance sheet capital, derivatives, and contingent sources of capital. Although Prudential Financial continues to enhance its approach, we believe we currently have access to sufficient resources, either directly, or indirectly through Prudential Financial, to maintain adequate capitalization and a competitive RBC ratio under a range of potential stress scenarios.
Affiliated Captive Reinsurance Companies
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Capital-Affiliated Captive Reinsurance Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our use of captive reinsurance companies.
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
Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity and public equity securities. As of June 30, 2015 and December 31, 2014 the Company had liquid assets of $1,180 million and $1,108 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $109 million and $116 million as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, $973 million, or 93%, of the fixed maturity investments in Company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $72 million, or 7%, of these fixed maturity investments were rated other than high or highest quality.
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
Affiliated captive reinsurance companies are used to finance the portion of the statutory reserves required to be held under Regulation XXX and Guideline AXXX that is considered non-economic. The financing arrangements involve term and universal life business we reinsure to our affiliated captive reinsurers. The surplus notes issued by those captives are treated as capital for statutory purposes. As of June 30, 2015, our affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to $8.25 billion of surplus notes in return for the receipt of credit-linked notes. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. As of June 30, 2015, an aggregate of $5.543 billion of surplus notes was outstanding under our Credit-Linked Note Structures, reflecting an increase of $570 million from December 31, 2014.
In addition, as of June 30, 2015, our affiliated captive reinsurance companies had outstanding an aggregate of $4.0 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $2.4 billion relates to Regulation XXX reserves and approximately $1.6 billion relates to Guideline AXXX reserves, and all of which was issued directly by or guaranteed by Prudential Financial. Under certain of the financing arrangements pursuant to which this debt was issued, Prudential Financial has agreed to make capital contributions to the applicable captive reinsurance company to reimburse it for investment losses or to maintain its capital above prescribed minimum levels. In addition, as of June 30, 2015, for purposes of financing Guideline AXXX reserves, our affiliated captives had outstanding approximately $4.0 billion of surplus notes that were issued to Prudential Financial in exchange for promissory notes of affiliates guaranteed by Prudential Financial.
In December 2014, the NAIC adopted a new actuarial guideline, known as “AG 48”, that governs the reinsurance of term and universal life insurance business to captives by prescribing requirements for the types of assets that may be held by captives to support the reserves. The requirements in AG 48 became effective on January 1, 2015, and apply in respect of term and universal life insurance policies written from and after January 1, 2015, or written prior to January 1, 2015, but not included in a captive reserve financing arrangement as of December 31, 2014. AG 48 will, for a period of time, require our affiliated captives to hold cash or rated securities in greater amounts than they currently hold to support economic reserves for certain of their term and universal life policies that they reinsure. Our affiliated captives may seek to finance all or a portion of this requirement, but they have not yet finalized their funding plans.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. There have been no material changes in our market risk exposures from December 31, 2014, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2014, Item 7A, “Quantitative and

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Qualitative Disclosures about Market Risk”, filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2014, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.
Item 4. Controls and Procedures
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of June 30, 2015. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See Note 6 to the Unaudited Interim Consolidated Financial Statements under “—Litigation and Regulatory Matters” for a description of material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, which is incorporated herein by reference.
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
Date: August 13, 2015