Form 10-Q
period 2015-09-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2015-11-12
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________________
FORM 10-Q
 ______________________________________
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of November 12, 2015, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding. As of such date, Pruco Life Insurance Company, an Arizona corporation, owned all of the Registrant’s Common Stock.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

		Page Number
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements:	4

	Unaudited Interim Consolidated Statements of Financial Position as of September 30, 2015 and December 31, 2014	4

	Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014	5

	Unaudited Interim Consolidated Statements of Equity for the nine months ended September 30, 2015 and 2014	6

	Unaudited Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014	7

	Notes to Unaudited Interim Consolidated Financial Statements	9

	1. Business and Basis of Presentation	9

	2. Significant Accounting Policies and Pronouncements	9

	3. Investments	10

	4. Fair Value of Assets and Liabilities	20

	5. Derivative Instruments	35

	6. Commitments, Contingent Liabilities and Litigation and Regulatory Matters	41

	7. Related Party Transactions	42

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57

Item 4.	Controls and Procedures	57

PART II—OTHER INFORMATION		58

Item 1.	Legal Proceedings	58

Item 1A.	Risk Factors	58

Item 6.	Exhibits	59

SIGNATURES		60

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Financial Position
September 30, 2015 and December 31, 2014 (in thousands, except share amounts)

	September 30,	December 31,
	2015	2014
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2015–$1,038,540; 2014–$911,279)	$1,068,826	$973,483
Equity securities, available-for-sale, at fair value (cost: 2015–$20,269; 2014–$8,291)	18,696	8,295
Trading account assets, at fair value	15,776	9,679
Policy loans	184,424	182,560
Short-term investments	27,175	15,469
Commercial mortgage and other loans	264,292	283,057
Other long-term investments	54,836	47,855
Total investments	1,634,025	1,520,398
Cash and cash equivalents	101,373	100,919
Deferred policy acquisition costs	448,631	457,420
Accrued investment income	16,361	14,768
Reinsurance recoverables	1,597,325	1,436,470
Receivables from parent and affiliates	40,755	42,825
Deferred sales inducements	62,457	76,534
Income taxes receivable	10,035	—
Other assets	6,600	8,161
Separate account assets	11,223,538	11,376,940
TOTAL ASSETS	$15,141,100	$15,034,435
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$1,632,554	$1,475,803
Future policy benefits and other policyholder liabilities	1,456,643	1,342,111
Cash collateral for loaned securities	3,769	4,455
Income taxes	—	11,672
Short-term debt to affiliates	11,000	24,000
Long-term debt to affiliates	97,000	97,000
Payables to parent and affiliates	6,424	7,309
Other liabilities	87,251	80,138
Separate account liabilities	11,223,538	11,376,940
TOTAL LIABILITIES	14,518,179	14,419,428
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)
EQUITY
Common stock ($5 par value; 400,000 shares authorized; issued and outstanding)	2,000	2,000
Additional paid-in capital	208,314	210,818
Retained earnings	393,753	368,450
Accumulated other comprehensive income	18,854	33,739
TOTAL EQUITY	622,921	615,007
TOTAL LIABILITIES AND EQUITY	$15,141,100	$15,034,435
See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2015 and 2014 (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUES
Premiums	$3,737	$3,305	$11,020	$9,279
Policy charges and fee income	41,679	35,685	145,551	131,158
Net investment income	17,050	16,954	50,905	50,954
Asset administration fees	9,108	9,362	29,975	28,165
Other income	(234)	725	2,114	2,269
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(1,035)	—	(1,093)	(103)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	—	—	32	79
Other realized investment gains (losses), net	(41,100)	(20,986)	(5,209)	(43,412)
Total realized investment gains (losses), net	(42,135)	(20,986)	(6,270)	(43,436)
TOTAL REVENUES	29,205	45,045	233,295	178,389
BENEFITS AND EXPENSES
Policyholders’ benefits	(19)	(64)	21,597	17,381
Interest credited to policyholders’ account balances	18,011	11,539	41,307	31,912
Amortization of deferred policy acquisition costs	33,707	7,044	61,787	19,502
General, administrative and other expenses	24,869	25,915	77,009	72,078
TOTAL BENEFITS AND EXPENSES	76,568	44,434	201,700	140,873
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(47,363)	611	31,595	37,516
Income tax expense (benefit)	(10,291)	(4,121)	6,292	2,973
NET INCOME (LOSS)	$(37,072)	$4,732	$25,303	$34,543
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(9)	(76)	(67)	(83)
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	759	(2,982)	(21,872)	22,449
Reclassification adjustment for (gains) losses included in net income	718	(1,507)	(961)	(3,941)
Net unrealized investment gains (losses)	1,477	(4,489)	(22,833)	18,508
Other comprehensive income (loss), before tax	1,468	(4,565)	(22,900)	18,425
Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	(3)	(27)	(23)	(29)
Net unrealized investment gains (losses)	517	(1,571)	(7,992)	6,478
Total	514	(1,598)	(8,015)	6,449
Other comprehensive income (loss), net of tax	954	(2,967)	(14,885)	11,976
COMPREHENSIVE INCOME (LOSS)	$(36,118)	$1,765	$10,418	$46,519
See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Equity
Nine Months Ended September 30, 2015 and 2014 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2014	$2,000	$210,818	$368,450	$33,739	$615,007
Contributed (distributed) capital - parent/child asset transfers	—	(2,504)	—	—	(2,504)
Comprehensive income (loss):
Net income (loss)	—	—	25,303	—	25,303
Other comprehensive income (loss), net of tax	—	—	—	(14,885)	(14,885)
Total comprehensive income (loss)					10,418
Balance, September 30, 2015	$2,000	$208,314	$393,753	$18,854	$622,921

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2013	$2,000	$211,147	$420,185	$17,101	$650,433
Dividend to parent	—	—	(80,000)	—	(80,000)
Comprehensive income (loss):
Net income (loss)	—	—	34,543	—	34,543
Other comprehensive income (loss), net of tax	—	—	—	11,976	11,976
Total comprehensive income (loss)					46,519
Balance, September 30, 2014	$2,000	$211,147	$374,728	$29,077	$616,952

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2015 and 2014 (in thousands)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,303	$34,543
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	8,049	5,452
Interest credited to policyholders’ account balances	41,307	31,912
Realized investment (gains) losses, net	6,270	43,436
Amortization and other non-cash items	(6,714)	(9,588)
Change in:
Future policy benefits and other insurance liabilities	111,221	104,427
Reinsurance recoverables	(99,479)	(86,971)
Accrued investment income	(1,593)	753
Net payable to/receivable from parent and affiliates	(729)	(4,836)
Deferred policy acquisition costs	17,683	(24,840)
Income taxes	(12,344)	(7,303)
Deferred sales inducements	(578)	(667)
Derivatives, net	848	1,555
Other, net	6,601	(21,985)
Cash flows from (used in) operating activities	$95,845	$65,888
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$84,580	$131,366
Short-term investments	71,370	28,740
Policy loans	16,867	21,835
Ceded policy loans	(912)	(3,211)
Commercial mortgage and other loans	19,145	14,425
Other long-term investments	2,489	1,307
Equity securities, available-for-sale	105	2,058
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(206,949)	(140,278)
Short-term investments	(81,571)	(56,875)
Policy loans	(16,035)	(17,408)
Ceded policy loans	2,535	1,670
Commercial mortgage and other loans	(178)	(5,468)
Other long-term investments	(1,102)	(1,818)
Equity securities, available-for-sale	(12,032)	(13,551)
Trading account assets	(5,999)	—
Notes receivable from parent and affiliates, net	1,967	(2,578)
Derivatives, net	92	(172)
Other, net	(48)	174
Cash flows from (used in) investing activities	$(125,676)	$(39,784)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	$285,956	$198,424
Ceded policyholders’ account deposits	(105,246)	(63,261)
Policyholders’ account withdrawals	(133,367)	(96,685)

Ceded policyholders’ account withdrawals	3,945	5,631
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(687)	2,883
Dividend to parent	—	(80,000)
Contributed (distributed) capital - parent/child asset transfers	(3,852)	—
Proceeds from the issuance of debt (maturities longer than 90 days)	26,000	—
Repayments of debt (maturities longer than 90 days)	(39,000)	—
Drafts outstanding	(3,464)	(3,210)
Cash flows from (used in) financing activities	$30,285	$(36,218)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	454	(10,114)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	100,919	40,641
CASH AND CASH EQUIVALENTS, END OF PERIOD	$101,373	$30,527
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
Future Adoption of New Accounting Pronouncements
In May 2014, the FASB issued updated guidance on accounting for revenue recognition. The guidance is based on the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from cost incurred to obtain or fulfill a contract. Revenue recognition for insurance contracts is explicitly scoped out of the guidance. In August 2015, the FASB issued an update to defer the original effective date of this guidance. As a result of the deferral, the new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017 and must be applied using one of two retrospective application methods. Early adoption is permitted for only annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.
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
3.    INVESTMENTS
Fixed Maturities and Equity Securities
The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$23,686	$3,609	$—	$27,295	$—
Obligations of U.S. states and their political subdivisions	119,424	2,016	979	120,461	—
Foreign government bonds	7,985	49	940	7,094	—
Public utilities	139,444	7,226	1,417	145,253	—
All other corporate securities	631,213	26,573	11,668	646,118	(45)
Asset-backed securities (1)	49,897	732	154	50,475	(79)
Commercial mortgage-backed securities	48,514	3,016	2	51,528	—
Residential mortgage-backed securities (2)	18,377	2,225	—	20,602	(186)
Total fixed maturities, available-for-sale	$1,038,540	$45,446	$15,160	$1,068,826	$(310)
Equity securities, available-for-sale
Common stocks:
Mutual funds	$20,269	$59	$1,632	$18,696
Non-redeemable preferred stocks	—	—	—	—
Total equity securities, available-for-sale	$20,269	$59	$1,632	$18,696

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The amortized cost and fair value of fixed maturities by contractual maturities at September 30, 2015, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$64,559	$63,211
Due after one year through five years	218,749	230,614
Due after five years through ten years	154,395	158,321
Due after ten years	484,049	494,075
Asset-backed securities	49,897	50,475
Commercial mortgage-backed securities	48,514	51,528
Residential mortgage-backed securities	18,377	20,602
Total	$1,038,540	$1,068,826
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
The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$1,967	$1,849	$3,233	$43,281
Proceeds from maturities/repayments	24,352	30,285	81,208	87,989
Gross investment gains from sales, prepayments, and maturities	265	1,507	1,970	4,157
Gross investment losses from sales and maturities	—	—	—	(249)
Equity securities, available-for-sale
Proceeds from sales	$105	$—	$105	$2,058
Gross investment gains from sales	52	—	52	58
Gross investment losses from sales	—	—	—	—
Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(1,035)	$—	$(1,061)	$(25)
Writedowns for impairments on equity securities	—	—	—	—

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
	(in thousands)
Balance, beginning of period	$669	$663
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(13)	(32)
Additional credit loss impairments recognized in the current period on securities previously impaired	(1)	26
Increases due to the passage of time on previously recorded credit losses	7	14
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(2)	(11)
Balance, end of period	$660	$660

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
	(in thousands)
Balance, beginning of period	$680	$716
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(9)	(27)
Increases due to the passage of time on previously recorded credit losses	5	12
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(2)	(27)
Balance, end of period	$674	$674
Trading Account Assets
The following table sets forth the composition of “Trading account assets” as of the dates indicated:

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities	$10,000	$8,726	$10,000	$9,679
Equity securities	5,999	7,050	—	—
Total trading account assets	$15,999	$15,776	$10,000	$9,679
The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income” was $(0.8) million for the three months ended September 30, 2015 and $0.1 million for the nine months ended September 30, 2015. There were no trading account assets as of September 30, 2014.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans
The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	September 30, 2015		December 31, 2014
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$82,753	32.2%	$89,817	32.6%
Retail	63,204	24.7	64,149	23.3
Industrial	30,673	12.0	35,190	12.8
Office	24,952	9.7	29,997	10.9
Other	17,869	7.0	18,061	6.6
Hospitality	23,316	9.1	23,725	8.6
Total commercial mortgage loans	242,767	94.7	260,939	94.8
Agricultural property loans	13,586	5.3	14,479	5.2
Total commercial mortgage and agricultural property loans by property type	256,353	100.0%	275,418	100.0%
Valuation allowance	(471)		(771)
Total net commercial mortgage and agricultural property loans by property type	255,882		274,647
Other Loans
Uncollateralized loans	8,410		8,410
Valuation allowance	—		—
Total other loans	8,410		8,410
Total commercial mortgage and other loans	$264,292		$283,057
The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States with the largest concentrations in Illinois (16%), Texas (15%), and New York (10%) at September 30, 2015.
Activity in the allowance for credit losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Allowance for credit losses, beginning of year	$771	$1,785
Addition to (release of) allowance for losses	(300)	(1,014)
Total ending balance (1)	$471	$771

(1)	Agricultural loans represent less than $0.1 million of the ending allowance at both September 30, 2015 and December 31, 2014.
The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	September 30, 2015	December 31, 2014
	(in thousands)
Allowance for Credit Losses:
Individually evaluated for impairment (1)	$—	$—
Collectively evaluated for impairment (2)	471	771
Total ending balance	$471	$771
Recorded Investment: (3)
Gross of reserves: individually evaluated for impairment (1)	$—	$—
Gross of reserves: collectively evaluated for impairment (2)	264,763	283,828
Total ending balance, gross of reserves	$264,763	$283,828

(1)	There were no loans individually evaluated for impairment as of both September 30, 2015 and December 31, 2014.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(2)
Agricultural loans collectively evaluated for impairment had a recorded investment of $13.6 million and $14.5 million as of September 30, 2015 and December 31, 2014, respectively, and an allowance of less than $0.1 million for both periods. Uncollateralized loans collectively evaluated for impairment had a recorded investment of $8.4 million as of both September 30, 2015 and December 31, 2014, and no related allowance for both periods.

(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. There were no impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and no related allowance for losses, as of both September 30, 2015 and December 31, 2014. Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investments. See Note 2 to the Company's Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014 for information regarding the Company’s accounting policies for non-performing loans.
The following tables set forth certain key credit quality indicators based upon the recorded investment gross of allowance for credit losses as of the dates indicated:
Total commercial mortgage and agricultural property loans

	Debt Service Coverage Ratio - September 30, 2015
	Greater than 1.2X	1.0X to < 1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$165,987	$—	$—	$165,987
60%-69.99%	73,063	—	—	73,063
70%-79.99%	8,314	4,559	—	12,873
Greater than 80%	—	2,951	1,479	4,430
Total commercial mortgage and agricultural property loans	$247,364	$7,510	$1,479	$256,353

	Debt Service Coverage Ratio - December 31, 2014
	Greater than 1.2X	1.0X to < 1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$162,454	$—	$1,634	$164,088
60%-69.99%	84,761	—	4,878	89,639
70%-79.99%	14,389	2,796	—	17,185
Greater than 80%	2,991	—	1,515	4,506
Total commercial mortgage and agricultural property loans	$264,595	$2,796	$8,027	$275,418
As of both September 30, 2015 and December 31, 2014, all commercial mortgage and other loans were in current status. The Company defines current in its aging of past due commercial mortgage and other loans as less than 30 days past due.
There were no commercial mortgage and other loans in nonaccrual status as of both September 30, 2015 and December 31, 2014. Nonaccrual loans are those on which the accrual of interest has been suspended after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability and loans for which a loan specific reserve has been established. See Note 2 to the Company's Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, for further discussion regarding nonaccrual status loans.
For the three and nine months ended September 30, 2015 and 2014, there were no commercial mortgage and other loans acquired, other than those through direct origination, nor were there any commercial mortgage and other loans sold.
The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both September 30, 2015 and December 31, 2014, the Company had no significant commitments to fund to borrowers that have been involved in a troubled debt restructuring. During the three and nine months ended September 30, 2015 and 2014, there were no new troubled debt restructurings related to commercial mortgage and other loans, and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the 12 months preceding each respective period. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Company's Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.
As of both September 30, 2015 and December 31, 2014, the Company did not have any foreclosed residential real estate property.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income
Net investment income for the three and nine months ended September 30, 2015 and 2014, was from the following sources:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Fixed maturities, available-for-sale	$11,507	$10,777	$33,256	$33,168
Trading account assets	247	—	619	—
Commercial mortgage and other loans	3,474	3,538	9,942	10,297
Policy loans	2,620	2,574	7,725	7,543
Short-term investments and cash equivalents	61	21	131	51
Other long-term investments	81	885	1,963	2,363
Gross investment income	17,990	17,795	53,636	53,422
Less: investment expenses	(940)	(841)	(2,731)	(2,468)
Net investment income	$17,050	$16,954	$50,905	$50,954
Realized Investment Gains (Losses), Net
Realized investment gains (losses), net, for the three and nine months ended September 30, 2015 and 2014, were from the following sources:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Fixed maturities	$(770)	$1,507	$909	$3,883
Equity securities	52	—	52	58
Commercial mortgage and other loans	33	999	300	999
Short-term investments and cash equivalents	—	—	—	2
Joint ventures and limited partnerships	23	—	188	—
Derivatives	(41,473)	(23,492)	(7,719)	(48,378)
Realized investment gains (losses), net	$(42,135)	$(20,986)	$(6,270)	$(43,436)
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the nine months ended September 30, 2015 and 2014, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2014	$(13)	$33,752	$33,739
Change in other comprehensive income (loss) before reclassifications	(67)	(21,872)	(21,939)
Amounts reclassified from AOCI	—	(961)	(961)
Income tax benefit (expense)	23	7,992	8,015
Balance, September 30, 2015	$(57)	$18,911	$18,854

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2013	$68	$17,033	$17,101
Change in other comprehensive income (loss) before reclassifications	(83)	22,449	22,366
Amounts reclassified from AOCI	—	(3,941)	(3,941)
Income tax benefit (expense)	29	(6,478)	(6,449)
Balance, September 30, 2014	$14	$29,063	$29,077

(1)
Includes cash flow hedges of $4.9 million and $0.2 million as of September 30, 2015 and December 31, 2014, respectively and $(1.4) million and $(3.1) million as of September 30, 2014 and December 31, 2013, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate (3)	$219	$360
Net unrealized investment gains (losses) on available-for-sale securities (4)	(937)	601
Total net unrealized investment gains (losses)	(718)	961
Total reclassifications for the period	$(718)	$961

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 5 for additional information on cash flow hedges.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders' Account Balances (1)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2014	$225	$(551)	$122	$70	$(134)
Net investment gains (losses) on investments arising during the period	(17)	—	—	6	(11)
Reclassification adjustment for (gains) losses included in net income	13	—	—	(5)	8
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	—	723	—	(253)	470
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	—	—	28	(10)	18
Balance, September 30, 2015	$221	$172	$150	$(192)	$351

(1)	Balances are net of reinsurance.
All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments (1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders' Account Balances (2)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2014	$63,363	$(16,175)	$4,942	$(18,244)	$33,886
Net investment gains (losses) on investments arising during the period	(27,942)	—	—	9,781	(18,161)
Reclassification adjustment for (gains) losses included in net income	(974)	—	—	341	(633)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	—	8,608	—	(3,013)	5,595
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	—	—	(3,272)	1,145	(2,127)
Balance, September 30, 2015	$34,447	$(7,567)	$1,670	$(9,990)	$18,560

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.

(2)	Balances are net of reinsurance.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments by Asset Class
The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	September 30,	December 31,
	2015	2014
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$221	$225
Fixed maturity securities, available-for-sale - all other	30,065	61,979
Equity securities, available-for-sale	(1,573)	4
Derivatives designated as cash flow hedges (1)	4,894	159
Other investments	1,061	1,221
Net unrealized gains (losses) on investments	$34,668	$63,588

(1)	See Note 5 for more information on cash flow hedges.
Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities
The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2015
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$—	$—	$—	$—	$—
Obligations of U.S. states and their political subdivisions	45,057	979	—	—	45,057	979
Foreign government bonds	4,669	940	—	—	4,669	940
Public utilities	28,811	1,417	—	—	28,811	1,417
All other corporate securities	160,652	9,107	15,449	2,561	176,101	11,668
Asset-backed securities	10,940	68	10,702	86	21,642	154
Commercial mortgage-backed securities	—	—	402	2	402	2
Residential mortgage-backed securities	—	—	—	—	—	—
Total	$250,129	$12,511	$26,553	$2,649	$276,682	$15,160
Equity securities, available-for-sale	$14,680	$1,474	$1,842	$158	$16,522	$1,632

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2014
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$—	$—	$—	$—	$—
Obligations of U.S. states and their political subdivisions	—	—	—	—	—	—
Foreign government bonds	—	—	—	—	—	—
Public utilities	4,733	21	—	—	4,733	21
All other corporate securities	28,586	1,556	21,517	355	50,103	1,911
Asset-backed securities	1,988	5	11,387	147	13,375	152
Commercial mortgage-backed securities	9,016	9	402	4	9,418	13
Residential mortgage-backed securities	456	8	—	—	456	8
Total	$44,779	$1,599	$33,306	$506	$78,085	$2,105
Equity securities, available-for-sale	$5,882	$118	$—	$—	$5,882	$118
The gross unrealized losses on fixed maturity securities as of September 30, 2015 and December 31, 2014, were composed of $11.8 million and $1.2 million related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $3.4 million and $0.9 million related to other than high or highest quality securities based on NAIC or equivalent rating, respectively. As of September 30, 2015, the $2.6 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical, finance and foreign agencies and energy sectors of the Company’s corporate securities. As of December 31, 2014, the $0.5 million of gross unrealized losses of twelve months or more were concentrated in the consumer cyclical and finance sectors of the Company’s corporate securities and in asset-backed securities. In accordance with its policy described in Note 2 to the Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted as of September 30, 2015 or December 31, 2014. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to general credit spread widening and foreign currency exchange rate movements. As of September 30, 2015, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis.
As of September 30, 2015 and December 31, 2014, none of the gross unrealized losses related to equity securities represented declines in value of greater than 20%. In accordance with its policy described in Note 2 to the Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted as of September 30, 2015 or December 31, 2014.
Securities Lending and Repurchase Agreements
In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of September 30, 2015, the Company had $4 million of securities lending transactions recorded as "Cash collateral loaned for securities," all of which were corporate securities. The remaining contractual maturity of all securities lending transactions is overnight and continuous. As of September 30, 2015, the Company had no repurchase transactions.
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

	September 30, 2015
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$27,295	$—	$—	$27,295
Obligations of U.S. states and their political subdivisions	—	120,461	—	—	120,461
Foreign government bonds	—	7,094	—	—	7,094
Corporate securities	—	778,002	13,369	—	791,371
Asset-backed securities	—	29,039	21,436	—	50,475
Commercial mortgage-backed securities	—	51,528	—	—	51,528
Residential mortgage-backed securities	—	20,602	—	—	20,602
Sub-total	—	1,034,021	34,805	—	1,068,826
Trading account assets:
Corporate securities	—	8,726	—	—	8,726
Equity securities	—	—	7,050	—	7,050
Sub-total	—	8,726	7,050	—	15,776
Equity securities, available-for-sale	—	18,696	—	—	18,696
Short-term investments	25,675	1,500	—	—	27,175
Cash equivalents	—	38,994	—	—	38,994
Other long-term investments	—	15,438	240	(392)	15,286
Reinsurance recoverables	—	—	384,334	—	384,334
Receivables from parent and affiliates	—	11,489	2,535	—	14,024
Sub-total excluding separate account assets	25,675	1,128,864	428,964	(392)	1,583,111
Separate account assets (2)	—	11,216,417	7,121	—	11,223,538
Total assets	$25,675	$12,345,281	$436,085	$(392)	$12,806,649
Future policy benefits (3)	$—	$—	$485,924	$—	$485,924
Other liabilities	—	392	—	(392)	—
Total liabilities	$—	$392	$485,924	$(392)	$485,924

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2014
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$27,581	$—	$—	$27,581
Obligations of U.S. states and their political subdivisions	—	41,189	—	—	41,189
Foreign government bonds	—	6,493	—	—	6,493
Corporate securities	—	745,717	10,796	—	756,513
Asset-backed securities	—	29,120	10,092	—	39,212
Commercial mortgage-backed securities	—	78,084	—	—	78,084
Residential mortgage-backed securities	—	24,411	—	—	24,411
Sub-total	—	952,595	20,888	—	973,483
Trading account assets:
Corporate securities	—	9,679	—	—	9,679
Equity securities	—	—	—	—	—
Sub-total	—	9,679	—	—	9,679
Equity securities, available-for-sale	—	8,203	92	—	8,295
Short-term investments	470	14,999	—	—	15,469
Cash equivalents	40,000	21,259	—	—	61,259
Other long-term investments	—	8,753	253	(1,424)	7,582
Reinsurance recoverables	—	—	339,982	—	339,982
Receivables from parent and affiliates	—	10,013	4,594	—	14,607
Sub-total excluding separate account assets	40,470	1,025,501	365,809	(1,424)	1,430,356
Separate account assets (2)	—	11,370,061	6,879	—	11,376,940
Total assets	$40,470	$12,395,562	$372,688	$(1,424)	$12,807,296
Future policy benefits (3)	$—	$—	$428,837	$—	$428,837
Other liabilities	—	1,424	—	(1,424)	—
Total liabilities	$—	$1,424	$428,837	$(1,424)	$428,837

(1)	“Netting” amounts represent the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

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

(3)
As of September 30, 2015, the net embedded derivative liability position of $486 million includes $66 million of embedded derivatives in an asset position and $552 million of embedded derivatives in a liability position. As of December 31, 2014, the net embedded derivative liability position of $429 million includes $62 million of embedded derivatives in an asset position and $491 million of embedded derivatives in a liability position.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of September 30, 2015 and December 31, 2014, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.
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
Trading Account Assets - Trading account assets consist of corporate and equity securities, whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and below under “Equity Securities”.
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
Derivative Instruments – Derivatives are recorded at fair value either as assets within “Other long-term investments”, or as liabilities within “Payables to parent and affiliates”, except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility, expected returns, non-performance risk (“NPR”), liquidity and other factors.
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
Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models, such as Monte Carlo simulation models and other techniques that utilize significant unobservable inputs. Level 3 methodologies are validated

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

through periodic comparison of the Company’s fair values to external broker-dealer values. As of September 30, 2015 and December 31, 2014, all derivatives were classified within Level 2. See Note 5 for more details on the fair value of derivative instruments by primary underlying.
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
Receivables from Parent and Affiliates – Receivables from parent and affiliates carried at fair values include affiliated bonds within the Company’s legal entity whose fair value are determined consistent with similar securities described above under “Fixed Maturity Securities” managed by affiliated asset managers.
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
Transfers between Levels 1 and 2 – Overall, transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. During the three and nine months ended September 30, 2015 there were no transfers between Levels 1 and 2. During the three months ended September 30, 2014, there were no transfers between Level 1 and Level 2. During the nine months ended September 30, 2014, $0.2 million transferred from Level 1 to Level 2.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Level 3 Assets and Liabilities by Price Source – The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	September 30, 2015
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$13,000	$369	$13,369
Asset-backed securities	77	21,359	21,436
Equity securities	—	7,050	7,050
Other long-term investments	—	240	240
Reinsurance recoverables	384,334	—	384,334
Receivables from parent and affiliates	—	2,535	2,535
Subtotal excluding separate account assets	397,411	31,553	428,964
Separate account assets	7,121	—	7,121
Total assets	$404,532	$31,553	$436,085
Future policy benefits	$485,924	$—	$485,924
Total liabilities	$485,924	$—	$485,924

	December 31, 2014
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$10,258	$538	$10,796
Asset-backed securities	101	9,991	10,092
Equity securities	92	—	92
Other long-term investments	—	253	253
Reinsurance recoverables	339,982	—	339,982
Receivables from parent and affiliates	—	4,594	4,594
Subtotal excluding separate account assets	350,433	15,376	365,809
Separate account assets	6,879	—	6,879
Total assets	$357,312	$15,376	$372,688
Future policy benefits	$428,837	$—	$428,837
Total liabilities	$428,837	$—	$428,837

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

	September 30, 2015
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:
Corporate securities	$13,000	Discounted cash flow	Discount rate	7.04%	7.04%	7.04%	Decrease
Reinsurance recoverables	$384,334	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits (2)	$485,924	Discounted cash flow	Lapse rate (3)	0%	14%		Decrease
			NPR spread (4)	0.03%	1.85%		Decrease
			Utilization rate (5)	56%	96%		Increase
			Withdrawal rate (6)	74%	100%		Increase
			Mortality rate (7)	0%	14%		Decrease
			Equity Volatility curve	20%	29%		Increase

	December 31, 2014
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:
Corporate securities	$10,258	Discounted cash flow	Discount rate	10.47%	10.55%	10.48%	Decrease
Reinsurance recoverables	$339,982	Fair values are determined in the same manner as future policy benefits.
Liabilities:
Future policy benefits (2)	$428,837	Discounted cash flow	Lapse rate (3)	0%	14%		Decrease
			NPR spread (4)	0%	1.30%		Decrease
			Utilization rate (5)	63%	96%		Increase
			Withdrawal rate (6)	74%	100%		Increase
			Mortality rate (7)	0%	14%		Decrease
			Equity volatility curve	17%	28%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.

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
Real Estate and Other Invested Assets – Separate account assets include $7.1 million and $6.9 million of investments in real estate as of both September 30, 2015 and December 31, 2014, respectively, that are classified as Level 3 and reported at fair value which is determined by the Company’s equity in net assets of the entities. In general, these fair value estimates of real estate are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments are typically included in the Level 3 classification. Key unobservable inputs to real estate valuation include capitalization rates, which ranged from 4.75% to 10.00% (6.16% weighted average) as of September 30, 2015 and 5.00% to 10.00% (6.68% weighted average) as of December 31, 2014 and discount rates which ranged from 6.00% to 11.00% (6.98% weighted average) as of September 30, 2015 and 6.75% to 11.00% (7.66% weighted average) as of December 31, 2014.
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in Level 3 assets and liabilities – The following tables provide summaries of the changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods:

	Three Months Ended September 30, 2015
	Fixed Maturities Available-For-Sale
	Corporate Securities	Asset-Backed Securities	Trading Account Assets - Equity Securities	Equity Securities, Available-for-Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$9,662	$26,389	$7,097	$99
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(1,102)	3	—	52
Asset management fees and other income	—	—	(47)	—
Included in other comprehensive income (loss)	185	(77)	—	(39)
Net investment income	(24)	28	—	(7)
Purchases	9,634	—	—	—
Sales	(37)	(1,500)	—	—
Issuances	—	—	—	—
Settlements	(4,949)	(768)	—	(105)
Transfers into Level 3 (2)	—	94	—	—
Transfers out of Level 3 (2)	—	(2,733)	—	—
Fair Value, end of period assets/(liabilities)	$13,369	$21,436	$7,050	$—
Unrealized gains (losses) for assets still held (3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—
Asset management fees and other income	$—	$—	$(47)	$—

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2015
	Other Long-Term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$255	$204,998	$1,553	$6,922	$(261,502)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	166,280	—	—	(208,253)
Asset management fees and other income	(11)	—	—	—	—
Interest credited to policyholders’ account balances	—	—	—	199	—
Included in other comprehensive income (loss)	—	—	5	—	—
Net investment income	4	—	—	—	—
Purchases	8	13,056	—	—	—
Sales	—	—	—	—	—
Issuances	—	—	—	—	(16,169)
Settlements	(16)	—	—	—	—
Transfers into Level 3 (2)	—	—	1,974	—	—
Transfers out of Level 3 (2)	—	—	(997)	—	—
Fair Value, end of period assets/(liabilities)	$240	$384,334	$2,535	$7,121	$(485,924)
Unrealized gains (losses) for assets/liabilities still held (3):
Included in earnings:
Realized investment gains (losses), net	$—	$169,698	$—	$—	$(210,030)
Asset management fees and other income	$(11)	$—	$—	$—	$—
Interest credited to policyholders’ account balances	$—	$—	$—	$200	$—

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2015
	Fixed Maturities Available-For-Sale
	Corporate Securities	Asset-Backed Securities	Trading Account Assets - Equity Securities	Equity Securities, Available-for-Sale	Receivables from Parent and Affiliates
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$10,796	$10,092	$—	$92	$4,594
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(1,040)	3	—	52	—
Asset management fees and other income	—	—	1,051	—	—
Interest credited to policyholders’ account balances	—	—	—	—	—
Included in other comprehensive income (loss)	(137)	6	—	(39)	(31)
Net investment income	(23)	19	—	—	—
Purchases	10,012	17,233	—	—	—
Sales	(69)	(1,500)	—	—	—
Issuances	—	—	—	—	—
Settlements	(5,642)	(772)	—	(105)	—
Transfers into Level 3 (2)	—	4,959	—	—	2,967
Transfers out of Level 3 (2)	(528)	(8,604)	—	—	(4,995)
Other (4)	—	—	5,999	—	—
Fair Value, end of period assets/(liabilities)	$13,369	$21,436	$7,050	$—	$2,535
Unrealized gains (losses) for assets still held (3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—	$—
Asset management fees and other income	$—	$—	$1,051	$—	$—

	Nine Months Ended September 30, 2015
	Other Long-Term Investments	Reinsurance Recoverables	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$253	$339,982	$6,879	$(428,837)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	5,883	—	(9,591)
Asset management fees and other income	(9)	—	—	—
Interest credited to policyholders’ account balances	—	—	242	—
Included in other comprehensive income (loss)	—	—	—	—
Net investment income	7	—	—	—
Purchases	8	38,469	—	—
Sales	—	—	—	—
Issuances	—	—	—	(47,496)
Settlements	(19)	—	—	—
Transfers into Level 3 (2)	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—
Fair Value, end of period assets/(liabilities)	$240	$384,334	$7,121	$(485,924)
Unrealized gains (losses) for assets/liabilities still held (3):
Included in earnings:
Realized investment gains (losses), net	$—	$11,743	$—	$(17,110)
Asset management fees and other income	$(9)	$—	$—	$—
Interest credited to policyholders’ account balances	$—	$—	$242	$—

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2014
	Fixed Maturities Available-For-Sale
	Corporate Securities	Asset-Backed Securities	Equity Securities, Available-for-Sale	Receivables from Parent and Affiliates
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$4,830	$11,706	$85	$7,657
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	150	—	—	—
Asset management fees and other income	—	—	—	—
Included in other comprehensive income (loss)	945	(5)	3	(58)
Net investment income	10	(16)	—	—
Purchases	5,161	—	—	—
Sales	(202)	—	—	—
Issuances	—	—	—	—
Settlements	—	(96)	—	—
Transfers into Level 3 (2)	537	126	—	—
Transfers out of Level 3 (2)	—	(877)	—	(2,964)
Fair Value, end of period assets/(liabilities)	$11,431	$10,838	$88	$4,635
Unrealized gains (losses) for assets still held (3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—

	Three Months Ended September 30, 2014
	Reinsurance Recoverables	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$106,872	$6,697	$(137,875)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	72,476	—	(93,948)
Interest credited to policyholders’ account balances	—	127	—
Included in other comprehensive income (loss)	—	—	—
Net investment income	—	—	—
Purchases	12,061	—	—
Sales	—	—	—
Issuances	—	—	(14,540)
Settlements	—	—	—
Transfers into Level 3 (2)	—	—	—
Transfers out of Level 3 (2)	—	—	—
Fair Value, end of period assets/(liabilities)	$191,409	$6,824	$(246,363)
Unrealized gains (losses) for assets/liabilities still held (3):
Included in earnings:
Realized investment gains (losses), net	$76,894	$—	$(93,600)
Interest credited to policyholders’ account balances	$—	$127	$—

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2014
	Fixed Maturities Available-For-Sale
	Corporate Securities	Asset-Backed Securities	Equity Securities, Available-for-Sale	Receivables from Parent and Affiliates
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$4,362	$16,023	$79	$3,138
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	150	46	—	—
Included in other comprehensive income (loss)	964	1	9	(42)
Net investment income	26	45	—	—
Purchases	6,516	—	—	4,000
Sales	(254)	—	—	—
Issuances	—	—	—	—
Settlements	—	(5,738)	—	—
Transfers into Level 3 (2)	537	7,938	—	992
Transfers out of Level 3 (2)	(870)	(7,477)	—	(3,453)
Fair Value, end of period assets/(liabilities)	$11,431	$10,838	$88	$4,635
Unrealized gains (losses) for assets still held (3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—
Asset management fees and other income	$—	$—	$—	$—

	Nine Months Ended September 30, 2014
	Reinsurance Recoverables	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$(43,340)	$6,692	$38,190
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	199,519	—	(242,501)
Interest credited to policyholders’ account balances	—	132	—
Included in other comprehensive income (loss)	—	—	—
Net investment income	—	—	—
Purchases	35,230	—	—
Sales	—	—	—
Issuances	—	—	(42,052)
Settlements	—	—	—
Transfers into Level 3 (2)	—	—	—
Transfers out of Level 3 (2)	—	—	—
Fair Value, end of period assets/(liabilities)	$191,409	$6,824	$(246,363)
Unrealized gains (losses) for assets/liabilities still held (3):
Included in earnings:
Realized investment gains (losses), net	$203,423	$—	$(242,414)
Interest credited to policyholders’ account balances	$—	$132	$—

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

(2)	Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfer occurs for any such assets still held at the end of the quarter.

(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(4)	Other primarily represents reclassifications of certain assets between reporting categories.

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

	September 30, 2015
	Fair Value				Carrying Amount (1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$—	$8,647	$263,603	$272,250	$264,292
Policy loans	—	—	184,424	184,424	184,424
Other long-term investments	—	—	1,447	1,447	1,344
Cash and cash equivalents	1,049	61,330	—	62,379	62,379
Accrued investment income	—	16,361	—	16,361	16,361
Receivables from parent and affiliates	—	26,731	—	26,731	26,731
Other assets	—	2,807	—	2,807	2,807
Total assets	$1,049	$115,876	$449,474	$566,399	$558,338
Liabilities:
Policyholders’ account balances - investment contracts	$—	$141,374	$42,242	$183,616	$184,855
Cash collateral for loaned securities	—	3,769	—	3,769	3,769
Short-term debt to affiliates	—	11,077	—	11,077	11,000
Long-term debt to affiliates	—	107,755	—	107,755	97,000
Payables to parent and affiliates	—	6,424	—	6,424	6,424
Other liabilities	—	36,554	—	36,554	36,554
Total liabilities	$—	$306,952	$42,242	$349,195	$339,602

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2014
	Fair Value				Carrying Amount (1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$—	$8	$287,293	$287,301	$283,057
Policy loans	—	—	182,560	182,560	182,560
Other long-term investments	—	—	1,278	1,278	1,128
Cash and cash equivalents	1,612	38,048	—	39,660	39,660
Accrued investment income	—	14,768	—	14,768	14,768
Receivables from parent and affiliates	—	25,148	—	25,148	25,155
Other assets	—	3,141	—	3,141	3,141
Total assets	$1,612	$81,113	$471,131	$553,856	$549,469
Liabilities:
Policyholders’ account balances - investment contracts	$—	$140,116	$10,783	$150,899	$152,557
Cash collateral for loaned securities	—	4,455	—	4,455	4,455
Short-term debt to affiliates	—	24,251	—	24,251	24,000
Long-term debt to affiliates	—	97,862	—	97,862	97,000
Payables to parent and affiliates	—	4,244	—	4,244	4,244
Other liabilities	—	34,432	—	34,432	34,432
Total liabilities	$—	$305,360	$10,783	$316,143	$316,688

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
Other Long-Term Investments
Other long-term investments include investments in joint ventures and limited partnerships. The estimated fair values of these cost method investments are generally based on the Company’s share of the NAV as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments. No such adjustments were made as of September 30, 2015 and December 31, 2014.
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
The table below provides a summary of the gross notional amount and fair value of derivative contracts by the primary underlying, excluding embedded derivatives and associated reinsurance recoverables which are recorded with the associated host. Many derivative instruments contain multiple underlyings. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral held with the same counterparty, and non-performance risk.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2015			December 31, 2014
	Notional	Gross Fair Value		Notional	Gross Fair Value
Primary Underlying		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$54,452	$5,068	$(67)	$44,221	$839	$(690)
Total Qualifying Hedges	$54,452	$5,068	$(67)	$44,221	$839	$(690)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$57,200	$6,808	$—	$57,200	$6,269	$—
Credit
Credit Default Swaps	7,275	327	(283)	7,275	150	(451)
Currency/Interest Rate
Foreign Currency Swaps	24,715	2,978	—	25,370	1,049	(171)
Foreign Currency
Foreign Currency Forwards	562	3	—	—	—	—
Equity
Equity Options	21,253	254	(42)	1,875,551	446	(112)
Total Non-Qualifying Hedges	$111,005	$10,370	$(325)	$1,965,396	$7,914	$(734)
Total Derivatives (1)	$165,457	$15,438	$(392)	$2,009,617	$8,753	$(1,424)

(1)
Excludes embedded derivatives and reinsurance recoverables which contain multiple underlyings. The fair value of the embedded derivatives related to the living benefit feature was a net liability of $486 million and $429 million as of September 30, 2015 and December 31, 2014, respectively, included in “Future policy benefits.” The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re and Pruco Life was an asset of $384 million and $340 million as of September 30, 2015 and December 31, 2014, respectively, included in “Reinsurance recoverables." See Note 7 for additional information on these reinsurance agreements.

Offsetting Assets and Liabilities
The following table presents recognized derivative instruments (excluding embedded derivatives and reinsurance recoverables), and repurchase and reverse repurchase agreements, that are offset in the Unaudited Interim Consolidated Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Unaudited Interim Consolidated Statements of Financial Position.

	September 30, 2015
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$15,438	$(392)	$15,046	$(15,045)	$1
Securities purchased under agreement to resell	61,330	—	61,330	(61,330)	—
Total Assets	$76,768	$(392)	$76,376	$(76,375)	$1
Offsetting of Financial Liabilities:
Derivatives	$392	$(392)	$—	$—	$—
Securities sold under agreement to repurchase	—	—	—	—	—
Total Liabilities	$392	$(392)	$—	$—	$—

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2014
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$8,753	$(1,424)	$7,329	$(7,194)	$135
Securities purchased under agreement to resell	38,048	—	38,048	(38,048)	—
Total Assets	$46,801	$(1,424)	$45,377	$(45,242)	$135
Offsetting of Financial Liabilities:
Derivatives	$1,424	$(1,424)	$—	$—	$—
Securities sold under agreement to repurchase	—	—	—	—	—
Total Liabilities	$1,424	$(1,424)	$—	$—	$—

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

	Three Months Ended September 30, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$—	$68	$151	$2,279
Total cash flow hedges	—	68	151	2,279
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,953	—	—	—
Currency	—	—	—	—
Currency/Interest Rate	1,320	—	14	—
Credit	300	—	—	—
Equity	(688)	—	—	—
Embedded Derivatives	(44,358)	—	—	—
Total non-qualifying hedges	(41,473)	—	14	—
Total	$(41,473)	$68	$165	$2,279

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$—	$176	$184	$4,735
Total cash flow hedges	—	176	184	4,735
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	2,261	—	—	—
Currency	3	—	—	—
Currency/Interest Rate	2,343	—	28	—
Credit	198	—	—	—
Equity	(883)	—	—	—
Embedded Derivatives	(11,641)	—	—	—
Total non-qualifying hedges	(7,719)	—	28	—
Total	$(7,719)	$176	$212	$4,735

	Three Months Ended September 30, 2014
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$—	$(24)	$244	$2,272
Total cash flow hedges	—	(24)	244	2,272
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	90	—	—	—
Currency	—	—	—	—
Currency/Interest Rate	609	—	9	—
Credit	12	—	—	—
Equity	(41)	—	—	—
Embedded Derivatives	(24,162)	—	—	—
Total non-qualifying hedges	(23,492)	—	9	—
Total	$(23,492)	$(24)	$253	$2,272

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2014
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$—	$(52)	$104	$1,625
Total cash flow hedges	—	(52)	104	1,625
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	2,900	—	—	—
Currency	—	—	—	—
Currency/Interest Rate	608	—	8	—
Credit	(139)	—	—	—
Equity	(677)	—	—	—
Embedded Derivatives	(51,070)	—	—	—
Total non-qualifying hedges	(48,378)	—	8	—
Total	$(48,378)	$(52)	$112	$1,625

(1)	Amounts deferred in AOCI.
For the three and nine months ended September 30, 2015 and 2014, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.
Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2014	$159
Net deferred gains (losses) on cash flow hedges from January 1 to September 30, 2015	5,095
Amounts reclassified into current period earnings	(360)
Balance, September 30, 2015	$4,894
As of September 30, 2015 and 2014, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 15 years. Income amounts deferred in AOCI as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” within OCI in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).
Credit Derivatives
The Company has no exposure from credit derivatives where it has written credit protection as of September 30, 2015 and December 31, 2014.
The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of September 30, 2015 and December 31, 2014, the Company had $7 million of outstanding notional amounts, reported at fair value as an asset of less than $1 million as of September 30, 2015 and a liability of less than $1 million for December 31, 2014.

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
Under fair value measurements, the Company incorporates the market’s perception of its own and the counterparty’s non-performance risk in determining the fair value of the portion of its OTC derivative assets and liabilities that are uncollateralized. Credit spreads are applied to the derivative fair values on a net basis by counterparty. To reflect the Company’s own credit spread, a proxy based on relevant debt spreads is applied to OTC derivative net liability positions. Similarly, the Company’s counterparty’s credit spread is applied to OTC derivative net asset positions.
6.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS
Commitments
As of September 30, 2015, there were no outstanding commitments to fund commercial loans. The Company has made commitments to purchase or fund investments, mostly private fixed maturities. As of September 30, 2015, $4 million of this commitment was outstanding.
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
The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of September 30, 2015, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $1 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.
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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million for both the three months ended September 30, 2015 and 2014 and less than $1 million for both the nine months ended September 30, 2015 and 2014. The expense charged to the Company for the deferred compensation program was less than $1 million for both the three months ended September 30, 2015 and 2014 and $1 million for both the nine months ended September 30, 2015 and 2014.
The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $1 million for both the three months ended September 30, 2015 and 2014 and $2 million for both the nine months ended September 30, 2015 and 2014.
Prudential Insurance sponsors voluntary savings plans for its employee’s 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was less than $1 million for both the three months ended September 30, 2015 and 2014 and $1 million for both the nine months ended September 30, 2015 and 2014.
The Company is charged distribution expenses from Prudential Insurance’s agency network for both its life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.
The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $17 million and $21 million for the three months ended September 30, 2015 and 2014, respectively, and $55 million and $62 million for the nine months ended September 30, 2015 and 2014, respectively.
Corporate Owned Life Insurance

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company has sold three Corporate Owned Life Insurance (“COLI”) policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI contracts was $1,590 million at September 30, 2015 and $1,546 million at December 31, 2014. Fees related to these COLI policies were $5 million for both the three months ended September 30, 2015 and 2014 and $17 million and $18 million for the nine months ended September 30, 2015 and 2014, respectively.
Derivative Trades
In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty.
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
Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Reinsurance recoverables	$1,597,325	$1,436,470
Policy loans	(13,316)	(11,388)
Deferred policy acquisition costs	(240,725)	(211,128)
Other liabilities (reinsurance payables)	43,054	37,934

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The reinsurance recoverables by counterparty is broken out below.

	Reinsurance Recoverables
	September 30, 2015	December 31, 2014
	(in thousands)
PARCC	$485,248	$482,487
PAR Term	133,516	116,930
Prudential Insurance	27,273	27,652
PAR U	527,094	446,182
Pruco Life	24,690	17,469
Pruco Re	367,692	332,741
Term Re	27,256	11,039
Unaffiliated	4,556	1,970
Total reinsurance recoverables	$1,597,325	$1,436,470

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts, excluding investment gains (losses) on affiliated asset transfers, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Premiums:
Direct	$50,692	$47,976	$153,807	$144,009
Assumed	—	—	—	—
Ceded	(46,955)	(44,671)	(142,787)	(134,730)
Net Premiums	3,737	3,305	11,020	9,279
Policy charges and fee income:
Direct	78,208	68,220	229,749	209,126
Assumed	—	—	—	—
Ceded	(36,529)	(32,535)	(84,198)	(77,968)
Net policy charges and fee income	41,679	35,685	145,551	131,158
Net investment income:
Direct	17,194	17,161	51,258	51,339
Assumed	—	—	—	—
Ceded	(144)	(207)	(353)	(385)
Net investment income	17,050	16,954	50,905	50,954
Net other income:
Direct	(234)	725	2,114	2,269
Assumed	—	—	—	—
Ceded	—	—	—	—
Net other income	(234)	725	2,114	2,269
Interest credited to policyholders’ account balances:
Direct	20,976	14,242	49,901	39,972
Assumed	—	—	—	—
Ceded	(2,965)	(2,703)	(8,594)	(8,060)
Net interest credited to policyholders’ account balances	18,011	11,539	41,307	31,912
Policyholders’ benefits (including change in reserves):
Direct	54,004	61,678	181,101	167,790
Assumed	—	—	—	—
Ceded	(54,023)	(61,742)	(159,504)	(150,409)
Net policyholders’ benefits (including change in reserves)	(19)	(64)	21,597	17,381
Net reinsurance expense allowances, net of capitalization and amortization	(8,288)	(11,547)	(19,932)	(30,274)
Realized investment gains (losses), net:
Direct	(205,761)	(90,772)	(3,935)	(234,871)
Assumed	—	—	—	—
Ceded	163,626	69,786	(2,335)	191,435
Realized investment gains (losses), net	$(42,135)	$(20,986)	$(6,270)	(43,436)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Substantially all reinsurance contracts are with affiliates as of September 30, 2015 and 2014. The gross and net amounts of life insurance face amount in force as of September 30, were as follows:

	September 30, 2015	September 30, 2014
	(in thousands)

Gross life insurance face amount in force	$119,998,465	$112,884,450
Reinsurance ceded	(109,386,865)	(102,603,657)
Net life insurance face amount in force	$10,611,600	$10,280,793
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
Affiliated Asset Administration Fee Income
The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and Prudential Investments LLC ("Prudential Investments") whereby the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust. Income received from ASTISI and Prudential Investments related to this agreement was $7 million and $8 million for the three months ended September 30, 2015 and 2014, respectively, and $24 million and $23 million for the nine months ended September 30, 2015 and 2014, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).
The Company has a revenue sharing agreement with Prudential Investments, whereby the Company receives fee income based on contractholders’ separate account balances invested in The Prudential Series Fund (“PSF”). Income received from Prudential Investments related to this agreement was $2 million for both the three months ended September 30, 2015 and 2014, and $6 million

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

for both the nine months ended September 30, 2015 and 2014. These revenues are recorded as “Asset administration fees” in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).
Affiliated Investment Management Expenses
In accordance with an agreement with Prudential Investment Management, Inc. (“PIMI”), the Company pays investment management expenses to PIMI who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PIMI related to this agreement were less than $1 million for both the three months ended September 30, 2015 and 2014, and $2 million for both the nine months ended September 30, 2015 and 2014. These expenses are recorded as “Net investment income” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).
Affiliated Asset Transfers
From time to time, the Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades as of September 30, 2015 and December 31, 2014.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	Additional Paid-in Capital, Net of Tax Increase/ (Decrease)	Realized Investment Gain/(Loss)	Derivative Gain/(Loss)
				(in millions)
Prudential Insurance	December-14	Purchase	Commercial Mortgages	$6	$5	$—	$—	$—
Prudential Insurance	March-15	Purchase	Fixed Maturities & Trading Account Assets	24	20	(3)	—	—
Debt Agreements
The Company is authorized to borrow funds up to $200 million from affiliates to meet its capital and other funding needs.
The following table provides the breakout of the Company’s short-term and long-term debt with affiliates:

Affiliate	Date Issued	Amount of Notes - September 30, 2015	Amount of Notes - December 31, 2014	Interest Rate			Date of Maturity
		(in thousands)
Prudential Financial	12/16/2011	22,000	22,000	3.32%	-	3.61%	12/16/15	-	12/16/16
Washington Street Investment	12/17/2012	—	39,000	1.33%	-	1.87%	12/17/15	-	12/17/17
Prudential Financial	11/15/2013	9,000	9,000	2.24%			12/15/18
Prudential Financial	11/15/2013	23,000	23,000	3.19%			12/15/20
Prudential Financial	12/15/2014	5,000	5,000	2.57%			12/15/19
Prudential Financial	12/15/2014	23,000	23,000	3.14%			12/15/21
Prudential Financial	9/21/2015	26,000	—	1.40%	-	1.93%	12/17/16	-	12/17/17
Total Loans Payable to Affiliates		$108,000	$121,000
The total interest expense to the Company related to loans payable to affiliates was $0.8 million and $0.7 million for the three months ended September 30, 2015 and 2014, respectively, and $2.4 million and $2.1 million for the nine months ended September 30, 2015 and 2014, respectively.
Contributed Capital and Dividends
For the nine months ended September 30, 2015, the Company did not pay any dividends. In June 2014, the Company paid a dividend in the amount of $80 million to Pruco Life.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition and results of operations of Pruco Life Insurance Company of New Jersey, or the “Company,” as of September 30, 2015, compared with December 31, 2014, and its consolidated results of operations for the three and nine months ended September 30, 2015 and 2014. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Overview
The Company is licensed to sell variable and fixed annuities, universal life insurance, variable life insurance and term life insurance in New Jersey and New York only and sells such products primarily through affiliated and unaffiliated distributors.
Regulatory Developments
In April 2015, the U.S. Department of Labor ("DOL") released a proposed regulation accompanied by new class exemptions and proposed amendments to long-standing exemptions from the prohibited transaction provisions under the Employee Retirement Income Security Act of 1974. The initial comment period for the proposed rules ended on July 21, 2015. After hearings in August 2015, the DOL re-opened the comment period until September 24, 2015. It is expected that the DOL will seek to promulgate final rules in 2016. If enacted, the rules will redefine who would be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts. We cannot predict the exact nature and scope of any new final rules or their impact on our business; however, the new rules may effectively impose limits on interactions with existing and prospective customers in our individual annuities and individual life insurance businesses, and increase compliance costs.
Prudential Financial is required as a non-bank financial company (a ”Designated Financial Company”) designated for supervision under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), to submit to the Board of Governors of the Federal Reserve System ("FRB") and the Federal Deposit Insurance Corporation (“FDIC”) an annual plan for rapid and orderly resolution in the event of severe financial distress. Prudential Financial submitted its initial resolution plan in June 2014, and was advised by the FRB and the FDIC in September 2014 that the plan was "not incomplete", the standard for an initial plan. In July 2015, the FRB and the FDIC provided feedback to Prudential Financial, as well as to the other two Designated Financial Companies which filed initial plans in 2014, on their respective resolution plans. The FRB and FDIC also provided guidance on common areas that should be addressed in preparing the resolution plans to be submitted by December 31, 2015.
The Financial Stability Board ("FSB"), consisting of representatives of financial authorities from over 20 nations and global institutions, has identified Prudential Financial as a global systemically important insurer ("G-SII") that is to be subject to enhanced regulation. The International Association of Insurance Supervisors ("IAIS"), acting at the direction of the FSB, has released two group-wide capital standards applicable to G-SIIs. The basic capital requirement (“BCR”), which was released in October 2014, is a globally consistent and comparable baseline capital metric. The higher loss absorbency (“HLA”) standard, which was released in October 2015, establishes a capital buffer to be held in addition to the BCR. As a standard setting body, the IAIS does not have direct authority to require G-SIIs to comply with the BCR and HLA standards; however, if they are adopted by group supervisory authorities in the U.S., Prudential Financial could become subject to these standards. Voluntary confidential reporting of BCR and HLA results to supervisors through IAIS Field Testing will begin in 2016 and will serve as a component of the IAIS process to refine the standards. Prudential Financial’s capital level is expected to be above the initial calibration for both standards. The IAIS anticipates their process to develop global group wide capital standards will lead to changes to the HLA design and calibration prior to the proposed implementation in 2019. We will continue to evaluate the potential impact the standards and any revisions could have on the Company.
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
Effective February 25, 2013, the Advanced Series Trust (“AST”) adopted a Rule 12b-1 Plan under the Investment Company Act of 1940 with respect to most of the AST portfolios that are offered through the Company’s variable annuity and variable life insurance products. Under the Rule 12b-1 Plan, AST pays an affiliate of the Company for distribution and administrative services. In June 2015, AST received shareholder approval to amend the Rule 12b-1 Plan. Effective July 1, 2015, there was an increase in the amount AST pays the Company's affiliate for distribution and administrative services. However, there was also a reduction in management fees. In addition, due to the revised Rule 12b-1 Plan, the asset administration fees received by the Company from AST Investment Services, Inc., and related distribution expenses of the Company, have decreased.
Results for the nine months ended September 30, 2015, and for the three and nine months ended September 30, 2014, reflect the impacts of our annual reviews and updates of assumptions, which we performed in the second quarter of 2015 and the third quarter of 2014, respectively. Results for the three months ended September 30, 2015 do not reflect an impact from an annual review.
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
In the first quarter of 2014, we launched the Prudential Premier® Retirement with Highest Daily Lifetime Income (“HDI”) v. 3.0 Variable Annuity, which offers lifetime income based on the highest daily account value plus a compounded deferral credit. In the first quarter of 2013, we launched the Prudential Defined Income (“PDI”) Variable Annuity to complement the variable annuity products we offer with the highest daily benefit. PDI provides guaranteed lifetime withdrawal payments but restricts contractholder investments to a single bond sub-account within the separate account. PDI includes a living benefit rider which provides for a specified lifetime income withdrawal rate applied to the initial premium paid, subject to annual roll-up increases until lifetime withdrawals commence, but does not have the highest daily feature.
We also offer annuities without guaranteed living benefits. In the second quarter of 2014, we launched the Prudential Premier® Investment Variable Annuity, which offers tax-deferred asset accumulation with an optional death benefit that guarantees the contractholder’s beneficiary a return of total purchase payments made to the contract, adjusted for any partial withdrawals, upon death.

Excluding our PDI product, the majority of our variable annuities generally provide our contractholders with the opportunity to allocate purchase payments to sub-accounts that invest in underlying proprietary mutual funds or a mix of proprietary and non-proprietary mutual funds, frequently under asset allocation programs. Prudential Premier® Retirement Variable Annuities with HDI v. 3.0 require allocation to a fixed-rate account that is invested in the general account and is credited with interest at rates we determine, subject to certain minimums. We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain allocations made in the fixed-rate accounts of our variable annuities and certain fixed annuities impose a market value adjustment if the allocation in the fixed rate account or contract is not held to maturity.
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
The product design elements we utilize for certain products include, among others, asset allocation restrictions, minimum issuance age requirements, monthly rate setting, certain limitations on the amount of premiums accepted and/or subsequent contractholder deposits and an asset transfer feature, as well as required allocation to our general account for certain of our products. The objective of the asset transfer feature, included in the majority of our variable annuity contracts with optional living benefits features and all new contracts sold with our highest daily living benefits feature, is to help mitigate our exposure to equity market risk and market volatility by transferring assets between certain variable investment sub-accounts selected by the annuity contractholder, and investments that are expected to be more stable (e.g., a bond fund sub-account within the separate account or a fixed-rate account within the general account). The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. This occurs at the contractholder level, rather than at the fund level, which we believe enhances our risk mitigation. As of September 30, 2015, approximately $7.7 billion or 92% of total variable annuity account values contain a living benefit feature, compared to approximately $7.8 billion or 91% as of December 31, 2014. As of September 30, 2015, approximately $6.9 billion or 90% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $7.5 billion or 96% as of December 31, 2014.
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
Term Life Insurance
The Company offers a variety of term life insurance products, which represent 71% of our net individual life insurance in force face amount at September 30, 2015, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

Variable Life Insurance
The Company offers a number of individual variable life insurance products, which represent 20% of our net individual life insurance in force face amount at September 30, 2015, that provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates that we determine, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. The Company also offers a variable product that allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. The Company also offers a policy rider which allows the policyholder to accelerate the death benefit if the insured is chronically or terminally ill and otherwise meets the contractual requirements. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance. A significant portion of the Company’s insurance profits, however, is associated with our large in force block of variable life insurance policies. Profit patterns on these policies are not level and insureds generally begin paying reduced policy charges as the policies age. This reduction in policy charges, coupled with net policy count and insurance in force runoff over time, reduces our expected future profits from this product line.
Universal Life Insurance
The Company offers universal life insurance products which represent 9% of our net individual life insurance in force face amount at September 30, 2015, which feature flexible premiums, a choice of guarantees against lapse, and a crediting rate that we determine, subject to certain contractual minimums. In addition, the Company offers universal life insurance products that allow the policyholder to allocate a portion of their account balance into accounts that provide interest or an interest component linked to S&P 500 index performance over the following year, subject to certain participation rates and contractual minimums and maximums. The Company also offers a policy rider which allows the policyholder to accelerate the death benefit if the insured is chronically or terminally ill and otherwise meets the contractual requirements. The Company’s profits from universal life insurance are impacted by mortality and expense margins and net interest spread.
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
Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•	Deferred policy acquisition (“DAC”) and other costs; including deferred sales inducements (“DSI”);

•	Valuation of investments, including derivatives, and the recognition of other-than-temporary impairments ("OTTI");

•	Policyholder liabilities;

•	Reinsurance recoverables;

•	Taxes on income; and

•	Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.
Annually, we perform a comprehensive review of the assumptions used in establishing reserves and in calculating the amortization of DAC and other costs. As discussed in “Revenue and Expenses” above, beginning in 2015, we perform our annual review of assumptions during the second quarter.
DAC and Other Costs
DAC and other costs associated with the variable and universal life policies and the variable and fixed annuity contracts are generally amortized over the expected life of these policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and the cost related to our guaranteed minimum death and guaranteed minimum income benefits. For variable annuities, gross profits and amortization rates also include the impacts of the embedded derivatives associated with certain of the living benefit features of our variable annuity contracts and related hedging activities. In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results and utilize these estimates to calculate amortization rates and expense amounts. In addition, in calculating gross profits, we include the profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 7 to the Unaudited Interim Consolidated Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. For a further discussion of the amortization of DAC and DSI, see “Results of Operations”.
The near-term future equity rate of return assumptions used in evaluating DAC and other costs for our domestic variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. September 30, 2015, our variable annuities and variable life insurance businesses assume an 8% long-term equity expected rate of return and a 7.3% near-term mean reversion equity rate of return.
The weighted average rate of return assumptions consider many factors specific to each business, including asset durations, asset allocations and other factors. We generally update the near term equity rates of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach. We generally update the future interest rates used to project fixed income returns annually and in any quarter when interest rates vary significantly from these estimates. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits.
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
Changes in Financial Position
September 30, 2015 versus December 31, 2014
Total assets increased by $107 million, from $15.0 billion at December 31, 2014 to $15.1 billion at September 30, 2015. Significant components were:

•
Reinsurance recoverables increased $161 million from $1,436 million at December 31, 2014 to $1,597 million at September 30, 2015. The increase was primarily driven by the impact of universal and term life business growth which increased ceded reserves and ceded policyholders’ account balances. Also contributing to the increase was the mark-to-market of the reinsurance recoverable related to the reinsured liability for variable annuity living benefits reflecting unfavorable equity market performance in the current year. See Note 7 to the Unaudited Interim Consolidated Financial Statements for additional information regarding affiliated reinsurance transactions.

•
Total investments increased $114 million from $1,520 million at December 31, 2014 to $1,634 million at September 30, 2015, primarily driven by increased general account investments supporting the universal life and term life business, as well as growth in variable annuity sales.

•
Separate account assets decreased $153 million from $11,377 million at December 31, 2014 to $11,224 million at September 30, 2015, primarily driven by market depreciation, partially offset by positive net flows from variable annuity new business sales.

Total liabilities increased $99 million, from $14.4 billion at December 31, 2014 to $14.5 billion at September 30, 2015. Significant components were:

•	Separate account liabilities decreased $153 million, corresponding to the decrease in separate account assets described above.

•
Policyholders’ account balances increased $157 million from $1,476 million at December 31, 2014 to $1,633 million at September 30, 2015, primarily driven by liabilities related to continued universal life business growth, as well as growth in the variable annuity product that offers HDI v. 3.0, which requires fund allocation into the general account.

•
Future policy benefits and other policyholder liabilities increased $115 million from $1,342 million at December 31, 2014 to $1,457 million at September 30, 2015, primarily driven by the mark-to-market of the liability for living benefit embedded derivatives, as described above, and higher reserves supporting term life business growth.

Results of Operations
Income (Loss) from Operations before Income Taxes
2015 to 2014 Three Months Comparison. Income from operations before income taxes decreased $48 million from income of $1 million in the third quarter of 2014 to a loss of $47 million in the third quarter of 2015. Excluding the impact on the amortization of DAC and DSI of the mark-to-market of the living benefit embedded derivative liability and related hedge positions, as well as the impact of changes in the estimated profitability of the business, as discussed below, income from operations before income taxes decreased $32 million. The decrease was primarily driven by an unfavorable variance in the mark-to-market related to embedded derivatives associated with our non-reinsured living benefit features in our annuity products. The decrease included $3 million of estimated costs for potential contract cancellations in connection with remediation of an error in an illustration contained in certain annuity product marketing materials.
The DAC and DSI impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions reflected an unfavorable variance of $29 million, resulting from an amortization expense of $27 million in the third quarter of 2015 compared to an amortization benefit of $2 million in the third quarter of 2014. The unfavorable variance was primarily driven by the amortization benefit of DAC and DSI in the prior year quarter from the impact of the annual review and update of assumptions and other refinements performed in that period, as well as larger DAC and DSI amortization in the current quarter due to higher NPR gains.
Adjustments to the living benefit liability and its reinsurance in our annuity products included the impact from changes in the profitability of the business due to the annual review and update of assumptions and other refinements. These adjustments resulted in a net charge of $11 million in the third quarter of 2014.
Adjustments to the reserves for the guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) features of our products and the amortization of DAC, DSI, and unearned revenue reserve (“URR”), included the impact from changes in the profitability of the business. These adjustments resulted in a net charge of $2 million in the third quarter of 2015, compared to a net charge of $4 million in the third quarter of 2014. The net charge in the third quarter of 2015 primarily reflected the impact of unfavorable equity market performance on contractholder accounts relative to our assumptions. The net charge in the third quarter of 2014 primarily reflected the impact from the fund underperformance relative to indices, lower expected rates of return on fixed income investments within contractholder accounts and on future expected claims relative to our assumptions.
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
2015 to 2014 Nine Months Comparison. Income from operations before income taxes decreased $6 million from income of $38 million in the first nine months of 2014 to $32 million in the first nine months of 2015. Excluding the impact on the amortization of DAC and DSI of the mark-to-market of the living benefit embedded derivative liability and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed below, income from operations before income taxes increased $28 million. The increase was primarily driven by a favorable variance in the mark-to-market related to embedded derivatives associated with our non-reinsured living benefit features in our annuity products.
The DAC and DSI impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions reflected an unfavorable variance of $51 million, resulting from an amortization expense of $40 million in the first nine months of 2015 compared to an amortization benefit of $11 million in the first nine months of 2014. The unfavorable variance was primarily driven by larger DAC and DSI amortization in the current period due to higher NPR gains, as well as lower amortization benefit of DAC and DSI in the current year period from the impact of the annual review and update of assumptions and other refinements.
Adjustments to the living benefit liability and its reinsurance in our annuity products included the impact from changes in the profitability of the business due to the annual review and update of assumptions and other refinements. These adjustments resulted in a net charge of $1 million in the first nine months of 2015 compared to a net charge of $11 million in the first nine months of 2014.

Adjustments to the reserves for the GMDB and GMIB features of our products and the amortization of DAC, DSI, and URR, included the impact from changes in the profitability of the business. These adjustments resulted in a net amortization benefit of $1 million in the first nine months of 2015 and a net charge of $6 million in the first nine months of 2014. The net benefit in the first nine months of 2015 primarily reflected the impact of expected favorable future equity market performance on contractholder accounts relative to our assumptions. The net charge in the first nine months of 2014 primarily reflected the impact of lower expected rates of return on fixed income investments within contractholder accounts and on future expected claims relative to our assumptions, which more than offset the favorable impact from equity market performance.
Revenues, Benefits and Expenses
2015 to 2014 Three Months Comparison
Revenues decreased $16 million, primarily driven by a $21 million decrease in realized investment gains, reflecting an unfavorable variance in the mark-to-market related to embedded derivatives associated with our non-reinsured living benefit features in our annuity products.
Benefits and expenses increased $32 million. The increase was primarily driven by an unfavorable variance of $27 million in DAC amortization and a $6 million increase in interest credited to policyholders’ account balances which include DSI amortization. Higher DAC and DSI amortization is mainly related to the impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above.
2015 to 2014 Nine Months Comparison
Revenues increased $55 million, primarily driven by a $37 million increase in realized investment gains, primarily reflecting a favorable variance in the mark-to-market related to embedded derivatives associated with our non-reinsured living benefit features in our annuity products. Also contributing to the increase was a $14 million increase in policy charges and fee income, consisting primarily of mortality and expense and other insurance charges, assessed on contractholders’ fund balances.
Benefits and expenses increased $61 million. This increase was primarily driven by an unfavorable variance of $42 million in DAC amortization and $9 million increase in interest credited to policyholders’ account balances which includes DSI amortization. Higher DAC and DSI amortization is mainly related to the impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above.
Income Taxes
Income tax provision amounted to an expense of $6 million and $3 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in income tax expense was primarily driven by the increase in effective tax rate due to higher forecasted pre-tax income.
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
As of September 30, 2015, the Company remains subject to examination in the U.S. for tax years 2007 through 2014.
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
There is a possibility that the IRS and the U.S. Treasury will address, through guidance, their issues related to the calculation of the DRD. For the last several years, revenue proposals included in the Obama Administration's budgets have included proposed changes to the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income.
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
Prudential Financial is a Designated Financial Company under Dodd-Frank. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to prudential regulatory standards, which include or will include requirements and limitations (some of which are the subject of ongoing rule-making) relating to risk-based capital, leverage, liquidity, stress-testing, overall risk management, resolution plans, and early remediation; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects. In addition, the FSB has identified Prudential Financial as a G-SII. For information on the potential impact of this regulation on us, see “Business-Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Capital
Our capital management framework is primarily based on statutory risk based capital ("RBC") measures. The RBC ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the NAIC. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation; however, as of September 30, 2015 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.
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
Capital Protection Framework
Prudential Financial employs a “Capital Protection Framework” (the "Framework”) to ensure that sufficient capital resources are available to maintain adequate capitalization and competitive RBC ratios and solvency margins under various stress scenarios. The Framework incorporates the potential impacts from market related stresses, including equity markets, real estate, interest rates, and credit losses. The Framework addresses the potential capital consequences, under stress scenarios, of certain of these net risks and the strategies we use to mitigate them, including the following:

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
The principal sources of the Company’s liquidity are premiums and certain annuity considerations, investment and fee income, investment maturities and sales as well as internal borrowings. The principal uses of that liquidity include benefits, claims, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, payments of dividends to the parent company, hedging activity and payments in connection with financing activities. We use a projection process for cash flows from operations to ensure sufficient liquidity is available to meet projected cash outflows, including claims.
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
Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity and public equity securities. As of September 30, 2015 and December 31, 2014 the Company had liquid assets of $1,232 million and $1,108 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $129 million and $116 million as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, $991 million, or 93%, of the fixed maturity investments in Company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $78 million, or 7%, of these fixed maturity investments were rated other than high or highest quality.
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
Affiliated captive reinsurance companies are used to finance the portion of the statutory reserves required to be held under Regulation XXX and Guideline AXXX that is considered non-economic. The financing arrangements involve term and universal life business we reinsure to our affiliated captive reinsurers. The surplus notes issued by those captives are treated as capital for statutory purposes. As of September 30, 2015, our affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to $8.25 billion of surplus notes in return for the receipt of credit-linked notes. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. As of September 30, 2015, an aggregate of $5.543 billion of surplus notes was outstanding under our Credit-Linked Note Structures, reflecting an increase of $570 million from December 31, 2014.
In addition, as of September 30, 2015, our affiliated captive reinsurance companies had outstanding an aggregate of $4.0 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $2.4 billion relates to Regulation XXX reserves and approximately $1.6 billion relates to Guideline AXXX reserves, and all of which was issued directly by or guaranteed by Prudential Financial. Under certain of the financing arrangements pursuant to which this debt was issued, Prudential Financial has agreed to make capital contributions to the applicable captive reinsurance company to reimburse it for investment losses or to maintain its capital above prescribed minimum levels. In addition, as of September 30, 2015, for purposes of financing Guideline AXXX reserves, our affiliated captives had outstanding approximately $4.0 billion of surplus notes that were issued to Prudential Financial in exchange for promissory notes of affiliates guaranteed by Prudential Financial.
In December 2014, the NAIC adopted a new actuarial guideline, known as “AG 48”, that governs the reinsurance of term and universal life insurance business to captives by prescribing requirements for the types of assets that may be held by captives to support the reserves. The requirements in AG 48 became effective on January 1, 2015, and apply in respect of term and universal life insurance policies written from and after January 1, 2015, or written prior to January 1, 2015, but not included in a captive reserve financing arrangement as of December 31, 2014. AG 48 will, for a period of time, require our affiliated captives to hold cash or rated securities in greater amounts than they currently hold to support economic reserves for certain of their term and universal life policies that they reinsure. While we continue to work with regulators and industry participants on potential long-term solutions, our affiliated captives expect to fund the 2015 requirement using available assets, which may include affiliated financing.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. There have been no material changes in our market risk exposures from December 31, 2014, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2014, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2014, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.
Item 4. Controls and Procedures
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of September 30, 2015. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 12, 2015