Form 10-K
period 2015-12-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2016-03-10
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________
FORM 10-K
_____________________________________________________
(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

–	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from              to
Commission file number 333-18053
_____________________________________________________
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of March 10, 2016, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Prudential Financial, Inc.’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2016, to be filed by Prudential Financial, Inc. with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2015.
Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (I) (1) (a) and (b) on Form 10-K
and is therefore filing this Form with reduced disclosure.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement; (5) reestimates of our reserves for future policy benefits and claims; (6) differences between actual experience regarding mortality, morbidity, persistency, utilization, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (7) changes in our assumptions related to deferred policy acquisition costs; (8) changes in our financial strength or credit ratings; (9) statutory reserve requirements associated with term and universal life insurance policies under Regulation XXX and Guideline AXXX; (10) investment losses, defaults and counterparty non-performance; (11) competition in our product lines and for personnel; (12) difficulties in marketing and distributing products through current or future distribution channels; (13) changes in tax law; (14) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the U.S. Department of Labor's proposed fiduciary rules; (15) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (16) adverse determinations in litigation or regulatory matters, and our exposure to contingent liabilities, including related to the remediation of certain securities lending activities administered by Prudential Financial, Inc.; (17) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (18) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (19) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; (20) our ability to execute, and effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing projected results of acquisitions; and (21) changes in statutory or U.S. GAAP, practices or policies. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for discussion of certain risks relating to our business and investment in our securities.

PART 1
Item 1. Business
Overview
Pruco Life Insurance Company of New Jersey (“PLNJ”) is a wholly-owned subsidiary of the Pruco Life Insurance Company, (“Pruco Life”), which in turn is a wholly-owned subsidiary of The Prudential Insurance Company of America, (“Prudential Insurance”). Prudential Insurance is a direct wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”). For additional information, see Note 1.
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
In our life insurance business, we compete with large, well-established life insurance companies in a mature market. We compete primarily based on price, service, distribution channel relationships, brand recognition and financial strength. Due to the large number of competitors, pricing is competitive. Factors that could influence our ability to competitively price products while achieving targeted returns include: the cost and availability of financing for statutory reserves required for certain term and universal life insurance policies; the availability, utilization and timing of tax deductions associated with statutory reserves; product designs that impact the amount of statutory reserves and the associated tax deductions; the level and volatility of interest rates and our expense structure.
In recent years, we have experienced a dynamic competitive landscape, prompted by challenging global financial markets. We proactively monitor changes in the marketplace, and have taken actions to adapt our products to the current environment in order to maintain appropriate return prospects and improve our risk profile. These actions have included variable annuity product modifications for new sales to scale back benefits, change pricing, and reduce commissions for periods of time for certain products, as well as the closing of a share class. We also suspended or limited additional contractholder deposits for variable annuities with certain optional living benefit riders that are no longer being offered. Similarly, certain of our competitors have taken actions to implement modifications which scale back benefits or to exit, or limit their presence in, the variable annuity marketplace. Despite these actions, our contract retention has remained strong, and we believe our product offerings are competitive relative to substitute products currently available in the marketplace. In addition, we have introduced new products to broaden our offerings and diversify our risk profile, as discussed below, and have incorporated provisions in product design allowing frequent revisions of key pricing elements. We continue to look for opportunities to further enhance and differentiate our current suite of products to attract new customers while responding to market conditions and managing risks.
We periodically adjust product prices and features based on the market and our strategy, which allows us to manage the business for steady, consistent sales growth across a balanced product portfolio and to avoid over-concentration in any one product type. These actions, and the actions of competitors, can impact our sales levels from period to period.
Products
Individual Annuities
The Company offers a wide array of annuities, including variable annuities with (1) fixed interest rate allocation options, subject to a market value adjustment, that are registered with the United States Securities and Exchange Commission (the “SEC”) and (2) fixed-rate allocation options not subject to a market value adjustment and not registered with the SEC. The Company also offers fixed annuitization options during the payout phase of its variable annuities.
We offer certain variable annuities that provide our contractholders with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed living benefits (including versions with enhanced guaranteed minimum death benefits) and annuitization options. The majority of our currently sold contracts include an optional living benefit guarantee which provides, among other features, the ability to make withdrawals based on the highest daily contract value plus a specific return, credited for a period of time. This contract value is a notional amount that forms the basis for determining periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value. Certain optional living benefits can also be purchased with a companion optional death benefit, also based on a highest daily contract value.

The Prudential Premier® Retirement Variable Annuity with Highest Daily Lifetime Income (“HDI”) v. 3.0 offers lifetime income based on the highest daily account value plus a compounded deferral credit.
The Prudential Defined Income (“PDI”) Variable Annuity complements the variable annuity products we offer with the highest daily benefit. PDI provides guaranteed lifetime withdrawal payments, but restricts contractholder investments to a single bond sub-account within the separate account. PDI includes a living benefit rider which provides for a specified lifetime income withdrawal rate applied to the initial premium paid, subject to annual roll-up increases until lifetime withdrawals commence, but does not have the highest daily feature.
We also offer annuities without guaranteed living benefits. We offer the Prudential Premier® Investment Variable Annuity, which offers tax-deferred asset accumulation, annuitization options and an optional death benefit that guarantees the contractholder’s beneficiary a return of total purchase payments made to the contract, adjusted for any partial withdrawals, upon death.
Excluding our PDI product, the majority of our variable annuities generally provide our contractholders with the opportunity to allocate purchase payments to sub-accounts that invest in underlying mutual funds managed by our affiliate ("proprietary") or a mix of proprietary and non-proprietary mutual funds, frequently under asset allocation programs. Prudential Premier® Retirement Variable Annuities with HDI v. 3.0 require allocation of a portion of each purchase payment to a fixed-rate account that is invested in the general account and is credited with interest at rates we determine, subject to certain minimums. We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain allocations made in the fixed-rate accounts of our variable annuities and certain fixed annuities impose a market value adjustment if the allocation in the fixed rate account or contract is not held to maturity.
In addition, most contracts also guarantee the contractholder’s beneficiary a return of total purchase payments made to the contract, adjusted for any partial withdrawals, upon death. Certain inforce contracts include guaranteed benefits which are not currently offered, such as annuitization benefits based on a guaranteed notional amount and benefits payable at specified dates after the accumulation period.
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
As of December 31, 2015 approximately $8.0 billion or 92% of total variable annuity account values contain a living benefit feature, compared to approximately $7.8 billion or 91% as of December 31, 2014. As of December 31, 2015 approximately $7.1 billion or 89% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $7.5 billion or 96% as of December 31, 2014. The change in account values with living benefits and the asset transfer feature reflects the impact of new business sales and equity market performance.
Term Life Insurance
The Company offers a variety of term life insurance products, which represent 71% of our net individual life insurance in force at December 31, 2015, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

Variable Life Insurance
The Company offers a number of individual variable life insurance products, which represent 19% of our net individual life insurance in force at December 31, 2015, that give the policyholder the flexibility to change both the death benefit and premium payments, and provide the potential to earn returns linked to an underlying investment portfolio that the policyholder selects. The policyholder generally can make deposits for investments in a fixed-rate option which is part of our general account or in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed-rate option provide a guarantee of principal and are credited with interest at rates that we determine, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. We also offer a variable life product that has an optional flexible guarantee against lapse where policyholders can select the guarantee period. Most of our variable life products now offer a policy rider that allows death benefits to be accelerated to the policyholder during a chronic or terminal illness, under certain contractual requirements. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance. A meaningful portion of Individual Life’s profits, however, is associated with our large in force block of variable policies which are expected to run off over time as policies age.
Universal Life Insurance
The Company offers universal life insurance products that feature flexible premiums and a crediting rate that we determine, subject to certain contractual minimums. Guaranteed universal life products, which represent 7% of our net individual life insurance in force at December 31, 2015, provide a guarantee of death benefits to remain in force when a policy would otherwise lapse due to insufficient cash value. We also offer other universal life insurance products which represent 3% of our net individual life insurance in force at December 31, 2015. These include products that allow the policyholder to allocate all or a portion of their account balance into an index account. The index account provides interest or an interest component linked to, but not an investment in, S&P 500 index performance over the following year, subject to certain participation rates and contractual minimums and maximums. Most of our universal life products now offer a policy rider that allows death benefits to be accelerated to the policyholder during a chronic or terminal illness, under certain contractual requirements. Mortality and expense margins and net interest spread impact profits from universal life insurance.
Marketing and Distribution
Third Party Distribution
Our annuity products are distributed through a diverse group of third-party broker-dealers and their representatives, in banks, wirehouses, and through independent financial planners. Additionally, our variable annuity products are distributed through financial professionals, including those associated with Prudential Advisors, our domestic national sales organization, and the agency distribution force of The Allstate Corporation (“Allstate”). Our distribution efforts are supported by a network of internal and external wholesalers.
Our individual life products are offered through a variety of third party channels, including independent brokers, wirehouses, banks, general agencies and producer groups. We focus on sales through independent intermediaries who provide life insurance solutions to protect individuals, families and businesses and support estate and wealth transfer planning.
Prudential Advisors
Prudential Financial’s national in-house sales agency, formerly known as Agency Distribution, was renamed Prudential Advisors to more accurately reflect the role that its financial professionals play in the marketplace, as well as to better align with the array of financial products and services they offer. Prudential Advisors and the agency distribution force of Allstate distribute Prudential variable, term, and universal life insurance, variable and fixed annuities, and investment products with proprietary and non-proprietary investment options as well as selected insurance products manufactured by other companies primarily to customers in the New Jersey and New York markets, including mass and mass affluent markets, as well as small business owners. Prudential Insurance pays Prudential Advisors at a market rate to distribute our products. The Company is charged a distribution expense by Prudential Insurance related to this arrangement. See Note 12 to the Consolidated Financial Statements for a discussion of Expense Charges and Allocations.
Underwriting and Pricing
We earn asset management fees determined as a percentage of the average assets of the mutual funds in our variable annuity products, net of sub-advisory expenses related to non-proprietary sub-advisors. Additionally, we earn mortality and expense and other fees for various insurance-related options and features based on the average daily net asset value of the annuity separate accounts, account value, premiums, or guaranteed value, as applicable. We also receive administrative service and distribution fees from many of the proprietary and non-proprietary mutual funds.

We price our variable annuities based on an evaluation of the risks assumed and applicable risk management strategies, including hedging and reinsurance costs. Our pricing is also influenced by competition, and assumptions regarding contractholder behavior, including persistency, benefit utilization and the timing and efficiency of withdrawals for contracts with living benefit features, as well as other assumptions. Significant deviations in actual experience from our pricing assumptions could have an adverse or positive effect on the profitability of our products. To encourage persistency, most of our variable and fixed annuities have surrender or withdrawal charges for a specified number of years. In addition, the living benefit features of our variable annuity products encourage persistency because the potential value of the living benefit is fully realized only if the contract persists.
We price our fixed annuities and the fixed-rate accounts of our variable annuities based on assumed investment returns, expenses, competition and persistency, as well as other assumptions. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities and the fixed-rate accounts of our variable annuities.
For our fully underwritten life insurance, underwriters assess and quantify the risk of our individual life insurance products based on the age, gender, health and occupation of the applicant and amount of insurance requested. We continually update our guidelines to keep pace with changes in healthcare, research, and experience. We base premiums and policy charges for individual life insurance on expected death benefits, surrender benefits, expenses and required reserves. We use assumptions for mortality and morbidity, interest rates, expenses, policy persistency, premium payment patterns, separate account fund performance and product-generated tax deductions, as well as the level, cost and availability of financing certain statutory reserves, in pricing policies. Deviations in actual experience from our pricing assumptions may adversely or positively impact the profitability of our products.
Reserves
For our annuity products, we establish reserves in accordance with U.S. GAAP. We use current best estimate assumptions when establishing reserves for our guaranteed minimum death and income benefits, including assumptions such as interest rates, equity returns, persistency, withdrawal, mortality and utilization rates. Certain of the living benefit guarantee features on variable annuity contracts are accounted for as embedded derivatives and are carried at fair value. The fair values of these benefit features are calculated as the present value of future expected benefit payments to contractholders less the present value of future expected rider fees attributable to the embedded derivative feature, and are based on assumptions a market participant would use in valuing these embedded derivatives. These features are generally reinsured with an affiliated company, Pruco Reinsurance, Ltd. (“Pruco Re”). For life contingent payout annuity contracts, we establish reserves using best estimate assumptions with provisions for adverse deviations as of inception or best estimate assumptions as of the most recent loss recognition event. For variable and fixed annuity contracts, we establish liabilities for contractholders’ account balances that represent cumulative deposits plus credited interest, less withdrawals, mortality and expense charges. Policyholders' account balances also include provisions for a non-life contingent payout annuity benefits.
For our life products, we establish reserves in accordance with U.S. GAAP. For term life insurance contracts and other benefits with fixed and guaranteed terms, we use best estimate assumptions with provisions for adverse deviation as of inception when establishing reserves for future policyholder benefits and expenses including assumptions for mortality and morbidity, investment yield, expenses, and policy persistency. We use current best estimate assumptions when establishing reserves for no lapse guarantees. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported. For variable and universal life insurance contracts, we establish liabilities for policyholders’ account balances. These liabilities represent cumulative deposits plus credited interest, less withdrawals, and expense and cost of insurance charges, as applicable. Policyholders’ account balances also include unearned revenue reserves calculated based on current best estimate assumptions.
Reinsurance
The Company participates in reinsurance with its parent company, Pruco Life, and other affiliates in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential arising from large risks. The Company also uses reinsurance as part of its risk management and capital management strategies for certain of its variable annuity optional living benefit features. Life products use reinsurance as a means of managing mortality volatility and risk capacity, which can impact product profitability. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. We evaluate the financial condition of unaffiliated reinsurers and monitor the concentration of counterparty risks to mitigate exposure.
We have reinsured the majority of our mortality risk in our individual life products. As of the end of 2015 the maximum amount of mortality risk we may retain on any policy was generally $100,000. See Note 12 to the Consolidated Financial Statements for more information related to these affiliated reinsurance arrangements.

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
Dodd-Frank Wall Street Reform and Consumer Protection Act
Dodd-Frank subjects Prudential Financial to substantial federal regulation, primarily as a non bank financial company (a “Designated Financial Company”) designated for supervision by the Board of Governors of the Federal Reserve System (“FRB”)as discussed below. We cannot predict the timing or requirements of the regulations not yet adopted under Dodd-Frank or how such regulations will impact our business, credit or financial strength ratings, results of operations, cash flows, financial condition or competitive position. Furthermore we cannot predict whether such regulations will make it advisable or require us to hold or raise additional capital or liquid assets, potentially affecting capital deployment activities, including paying dividends.
Regulation as a Designated Financial Company
Dodd-Frank established a Financial Stability Oversight Council (“Council”) which is authorized to subject non-bank financial companies such as Prudential Financial to stricter prudential standards and to supervision by the FRB if the Council determines that either material financial distress at Prudential Financial or the nature, scope, size, scale, concentration, interconnectedness, or mix of Prudential Financial’s activities could pose a threat to domestic financial stability. Prudential Financial has been a Designated Financial Company since September 2013 under the first criterion.
As a Designated Financial Company, Prudential Financial is now subject to supervision and examination by the FRB and to stricter prudential standards. These standards include or will include requirements and limitations (many of which are the subject of ongoing rule-making as described below) relating to capital, leverage, liquidity, stress-testing, overall risk management, resolution and recovery plans, credit exposure reporting, early remediation, management interlocks and credit concentration. They may also include requirements regarding enhanced public disclosure, short-term debt limits, and other related subjects as may be deemed appropriate by the FRB acting on its own or pursuant to a recommendation of the Council. Thus far the FRB has focused its general supervisory authority over Prudential Financial in several areas, including oversight of a capital planning and capital analysis and review process, model governance and validation, operational risk management, resolution planning and information and technology security.
Enhanced Prudential Standards
Dodd-Frank requires the FRB to establish for Designated Financial Companies and certain large bank holding companies stricter requirements and limitations relating to capital, leverage and liquidity. The FRB has not adopted rules applicable to insurance holding company Designated Financial Companies, but in February 2014 it adopted enhanced prudential standards applicable to large bank holding companies and in July 2015 it adopted rules applicable to the one non-insurance Designated Financial Company.
Dodd-Frank authorizes the FRB to tailor its application of enhanced prudential standards to different companies on an individual basis or by category, and the FRB has indicated that it intends to assess the business model, capital structure and risk profile of Designated Financial Companies to determine how enhanced prudential standards should apply to them, and, if appropriate, to tailor the application of these standards for Designated Financial Companies by order or regulation. In addition, in 2014 an amendment to Dodd-Frank clarified that, in establishing minimum leverage and capital requirements and minimum risk-based capital requirements on a consolidated basis for Designated Financial Companies, the FRB is permitted to exclude certain insurance activities from such requirements, although we cannot predict whether or how the FRB will use this authority.
Stress Tests
As a Designated Financial Company, Prudential Financial will be subject to stress tests to be promulgated by the FRB to determine whether, on a consolidated basis, Prudential Financial has the capital necessary to absorb losses as a result of adverse economic conditions. Dodd-Frank requires Prudential Financial to submit to annual stress tests conducted by the FRB and to conduct internal annual and semi-annual stress tests to be provided to the FRB. Under FRB rules, Designated Financial Companies must comply with these requirements the calendar year after the year in which a company first becomes subject to the FRB’s minimum regulatory capital requirements discussed above, although the FRB has the discretion to accelerate or extend the effective date. The FRB has indicated that it may tailor the application of the stress test requirements to Designated Financial Companies on an individual basis or by category. Summary results of such stress tests would be required to be publicly disclosed.
Early Remediation
The FRB is required under Dodd-Frank to prescribe regulations for the establishment of an “early remediation” regime for the financial distress of Designated Financial Companies, whereby failure to meet defined measures of financial condition (including regulatory capital, liquidity measures, and other forward-looking indicators) would result in remedial action by the FRB that increases in stringency as the financial condition of the Designated Financial Company declines. Depending on the degree of financial distress, such remedial action could result in capital-raising requirements, limits on transactions with affiliates, management changes and asset sales.
Resolution and Recovery Planning
Prudential Financial is required as a Designated Financial Company to submit to the FRB and the Federal Deposit Insurance Corporation (“FDIC”), and periodically update in the event of material events, an annual plan for rapid and orderly resolution in the event of severe financial distress. Prudential Financial submitted its first resolution plan in June 2014, and was advised by the FRB and FDIC in September 2014 that the plan was “not incomplete,” the standard for evaluation of an initial plan. In July 2015, the FRB and the FDIC provided feedback to Prudential Financial, as well as to the other two Designated Financial Companies which filed initial plans in 2014, on their respective resolution plans. The FRB and FDIC also provided guidance on common areas that should be addressed in preparing the subsequent resolution plan. Prudential Financial submitted its second resolution plan in December 2015, which is subject to review for credibility, in addition to completeness. In 2016, Prudential Financial is also required to submit to the FRB a recovery plan that describes the steps that Prudential Financial could take to reduce risk and conserve or restore liquidity and capital in the event of severe financial stress scenarios.
If the FRB and the FDIC were to jointly determine that Prudential Financial's 2015 resolution plan, or any future resolution plan, is not credible or would not facilitate an orderly resolution of Prudential Financial under applicable law, and Prudential Financial is unable to remedy the identified deficiencies in a timely manner, the regulators may jointly impose more stringent capital, leverage or liquidity requirements on Prudential Financial or restrictions on growth, activities or operations. Any requirements or restrictions imposed by the FRB and FDIC would cease to apply on the date that the FRB and FDIC jointly determine that Prudential Financial has submitted a revised resolution plan that adequately remedies the deficiencies.
The FRB and the FDIC, in consultation with the Council, may also jointly order Prudential Financial to divest assets or operations identified by the FRB and FDIC in circumstances where:

•	the FRB and the FDIC jointly decide that Prudential Financial or a subsidiary of Prudential Financial shall be subject to the requirements or restrictions described above,

•
Prudential Financial has failed to submit a resolution plan that adequately addresses the deficiencies identified by the FRB and FDIC for the two year period following the imposition of such requirements or restrictions, and

•
the FRB and FDIC jointly determine that the divestiture of such assets or operations is necessary to facilitate an orderly resolution of Prudential Financial in the event that Prudential Financial was to fail.

In addition, in order to develop a resolution plan that the FRB and FDIC determine is credible or would facilitate the orderly resolution of the Company under applicable law, it may be necessary for the Company to take actions to restructure intercompany and external activities or other actions, which could result in increased funding or operational costs.
Other Dodd-Frank Regulation

•
Dodd-Frank requires the FRB to promulgate regulations that would prohibit Designated Financial Companies from having a credit exposure to any unaffiliated company in excess of 25% of the Designated Financial Company’s capital stock and surplus.

•	As a Designated Financial Company, Prudential Financial must seek pre-approval from the FRB for the acquisition of specified interests in certain companies engaged in financial activities.

•
The Council may recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices Prudential Financial and other insurers or other financial services companies engage in.

•
As a Designated Financial Company, Prudential Financial could be subject to additional capital requirements for, and other restrictions on, proprietary trading and sponsorship of, and investment in, hedge, private equity and other covered funds.

Derivatives Regulation
Dodd-Frank created a new framework for regulation of the over-the-counter (“OTC”) derivatives markets which has impacted various activities of Prudential Global Funding LLC (“PGF”), Prudential Financial and its insurance subsidiaries, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). This new framework sets out requirements regarding the clearing and reporting of derivatives transactions, as well as collateral posting requirements for uncleared swaps. Swaps entered into between PGF, Prudential Financial and Prudential Financial's insurance subsidiaries are generally exempt from most of these requirements. In late 2015, final rules regarding the posting of collateral in connection with uncleared swaps were adopted, which we do not believe will have a significant impact on our current variation margin posting practices, but will require us, in the future, to post initial margin on uncleared swaps with external counterparties.
Regulation of the derivatives markets continues to evolve, and we cannot predict the full effect of regulations yet to be adopted or fully implemented both in the U.S. and abroad. In particular, we continue to monitor increased capital requirements for derivatives transactions that may be imposed on banks that are our counterparties. These regulations may impact our hedging costs, our hedging strategy or implementation thereof or cause us to increase or change the composition of the risks we do not hedge. In addition, under Dodd-Frank the SEC and Commodity Futures Trading Commission are required to determine whether and how “stable value contracts” should be treated as swaps under the applicable regulations and, whether various other products offered by Prudential Financial's insurance subsidiaries should be treated as swaps. If regulated as swaps, we cannot predict how the rules would be applied to such products or the effect on our profitability or attractiveness to our clients.
Federal Insurance Office
Dodd-Frank established a Federal Insurance Office (“FIO”) within the Department of the Treasury headed by a director appointed by the Secretary of the Treasury. While the FIO does not have general supervisory or regulatory authority over the business of insurance, the FIO director performs various functions with respect to insurance, including serving as a non-voting member of the Council and coordinating with the FRB in the application of any stress tests required to be conducted with respect to an insurer.
Securities Laws
Dodd-Frank included various securities law reforms relevant to our business practices. In January 2011, the SEC staff issued a study that recommended that the SEC adopt a uniform federal fiduciary standard of conduct for registered broker-dealers and investment advisers that provide retail investors personalized investment advice about securities which the SEC continues to consider.
International and Global Regulatory Initiatives
In addition to the adoption of Dodd-Frank in the United States, lawmakers around the world are actively exploring steps to avoid future financial crises. In many respects, this work is being led by the Financial Stability Board (“FSB”), consisting of representatives of national financial authorities of the G20 nations. The G20, the FSB and related bodies have developed proposals to address such issues as financial group supervision, capital and solvency standards, systemic economic risk, corporate governance including executive compensation, and a host of related issues.
Prudential Financial has been identified by the FSB as a global systemically important insurer (“G-SII”) since July 2013. U.S. financial regulators are thereby expected to enhance their regulation of Prudential Financial to achieve a number of regulatory objectives, including enhanced group-wide supervision, enhanced capital standards, enhanced liquidity planning and management, and development of a risk reduction plan and recovery and resolution plans.
The International Association of Insurance Supervisors (“IAIS”), acting at the direction of the FSB, has released two group-wide capital standards applicable to G-SIIs. The basic capital requirement (“BCR”), which was approved by the FSB and G20 in November 2014, is a globally consistent and comparable baseline capital metric. The higher loss absorbency (“HLA”) standard, which was approved by the FSB and G20 in November 2015, establishes a capital buffer to be held in addition to the BCR. As a standard setting body, the IAIS does not have direct authority to require G-SIIs to comply with the BCR and HLA standards; however, if they are adopted by group supervisory authorities in the U.S., Prudential Financial could become subject to these standards. Voluntary confidential reporting of BCR and HLA results to supervisors through IAIS field testing will begin in 2016 and will serve as a component of the IAIS process to refine the standards. Prudential Financial’s capital level is expected to be above the initial calibration for both standards. The IAIS anticipates its process to develop global group-wide capital standards will lead to changes to the HLA design and calibration prior to the proposed implementation in 2019. We will continue to evaluate the potential impact the standards and any revisions could have on the Company.
The IAIS is also developing the Common Framework (“ComFrame”) for the supervision of Internationally Active Insurance Groups. Through ComFrame, the IAIS seeks to promote effective and globally consistent supervision of the insurance industry and contribute to global financial stability through uniform standards for insurer corporate governance, enterprise risk management and other control functions, group-wide supervision and group capital adequacy. ComFrame is targeted at firms that meet the IAIS’ Internationally Active Insurance Group criteria, such as Prudential Financial, and is scheduled to be adopted by the IAIS in 2019. At this time, we cannot predict what additional capital requirements, compliance costs or other burdens ComFrame would impose on the Company, if adopted by U.S. group supervisory authorities.
Other U.S. Federal Regulation
U.S. Tax Legislation
The American Taxypayer’s Relief Act (the “Act”) was signed into law in January 2013. The Act permanently extended the reduced Bush era individual tax rates for certain taxpayers and permanently increased those rates for higher income taxpayers. Higher tax rates increase the benefits of tax deferral on the build-up of value of annuities and life insurance. The Act also made permanent the current $5 million (indexed for inflation) per person estate tax exemption and increased the top estate tax rate from 35% to 40%.
There continues to be uncertainty regarding U.S. taxes, both for individuals and corporations. Discussions in Washington continue concerning the need to reform the tax code, primarily by lowering tax rates and broadening the tax base, including by reducing or eliminating certain tax expenditures. Broadening the tax base or reducing or eliminating certain expenditures could make our products less attractive to customers. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on the Company and its products. However, even in the absence of overall tax reform, given the large federal deficit, Congress could raise revenue by enacting legislation to increase the taxes paid by individuals and corporations. This can be accomplished by either raising rates or otherwise changing the tax rules that affect the Company and its products.
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
Additionally, legislative or regulatory changes could also impact the amount of taxes that we pay, thereby affecting our consolidated net income. For example, the U.S. Treasury Department and the Internal Revenue Service intend to address through guidance the methodology to be followed in determining the dividends received deduction (“DRD”) related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to U.S. tax and is a major reason for the difference between our actual tax expense and expected tax amount determined using the federal statutory tax rate of 35%. For the last several years, the revenue proposals included in the Obama Administration’s budgets (the “Administration’s Revenue Proposals”) included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income.
Furthermore, the Administration’s Fiscal Year 2017 Revenue Proposals also include items that would change the way U.S. multinationals are taxed, as well as a liability-based fee on financial services companies, including insurance companies, with consolidated assets in excess of $50 billion. If these types of provisions are enacted into law, they could increase the amount of taxes the Company pays.
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
DOL Fiduciary Rule
In April 2015, the U.S. Department of Labor (“DOL”) released a proposed regulation accompanied by new class exemptions and proposed amendments to long-standing exemptions from the prohibited transaction provisions under ERISA. The initial comment period for the proposed rules ended on July 21, 2015. After hearings in August 2015, the DOL re-opened the comment period until September 24, 2015. It is expected that the DOL will seek to promulgate final rules in 2016. If enacted, the rules will redefine who would be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts. We cannot predict the exact nature and scope of any new final rules or their impact on our business; however, the new rules may effectively impose limits on interactions with existing and prospective customers in our Individual Annuities and Individual Life insurance businesses, and increase compliance costs. For a discussion of the potential impacts of the proposed rule on our businesses, see “Risk Factors—Regulatory and Legal Risks—Changes in the legislation and regulation of retirement products and services, including proposed regulations released by the DOL in 2015, could adversely affect our business, results of operations, cash flows and financial condition.”
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
Several of Prudential Financial's domestic and foreign regulators, including the FRB, participate in an annual supervisory college. The purpose of the supervisory college is to promote ongoing supervisory coordination, facilitate the sharing of information among regulators and to enhance each regulator’s understanding of the Company’s risk profile. The 2015 college was held in October.
Group Wide Supervision
In 2014, New Jersey adopted legislation that authorizes group-wide supervision of internationally active insurance groups, and in 2015 the New Jersey Department of Banking and Insurance (“NJDOBI”) notified Prudential Financial that the law authorizes NJDOBI to act as the group-wide supervisor of Prudential Financial. The law, among other provisions, authorizes NJDOBI to examine Prudential Financial and its subsidiaries, in addition to its New Jersey domiciled insurance subsidiaries, for the purpose of ascertaining the financial condition of the insurance companies and compliance with New Jersey insurance laws. As group-wide supervisor, the NJDOBI has begun additional reviews of the Company’s operations. We cannot predict what additional requirements or costs may result from NJDOBI’s assertion of group-wide supervisor status with respect to the Company.

Currently, there are several proposals to amend state insurance holding company laws to increase the scope of regulation of insurance holding companies (such as Prudential Financial). The National Association of Insurance Commissioners (“NAIC”) has promulgated model laws for adoption in the United States that would provide for “group-wide” supervision of certain insurance holding companies in addition to the current regulation of insurance subsidiaries. While the timing of their adoption and content will vary by jurisdiction, we have identified the following areas of focus in these model laws: (1) uniform standards for insurer corporate governance; (2) group-wide supervision of insurance holding companies; (3) adjustments to risk-based capital calculations to account for group-wide risks; and (4) additional regulatory and disclosure requirements for insurance holding companies. At this time, we cannot predict with any degree of certainty what additional capital requirements, compliance costs or other burdens these requirements would impose on Prudential Financial.
State Insurance Regulation
State insurance authorities have broad administrative powers with respect to all aspects of the insurance business including: licensing to transact business; licensing agents; admittance of assets to statutory surplus; regulating premium rates for certain insurance products; approving policy forms; regulating unfair trade and claims practices; establishing reserve requirements and solvency standards; fixing maximum interest rates on life insurance policy loans and minimum accumulation or surrender values; regulating the type, amounts and valuations of investments permitted, regulating reinsurance transactions, including the role of captive reinsurers, and other matters.
State insurance laws and regulations require the Company to file financial statements with state insurance departments everywhere it does business in accordance with accounting practices and procedures prescribed or permitted by these departments. The Company’s operations and accounts are subject to examination by those departments at any time.
State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. During 2013, the New Jersey insurance regulator substantially completed a coordinated risk-focused financial examination for the five-year period ended December 31, 2011 for the Company as part of the normal five-year examination and found no material deficiencies.
Financial Regulation
Dividend Payment Limitations. The New Jersey insurance law regulates the amount of dividends that may be paid by the Company. See Note 7 to the Consolidated Financial Statements for a discussion of dividend restrictions.
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
As a result of a February 2014 agreement with the New York State Department of Financial Services (“NY DFS”) regarding the Company's reserving methodologies for certain variable annuity and life insurance products, the Company holds additional statutory reserves on a New York basis, which reduces our New York statutory surplus. As of December 31, 2015, the Company held sufficient statutory surplus on a New York basis to satisfy these additional New York reserves, but such additional reserves will reduce New York statutory surplus. The Company is not domiciled in New York, and these changes do not impact statutory reserves reported in New Jersey, the Company's state of domicile, and therefore do not impact the Company's RBC ratios; however, the agreed reserve methodology may require the Company to hold additional New York statutory reserves in the future. If the Company were required to establish material additional reserves on a New York statutory accounting basis or post material amounts of additional collateral with respect to annuity or insurance products, the Company's ability to deploy capital for other purposes could be affected and the Company could be required to obtain additional funding from Prudential Financial or its affiliates.
The NAIC has developed a principles-based reserving approach for life insurance products, which is designed to better address reserving for products for which the current formulaic basis for reserves may not accurately reflect the risks or costs of the liability or obligations to the insurer. The principles-based approach will become effective after the NAIC’s Standard Valuation Law is enacted by a minimum number of states representing a minimum premium volume, and may become effective as soon as January

1, 2017, with a three-year phase-in period and would apply only to new business. The timing and the effect of these changes are still uncertain, and the Company is reviewing the application of the law to its reserves.
Captive Reinsurance Companies. In December 2014, the NAIC adopted a new actuarial guideline, known as “AG 48”, that implements many of the recommendations set forth in the June 2014 report by Rector & Associates, Inc. (“Rector Report”) concerning certain transactions involving captive reinsurance companies. Specifically, AG 48 prescribes an actuarial method to determine the portion of the assets held to support reserves for certain term and universal life policies that must be “primary securities”, which are defined as cash and securities rated by the Securities Valuation Office of the NAIC (subject to some limited exceptions) or, in limited cases, certain other assets. AG 48 provides that reserves in excess of those calculated with the prescribed actuarial method may be supported or financed with a broader range of assets, referred to as “other securities”. The requirements in AG 48 became effective on January 1, 2015 and apply for reporting periods ending December 31, 2015 in respect of certain term and universal life insurance policies written from and after January 1, 2015, or written prior to January 1, 2015 but not included in a captive reinsurer financing arrangement as of December 31, 2014.
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
The NAIC and state and federal regulators also continue to study the use of captive reinsurance companies for variable annuities. In November 2015 the NAIC adopted the Variable Annuities Framework for Change, which outlines the NAIC’s commitment to change in concept the statutory framework to address concerns that have led to the development and utilization of captive reinsurance transactions for variable annuity business in order to create more consistency across regulators and remove the impetus for insurers to cede risk to captives. The framework contemplates extensive changes to the guidance and rules governing variable annuities, including with regard to reserving, capital, accounting, derivative use limitations and disclosure. Prudential Financial has agreed to participate in a quantitative impact study assessing the efficacy and potential impact of the recommended reforms. Given the uncertainty of the ultimate outcome of these initiatives, at this time we are unable to estimate their expected effects on our future capital and financial position and results of operations. In December 2015, the Company announced its intention to recapture its variable annuity living benefit riders from its affiliated captive reinsurance company in 2016 and to manage the risks of these riders in Prudential Financial's statutory insurance entities. The Company has obtained approvals from insurance regulators for key aspects of its recapture plan. While the Company is initiating the recapture in advance of definitive guidance from the NAIC's Variable Annuities Framework for Change, the Company expects its plan to be reasonably aligned with the key concept changes planned under the framework. For information on our reinsurance of variable annuity risks to our captive, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources—Capital—Affiliated Captive Reinsurance Companies”.
Own Risk and Solvency Assessment. New Jersey has enacted the NAIC's and Own Risk and Solvency Assessment (“ORSA”) model act which requires larger insurers to assess the adequacy of its and its group’s risk management and current and future solvency position. Prudential Financial began filing annual ORSA reports with NJDOBI in 2015.
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
Privacy Regulation and Cybersecurity
We are subject to federal and state laws and regulations that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information and to notify their customers and other individuals of their policies and practices relating to the collection and disclosure of health-related and customer information. Federal or state laws or regulations also:

•	provide additional protections regarding the use and disclosure of certain information such as social security numbers;

•	require notice to affected individuals, regulators and others if there is a breach of the security of certain personal information;

•	require financial institutions and creditors to implement effective programs to detect, prevent, and mitigate identity theft;

•	regulate the process by which financial institutions make telemarketing calls and send e-mail or fax messages to consumers and customers; and

•	prescribe the permissible uses of certain personal information, including customer information and consumer report information.
Federal and state legislative and regulatory bodies may consider additional or more detailed or restrictive laws and regulations regarding these subjects and the privacy and security of personal information.
We are also subject to privacy laws, regulations, and directives that require our business units in countries outside the U.S. to protect the security and confidentiality of employee and customer personal information.
Federal and state financial regulators continue to focus on cybersecurity and have communicated heightened expectations and have increased emphasis in this area in their examinations of regulated entities. The Company reviews and revises its privacy and information security policies, procedures and standards accordingly.
Unclaimed Property Laws
We are subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and we are subject to audit and examination for compliance with these requirements. For additional discussion of these matters, see “Litigation and Regulatory Matters” in Note 11 to the Consolidated Financial Statements.
Segments
The Company currently operates as one reporting segment. Revenues, net income and total assets can be found on the Company’s Consolidated Statements of Financial Position as of December 31, 2015 and 2014 and Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2015, 2014, and 2013.
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

•
We have significant investment and derivative portfolios, including but not limited to corporate and asset-backed securities, equities and commercial real estate. Economic conditions as well as adverse capital market conditions, including but not limited to a lack of buyers in the marketplace, volatility, credit spread changes, benchmark interest rate changes and declines in value of underlying collateral may impact the credit quality, liquidity and value of our investments and derivatives, potentially resulting in higher capital charges and unrealized or realized losses. Valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our results of operations or financial condition and in certain cases under U.S. GAAP such period to period changes in the value of investments are not recognized in our results of operations or consolidated statements of financial position.

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

•
Disruptions in individual market sectors within our investment portfolio could result in significant realized and unrealized losses. For example, during 2015 the energy sector and extractive enterprises, which are historically cyclical, experienced significant drops in prices, resulting in increased impairments and unrealized losses in these parts of our investment portfolio. If energy and other commodity prices remain low for an extended period, we could experience additional losses.

Our investments, results of operations and financial condition may be adversely affected by developments in the global economy, or in the U.S. economy (including as a result of actions by the Federal Reserve with respect to monetary policy and adverse political developments). Global or U.S. economic activity and financial markets may in turn be negatively affected by adverse developments or conditions in specific geographical regions.
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
Our insurance and annuity products, and our investment returns, are sensitive to interest rate fluctuations, and changes in interest rates could adversely affect our investment returns and results of operations, including in the following respects:

•
Some of our products expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. When interest rates decline or remain low, as they have in recent years, we have to reinvest in lower-yielding instruments, potentially reducing net investment income. Since many of our policies and contracts have guaranteed minimum interest crediting rates or limit the resetting of interest rates, the spreads could decrease and potentially become negative, or go further negative. When interest rates rise, we may not be able to replace the assets in our general account as quickly with the higher yielding assets needed to fund the higher crediting rates necessary to keep these products and contracts competitive. In addition, rising interest rates could cause a decline in the market value of fixed income assets of the mutual funds in our variable annuity products which in turn could result in lower asset management fees earned.

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

•	Changes in interest rates could subject us to increased collateral posting requirements related to hedging activities associated with some of our products.

•	Changes in interest rates could require Prudential Financial to contribute capital to subsidiaries to support our annuities business, which occurred during 2015.

•	Changes in interest rates coupled with greater than expected client withdrawals for certain products can result in increased costs associated with our guarantees.

•	Changes in interest rates could increase our costs of financing.

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
Prudential Financial may seek additional debt or equity financing to satisfy our needs; however, the availability of additional financing depends on a variety of factors such as market conditions, the availability of credit, and Prudential Financial’s credit ratings and credit capacity. Prudential Financial may not be able to successfully obtain additional financing on favorable terms, or at all. Actions taken to access financing by Prudential Financial may in turn cause rating agencies to reevaluate its ratings.
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
We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality rates (the likelihood of death or the likelihood of survival), morbidity rates (the likelihood of sickness or disability) and improvement trends in mortality of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality or morbidity could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, treatment patterns and technologies for disease or disability, the economic environment, or other factors. In addition, technological and medical advances may affect how consumers investigate and purchase products, and in the future consumers may be informed by confidential genetic information or mortality projections that are not available to us.
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
We establish reserves in accordance with U.S. GAAP for future policyholder benefits and expenses. While these reserves generally exceed our best estimate of the liability for future benefits and expenses, if we conclude based on updated assumptions that our reserves, together with future premiums, are insufficient to cover future policy benefits and expenses, including unamortized DAC and DSI, we would need to accelerate the amortization of these DAC or DSI balances and then increase our reserves and incur income statement charges, which would adversely affect our results of operations and financial condition. The determination of our best estimate of the liability is based on data and models that include many assumptions and projections which are inherently uncertain and involve the exercise of significant judgment, including the levels and timing of receipt or payment of premiums, benefits, expenses, interest credits and investment results (including equity market returns), which depend on mortality, morbidity, persistency, and policyholder behavior experience. We cannot determine with precision the ultimate amounts that we will pay for, or the timing of payment of, actual benefits and expenses or whether the assets supporting our policy liabilities, together with future premiums, will be sufficient for payment of benefits and expenses. If we conclude that our reserves, together with future premiums, are insufficient to cover future policy benefits and expenses, we may seek to increase premiums where we are able to do so.
Updated assumptions may also require us to increase U.S. GAAP reserves for the guarantees in certain long-duration contracts.
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
DAC represents the costs that vary with and are directly related to the successful acquisition of new and renewal insurance and investment contracts, and we amortize these costs over the expected lives of the contracts. DSI represents amounts that are credited to a policyholder’s account balance as an inducement to purchase the contract, and we amortize these costs over the expected lives of the contracts. Management, on an ongoing basis, tests the DAC and DSI recorded on our balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC and DSI for those products for which we amortize DAC and DSI in proportion to gross profits. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC and DSI that could have an adverse effect on the results of our operations and our financial condition. Among other things, significant or sustained equity market declines as well as investment losses could result in acceleration of amortization of the DAC and DSI related to variable annuity and variable universal life contracts, resulting in a charge to income. As discussed earlier, the amortization of DAC and DSI is also sensitive to changes in interest rates.
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
A downgrade in our financial strength ratings could potentially, among other things, limit our ability to market products, reduce our competitiveness, and increase the number or value of policy surrenders and withdrawals. In addition, a downgrade in Prudential Financial’s credit ratings could increase Prudential Financial’s borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees, such as letters of credit, cause additional collateral requirements or other required payments under certain agreements, allow PGF's counterparties to terminate derivative agreements, and/or hurt relationships with creditors, distributors or trading counterparties thereby potentially negatively affecting our profitability, liquidity and/or capital.
We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. Our ratings could be downgraded at any time and without advance notice by any rating agency. In addition, a sovereign downgrade could result in a downgrade of Prudential Financial’s subsidiaries operating in that jurisdiction, and ultimately of Prudential Financial and its other subsidiaries. For example, in September 2015, S&P downgraded Japan's sovereign rating to A+ with a 'Stable' outlook citing uncertainties around the strength of economic growth and weak fiscal positions. As a result, S&P subsequently lowered the ratings of a number of institutions in Japan, including Prudential Financial’s Japanese insurance subsidiaries. It is possible that Japan’s sovereign rating could be subject to further downgrades, which would result in further downgrades of Prudential Financial’s insurance subsidiaries in Japan. Given the importance of Prudential Financial’s operations in Japan to Prudential Financial’s overall results, such downgrades could lead to a downgrade of Prudential Financial and its domestic insurance companies.
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
The Company and its reinsurance affiliate, Pruco Re, use derivative instruments to hedge various risks, including certain guaranteed minimum benefits contained in many of our variable annuity products. We and Pruco Re enter into a variety of derivative instruments, including options, forwards, interest rate, credit default and currency swaps with an affiliate. We also enter into reinsurance arrangements as a risk mitigation strategy for our insurance and annuity products. Amounts that we expect to collect under current and future derivative and insurance contracts are subject to counterparty risk. Our obligations under our products are not changed by our hedging activities or reinsurance arrangements and we are liable for our obligations even if our derivative counterparties or reinsurers do not pay us. Such defaults could have a material adverse effect on our financial condition and results of operations. In addition, ratings downgrades or financial difficulties of derivative counterparties or reinsurers may require us to utilize additional capital with respect to the impacted businesses.
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
Certain of our products, particularly our variable annuity products, include guarantees of minimum surrender values or income streams for stated periods or for life, which may be in excess of account values. Downturns in equity markets, increased equity volatility, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such guarantees, resulting in increases in reserves and reductions in net income. We use a variety of affiliated reinsurance hedging and risk management strategies, including product features and external reinsurance, to mitigate these risks in part and we may periodically change our strategies over time. These strategies may, however, not be fully effective. In addition, we and our reinsurance affiliates may be unable or may choose not to fully hedge these risks. Hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Hedging instruments also may not change in value correspondingly with associated liabilities due to equity market or interest rate conditions or other reasons. We and our reinsurance affiliates sometimes choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP. Changes from period to period in the valuation of these policy benefits, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial position under U.S. GAAP and the statutory capital levels of our insurance subsidiaries. Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure in respect of our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The above factors, individually or collectively, may have a material adverse effect on our and our reinsurance affiliates’ results of operations, financial condition or liquidity. In addition, the NAIC has outlined a framework for changing the laws around the use of captive reinsurance companies to reinsure variable annuities, which may ultimately impact how we hedge our variable annuity risks. See “Regulatory and Legal Risks-Our businesses are heavily regulated and changes in regulation may adversely affect our results of operations and financial condition” below.

We may not be able to mitigate the reserve strain associated with Regulation XXX and Guideline AXXX, potentially resulting in a negative impact on our capital position or in a need to increase prices and/or reduce sales of term or universal life products.
Our life insurance business is subject to a regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX.” The regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees at a level that exceeds what our actuarial assumptions for this business would otherwise require. We have typically financed the portion of the statutory reserves for this business that we consider to be non-economic through the use of captive reinsurance companies. As we continue to underwrite term and universal life business, we expect to have additional financing needs for these reserves. However, if we are unsuccessful in obtaining additional financing as a result of market conditions, regulatory changes or otherwise, this could require us to increase prices and or/reduce our sales of term or universal life products and/or have a negative impact on our capital position. In addition, we are subject to a new regulation that affects the types of assets we can use in captive reinsurance companies to back the reserves we hold for term and universal life products. See “Regulatory and Legal Risks-Our businesses are heavily regulated and changes in regulation may adversely affect our results of operations and financial condition” below.
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
Prudential Financial, the holding company for all of our operations, is subject to supervision by the Board of Governors of the FRB as a “Designated Financial Company” pursuant to Dodd-Frank. As a Designated Financial Company, Prudential Financial is and will be subject to substantial additional regulation as discussed further herein. In addition, the FSB identified Prudential Financial as a G-SII. As a result, U.S. financial regulators are expected to enhance their regulation of Prudential Financial to achieve a number of regulatory objectives. This additional regulation has increased and is likely to continue to increase our operational, compliance and risk management costs, and could have an adverse effect on our business, results of operations or financial condition, including potentially increasing our capital levels and requiring us to hold additional liquid assets and therefore reducing our return on capital.
In 2015 NJDOBI became Prudential Financial’s group-wide supervisor pursuant to legislation adopted by the state. We cannot predict what additional requirements or costs may result from NJDOBI’s assertion of group-wide supervisor status with respect to Prudential Financial. See “Business-Regulation-Holding Company Regulation”.
As a result of a February 2014 agreement with the NY DFS regarding reserving methodologies for certain variable annuity and life insurance products, the Company holds additional statutory reserves on a New York basis, which reduces its New York statutory surplus. While the Company held sufficient statutory surplus on a New York basis as of December 31, 2015 to satisfy these additional reserves, the agreed reserve methodology may require the Company to hold additional New York statutory reserves in the future. If the Company were required to establish material additional reserves on a New York statutory accounting basis, the Company’s ability to deploy capital for other purposes could be affected and it could be required to obtain additional funding from Prudential Financial or its affiliates.
The NAIC and state insurance regulators have increased their focus on life insurers’ use of captive reinsurance companies. In December 2014, the NAIC adopted AG 48 that applies to certain captive reinsurance transactions. In addition, in November 2015, the NAIC adopted the Variable Annuities Framework for Change, which outlines the NAIC’s commitment to change in concept the statutory framework to address concerns that have led to the development and utilization of captive reinsurance transactions for variable annuity business in order to create more consistency across regulators and remove incentives for insurers to cede risk to captives. See “Business-Regulation-Insurance Operations-State Insurance Regulation- Captive Reinsurance Companies” for information on AG 48, the Variable Annuities Framework for Change and our use of captive reinsurance companies.
For business ceded to captive reinsurance companies, AG 48 will require our captive reinsurance affiliates to hold cash or rated securities in greater amounts than we previously held to support economic reserves for certain of our term and universal life policies. While we continue to work with regulators and industry participants on potential long-term solutions, AG 48 may ultimately adversely affect our ability to write certain products and efficiently manage their associated risks, and we may need to increase prices and/or reduce sales of certain products, modify certain products or find alternate financing sources, any of which could adversely affect our competitiveness, capital and financial position and results of operations.
Furthermore, we cannot predict what, if any, changes may result from the Variable Annuities Framework for Change, and if applicable insurance laws are changed in a way that impairs our ability to write variable annuities and efficiently manage their associated risks, we may need to increase prices or modify our products, which could also adversely affect our competitiveness, capital and financial position and results of operations. Other NAIC or state insurance regulator actions, such as the adoption of principles-based reserving or changes to RBC calculations, may adversely impact our business from time to time. The failure of the Company to meet applicable RBC requirements or minimum statutory capital and surplus requirements could subject the Company to further examination or corrective action by state insurance regulators. The failure to maintain the RBC ratios of the Company at desired levels could also adversely impact our competitive position, including as a result of downgrades to our financial strength ratings.
Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, and thereby have a material adverse effect on our financial condition or results of operations.
See “Business-Regulation” for discussion of regulation of our business.
The Dodd-Frank Wall Street Reform and Consumer Protection Act subjects the Company, our parent and our affiliates to substantial additional federal regulation and we cannot predict the effect on our business, results of operations, cash flows or financial condition.
In 2013, the Council made a final determination that Prudential Financial should be subject to stricter prudential regulatory standards and supervision by the FRB as a “Designated Financial Company” pursuant to Dodd-Frank, thereby subjecting Prudential Financial to substantial federal regulation, much of it pursuant to regulations not yet promulgated. Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, a process that is underway and expected to continue over the next few years. We cannot predict the timing or requirements of the regulations not yet adopted under Dodd-Frank or how such regulations will impact our business, Prudential Financial’s credit ratings or our financial strength ratings, results of operations, cash flows, financial condition or competitive position. Furthermore, we cannot predict whether such regulations will make it advisable or how regulators will advise or require us to hold or raise additional capital or liquid assets, potentially affecting capital deployment activities, including paying dividends. Key aspects of Dodd-Frank’s impact on us include:

•
As a Designated Financial Company, Prudential Financial is now subject to supervision and examination by the FRB and to stricter prudential standards, which include or will include requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, credit exposure reporting, early remediation, managing interlocks, credit concentration, and resolution and recovery planning. If the FRB and the FDIC jointly determine that Prudential Financial’s resolution plan is deficient, they may impose more stringent capital, leverage, or liquidity requirements, or restrictions on our growth, activities, or operations. Any continuing failure to adequately remedy the deficiencies could result in the FRB and the FDIC jointly, in consultation with the Council, ordering divestiture of certain operations or assets. In addition, failure to meet defined measures of financial condition could result in substantial restrictions on our business and capital distributions. Prudential Financial will also be subject to stress tests to be promulgated by the FRB which could cause Prudential Financial to alter our business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of our financial strength. We cannot predict the requirements of the regulations not yet adopted or how the FRB will apply these prudential standards to Prudential

Financial. As a Designated Financial Company, Prudential Financial must also seek pre-approval from the FRB for acquisition of certain companies engaged in financial activities.

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

•
Dodd-Frank created a new framework for regulation of the OTC derivatives markets which could impact various activities of PGF, Prudential Financial and the Company, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). While many of the regulations required to be promulgated under Dodd-Frank or internationally with respect to derivatives markets have been adopted by the applicable regulatory agencies, the regulations that remain to be adopted or that have not been fully implemented could substantially increase the cost of hedging and related operations, affect the profitability of our products or their attractiveness to our clients or cause us to alter our hedging strategy or implementation thereof or increase and/or change the composition of the risks we do not hedge. In particular, we continue to monitor increased capital requirements for derivative transactions that may be imposed on banks that are our existing counterparties.

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

See “Business-Regulation” for further discussion of the impact of Dodd-Frank on our business.
Changes in the laws and regulations relating to retirement products and services, including proposed regulations released by the DOL in 2015, could adversely affect our business, results of operations, cash flows and financial condition.
In April 2015, the DOL released a proposed regulation, accompanied by new class exemptions and proposed amendments to long-standing exemptions from the prohibited transaction provisions under ERISA, and it is expected that the DOL will seek to promulgate final rules in 2016. If enacted, the rules will redefine who would be considered a “fiduciary” for purposes of transactions with plans, plan participants and IRAs. We cannot predict the exact nature and scope of any new final rules or their impact on our business; however, the new rules may effectively impose limits on interactions with existing and prospective customers in our Individual Life (including Prudential Advisors) and Individual Annuities businesses. In addition, we may experience increased costs if we need to adapt our technology and operational infrastructure to meet disclosure and compliance requirements under the proposed rules. Our compliance with the proposed rules could lead to a loss of customers and revenues, and otherwise adversely affect our business, results of operations, cash flows and financial condition. If the proposed rules are adopted in their current form, significant potential impacts on certain of our businesses would include the following.

•
Prudential Advisors: We expect compliance with a new “best interest contract exemption” may be required for IRA and small plan retirement accounts for a wide range of products, representing a significant part of Prudential Advisors’ total business. This would impose compliance and contract requirements and would give customers a private right of action for breach of contract if an advisor provides advice that is not in the customer’s best interest. We expect this would result in additional costs, oversight and litigation risks, as well as changes to compensation and benefit structures and may require us to review product offerings to ensure a sufficient variety of non-proprietary options.

•
Annuities: Certain distributors may restrict the sale of annuities, and may remove themselves as broker of record, transitioning servicing and compliance back to the Company. In addition, we may need to alter our product design for new business to comply with the new rules. We may also need to monitor wholesaling and other sales support activities so as not to be considered fiduciary advice, which would subject those activities to greater liability exposure.

In addition to the DOL rulemaking described above, lawmakers and regulatory authorities from time to time enact legislative and regulatory changes that could decrease the attractiveness of certain of Prudential Financial’s retirement products and services to retirement plan sponsors and administrators, or have an unfavorable effect on our ability to earn revenues from these products and services. Over time, these changes could hinder our sales of retirement products and services. We cannot predict with any certainty the effect these legislative and regulatory changes may have on our business, results of operations, cash flows and financial condition.

Foreign governmental actions could subject us to substantial additional regulation.
In addition to the adoption of Dodd-Frank in the United States, the FSB has issued a series of proposals intended to produce significant changes in how financial companies, particularly companies that are members of large and complex financial groups, should be regulated.
The FSB identified Prudential Financial as a G-SII. The framework policy measures for G-SIIs published by the IAIS include enhanced group-wide supervision, enhanced capital standards, enhanced liquidity planning and management, and development of a risk reduction plan and recovery and resolution plans. The IAIS has released a basic capital requirement (“BCR”) and higher loss absorbency (“HLA”) standard that have been approved by the FSB and G20 with implementation in 2019. The IAIS is also developing ComFrame for the supervision of Internationally Active Insurance Groups that seeks to promote effective and globally-consistent supervision of the insurance industry and contribute to global financial stability through uniform standards for insurer corporate governance, enterprise risk management and other control functions, group-wide supervision and group capital adequacy. ComFrame is also scheduled to be adopted by the IAIS in 2019. Policy measures applicable to G-SIIs would need to be implemented by legislation or regulation in each applicable jurisdiction. We cannot predict the impact of BCR, HLA or ComFrame on our business, or the outcome of our identification as a G-SII on the regulation of our businesses.
Changes in accounting requirements could negatively impact our reported results of operations and our reported financial position.
Accounting standards are continuously evolving and subject to change. For example, the Financial Accounting Standards Board (“FASB”) has an ongoing project to revise accounting standards for insurance contracts. While the final resolution of changes to U.S. GAAP pursuant to this project is unclear, changes to the manner in which we account for insurance products, or other changes in accounting standards, could have a material effect on our reported results of operations and financial condition. Further, changes in accounting standards may impose special demands on issuers in areas such as corporate governance, internal controls and disclosure, and may result in substantial conversion costs to implement.
Changes in U.S. federal income tax law or in the income tax laws of other jurisdictions that impact our tax profile could make some of our products less attractive to consumers and also increase our tax costs.
There is uncertainty regarding U.S. taxes both for individuals and corporations. Discussions in Washington continue concerning the need to reform the tax code, primarily by lowering tax rates and broadening the tax base, including by reducing or eliminating certain tax expenditures. Broadening the tax base or reducing or eliminating certain tax expenditures could make our products less attractive to customers. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on the Company and its products.
However even in the absence of overall tax reform, given the large federal deficit, as well as the budget constraints faced by many states and localities, Congress and state and local governments could raise revenue by enacting legislation to increase the taxes paid by individuals and corporations. This can be accomplished either by raising rates or otherwise changing the tax rules that affect the Company and its products.
Congress from time to time considers legislation that could make our products less attractive to consumers, Current U.S. federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the death benefit paid under a life insurance contract. While higher tax rates increase the benefits of tax deferral on the build-up of value of annuities and life insurance, making our products more attractive to consumers, legislation that reduces or eliminates deferral could have a negative effect on our products.
Congress, as well as state and local governments, also considers from time to time legislation that could increase the amount of corporate taxes we pay, thereby reducing earnings. For example, changes in the law relating to tax reserving methodologies for term life or universal life insurance policies with secondary guarantees or other products could result in higher current taxes.
The Obama Administration’s Revenue Proposals include proposals which, if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would affect the treatment of corporate owned life insurance policies (“COLI”) by limiting the availability of certain interest deductions for companies that purchase those policies. The proposals would also change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, that is eligible for the DRD. The DRD reduces the amount of dividend income subject to tax and is a major reason for the difference between our actual tax expense and the expected tax amount determined using the federal statutory tax rate of 35%. If proposals of this type were enacted, the Company’s sale of COLI, variable annuities, and variable life insurance products could be adversely affected and the Company’s actual tax expense could increase, thereby reducing earnings.
Furthermore, the Administration’s Fiscal Year 2017 Revenue Proposals also include items that would change the way U.S. multinational corporations are taxed, as well as a liability-based fee on financial services companies, including insurance companies, with consolidated assets in excess of $50 billion. If these types of provisions are enacted into law, they could increase the amount of taxes Prudential Financial pays.
The products we sell have different tax characteristics, in some cases generating tax deductions and credits for the Company. Changes in tax laws may negatively impact the deductions and credits available to the Company. These changes may increase the Company’s actual tax expense and reduce its consolidated net income.
The level of profitability of certain of our products is significantly dependent on these characteristics and our ability to continue to generate taxable income, which is taken into consideration when pricing products and is a component of our capital management strategies. Accordingly, changes in tax law, our ability to generate taxable income, or other factors impacting the availability or value of the tax characteristics generated by our products, could impact product pricing and returns or require us to reduce our sales of these products or implement other actions that could be disruptive to our businesses. In addition, the adoption of a principles based approach for statutory reserves may lead to significant changes to the way tax reserves are determined and thus reduce future tax deductions.
Legal and regulatory actions are inherent in our business and could adversely affect our results of operations or financial position or harm our business or reputation.
We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our business. Some of these actions relate to aspects of the Company’s business and operations that are specific to us, while others are typical of the business in which we operate. We face or may face lawsuits alleging, among other things, issues relating to unclaimed property procedures, the settlement of death benefit claims, breaches of fiduciary duties, violations of securities laws and employment matters. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.
In addition, many insurance regulatory and other governmental or self-regulatory bodies have the authority to review our products and business practices and those of our agents and employees and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could adversely affect our business, reputation, results of operations, financial condition or liquidity. Further, the financial services industry in general has faced increased regulatory scrutiny from governmental and self-regulatory bodies conducting inquiries and investigations into various products and business practices. This regulatory scrutiny has in some cases led to proposed or final legislation and regulation that could significantly affect the financial services industry, and may ultimately result in an increased risk of regulatory penalties, settlements and litigation.
Legal liability or adverse publicity in respect of current or future legal or regulatory actions, whether or not involving us, could have an adverse affect on us or cause us reputational harm, which in turn could harm our business prospects. As a participant in the insurance and financial services industries, we may continue to experience a high level of legal and regulatory actions related to our businesses and operations.
Material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, are discussed under “Litigation and Regulatory Matters” in Note 11 to the Consolidated Financial Statements. Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. Our reserves for litigation and regulatory matters may prove to be inadequate. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial position.
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
We depend heavily on our telecommunication, information technology and other operational systems and on the integrity and timeliness of data we use to run our businesses and service our customers. These systems may fail to operate properly or become disabled as a result of events or circumstances wholly or partly beyond our control. Further, we face the risk of operational and technology failures by others, including clearing agents, exchanges and other financial intermediaries and of vendors and parties to which we outsource the provision of services or business operations. If these parties do not perform as anticipated, we may experience operational difficulties, increased costs and other adverse effects on our business. These risks are heightened by our offering of increasingly complex products, such as those that feature an asset transfer feature or re-allocation strategies, and by our employment of complex investment, trading and hedging programs.
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
Security breaches or other technological failures may also result in regulatory inquiries, regulatory proceedings, regulatory and litigation costs, and reputational damage. We may incur reimbursement and other expenses, including the costs of litigation and litigation settlements and additional compliance costs. We may also incur considerable expenses in enhancing and upgrading computer systems and systems security following such a failure.
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
We face risks arising from acquisitions, divestitures and restructurings, including client losses, surrenders and withdrawals, difficulties in executing, integrating and realizing the projected results of acquisitions and contingent liabilities with respect to dispositions.
We face a number of risks arising from acquisition transactions, including the risk that, following the acquisition or reorganization of a business, we could experience client losses, surrenders or withdrawals or other results materially different from those we anticipate. We may also experience difficulties in executing previously-announced transactions, and integrating and realizing the projected results of acquisitions and restructurings and managing the litigation and regulatory matters to which acquired entities are party. We may retain insurance or reinsurance obligations and other contingent liabilities in connection with our divestiture or winding down of various businesses, and our reserves for these obligations and liabilities may prove to be inadequate. Furthermore, transactions we enter into may alter the risks of our business. These risks may adversely affect our results of operations or financial condition.

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
In our investments in which we hold a minority interest, or that are managed by third parties, we lack management and operational control over operations, which may subject us to additional operational, compliance and legal risks and prevent us from taking or causing to be taken actions to protect or increase the value of those investments. In those jurisdictions where we are constrained by law from owning a majority interest in jointly owned operations, our remedies in the event of a breach by a joint venture partner may be limited (e.g., we may have no ability to exercise a “call” option).
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

•
A terrorist attack affecting financial institutions in the U. S. or elsewhere could negatively impact the financial services industry in general and our business operations, investment portfolio and profitability in particular.

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
Many of our competitors are large and well-established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher financial strength or credit ratings than we do. The proliferation and growth of non-affiliated distribution channels puts pressure on our captive sales channels to increase their productivity and reduce their costs in order to remain competitive, and we run the risk that the marketplace will make a more significant or rapid shift to non-affiliated or direct distribution alternatives than we anticipate or are able to achieve ourselves, potentially adversely affecting our market share and results of operations. In addition, technological advances or other changes in the marketplace may present opportunities for new or smaller competitors without established products or distribution channels to meet consumers’ increased expectations more efficiently than us.
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
At an enterprise level, Prudential Financial is one of three Designated Financial Companies in the insurance industry. This additional regulation has resulted in increased operational, compliance and risk management costs, and may result in further impacts if Prudential Financial is ultimately required to increase its capital levels or hold additional liquid assets relative to its competitors.
Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
Office space is provided by Prudential Insurance, as described under “Expense Charges and Allocations” in Note 12 to the Consolidated Financial Statements.
Item 3.  Legal Proceedings
See Note 11 to the Consolidated Financial Statements under “Litigation and Regulatory Matters” for a description of material pending litigation and regulatory matters affecting us, and certain risks to our business presented by such matters.
Item 4.  Mine Safety Disclosures
Not Applicable.

PART II
Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company is a wholly-owned subsidiary of Pruco Life Insurance Company. There is no public market for the Company’s common stock.
Item 6.  Selected Financial Data
Omitted pursuant to General Instruction I(2)(a) of Form 10-K.
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following analysis of our financial condition and results of operations in conjunction with the Forward-Looking Statements included below the Table of Contents, “Risk Factors,” and the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Overview
The Company is licensed to sell variable and fixed annuities, universal life insurance, variable life insurance and term life insurance in New Jersey and New York only and sells such products primarily through affiliated and unaffiliated distributors.
Revenues and Expenses
The Company earns revenues principally from insurance premiums; mortality and expense and asset administration fees from insurance and investment products; and investment of general account and other funds. The Company earns premiums primarily from the sale of individual life insurance and annuity products. The Company earns mortality and expense fees, and asset administration fees, primarily from the sale and servicing of universal life insurance and separate account products including variable life insurance and variable annuities. The Company’s operating expenses principally consist of insurance benefits provided and reserves established for anticipated future insurance benefits, general business expenses, commissions and other costs of selling and servicing the various products we sell and interest credited on general account liabilities.
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
Regulatory Environment.    See “Business—Regulation” for a discussion of regulatory developments that may impact the Company, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the U.S. Department of Labor’s

proposed fiduciary rules. See “Risk Factors-Regulatory and Legal Risks” for a discussion of the risks associated with these and other developments.
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
Accounting Policies and Pronouncements
Application of Critical Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, the Company’s results of operations and financial position as reported in the Consolidated Financial Statements could change significantly.
The following sections discuss the accounting policies applied in preparing our Consolidated Financial Statements that management believes are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments.
Deferred Policy Acquisition and Other Costs
We capitalize costs that are directly related to the acquisition or renewal of insurance and annuity contracts. These costs primarily include commissions, as well as costs of policy issuance and underwriting and certain other expenses that are directly related to successfully negotiated contracts. We have also deferred costs associated with sales inducements offered in the past related to our variable and fixed annuity contracts. Sales inducements are amounts that are credited to the policyholder’s account balance as an inducement to purchase the contract. For additional information about sales inducements, see Note 6 to the Consolidated Financial Statements. We generally amortize these deferred policy acquisition costs, or DAC, and deferred sales inducements, or DSI, over the expected lives of the contracts, based on our estimates of the level and timing of gross profits or gross premiums, depending on the type of contract. As described in more detail below, in calculating DAC and DSI amortization we are required to make assumptions about investment returns, mortality, persistency, and other items that impact our estimates of the level and timing of gross profits or gross premiums. We also periodically evaluate the recoverability of our DAC and DSI. For certain contracts, this evaluation is performed as part of our premium deficiency testing, as discussed further below in “—Policyholder Liabilities.” As of December 31, 2015, DAC for our life products was $112 million and DAC for our annuity products was $357 million. As of December 31, 2015, DSI was $63 million, related entirely to our annuity products.
Amortization methodologies
DAC associated with term life policies is amortized in proportion to gross premiums.
DAC and DSI associated with the variable and universal life policies and the variable and fixed annuity contracts is generally amortized over the expected life of these policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and the cost related to our guaranteed minimum death and guaranteed minimum income benefits. For variable annuities, gross profits and amortization rates also include the impacts of the embedded derivatives associated with certain of the living benefit features of our variable annuity contracts and related hedging activities. In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results and utilize these estimates to calculate amortization rates and expense amounts. In addition, in calculating gross profits, we include the profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 12 to the Consolidated Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. For a further discussion of the amortization of DAC and DSI, see “—Results of Operations.”

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
The near-term future equity rate of return assumption used in evaluating DAC and other costs for our variable annuity and variable life insurance products is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of December 31, 2015, our variable annuities and variable life insurance businesses assume an 8% long-term equity expected rate of return and a 6% near-term mean reversion equity rate of return.
The weighted average rate of return assumptions consider many factors specific to each business, including asset durations, asset allocations and other factors. We generally update the near term equity rates of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach. We generally update the future interest rates used to project fixed income returns annually and in any quarter when interest rates vary significantly from these assumptions. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits.
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

	December 31, 2015
	Increase/(Decrease) in DAC	Increase/(Decrease) in DSI
	(in millions)
Decrease in future rate of return by 100 basis points	$(10)	$(3)
Increase in future rate of return by 100 basis points	$8	$3
In addition to the impact of market performance relative to our future rate of return assumptions, other factors may also drive variability in amortization expense, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In 2015, updates to projected interest rate assumptions and mapping of funds to related indices drove the most significant changes to amortization expense. For discussion of DAC and DSI adjustments related to our annuities products for the years ended December 31, 2015 and 2014, see "Results of Operations" below.
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

December 31, 2015
Increase/(Decrease) in DAC
(in millions)
Decrease in future mortality by 1%	$1
Increase in future mortality by 1%	$(1)
In addition to the impact of mortality experience relative to our assumptions, other factors may also drive variability in amortization expense, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In 2015, updates to mortality assumptions drove the most significant changes to amortization expense. For discussion of DAC adjustments relating to our life products for the years ended December 31, 2015 and 2014, see "Results of Operations" below.
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
We present at fair value in the Consolidated Statements of Financial Position our investments classified as available-for-sale, including fixed maturity and equity securities, investments classified as trading, derivatives, and embedded derivatives. For additional information regarding the key estimates and assumptions surrounding the determination of fair value of fixed maturity and equity securities, as well as derivative instruments, embedded derivatives and other investments, see Notes 9 and 10 to the Consolidated Financial Statements.
For our investments classified as available-for-sale, the impact of changes in fair value is recorded as an unrealized gain or loss in “Accumulated other comprehensive income (loss)” (“AOCI”), a separate component of equity. For our investments classified as trading, the impact of changes in fair value is recorded within “Other income.” In addition, investments classified as available-for-sale, are subject to impairment reviews to identify when a decline in value is other-than-temporary. For a discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording other-than-temporary impairments of fixed maturity and equity securities, see Note 2 to the Consolidated Financial Statements.
Commercial mortgage and other loans are carried primarily at unpaid principal balances, net of unamortized deferred loan origination fees and expenses and unamortized premiums or discounts and a valuation allowance for losses. For a discussion of our policies regarding the valuation allowance for commercial mortgage and other loans see Note 2 to the Consolidated Financial Statements.
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

The assumptions used in establishing reserves are generally based on the Company’s experience, industry experience and/or other factors, as applicable. We typically update our actuarial assumptions, such as mortality, morbidity and policyholder behavior assumptions annually, unless a material change is observed in an interim period that we feel is indicative of a long-term trend. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term. In a sustained low interest rate environment, there is an increased likelihood that the reserves determined based on best estimate assumptions may be greater than the net liabilities. The following paragraphs provide additional details about our reserves for our individual life and annuity businesses.
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
The reserves for certain living benefit features, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), are accounted for as embedded derivatives, with fair values calculated as the present value of expected future benefit payments to contractholders less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived risk of its own non-performance (“NPR”), as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Capital market inputs and actual contractholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and volatility. In the risk neutral valuation, the initial swap curve drives the total returns used to grow the contractholders’ account values. The Company’s discount rate assumption is based on the London Interbank Offered Rate (“LIBOR”) swap curve adjusted for an additional spread relative to LIBOR to reflect NPR. Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data, such as available industry studies or market transactions such as acquisitions and reinsurance transactions. For additional information regarding the valuation of these optional living benefit features, see Note 9 to the Consolidated Financial Statements.
The future policy benefit reserves for our Individual Life business relate to term life, universal life and variable life products. For term life contracts, the future policy benefit reserves are determined as the present value of expected future benefits to, or on behalf of, policyholders plus the present value of future maintenance expenses less the present value of future net premiums. For these reserves, we utilize best estimate assumptions as of the date the policy is issued or acquired with provisions for the risk of adverse deviation, as described above. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse, and maintenance expense assumptions. For variable and universal life products, which include universal life contracts that contain no lapse guarantees, reserves are established using current best estimate assumptions, as described above.
Sensitivity for Future Policy Benefit Reserves
We expect the future benefit reserves related to our variable annuities that are based on current best estimate assumptions and those that represent embedded derivatives recorded at fair value, to be the ones most likely to drive variability in earnings from period to period.
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

December 31, 2015
Increase/(Decrease) in GMDB/GMIB Reserves
(in millions)
Decrease in future rate of return by 100 basis points	$7
Increase in future rate of return by 100 basis points	$(4)
In addition to the impact of market performance relative to our future rate of return assumptions, other factors may also drive variability in the change in reserves, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In 2015, updates to projected interest rate assumptions drove the most significant changes to these reserves.
For a discussion of adjustments to the reserves for GMDBs and GMIBs for the years ended December 31, 2015 and 2014, see “—Results of Operations” below.
For certain living benefit features of the variable annuities that are accounted for as embedded derivatives, the changes in reserves are significantly impacted by changes in both the capital markets assumptions and actuarial assumptions. Capital market inputs and actual contractholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, while actuarial assumptions are reviewed at least annually, and updated based upon emerging experience, future expectations and other data. For additional information about the impacts of capital markets assumptions, including interest rates, NPR credit spreads and equity returns, refer to “Quantitative and Qualitative Disclosures About Market Risk” below. In 2015, updates to mapping of funds to related indices, partially offset by updates to mortality rate assumptions drove the most significant changes to these reserves. Other factors may also drive variability in the change in reserves, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.
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
Unearned revenue reserve (URR)
Our URR is reported as a component of “Policyholders’ account balances,” gross of reinsurance with a partial offset in "Reinsurance recoverables". The URR balance was $100 million as of December 31, 2015. This reserve primarily relates to variable and universal life products and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and are generally amortized over the expected lives of the contracts in proportion to the products’ estimated gross profits, similar to DAC as discussed above.
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
The following table provides a demonstration of the sensitivity of that URR balance relative to our future mortality assumptions by quantifying the adjustments that would be required, assuming both an increase and decrease in our future mortality rate by 1%. The information below is for illustrative purposes only and considers only the direct effect of changes in our mortality assumptions on the URR balance and not changes in any other assumptions such as persistency, future rate of return, or expenses included in our evaluation of URR. It does not reflect changes in assets, such as DAC and reinsurance recoverables, which would partially offset the adjustments to the URR balance reflected below. The impact of DAC is discussed in more detail above in “—Deferred Policy Acquisition and Other Costs.”

December 31, 2015
Increase/(Decrease) in URR
(in millions)
Decrease in future mortality by 1%	$1
Increase in future mortality by 1%	$(1)
In addition to the impact of mortality experience relative to our assumptions, other factors may also drive variability in the change in reserves, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In 2015, updates to mortality assumptions drove the most significant changes to our URR.
Taxes on Income
Our effective tax rate is based on income, non-taxable and non-deductible items, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes. The dividend received deduction (“DRD”) is a major reason for the difference between the Company’s effective tax rate and the federal statutory rate of 35%. The DRD estimate incorporates the prior year results as well as the current year’s equity market performance. Both the current estimate of the DRD and the DRD in future periods can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from underlying fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

An increase or decrease in our effective tax rate by one percent of income (loss) from operations before income taxes would have resulted in a decrease or increase in our consolidated income from operations in 2015 of $1 million.
The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. See Note 8 to the Consolidated Financial Statements for a discussion of the impact in 2013, 2014 and 2015 of changes to our total unrecognized tax benefits. We do not anticipate any significant changes within the next 12 months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.
Contingencies
A contingency is an existing condition that involves a degree of uncertainty that will ultimately be resolved upon the occurrence of future events. Under U.S. GAAP, accruals for contingencies are required to be established when the future event is probable and its impact can be reasonably estimated, such as in connection with an unresolved legal matter. The initial reserve reflects management’s best estimate of the probable cost of ultimate resolution of the matter and is revised accordingly as facts and circumstances change and, ultimately, when the matter is brought to closure.
Adoption of New Accounting Pronouncements
There were no new accounting pronouncements adopted during 2015 requiring the application of critical accounting estimates. See Note 2 to the Consolidated Financial Statements for a complete discussion of newly issued accounting pronouncements.
Changes in Financial Position
December 31, 2015 versus December 31, 2014
Total assets increased $597 million, from $15.0 billion at December 31, 2014 to $15.6 billion at December 31, 2015. Significant components were:

•
Separate account assets increased $236 million from $11,377 million at December 31, 2014 to $11,613 million at December 31, 2015, primarily driven by positive net flows from new business sales, partially offset by market depreciation.

•
Reinsurance recoverables increased $199 million from $1,436 million at December 31, 2014 to $1,635 million at December 31, 2015. The increase was primarily driven by the impact of universal and term life business growth which increased ceded reserves and ceded policyholders’ account balances. Also contributing to the increase was the mark-to-market of the reinsurance recoverable related to the reinsured liability for variable annuity living benefits reflecting unfavorable equity market performance in the current year.

•
Total investments increased $113 million from $1,520 million at December 31, 2014 to $1,633 million at December 31, 2015, primarily driven by increased general account investments supporting the universal life and term life businesses, as well as growth in variable annuity sales.

Total liabilities increased $546 million, from $14.4 billion at December 31, 2014 to $15.0 billion at December 31, 2015. Significant components were:

•	Separate account liabilities increased $236 million, corresponding to the increase in separate account assets described above.

•
Policyholders’ account balances increased $205 million from $1,476 million at December 31, 2014 to $1,681 million at December 31, 2015, primarily driven by liabilities related to continued universal life business growth, as well as growth in the variable annuity products that offer HDI v. 3.0, which requires a certain percentage of each purchase payment be allocation into the general account.

•
Future policy benefits and other policyholder liabilities increased $108 million from $1,342 million at December 31, 2014 to $1,450 million at December 31, 2015, primarily driven by higher reserves supporting term life business growth, as well as the mark-to-market of the liability for living benefit embedded derivatives, as described above.

Results of Operations
Income (Loss) from Operations before Income Taxes
2015 to 2014 Annual Comparison. Income from operations before income taxes increased $71 million from income of $18 million in 2014 to $89 million in 2015. Excluding the impact on the amortization of DAC and DSI of the mark-to-market of the living benefit embedded derivative liability and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed below, income from operations before income taxes increased $80 million. The increase was primarily driven by a favorable variance in the mark-to-market related to embedded derivatives associated with our non-reinsured living benefit features in our annuity products, as well as higher asset-based fee income due to growth in average variable annuity account values, net of a related increase in asset-based commissions.
The DAC and DSI impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions reflected an unfavorable variance of $29 million, resulting from an amortization expense of $26 million in 2015 compared to an amortization benefit of $3 million 2014. The unfavorable variance was primarily driven by the impact of the annual review and update of assumptions and other refinements, as well as higher amortization expense of DAC and DSI in the current year period, reflecting larger gains in the mark-to-market of the reinsured and retained liability for living benefit embedded derivatives and related hedge positions, as compared to prior year.
Adjustments to the living benefit liability and its reinsurance in our annuity products included the impact from changes in the profitability of the business due to the annual review and update of assumptions and other refinements. These adjustments resulted in a net charge of $1 million in 2015 compared to a net charge of $11 million in 2014.
Adjustments to the reserves for the GMDB and GMIB features of our products and the amortization of DAC, DSI, and URR, included the impact from changes in the profitability of the business. These adjustments resulted in a net amortization benefit of $2 million in 2015 and a net charge of $8 million in 2014. The net benefit in 2015 primarily reflected the net impact of equity market performance on contractholder accounts relative to our assumptions, partially offset by the net impact from our annual review and update of assumptions. The net charge in 2014 primarily reflected the impact of lower expected rates of return on fixed income investments within contractholder accounts and on future expected claims relative to our assumptions, which more than offset a net favorable impact from equity market performance. Partially offsetting this net charge was a net benefit resulting from the annual review and update of assumptions performed in that year.
For variable annuity and variable and universal life contracts, we generally amortize DAC and DSI over the expected lives of the contracts based on the level and timing of gross profits. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include gross profits related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. For additional information regarding our best estimate of gross profits used to set amortization rates, see “Application of Critical Accounting Estimates” above.
Revenues, Benefits and Expenses
2015 to 2014 Annual Comparison. Revenues increased $97 million, primarily driven by a $79 million increase in realized investment gains, primarily reflecting a favorable variance in the mark-to-market related to embedded derivatives associated with our non-reinsured living benefit features in our annuity products. Also contributing to the increase was a $16 million increase in policy charges and fee income, consisting primarily of mortality and expense and other insurance charges, assessed on contractholders’ account balances.
Benefits and expenses increased $26 million. This increase was primarily driven by an unfavorable variance of $22 million in DAC amortization and $4 million increase in interest credited to policyholders’ account balances which includes DSI amortization. Higher DAC and DSI amortization is mainly related to the impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above.
Income Taxes
Shown below is our income tax provision for the years ended December 31, 2015 and 2014, respectively, reflecting the impact of certain significant items. Also presented below is the income tax provision that would have resulted from application of the statutory 35% federal income tax rate in each of these periods.

	2015	2014
	(in millions)
Tax provision	$13	$(10)
Impact of:
Non-taxable investment income	16	14
Tax credits	2	3
Other	—	(1)
Tax provision at statutory rate	$31	$6

Our income tax provision amounted to an income tax expense of $13 million and an income tax benefit of $10 million in 2015 and 2014, respectively. The increase in income tax expense primarily reflects the increase in pre-tax income from operations for the year ended December 31, 2015.
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
Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of Prudential Financial, Prudential Insurance and the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our periodic planning process. We believe that cash flows from the sources of funds available to us are sufficient to satisfy the current liquidity requirements of Prudential Financial and the Company, including under reasonably foreseeable stress scenarios. Prudential Financial has a capital management framework in place that governs the allocation of capital and approval of capital uses. The Company also employs a “Capital Protection Framework” to ensure the availability of capital resources to maintain adequate capitalization and competitive risk-based capital ("RBC") ratios under various stress scenarios.
Prudential Financial is a “Designated Financial Company” under the Dodd-Frank Act. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, resolution and recovery plans, credit exposure reporting, early remediation, management interlocks and credit concentration. They may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects. In addition, the FSB has identified Prudential Financial as a global systemically important insurer. For information on these recent actions and their potential impact on us, see “Regulatory Developments” above, as well as “Business—Regulation” and “Risk Factors”.
Capital
Our capital management framework is primarily based on statutory RBC measures. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the NAIC. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation. As of December 31, 2015, the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.
As discussed in “Business––Regulation––State Insurance Regulation––Insurance Reserves and Regulatory Capital,” during February 2014, the Company reached an agreement with the NY DFS on reserving methodologies for New York financial reporting purposes in respect of certain variable annuity products. The Company evaluates its regulatory capital under reasonably foreseeable stress scenarios and believes we have adequate resources to maintain our capital levels comfortably above regulatory requirements under these scenarios.
In June 2014, the Company paid a dividend in the amount of $80 million to Pruco Life. In June 2013, the Company paid a dividend in the amount of $155 million to Pruco Life. See Notes 7 and 12 to the Consolidated Financial Statements.
Capital Protection Framework
Prudential Financial employ a “Capital Protection Framework” (“the Framework”) to ensure that sufficient capital resources are available to maintain adequate capitalization and a competitive RBC ratio and solvency margins under various stress scenarios. The Framework incorporates the potential impacts from market related stresses, including equity markets, real estate, interest rates, and credit losses. Potential sources of capital include on-balance sheet capital, derivatives, and contingent sources of capital. Although we continue to enhance our approach, we believe we currently have access to sufficient resources to maintain adequate capitalization and a competitive RBC ratio under a range of potential stress scenarios.

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
Our life insurance business is subject to Regulation XXX and Guideline AXXX. The regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees, at a level that exceeds what our actuarial assumptions for this business would otherwise require. Prudential Financial uses captive reinsurance companies that are affiliates of the Company to finance the portion of the reserves for this business that we consider to be non-economic. The affiliated reinsurance agreements are described further in Note 12.
We reinsure our variable annuity living benefit guarantees and certain of our term and universal life products to affiliated captives. For business ceded to the captives by the Company, the captives must collateralize their obligations under the reinsurance arrangement in order for the Company to claim a reinsurance reserve credit for its business ceded. This requirement is satisfied by the captives depositing assets into statutory reserve credit trusts. In 2016, the Company expects to recapture the risks related to its variable annuity living benefit riders that were previously reinsured to Pruco Re, and begin managing all of the product risks associated with its variable annuities in Prudential Financial's statutory insurance entities.
Liquidity
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
Cash Flow
The principal sources of the Company’s liquidity are premiums, investment and fee income, investment maturities and sales as well as internal borrowings. The principal uses of that liquidity include benefits, claims and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, the payment of dividends to the parent holding company, hedging activity and payments in connection with financing activities. We use a projection process for cash flows from operations to ensure sufficient liquidity is available to meet projected cash outflows, including claims.
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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity and public equity securities. As of December 31, 2015 and 2014, the Company had liquid assets of $1,299 million and $1,108 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $161 million and $116 million as of December 31, 2015 and 2014, respectively. As of December 31, 2015, $1,030 million, or 93%, of the fixed maturity investments in general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $75 million, or 7%, of these fixed maturity investments were rated other than high or highest quality.

Financing Activities
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
Term and Universal Life Reserve Financing
As discussed above under “Capital––Affiliated Captive Reinsurance Companies,” the Company uses affiliated captive reinsurance companies to finance the portion of the statutory reserves required to be held under Regulation XXX and Guideline AXXX that we consider to be non-economic. The financing arrangements involve the reinsurance of term and universal life business to our affiliated captive reinsurers and the issuance of surplus notes by those affiliated captives that are treated as capital for statutory purposes. These surplus notes are subordinated to policyholder obligations, and the payment of principal on the surplus notes may only be made with prior insurance regulatory approval.
To date, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $8.85 billion of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $6.50 billion of surplus notes was outstanding as of December 31, 2015. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. The affiliated captive can redeem the principal amount of the outstanding credit-linked notes for cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event affecting the affiliated captive. Under the agreements, the external counterparties have agreed to fund any such payments under the credit-linked notes in return for the receipt of fees. Prudential Financial has agreed to make capital contributions to our affiliated captive to reimburse it for investment losses in excess of specified amounts and, under certain of the transactions, Prudential Financial has agreed to reimburse the external counterparties for any payments made under the credit-linked notes. To date, no such payments under the credit-linked notes have been required. Under these transactions, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in Prudential Financial’s total consolidated borrowings on a net basis.
As of December 31, 2015, our affiliated captives companies had outstanding an aggregate of $3.1 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $1.5 billion relates to Regulation XXX reserves and approximately $1.6 billion relates to Guideline AXXX reserves, and all of which was issued directly by or guaranteed by Prudential Financial. Under certain of the financing arrangements pursuant to which this debt was issued, Prudential Financial has agreed to make capital contributions to the applicable captive reinsurance subsidiary to reimburse it for investment losses or to maintain its capital above prescribed minimum levels. In addition, as of December 31, 2015, for purposes of financing Guideline AXXX reserves, our affiliated captives had outstanding approximately $4.0 billion of surplus notes that were issued to Prudential Financial in exchange for promissory notes of affiliates guaranteed by Prudential Financial.
As discussed under “Business-Regulation,” in December 2014, the NAIC adopted a new actuarial guideline, known as “AG 48,” that governs the reinsurance of term and universal life insurance business to captives by prescribing requirements for the types of assets that may be held by captives to support the reserves. The requirements in AG 48 became effective on January 1, 2015, and apply in respect of term and universal life insurance policies written from and after January 1, 2015, or written prior to January 1, 2015 but not included in a captive reserve financing arrangement as of December 31, 2014. AG 48 will require our captive affiliates to hold cash and rated securities in greater amounts than they previously held to support economic reserves for certain of the term and universal life policies. While we continue to work with regulators and industry participants on potential long-term solutions, we have funded the additional requirement for 2015 using existing assets.
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk
Market Risk
Market risk is defined as the risk of loss resulting from change in interest rates, equity prices and foreign currency exchange rates resulting from assets/liability mismatches where the change in the value of our liabilities is not offset by change in value of our assets.
For additional information regarding the potential impacts of interest rate and other market fluctuations, as well as general economic and market conditions on our businesses and profitability, see Item 1A. “Risk Factors” above. For additional information regarding our liquidity and capital resources, which may be impacted by changing market risks, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” above.
Market Risk Management
Management of market risk, which we consider to be a combination of both investment risk and market risk exposures, includes the identification and measurement of various forms of risk, the establishment of risk thresholds and the creation of processes intended to maintain risks within these thresholds while optimizing returns on the underlying assets or liabilities. As an indirect wholly-owned subsidiary of Prudential Financial, the Company benefits from the risk management strategies implemented by Prudential Financial. Risk range limits are established for each type of market risk, and are approved by the Investment Committee of the Prudential Financial Board of Directors and subject to ongoing review.
Our risk management process utilizes tools and techniques, including:

•	Measures of price sensitivity to market changes (e.g., interest rates, equity index prices, foreign exchange);

•	Asset/liability management analytics;

•	Stress scenario testing;

•	Hedging programs and affiliated reinsurance; and

•	Risk management governance, including policies, limits and a market risk oversight committee.
Market Risk Mitigation
Risk mitigation takes three primary forms:

•
Asset/Liability Management: Managing assets to liability-based measures. For example, investment policies identify target durations for assets based on liability characteristics and asset portfolios are managed to within ranges around them. This mitigates potential unanticipated economic losses from interest rate movements.

•
Hedging non-strategic exposures. For example, our investment policies for our general account portfolios generally require hedging currency risk for cash flows not offset by similarly denominated liabilities.

•
Management of portfolio concentration risk. For example, ongoing monitoring and management at the enterprise level of key rate, currency and other concentration risks support diversification efforts to mitigate exposure to individual markets and sources of liquidity strain.

Market Risk Related to Interest Rates
We perform liability-driven investing and engage in careful asset/liability management. Asset/liability mismatches create the risk that changes in liability values will differ from the changes in the value of the related assets. Additionally, changes in interest rates may impact other items including, but not limited to, the following:

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
We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We use asset/liability management and derivative strategies to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have duration mismatch constraints tailored to the rate sensitivity of products in each entity. As of December 31, 2015 and 2014, the difference between the duration of assets and the target duration of liabilities in our duration-managed portfolios was within our policy limits. We consider risk-based capital and tax implications as well as current market conditions in our asset/liability management strategies.
We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift as of December 31,

2015 and 2014. This table is presented on a gross basis and excludes offsetting impacts to insurance liabilities that are not considered financial liabilities under U.S GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets.

	December 31, 2015			December 31, 2014
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Financial Assets with Interest Rate Risk:
Fixed maturities, available-for-sale	$—	$1,114	$(87)	$—	$983	$(66)
Policy loans	—	186	—	—	183	—
Commercial loans	—	248	(11)	—	283	(13)
Derivatives: (1)
Futures	—	—	—	—	—	—
Swaps	144	15	(4)	134	7	(4)
Options	31	2	—	1,876	—	—
Forwards	1	—	—	—	—	—
Financial Liabilities with Interest Rate Risk:
Investment contracts	—	(187)	1	—	(151)	1
Total Estimated Potential Loss			$(101)			$(82)

(1)	Excludes variable annuity optional living benefits accounted for as embedded derivatives and derivatives resulting from reinsurance.
The tables above do not include approximately $2,943 million and $2,665 million of insurance reserve and deposit liabilities as of December 31, 2015 and 2014, respectively, which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and financial liabilities set forth in these tables. The tables above also exclude variable annuity optional living benefits accounted for as embedded derivatives as the Company generally reinsures the risks associated with these benefits to an affiliated reinsurance company, Pruco Re, as part of its risk management strategy.
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
We manage investment equity price risk against benchmarks in respective markets. We benchmark our return on equity holdings against a blend of market indices, mainly the S&P 500 and Russell 2000 for U.S. equities. For equity investments within the separate accounts, the investment risk is borne by the separate account contractholder rather than by the Company.
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
Derivatives
We use derivative financial instruments primarily to reduce market risk from changes in interest rates, equity prices and foreign currency exchange rates, including their use to alter interest rate or foreign currency exposures arising from mismatches between assets and liabilities. Our derivatives primarily include swaps, futures, options and forward contracts that are exchange-traded or contracted in the over-the-counter market. See Note 10 to the Consolidated Financial Statements below.
Market Risk Related to Certain Variable Annuity Products
The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions, such as equity market returns, interest rates and market volatility and actuarial assumptions. For our capital markets assumptions, we hedge or limit our exposure to the risk created by capital markets fluctuations through a combination of product design elements such as an asset transfer feature, inclusion of certain optional living benefits in our living benefits hedging program and affiliated reinsurance. Certain variable annuity optional living benefit features are accounted for as embedded derivatives and recorded at fair value.
Item 8.  Financial Statements and Supplementary Data
Information required with respect to this Item 8 regarding Financial Statements and Supplementary Data is set forth within the Index to Consolidated Financial Statements elsewhere in this Annual Report on Form 10-K.
Item 9.  Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Management’s Annual Report on Internal Control Over Financial Reporting on the effectiveness of internal control over financial reporting as of December 31, 2015 is included in Part II, Item 8 of this Annual Report on Form 10-K.
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rules 13a-15(e) and 15d-15(e), as of December 31, 2015. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 10, 2016 to be filed by Prudential Financial with the SEC pursuant to Regulation 14A within 120 days after December 31, 2015 (the “Proxy Statement”).
Item 14.  Principal Accountant Fees and Services
The information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement.

PART IV
Item 15.  Exhibits and Financial Statement Schedules
(a) (1) and (2) Financial Statements of the Registrant are listed in the accompanying “Index to Consolidated Financial Statements” hereof and are filed as part of this Report.

(a)	(3) Exhibits

3.1
The Certificate of Incorporation of Pruco Life Insurance Company of New Jersey (as amended through March 11,1983) are incorporated by reference to Post-Effective Amendment No. 40 to Registration Statement 002-89780, filed April 21, 2009 on behalf of the Pruco Life of New Jersey Variable Appreciable Account.

3.1(b)
Certificate of Amendment to the Certificate of Incorporation of Pruco Life Insurance Company of New Jersey dated February 12, 1998 is incorporated by reference to Post-Effective Amendment No. 40 to Registration Statement 002-89780, filed April 21, 2009 on behalf of the Pruco Life of New Jersey Variable Appreciable Account.

3.1(c)
Certificate of Amendment to the Certificate of Incorporation of Pruco Life Insurance Company of New Jersey
dated October 1, 2012 is incorporated by reference to Post-Effective Amendment No. 47 to Registration Statement 002-89780, filed April 10, 2015 on behalf of the Pruco Life of New Jersey Variable Appreciable Account.

3.2
By-Laws of Pruco Life Insurance Company of New Jersey (as amended through August 4, 1999) incorporated by reference to Post-Effective Amendment No. 40 to Registration Statement 002-89780, filed April 21, 2009 on behalf of the Pruco Life of New Jersey Variable Appreciable Account.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newark, and State of New Jersey, on the 10th day of March 2016.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY (Registrant)

By:	/s/ Lori D. Fouché
Lori D. Fouché
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 2016.

Signature	Title

/s/ Lori D. Fouché	President,
Lori D. Fouché	Chief Executive Officer and Director

/s/ Yanela C. Frias	Vice President,
Yanela C. Frias	Chief Financial Officer, Principal Accounting Officer and Director

*Kent D. Sluyter	Director
Kent D. Sluyter

*Kenneth Y. Tanji	Director
Kenneth Y. Tanji

*Bernard J. Jacob	Director
Bernard J. Jacob

*John Chieffo	Director
John Chieffo

*Richard F. Lambert	Director
Richard F. Lambert

* By:	/s/ Lynn K. Stone
Lynn K. Stone
(Attorney-in-Fact)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Management’s Annual Report on Internal Control Over Financial Reporting
Management of Pruco Life Insurance Company of New Jersey (together with its consolidated subsidiary, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2015, of the Company’s internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.
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
March 10, 2016

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of
Pruco Life Insurance Company of New Jersey:
In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations and comprehensive income, of stockholder's equity and of cash flows present fairly, in all material respects, the financial position of Pruco Life Insurance Company of New Jersey (an indirect, wholly-owned subsidiary of The Prudential Insurance Company of America) and its subsidiary at December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As described in Note 12 of the Consolidated Financial Statements, the Company has entered into extensive transactions with affiliated entities.

/s/ PRICEWATERHOUSECOOPERS LLP
New York, New York
March 10, 2016

Pruco Life Insurance Company of New Jersey
Consolidated Statements of Financial Position
As of December 31, 2015 and December 31, 2014 (in thousands, except share amounts)

	December 31, 2015	December 31, 2014
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2015-$1,087,582; 2014–$911,279)	$1,105,195	$973,483
Equity securities, available-for-sale, at fair value (cost: 2015–$18,275; 2014–$8,291)	17,084	8,295
Trading account assets, at fair value	15,491	9,679
Policy loans	185,508	182,560
Short-term investments	715	15,469
Commercial mortgage and other loans	248,209	283,057
Other long-term investments	60,454	47,855
Total investments	1,632,656	1,520,398
Cash and cash equivalents	160,737	100,919
Deferred policy acquisition costs	468,743	457,420
Accrued investment income	16,644	14,768
Reinsurance recoverables	1,634,696	1,436,470
Receivables from parent and affiliates	35,689	42,825
Deferred sales inducements	63,043	76,534
Other assets	6,413	8,161
Separate account assets	11,613,148	11,376,940
TOTAL ASSETS	$15,631,769	$15,034,435
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$1,680,586	$1,475,803
Future policy benefits and other policyholder liabilities	1,450,110	1,342,111
Cash collateral for loaned securities	3,030	4,455
Income taxes	(2,631)	11,672
Short-term debt to affiliates	24,000	24,000
Long-term debt to affiliates	92,000	97,000
Payables to parent and affiliates	8,441	7,309
Other liabilities	96,476	80,138
Separate account liabilities	11,613,148	11,376,940
TOTAL LIABILITIES	14,965,160	14,419,428
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 11)
EQUITY
Common stock ($5 par value; 400,000 shares authorized, issued and outstanding)	2,000	2,000
Additional paid-in capital	208,314	210,818
Retained earnings	444,514	368,450
Accumulated other comprehensive income	11,781	33,739
TOTAL EQUITY	666,609	615,007
TOTAL LIABILITIES AND EQUITY	$15,631,769	$15,034,435
See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Consolidated Statements of Operations and Comprehensive Income
Years Ended December 31, 2015, 2014 and 2013 (in thousands)

	2015	2014	2013
REVENUES
Premiums	$14,991	$14,323	$14,893
Policy charges and fee income	197,535	181,086	156,811
Net investment income	68,891	67,872	68,653
Asset administration fees	38,370	38,264	33,752
Other income	2,495	2,558	3,410
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(1,093)	(103)	—
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	32	79	—
Other realized investment gains (losses), net	6,814	(73,246)	22,581
Total realized investment gains (losses), net	5,753	(73,270)	22,581
TOTAL REVENUES	328,035	230,833	300,100
BENEFITS AND EXPENSES
Policyholders’ benefits	27,399	26,605	22,893
Interest credited to policyholders’ account balances	50,047	45,830	17,173
Amortization of deferred policy acquisition costs	59,327	37,692	(44,181)
General, administrative and other expenses	101,835	102,665	73,006
TOTAL BENEFITS AND EXPENSES	238,608	212,792	68,891
INCOME FROM OPERATIONS BEFORE INCOME TAXES	89,427	18,041	231,209
Total income tax expense (benefit)	13,363	(10,224)	65,366
NET INCOME	$76,064	$28,265	$165,843
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(86)	(125)	38
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	(31,993)	30,963	(42,217)
Reclassification adjustment for (gains) losses included in net income	(1,702)	(5,242)	(4,511)
Net unrealized investment gains (losses)	(33,695)	25,721	(46,728)
Other comprehensive income (loss), before tax	(33,781)	25,596	(46,690)
Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	(30)	(44)	13
Net unrealized investment gains (losses)	(11,793)	9,002	(16,355)
Total	(11,823)	8,958	(16,342)
Other comprehensive income (loss), net of tax	(21,958)	16,638	(30,348)
COMPREHENSIVE INCOME	$54,106	$44,903	$135,495
See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Consolidated Statements of Stockholder’s Equity
Years Ended December 31, 2015, 2014 and 2013 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance, December 31, 2012	$2,000	$211,049	$409,342	$47,449	$669,840
Contributed/(distributed) capital- parent/child asset transfers		98			98
Dividend to parent			(155,000)		(155,000)
Comprehensive income (loss):
Net income (loss)			165,843		165,843
Other comprehensive income (loss), net of tax				(30,348)	(30,348)
Total comprehensive income (loss)					135,495
Balance, December 31, 2013	$2,000	$211,147	$420,185	$17,101	$650,433
Contributed/(distributed) capital- parent/child asset transfers		(329)			(329)
Dividend to parent			(80,000)		(80,000)
Comprehensive income (loss):
Net income (loss)			28,265		28,265
Other comprehensive income (loss), net of tax				16,638	16,638
Total comprehensive income (loss)					44,903
Balance, December 31, 2014	$2,000	$210,818	$368,450	$33,739	$615,007
Contributed/(distributed) capital- parent/child asset transfers		(2,504)			(2,504)
Comprehensive income (loss):
Net income (loss)			76,064		76,064
Other comprehensive income (loss), net of tax				(21,958)	(21,958)
Total comprehensive income (loss)					54,106
Balance, December 31, 2015	$2,000	$208,314	$444,514	$11,781	$666,609
See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Consolidated Statements of Cash Flows
Years Ended December 31, 2015, 2014 and 2013 (in thousands)

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76,064	$28,265	$165,843
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	8,047	6,016	7,462
Interest credited to policyholders’ account balances	50,047	45,830	17,173
Realized investment (gains) losses, net	(5,753)	73,270	(22,581)
Amortization and other non-cash items	(13,050)	(12,397)	(11,323)
Change in:
Future policy benefits and other policyholder liabilities	157,138	152,600	148,527
Reinsurance recoverables	(153,690)	(121,292)	(157,241)
Accrued investment income	(1,876)	257	757
Net payables to/receivables from parent and affiliates	4,807	(2,502)	(959)
Deferred policy acquisition costs	(698)	(22,515)	(98,081)
Income taxes	(1,132)	(20,576)	73,312
Deferred sales inducements	(678)	(842)	(1,793)
Derivatives, net	1,049	1,530	(620)
Other, net	17,406	(8,265)	7,255
Cash flows from operating activities	$137,681	$119,379	$127,731
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$124,482	$151,419	$239,272
Short-term investments	99,898	47,153	20,680
Policy loans	23,785	27,422	24,664
Ceded policy loans	(1,799)	(3,453)	(3,527)
Commercial mortgage and other loans	37,099	21,258	25,683
Other long-term investments	3,310	210	2,110
Equity securities, available-for-sale	2,122	7,808	6,650
Trading account assets	—	—	1,499
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(301,629)	(168,537)	(148,365)
Short-term investments	(83,642)	(57,434)	(23,631)
Policy loans	(21,128)	(22,786)	(17,687)
Ceded policy loans	2,981	2,166	2,224
Commercial mortgage and other loans	(2,096)	(10,989)	(96,841)
Other long-term investments	(1,411)	(2,479)	(8,946)
Equity securities, available-for-sale	(12,032)	(15,551)	(5,253)
Trading account assets	(5,999)	(10,000)	—
Notes receivable from parent and affiliates, net	3,432	(3,060)	(2,235)
Derivatives, net	(293)	(306)	(51)
Other, net	(55)	233	(123)
Cash flows from (used in) investing activities	$(132,975)	$(36,926)	$16,123
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	$383,590	$271,937	$230,627
Ceded policyholders’ account deposits	(146,920)	(93,043)	(124,909)
Policyholders’ account withdrawals	(178,765)	(130,985)	(130,982)
Ceded policyholders’ account withdrawals	4,972	6,991	10,785
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(1,425)	374	1,947
Dividend to parent	—	(80,000)	(155,000)
Contributed (distributed) capital - parent/child asset transfers	(3,852)	(506)	150
Proceeds from the issuance of debt (maturities longer than 90 days)	45,000	28,000	32,000
Repayments of debt (maturities longer than 90 days)	(50,000)	(24,000)	(24,000)
Drafts outstanding	2,512	(943)	5,573
Cash flows from (used in) financing activities	$55,112	$(22,175)	$(153,809)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	59,818	60,278	(9,955)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	100,919	40,641	50,596
CASH AND CASH EQUIVALENTS, END OF YEAR	$160,737	$100,919	$40,641
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net of refunds	$14,494	$10,352	$(7,265)
Interest paid	$3,123	$2,810	$2,341
See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements

1.	BUSINESS AND BASIS OF PRESENTATION
Pruco Life Insurance Company of New Jersey, or “PLNJ”, is a wholly-owned subsidiary of Pruco Life Insurance Company (“Pruco Life”), which in turn is a wholly-owned subsidiary of The Prudential Insurance Company of America (“Prudential Insurance”). Prudential Insurance is a direct wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”). PLNJ is a stock life insurance company organized in 1982 under the laws of the State of New Jersey. It is licensed to sell life insurance and annuities in New Jersey and New York only, and sells such products primarily through affiliated and unaffiliated distributors.
PLNJ has one subsidiary, formed in 2009 for the purpose of holding certain commercial loans and other investments. PLNJ and its subsidiary are together referred to as the the ("Company", "we" or "our") and all financial information is shown on a consolidated basis.
Basis of Presentation
The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Intercompany balances and transactions have been eliminated.
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
The most significant estimates include those used in determining deferred policy acquisition costs ("DAC") and related amortization; amortization of deferred sales inducements; valuation of investments including derivatives and the recognition of other-than-temporary impairments (“OTTI”); future policy benefits including guarantees; reinsurance recoverables; provision for income taxes and valuation of deferred tax assets; and reserves for contingent liabilities, including reserves for losses in connection with unresolved legal matters.
Reclassifications
Certain amounts in prior periods have been reclassified to conform to the current period presentation.

2.	SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS
Investments and Investment Related Liabilities
The Company’s principal investments are fixed maturities; equity securities; commercial mortgage and other loans; policy loans; other long-term investments, including joint ventures (other than operating joint ventures), limited partnerships and real estate; and short-term investments. Investments and investment-related liabilities also include securities repurchase and resale agreements and securities lending transactions. The accounting policies related to each are as follows:
Fixed maturities, available-for-sale, at fair value are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available-for-sale” are carried at fair value. See Note 9 for additional information regarding the determination of fair value. The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts over the contractual lives of the investments. Interest income, as well as the related amortization of premium and accretion of discount is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also vary based on other assumptions regarding the underlying collateral, including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of OTTI recognized in earnings and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to Net investment income in accordance with the retrospective method. For mortgage-backed and asset-backed securities rated below AA or those for which an OTTI has been recorded, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as “available-for-sale,” net of tax, and the effect on DAC, deferred sales inducements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

(“DSI”), future policy benefits, reinsurance recoverables and policyholders’ account balances that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)” (“AOCI”).
Trading account assets, at fair value represents equity securities held in support of a deferred compensation plan and other fixed maturity securities carried at fair value. Realized and unrealized gains and losses for these investments are reported in “Other income.” Interest and dividend income from these investments is reported in “Net investment income.”
Equity securities, available-for-sale, at fair value are comprised of common stock and non-redeemable preferred stock, and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on DAC, DSI, future policy benefits, reinsurance recoverables and policyholders’ account balances that would result from the realization of unrealized gains and losses, are included in AOCI. The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income” when earned.
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
Interest income, as well as prepayment fees and the amortization of the related premiums or discounts, related to commercial mortgage and other loans are included in “Net investment income”.
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

The allowance for losses includes a loan specific reserve for each impaired loan that has a specifically identified loss and a portfolio reserve for probable incurred but not specifically identified losses. For impaired commercial mortgage and other loans, the allowances for losses are determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or based upon the fair value of the collateral if the loan is collateral dependent. The portfolio reserves for probable incurred but not specifically identified losses in the commercial mortgage and agricultural loan portfolios consider the current credit composition of the portfolio based on an internal quality rating (as described above). The portfolio reserves are determined using past loan experience, including historical credit migration, loss probability and loss severity factors by property type. These factors are reviewed each quarter and updated as appropriate.
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
Other long-term investments consist of the Company’s investments in joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned investment real estate and other investments. Joint venture and partnership interests are either accounted for using the equity method of accounting or under the cost method when the Company’s partnership interest is so minor (generally less than 3%) that it exercises virtually no influence over operating and financial policies. The Company’s income from investments in joint ventures and partnerships accounted for using the equity method or the cost method, other than the Company’s investment in operating joint ventures, is included in “Net investment income”. The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method or the cost method (including assessment for OTTI), the Company uses financial information provided by the investee, generally on a one to three month lag.
Short-term investments primarily consist of highly liquid debt instruments with a maturity of twelve months or less and greater than three months when purchased. These investments are generally carried at fair value and include certain money market investments, short-term debt securities issued by government sponsored entities and other highly liquid debt instruments.
Realized investment gains (losses) are computed using the specific identification method. Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for net OTTI recognized in earnings. Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, allowance for losses on commercial mortgage and other loans, and fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment. See “Derivative Financial Instruments” below for additional information regarding the accounting for derivatives.
The Company’s available-for-sale securities with unrealized losses are reviewed quarterly to identify OTTI in value. In evaluating whether a decline in value is other-than-temporary, the Company considers several factors including, but not limited to the following: (1) the extent and the duration of the decline; (2) the reasons for the decline in value (credit event, currency or interest-rate related, including general credit spread widening); and (3) the financial condition of and near-term prospects of the issuer. With regard to available-for-sale equity securities, the Company also considers the ability and intent to hold the investment for a period of time to allow for a recovery of value. When it is determined that a decline in value of an equity security is other-than-temporary, the carrying value of the equity security is reduced to its fair value, with a corresponding charge to earnings.
An OTTI is recognized in earnings for a debt security in an unrealized loss position when the Company either (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. For all debt securities in unrealized loss positions that do not meet either of these two criteria, the Company analyzes its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

The Company may use the estimated fair value of collateral as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment an OTTI is recognized.
When an OTTI of a debt security has occurred, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, the OTTI recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For OTTI of debt securities that do not meet these criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and its net present value calculated as described above. Any difference between the fair value and the net present value of the debt security at the impairment measurement date is recorded in “Other comprehensive income (loss)” (“OCI”). Unrealized gains or losses on securities for which an OTTI has been recognized in earnings is tracked as a separate component of AOCI.
For debt securities, the split between the amount of an OTTI recognized in other comprehensive income and the net amount recognized in earnings is driven principally by assumptions regarding the amount and timing of projected cash flows. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company has developed these estimates using information based on its historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security, such as the general payment terms of the security and the security’s position within the capital structure of the issuer.
The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an OTTI, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. For debt securities, the discount (or reduced premium) based on the new cost basis may be accreted into Net investment income in future periods, including increases in cash flow on a prospective basis. In certain cases where there are decreased cash flow expectations, the security is reviewed for further cash flow impairments.
Unrealized investment gains and losses are also considered in determining certain other balances, including DAC, DSI, certain future policy benefits, reinsurance recoverables, policyholders’ account balances and deferred tax assets or liabilities. These balances are adjusted, as applicable, for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI. Each of these balances is discussed in greater detail below.
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
Deferred Policy Acquisition Costs
Costs that are related directly to the successful acquisition of new and renewal insurance and annuity business are deferred to the extent such costs are deemed recoverable from future profits. Such DAC primarily includes commissions, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully negotiated contracts. In each reporting period, capitalized DAC is amortized to “Amortization of deferred policy acquisition costs”, net of the accrual of imputed interest on DAC balances. DAC is subject to periodic recoverability testing. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI.
DAC related to universal and variable life products and fixed and variable deferred annuity products are generally deferred and amortized over the expected life of the contracts in proportion to gross profits arising principally from investment margins, mortality and expense margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. The Company uses a reversion to the mean approach for equities to derive future equity return assumptions. However, if the projected equity return calculated using this approach is greater than the maximum equity return assumption, the maximum equity return is utilized. Gross profits also include impacts from the embedded derivatives associated with certain of the optional living benefit features of the Company’s variable annuity contracts and related hedging activities. In calculating gross profits, profits and

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities are also included. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as described in Note 12. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. The effect of changes to total gross profits on unamortized DAC is reflected in the period such total gross profits are revised. DAC related to non-participating traditional individual life insurance is amortized in proportion to gross premiums.
For some products, policyholders can elect to modify product benefits, features, rights or coverages by exchanging a contract for a new contract or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. These transactions are known as internal replacements. If policyholders surrender traditional life insurance policies in exchange for life insurance policies that do not have fixed and guaranteed terms, the Company immediately charges to expense the remaining unamortized DAC on the surrendered policies. For other internal replacement transactions, except those that involve the addition of a non-integrated contract feature that does not change the existing base contract, the unamortized DAC is immediately charged to expense if the terms of the new policies are not substantially similar to those of the former policies. If the new terms are substantially similar to those of the earlier policies, the DAC is retained with respect to the new policies and amortized over the expected life of the new policies.
Deferred sales inducements
The Company offers various types of sales inducements to contractholders primarily related to fixed and variable deferred annuity contracts. The Company defers sales inducements and amortizes them over the anticipated life of the policy using the same methodology and assumptions used to amortize DAC. Sales inducements balances are subject to periodic recoverability testing. The Company records amortization of deferred sales inducements in “Interest credited to policyholders’ account balances.” Deferred sales inducements for applicable products are adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI. See Note 6 for additional information regarding sales inducements.
Reinsurance recoverables
Reinsurance recoverables include corresponding receivables associated with reinsurance arrangements with affiliates. For additional information about these arrangements see Note 12.
Separate Account Assets and Liabilities
Separate account assets are reported at fair value and represent segregated funds that are invested for certain contractholders and other customers. The assets consist primarily of equity securities and real estate related investments. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the contractholders, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities primarily represent the contractholders’ account balance in separate account assets and to a lesser extent borrowings of the separate account, and will be equal and offsetting to total separate account assets. See Note 6 to the Consolidated Financial Statements for additional information regarding separate account arrangements with contractual guarantees. The investment income and realized investment gains or losses from separate accounts generally accrue to the contractholders and are not included in the Company’s results of operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income”. Asset administration fees charged to the accounts are included in “Asset administration fees”.
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
Future Policy Benefits
The Company’s liability for future policy benefits includes liabilities related to certain long-duration life and annuity contracts, which are discussed more fully in Note 6. These liabilities represent reserves for the guaranteed minimum death and optional living benefit features on our variable annuity products and no lapse guarantees for our variable and universal life products. The optional living benefits are primarily accounted for as embedded derivatives, with fair values calculated as the present value of future

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. For additional information regarding the valuation of these optional living benefit features, see Note 6 and Note 9.
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
Securities repurchase and resale agreements and securities loaned transactions
Securities repurchase and resale agreements and securities loaned transactions are used primarily to earn spread income, to borrow funds, or to facilitate trading activity. As part of securities repurchase agreements or securities loaned transactions, the Company transfers U.S. and foreign debt and equity securities, as well as U.S. government and government agency securities and receives cash as collateral. As part of securities resale agreements, the Company invests cash and receives as collateral U.S. government securities or other debt securities. For securities repurchase agreements and securities loaned transactions used to earn spread income, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities.
Securities repurchase and resale agreements that satisfy certain criteria are treated as secured borrowing or secured lending arrangements. These agreements are carried at the amounts at which the securities will be subsequently resold or reacquired, as specified in the respective transactions. For securities purchased under agreements to resell, the Company’s policy is to take possession or control of the securities either directly or through a third party custodian. These securities are valued daily and additional securities or cash collateral is received, or returned, when appropriate to protect against credit exposure. Securities to be resold are the same, or substantially the same, as the securities received. For securities sold under agreements to repurchase, the market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. The Company obtains collateral in an amount at least equal to 95% of the fair value of the securities sold. Securities to be repurchased are the same, or substantially the same, as those sold. Income and expenses related to these transactions executed within the insurance companies used to earn spread income are reported as “Net investment income”; however, for transactions used for funding purposes, the associated borrowing cost is reported as interest expense (included in “General, administrative and other expenses”).
Securities loaned transactions are treated as financing arrangements and are recorded at the amount of cash received. The Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company’s securities loaned transactions are with large brokerage firms. Income and expenses associated with securities loaned transactions used to earn spread income are reported as “Net investment income”; however, for securities loaned transactions used for funding purposes the associated rebate is reported as interest expense (included in “General, administrative and other expenses”).
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

Insurance Revenue and Expense Recognition
Premiums from individual life products, other than universal and variable life contracts, are recognized when due. When premiums are due over a significantly shorter period than the period over which benefits are provided, any gross premium in excess of the net premium (i.e., the portion of the gross premium required to provide for all expected future benefits and expenses) is generally deferred and recognized into revenue in a constant relationship to insurance in force. Benefits are recorded as an expense when they are incurred. A liability for future policy benefits is recorded when premiums are recognized using the net level premium method.
Premiums from single premium immediate annuities with life contingencies are recognized when due. When premiums are due over a significantly shorter period than the period over which benefits are provided, any gross premium in excess of the net premium is generally deferred and recognized into revenue based on expected future benefit payments. Benefits are recorded as an expense when they are incurred. A liability for future policy benefits is recorded when premiums are recognized using the net premium method.
Certain individual annuity contracts provide the contractholder a guarantee that the benefit received upon death or annuitization will be no less than a minimum prescribed amount. These benefits are accounted for as insurance contracts. The Company also provides contracts with certain living benefits which are considered embedded derivatives.
See Note 6 for additional information regarding these contracts.
Amounts received as payment for universal or variable individual life contracts, deferred fixed or variable annuities and other contracts without life contingencies are reported as deposits to “Policyholders’ account balances” and/or “Separate account liabilities.” Revenues from these contracts are reflected in “Policy charges and fee income” consisting primarily of fees assessed during the period against the policyholders’ account balances for mortality and other benefit charges, policy administration charges and surrender charges. In addition to fees, the Company earns investment income from the investment of deposits in the Company’s general account portfolio. Fees assessed that represent compensation to the Company for services to be provided in future periods and certain other fees are generally deferred and amortized into revenue over the life of the related contracts in proportion to estimated gross profits. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited to policyholders’ account balances and amortization of DAC and DSI.
Premiums, benefits and expenses are stated net of reinsurance ceded to other companies.
Asset Administration Fees
The Company receives asset administration fee income on contractholders’ account balances invested in The Prudential Series Funds or “PSF”, which are a portfolio of mutual fund investments related to the Company’s separate account products. Also, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust (see Note 12). In addition, the Company receives fees from contractholders’ account balances invested in funds managed by companies other than affiliates of Prudential Insurance. Asset administration fees are recognized as income when earned.
Derivative Financial Instruments
Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, values of securities or commodities, credit spreads, market volatility, expected returns, and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and non-performance risk ("NPR") used in valuation models. Derivative financial instruments generally used by the Company include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter (“OTC”) market. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models.
Derivatives are used to manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed in detail below and in Note 10, all realized and unrealized changes in fair value of derivatives are recorded in current earnings, with the exception of the effective portion of cash flow hedges. Cash flows from derivatives are reported in the operating, investing or financing activities sections in the Consolidated Statements of Cash Flows based on the nature and purpose of the derivative.
Derivatives are recorded either as assets, within “Trading account assets, at fair value” or “Other long-term investments”, or as liabilities, within “Other liabilities”, except for embedded derivatives which are recorded with the associated host contract. The Company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement has been executed.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

The Company designates derivatives as either (1) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge); or (2) a derivative that does not qualify for hedge accounting.
To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated risk of the hedged item. Effectiveness of the hedge is formally assessed at inception and throughout the life of the hedging relationship. Even if a derivative qualifies for hedge accounting treatment, there may be an element of ineffectiveness of the hedge. Under such circumstances, the ineffective portion is recorded in “Realized investment gains (losses), net”.
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
If it is determined that a derivative no longer qualifies as an effective cash flow hedge or management removes the hedge designation, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in “Realized investment gains (losses), net”. The component of AOCI related to discontinued cash flow hedges is reclassified to the income statement line associated with the hedged cash flows consistent with the earnings impact of the original hedged cash flows.
When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, or because it is probable that the forecasted transaction will not occur by the end of the specified time period, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in “Realized investment gains (losses), net”. Any asset or liability that was recorded pursuant to recognition of the firm commitment is removed from the balance sheet and recognized currently in “Realized investment gains (losses), net”. Gains and losses that were in AOCI pursuant to the hedge of a forecasted transaction are recognized immediately in “Realized investment gains (losses), net”.
If a derivative does not qualify for hedge accounting, all changes in its fair value, including net receipts and payments, are included in “Realized investment gains (losses), net” without considering changes in the fair value of the economically associated assets or liabilities.
The Company is a party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. At inception, the Company assesses whether the economic characteristics of the embedded instrument are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded instrument possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded instrument qualifies as an embedded derivative that is separated from the host contract, carried at fair value, and changes in its fair value are included in “Realized investment gains (losses), net.” For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company may elect to classify the entire instrument as a trading account asset and report it within “Trading account assets, at fair value”.
The Company sells variable annuity contracts that include optional living benefit features that may be treated from an accounting perspective as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these benefit features to an affiliate, Pruco Reinsurance Ltd. (“Pruco Re”). The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value and included in “Future policy benefits and other policyholder liabilities” and “Reinsurance recoverables” or “Other liabilities”, respectively. Changes in the fair value are determined using valuation models as described in Note 9 and are recorded in “Realized investment gains (losses), net”.
Short-Term and Long-Term Debt
Liabilities for short-term and long-term debt are primarily carried at an amount equal to unpaid principal balance, net of unamortized discount or premium. Original-issue discount or premium and debt-issue costs are recognized as a component of interest expense over the period the debt is expected to be outstanding, using the interest method of amortization. Interest expense is generally presented within “General, administrative and other expenses” in the Company’s Consolidated Statements of Operations. Short-term debt is debt coming due in the next twelve months, including that portion of debt otherwise classified as long-term. The short-term debt caption may exclude short-term debt items the Company intends to refinance on a long-term basis in the near term. See Note 12 for additional information regarding short-term and long-term debt.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

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
Items required by tax regulations to be included in the tax return may differ from the items reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements may be different than the actual rate applied on the tax return. Some of these differences are permanent such as expenses that are not deductible in the Company’s tax return, and some differences are temporary, reversing over time, such as valuation of insurance reserves. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years for which the Company has already recorded the tax benefit in the Company’s income statement. Deferred tax liabilities generally represent tax expense recognized in the Company’s financial statements for which payment has been deferred, or expenditures for which the Company has already taken a deduction in the Company’s tax returns but have not yet been recognized in the Company’s financial statements.
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
Adoption of New Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance (Accounting Standards Update (“ASU”) 2014-14, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure) requiring that mortgage loans be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The new guidance became effective for annual periods and interim periods within those annual periods that began after December 15, 2014, and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

In June 2014, the FASB issued updated guidance (ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures) that requires repurchase-to-maturity transactions to be accounted for as secured borrowings and eliminates existing guidance for repurchase financings. The guidance also requires new disclosures for certain transactions accounted for as secured borrowings and for transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets. Accounting changes and new disclosures for transfers accounted for as sales under the new guidance were effective for the first interim or annual period beginning after December 15, 2014 and did not have a significant effect on the Company's consolidated financial position, results of operations or financial statement disclosures. Disclosures for certain transactions accounted for as secured borrowings were effective for interim periods beginning after March 15, 2015 and are included in Note 3.
In January 2014, the FASB issued updated guidance (ASU 2014-04, Receivables-Troubled Debt Restructuring by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure) for troubled debt restructurings clarifying when an in-substance repossession or foreclosure occurs, and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The new guidance became effective for annual periods and interim periods within those annual periods that began after December 15, 2014, and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.
In December 2013, the FASB issued updated guidance (ASU 2013-12, Definition of a Public Business Entity-An Addition to the Master Glossary) establishing a single definition of a public entity for use in financial accounting and reporting guidance. The new guidance became effective for all current and future reporting periods and did not have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.
In July 2013, the FASB issued updated guidance (ASU 2013-11, Income Taxes (Topic 740)) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists) regarding the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The new guidance became effective for interim or annual reporting periods that began after December 15, 2013, and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.
In July 2013, the FASB issued new guidance (ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes) regarding derivatives. The guidance permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting in addition to the United States Treasury rate and London Interbank Offered Rate (“LIBOR”). The guidance also removes the restriction on using different benchmark rates for similar hedges. The guidance became effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013, and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.
In December 2011 and January 2013, the FASB issued updated guidance (ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities) regarding the disclosure of recognized derivative instruments (including bifurcated embedded derivatives), repurchase agreements and securities borrowing/lending transactions that are offset in the statement of financial position or are subject to an enforceable master netting arrangement or similar agreement (irrespective of whether they are offset in the statement of financial position). The new guidance requires an entity to disclose information on both a gross and net basis about instruments and transactions within the scope of this guidance. The new guidance became effective for interim or annual reporting periods that began on or after January 1, 2013, and was applied retrospectively for all comparative periods presented. The disclosures required by this guidance are included in Note 10.
Future Adoption of New Accounting Pronouncements
In May 2014, the FASB issued updated guidance (ASU 2014-09, Revenue from Contracts with Customers (Topic 606)) on accounting for revenue recognition. The guidance is based on the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from cost incurred to obtain or fulfill a contract. Revenue recognition for insurance contracts is explicitly scoped out of the guidance. In August 2015, the FASB issued an update to defer the original effective date of this guidance. As a result of the deferral, the new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017, and must be applied using one of two retrospective application methods. Early adoption is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.
In August 2014, the FASB issued updated guidance (ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity) for measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity. Under the guidance, an entity within scope is permitted to measure both the financial assets and financial liabilities of a consolidated collateralized financing entity based on either the fair value of the financial assets or the financial liabilities, whichever is more observable. If adopted, the guidance eliminates the measurement difference that exists when both are measured at fair value. The Company adopted the updated guidance effective January 1, 2016, and applied the modified retrospective method of adoption. This guidance did not have a significant impact on the Company’s consolidated financial position, results of operations, or financial statement disclosures.
In February 2015, the FASB issued updated guidance (ASU 2015-02, Consolidation (Topic 810): Amendments to Consolidation Analysis) that modifies the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities, and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company adopted the updated guidance effective January 1, 2016. This guidance did not have a significant impact on the Company’s consolidated financial position, results of operations, or financial statement disclosures.
In January 2016, the FASB issued updated guidance (ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities) on the recognition and measurement of financial assets and financial liabilities. The guidance revises an entity’s accounting related to the classification and measurement of certain equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. The guidance also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance is effective for annual periods and interim reporting periods within those annual periods beginning after December 15, 2017. Early adoption is not permitted except for the provisions related to the presentation of certain fair value changes for financial liabilities measured at fair value. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

3.	INVESTMENTS
Fixed Maturities and Equity Securities
The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$23,582	$3,010	$—	$26,592	$—
Obligations of U.S. states and their political subdivisions	127,734	4,048	409	131,373	—
Foreign government bonds	8,211	29	1,122	7,118	—
Public utilities	152,580	5,656	2,374	155,862	—
All other U.S. public corporate securities	291,835	13,145	5,306	299,674	(45)
All other U.S. private corporate securities	162,781	3,718	3,458	163,041	—
All other foreign public corporate securities	29,507	1,432	1,359	29,580	—
All other foreign private corporate securities	163,641	2,824	6,629	159,836	—
Asset-backed securities (1)	47,898	606	258	48,246	(79)
Commercial mortgage-backed securities	62,355	2,126	41	64,440	—
Residential mortgage-backed securities (2)	17,458	1,982	7	19,433	(177)
Total fixed maturities, available-for-sale	$1,087,582	$38,576	$20,963	$1,105,195	$(301)
Equity securities, available-for-sale
Common stocks:
Mutual funds	$18,275	$28	$1,219	$17,084
Non-redeemable preferred stocks	—	—	—	—
Total equity securities, available-for-sale	$18,275	$28	$1,219	$17,084

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of OTTI losses in AOCI, which were not included in earnings. Amount excludes $0.5 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2014 (4)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$23,991	$3,590	$—	$27,581	$—
Obligations of U.S. states and their political subdivisions	39,343	1,846	—	41,189	—
Foreign government bonds	6,344	149	—	6,493	—
Public utilities	109,686	10,305	21	119,970	—
All other U.S. public corporate securities	226,026	23,017	390	248,653	(45)
All other U.S. private corporate securities	191,898	8,273	256	199,915	—
All other foreign public corporate securities	25,086	2,388	83	27,391	—
All other foreign private corporate securities	154,450	7,316	1,182	160,584	—
Asset-backed securities (1)	38,069	1,295	152	39,212	(79)
Commercial mortgage-backed securities	74,610	3,487	13	78,084	—
Residential mortgage-backed securities (2)	21,776	2,643	8	24,411	(242)
Total fixed maturities, available-for-sale	$911,279	$64,309	$2,105	$973,483	$(366)
Equity securities, available-for-sale
Common stocks:
Mutual funds	$8,238	$83	$118	$8,203
Non-redeemable preferred stocks	53	39	—	92
Total equity securities, available-for-sale	$8,291	$122	$118	$8,295

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of OTTI losses in AOCI, which were not included in earnings. Amount excludes $0.6 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(4)	Prior period amounts are presented on a basis consistent with the current period presentation.
The amortized cost and fair value of fixed maturities by contractual maturities at December 31, 2015, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$56,384	$54,298
Due after one year through five years	207,606	216,519
Due after five years through ten years	157,830	158,671
Due after ten years	538,051	543,588
Asset-backed securities	47,898	48,246
Commercial mortgage-backed securities	62,355	64,440
Residential mortgage-backed securities	17,458	19,433
Total	$1,087,582	$1,105,195
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed and residential mortgage-backed securities are shown separately in the table above, as they are not due at a single maturity date.
The following table depicts the sources of fixed maturity and equity security proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

	2015	2014	2013
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$4,300	$49,137	$108,332
Proceeds from maturities/repayments	119,987	102,303	131,032
Gross investment gains from sales, prepayments and maturities	2,689	5,160	5,704
Gross investment losses from sales and maturities	—	(249)	(1,379)
Equity securities, available-for-sale
Proceeds from sales	$2,122	$7,808	$6,650
Gross investment gains from sales	74	456	587
Gross investment losses from sales	—	—	(395)
Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(1,061)	$(25)	$—
Writedowns for impairments on equity securities	—	—	(6)

(1)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of the impairment.

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

	Year Ended December 31,
	2015	2014
	(in thousands)
Balance, beginning of period	$663	$716
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(46)	(42)
Additional credit loss impairments recognized in the current period on securities previously impaired	26	—
Increases due to the passage of time on previously recorded credit losses	21	21
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(13)	(32)
Balance, end of period	$651	$663
Trading Account Assets
The following table sets forth the composition of “Trading account assets” as of the dates indicated:

	December 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Trading account assets	(in thousands)
Fixed maturities	$10,000	$8,441	$10,000	$9,679
Equity securities	5,999	7,050	—	—
Total trading account assets	$15,999	$15,491	$10,000	$9,679
The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income,” was $(0.2) million, $(0.3) million and $0.3 million during the years ended December 31, 2015, 2014 and 2013, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans
The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	December 31, 2015		December 31, 2014
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$79,481	33.1%	$89,817	32.6%
Retail	62,881	26.2	64,149	23.3
Industrial	25,059	10.4	35,190	12.8
Office	21,058	8.8	29,997	10.9
Other	17,803	7.4	18,061	6.6
Hospitality	23,176	9.6	23,725	8.6
Total commercial mortgage loans	229,458	95.5	260,939	94.8
Agricultural property loans	10,769	4.5	14,479	5.2
Total commercial mortgage and agricultural property loans by property type	240,227	100.0%	275,418	100.0%
Valuation allowance	(428)		(771)
Total net commercial mortgage and agricultural property loans by property type	239,799		274,647
Other loans
Uncollateralized loans	8,410		8,410
Valuation allowance	—		—
Total net other loans	8,410		8,410
Total commercial mortgage and other loans	$248,209		$283,057

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States (with the largest concentrations in Illinois (17%), Texas (16%), and New York (11%)) and include loans secured by properties in Europe at December 31, 2015.
Activity in the allowance for credit losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Allowance for credit losses, beginning of year	$771	$1,785	$1,162
Addition to (release of) allowance for losses	(343)	(1,014)	623
Total ending balance (1)	$428	$771	$1,785

(1)	Agricultural loans represent less than $0.1 million of the ending allowance at December 31, 2015, 2014 and 2013.
The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	December 31, 2015	December 31, 2014
	(in thousands)
Allowance for Credit Losses:
Individually evaluated for impairment (1)	$—	$—
Collectively evaluated for impairment (2)	428	771
Total ending balance	$428	$771
Recorded Investment (3):
Gross of reserves: individually evaluated for impairment (1)	$—	$—
Gross of reserves: collectively evaluated for impairment (2)	248,637	283,828
Total ending balance, gross of reserves	$248,637	$283,828

(1)	There were no loans individually evaluated for impairment at both December 31, 2015 and 2014.

(2)
Agricultural loans collectively evaluated for impairment had a recorded investment of $10.8 million and $14.5 million at December 31, 2015 and 2014, respectively, and an allowance of less than $0.1 million at December 31, 2015 and 2014. Uncollateralized loans collectively evaluated for impairment had a recorded investment of $8.4 million at December 31, 2015 and 2014 and no related allowance at both period ends.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. There were no impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and no related allowance for losses at both December 31, 2015 and 2014.
Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The Company had no such loans at both December 31, 2015 and 2014. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.
The following tables set forth certain key credit quality indicators as of December 31, 2015 and 2014, based upon the recorded investment gross of allowance for credit losses.
Total commercial mortgage and agricultural property loans

	Debt Service Coverage Ratio - December 31, 2015
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$158,983	$1,993	$—	$160,976
60%-69.99%	60,849	—	—	60,849
70%-79.99%	11,312	2,687	—	13,999
Greater than 80%	—	2,938	1,465	4,403
Total commercial mortgage and agricultural property loans	$231,144	$7,618	$1,465	$240,227

	Debt Service Coverage Ratio - December 31, 2014
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$162,454	$—	$1,634	$164,088
60%-69.99%	84,761	—	4,878	89,639
70%-79.99%	14,389	2,796	—	17,185
Greater than 80%	2,991	—	1,515	4,506
Total commercial mortgage and agricultural property loans	$264,595	$2,796	$8,027	$275,418
As of both December 31, 2015 and 2014, all commercial mortgage and other loans were in current status. The Company defines current in its aging of past due commercial mortgage and other loans as less than 30 days past due.
Based upon the recorded investment gross of allowance for credit losses, there were no commercial mortgage and other loans in nonaccrual status as of both December 31, 2015 and 2014. Nonaccrual loans are those on which the accrual of interest has been suspended after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability and loans for which a loan specific reserve has been established. See Note 2 for further discussion regarding nonaccrual status loans.
For the years ended December 31, 2015 and 2014, there were no commercial mortgage and other loans acquired, other than those through direct origination, nor were there any commercial mortgage and other loans sold.
The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both December 31, 2015 and 2014, the Company had no significant commitments to borrowers that have been involved in a troubled debt restructuring. As of both December 31, 2015 and 2014, there were no new troubled debt restructurings related to commercial mortgage and other loans, and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the 12 months preceding each respective year. See Note 2 for additional information related to the accounting for troubled debt restructurings.
As of both December 31, 2015 and 2014, the Company did not have any foreclosed residential real estate property.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

Other Long-Term Investments
The following table sets forth the composition of “Other long-term investments” at December 31 for the years indicated.

	2015	2014
	(in thousands)
Company’s investment in separate accounts	$1,853	$1,606
Joint ventures and limited partnerships	41,106	38,920
Derivatives	17,495	7,329
Total other long-term investments	$60,454	$47,855

As of both December 31, 2015 and 2014, the Company had no significant equity method investments.

Net Investment Income
Net investment income for the years ended December 31, was from the following sources:

	2015	2014	2013
	(in thousands)
Fixed maturities, available-for-sale	$44,959	$44,073	$46,071
Trading account assets	866	119	11
Commercial mortgage and other loans	13,528	13,686	13,831
Policy loans	10,335	10,127	9,901
Short-term investments and cash equivalents	218	79	63
Other long-term investments	2,632	3,103	2,105
Gross investment income	72,538	71,187	71,982
Less: investment expenses	(3,647)	(3,315)	(3,329)
Net investment income	$68,891	$67,872	$68,653

There were no non-income producing assets as of December 31, 2015. Non-income producing assets represent investments that have not produced income for the twelve months preceding December 31, 2015.

As of both December 31, 2015 and 2014, the Company had no significant low income housing tax credit investments.
Realized Investment Gains (Losses), Net
Realized investment gains (losses), net, for the years ended December 31, were from the following sources:

	2015	2014	2013
	(in thousands)
Fixed maturities	$1,628	$4,786	$4,325
Equity securities	74	456	186
Commercial mortgage and other loans	343	1,015	(623)
Short-term investments and cash equivalents	—	2	2
Joint ventures and limited partnerships	320	210	(13)
Derivatives	3,388	(79,739)	18,704
Realized investment gains (losses), net	$5,753	$(73,270)	$22,581
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the years ended December 31, are as follows:

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2012	$43	$47,406	$47,449
Change in component during period (2)	25	(30,373)	(30,348)
Balance, December 31, 2013	$68	$17,033	$17,101
Change in component during period (2)	(81)	16,719	16,638
Balance, December 31, 2014	$(13)	$33,752	$33,739
Change in other comprehensive income before reclassifications	(86)	(31,993)	(32,079)
Amounts reclassified from AOCI	—	(1,702)	(1,702)
Income tax benefit (expense)	30	11,793	11,823
Balance, December 31, 2015	$(69)	$11,850	$11,781

(1)	Includes cash flow hedges of $5.7 million, $0.2 million and $(3.1) million as of December 31, 2015, 2014 and 2013, respectively.

(2)	Net of taxes.
Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate (3)	$249	$230	$(237)
Net unrealized investment gains (losses) on available-for-sale securities (4)	1,453	5,012	4,748
Total net unrealized investment gains (losses)	1,702	5,242	4,511
Total reclassifications for the period	$1,702	$5,242	$4,511

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 10 for additional information on cash flow hedges.

(4)
See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, future policy benefits and policyholders’ account balances.

Net Unrealized Investment Gains (Losses)
Net unrealized investment gains and losses on securities classified as “available-for-sale” and certain other long-term investments and other assets are included in the Company’s Consolidated Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from “Other comprehensive income (loss)” those items that are included as part of “Net income” for a period that had been part of “Other comprehensive income (loss)” in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains and losses, are as follows:

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders' Account Balances(1)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2012	$230	$95	$164	$(172)	$317
Net investment gains (losses) on investments arising during the period	126	—	—	(44)	82
Reclassification adjustment for (gains) losses included in net income	(132)	—	—	46	(86)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	—	(723)	—	253	(470)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	—	—	(12)	4	(8)
Balance, December 31, 2013	$224	$(628)	$152	$87	$(165)
Net investment gains (losses) on investments arising during the period	13	—	—	(5)	8
Reclassification adjustment for (gains) losses included in net income	(12)	—	—	4	(8)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	—	77	—	(27)	50
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	—	—	(30)	11	(19)
Balance, December 31, 2014	$225	$(551)	$122	$70	$(134)
Net investment gains (losses) on investments arising during the period	(20)	—	—	7	(13)
Reclassification adjustment for (gains) losses included in net income	6	—	—	(2)	4
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	—	744	—	(260)	484
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	—	—	18	(6)	12
Balance, December 31, 2015	$211	$193	$140	$(191)	$353

(1)	Balances are net of reinsurance.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders' Account Balances(2)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2012	$89,750	$(26,309)	$9,001	$(25,354)	$47,088
Net investment gains (losses) on investments arising during the period	(49,387)	—	—	17,285	(32,102)
Reclassification adjustment for (gains) losses included in net income	(4,379)	—	—	1,534	(2,845)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	—	14,655	—	(5,129)	9,526
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	—	—	(6,875)	2,406	(4,469)
Balance, December 31, 2013	$35,984	$(11,654)	$2,126	$(9,258)	$17,198
Net investment gains (losses) on investments arising during the period	32,609	—	—	(11,413)	21,196
Reclassification adjustment for (gains) losses included in net income	(5,230)	—	—	1,830	(3,400)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	—	(4,521)	—	1,582	(2,939)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	—	—	2,816	(985)	1,831
Balance, December 31, 2014	$63,363	$(16,175)	$4,942	$(18,244)	$33,886
Net investment gains (losses) on investments arising during the period	(38,860)	—	—	13,600	(25,260)
Reclassification adjustment for (gains) losses included in net income	(1,708)	—	—	598	(1,110)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	—	10,509	—	(3,678)	6,831
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	—	—	(4,385)	1,535	(2,850)
Balance, December 31, 2015	$22,795	$(5,666)	$557	$(6,189)	$11,497

(1)	Includes cash flow hedges. See Note 10 for information on cash flow hedges.

(2)	Balances are net of reinsurance.
Net Unrealized Gains (Losses) on Investments by Asset Class
The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	2015	2014	2013
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$211	$225	$224
Fixed maturity securities, available-for-sale - all other	17,402	61,979	37,569
Equity securities, available-for-sale	(1,191)	4	25
Derivatives designated as cash flow hedges (1)	5,651	159	(3,057)
Other investments	933	1,221	1,447
Net unrealized gains (losses) on investments	$23,006	$63,588	$36,208

(1)	See Note 10 for more information on cash flow hedges.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities
The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, at December 31 for the years indicated:

	2015
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
Obligations of U.S. states and their political subdivisions	$10,312	$409	$—	$—	$10,312	$409
Foreign government bonds	3,079	271	1,813	851	4,892	1,122
Public utilities	58,351	2,374	—	—	58,351	2,374
All other U.S. public corporate securities	76,154	4,478	7,342	828	83,496	5,306
All other U.S. private corporate securities	52,647	3,458	—	—	52,647	3,458
All other foreign public corporate securities	8,252	835	1,295	524	9,547	1,359
All other foreign private corporate securities	41,343	2,712	26,304	3,917	67,647	6,629
Asset-backed securities	18,052	141	10,672	117	28,724	258
Commercial mortgage-backed securities	12,059	35	398	6	12,457	41
Residential mortgage-backed securities	361	7	—	—	361	7
Total	$280,610	$14,720	$47,824	$6,243	$328,434	$20,963
Equity securities, available-for-sale	$12,145	$931	$3,712	$288	$15,857	$1,219

	2014(1)
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
Obligations of U.S. states and their political subdivisions	$—	$—	$—	$—	$—	$—
Public utilities	4,733	21	—	—	4,733	21
All other U.S. public corporate securities	6,101	361	3,194	29	9,295	390
All other U.S. private corporate securities	—	—	14,548	256	14,548	256
All other foreign public corporate securities	1,738	83	—	—	1,738	83
All other foreign private corporate securities	20,747	1,112	3,775	70	24,522	1,182
Asset-backed securities	1,988	5	11,387	147	13,375	152
Commercial mortgage-backed securities	9,016	9	402	4	9,418	13
Residential mortgage-backed securities	456	8	—	—	456	8
Total	$44,779	$1,599	$33,306	$506	$78,085	$2,105
Equity securities, available-for-sale	$5,882	$118	$—	$—	$5,882	$118

(1)	Prior period amounts are presented on a basis consistent with the current period presentation.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

The gross unrealized losses on fixed maturity securities at December 31, 2015 and 2014, were composed of $16.8 million and $1.2 million, respectively, related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $4.2 million and $0.9 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At December 31, 2015, the $6.2 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical, capital goods and finance sectors of the Company’s corporate securities. At December 31, 2014, the $0.5 million of gross unrealized losses of twelve months or more were concentrated in the consumer cyclical and finance sectors of the Company’s corporate securities and in asset-backed securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for OTTI for these securities was not warranted at December 31, 2015 or 2014. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to general credit spread widening and foreign currency exchange rate movements. At December 31, 2015, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis.
At both December 31, 2015 and 2014, none of the gross unrealized losses related to equity securities represented declines in value of greater than 20%. In accordance with its policy described in Note 2, the Company concluded that an adjustment for OTTI for these equity securities was not warranted at either December 31, 2015 or 2014.
Securities Lending and Repurchase Agreements
In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of December 31, 2015, the Company had $3 million of securities lending transactions recorded as "Cash collateral loaned for securities," all of which were corporate securities. The remaining contractual maturity of all securities lending transactions is overnight and continuous. As of December 31, 2015, the Company had no repurchase transactions.
Securities Pledged, Restricted Assets and Special Deposits
The Company pledges as collateral investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase, collateralized borrowings and postings of collateral with derivative counterparties. At December 31, the carrying value of investments pledged to third parties as reported in the Consolidated Statements of Financial Position included the following:

	2015	2014
	(in thousands)
Fixed maturity securities, available-for-sale	$2,905	$4,269
Total securities pledged	$2,905	$4,269
As of December 31, 2015 and 2014, the carrying amount of the associated liabilities supported by the pledged collateral was $3 million and $5 million, respectively, all of which was “Cash collateral for loaned securities.”
In the normal course of business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities purchased under agreements to resell. The fair value of this collateral was $97 million and $38 million at December 31, 2015 and 2014, respectively, none of which had either been sold or repledged.
Fixed maturities of less than $1 million at December 31, 2015 and 2014, were on deposit with governmental authorities or trustees as required by certain insurance laws.

4.	DEFERRED POLICY ACQUISITION COSTS
The balances of and changes in DAC as of and for the years ended December 31, were as follows:

	2015	2014	2013
	(in thousands)
Balance, beginning of year	$457,420	$439,315	$327,832
Capitalization of commissions, sales and issue expenses	60,024	60,207	53,901
Amortization- Impact of assumption and experience unlocking and true-ups	6,125	23,034	(15,114)
Amortization- All other	(65,452)	(60,726)	59,295
Change in unrealized investment gains and losses	10,626	(4,410)	13,402
Balance, end of year	$468,743	$457,420	$439,315

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

DAC include reductions in capitalization and amortization related to reinsurance expense allowances resulting from the coinsurance treaties with PARCC, PAR Term, Term Re, and PAR U, as well as reductions for the initial balance transferred to PAR U at inception of the coinsurance agreement (see Note 12).
Ceded capitalization was $52 million, $41 million and $48 million in 2015, 2014 and 2013, respectively. Ceded amortization amounted to $18 million, $28 million and $10 million in 2015, 2014 and 2013, respectively. The ceded portion of the impact of changes in unrealized gains (losses) resulted in decreases in the deferred acquisition cost asset of $8 million and $20 million in 2015 and 2013, respectively, and an increase in the deferred acquisition cost asset of $10 million in 2014.

5.	POLICYHOLDERS’ LIABILITIES
Future Policy Benefits
Future policy benefits at December 31, for the years indicated were as follows:

	2015	2014
	(in thousands)
Life insurance	$974,108	$889,556
Individual annuities and supplementary contracts	23,297	20,220
Other contract liabilities	452,705	432,335
Total future policy benefits and other policyholder liabilities	$1,450,110	$1,342,111
Life insurance liabilities include reserves for death benefits. Individual annuities and supplementary contract liabilities include reserves for life contingent immediate annuities. Other contract liabilities include unearned premiums and certain other reserves for annuities and individual life products.
Future policy benefits for individual non-participating traditional life insurance policies are generally equal to the present value of future benefit payments and related expenses, less the present value of future net premiums. Assumptions as to mortality, morbidity and persistency are based on the Company’s experience, industry data, and/or other factors, when the basis of the reserve is established. Interest rates used in the determination of the present values range from 2.3% to 7.0%.
Future policy benefits for individual annuities and supplementary contracts with life contingencies are generally equal to the present value of expected future payments. Assumptions as to mortality are based on the Company’s experience, industry data, and/or other factors when the basis of the reserve is established. The interest rates used in the determination of the present value range from 0.0% to 7.3%.
The Company’s liability for future policy benefits are primarily liabilities for guaranteed benefits related to certain long-duration life and annuity contracts. Liabilities for guaranteed benefits with embedded derivative features are primarily in "Other contract liabilities" in the above table. The remaining liabilities for guaranteed benefits are primarily reflected with the underlying contract. The interest rates used in the determination of the present values range from 0.9% to 4.4%. See Note 6 for additional information regarding liabilities for guaranteed benefits related to certain long-duration contracts.
Policyholders’ Account Balances
Policyholders’ account balances at December 31 are as follows:

	2015	2014
	(in thousands)
Universal life contracts	$1,246,611	$1,090,721
Individual annuities	258,299	222,252
Guaranteed interest accounts	30,164	32,217
Other	145,512	130,613
Total policyholders’ account balances	$1,680,586	$1,475,803
Policyholders’ account balances represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable. These policyholders’ account balances also include provisions for benefits under non-life contingent payout annuities. Interest crediting rates for universal life contracts range from 0.6% to 4.5%. Interest crediting rates for individual annuities range from 0.1% to 4.9%. Interest crediting rates for guaranteed interest accounts range from 1.0% to 5.3%. Interest crediting rates range from 0.5% to 3.5% for other.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

6.	CERTAIN LONG-DURATION CONTRACTS WITH GUARANTEES
The Company issues variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. The Company also issues variable annuity contracts with general and separate account options where the Company contractually guarantees to the contractholder a return of no less than total deposits made to the contract less any partial withdrawals (“return of net deposits”). In certain of these variable annuity contracts, the Company also contractually guarantees to the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), and/or (2) the highest contract value on a specified date adjusted for any withdrawals (“contract value”). These guarantees include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. The Company also issues annuity contracts with market value adjusted investment options (“MVAs”), which provide for a return of principal plus a fixed rate of return if held to maturity, or, alternatively, a “market adjusted value” if surrendered prior to maturity or if funds are allocated to other investment options. The market value adjustment may result in a gain or loss to the Company, depending on crediting rates or an indexed rate at surrender, as applicable. The Company also issues fixed deferred annuity contracts without MVA that have a guaranteed credited rate and annuity benefit.
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
The assets supporting the variable portion of all variable annuities are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities.” Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits” or “Realized investment gains (losses), net.”
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
For guarantees of benefits that are payable at withdrawal, the net amount at risk is generally defined as the present value of the minimum guaranteed withdrawal payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance. For guarantees of accumulation balances, the net amount at risk is generally defined as the guaranteed minimum accumulation balance minus the current account balance. The Company’s primary risk exposures for these contracts relates to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility or contractholder behavior.
The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits and other policyholder liabilities”. As of December 31, 2015 and 2014, the Company had the following guarantees associated with these contracts, by product and guarantee type:

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2015		December 31, 2014
	In the Event of Death	At Annuitization / Accumulation (1)	In the Event of Death	At Annuitization / Accumulation (1)
	(in thousands)
Variable Annuity Contracts
Return of Net Deposits
Account value	$6,770,691	N/A	$6,546,610	N/A
Net amount at risk	$37,256	N/A	$2,887	N/A
Average attained age of contractholders	63 years	N/A	62 years	N/A
Minimum return or contract value
Account value	$1,935,482	$8,013,005	$2,020,664	$7,837,167
Net amount at risk	$83,010	$214,361	$10,123	$100,125
Average attained age of contractholders	66 years	64 years	65 years	62 years
Average period remaining until earliest expected annuitization	N/A	0	N/A	0.02 years

(1)	Includes income and withdrawal benefits as described herein

	December 31, 2015	December 31, 2014
	In the Event of Death
	(in thousands)
Variable Life, Variable Universal Life and Universal Life Contracts
No Lapse Guarantees
Separate account value	$692,364	$726,853
General account value	$552,888	$440,913
Net amount at risk	$12,072,957	$9,970,707
Average attained age of contractholders	53 years	52 years
Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2015	December 31, 2014
	(in thousands)
Equity funds	$5,048,026	$5,120,921
Bond funds	3,102,431	2,836,575
Money market funds	313,040	402,526
Total	$8,463,497	$8,360,022
In addition to the above mentioned amounts invested in separate account investment options, $243 million and $207 million of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA feature were invested in general account investment options as of December 31, 2015 and 2014, respectively. For the years ended December 31, 2015, 2014 and 2013 there were no transfers of assets, other than cash, from the general account to any separate account, and accordingly no gains or losses recorded.
Liabilities for Guarantee Benefits
The table below summarizes the changes in general account liabilities for guarantees on variable contracts. The liabilities for guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) are included in “Future policy benefits and other policyholder liabilities” and the related changes in the liabilities are included in “Policyholders' benefits”. Guaranteed minimum income and withdrawal benefits (“GMIWB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum accumulation benefits (“GMAB”) features are accounted for as embedded derivatives and are recorded at fair value within “Future policy benefits and other policyholder liabilities”. Changes in the fair value of these derivatives, including changes in the Company’s own risk of non-performance, along with any fees attributed or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” See Note 9 for additional information regarding the methodology used in determining the fair value of these embedded derivatives.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

	GMDB		GMIB	GMWB/GMIWB/GMAB	Total
	Variable Annuity	Variable Life, Variable Universal Life & Universal Life	Variable Annuity

	(in thousands)
Balances as of December 31, 2012	$2,611	$33,079	$2,290	$116,672	$154,652
Incurred guarantee benefits (1)	116	6,802	(1,277)	(154,862)	(149,221)
Paid guarantee benefits	(147)	—	(52)	—	(199)
Other	109	2,574	12	—	2,695
Balance as of December 31, 2013	$2,689	$42,455	$973	$(38,190)	$7,927
Incurred guarantee benefits (1)	5,428	20,545	915	467,026	493,914
Paid guarantee benefits	(264)	(1,050)	—	—	(1,314)
Other	141	7,262	6	—	7,409
Balance as of December 31, 2014	$7,994	$69,212	$1,894	$428,836	$507,936
Incurred guarantee benefits (1)	3,409	25,049	(424)	20,236	48,270
Paid guarantee benefits	(720)	(5,174)	(12)	—	(5,906)
Other	(102)	(4,911)	(12)	—	(5,025)
Balance as of December 31, 2015	$10,581	$84,176	$1,446	$449,072	$545,275

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
The GMAB features provide the contractholder with a guaranteed return of initial account value or an enhanced value if applicable. The most significant of the Company’s GMAB features are the guaranteed return option (“GRO”) features, which includes an asset transfer feature that reduces the Company’s exposure to these guarantees. The GMAB liability is calculated as the present value of future expected payments to customers less the present value of future expected rider fees attributable to the embedded derivative feature.
The GMWB features provide the contractholder with access to a guaranteed remaining balance if the account value is reduced to zero through a combination of market declines and withdrawals. The guaranteed remaining balance is generally equal to the protected value under the contract, which is initially established as the greater of the account value or cumulative deposits when withdrawals commence, adjusted for cumulative withdrawals. The contractholder also has the option, after a specified time period, to reset the guaranteed remaining balance to the then-current account value, if greater. The contractholder accesses the guaranteed remaining balance through payments over time, subject to maximum annual limits. The GMWB liability is calculated as the present value of future expected payments to customers less the present value of future expected rider fees attributable to the embedded derivative feature.
The GMIWB features, taken collectively, provide a contractholder two optional methods to receive guaranteed minimum payments over time, a “withdrawal” option or an “income” option. The withdrawal option (which was available under only one of the GMIWBs and is no longer offered) guarantees that a contractholder can withdraw an amount each year until the cumulative withdrawals reach a total guaranteed balance. The income option (which varies among the Company’s GMIWBs) in general guarantees the contractholder the ability to withdraw an amount each year for life (or for joint lives, in the case of any spousal version of the benefit) where such amount is equal to a percentage of a protected value under the benefit. The contractholder also has the potential to increase this annual amount, based on certain subsequent increases in account value that may occur. The GMIWB can be elected by the contractholder upon issuance of an appropriate deferred variable annuity contract or at any time following contract issue prior to annuitization. Certain GMIWB features include an asset transfer feature that reduces the Company’s exposure to these guarantees. The GMIWB liability is calculated as the present value of future expected payments to customers less the present value of future expected rider fees attributable to the embedded derivative feature.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

Sales Inducements
The Company generally defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC. DSI is included in “Deferred sales inducements” in the Company’s Consolidated Statements of Financial Position. The Company offered various types of sales inducements, including: (1) a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s initial deposit and (2) additional credits after a certain number of years a contract is held. Changes in DSI, reported as “Interest credited to policyholders’ account balances,” are as follows:

	2015	2014	2013

	(in thousands)
Balance, beginning of year	$76,534	$88,350	$70,728
Capitalization	678	842	1,793
Amortization- Impact of assumption and experience unlocking and true-ups	1,348	3,108	1,799
Amortization- All other	(16,144)	(15,733)	13,501
Change in unrealized investment gains (losses)	627	(33)	529
Balance, end of year	$63,043	$76,534	$88,350

7.	STATUTORY NET INCOME AND SURPLUS AND DIVIDEND RESTRICTIONS
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
Statutory net income of the Company amounted to $62 million, $60 million and $81 million for the years ended December 31, 2015, 2014 and 2013, respectively. Statutory surplus of the Company amounted to $410 million and $352 million at December 31, 2015 and 2014, respectively.
The Company does not utilize prescribed or permitted practices that vary materially from the statutory accounting practices prescribed by the NAIC.
The Company is subject to New Jersey law, which limits the amount of dividends that insurance companies can pay to stockholders without approval of the New Jersey Department of Banking and Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is a capacity to pay a dividend of $67 million in 2016 without prior approval. The Company did not pay a dividend in 2015. The Company paid dividends to Pruco Life of $80 million and $155 million in 2014 and 2013 respectively.

8.	INCOME TAXES
The components of income tax expense (benefit) for the years ended December 31, were as follows:

	2015	2014	2013

	(in thousands)
Current tax expense (benefit):
U.S. Federal	$21,849	$21,129	$33,370
Total	21,849	21,129	33,370
Deferred tax expense (benefit):
U.S. Federal	(8,486)	(31,353)	31,996
Total	(8,486)	(31,353)	31,996
Total income tax expense (benefit) from operations	13,363	(10,224)	65,366
Income tax expense (benefit) reported in equity related to:
Other comprehensive income (loss)	(11,823)	8,958	(16,342)
Additional paid-in capital	(1,348)	(177)	53
Total income tax expense (benefit)	$192	$(1,443)	$49,077

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

The Company’s actual income tax expense (benefit) for the years ended December 31 differs from the expected amount computed by applying the statutory federal income tax rate of 35% to income from operations before income taxes for the following reasons:

	2015	2014	2013
	(in thousands)
Expected federal income tax expense (benefit)	$31,299	$6,314	$80,923
Non-taxable investment income	(16,021)	(13,891)	(13,840)
Tax credits	(2,008)	(2,884)	(1,789)
Other	93	237	72
Total income tax expense (benefit) on income from continuing operations	$13,363	$(10,224)	$65,366
The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and accounts for most of the non-taxable investment income shown in the table above, and as a result, is a major reason for the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2014 and current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from fund investments, changes in the account balances of variable life and annuity contracts and the Company’s taxable income before the DRD.
In August 2007, the Internal IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. In May 2010, the IRS issued an Industry Director Directive (“IDD”) confirming that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. In February 2014, the IRS released Revenue Ruling 2014-7, which modified and superseded Revenue Ruling 2007-54, by removing the provisions of Revenue Ruling 2007-54 related to the methodology to be followed in calculating the DRD and making Revenue Ruling 2007-61 obsolete. These activities had no impact on the Company’s 2013, 2014 or 2015 results. However, there remains the possibility that the IRS and the U.S. Treasury will address, through subsequent guidance, the issues related to the calculation of the DRD. For the last several years, the revenue proposals included in the Obama Administration’s budgets included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income.
Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2015	2014
	(in thousands)
Deferred tax assets
Insurance reserves	$149,569	$152,757
Deferred tax assets	149,569	152,757
Deferred tax liabilities
Deferred policy acquisition costs	105,590	107,495
Deferred sales inducements	22,065	26,787
Net unrealized gains on securities	6,074	22,200
Investments	5,251	6,884
Other	701	1,161
Deferred tax liabilities	139,681	164,527
Net deferred tax asset (liability)	$9,888	$(11,770)
The application of U.S. GAAP requires the Company to evaluate the recoverability of deferred tax assets and establish a valuation allowance if necessary to reduce the deferred tax asset to an amount that is more likely than not expected to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance the Company considers many factors, including: (1) the nature of the deferred

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

tax assets and liabilities; (2) whether they are ordinary or capital; (3) in which tax jurisdictions they were generated and the timing of their reversal; (4) taxable income in prior carryback years as well as projected taxable earnings exclusive of reversing temporary differences and carryforwards; (5) the length of time that carryovers can be utilized in the various taxing jurisdictions; (6) any unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that the Company would employ to avoid a tax benefit from expiring unused. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized. The company had no valuation allowance as of December 31, 2015, and 2014.
Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of deferred tax asset that is realizable.
The Company’s income (loss) from operations before income taxes includes income from domestic operations of $89 million, $18 million and $231 million, and no income from foreign operation for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the IRS or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes.
The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). As of December 31, 2015 and 2014, the Company recognized nothing in the Consolidated Statements of Operations and Comprehensive Income and recognized no liabilities in the Consolidated Statements of Financial Position for tax-related interest and penalties. The Company had no unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013. The Company does not anticipate any significant changes within the next 12 months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.
At December 31, 2015, the Company remains subject to examination in the U.S. for tax years 2007 through 2015.
For tax years 2007 through 2016, the Company is participating in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions as they occur in order to reach agreement with the Company on how they should be reported in the relevant tax returns. If disagreements arise, accelerated resolutions program are available to resolve the disagreements in a timely manner before the tax returns are filed.

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
Level 2 - Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not actively trade and are priced based on a net asset value ("NAV")), certain short-term investments and certain cash equivalents, and certain over-the-counter ("OTC") derivatives.
Level 3 - Fair value is based on at least one significant unobservable input for the asset or liability. The assets and liabilities in this category may require significant judgment or estimation in determining the fair value. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured OTC derivative contracts, certain real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	As of December 31, 2015
	Level 1	Level 2	Level 3	Netting (1)	Total

	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$26,592	$—	$—	$26,592
Obligations of U.S. states and their political subdivisions	—	131,373	—	—	131,373
Foreign government bonds	—	7,118	—	—	7,118
U.S. corporate public securities	—	401,754	—	—	401,754
U.S. corporate private securities	—	204,659	9,781	—	214,440
Foreign corporate public securities	—	29,580	—	—	29,580
Foreign corporate private securities	—	154,191	8,028	—	162,219
Asset-backed securities (5)	—	23,100	25,146	—	48,246
Commercial mortgage-backed securities	—	64,440	—	—	64,440
Residential mortgage-backed securities	—	19,433	—	—	19,433
Sub-total	—	1,062,240	42,955	—	1,105,195
Trading account assets:
Equity securities	—	—	7,050	—	7,050
Corporate securities	—	8,441	—	—	8,441
Sub-total	—	8,441	7,050	—	15,491
Equity securities, available-for-sale	—	17,084	—	—	17,084
Short-term investments	715	—	—	—	715
Cash equivalents	30,998	31,982	—	—	62,980
Other long-term investments	—	16,245	222	(364)	16,103
Reinsurance recoverables	—	—	356,337	—	356,337
Receivables from parent and affiliates	—	8,966	3,511	—	12,477
Sub-total excluding separate account assets	31,713	1,144,958	410,075	(364)	1,586,382
Separate account assets (2)	—	11,605,964	7,184	—	11,613,148
Total assets	$31,713	$12,750,922	$417,259	$(364)	$13,199,530
Future policy benefits (3)	$—	$—	$449,073	$—	$449,073
Payables to parent and affiliates	—	364	—	(364)	—
Total liabilities	$—	$364	$449,073	$(364)	$449,073

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2014(4)
	Level 1	Level 2	Level 3	Netting (1)	Total

	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$27,581	$—	$—	$27,581
Obligations of U.S. states and their political subdivisions	—	41,189	—	—	41,189
Foreign government bonds	—	6,493	—	—	6,493
U.S. corporate public securities	—	316,274	537	—	316,811
U.S. corporate private securities	—	243,251	5,818	—	249,069
Foreign corporate public securities	—	27,390	—	—	27,390
Foreign corporate private securities	—	158,802	4,441	—	163,243
Asset-backed securities (5)	—	29,120	10,092	—	39,212
Commercial mortgage-backed securities	—	78,084	—	—	78,084
Residential mortgage-backed securities	—	24,411	—	—	24,411
Sub-total	—	952,595	20,888	—	973,483
Trading account assets:
Corporate securities	—	9,679	—	—	9,679
Sub-total	—	9,679	—	—	9,679
Equity securities, available-for-sale	—	8,203	92	—	8,295
Short-term investments	470	14,999	—	—	15,469
Cash equivalents	40,000	21,259	—	—	61,259
Other long-term investments	—	8,753	253	(1,424)	7,582
Reinsurance recoverables	—	—	339,982	—	339,982
Receivables from parent and affiliates	—	10,013	4,594	—	14,607
Sub-total excluding separate account assets	40,470	1,025,501	365,809	(1,424)	1,430,356
Separate account assets (2)	—	11,370,061	6,879	—	11,376,940
Total assets	$40,470	$12,395,562	$372,688	$(1,424)	$12,807,296
Future policy benefits (3)	$—	$—	$428,837	$—	$428,837
Payables to parent and affiliates	—	1,424	—	(1,424)	—
Total liabilities	$—	$1,424	$428,837	$(1,424)	$428,837

(1)	“Netting” amounts represent the impact of offsetting asset and liability positions held within the same counterparty, subject to master netting arrangements.

(2)
Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Consolidated Statements of Financial Position.

(3)
For the year ended December 31, 2015, the net embedded derivative liability position of $449 million includes $76 million of embedded derivatives in an asset position and $525 million of embedded derivatives in a liability position. For the year ended December 31, 2014, the net embedded derivative liability position of $429 million includes $62 million of embedded derivatives in an asset position and $491 million of embedded derivatives in a liability position.

(4)	Prior period amounts are presented on a basis consistent with the current period presentation.

(5)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

service or classify the securities as Level 3. If the pricing service updates the price to be more consistent with the presented market observations, the security remains within Level 2.
Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of December 31, 2015 and 2014, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.
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
Equity Securities – Equity securities consist principally of investments in common and preferred stock of publicly traded companies, perpetual preferred stock, privately traded securities, as well as mutual fund shares. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. Estimated fair values for most privately traded equity securities are determined using discounted cash flow, earnings multiple and other valuation models that require a substantial level of judgment around inputs and therefore are classified within Level 3. The fair values of mutual fund shares that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in the fair value hierarchy. The fair values of perpetual preferred stock are based on inputs obtained from independent pricing services that are primarily based on indicative broker quotes. As a result, the fair values of perpetual preferred stock are classified as Level 3.
Derivative Instruments – Derivatives are recorded at fair value either as assets, within “Other long-term investments,” or as liabilities, within “Payables to parent and affiliates,” except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility, expected returns, non-performance risk (“NPR”), liquidity and other factors. For derivative positions included within Level 3 of the fair value hierarchy, liquidity valuation adjustments are made to reflect the cost of exiting significant risk positions, and consider the bid-ask spread, maturity, complexity, and other specific attributes of the underlying derivative position.
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
To reflect the market’s perception of the Company's counterparty’s NPR, the Company incorporates additional spreads over LIBOR into the discount rate used in determining the fair value of OTC derivative assets and liabilities that are not otherwise collateralized.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models such as Monte Carlo simulation models and other techniques that utilize significant unobservable inputs. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to external broker-dealer values.
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
Future Policy Benefits – The liability for future policy benefits is related to guarantees primarily associated with the optional living benefit features of certain variable annuity contracts, including GMAB, GMWB and GMIWB, accounted for as embedded derivatives. The fair values of the GMAB, GMWB, and GMIWB liabilities are calculated as the present value of future expected benefit payments to contractholders less the present value of future expected rider fees attributable to the optional living benefit feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management's judgment.
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
Transfers between Levels 1 and 2 – Overall, transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. During the year ended December 31, 2015, there were no transfers between Level 1 and Level 2. During the year ended December 31, 2014, $58 million was transferred from Level 1 to Level 2.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

Level 3 Assets and Liabilities by Price Source – The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of December 31, 2015
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$17,809	$—	$17,809
Asset-backed securities	66	25,080	25,146
Equity securities	—	7,050	7,050
Other long-term investments	—	222	222
Reinsurance recoverables	356,337	—	356,337
Receivables from parent and affiliates		3,511	3,511
Subtotal excluding separate account assets	374,212	35,863	410,075
Separate account assets	7,184	—	7,184
Total assets	$381,396	$35,863	$417,259
Future policy benefits	$449,073	$—	$449,073
Total liabilities	$449,073	$—	$449,073

	As of December 31, 2014
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$10,258	$538	$10,796
Asset-backed securities	101	9,991	10,092
Equity securities	92	—	92
Other long-term investments	—	253	253
Reinsurance recoverables	339,982	—	339,982
Receivables from parent and affiliates	—	4,594	4,594
Subtotal excluding separate account assets	350,433	15,376	365,809
Separate account assets	6,879	—	6,879
Total assets	$357,312	$15,376	$372,688
Future policy benefits	$428,837	$—	$428,837
Total liabilities	$428,837	$—	$428,837

(1)	Represents valuations reflecting both internally-derived and market inputs. See below for additional information related to internally-developed valuation for significant items in the above table.

(2)	Represents unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities (see narrative below for quantitative information for separate account assets).

	As of December 31, 2015
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:
Corporate securities	$17,809	Discounted cash flow	Discount rate	5.76%	7.98%	6.71%	Decrease
Reinsurance recoverables	$356,337	Fair values are determined in the same manner as future policy benefits.
Liabilities:
Future policy benefits (2)	$449,073	Discounted cash flow	Lapse rate (3)	0%	14%		Decrease
			NPR spread (4)	0.06%	1.76%		Decrease
			Utilization rate (5)	56%	96%		Increase
			Withdrawal rate (6)	74%	100%		Increase
			Mortality rate (7)	0%	14%		Decrease
			Equity volatility curve	17%	28%		Increase

	As of December 31, 2014
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:
Corporate securities	$10,258	Discounted cash flow	Discount rate	10.47%	10.55%	10.48%	Decrease
Reinsurance recoverables	$339,982	Fair values are determined in the same manner as future policy benefits.
Liabilities:
Future policy benefits (2)	$428,837	Discounted cash flow	Lapse rate (3)	0%	14%		Decrease
			NPR spread (4)	0%	1.30%		Decrease
			Utilization rate (5)	63%	96%		Increase
			Withdrawal rate (6)	74%	100%		Increase
			Mortality rate (7)	0%	14%		Decrease
			Equity volatility curve	17%	28%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.

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
Notes to Consolidated Financial Statements—(Continued)

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
Separate Account Assets – In addition to the significant internally-priced Level 3 assets and liabilities presented and described above, the Company also has internally-priced separate account assets reported within Level 3. Changes in the fair value of separate account assets are borne by customers and thus are offset by changes in separate account liabilities on the Company’s Consolidated Statements of Financial Position. As a result, changes in value associated with these investments do not impact the Company’s Consolidated Statements of Operations and Comprehensive Income. Quantitative information about significant internally-priced Level 3 separate account assets is as follows:
Real Estate and Other Invested Assets – Separate account assets include $7.2 and $6.9 million of investments in real estate as of December 31, 2015 and 2014, respectively, that are classified as Level 3 and reported at fair value which is determined by the Company’s equity in net assets of the entities. In general, these fair value estimates of real estate are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments are typically included in the Level 3 classification. Key unobservable inputs to real estate valuation include capitalization rates, which ranged from 4.75% to 10.00% (6.07% weighted average) as of December 31, 2015 and 5.00% to 10.00% (6.68% weighted average) as of December 31, 2014 and discount rates which ranged from 6.00% to 11.00% (6.95% weighted average) as of December 31, 2015 and 6.75% to 11.00% (7.66% weighted average) as of December 31, 2014.
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
Notes to Consolidated Financial Statements—(Continued)

Changes in Level 3 assets and liabilities – The following tables provide summaries of the changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods.

	Year Ended December 31, 2015
	Fixed Maturities - Available-For-Sale
	U.S. Corporate Public	U.S. Corporate Private	Foreign Corporate Public	Foreign Corporate Private	Asset-Backed Securities	Trading Account Assets - Equity Securities	Equity Securities, Available-For-Sale
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$537	$5,818	$—	$4,441	$10,092	$—	$92
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(67)	—	(973)	7	—	52
Asset management fees and other income	—	—	—	—	—	1,051	—
Interest credited to policyholders’ account balances	—	—	—	—	—	—	—
Included in other comprehensive income (loss)	(8)	(186)	5	280	(106)	—	(39)
Net investment income	(1)	7	—	(22)	(12)	—	—
Purchases	—	13,610	364	537	17,727	—	—
Sales	—	(4,437)	—	(69)	(2,000)	—	—
Issuances	—	—	—	—	—	—	—
Settlements	—	(4,964)	—	(5,475)	(789)	—	(105)
Transfers into Level 3 (2)	—	—	—	9,309	9,404	—	—
Transfers out of Level 3 (2)	(528)	—	(369)	—	(9,177)	—	—
Other (4)	—	—	—	—	—	5,999	—
Fair value, end of period	$—	$9,781	$—	$8,028	$25,146	$7,050	$—
Unrealized gains (losses) for assets still held (3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—	$—	$—	$—
Asset management fees and other income	$—	$—	$—	$—	$—	$1,051	$—

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2015
	Other Long- term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$253	$339,982	$4,594	$6,879	$(428,837)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(7)	(35,413)	—	—	44,114
Asset management fees and other income	—	—	—	—	—
Interest credited to policyholders’ account balances	—	—	—	305	—
Included in other comprehensive income (loss)	9	—	(53)	—	—
Net investment income	8	—	1	—	—
Purchases	—	51,768	—	—	—
Sales	—	—	—	—	—
Issuances	(41)	—	—	—	(64,350)
Settlements	—	—	—	—	—
Transfers into Level 3 (2)	—	—	3,964	—	—
Transfers out of Level 3 (2)	—	—	(4,995)	—	—
Fair value, end of period	$222	$356,337	$3,511	$7,184	$(449,073)
Unrealized gains (losses) for assets/liabilities still held (3):
Included in earnings:
Realized investment gains (losses), net	$—	$(28,430)	$—	$—	$35,179
Asset management fees and other income	$(7)	$—	$—	$—	$—
Interest credited to policyholders’ account balances	$—	$—	$—	$304	$—

	Year Ended December 31, 2014(6)
	Fixed Maturities Available-For-Sale
	U.S. Corporate Public	U.S. Corporate Private	Foreign Corporate Public	Foreign Corporate Private	Asset-Backed Securities (7)	Equity Securities, Available-For-Sale
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$—	$270	$—	$4,092	$16,023	$79
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	—	168	58	—
Asset management fees and other income	—	—	—	—	—	—
Included in other comprehensive income (loss)	6	519	—	(76)	—	13
Net investment income	(5)	—	—	43	(45)	—
Purchases	869	10,030	—	660	40	—
Sales	—	(5,001)	—	(253)	—	—
Issuances	—	—	—	—	—	—
Settlements	—	—	—	(193)	(5,752)	—
Transfers into Level 3 (2)	537	—	—	—	7,938	—
Transfers out of Level 3 (2)	(870)	—	—	—	(8,170)	—
Fair value, end of period	$537	$5,818	$—	$4,441	$10,092	$92
Unrealized gains (losses) for assets still held (3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—	$—	$—
Asset management fees and other income	$—	$—	$—	$—	$—	$—

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

			Year Ended December 31, 2014
	Other Long-term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$—	$(43,340)	$3,138	$6,692	$38,190
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	335,729	—	—	(409,978)
Asset management fees and other income	(6)	—	—	—	—
Interest credited to policyholders’ account balances	—	—	—	187	—
Included in other comprehensive income (loss)	—	—	(84)	—	—
Net investment income	—	—	—	—	—
Purchases	66	47,593	4,000	—	—
Sales	—	—	—	—	—
Issuances	—	—	—	—	(57,049)
Settlements	(2)	—	—	—	—
Transfers into Level 3 (2)	—	—	992	—	—
Transfers out of Level 3 (2)	—	—	(3,452)	—	—
Other (4) (5)	195	—	—	—	—
Fair value, end of period	$253	$339,982	$4,594	$6,879	$(428,837)
Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$—	$335,135	$—	$—	$(409,525)
Asset management fees and other income	$(6)	$—	$—	$—	$—
Interest credited to policyholders’ account balances	$—	$—	$—	$187	$—

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2013(6)
	Fixed Maturities Available-For-Sale
	U.S. Corporate Public	U.S. Corporate Private	Foreign Corporate Public	Foreign Corporate Private	Asset-Backed Securities (7)	Trading Account Assets- Equity Securities	Equity Securities, Available-For-Sale
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$916	$863	$—	$4,294	$18,301	$1,390	$1,067
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(88)	—	1	—	—	483
Asset management fees and other income	—	—	—	—	—	109	—
Included in other comprehensive income (loss)	29	40	—	(164)	86	—	11
Net investment income	(4)	—	—	40	244	—	—
Purchases	—	251	—	101	12,016	—	—
Sales	—	(1)	—	—	—	(1,499)	(1,482)
Issuances	—	—	—	—	—	—	—
Settlements	—	(795)	—	(180)	(5,109)	—	—
Transfers into Level 3 (2)	—	—	—	—	—	—	—
Transfers out of Level 3 (2)	(941)	—	—	—	(7,518)	—	—
Other (4)	$—	$—	$—	$—	$(1,997)	$—	$—
Fair value, end of period	$—	$270	$—	$4,092	$16,023	$—	$79
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—	$—	$—	$—
Asset management fees and other income	$—	$—	$—	$—	$—	$25	$—

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2013
	Receivables from Parent and Affiliates	Separate Account Assets (1)	Future Policy Benefits	Other Liabilities
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$998	$6,201	$(116,673)	$85,164
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	—	204,349	(169,386)
Asset management fees and other income	—	491	—	—
Interest credited to policyholders’ account balances	—	—	—	—
Included in other comprehensive income (loss)	(9)	—	—	—
Net investment income	—	—	—	—
Purchases	3,648	—	—	40,882
Sales	(2,497)	—	—	—
Issuances	—	—	(49,486)	—
Settlements	—	—	—	—
Transfers into Level 3 (2)	—	—	—	—
Transfers out of Level 3 (2)	(999)	—	—	—
Other (4) (5)	1,997	—	—	—
Fair value, end of period	3,138	6,692	38,190	(43,340)
Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$202,622	$(168,474)
Asset management fees and other income	$—	$—	$—	$—
Interest credited to policyholders’ account balances	$—	$491	$—	$—

(1)
Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Consolidated Statements of Financial Position.

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

(6)	Prior period amounts are presented on a basis consistent with the current period presentation.

(7)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
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
Fair Value of Financial Instruments
The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. The financial instruments presented below are reported at carrying value on the Company’s Consolidated Statements of Financial Position; however, in some cases, as described below, the carrying amount equals or approximates fair value.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2015
	Fair Value				Carrying Amount (1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$—	$8,540	$245,041	$253,581	$248,209
Policy loans	—	—	185,508	185,508	185,508
Other long-term investments	—	—	1,402	1,402	1,340
Cash and cash equivalents	1,158	96,599	—	97,757	97,757
Accrued investment income	—	16,644	—	16,644	16,644
Receivables from parent and affiliates	—	23,212	—	23,212	23,212
Other assets	—	2,664	—	2,664	2,664
Total assets	$1,158	$147,659	$431,951	$580,768	$575,334
Liabilities:
Policyholders’ account balances - investment contracts	$—	$145,502	$41,262	$186,764	$187,827
Cash collateral for loaned securities	—	3,030	—	3,030	3,030
Short-term debt to affiliates	—	24,188	—	24,188	24,000
Long-term debt to affiliates	—	92,470	—	92,470	92,000
Payables to parent and affiliates	—	8,441	—	8,441	8,441
Other liabilities	—	39,009	—	39,009	39,009
Total liabilities	$—	$312,640	$41,262	$353,902	$354,307

	December 31, 2014 (2)
	Fair Value				Carrying Amount (1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$—	$8,486	$287,293	$295,779	$283,057
Policy loans	—	—	182,560	182,560	182,560
Other long-term investments	—	—	1,278	1,278	1,128
Cash and cash equivalents	1,612	38,048	—	39,660	39,660
Accrued investment income	—	14,768	—	14,768	14,768
Receivables from parent and affiliates	—	25,148	—	25,148	25,155
Other assets	—	3,141	—	3,141	3,141
Total assets	$1,612	$89,591	$471,131	$562,334	$549,469
Liabilities:
Policyholders’ account balances - investment contracts	$—	$140,116	$10,783	$150,899	$152,557
Cash collateral for loaned securities	—	4,455	—	4,455	4,455
Short-term debt to affiliates	—	24,251	—	24,251	24,000
Long-term debt to affiliates	—	97,862	—	97,862	97,000
Payables to parent and affiliates	—	4,244	—	4,244	4,244
Other liabilities	—	34,432	—	34,432	34,432
Total liabilities	$—	$305,360	$10,783	$316,143	$316,688

(1)
Carrying values presented herein differ from those in the Company’s Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

(2)	Prior period amounts are presented on a basis consistent with current period presentation.
The fair values presented above have been determined by using available market information and by applying market valuation methodologies, as described in more detail below.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans
The fair value of most commercial mortgage loans is based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate or foreign government bond rate (for non-U.S. dollar-denominated loans) plus an appropriate credit spread for similar quality loans. The quality ratings for these loans, a primary determinant of the credit spreads and a significant component of the pricing process, are based on an internally-developed methodology.
Certain commercial mortgage loans are valued incorporating other factors, including the terms of the loans, the principal exit strategies for the loans, prevailing interest rates and credit risk. Other loan valuations are primarily based upon the present value of the expected future cash flows discounted at the appropriate local government bond rate and local market swap rates or credit default swap spreads, plus an appropriate credit spread and liquidity premium. The credit spread and liquidity premium are a significant component of the pricing inputs, and are based upon an internally-developed methodology, which takes into account, among other factors, the credit quality of the loans, the property type of the collateral, the weighted average coupon and the weighted average life of the loans.
Policy Loans
The Company's valuation technique for policy loans is to discount cash flows at the current policy loan coupon rate. Policy loans are fully collateralized by the cash surrender value of underlying insurance policies. As a result, the carrying value of the policy loans approximates the fair value.
Other Long-Term Investments
Other long-term investments include investments in joint ventures and limited partnerships. The estimated fair values of these cost method investments are generally based on the Company’s share of the net asset value (“NAV”) as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments. No such adjustments were made as of December 31, 2015 and 2014.
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
Notes to Consolidated Financial Statements—(Continued)

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
Credit Contracts
Credit derivatives are used by the Company to enhance the return on the Company’s investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments. With credit derivatives the Company sells credit protection on a single name reference, or certain index reference, and in return receives a quarterly premium. With credit default derivatives, this premium or credit spread generally corresponds to the difference between the yield on the referenced name’s public fixed maturity cash instruments and swap rates at the time the agreement is executed. If there is an event of default by the referenced name, as defined by the agreement, then the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced defaulted security or similar security or pay the referenced amount less the auction recovery rate. See credit derivatives section for discussion of guarantees related to credit derivatives written. In addition to selling credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio.
Embedded Derivatives
The Company sells variable annuity products, which may include guaranteed benefit features that are accounted for as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these benefit features to affiliates, Pruco Re and Pruco Life. The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

on the change in value of the underlying contractual guarantees, which are determined using valuation models, as described in Note 9.
The table below provides a summary of the gross notional amount and fair value of derivative contracts by the primary underlying, excluding embedded derivatives which are recorded with the associated host. Many derivative instruments contain multiple underlyings. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral held with the same counterparty, and non-performance risk.

	December 31, 2015			December 31, 2014
		Gross Fair Value			Gross Fair Value
Primary Underlying	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Currency Swaps	$54,443	$5,572	$—	$44,221	$840	$(691)
Total Qualifying Hedges	$54,443	$5,572	$—	$44,221	$840	$(691)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$57,201	$6,076	$—	$57,200	$6,269	$—
Credit
Credit Default Swaps	7,275	268	(222)	7,275	150	(451)
Currency/Interest Rate
Foreign Currency Swaps	24,715	3,597	—	25,370	1,049	(171)
Currency
Forwards	550	5	—	—	—	—
Equity
Equity Options	30,501	2,341	(142)	1,875,551	446	(112)
Total Non-Qualifying Hedges	$120,242	$12,287	$(364)	$1,965,396	$7,914	$(734)
Total Derivatives (1)	$174,685	$17,859	$(364)	$2,009,617	$8,754	$(1,425)

(1)
Excludes embedded derivatives which contain multiple underlyings. The fair value of the embedded derivatives related to living benefit feature was a net liability of $449 million and $429 million as of December 31, 2015 and 2014, respectively, included in “Future policy benefits.” The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re and Pruco Life was a net asset of $356 million and $340 million as of December 31, 2015 and 2014, respectively, included in “Reinsurance Recoverables”.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

Offsetting Assets and Liabilities
The following table presents recognized derivative instruments (excluding embedded derivatives and reinsurance recoverables), and repurchase and reverse repurchase agreements, that are offset in the Consolidated Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Consolidated Statements of Financial Position.

	December 31, 2015
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statement of Financial Position	Net Amounts Presented in the Consolidated Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$16,245	$(364)	$15,881	$(15,157)	$724
Securities purchased under agreement to resell	96,599	—	96,599	(96,599)	—
Total Assets	$112,844	$(364)	$112,480	$(111,756)	$724
Offsetting of Financial Liabilities:
Derivatives	$364	$(364)	$—	$—	$—
Securities sold under agreement to repurchase	—	—	—	—	—
Total Liabilities	$364	$(364)	$—	$—	$—

	December 31, 2014
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statement of Financial Position	Net Amounts Presented in the Consolidated Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$8,753	$(1,424)	$7,329	$(7,194)	$135
Securities purchased under agreement to resell	38,048	—	38,048	(38,048)	—
Total Assets	$46,801	$(1,424)	$45,377	$(45,242)	$135
Offsetting of Financial Liabilities:
Derivatives	$1,424	$(1,424)	$—	$—	$—
Securities sold under agreement to repurchase	—	—	—	—	—
Total Liabilities	$1,424	$(1,424)	$—	$—	$—

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.
For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Consolidated Financial Statements.
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
Notes to Consolidated Financial Statements—(Continued)

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship.

	Year Ended December 31, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$—	$247	$301	$5,492
Total qualifying hedges	—	247	301	5,492
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,675	—	—	—
Currency	19	—	—	—
Currency/Interest Rate	2,729	—	55	—
Credit	152	—	—	—
Equity	856	—	—	—
Embedded Derivatives	(2,043)	—	—	—
Total non-qualifying hedges	3,388	—	55	—
Total	$3,388	$247	$356	$5,492

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2014
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$—	$(58)	$288	$3,216
Total qualifying hedges	—	(58)	288	3,216
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	4,713	—	—	—
Currency/Interest Rate	1,445	—	25	—
Credit	(43)	—	—	—
Equity	(720)	—	—	—
Embedded Derivatives	(85,134)	—	—	—
Total non-qualifying hedges	(79,739)	—	25	—
Total	$(79,739)	$(58)	$313	$3,216

	Year Ended December 31, 2013
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$—	$64	$(301)	$(1,730)
Total qualifying hedges	—	64	(301)	(1,730)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(4,050)	—	—	—
Currency/Interest Rate	(110)	—	12	—
Credit	(1,016)	—	—	—
Equity	(3,875)	—	—	—
Embedded Derivatives	27,755	—	—	—
Total non-qualifying hedges	18,704	—	12	—
Total	$18,704	$64	$(289)	$(1,730)

(1)	Amounts deferred in AOCI.
For the years ended December 31, 2015, 2014 and 2013, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2012	$(1,327)
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2013	(1,493)
Amount reclassified into current period earnings	(237)
Balance, December 31, 2013	(3,057)
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2014	3,446
Amount reclassified into current period earnings	(230)
Balance, December 31, 2014	159
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2015	5,741
Amount reclassified into current period earnings	(249)
Balance, December 31, 2015	$5,651

Using December 31, 2015 values, it is estimated that a pre-tax gain of approximately less than $1 million will be reclassified from AOCI to earnings during the subsequent twelve months ending December 31, 2016, offset by amounts pertaining to the hedged items. As of December 31, 2015 and 2014, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 15 years. Income amounts deferred in AOCI as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” within OCI in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Credit Derivatives
The Company has no exposure from credit derivatives where it has written credit protection as of December 31, 2015 and 2014.
The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of both December 31, 2015 and 2014, the Company had $7 million of outstanding notional amounts reported at fair value as an asset of less than $1 million and a liability of less than $1 million, respectively.
Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by our counterparty to financial derivative transactions.
The Company has credit risk exposure to an affiliate, Prudential Global Funding LLC (“PGF”), related to its OTC derivative transactions. PGF manages credit risk with external counterparties by entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties, and by obtaining collateral, such as cash and securities, when appropriate. Additionally, limits are set on single party credit exposures which are subject to periodic management review.
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
Commitments
The Company has made commitments to fund commercial loans. As of December 31, 2015 and 2014, the outstanding balance on this commitment was $4 million and $0.2 million, respectively. The Company has made commitments to purchase or fund investments, mostly private fixed maturities. As of both December 31, 2015 and 2014, $1 million of this commitment was outstanding.
Contingent Liabilities
On an ongoing basis, the Company’s internal supervisory and control functions review the quality of sales, marketing and other customer interface procedures and practices and may recommend modifications or enhancements. From time to time, this review

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

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
The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of December 31, 2015, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $1 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.
Escheatment Audit and Claims Settlement Practices Market Conduct Exam
In January 2012, a Global Resolution Agreement entered into by the Company and a third-party auditor became effective upon its acceptance by the unclaimed property departments of 20 states and jurisdictions. Under the terms of the Global Resolution Agreement, the third-party auditor acting on behalf of the signatory states will compare expanded matching criteria to the Social Security Master Death File (“SSMDF") to identify deceased insureds and contractholders where a valid claim has not been made. In February 2012, a Regulatory Settlement Agreement entered into by the Company to resolve a multi-state market conduct examination regarding its adherence to state claim settlement practices became effective upon its acceptance by the insurance departments of 20 states and jurisdictions. The Regulatory Settlement Agreement applies prospectively and requires the Company to adopt and implement additional procedures comparing its records to the SSMDF to identify unclaimed death benefits and prescribes procedures for identifying and locating beneficiaries once deaths are identified. Substantially all other jurisdictions that are not signatories to the Global Resolution Agreement or the Regulatory Settlement Agreement have entered into similar agreements with the Company.
The New York Attorney General has subpoenaed the Company, along with other companies, regarding its unclaimed property procedures and may ultimately seek remediation and other relief, including damages. Additionally, the New York Office of Unclaimed Funds is conducting an audit of the Company’s compliance with New York’s unclaimed property laws.
Securities Lending Matter
In February 2016, Prudential Financial self-reported to the SEC, and notified other regulators, that in some cases it failed to maximize securities lending income due to a long-standing restriction benefitting the Company and Prudential Financial that limited the availability of loanable securities for certain of the Company's separate account investments. The restriction has been

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

removed and Prudential Financial intends to implement a remediation plan for the benefit of customers. Prudential Financial intends to fully cooperate with regulators in this matter.
Summary
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
The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million for each of the years ended December 31, 2015, 2014 and 2013. The expense charged to the Company for the deferred compensation program was $1 million for each of the years ended December 31, 2015, 2014 and 2013.
The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $3 million, $3 million and $2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Prudential Insurance sponsors voluntary savings plans for its employee’s 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $1 million for each of the years ended December 31, 2015, 2014 and 2013.
The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.
The Company pays commissions and certain other fees to Prudential Annuities Distributors, Incorporated (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $73 million, $83 million and $75 million during the years ended December 31, 2015, 2014 and 2013, respectively.
Corporate Owned Life Insurance
The Company has sold three Corporate Owned Life Insurance ("COLI") policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI contracts was $1,660 million at December 31, 2015 and $1,546 million at December 31, 2014. Fees related to these COLI policies were $26 million, $26 million and $22 million for the years ended December 31, 2015, 2014 and 2013, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

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
Reserves related to reinsured long duration contracts are accounted for using assumptions consistent with those used to account for the underlying contracts. Amounts recoverable from reinsurers for long duration reinsurance arrangements, are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies. Reinsurance premiums ceded for universal life products are accounted for as a reduction of policy charges and fee income. Reinsurance premiums ceded for term insurance products are accounted for as a reduction of premiums.
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
Reinsurance amounts included in the Company’s Consolidated Statements of Financial Position at December 31, were as follows:

	December 31, 2015	December 31, 2014
	(in thousands)
Reinsurance recoverables	$1,634,696	$1,436,470
Policy loans	(12,989)	(11,388)
Deferred policy acquisition costs	(252,795)	(211,128)
Other liabilities	47,421	37,934
The reinsurance recoverables by counterparty are broken out below.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

	Reinsurance Recoverables
	December 31, 2015	December 31, 2014
	(in thousands)
PARCC	$496,591	$482,487
PAR Term	142,068	116,930
Prudential Insurance	30,079	27,652
PAR U	560,188	446,182
Pruco Life	29,796	17,469
Pruco Re	336,653	332,741
Term Re	37,391	11,039
Unaffiliated	1,930	1,970
Total reinsurance recoverables	$1,634,696	$1,436,470
Reinsurance amounts, excluding investment gains (losses) on affiliated asset transfers, included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, were as follows:

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

	2015	2014	2013
	(in thousands)
Premiums:
Direct	$205,978	$193,928	$186,778
Assumed	—	—	—
Ceded	(190,987)	(179,605)	(171,885)
Net premiums	14,991	14,323	14,893
Policy charges and fee income:
Direct	314,357	287,766	239,758
Assumed	—	—	—
Ceded	(116,822)	(106,680)	(82,947)
Net policy charges and fee income	197,535	181,086	156,811
Net investment income:
Direct	69,371	68,364	69,157
Assumed	—	—	—
Ceded	(480)	(492)	(504)
Net investment income	68,891	67,872	68,653
Other income :
Direct	2,495	2,558	3,410
Assumed & Ceded	—	—	—
Net other income	2,495	2,558	3,410
Interest credited to policyholders’ account balances:
Direct	61,665	56,615	27,616
Assumed	—	—	—
Ceded	(11,618)	(10,785)	(10,443)
Net interest credited to policyholders’ account balances	50,047	45,830	17,173
Policyholders’ benefits (including change in reserves):
Direct	250,487	226,854	228,176
Assumed	—	—	—
Ceded	(223,088)	(200,249)	(205,283)
Net policyholders’ benefits (including change in reserves)	27,399	26,605	22,893
Realized investment gains (losses), net:
Direct	51,989	(398,154)	199,483
Assumed	—	—	—
Ceded	(46,236)	324,884	(176,902)
Realized investment gains (losses), net	5,753	(73,270)	22,581
Net reinsurance expense allowances, net of capitalization and amortization	(27,102)	(38,881)	(24,700)
Substantially all reinsurance contracts are with affiliates as of December 31, 2015, 2014 and 2013. The gross and net amounts of life insurance face amount in force as of December 31, were as follows:

	2015	2014	2013
	(in thousands)
Gross life insurance face amount in force	$122,191,480	$114,395,367	$107,125,219
Reinsurance ceded	(111,392,626)	(103,951,166)	(97,197,953)
Net life insurance face amount in force	$10,798,854	$10,444,201	$9,927,266
Pruco Life
The Company reinsures certain COLI and Prudential Defined Income “PDI” policies with Pruco Life.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

PARCC
The Company reinsures 90% of the risks under its term life insurance policies, with effective dates prior to January 1, 2010 through an automatic coinsurance agreement with PARCC.
PAR Term
The Company reinsures 95% of the risks under its term life insurance policies, with effective dates January 1, 2010 through December 31, 2013, through an automatic coinsurance agreement with PAR Term.
Term Re
The Company reinsures 95% of the risk under its term life insurance policies, with effective dates on or after January 1, 2014 through an automatic coinsurance agreement with Term Re.
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
Pruco Re
The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features. Starting from 2005, the Company has entered into various automatic coinsurance agreements with Pruco Re, an affiliated company, to reinsure its living benefit features sold on certain of its annuities. In 2016, the Company expects to recapture these living benefit features, and begin managing all of the product risks associated with our variable annuities in Prudential Financial's statutory insurance entities.
Affiliated Asset Administration Fee Income
The Company has a revenue sharing agreement with AST Investment Services, Inc. and Prudential Investments LLC whereby the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust. Income received from AST Investment Services, Inc. and Prudential Investments LLC related to this agreement was $30 million, $31 million and $26 million for the years ended December 31, 2015, 2014 and 2013, respectively. These revenues are recorded as “Asset administration fees” in the Consolidated Statements of Operations and Comprehensive Income (Loss).
The Company has a revenue sharing agreement with Prudential Investments LLC, whereby the Company receives fee income based on policyholders’ separate account balances invested in The Prudential Series Fund (“PSF”). Income received from Prudential Investments LLC related to this agreement was $8 million, $7 million and $7 million for the years ended December 31, 2015, 2014 and 2013, respectively. These revenues are recorded as “Asset administration fees” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).
Affiliated Investment Management Expenses
In accordance with an agreement with Prudential Investment Management, Inc. (“PIMI”, renamed PGIM, Inc. beginning January 1, 2016), the Company pays investment management expenses to PIMI who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PIMI related to this agreement were $3 million, $2 million and $2 million for the years ended December 31, 2015, 2014 and 2013, respectively. These expenses are recorded as “Net investment income” in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Affiliated Asset Transfers
From time to time, the Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within Additional paid-in capital (“APIC”) and Realized investment gain (loss), respectively. The table below shows affiliated asset trades for the years ended December 31, 2014 and 2015.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	Additional Paid-in Capital, Net of Tax Increase/ (Decrease)	Realized Investment Gain/ (Loss)	Derivative Gain/ (Loss)
						(in millions)
Prudential Insurance	Dec-14	Purchase	Commercial Mortgages	$6	$5	$—	$—	$—
Prudential Insurance	Mar-15	Purchase	Fixed Maturities & Trading Account Assets	$24	$20	$(3)	$—	$—
Debt Agreements
The Company is authorized to borrow funds up to $200 million from affiliates to meet its capital and other funding needs.
The following table provides the breakout of the Company’s short-term and long-term debt with affiliates:

Affiliate	Date Issued	Amount of Notes- December 31, 2015	Amount of Notes- December 31, 2014	Interest Rate			Date of Maturity
(in thousands)
Prudential Financial	12/16/2011	11,000	22,000	3.32%	-	3.61%	12/16/2015	-	12/16/2016
Washington Street Investment	12/17/2012	—	39,000	1.33%	-	1.87%	12/17/2015	-	12/17/2017
Prudential Financial	11/15/2013	9,000	9,000			2.24%			12/15/2018
Prudential Financial	11/15/2013	23,000	23,000			3.19%			12/15/2020
Prudential Financial	12/15/2014	5,000	5,000			2.57%			12/15/2019
Prudential Financial	12/15/2014	23,000	23,000			3.14%			12/15/2021
Prudential Financial	9/21/2015	26,000	—	1.40%	-	1.93%	12/17/2016	-	12/17/2017
Prudential Financial	12/16/2015	1,000	—			2.85%			12/16/2020
Prudential Financial	12/16/2015	18,000	—			3.37%			12/16/2022
Total Loans Payable to Affiliates		$116,000	$121,000
The total interest expense to the Company related to loans payable to affiliates was $3.1 million, $2.8 million and $2.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Contributed Capital and Dividends
For the year ended December 31, 2015, the Company did not pay any dividends. In June 2014, the Company paid a dividend in the amount of $80 million to Pruco Life.

13.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The unaudited quarterly results of operations for the years ended December 31, 2015 and 2014 are summarized in the table below:

	March 31	June 30	September 30	December 31
	(in thousands)
2015
Total revenues	$71,645	$132,445	$29,205	$94,740
Total benefits and expenses	74,048	51,084	76,568	36,908
Income (loss) from operations before income taxes	(2,403)	81,361	(47,363)	57,832
Net income (loss)	$(1,933)	$64,308	$(37,072)	$50,761
2014
Total revenues	$59,537	$73,806	$45,046	$52,444
Total benefits and expenses	48,788	47,651	44,434	71,919
Income (loss) from operations before income taxes	10,749	26,155	612	(19,475)
Net income (loss)	$8,429	$21,382	$4,732	$(6,278)
Results for the fourth quarter of 2014 include a pre-tax expense of $0.4 million related to an out-of-period adjustment recorded by the Company primarily due to additional DAC amortization related to the overstatement of reinsured reserves in the third quarter of 2014. This item impacted only the third and fourth quarters of 2014 and had no impact to full year 2014 reported results.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

Subsequent to 2014, the Company identified and recorded additional out-of-period adjustments primarily related to the third and fourth quarter of 2014, primarily reflecting a benefit from the release of reserves related to certain variable annuities products with optional living benefit guarantees. The total impacts of out-of-period adjustments recorded related to the third and fourth quarter of 2014 were $0.7 million and $0.1 million, respectively.
Management has evaluated the impact of all out-of-period adjustments in 2014 and 2015, both individually and in the aggregate, and concluded that they are not material to the current quarter or to any previously reported quarterly or annual financial statements.