Form 10-Q
period 2016-03-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2016-05-12
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________________
FORM 10-Q
 ______________________________________
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of May 12, 2016, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding. As of such date, Pruco Life Insurance Company, an Arizona corporation, owned all of the Registrant’s Common Stock.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement; (5) reestimates of our reserves for future policy benefits and claims; (6) differences between actual experience regarding mortality, morbidity, persistency, utilization, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (7) changes in our assumptions related to deferred policy acquisition costs; (8) changes in our financial strength or credit ratings; (9) statutory reserve requirements associated with term and universal life insurance policies under Regulation XXX and Guideline AXXX; (10) investment losses, defaults and counterparty non-performance; (11) competition in our product lines and for personnel; (12) difficulties in marketing and distributing products through current or future distribution channels; (13) changes in tax law; (14) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the U.S. Department of Labor's fiduciary rules; (15) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (16) adverse determinations in litigation or regulatory matters, and our exposure to contingent liabilities, including related to the remediation of certain securities lending activities administered by Prudential Financial, Inc.; (17) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (18) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (19) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; (20) possible difficulties in executing, integrating and realizing projected results of acquisitions, divestitures and restructurings; and (21) changes in statutory or U.S. GAAP accounting principles, practices or policies. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2015 for discussion of certain risks relating to our business and investment in our securities.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Financial Position
March 31, 2016 and December 31, 2015 (in thousands, except share amounts)

	March 31,	December 31,
	2016	2015
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2016–$1,246,242; 2015–$1,087,582)	$1,297,675	$1,105,195
Equity securities, available-for-sale, at fair value (cost: 2016–$20,269; 2015–$18,275)	19,172	17,084
Trading account assets, at fair value	17,923	15,491
Policy loans	184,845	185,508
Short-term investments	4,992	715
Commercial mortgage and other loans	226,539	248,209
Other long-term investments	57,731	60,454
Total investments	1,808,877	1,632,656
Cash and cash equivalents	48,984	160,737
Deferred policy acquisition costs	425,534	468,743
Accrued investment income	18,028	16,644
Reinsurance recoverables	1,790,316	1,634,696
Receivables from parent and affiliates	35,458	35,689
Deferred sales inducements	50,592	63,043
Income taxes receivable	16,823	2,631
Other assets	8,147	6,413
Separate account assets	11,883,681	11,613,148
TOTAL ASSETS	$16,086,440	$15,634,400
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$1,709,083	$1,680,586
Future policy benefits	1,649,024	1,450,110
Cash collateral for loaned securities	0	3,030
Short-term debt to affiliates	24,000	24,000
Long-term debt to affiliates	92,000	92,000
Payables to parent and affiliates	8,073	8,441
Other liabilities	77,009	96,476
Separate account liabilities	11,883,681	11,613,148
TOTAL LIABILITIES	15,442,870	14,967,791
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)
EQUITY
Common stock ($5 par value; 400,000 shares authorized; issued and outstanding)	2,000	2,000
Additional paid-in capital	209,614	208,314
Retained earnings	400,483	444,514
Accumulated other comprehensive income	31,473	11,781
TOTAL EQUITY	643,570	666,609
TOTAL LIABILITIES AND EQUITY	$16,086,440	$15,634,400
See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2016 and 2015 (in thousands)

	Three Months Ended
	March 31,
	2016	2015
REVENUES
Premiums	$3,665	$3,020
Policy charges and fee income	50,964	52,677
Net investment income	18,612	16,506
Asset administration fees	8,097	10,237
Other income	1,452	1,425
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	0	(33)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	0	22
Other realized investment gains (losses), net	(31,396)	(12,209)
Total realized investment gains (losses), net	(31,396)	(12,220)
TOTAL REVENUES	51,394	71,645
BENEFITS AND EXPENSES
Policyholders’ benefits	11,253	9,289
Interest credited to policyholders’ account balances	21,094	14,305
Amortization of deferred policy acquisition costs	53,711	25,236
General, administrative and other expenses	24,262	25,218
TOTAL BENEFITS AND EXPENSES	110,320	74,048
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(58,926)	(2,403)
Income tax expense (benefit)	(14,895)	(470)
NET INCOME (LOSS)	(44,031)	(1,933)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	36	(88)
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	31,467	9,540
Reclassification adjustment for (gains) losses included in net income (loss)	(1,208)	(456)
Net unrealized investment gains (losses)	30,259	9,084
Other comprehensive income (loss), before tax	30,295	8,996
Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	13	(31)
Net unrealized investment gains (losses)	10,590	3,180
Total	10,603	3,149
Other comprehensive income (loss), net of tax	19,692	5,847
COMPREHENSIVE INCOME (LOSS)	$(24,339)	$3,914

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Equity
Three Months Ended March 31, 2016 and 2015 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2015	$2,000	$208,314	$444,514	$11,781	$666,609
Contributed capital	0	1,300	0	0	1,300
Comprehensive income (loss):
Net income (loss)	0	0	(44,031)	0	(44,031)
Other comprehensive income (loss), net of tax	0	0	0	19,692	19,692
Total comprehensive income (loss)					(24,339)
Balance, March 31, 2016	$2,000	$209,614	$400,483	$31,473	$643,570

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2014	$2,000	$210,818	$368,450	$33,739	$615,007
Contributed (distributed) capital - parent/child asset transfers	0	(2,504)	0	0	(2,504)
Comprehensive income (loss):
Net income (loss)	0	0	(1,933)	0	(1,933)
Other comprehensive income (loss), net of tax	0	0	0	5,847	5,847
Total comprehensive income (loss)					3,914
Balance, March 31, 2015	$2,000	$208,314	$366,517	$39,586	$616,417

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Cash Flows
Three Months Ended March 31, 2016 and 2015 (in thousands)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(44,031)	$(1,933)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	2,435	2,175
Interest credited to policyholders’ account balances	21,094	14,305
Realized investment (gains) losses, net	31,396	12,220
Amortization and other non-cash items	(581)	(2,731)
Change in:
Future policy benefits	42,389	37,753
Reinsurance recoverables	(25,283)	(28,690)
Accrued investment income	(1,385)	(623)
Net payable to/receivable from parent and affiliates	(1,113)	(1,423)
Deferred policy acquisition costs	38,829	10,998
Income taxes	(24,796)	(4,715)
Deferred sales inducements	(100)	(244)
Derivatives, net	458	644
Other, net	(14,275)	(4,263)
Cash flows from (used in) operating activities	$25,037	$33,473
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$136,637	$32,651
Short-term investments	7,166	20,935
Policy loans	5,926	4,781
Ceded policy loans	(297)	(184)
Commercial mortgage and other loans	25,958	1,617
Other long-term investments	261	452
Equity securities, available-for-sale	5	0
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(294,435)	(76,398)
Short-term investments	(11,429)	(56,972)
Policy loans	(5,173)	(4,654)
Ceded policy loans	1,218	633
Commercial mortgage and other loans	(4,195)	(178)
Other long-term investments	(398)	(219)
Equity securities, available-for-sale	(2,000)	(2,005)
Trading account assets	(2)	(5,999)
Notes receivable from parent and affiliates, net	953	559
Derivatives, net	521	(136)
Other, net	31	272
Cash flows from (used in) investing activities	$(139,253)	$(84,845)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	$90,616	$73,574
Ceded policyholders’ account deposits	(35,004)	(30,350)

Policyholders’ account withdrawals	(46,517)	(36,175)
Ceded policyholders’ account withdrawals	978	623
Net change in cash collateral for loaned securities	(3,030)	(2,100)
Contributed capital	1,300	0
Contributed (distributed) capital - parent/child asset transfers	0	(3,852)
Drafts outstanding	(5,880)	(2,012)
Cash flows from (used in) financing activities	$2,463	$(292)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(111,753)	(51,664)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	160,737	100,919
CASH AND CASH EQUIVALENTS, END OF PERIOD	$48,984	$49,255

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements
1.    BUSINESS AND BASIS OF PRESENTATION

Pruco Life Insurance Company of New Jersey ("PLNJ") is a wholly-owned subsidiary of Pruco Life Insurance Company (“Pruco Life”), which in turn is a wholly-owned subsidiary of The Prudential Insurance Company of America (“Prudential Insurance”). Prudential Insurance is a direct wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”). PLNJ is a stock life insurance company organized in 1982 under the laws of the State of New Jersey. It is licensed to sell life insurance and annuities in New Jersey and New York only, and sells such products primarily through affiliated and unaffiliated distributors.

PLNJ has one subsidiary, formed in 2009 for the purpose of holding certain commercial loans and other investments. PLNJ and its subsidiary are together referred to as the “Company”, "we" or "our" and all financial information is shown on a consolidated basis.

Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit riders that were previously reinsured to Pruco Reinsurance, Ltd. ("Pruco Re") and Pruco Life. In addition, the Company reinsured the variable annuity base contracts, along with the living benefit riders, to Prudential Insurance. This reinsurance agreement covers new and in force business. The product risks related to the reinsured business are being managed in Prudential Insurance. In addition, the living benefit hedging program related to the reinsured living benefit riders will be managed within Prudential Insurance.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The most significant estimates include those used in determining deferred policy acquisition costs and related amortization; amortization of deferred sales inducements ("DSI"); valuation of investments including derivatives and the recognition of other-than-temporary impairments (“OTTI”); future policy benefits including guarantees; reinsurance recoverables; provision for income taxes and valuation of deferred tax assets; and accruals for contingent liabilities, including estimates for losses in connection with unresolved legal matters.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

This section supplements, and should be read in conjunction with, Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Adoption of New Accounting Pronouncements

In May 2015, the Financial Accounting Standards Board (“FASB”) issued guidance (Accounting Standards Update (“ASU”) 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)) to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The new guidance became effective for annual periods and interim periods within those annual periods that began after December 15, 2015, and was applied retrospectively. Adoption of the guidance did not have a significant effect on the Company’s financial statement disclosures. See Note 4.

In February 2015, the FASB issued updated guidance (ASU 2015-02, Consolidation (Topic 810): Amendments to Consolidation Analysis) that modifies the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities, and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company adopted the updated guidance effective January 1, 2016 and applied the modified retrospective method of adoption. This guidance did not have a significant impact on the Company’s consolidated financial position, results of operations, or financial statement disclosures.

In August 2014, the FASB issued updated guidance (ASU 2014-14, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure) requiring that mortgage loans be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The new guidance became effective for annual periods and interim periods within those annual periods that began after December 15, 2014, and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.

In August 2014, the FASB issued updated guidance (ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity) for measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity. Under the guidance, an entity within scope is permitted to measure both the financial assets and financial liabilities of a consolidated collateralized financing entity based on either the fair value of the financial assets or the financial liabilities, whichever is more observable. If adopted, the guidance eliminates the measurement difference that exists when both are measured at fair value. The Company adopted the updated guidance effective January 1, 2016 , and applied the modified retrospective method of adoption. This guidance did not have a significant impact on the Company’s consolidated financial position, results of operations, or financial statement disclosures.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In January 2014, the FASB issued updated guidance (ASU 2014-01, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects) regarding investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. Under the guidance, an entity is permitted to make an accounting policy election to amortize the initial cost of its investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the statement of operations as a component of income tax expense (benefit) if certain conditions are met. The new guidance became effective for annual periods and interim reporting periods within those annual periods that began after December 15, 2014. The Company did not elect the proportional amortization method under this guidance.

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

In February 2016, the FASB issued guidance (ASU 2016-02, Leases (Topic 842)) that ensures assets and liabilities from all outstanding lease contracts are recognized on balance sheet (with limited exception). The guidance substantially changes a Lessee’s accounting for leases and requires the recording on balance sheet of a “right-of-use” asset and liability to make lease payments for most leases. A Lessee will continue to recognize expense in its income statement in a manner similar to the requirements under the current lease accounting guidance. For Lessors, the guidance modifies classification criteria and accounting for sales-type and direct financing leases and requires a Lessor to derecognize the carrying value of the leased asset that is considered to have been transferred to a Lessee and record a lease receivable and residual asset (“receivable and residual” approach). The guidance also eliminates the real estate specific provisions of the current guidance (i.e., sale-leaseback). The amendments are effective for financial statements issued for annual reporting periods beginning after December 15, 2018 and for interim periods within those annual periods. Early adoption is permitted. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

In March 2016, the FASB issued guidance (ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting) to simplify the transition to equity method when an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments are effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and for interim periods within those annual periods. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$26,280	$3,693	$0	$29,973	$0
Obligations of U.S. states and their political subdivisions	125,594	6,561	50	132,105	0
Foreign government bonds	27,814	258	558	27,514	0
Public utilities	166,919	10,638	457	177,100	0
All other U.S. public corporate securities	394,515	27,042	2,505	419,052	(45)
All other U.S. private corporate securities	177,738	4,256	2,916	179,078	0
All other foreign public corporate securities	34,995	1,657	1,495	35,157	0
All other foreign private corporate securities	157,233	3,199	3,803	156,629	0
Asset-backed securities(1)	46,194	248	1,017	45,425	(79)
Commercial mortgage-backed securities	72,444	4,684	4	77,124	0
Residential mortgage-backed securities(2)	16,516	2,013	11	18,518	(169)
Total fixed maturities, available-for-sale	$1,246,242	$64,249	$12,816	$1,297,675	$(293)
Equity securities, available-for-sale
Common stocks:
Mutual funds	$20,269	$180	$1,277	$19,172
Non-redeemable preferred stocks	0	0	0	0
Total equity securities, available-for-sale	$20,269	$180	$1,277	$19,172

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of OTTI losses in Accumulated Other Comprehensive Income ("AOCI"), which were not included in earnings. Amount excludes $0.5 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$23,582	$3,010	$0	$26,592	$0
Obligations of U.S. states and their political subdivisions	127,734	4,048	409	131,373	0
Foreign government bonds	8,211	29	1,122	7,118	0
Public utilities	152,580	5,656	2,374	155,862	0
All other U.S. public corporate securities	291,835	13,145	5,306	299,674	(45)
All other U.S. private corporate securities	162,781	3,718	3,458	163,041	0
All other foreign public corporate securities	29,507	1,432	1,359	29,580	0
All other foreign private corporate securities	163,641	2,824	6,629	159,836	0
Asset-backed securities(1)	47,898	606	258	48,246	(79)
Commercial mortgage-backed securities	62,355	2,126	41	64,440	0
Residential mortgage-backed securities(2)	17,458	1,982	7	19,433	(177)
Total fixed maturities, available-for-sale	$1,087,582	$38,576	$20,963	$1,105,195	$(301)
Equity securities, available-for-sale
Common stocks:
Mutual funds	$18,275	$28	$1,219	$17,084
Non-redeemable preferred stocks	0	0	0	0
Total equity securities, available-for-sale	$18,275	$28	$1,219	$17,084

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of OTTI losses in AOCI, which were not included in earnings. Amount excludes $0.5 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturities by contractual maturities at March 31, 2016, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$100,400	$99,986
Due after one year through five years	187,668	197,726
Due after five years through ten years	261,871	267,259
Due after ten years	561,149	591,637
Asset-backed securities	46,194	45,425
Commercial mortgage-backed securities	72,444	77,124
Residential mortgage-backed securities	16,516	18,518
Total	$1,246,242	$1,297,675

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table depicts the sources of fixed maturity and equity security proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$108,580	$438
Proceeds from maturities/repayments	28,057	32,711
Gross investment gains from sales, prepayments and maturities	1,208	468
Gross investment losses from sales and maturities	0	0
Equity securities, available-for-sale
Proceeds from sales	$5	$0
Gross investment gains from sales	0	0
Gross investment losses from sales	0	0
Fixed maturity and equity security impairments
Net writedowns for OTTI losses on fixed maturities recognized in earnings(1)	$0	$(13)
Writedowns for impairments on equity securities	0	0

(1)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of the impairment.

As discussed in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, a portion of certain OTTI losses on fixed maturity securities is recognized in “Other comprehensive income (loss)” (“OCI”). For these securities, the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Balance, beginning of period	$651	$663
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(12)	(9)
Additional credit loss impairments recognized in the current period on securities previously impaired	0	12
Increases due to the passage of time on previously recorded credit losses	7	2
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	0	(4)
Balance, end of period	$646	$664

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Trading Account Assets

The following table sets forth the composition of “Trading account assets” as of the dates indicated:

	March 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities	$10,000	$8,962	$10,000	$8,441
Equity securities	6,399	8,961	5,999	7,050
Total trading account assets	$16,399	$17,923	$15,999	$15,491

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income,” was $2.0 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively.

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	March 31, 2016		December 31, 2015
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$74,152	34.0%	$79,481	33.1%
Retail	48,649	22.3	62,881	26.2
Industrial	24,944	11.3	25,059	10.4
Office	20,926	9.6	21,058	8.8
Other	17,736	8.1	17,803	7.4
Hospitality	21,582	9.9	23,176	9.6
Total commercial mortgage loans	207,989	95.2	229,458	95.5
Agricultural property loans	10,395	4.8	10,769	4.5
Total commercial mortgage and agricultural property loans by property type	218,384	100.0%	240,227	100.0%
Valuation allowance	(255)		(428)
Total net commercial mortgage and agricultural property loans by property type	218,129		239,799
Other Loans
Uncollateralized loans	8,410		8,410
Valuation allowance	0		0
Total other loans	8,410		8,410
Total commercial mortgage and other loans	$226,539		$248,209

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States (with the largest concentrations in Illinois (18%), Texas (18%) and New York (10%)) and include loans secured by properties in Europe at March 31, 2016.

Activity in the allowance for credit losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Uncollateralized Loans	Total
	(in thousands)
Allowance for credit losses, beginning of year	$425	$3	$0	$428
Addition to (release of) allowance for losses	(173)	0	0	(173)
Charge-offs, net of recoveries	0	0	0	0
Total ending balance	$252	$3	$0	$255

	December 31, 2015
	Commercial Mortgage Loans	Agricultural Property Loans	Uncollateralized Loans	Total
	(in thousands)
Allowance for credit losses, beginning of year	$767	$4	$0	$771
Addition to (release of) allowance for losses	(342)	(1)	0	(343)
Charge-offs, net of recoveries	0	0	0	0
Total ending balance	$425	$3	$0	$428

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	March 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Uncollateralized Loans	Total
	(in thousands)
Allowance for Credit Losses:
Individually evaluated for impairment	$0	$0	$0	$0
Collectively evaluated for impairment	252	3	0	255
Loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance	$252	$3	$0	$255

Recorded Investment(1):
Gross of reserves: individually evaluated for impairment	$0	$0	$0	$0
Gross of reserves: collectively evaluated for impairment	207,989	10,395	8,410	226,794
Gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance, gross of reserves	$207,989	$10,395	$8,410	$226,794

(1)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2015
	Commercial Mortgage Loans	Agricultural Property Loans	Uncollateralized Loans	Total
	(in thousands)
Allowance for Credit Losses:
Individually evaluated for impairment	$0	$0	$0	$0
Collectively evaluated for impairment	425	3	0	428
Loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance	$425	$3	$0	$428

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Recorded Investment(1):
Gross of reserves: individually evaluated for impairment	$0	$0	$0	$0
Gross of reserves: collectively evaluated for impairment	229,458	10,769	8,410	248,637
Gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance, gross of reserves	$229,458	$10,769	$8,410	$248,637

(1)	Recorded investment reflects the carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Impaired commercial mortgage and other loans identified in management's specific review of probable loan losses and the related allowance for losses, as of the dates indicated, are as follows:

	March 31, 2016
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in thousands)
With no related allowance recorded	$0	$0	$0	$0	$0
With an allowance recorded	0	0	0	0	0
Total	$0	$0	$0	$0	$0

(1)	Recorded investment reflects the carrying value gross of related allowance.

(2)	Average recorded investment represents the average of the beginning-of-period and end-of-period balances.

(3)	The interest income recognized is for the year-to-date income regardless of when the impairments occurred.

	December 31, 2015
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in thousands)
With no related allowance recorded	$0	$0	$0	$0	$0
With an allowance recorded	0	0	0	0	0
Total	$0	$0	$0	$0	$0

(1)	Recorded investment reflects the carrying value gross of related allowance.

(2)	Average recorded investment represents the average of the beginning-of-period and all subsequent quarterly end-of-period balances.

(3)	The interest income recognized is for the year-to-date income regardless of when the impairments occurred.

The following tables set forth certain key credit quality indicators based upon the recorded investment gross of allowance for credit losses as of the dates indicated:

	Debt Service Coverage Ratio - March 31, 2016
	Greater than 1.2X	1.0X to < 1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$139,858	$1,899	$0	$141,757
60%-69.99%	62,555	0	0	62,555
70%-79.99%	8,488	2,660	0	11,148
Greater than 80%	0	2,924	0	2,924
Total commercial mortgage and agricultural property loans	$210,901	$7,483	$0	$218,384

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Debt Service Coverage Ratio - December 31, 2015
	Greater than 1.2X	1.0X to < 1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$158,983	$1,993	$0	$160,976
60%-69.99%	60,849	0	0	60,849
70%-79.99%	11,312	2,687	0	13,999
Greater than 80%	0	2,938	1,465	4,403
Total commercial mortgage and agricultural property loans	$231,144	$7,618	$1,465	$240,227

The following tables provide an aging of past due commercial mortgage and other loans as of the dates indicated, based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage loans on non-accrual status as of the dates indicated.

	March 31, 2016
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Commercial Mortgage and Other Loans	Non-Accrual Status
	(in thousands)
Commercial mortgage loans	$207,989	$0	$0	$0	$207,989	$0
Agricultural property loans	10,395	0	0	0	10,395	0
Uncollateralized loans	8,410	0	0	0	8,410	0
Total	$226,794	$0	$0	$0	$226,794	$0

	December 31, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Commercial Mortgage and Other Loans	Non-Accrual Status
	(in thousands)
Commercial mortgage loans	$229,458	$0	$0	$0	$229,458	$0
Agricultural property loans	10,769	0	0	0	10,769	0
Uncollateralized loans	8,410	0	0	0	8,410	0
Total	$248,637	$0	$0	$0	$248,637	$0

See Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion regarding non-accrual status loans.

For the three months ended March 31, 2016 and 2015, there were no commercial mortgage and other loans acquired, other than those through direct origination, nor were there any commercial mortgage and other loans sold.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both March 31, 2016 and December 31, 2015, the Company had no significant commitments to borrowers that have been involved in a troubled debt restructuring. For the three months ended March 31, 2016 and 2015, there were no new troubled debt restructurings related to commercial mortgage and other loans and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the twelve months preceding. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of both March 31, 2016 and December 31, 2015, the Company did not have any foreclosed residential real estate property.

Net Investment Income

Net investment income for the three months ended March 31, 2016 and 2015, was from the following sources:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Fixed maturities, available-for-sale	$14,241	$10,258
Trading account assets	239	128
Commercial mortgage and other loans	2,962	3,209
Policy loans	2,576	2,530
Short-term investments and cash equivalents	124	61
Other long-term investments	(570)	1,205
Gross investment income	19,572	17,391
Less: investment expenses	(960)	(885)
Net investment income	$18,612	$16,506

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three months ended March 31, 2016 and 2015, were from the following sources:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Fixed maturities	$1,208	$455
Equity securities	0	0
Commercial mortgage and other loans	173	233
Short-term investments and cash equivalents	3	0
Joint ventures and limited partnerships	16	39
Derivatives	(32,796)	(12,947)
Realized investment gains (losses), net	$(31,396)	$(12,220)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the three months ended March 31, 2016 and 2015, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2015	$(69)	$11,850	$11,781
Change in OCI before reclassifications	36	31,467	31,503
Amounts reclassified from AOCI	0	(1,208)	(1,208)
Income tax benefit (expense)	(13)	(10,590)	(10,603)
Balance, March 31, 2016	$(46)	$31,519	$31,473

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2014	$(13)	$33,752	$33,739
Change in OCI before reclassifications	(88)	9,540	9,452
Amounts reclassified from AOCI	0	(456)	(456)
Income tax benefit (expense)	31	(3,180)	(3,149)
Balance, March 31, 2015	$(70)	$39,656	$39,586

(1)
Includes cash flow hedges of $3.7 million and $5.7 million as of March 31, 2016 and December 31, 2015, respectively, and $4.2 million and $0.2 million as of March 31, 2015 and December 31, 2014, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/ Interest rate (3)	$707	$274
Net unrealized investment gains (losses) on available-for-sale securities (4)	501	182
Total net unrealized investment gains (losses)	1,208	456
Total reclassifications for the period	$1,208	$456

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/ benefits reclassified out of AOCI. Negative amounts indicate losses/ costs reclassified out of AOCI.

(3)	See Note 5 for additional information on cash flow hedges.

(4)
See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition costs and other costs, future policy benefits and policyholders’ account balances.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains and losses on securities classified as “available-for-sale” and certain other long-term investments and other assets are included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from “OCI” those items that are included as part of “Net income” for a period that had been part of “OCI” in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains and losses, are as follows:

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses on Investments	DAC and Other Costs	Future Policy Benefits and Policyholders' Account Balances(1)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2015	$211	$193	$140	$(191)	$353
Net investment gains (losses) on investments arising during the period	(22)	0	0	8	(14)
Reclassification adjustment for (gains) losses included in net income	(2)	0	0	1	(1)
Impact of net unrealized investment (gains) losses on DAC and other costs	0	(36)	0	13	(23)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	0	0	(1)	0	(1)
Balance, March 31, 2016	$187	$157	$139	$(169)	$314

(1)	Balances are net of reinsurance.

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses on Investments(1)	DAC and Other Costs	Future Policy Benefits and Policyholders' Account Balances(2)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2015	$22,795	$(5,666)	$557	$(6,189)	$11,497
Net investment gains (losses) on investments arising during the period	33,157	0	0	(11,605)	21,552
Reclassification adjustment for (gains) losses included in net income	(1,206)	0	0	422	(784)
Impact of net unrealized investment (gains) losses on DAC and other costs	0	(4,726)	0	1,654	(3,072)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	0	0	3,095	(1,083)	2,012
Balance, March 31, 2016	$54,746	$(10,392)	$3,652	$(16,801)	$31,205

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.

(2)	Balances are net of reinsurance.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments by Asset Class

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	March 31,	December 31,
	2016	2015
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$187	$211
Fixed maturity securities, available-for-sale - all other	51,246	17,402
Equity securities, available-for-sale	(1,097)	(1,191)
Derivatives designated as cash flow hedges (1)	3,726	5,651
Other investments	871	933
Net unrealized gains (losses) on investments	$54,933	$23,006

(1)	See Note 5 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2016
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$0	$0	$0
Obligations of U.S. states and their political subdivisions	0	0	5,786	50	5,786	50
Foreign government bonds	1,135	6	3,570	552	4,705	558
Public utilities	5,352	31	15,349	426	20,701	457
All other U.S. public corporate securities	20,833	1,544	19,757	961	40,590	2,505
All other U.S. private corporate securities	44,764	2,705	4,399	211	49,163	2,916
All other foreign public corporate securities	4,483	1,108	1,703	387	6,186	1,495
All other foreign private corporate securities	25,906	1,383	23,540	2,420	49,446	3,803
Asset-backed securities	30,093	850	12,626	167	42,719	1,017
Commercial mortgage-backed securities	0	0	399	4	399	4
Residential mortgage-backed securities	342	11	0	0	342	11
Total	$132,908	$7,638	$87,129	$5,178	$220,037	$12,816
Equity securities, available-for-sale	$11,925	$1,121	$1,844	$156	$13,769	$1,277

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$0	$0	$0
Obligations of U.S. states and their political subdivisions	10,312	409	0	0	10,312	409
Foreign government bonds	3,079	271	1,813	851	4,892	1,122
Public utilities	58,351	2,374	0	0	58,351	2,374
All other U.S. public corporate securities	76,154	4,478	7,342	828	83,496	5,306
All other U.S. private corporate securities	52,647	3,458	0	0	52,647	3,458
All other foreign public corporate securities	8,252	835	1,295	524	9,547	1,359
All other foreign private corporate securities	41,343	2,712	26,304	3,917	67,647	6,629
Asset-backed securities	18,052	141	10,672	117	28,724	258
Commercial mortgage-backed securities	12,059	35	398	6	12,457	41
Residential mortgage-backed securities	361	7	0	0	361	7
Total	$280,610	$14,720	$47,824	$6,243	$328,434	$20,963
Equity securities, available-for-sale	$12,145	$931	$3,712	$288	$15,857	$1,219

The gross unrealized losses on fixed maturity securities as of March 31, 2016 and December 31, 2015, were composed of $10.4 million and $16.8 million, respectively, related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $2.4 million and $4.2 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of March 31, 2016, the $5.2 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical, finance, capital goods and energy sectors of the Company’s corporate securities. As of December 31, 2015, the $6.2 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical, capital goods and finance sectors of the Company’s corporate securities. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, the Company concluded that an adjustment to earnings for OTTI for these securities was not warranted at March 31, 2016 or December 31, 2015. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to a decrease in interest rates, general credit spread tightening and foreign currency exchange rate movements. As of March 31, 2016, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

As of both March 31, 2016 and December 31, 2015, none of the gross unrealized losses related to equity securities represented declines in value of greater than 20%. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, the Company concluded that an adjustment for OTTI for these equity securities was not warranted at March 31, 2016 or December 31, 2015.

Securities Lending and Repurchase Agreements

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of March 31, 2016, the Company had no securities lending transactions. As of December 31, 2015, the Company had $3 million securities lending transactions recorded as "Cash collateral for loaned securities", all of which were corporate securities. The remaining contractual maturity of all securities lending transactions is overnight and continuous. As of March 31, 2016 and December 31, 2015, the Company had no repurchase transactions.

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

Level 2 - Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not trade in active markets because they are not publicly available), certain short-term investments and certain cash equivalents, and certain over-the-counter (“OTC”) derivatives.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$29,973	$0	$0	$29,973
Obligations of U.S. states and their political subdivisions	0	132,105	0	0	132,105
Foreign government bonds	0	27,514	0	0	27,514
U.S. corporate public securities	0	542,965	0	0	542,965
U.S. corporate private securities	0	220,106	9,718	0	229,824
Foreign corporate public securities	0	35,157	0	0	35,157
Foreign corporate private securities	0	153,585	5,485	0	159,070
Asset-backed securities	0	28,737	16,688	0	45,425
Commercial mortgage-backed securities	0	77,124	0	0	77,124
Residential mortgage-backed securities	0	18,518	0	0	18,518
Sub-total	0	1,265,784	31,891	0	1,297,675
Trading account assets:
Corporate securities	0	8,962	0	0	8,962
Equity securities	0	0	8,961	0	8,961
Sub-total	0	8,962	8,961	0	17,923
Equity securities, available-for-sale	0	19,172	0	0	19,172
Short-term investments	7	4,985	0	0	4,992
Cash and cash equivalents	0	30,989	0	0	30,989
Other long-term investments	0	16,021	0	(716)	15,305
Reinsurance recoverables	0	0	488,025	0	488,025
Receivables from parent and affiliates	0	10,930	569	0	11,499
Sub-total excluding separate account assets	7	1,356,843	529,446	(716)	1,885,580
Separate account assets(2)	0	11,876,430	0	0	11,876,430
Total assets	$7	$13,233,273	$529,446	$(716)	$13,762,010
Future policy benefits(3)	$0	$0	$617,153	$0	$617,153
Payables to parent and affiliates	0	716	0	(716)	0
Total liabilities	$0	$716	$617,153	$(716)	$617,153

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$26,592	$0	$0	$26,592
Obligations of U.S. states and their political subdivisions	0	131,373	0	0	131,373
Foreign government bonds	0	7,118	0	0	7,118
U.S. corporate public securities	0	401,754	0	0	401,754
U.S. corporate private securities	0	204,659	9,781	0	214,440
Foreign corporate public securities	0	29,580	0	0	29,580
Foreign corporate private securities	0	154,191	8,028	0	162,219
Asset-backed securities	0	23,100	25,146	0	48,246
Commercial mortgage-backed securities	0	64,440	0	0	64,440
Residential mortgage-backed securities	0	19,433	0	0	19,433
Sub-total	0	1,062,240	42,955	0	1,105,195
Trading account assets:
Corporate securities	0	8,441	0	0	8,441
Equity securities	0	0	7,050	0	7,050
Sub-total	0	8,441	7,050	0	15,491
Equity securities, available-for-sale	0	17,084	0	0	17,084
Short-term investments	715	0	0	0	715
Cash and cash equivalents	30,998	31,982	0	0	62,980
Other long-term investments(4)	0	16,245	0	(364)	15,881
Reinsurance recoverables	0	0	356,337	0	356,337
Receivables from parent and affiliates	0	8,966	3,511	0	12,477
Sub-total excluding separate account assets	31,713	1,144,958	409,853	(364)	1,586,160
Separate account assets(2)(4)	0	11,605,964	0	0	11,605,964
Total assets	$31,713	$12,750,922	$409,853	$(364)	$13,192,124
Future policy benefits(3)	$0	$0	$449,073	$0	$449,073
Payables to parent and affiliates	0	364	0	(364)	0
Total liabilities	$0	$364	$449,073	$(364)	$449,073

(1)	“Netting” amounts represent the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

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

(3)
As of March 31, 2016, the net embedded derivative liability position of $617 million includes $81 million of embedded derivatives in an asset position and $698 million of embedded derivatives in a liability position. As of December 31, 2015, the net embedded derivative liability position of $449 million includes $76 million of embedded derivatives in an asset position and $525 million of embedded derivatives in a liability position.

(4)	Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the adoption of ASU 2015-07.

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below.

Fixed Maturity Securities – The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices for each security are generally sourced from multiple pricing vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company ultimately

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. The pricing hierarchy is updated for new financial products and recent pricing experience with various vendors. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. Typical inputs used by these pricing services include but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flow, prepayment speeds and default rates. If the pricing information received from third party-pricing services is deemed not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service or classify the securities as Level 3. If the pricing service updates the price to be more consistent with the presented market observations, the security remains within Level 2.

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of March 31, 2016 and December 31, 2015, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

The fair value of private fixed maturities, which are comprised of investments in private placement securities, originated by internal private asset managers, are primarily determined using discounted cash flow models. These models primarily use observable inputs that include Treasury or similar base rates plus estimated credit spreads to value each security. The credit spreads are obtained through a survey of private market intermediaries who are active in both primary and secondary transactions, and consider, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Since most private placements are valued using standard market observable inputs and inputs derived from, or corroborated by, market observable data including observed prices and spreads for similar publicly-traded or privately-traded issues, they have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model may incorporate significant unobservable inputs, which reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are significant to the price of a security, a Level 3 classification is made.

Trading Account Assets – Trading account assets consist of corporate and equity securities, whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and below under “Equity Securities”.

Equity Securities – Equity securities consist principally of investments in common and preferred stock of publicly-traded companies, perpetual preferred stock, privately-traded securities, as well as mutual fund shares. The fair values of most publicly-traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. Estimated fair values for most privately traded equity securities are determined using discounted cash flow, earnings multiple and other valuation models that require a substantial level of judgment around inputs and therefore are classified within Level 3. The fair values of mutual fund shares that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in the fair value hierarchy. The fair values of perpetual preferred stock are based on inputs obtained from independent pricing services that are primarily based on indicative broker quotes. As a result, the fair values of perpetual preferred stock are classified as Level 3.

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

The majority of the Company’s derivative positions are traded in the OTC derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models that utilize actively quoted or observable market input values from external market data providers, third-party pricing vendors and/or recent trading activity. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value. The fair values of most OTC derivatives, including

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

interest rate, cross-currency swaps, currency forward contracts and single name credit default swaps are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key inputs include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, NPR, volatility and other factors.

The Company’s cleared interest rate swaps and credit derivatives linked to an index are valued using models that utilize actively quoted or observable market inputs, including Overnight Indexed Swap discount rates, obtained from external market data providers, third-party pricing vendors and/or recent trading activity. These derivatives are classified as Level 2 in the fair value hierarchy.

To reflect the market’s perception of its own and the counterparty’s NPR, the Company incorporates additional spreads over London Inter-Bank Offered Rate ("LIBOR") into the discount rate used in determining the fair value of OTC derivative assets and liabilities that are not otherwise collateralized.

Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models, such as Monte Carlo simulation models and other techniques that utilize significant unobservable inputs. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to external broker-dealer values.

As discussed in Note 2, the Company adopted ASU 2015-07, effective January 1, 2016, which resulted in the exclusion of certain "Other long-term investments" from the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been revised to conform to the current period presentation. At both March 31, 2016 and December 31, 2015, the fair values of these investments, which include certain hedge funds, private equity funds and other funds were $0.2 million, which had been previously classified in Level 3 at December 31, 2015.

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

Separate Account Assets – Separate account assets include fixed maturity securities, treasuries, equity securities and mutual funds for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and “Equity Securities”.

As discussed in Note 2, the Company adopted ASU 2015-07, effective January 1, 2016, which resulted in the exclusion of certain separate account investments from the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been revised to conform to the current period presentation. At March 31, 2016 and December 31, 2015, the fair values of separate account assets excluded from the fair value hierarchy, which include investments in real estate and other invested assets, were $7.3 million and $7.2 million, respectively, which had been previously classified in Level 3 at December 31, 2015.

Receivables from Parent and Affiliates – Receivables from parent and affiliates carried at fair value include affiliated bonds within the Company’s legal entity whose fair values are determined consistent with similar securities described above under “Fixed Maturity Securities” managed by affiliated asset managers.

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

Transfers between Levels 1 and 2 – Transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s separate account. During the three months ended March 31, 2016 and 2015, there were no transfers between Levels 1 and 2.

Level 3 Assets and Liabilities by Price Source – The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	March 31, 2016
	Internal(1)	External(2)	Total
	(in thousands)
Corporate securities(3)	$15,203	$0	$15,203
Asset-backed securities(4)	57	16,631	16,688
Equity securities	2,099	6,862	8,961
Reinsurance recoverables	488,025	0	488,025
Receivables from parent and affiliates	0	569	569
Total assets	$505,384	$24,062	$529,446
Future policy benefits	$617,153	$0	$617,153
Total liabilities	$617,153	$0	$617,153

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015(5)
	Internal(1)	External(2)	Total
	(in thousands)
Corporate securities(3)	$17,809	$0	$17,809
Asset-backed securities(4)	66	25,080	25,146
Equity securities	0	7,050	7,050
Reinsurance recoverables	356,337	0	356,337
Receivables from parent and affiliates	0	3,511	3,511
Total assets	$374,212	$35,641	$409,853
Future policy benefits	$449,073	$0	$449,073
Total liabilities	$449,073	$0	$449,073

(1)
Represents valuations reflecting both internally-derived and market inputs, as well as third-party pricing information or quotes. See below for additional information related to internally-developed valuation for significant items in the above table.

(2)	Represents unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

(3)	Includes assets classified as fixed maturities available-for-sale.

(4)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(5)	Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the adoption of ASU 2015-07.

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities (see narrative below for quantitative information for separate account assets).

	March 31, 2016
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(8)	$15,203	Discounted cash flow	Discount rate	5.40%	15.06%	8.69%	Decrease
Reinsurance recoverables	$488,025	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits(2)	$617,153	Discounted cash flow	Lapse rate(3)	0%	14%		Decrease
			NPR spread(4)	0.44%	2.07%		Decrease
			Utilization rate(5)	56%	96%		Increase
			Withdrawal rate(6)	74%	100%		Increase
			Mortality rate(7)	0%	14%		Decrease
			Equity volatility curve	16%	28%		Increase

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(8)	$17,809	Discounted cash flow	Discount rate	5.76%	7.98%	6.71%	Decrease
Reinsurance recoverables	$356,337	Fair values are determined in the same manner as future policy benefits.
Liabilities:
Future policy benefits(2)	$449,073	Discounted cash flow	Lapse rate(3)	0%	14%		Decrease
			NPR spread(4)	0.06%	1.76%		Decrease
			Utilization rate(5)	56%	96%		Increase
			Withdrawal rate(6)	74%	100%		Increase
			Mortality rate(7)	0%	14%		Decrease
			Equity volatility curve	17%	28%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.

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

(8)	Includes assets classified as fixed maturities available-for-sale and other trading account assets.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in Level 3 assets and liabilities – The following tables provide summaries of the changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods:

	Three Months Ended March 31, 2016
	Fixed Maturities Available-for-Sale
	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities
	(in thousands)
Fair value, beginning of period	$9,781	$8,028	$25,146
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0
Asset management fees and other income	0	0	0
Included in other comprehensive income (loss)	64	(178)	(70)
Net investment income	(1)	0	7
Purchases	66	0	0
Sales	0	0	0
Issuances	0	0	0
Settlements	(192)	(3,407)	(8)
Transfers into Level 3(1)	0	1,042	1,941
Transfers out of Level 3(1)	0	0	(10,328)
Fair value, end of period	$9,718	$5,485	$16,688
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0
Asset management fees and other income	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2016
	Trading Account Assets - Equity Securities	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$7,050	$356,337	$3,511	$(449,073)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	118,088	(6)	(150,729)
Asset management fees and other income	297	0	0	0
Included in other comprehensive income (loss)	0	0	30	0
Net investment income	0	0	0	0
Purchases	0	13,600	0	0
Sales	0	0	(994)	0
Issuances	0	0	0	(17,351)
Settlements	0	0	0	0
Transfers into Level 3(1)	0	0	0	0
Transfers out of Level 3(1)	0	0	(1,972)	0
Other(5)	1,614	0	0	0
Fair value, end of period	$8,961	$488,025	$569	$(617,153)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$119,417	$0	$(152,377)
Asset management fees and other income	$297	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2015(4)
	Fixed Maturities Available-For-Sale
	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities
	(in thousands)
Fair value, beginning of period	$537	$5,818	$4,441	$10,092
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	61	0
Asset management fees and other income	0	0	0	0
Included in other comprehensive income (loss)	(8)	(3)	(207)	48
Net investment income	(2)	0	3	(5)
Purchases	0	13	156	16,209
Sales	0	0	(31)	0
Issuances	0	0	0	0
Settlements	0	0	(678)	(2)
Transfers into Level 3(1)	0	0	0	2,156
Transfers out of Level 3(1)	0	0	0	(2,212)
Fair value, end of period	$527	$5,828	$3,745	$26,286
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2015
	Trading Account Assets - Equity Securities	Equity Securities, Available-for-Sale	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$0	$92	$339,982	$4,594	$(428,837)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	55,171	0	(68,700)
Asset management fees and other income	1,098	0	0	0	0
Included in other comprehensive income (loss)	0	4	0	(56)	0
Net investment income	0	0	0	0	0
Purchases	0	0	12,597	0	0
Sales	0	0	0	0	0
Issuances	0	0	0	0	(15,479)
Settlements	0	0	0	0	0
Transfers into Level 3(1)	0	0	0	993	0
Transfers out of Level 3(1)	0	0	0	0	0
Other(3)	5,999	0	0	0	0
Fair value, end of period	$7,097	$96	$407,750	$5,531	$(513,016)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$57,288	$0	$(71,182)
Asset management fees and other income	$0	$0	$0	$0	$0

(1)	Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfer occurs for any such assets still held at the end of the quarter.

(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(3)	Other primarily represents reclassifications of certain assets between reporting categories.

(4)	Prior period amounts have been reclassified to conform to current period presentation, including the adoption of ASU 2015-07.

(5)	Primarily related to private warrants reclassified from derivatives to trading securities.

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

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. The financial instruments presented below are reported at carrying value on the Company’s Unaudited Interim Consolidated Statements of Financial Position; however, in some cases, as described below, the carrying amount equals or approximates fair value.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2016(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$8,394	$228,047	$236,441	$226,539
Policy loans	0	0	184,845	184,845	184,845
Cash and cash equivalents	2,185	15,810	0	17,995	17,995
Accrued investment income	0	18,028	0	18,028	18,028
Receivables from parent and affiliates	0	23,959	0	23,959	23,959
Other assets	0	3,085	0	3,085	3,085
Total assets	$2,185	$69,276	$412,892	$484,353	$474,451
Liabilities:
Policyholders’ account balances - investment contracts	$0	$150,182	$41,601	$191,783	$192,525
Cash collateral for loaned securities	0	0	0	0	0
Short-term debt to affiliates	0	24,180	0	24,180	24,000
Long-term debt to affiliates	0	93,718	0	93,718	92,000
Payables to parent and affiliates	0	8,073	0	8,073	8,073
Other liabilities	0	31,444	0	31,444	31,444
Total liabilities	$0	$307,597	$41,601	$349,198	$348,042

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$8,540	$245,041	$253,581	$248,209
Policy loans	0	0	185,508	185,508	185,508
Cash and cash equivalents	1,158	96,599	0	97,757	97,757
Accrued investment income	0	16,644	0	16,644	16,644
Receivables from parent and affiliates	0	23,212	0	23,212	23,212
Other assets	0	2,664	0	2,664	2,664
Total assets	$1,158	$147,659	$430,549	$579,366	$573,994
Liabilities:
Policyholders’ account balances - investment contracts	$0	$145,502	$41,262	$186,764	$187,827
Cash collateral for loaned securities	0	3,030	0	3,030	3,030
Short-term debt to affiliates	0	24,188	0	24,188	24,000
Long-term debt to affiliates	0	92,470	0	92,470	92,000
Payables to parent and affiliates	0	8,441	0	8,441	8,441
Other liabilities	0	39,009	0	39,009	39,009
Total liabilities	$0	$312,640	$41,262	$353,902	$354,307

(1)
As discussed in Note 2, the Company adopted ASU 2015-07, effective January 1, 2016, which resulted in the exclusion of certain other long-term investments from the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been revised to conform to the current period presentation. At March 31, 2016 and December 31, 2015, the fair values of these cost method investments were $1.5 million and $1.4 million, respectively, which had been previously classified in Level 3 at December 31, 2015. The carrying values of these investments were $1.5 million and $1.3 million as of March 31, 2016 and December 31, 2015, respectively.

(2)
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

Embedded Derivatives

The Company sells variable annuity products, which may include guaranteed benefit features that are accounted for as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these benefit features to affiliates, Pruco Re and Pruco Life. See Note 1 for the subsequent change effective April 1, 2016.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2016			December 31, 2015
	Notional	Gross Fair Value		Notional	Gross Fair Value
Primary Underlying		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$51,434	$3,841	$(138)	$54,443	$5,572	$0
Total Qualifying Hedges	$51,434	$3,841	$(138)	$54,443	$5,572	$0
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$57,201	$7,572	$0	$57,201	$6,076	$0
Credit
Credit Default Swaps	7,275	115	(262)	7,275	268	(222)
Currency/Interest Rate
Foreign Currency Swaps	24,715	3,361	0	24,715	3,597	0
Foreign Currency
Foreign Currency Forwards	550	0	(21)	550	5	0
Equity
Equity Options	38,251	1,132	(295)	30,501	2,341	(142)
Total Non-Qualifying Hedges	$127,992	$12,180	$(578)	$120,242	$12,287	$(364)
Total Derivatives (1)	$179,426	$16,021	$(716)	$174,685	$17,859	$(364)

(1)
Excludes embedded derivatives and reinsurance recoverables which contain multiple underlyings. The fair value of the embedded derivatives related to the living benefit feature was a net liability of $617 million and $449 million as of March 31, 2016 and December 31, 2015, respectively, included in “Future policy benefits.” The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re and Pruco Life was an asset of $488 million and $356 million as of March 31, 2016 and December 31, 2015, respectively, included in “Reinsurance recoverables." See Note 7 for additional information on these reinsurance agreements.

Offsetting Assets and Liabilities

The following table presents recognized derivative instruments (excluding embedded derivatives and associated reinsurance recoverables), and repurchase and reverse repurchase agreements, that are offset in the Unaudited Interim Consolidated Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Unaudited Interim Consolidated Statements of Financial Position.

	March 31, 2016
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$16,021	$(716)	$15,305	$(15,305)	$0
Securities purchased under agreement to resell	15,810	0	15,810	(15,810)	0
Total Assets	$31,831	$(716)	$31,115	$(31,115)	$0
Offsetting of Financial Liabilities:
Derivatives	$716	$(716)	$0	$0	$0
Securities sold under agreement to repurchase	0	0	0	0	0
Total Liabilities	$716	$(716)	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$16,245	$(364)	$15,881	$(15,157)	$724
Securities purchased under agreement to resell	96,599	0	96,599	(96,599)	0
Total Assets	$112,844	$(364)	$112,480	$(111,756)	$724
Offsetting of Financial Liabilities:
Derivatives	$364	$(364)	$0	$0	$0
Securities sold under agreement to repurchase	0	0	0	0	0
Total Liabilities	$364	$(364)	$0	$0	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 7. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$90	$77	$(1,925)
Total cash flow hedges	0	90	77	(1,925)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	2,253	0	0	0
Currency	(25)	0	0	0
Currency/Interest Rate	367	0	(2)	0
Credit	(241)	0	0	0
Equity	(26)	0	0	0
Embedded Derivatives	(35,124)	0	0	0
Total non-qualifying hedges	(32,796)	0	(2)	0
Total	$(32,796)	$90	$75	$(1,925)

	Three Months Ended March 31, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$33	$241	$3,992
Total cash flow hedges	0	33	241	3,992
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,425	0	0	0
Currency	0	0	0	0
Currency/Interest Rate	2,067	0	30	0
Credit	(16)	0	0	0
Equity	(146)	0	0	0
Embedded Derivatives	(16,277)	0	0	0
Total non-qualifying hedges	(12,947)	0	30	0
Total	$(12,947)	$33	$271	$3,992

(1)	Amounts deferred in AOCI.

For the three months ended March 31, 2016 and 2015, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2015	$5,651
Net deferred gains (losses) on cash flow hedges from January 1 to March 31, 2016	(1,218)
Amounts reclassified into current period earnings	(707)
Balance, March 31, 2016	$3,726

Using March 31, 2016 values, it is estimated that a pre-tax gain of less than $1 million will be reclassified from AOCI to earnings during the subsequent twelve months ending March 31, 2017, offset by amounts pertaining to the hedged items. As of March 31, 2016, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 14 years. Income amounts deferred in AOCI as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” within OCI in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Credit Derivatives

The Company has no exposure from credit derivatives where it has written credit protection as of March 31, 2016 and December 31, 2015.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of both March 31, 2016 and December 31, 2015, the Company had $7 million of outstanding notional amounts reported at fair value as a liability of less than $1 million as of March 31, 2016 and an asset of less than $1 million as of December 31, 2015.

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

6.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund commercial loans. As of March 31, 2016, there were no outstanding commitments to fund commercial loans. As of December 31, 2015, there were $4 million outstanding commitments to fund commercial loans. The Company has made commitments to purchase or fund investments, mostly private fixed maturities. As of March 31, 2016 and December 31, 2015, $14 million and $1 million, respectively, of this commitment were outstanding.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of March 31, 2016, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $1 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

For a discussion of the Company's litigations and regulatory matters, see Note 11 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million for both the three months ended March 31, 2016 and 2015. The expense charged to the Company for the deferred compensation program was less than $1 million for both the three months ended March 31, 2016 and 2015.

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $1 million for both the three months ended March 31, 2016 and 2015.

Prudential Insurance sponsors voluntary savings plans for its employee’s 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was less than $1 million for both the three months ended March 31, 2016 and 2015.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $17 million and $19 million for the three months ended March 31, 2016 and 2015, respectively.

Corporate Owned Life Insurance

The Company has sold three Corporate Owned Life Insurance (“COLI”) policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI contracts was $1,799 million at March 31, 2016 and $1,660 million at December 31, 2015. Fees related to these COLI policies were $7 million for both the three months ended March 31, 2016 and 2015.

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

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Reinsurance recoverables	$1,790,316	$1,634,696
Policy loans	(14,031)	(12,989)
Deferred policy acquisition costs	(254,112)	(252,795)
Other liabilities (reinsurance payables)	38,221	47,421

The reinsurance recoverables by counterparty is broken out below.

	Reinsurance Recoverables
	March 31, 2016	December 31, 2015
	(in thousands)
PARCC	$494,497	$496,591
PAR Term	146,152	142,068
Prudential Insurance	28,494	30,079
PAR U	581,333	560,188
Pruco Life	30,318	29,796
Pruco Re	465,174	336,653
Term Re	43,160	37,391
Unaffiliated	1,188	1,930
Total reinsurance recoverables	$1,790,316	$1,634,696

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts, excluding investment gains (losses) on affiliated asset transfers, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, were as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Premiums:
Direct	$53,342	$49,967
Assumed	0	0
Ceded	(49,677)	(46,947)
Net Premiums	3,665	3,020
Policy charges and fee income:
Direct	78,704	76,829
Assumed	0	0
Ceded	(27,740)	(24,152)
Net policy charges and fee income	50,964	52,677
Net investment income:
Direct	18,750	16,622
Assumed	0	0
Ceded	(138)	(116)
Net investment income	18,612	16,506
Net other income:
Direct	1,452	1,425
Assumed & Ceded	0	0
Net other income	1,452	1,425
Interest credited to policyholders’ account balances:
Direct	24,173	17,083
Assumed	0	0
Ceded	(3,079)	(2,778)
Net interest credited to policyholders’ account balances	21,094	14,305
Policyholders’ benefits (including change in reserves):
Direct	58,737	58,418
Assumed	0	0
Ceded	(47,484)	(49,129)
Net policyholders’ benefits (including change in reserves)	11,253	9,289
Realized investment gains (losses), net:
Direct	(147,058)	(64,679)
Assumed	0	0
Ceded	115,662	52,459
Realized investment gains (losses), net	(31,396)	(12,220)
Net reinsurance expense allowances, net of capitalization and amortization	$(13,353)	$(8,913)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Substantially all reinsurance contracts are with affiliates as of March 31, 2016 and 2015. The gross and net amounts of life insurance face amount in force as of March 31, were as follows:

	March 31, 2016	March 31, 2015
	(in thousands)
Gross life insurance face amount in force	$123,926,847	$116,222,713
Reinsurance ceded	(113,059,655)	(105,694,419)
Net life insurance face amount in force	$10,867,192	$10,528,294

Pruco Life

The Company reinsures certain COLI policies and Prudential Defined Income ("PDI") living benefit riders with Pruco Life. See Note 1 for the subsequent change effective April 1, 2016.

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

Term Re

The Company reinsures 95% of the risks under its term life insurance policies with effective dates on or after January 1, 2014 through an automatic coinsurance agreement with Term Re.

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

Pruco Re

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features. Starting from 2005, the Company has entered into various automatic coinsurance agreements with Pruco Re, an affiliated company, to reinsure its living benefit features sold on certain of its annuities. See Note 1 for the subsequent change effective April 1, 2016.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and Prudential Investments LLC ("Prudential Investments") whereby the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust. Income received from ASTISI and Prudential Investments related to this agreement was $6 million and $8 million for the three months ended March 31, 2016 and 2015, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company has a revenue sharing agreement with Prudential Investments, whereby the Company receives fee income based on contractholders’ separate account balances invested in The Prudential Series Fund. Income received from Prudential Investments related to this agreement was $2 million for both the three months ended March 31, 2016 and 2015. These revenues are recorded as “Asset administration fees” in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were less than $1 million for both the three months ended March 31, 2016 and 2015. These expenses are recorded as “Net investment income” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Asset Transfers

From time to time, the Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. There were no affiliated asset trades as of March 31, 2016. The table below shows affiliated asset trades as of December 31, 2015.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/ (Decrease)	Realized Investment Gain/(Loss), Net	Derivative Gain/(Loss)
				(in millions)
Prudential Insurance	March-15	Purchase	Fixed Maturities & Trading Account Assets	$24	$20	$(3)	$0	$0

Debt Agreements

The Company is authorized to borrow funds up to $200 million from affiliates to meet its capital and other funding needs. The following table provides the breakout of the Company’s short-term and long-term debt with affiliates:

Affiliate	Date Issued	Amount of Notes - March 31, 2016	Amount of Notes - December 31, 2015	Interest Rate			Date of Maturity
		(in thousands)
Prudential Financial	12/16/2011	$11,000	$11,000			3.61%			12/16/16
Prudential Financial	11/15/2013	9,000	9,000			2.24%			12/15/18
Prudential Financial	11/15/2013	23,000	23,000			3.19%			12/15/20
Prudential Financial	12/15/2014	5,000	5,000			2.57%			12/15/19
Prudential Financial	12/15/2014	23,000	23,000			3.14%			12/15/21
Prudential Financial	9/21/2015	26,000	26,000	1.40%	-	1.93%	12/17/16	-	12/17/17
Prudential Financial	12/16/2015	1,000	1,000			2.85%			12/16/20
Prudential Financial	12/16/2015	18,000	18,000			3.37%			12/16/22
Total Loans Payable to Affiliates		$116,000	$116,000

The total interest expense to the Company related to loans payable to affiliates was $0.8 million for both the three months ended March 31, 2016 and 2015.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Contributed Capital and Dividends

In March 2016, the Company received a capital contribution in the amount of $1.3 million from Pruco Life. For the year ended December 31, 2015, the Company did not receive any capital contributions.

For the three months ended March 31, 2016 and the year ended December 31, 2015, the Company did not pay any dividends.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition and results of operations of Pruco Life Insurance Company of New Jersey, or the “Company,” as of March 31, 2016, compared with December 31, 2015, and its consolidated results of operations for the three months ended March 31, 2016 and 2015. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company is licensed to sell variable and fixed annuities, universal life insurance, variable life insurance and term life insurance in New Jersey and New York only and sells such products primarily through affiliated and unaffiliated distributors.

Regulatory Developments

In April 2016, the U.S. Department of Labor issued a final regulation accompanied by new class exemptions and amendments to long-standing exemptions from the prohibited transaction provisions under the Employee Retirement Income Security Act (“ERISA”) (collectively, the “Rules”), with implementation beginning in April 2017, and compliance with certain additional provisions required by January 2018. The Rules redefine who will be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts (“IRAs”), and generally provide that advice to a plan participant or IRA owner will be treated as a fiduciary activity. We are analyzing the Rules’ potential impact on our operations and preparing to implement the necessary adjustments to come into alignment with the Rules’ requirements. Overall, we believe the Rules will result in increased compliance costs and may create increased exposure to legal claims under certain circumstances, including class actions. We believe the Rules will impact our individual annuities business, as well as our Prudential Advisors distribution system which we include in the results of our individual life business. Significant aspects of the Rules and their potential impact on our businesses include the following:

•
Prudential Advisors: We expect compliance with a new “best interest contract exemption” will be required for investment advice concerning retirement plans and IRAs including recommendations to purchase a wide range of products sold to IRAs, which constitutes a significant part of Prudential Advisors’ non-life insurance new business revenues. The Rules state that proprietary products may be sold to IRA owners if certain conditions are met, subject to significant new requirements for this type of sale, which we continue to review. The Rules will impose compliance and contract requirements and would give customers a new private right of action for breach of contract that in some circumstances may result in damages and liability under ERISA and the Internal Revenue Code for excise taxes, disgorgement of profit, and other possible remedies. We expect the Rules may also lead to changes to compensation and benefit structures as well as our product offerings.

•
Annuities: Sales of variable annuities will be subject to the best interest contract exemption described above, but certain fixed annuities will be subject to a separate exemption. As a result of the Rules, certain distributors may restrict the sale of annuities. In addition, we may need to alter our product design or offerings to meet the needs of distributors in complying with the Rules. We may also need to monitor or limit wholesaling and other sales support and customer service activities if we do not want to be considered a fiduciary.

For additional information on the potential impacts of regulation on the Company, see “Business-Regulation” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Revenues and Expenses

The Company earns revenues principally from insurance premiums; mortality and expense fees, and asset administration fees from insurance and investment products; and investment of general account and other funds. The Company earns premiums primarily from the sale of individual life insurance and annuity products. The Company earns mortality and expense fees, and asset administration fees primarily from the sale and servicing of universal life insurance and separate account products including variable life insurance and variable annuities. The Company’s operating expenses principally consist of insurance benefits provided and reserves established for anticipated future insurance benefits, general business expenses, commissions and other costs of selling and servicing the various products we sell and interest credited on general account liabilities.

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

See “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of risks that have materially affected and may affect in the future the Company’s business, results of operations or financial condition, or cause the Company’s actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company.

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

We offer certain variable annuities that provide our contractholders with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed death and living benefits (including versions with enhanced guaranteed minimum death benefits) and annuitization options. The majority of our currently sold contracts include an optional living benefit guarantee which provides, among other features, the ability to make withdrawals based on the highest daily contract value plus a specified return, credited for a period of time. This guaranteed contract value is a notional amount that forms the basis for determining periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value. Certain optional living benefits can also be purchased with a companion optional death benefit, also based on a highest daily contract value.

The Prudential Premier® Retirement Variable Annuity with Highest Daily Lifetime Income (“HDI”) v. 3.0 offers lifetime income based on the highest daily account value plus a compounded deferral credit.

The Prudential Defined Income (“PDI”) Variable Annuity complements other variable annuity products that we offer with the highest daily benefit. PDI provides guaranteed lifetime withdrawal payments but restricts contractholder investments to a single bond sub-account within the separate account. PDI includes a living benefit rider which provides for a specified lifetime income withdrawal rate applied to the initial premium paid, subject to daily roll-up increases until lifetime withdrawals commence, but does not have the highest daily feature.

We also offer annuities without guaranteed living benefits. We offer the Prudential Premier® Investment Variable Annuity, which offers tax-deferred asset accumulation, annuitization options and an optional death benefit that guarantees the contractholder’s beneficiary a return of the greater of account value or total purchase payments made to the contract, adjusted for any partial withdrawals, upon death.

Excluding our PDI product, the majority of our variable annuities generally provide our contractholders with the opportunity to allocate purchase payments to sub-accounts that invest in underlying mutual funds managed by our affiliates ("proprietary") or a mix of proprietary and non-proprietary mutual funds, frequently under asset allocation programs. Certain products also allow or require allocation to fixed-rate accounts that are backed by investments in the general account and are credited with interest at rates we determine, subject to certain minimums. We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain allocations made in the fixed-rate accounts of our variable annuities and certain fixed annuities impose a market value adjustment if the allocation in the fixed rate account or contract is not held to maturity.

In addition, most contracts also guarantee the contractholders' beneficiary a return of the greater of account value or total purchase payments made to the contract, adjusted for any partial withdrawals, upon death. Certain in force contracts include guaranteed benefits which are not currently offered, such as annuitization benefits based on a guaranteed notional amount and benefits payable at specified dates after the accumulation period.

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

As of both March 31, 2016 and December 31, 2015, approximately $8 billion or 92% of total variable annuity account values contain a living benefit feature. As of March 31, 2016, approximately $7 billion or 88% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $7 billion or 89% as of December 31, 2015. The change in account values with living benefits and the asset transfer feature reflect the impact of new business sales and equity market performance.

As mentioned above, in addition to our asset transfer feature, we also manage certain risks associated with our variable annuity products through our living benefits hedging programs and affiliated reinsurance agreements. Through March 31, 2016, we reinsured the majority of our variable annuity living benefit guarantees to an affiliated reinsurance company, Pruco Reinsurance, Ltd. (“Pruco Re”). The living benefits hedging program was primarily executed within Pruco Re to manage capital markets risk associated with the reinsured living benefit guarantees. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit riders that were previously reinsured to Pruco Re and Pruco Life Insurance Company (“Pruco Life”). In addition, the Company reinsured the variable annuity base contracts, along with the living benefit riders, to The Prudential Insurance Company of America (“Prudential Insurance”). This reinsurance agreement covers new and in force business. The product risks related to the reinsured business are being managed in Prudential Insurance. In addition, the living benefit hedging program related to the reinsured living benefit riders will be managed within Prudential Insurance.

Term Life Insurance

The Company offers a variety of term life insurance products, which represent 71% of our net individual life insurance in force at March 31, 2016, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

Variable Life Insurance

The Company offers a number of individual variable life insurance products, which represent 19% of our net individual life insurance in force at March 31, 2016, that give the policyholder the flexibility to change both the death benefit and premium payments, and provide the potential to earn returns linked to an underlying investment portfolio that the policyholder selects. The policyholder generally can make deposits for investments in a fixed-rate option which is part of our general account or in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed-rate option provide a guarantee of principal and are credited with interest at rates that we determine, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. The Company also offers a variable life product that has an optional flexible guarantee against lapse where policyholders can select the guarantee period. A number of our currently offered variable life products offer a policy rider that allows death benefits to be accelerated to the policyholder during a chronic or terminal illness, under certain contractual requirements. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance. A meaningful portion of the Company's individual life insurance profits, however, is associated with our large in force block of variable life insurance policies.

Universal Life Insurance

The Company offers universal life insurance products that feature flexible premiums and a crediting rate that we determine, subject to certain contractual minimums. Guaranteed universal life products, which represent 7% of our net individual life insurance in force at March 31, 2016, provide a guarantee of death benefits to remain in force when a policy would otherwise lapse due to insufficient cash value. The Company also offers other universal life insurance products which represent 3% of our net individual life insurance in force at March 31, 2016. These include products that allow the policyholders to allocate all or a portion of their account balance into an index account. The index account provides interest or an interest component linked to, but not an investment in, S&P 500 index performance over the following year, subject to certain participation rates and contractual minimums and maximums. Most of our universal life products now offer a policy rider that allows death benefits to be accelerated to the policyholder during a chronic or terminal illness, under certain contractual requirements. Mortality and expense margins and net interest spread impact profits from universal life insurance.

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

DAC and Other Costs

DAC and other costs associated with the variable and universal life policies and the variable and fixed annuity contracts are generally amortized over the expected life of these policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and the cost related to our guaranteed minimum death benefits ("GMDB") and guaranteed minimum income benefits ("GMIB"). For variable annuities, gross profits and amortization rates also include the impacts of the embedded derivatives associated with certain of the living benefit features of our variable annuity contracts and related hedging activities. In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results and utilize these estimates to calculate amortization rates and expense amounts. In addition, in calculating gross profits, we include the profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial, Inc. ("Prudential Financial") (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 7 to the Unaudited Interim Consolidated Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. For a further discussion of the amortization of DAC and DSI, see “Results of Operations”.

The near-term future equity rate of return assumptions used in evaluating DAC and other costs for our domestic variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of March 31, 2016, our variable annuities and variable life insurance businesses assume an 8% long-term equity expected rate of return and a 6.3% near-term mean reversion equity rate of return.

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

For additional information on our policies for DAC and other costs and for the remaining critical accounting estimates listed above, see our Annual Report on Form 10-K for the year ended December 31, 2015, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Accounting Policies & Pronouncements-Application of Critical Accounting Estimates”.

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of newly adopted accounting pronouncements.

Changes in Financial Position

March 31, 2016 versus December 31, 2015

Total assets increased by $0.5 billion, from $15.6 billion at December 31, 2015 to $16.1 billion at March 31, 2016. Significant components were:

•
Separate account assets increased $271 million from $11,613 million at December 31, 2015 to $11,884 million at March 31, 2016, primarily driven by favorable fund performance and positive net flows from new business sales.

•
Reinsurance recoverables increased $155 million from $1,635 million at December 31, 2015 to $1,790 million at March 31, 2016. The increase was primarily driven by the reinsured liability for variable annuity living benefit embedded derivatives primarily resulting from an increase in the present value of future expected benefit payments driven by declining interest rates. Also, contributing to the increase was the impact of universal life business growth, which increased ceded reserves and ceded policyholders' account balances.

Total liabilities increased $0.4 billion, from $15.0 billion at December 31, 2015 to $15.4 billion at March 31, 2016. Significant components were:

•	Separate account liabilities increased $271 million corresponding to the increase in separate account assets described above.

•
Future policy benefits and other policyholder liabilities increased $199 million from $1,450 million at December 31, 2015 to $1,649 million at March 31, 2016, primarily driven by the mark-to-market of the liability for living benefit embedded derivatives, as described above, and higher reserves supporting an increase in GMDB reserves associated with universal life business.

Results of Operations

Loss from Operations before Taxes

2016 to 2015 Three Months Comparison.

Loss from operations before taxes increased $57 million from a loss of $2 million in the first quarter of 2015 to a loss of $59 million in the first quarter of 2016. Excluding the impacts of changes in the estimated profitability of the business, as discussed below, income from operations before income taxes decreased $21 million. The decrease was primarily related to the mark-to-market of our non-reinsured living benefit features, driven by declining rates.

The impacts of changes in estimated profitability of the business include adjustments to the amortization of DAC and other costs and to reserves, which resulted in a net charge of $55 million in the first quarter of 2016. The net charge primarily reflects the impact of NPR gains due to declining rates and widening spread, as well as unfavorable equity market performance. The net charge of $19 million in the first quarter of 2015 primarily reflects NPR gains due to widening spread and declining rates, partially offset by a net benefit reflecting favorable equity market performance which more than offset the impact of lower expected rates of return on fixed income investments within contractholder accounts and on future expected claims relative to our assumptions.

Revenues, Benefits and Expenses

2016 to 2015 Three Months Comparison

Revenues decreased $21 million, primarily driven by a $19 million increase in realized investment losses, reflecting an unfavorable variance in the mark-to-market of our non-reinsured living benefit features, as discussed above.

Benefits and expenses increased $36 million. Excluding the $36 million impacts of the amortization of DAC and other costs and to reserves for the GMDB and GMIB features, as discussed above, benefits and expenses remained relatively flat.

Income Taxes

The income tax provision amounted to a benefit of $15 million in the first quarter of 2016, compared to a benefit of $0.5 million in the first quarter of 2015. The increased benefit was primarily due to an increase in pre-tax losses.

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

As of March 31, 2016, the Company remains subject to examination in the U.S. for tax years 2007 through 2015.

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2015 and current year results, and was adjusted to take into account the current year’s equity market performance and expected business results. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

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

For tax years 2007 through 2016, the Company is participating in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions as they occur in order to reach agreement with the Company on how they should be reported in the relevant tax returns. If disagreements arise, accelerated resolution programs are available to resolve the disagreements in a timely manner before the tax returns are filed.

Liquidity and Capital Resources

This section supplements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of Prudential Financial, Prudential Insurance and the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our periodic planning process. We believe that cash flows from the sources of funds available to us are sufficient to satisfy the current liquidity requirements of Prudential Insurance, Prudential Financial and the Company, including under reasonably foreseeable stress scenarios. Prudential Financial has a capital management framework in place that governs the allocation of capital and approval of capital uses. Prudential Financial and the Company also employ a “Capital Protection Framework” to ensure the availability of capital resources to maintain adequate capitalization and competitive risk-based capital ("RBC") ratios under various stress scenarios.

Prudential Financial is a non-bank financial company (a "Designated Financial Company") under Dodd-Frank. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, resolution and recovery plans, credit exposure reporting, early remediation, management interlocks, and credit concentration. They may also include additional standards regarding enhanced public disclosure, short-term debt limits, and other related subjects. In addition, the Financial Stability Board ("FSB") has identified Prudential Financial as a global systemically important insurer (“G-SII”). For information on these actions and their potential impact on us, see “Business-Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit riders that were previously reinsured to Pruco Re and Pruco Life. In addition, the Company reinsured the variable annuity base contracts, along with the living benefit riders, to Prudential Insurance.

Capital

Our capital management framework is primarily based on statutory risk based capital measures. The RBC ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the National Association of Insurance Commissioners (“NAIC”). RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation; however, as of March 31, 2016 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

The regulatory capital level of the Company can be materially impacted by interest rate and equity market fluctuations, changes in the values of derivatives, the level of impairments recorded, credit quality migration of the investment portfolio, and business growth, among other items. In addition, the reinsurance of business or the recapture of business subject to reinsurance arrangements could negatively impact regulatory capital levels. The Company’s regulatory capital level is also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator.

Capital Protection Framework

Prudential Financial employs a “Capital Protection Framework” (the "Framework”) to ensure that sufficient capital resources are available to maintain adequate capitalization and competitive RBC ratios and solvency margins under various stress scenarios. The Framework incorporates the potential impacts from market related stresses, including equity markets, real estate, interest rates, and credit losses. The Framework addresses the potential capital consequences, under stress scenarios, of certain of these net risks and the strategies we use to mitigate them, including the following:

•
Equity market exposure affecting the statutory capital of the Company and Prudential Financial as a whole, which is managed through Prudential Financial's equity hedge program and on-balance sheet and contingent sources of capital; and

•
Activities of Prudential Financial's business segments, including those for which specific risk mitigation strategies have been implemented, such as the living benefits hedging program that covers certain risks associated with our variable annuity products. Effective April 1, 2016, the living benefits hedging program resides within Prudential Insurance.

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

Affiliated Captive Reinsurance Companies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Capital-Affiliated Captive Reinsurance Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of our use of captive reinsurance companies.

Effective April 1, 2016, we recaptured the risks related to our variable annuity living benefit riders that were previously reinsured to Pruco Re and Pruco Life.

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

Liquidity is measured against internally-developed benchmarks that take into account the characteristics of both the asset portfolio and the liabilities that they support. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures to evaluate our liquidity under various stress scenarios. We continue to believe that cash generated by ongoing operations and the liquidity profile of our assets provide sufficient liquidity under reasonably foreseeable stress scenarios.

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

Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity and public equity securities. As of March 31, 2016 and December 31, 2015 the Company had liquid assets of $1,389 million and $1,299 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $54 million and $161 million as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, $1,222 million, or 94%, of the fixed maturity investments in Company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $76 million, or 6%, of these fixed maturity investments were rated other than high or highest quality.

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

Affiliated captive reinsurance companies are used to finance the portion of the statutory reserves required to be held under Regulation XXX and Guideline AXXX that is considered non-economic. The financing arrangements involve term and universal life business we reinsure to our affiliated captive reinsurers. The surplus notes issued by those captives are treated as capital for statutory purposes. As of March 31, 2016, our affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to $8.85 billion of surplus notes in return for the receipt of credit-linked notes. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. As of March 31, 2016, an aggregate of $6.64 billion of surplus notes was outstanding under our Credit-Linked Note Structures, reflecting an increase of $140 million from December 31, 2015.

In addition, as of March 31, 2016, our affiliated captive reinsurance companies had outstanding an aggregate of $3.4 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $1.5 billion relates to Regulation XXX reserves and approximately $1.9 billion relates to Guideline AXXX reserves, and all of which was issued directly by or guaranteed by Prudential Financial. Under certain of the financing arrangements pursuant to which this debt was issued, Prudential Financial has agreed to make capital contributions to the applicable captive reinsurance company to reimburse it for investment losses or to maintain its capital above prescribed minimum levels. In addition, as of March 31, 2016, for purposes of financing Guideline AXXX reserves, our affiliated captives had outstanding approximately $4.0 billion of surplus notes that were issued to Prudential Financial in exchange for promissory notes of affiliates guaranteed by Prudential Financial.

In December 2014, the NAIC adopted a new actuarial guideline, known as “AG 48,” that governs the reinsurance of term and universal life insurance business to captives by prescribing requirements for the types of assets that may be held by captives to support the reserves. The requirements in AG 48 became effective on January 1, 2015, and apply in respect of term and universal life insurance policies written from and after January 1, 2015, or written prior to January 1, 2015 but not included in a captive reserve financing arrangement as of December 31, 2014. AG 48 requires our captive affiliates to hold cash and rated securities in greater amounts than they previously held to support economic reserves for certain of the term and universal life policies. While we continue to work with regulators and industry participants on potential long-term solutions, our affiliated captives have funded the additional requirement for 2015 using existing assets and believe our affiliated captives have sufficient affiliated resources to finance the additional asset requirement through 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of March 31, 2016, there have been no material changes in our economic exposure to market risk from December 31, 2015, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2015, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2015, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations. Subsequent to the quarterly period covered by this Form 10-Q, effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit riders that were previously reinsured to Pruco Re and Pruco Life. In addition, the Company reinsured the variable annuity base contracts, along with the living benefit riders, to Prudential Insurance. This reinsurance agreement covers new and in force business. The product risks related to the reinsured business are being managed in Prudential Insurance. In addition, the living benefit hedging program related to the reinsured living benefit riders will be managed within Prudential Insurance.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of March 31, 2016. Based on such evaluation, the Chief Executive Officer and

Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

See Note 6 to the Unaudited Interim Consolidated Financial Statements under “—Litigation and Regulatory Matters” for a description of material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, which is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

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
Date: May 12, 2016