Form 10-Q
period 2016-06-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2016-08-12
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION.
WASHINGTON, DC 20549
 ______________________________________
FORM 10-Q
 ______________________________________
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of August 12, 2016, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding. As of such date, Pruco Life Insurance Company, an Arizona corporation, owned all of the Registrant’s Common Stock.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Financial Position
June 30, 2016 and December 31, 2015 (in thousands, except share amounts)

	June 30,	December 31,
	2016	2015
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2016–$988,052; 2015–$1,087,582)	$1,056,664	$1,105,195
Equity securities, available-for-sale, at fair value (cost: 2016–$1,167; 2015–$18,275)	1,230	17,084
Trading account assets, at fair value	13,218	15,491
Policy loans	185,589	185,508
Short-term investments	18,001	715
Commercial mortgage and other loans	160,575	248,209
Other long-term investments	58,831	60,454
Total investments	1,494,108	1,632,656
Cash and cash equivalents	174,669	160,737
Deferred policy acquisition costs	121,848	468,743
Accrued investment income	15,054	16,644
Reinsurance recoverables	2,423,889	1,634,696
Receivables from parent and affiliates	36,121	35,689
Deferred sales inducements	0	63,043
Income taxes receivable	0	2,631
Other assets	29,264	6,413
Separate account assets	12,242,557	11,613,148
TOTAL ASSETS	$16,537,510	$15,634,400
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$1,813,347	$1,680,586
Future policy benefits	1,814,663	1,450,110
Cash collateral for loaned securities	27,695	3,030
Income taxes	21,789	0
Short-term debt to affiliates	0	24,000
Long-term debt to affiliates	0	92,000
Payables to parent and affiliates	7,714	8,441
Other liabilities	83,615	96,476
Separate account liabilities	12,242,557	11,613,148
TOTAL LIABILITIES	16,011,380	14,967,791
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)
EQUITY
Common stock ($5 par value; 400,000 shares authorized, issued and outstanding)	2,000	2,000
Additional paid-in capital	209,787	208,314
Retained earnings	266,400	444,514
Accumulated other comprehensive income	47,943	11,781
TOTAL EQUITY	526,130	666,609
TOTAL LIABILITIES AND EQUITY	$16,537,510	$15,634,400
See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2016 and 2015 (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUES
Premiums	$(42,904)	$4,263	$(39,239)	$7,283
Policy charges and fee income	1,390	51,195	52,354	103,872
Net investment income	14,750	17,349	33,362	33,855
Asset administration fees	2,004	10,630	10,101	20,867
Other income	16	923	1,468	2,348
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	0	(25)	0	(58)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	0	(10)	0	12
Other realized investment gains (losses), net	128,652	48,120	97,256	35,911
Total realized investment gains (losses), net	128,652	48,085	97,256	35,865
TOTAL REVENUES	103,908	132,445	155,302	204,090
BENEFITS AND EXPENSES
Policyholders’ benefits	(13,931)	12,327	(2,678)	21,616
Interest credited to policyholders’ account balances	7,513	8,991	28,607	23,296
Amortization of deferred policy acquisition costs	(8,733)	2,844	44,978	28,080
General, administrative and other expenses	(15,557)	26,922	8,706	52,140
TOTAL BENEFITS AND EXPENSES	(30,708)	51,084	79,613	125,132
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	134,616	81,361	75,689	78,958
Income tax expense (benefit)	27,648	17,053	12,753	16,583
NET INCOME (LOSS)	106,968	64,308	62,936	62,375
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(18)	30	19	(58)
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	23,632	(32,171)	55,099	(22,631)
Reclassification adjustment for (gains) losses included in net income (loss)	1,723	(1,223)	515	(1,679)
Net unrealized investment gains (losses)	25,355	(33,394)	55,614	(24,310)
Other comprehensive income (loss), before tax	25,337	(33,364)	55,633	(24,368)
Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	(6)	11	7	(20)
Net unrealized investment gains (losses)	8,875	(11,689)	19,464	(8,509)
Total	8,869	(11,678)	19,471	(8,529)
Other comprehensive income (loss), net of tax	16,468	(21,686)	36,162	(15,839)
COMPREHENSIVE INCOME (LOSS)	$123,436	$42,622	$99,098	$46,536

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Equity
Six Months Ended June 30, 2016 and 2015 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2015	$2,000	$208,314	$444,514	$11,781	$666,609
Contributed capital	0	1,300	0	0	1,300
Dividend to parent	0	0	(241,050)	0	(241,050)
Contributed (distributed) capital - parent/child asset transfers	0	173	0	0	173
Comprehensive income (loss):
Net income (loss)	0	0	62,936	0	62,936
Other comprehensive income (loss), net of tax	0	0	0	36,162	36,162
Total comprehensive income (loss)					99,098
Balance, June 30, 2016	$2,000	$209,787	$266,400	$47,943	$526,130

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2014	$2,000	$210,818	$368,450	$33,739	$615,007
Contributed (distributed) capital - parent/child asset transfers	0	(2,504)	0	0	(2,504)
Comprehensive income (loss):
Net income (loss)	0	0	62,375	0	62,375
Other comprehensive income (loss), net of tax	0	0	0	(15,839)	(15,839)
Total comprehensive income (loss)					46,536
Balance, June 30, 2015	$2,000	$208,314	$430,825	$17,900	$659,039

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Cash Flows
Six Months Ended June 30, 2016 and 2015 (in thousands)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$62,936	$62,375
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	21,398	6,432
Interest credited to policyholders’ account balances	28,607	23,296
Realized investment (gains) losses, net	(97,256)	(35,865)
Amortization and other non-cash items	(2,461)	(4,976)
Change in:
Future policy benefits	79,652	76,535
Reinsurance recoverables	(34,967)	(67,790)
Accrued investment income	1,590	(601)
Net payable to/receivable from parent and affiliates	(2,755)	1,794
Deferred policy acquisition costs	25,223	(1,145)
Income taxes	4,854	7,826
Deferred sales inducements	(163)	(435)
Derivatives, net	(355)	654
Other, net	14,184	(6,042)
Cash flows from (used in) operating activities	$100,487	$62,058
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$158,743	$58,181
Short-term investments	12,141	25,499
Policy loans	11,990	9,926
Ceded policy loans	(556)	(409)
Commercial mortgage and other loans	32,608	4,483
Other long-term investments	853	1,741
Equity securities, available-for-sale	11,122	0
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(334,125)	(155,428)
Short-term investments	(29,419)	(58,098)
Policy loans	(10,443)	(9,733)
Ceded policy loans	1,741	1,318
Commercial mortgage and other loans	(4,195)	(178)
Other long-term investments	(688)	(752)
Equity securities, available-for-sale	(2,000)	(2,005)
Trading account assets	0	(6,371)
Notes receivable from parent and affiliates, net	1,582	1,990
Derivatives, net	598	297
Other, net	0	(18)
Cash flows from (used in) investing activities	$(150,048)	$(129,557)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	$222,224	$174,514
Ceded policyholders’ account deposits	(80,111)	(63,337)

Policyholders’ account withdrawals	(103,428)	(83,246)
Ceded policyholders’ account withdrawals	2,085	2,324
Net change in cash collateral for loaned securities	24,665	2,158
Contributed capital	1,300	0
Contributed (distributed) capital - parent/child asset transfers	267	(3,852)
Drafts outstanding	(3,509)	(2,778)
Cash flows from (used in) financing activities	$63,493	$25,783
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,932	(41,716)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	160,737	100,919
CASH AND CASH EQUIVALENTS, END OF PERIOD	$174,669	$59,203

Significant Non-Cash Transactions

Cash Flows from Investing and Financing Activities for the six months ended June 30, 2016 excludes certain non-cash transactions related to the Variable Annuities Recapture. See Note 1 for additional information.

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

PLNJ has one subsidiary, formed in 2009 for the purpose of holding certain commercial loans and other investments. PLNJ and its subsidiary are together referred to as the "Company”, "we" or "our" and all financial information is shown on a consolidated basis.

Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to its affiliated companies, Pruco Reinsurance, Ltd. ("Pruco Re") and Pruco Life. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit riders that were previously reinsured to Pruco Re and Pruco Life. In addition, the Company reinsured the variable annuity base contracts, along with the living benefit riders, to Prudential Insurance under a coinsurance and modified coinsurance agreement. This reinsurance agreement covers new and in force business. The product risks related to the reinsured business are being managed in Prudential Insurance. In addition, the living benefit hedging program related to the reinsured living benefit riders is being managed within Prudential Insurance. These series of transactions are collectively referred to as the "Variable Annuities Recapture."

The financial statement impacts of these transactions were as follows:

Effected Financial Statement Lines Only
Interim Statement of Financial Position

	Balance as of March 31, 2016	Impacts of Recapture	Impacts of Reinsurance	Total
	(in millions)
ASSETS
Total investments(1)	$1,809	$350	$(703)	$1,456
Cash and cash equivalents	49	1	54	104
Deferred policy acquisition costs	426	0	(315)	111
Reinsurance recoverables	1,790	(488)	909	2,211
Deferred sales inducements	51	0	(51)	0
Other assets	8	0	23	31
Income taxes	17	28	0	45
TOTAL ASSETS	16,086	(109)	(83)	15,894
LIABILITIES AND EQUITY
LIABILITIES
Income taxes	$0	$0	$55	$55
Short-term and long-term debt to affiliates(2)	116	0	(116)	0
Other liabilities	77	0	0	77
TOTAL LIABILITIES	15,443	0	(61)	15,382
EQUITY
Retained Earnings(3)	401	(109)	(28)	264
Accumulated other comprehensive income	31	0	6	37
TOTAL EQUITY	644	(109)	(22)	513
TOTAL LIABILITIES AND EQUITY	16,086	(109)	(83)	15,894

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Significant Non-Cash Transactions

(1)
The decline in total investments includes non-cash activities of $0.7 billion for asset transfers to Prudential Insurance related to the reinsurance transaction, partially offset by $0.4 billion of assets received related to the recapture transaction with Pruco Re.

(2)	The Company recognized ceding commissions of $0.4 billion, of which $0.1 billion was in the form of reassignment of debt to Prudential Insurance.

(3)	Retained earnings includes dividends of $0.2 billion to Pruco Life, and ultimately distributed to Prudential Financial as part of the Variable Annuities Recapture.

Interim Statement of Operations and Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2016

	Impacts of Recapture	Impacts of Reinsurance	Total Impacts
	(in millions)
REVENUES
Premiums	$0	$(48)	$(48)
Realized investment gains (losses), net	(137)	268	131
TOTAL REVENUES	(137)	220	83
BENEFITS AND EXPENSES
Policyholders' benefits	0	(26)	(26)
General, administrative and other expenses	0	(23)	(23)
TOTAL BENEFITS AND EXPENSES	0	(49)	(49)
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(137)	269	132
Income tax expenses (benefit)	(28)	55	27
NET INCOME (LOSS)	$(109)	$214	$105

Affiliated Asset Transfers

Affiliate	Period	Transaction	Security Type	Fair Value	Book Value	APIC Increase/(Decrease)	Realized Investment Gain/(Loss), Net	Derivative Gain/(Loss)
				(in millions)
Pruco Re	Apr - June 2016	Purchase	Derivatives	$350	$350	$0	$0	$0
Prudential Insurance	Apr - June 2016	Sale	Fixed Maturity, Trading Account Assets, Equity Security, Commercial Mortgages and Derivatives	$(717)	$(703)	$15	$0	$0

As part of the recapture transaction, the Company received invested assets of $0.4 billion as consideration from Pruco Re, which is equivalent to the amount of statutory reserve credit taken as of March 31, 2016 and unwound the associated reinsurance recoverable of $0.5 billion. As a result, the Company recognized a loss of $0.1 billion immediately.

As part of the reinsurance transaction, the Company transferred invested assets of $0.7 billion to Prudential Insurance and established reinsurance recoverables of $1 billion. In addition, the Company received ceding commissions of $0.4 billion from Prudential Insurance, of which $0.1 billion were in the form of reassignment of debt to Prudential Insurance. Also, the Company unwound its deferred policy acquisition costs ("DAC") and deferred sales inducements ("DSI") balances as of March 31, 2016, which was equivalent to the ceding commission. For the reinsurance of the variable annuity base contracts, the Company recognized a loss of $23 million, which was deferred through General, administrative and other expenses. For the reinsurance of the living benefit riders, the Company recognized a benefit of $0.3 billion immediately since they are accounted for as free-standing derivatives.

The Company also paid a dividend of $0.2 billion to Pruco Life, and ultimately distributed to Prudential Financial.

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

In June 2014, the FASB issued updated guidance (ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures) that requires repurchase-to-maturity transactions to be accounted for as secured borrowings and eliminates existing guidance for repurchase financings. The guidance also requires new disclosures for certain transactions accounted for as secured borrowings and for transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets. Accounting changes and new disclosures for transfers accounted for as sales under the new guidance were effective for the first interim or annual period beginning after December 15, 2014 and did not have a significant effect on the Company's consolidated financial position, results of operations or financial statement disclosures. Disclosures for certain transactions accounted for as secured borrowings were effective for interim periods beginning after March 15, 2015 and are included in Note 3. The Company applied the modified retrospective method of adoption.

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

In June 2016, the FASB issued guidance (ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments) that provides a new current expected credit loss model to account for credit losses on certain financial assets and off-balance sheet exposures (e.g., loans held for investment, debt securities held to maturity, reinsurance receivables, net investments in leases and loan commitments). The model requires an entity to estimate lifetime credit losses related to such financial assets and exposures based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The guidance also modifies the current other-than-temporary impairment guidance for available-for-sale debt securities to require the use of an allowance rather than a direct write down of the investment, and replaces existing guidance for purchased credit deteriorated loans and debt securities. The new guidance is effective for financial statements issued by public entities for annual reporting periods beginning after December 15, 2019, and for interim periods within those annual periods. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$19,211	$3,036	$0	$22,247	$0
Obligations of U.S. states and their political subdivisions	95,657	9,752	0	105,409	0
Foreign government bonds	22,806	430	183	23,053	0
Public utilities	136,048	12,963	38	148,973	0
All other U.S. public corporate securities	303,032	31,762	486	334,308	(45)
All other U.S. private corporate securities	143,333	5,338	1,216	147,455	0
All other foreign public corporate securities	32,818	1,753	1,101	33,470	0
All other foreign private corporate securities	121,306	2,818	2,034	122,090	0
Asset-backed securities(1)	36,241	204	638	35,807	(60)
Commercial mortgage-backed securities	65,362	4,768	2	70,128	0
Residential mortgage-backed securities(2)	12,238	1,492	6	13,724	(118)
Total fixed maturities, available-for-sale	$988,052	$74,316	$5,704	$1,056,664	$(223)
Equity securities, available-for-sale
Common stocks:
Mutual funds	$1,167	$64	$1	$1,230
Non-redeemable preferred stocks	0	0	0	0
Total equity securities, available-for-sale	$1,167	$64	$1	$1,230

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of OTTI losses in Accumulated Other Comprehensive Income ("AOCI"), which were not included in earnings. Amount excludes $0.4 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

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

The amortized cost and fair value of fixed maturities by contractual maturities at June 30, 2016, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$67,533	$67,695
Due after one year through five years	148,873	157,594
Due after five years through ten years	211,849	220,261
Due after ten years	445,956	491,455
Asset-backed securities	36,241	35,807
Commercial mortgage-backed securities	65,362	70,128
Residential mortgage-backed securities	12,238	13,724
Total	$988,052	$1,056,664

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table depicts the sources of fixed maturity and equity security proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$3,914	$828	$112,494	$1,266
Proceeds from maturities/repayments	18,192	24,145	46,249	56,856
Gross investment gains from sales, prepayments and maturities	(762)	1,238	446	1,706
Gross investment losses from sales and maturities	(6)	0	(6)	0
Equity securities, available-for-sale
Proceeds from sales	$11,117	$0	$11,122	$0
Gross investment gains from sales	7	0	7	0
Gross investment losses from sales	(961)	0	(961)	0
Fixed maturity and equity security impairments
Net writedowns for OTTI losses on fixed maturities recognized in earnings(1)	$0	$(14)	$0	$(27)
Writedowns for impairments on equity securities	0	0	0	0

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

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
	(in thousands)
Balance, beginning of period	$646	$651
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(23)	(35)
Additional credit loss impairments recognized in the current period on securities previously impaired	0	0
Increases due to the passage of time on previously recorded credit losses	8	15
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	0	0
Assets transferred to parent and affiliates	(52)	(52)
Balance, end of period	$579	$579

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
	(in thousands)
Balance, beginning of period	$664	$663
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(10)	(19)
Additional credit loss impairments recognized in the current period on securities previously impaired	15	27
Increases due to the passage of time on previously recorded credit losses	5	7
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(5)	(9)
Balance, end of period	$669	$669

Trading Account Assets

The following table sets forth the composition of “Trading account assets” as of the dates indicated:

	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities	$7,446	$6,321	$10,000	$8,441
Equity securities	4,959	6,897	5,999	7,050
Total trading account assets	$12,405	$13,218	$15,999	$15,491

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income,” was $(0.7) million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively, and $1.3 million and $0.9 million for the six months ended June 30, 2016 and 2015, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	June 30, 2016		December 31, 2015
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$56,159	34.9%	$79,481	33.1%
Retail	31,423	19.5	62,881	26.2
Industrial	18,887	11.8	25,059	10.4
Office	16,414	10.2	21,058	8.8
Other	13,441	8.4	17,803	7.4
Hospitality	17,051	10.6	23,176	9.6
Total commercial mortgage loans	153,375	95.4	229,458	95.5
Agricultural property loans	7,382	4.6	10,769	4.5
Total commercial mortgage and agricultural property loans by property type	160,757	100.0%	240,227	100.0%
Valuation allowance	(182)		(428)
Total net commercial mortgage and agricultural property loans by property type	160,575		239,799
Other Loans
Uncollateralized loans	0		8,410
Valuation allowance	0		0
Total other loans	0		8,410
Total commercial mortgage and other loans	$160,575		$248,209

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States (with the largest concentrations in Illinois (19%), Texas (18%) and New York (11%)) and include loans secured by properties in Europe at June 30, 2016.

Activity in the allowance for credit losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	June 30, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Uncollateralized Loans	Total
	(in thousands)
Allowance for credit losses, beginning of year	$425	$3	$0	$428
Addition to (release of) allowance for losses	(245)	(1)	0	(246)
Charge-offs, net of recoveries	0	0	0	0
Total ending balance	$180	$2	$0	$182

	December 31, 2015
	Commercial Mortgage Loans	Agricultural Property Loans	Uncollateralized Loans	Total
	(in thousands)
Allowance for credit losses, beginning of year	$767	$4	$0	$771
Addition to (release of) allowance for losses	(342)	(1)	0	(343)
Charge-offs, net of recoveries	0	0	0	0
Total ending balance	$425	$3	$0	$428

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	June 30, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Uncollateralized Loans	Total
	(in thousands)
Allowance for Credit Losses:
Individually evaluated for impairment	$0	$0	$0	$0
Collectively evaluated for impairment	180	2	0	182
Loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance	$180	$2	$0	$182

Recorded Investment(1):
Gross of reserves: individually evaluated for impairment	$0	$0	$0	$0
Gross of reserves: collectively evaluated for impairment	153,375	7,382	0	160,757
Gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance, gross of reserves	$153,375	$7,382	$0	$160,757

(1)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2015
	Commercial Mortgage Loans	Agricultural Property Loans	Uncollateralized Loans	Total
	(in thousands)
Allowance for Credit Losses:
Individually evaluated for impairment	$0	$0	$0	$0
Collectively evaluated for impairment	425	3	0	428
Loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance	$425	$3	$0	$428

Recorded Investment(1):
Gross of reserves: individually evaluated for impairment	$0	$0	$0	$0
Gross of reserves: collectively evaluated for impairment	229,458	10,769	8,410	248,637
Gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance, gross of reserves	$229,458	$10,769	$8,410	$248,637

(1)	Recorded investment reflects the carrying value gross of related allowance.

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

	June 30, 2016
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

The following tables set forth certain key credit quality indicators based upon the recorded investment gross of allowance for credit losses as of the dates indicated:

	Debt Service Coverage Ratio - June 30, 2016
	Greater than 1.2X	1.0X to < 1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$107,886	$1,372	$0	$109,258
60%-69.99%	39,461	1,375	0	40,836
70%-79.99%	6,447	2,002	0	8,449
Greater than 80%	0	2,214	0	2,214
Total commercial mortgage and agricultural property loans	$153,794	$6,963	$0	$160,757

	Debt Service Coverage Ratio - December 31, 2015
	Greater than 1.2X	1.0X to < 1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$158,983	$1,993	$0	$160,976
60%-69.99%	60,849	0	0	60,849
70%-79.99%	11,312	2,687	0	13,999
Greater than 80%	0	2,938	1,465	4,403
Total commercial mortgage and agricultural property loans	$231,144	$7,618	$1,465	$240,227

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables provide an aging of past due commercial mortgage and other loans as of the dates indicated, based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage loans on nonaccrual status as of the dates indicated.

	June 30, 2016
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Commercial Mortgage and Other Loans	NonAccrual Status
	(in thousands)
Commercial mortgage loans	$153,375	$0	$0	$0	$153,375	$0
Agricultural property loans	7,382	0	0	0	7,382	0
Uncollateralized loans	0	0	0	0	0	0
Total	$160,757	$0	$0	$0	$160,757	$0

	December 31, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Commercial Mortgage and Other Loans	NonAccrual Status
	(in thousands)
Commercial mortgage loans	$229,458	$0	$0	$0	$229,458	$0
Agricultural property loans	10,769	0	0	0	10,769	0
Uncollateralized loans	8,410	0	0	0	8,410	0
Total	$248,637	$0	$0	$0	$248,637	$0

See Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion regarding nonaccrual status loans.

For the three and six months ended June 30, 2016 and 2015, there were no commercial mortgage and other loans acquired, other than those through direct origination, nor were there any commercial mortgage and other loans sold. For the three and six months ended June 30, 2016, the Company transferred $51 million of commercial mortgage and other loans to related parties. See Note 1 for additional information.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both June 30, 2016 and December 31, 2015, the Company had no significant commitments to borrowers that have been involved in a troubled debt restructuring. For the three and six months ended June 30, 2016 and 2015, there were no new troubled debt restructurings related to commercial mortgage and other loans and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the twelve months preceding. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

As of both June 30, 2016 and December 31, 2015, the Company did not have any foreclosed residential real estate property.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

Net investment income for the three and six months ended June 30, 2016 and 2015, was from the following sources:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Fixed maturities, available-for-sale	$10,555	$11,491	$24,796	$21,749
Trading account assets	181	244	420	372
Commercial mortgage and other loans	1,659	3,259	4,621	6,468
Policy loans	2,598	2,575	5,174	5,105
Short-term investments and cash equivalents	259	9	383	70
Other long-term investments	409	677	(161)	1,882
Gross investment income	15,661	18,255	35,233	35,646
Less: investment expenses	(911)	(906)	(1,871)	(1,791)
Net investment income	$14,750	$17,349	$33,362	$33,855

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and six months ended June 30, 2016 and 2015, were from the following sources:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Fixed maturities	$(768)	$1,224	$440	$1,679
Equity securities	(954)	0	(954)	0
Commercial mortgage and other loans	73	35	246	268
Short-term investments and cash equivalents	0	0	3	0
Joint ventures and limited partnerships	79	126	95	165
Derivatives	130,222	46,700	97,426	33,753
Realized investment gains (losses), net	$128,652	$48,085	$97,256	$35,865

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the six months ended June 30, 2016 and 2015, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2015	$(69)	$11,850	$11,781
Change in OCI before reclassifications	19	55,099	55,118
Amounts reclassified from AOCI	0	515	515
Income tax benefit (expense)	(7)	(19,464)	(19,471)
Balance, June 30, 2016	$(57)	$48,000	$47,943

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2014	$(13)	$33,752	$33,739
Change in OCI before reclassifications	(58)	(22,631)	(22,689)
Amounts reclassified from AOCI	0	(1,679)	(1,679)
Income tax benefit (expense)	20	8,509	8,529
Balance, June 30, 2015	$(51)	$17,951	$17,900

(1)
Includes cash flow hedges of $4.4 million and $5.7 million as of June 30, 2016 and December 31, 2015, respectively, and $2.6 million and $0.2 million as of June 30, 2015 and December 31, 2014, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/ Interest rate (3)	$432	$1,139
Net unrealized investment gains (losses) on available-for-sale securities (4)	(2,155)	(1,654)
Total net unrealized investment gains (losses)	(1,723)	(515)
Total reclassifications for the period	$(1,723)	$(515)

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/ Interest rate (3)	$(133)	$141
Net unrealized investment gains (losses) on available-for-sale securities (4)	1,356	1,538
Total net unrealized investment gains (losses)	1,223	1,679
Total reclassifications for the period	$1,223	$1,679

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/ benefits reclassified out of AOCI. Negative amounts indicate losses/ costs reclassified out of AOCI.

(3)	See Note 5 for additional information on cash flow hedges.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders' Account Balances(1)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2015	$211	$193	$140	$(191)	$353
Net investment gains (losses) on investments arising during the period	(34)	0	0	12	(22)
Reclassification adjustment for (gains) losses included in net income	(35)	0	0	12	(23)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(333)	0	117	(216)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	0	0	1	0	1
Balance, June 30, 2016	$142	$(140)	$141	$(50)	$93

(1)	Balances are net of reinsurance.

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders' Account Balances(2)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2015	$22,795	$(5,666)	$557	$(6,189)	$11,497
Net investment gains (losses) on investments arising during the period	50,311	0	0	(17,608)	32,703
Reclassification adjustment for (gains) losses included in net income	550	0	0	(193)	357
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(931)	0	326	(605)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	0	0	6,085	(2,130)	3,955
Balance, June 30, 2016	$73,656	$(6,597)	$6,642	$(25,794)	$47,907

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.

(2)	Balances are net of reinsurance.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments by Asset Class

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	June 30,	December 31,
	2016	2015
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$142	$211
Fixed maturity securities, available-for-sale - all other	68,470	17,402
Equity securities, available-for-sale	63	(1,191)
Derivatives designated as cash flow hedges (1)	4,351	5,651
Other investments	772	933
Net unrealized gains (losses) on investments	$73,798	$23,006

(1)	See Note 5 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2016
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$0	$0	$0
Obligations of U.S. states and their political subdivisions	0	0	0	0	0	0
Foreign government bonds	2,788	3	1,843	180	4,631	183
Public utilities	187	12	5,579	26	5,766	38
All other U.S. public corporate securities	5,268	81	5,927	405	11,195	486
All other U.S. private corporate securities	13,481	955	9,630	261	23,111	1,216
All other foreign public corporate securities	0	0	3,336	1,101	3,336	1,101
All other foreign private corporate securities	12,079	574	19,228	1,460	31,307	2,034
Asset-backed securities	18,435	504	14,912	134	33,347	638
Commercial mortgage-backed securities	0	0	400	2	400	2
Residential mortgage-backed securities	242	6	0	0	242	6
Total	$52,480	$2,135	$60,855	$3,569	$113,335	$5,704
Equity securities, available-for-sale	$0	$0	$24	$1	$24	$1

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$0	$0	$0
Obligations of U.S. states and their political subdivisions	10,312	409	0	0	10,312	409
Foreign government bonds	3,079	271	1,813	851	4,892	1,122
Public utilities	58,351	2,374	0	0	58,351	2,374
All other U.S. public corporate securities	76,154	4,478	7,342	828	83,496	5,306
All other U.S. private corporate securities	52,647	3,458	0	0	52,647	3,458
All other foreign public corporate securities	8,252	835	1,295	524	9,547	1,359
All other foreign private corporate securities	41,343	2,712	26,304	3,917	67,647	6,629
Asset-backed securities	18,052	141	10,672	117	28,724	258
Commercial mortgage-backed securities	12,059	35	398	6	12,457	41
Residential mortgage-backed securities	361	7	0	0	361	7
Total	$280,610	$14,720	$47,824	$6,243	$328,434	$20,963
Equity securities, available-for-sale	$12,145	$931	$3,712	$288	$15,857	$1,219

The gross unrealized losses on fixed maturity securities as of June 30, 2016 and December 31, 2015 were composed of $4.3 million and $16.8 million, respectively, related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $1.4 million and $4.2 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of June 30, 2016, the $3.6 million of gross unrealized losses of twelve months or more were concentrated in the energy, capital goods and finance sectors of the Company's corporate securities. As of December 31, 2015, the $6.2 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical, capital goods and finance sectors of the Company’s corporate securities. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, the Company concluded that an adjustment to earnings for OTTI for these securities was not warranted at June 30, 2016 or December 31, 2015. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to general credit spread widening and foreign currency exchange rate movements. As of June 30, 2016, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

As of both June 30, 2016 and December 31, 2015, none of the gross unrealized losses related to equity securities represented declines in value of greater than 20%. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, the Company concluded that an adjustment for OTTI for these equity securities was not warranted at June 30, 2016 or December 31, 2015.

Securities Lending and Repurchase Agreements

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of June 30, 2016, the Company had $28 million of securities lending transactions recorded as "Cash collateral for loaned securities," all of which were corporate securities. As of December 31, 2015, the Company had $3 million of securities lending transactions recorded as "Cash collateral for loaned securities," all of which were corporate securities. The remaining contractual maturity of all securities lending transactions is overnight and continuous. As of June 30, 2016 and December 31, 2015, the Company had no repurchase transactions.

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

	June 30, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$22,247	$0	$0	$22,247
Obligations of U.S. states and their political subdivisions	0	105,409	0	0	105,409
Foreign government bonds	0	23,053	0	0	23,053
U.S. corporate public securities	0	432,894	0	0	432,894
U.S. corporate private securities	0	186,200	9,756	0	195,956
Foreign corporate public securities	0	33,470	0	0	33,470
Foreign corporate private securities	0	121,515	2,461	0	123,976
Asset-backed securities	0	25,398	10,409	0	35,807
Commercial mortgage-backed securities	0	70,128	0	0	70,128
Residential mortgage-backed securities	0	13,724	0	0	13,724
Sub-total	0	1,034,038	22,626	0	1,056,664
Trading account assets:
Corporate securities	0	6,321	0	0	6,321
Equity securities	0	0	6,897	0	6,897
Sub-total	0	6,321	6,897	0	13,218
Equity securities, available-for-sale	0	1,230	0	0	1,230
Short-term investments	14,007	3,994	0	0	18,001
Cash and cash equivalents	2,778	137,163	0	0	139,941
Other long-term investments	0	17,639	0	(805)	16,834
Reinsurance recoverables	0	0	757,897	0	757,897
Receivables from parent and affiliates	0	10,324	555	0	10,879
Sub-total excluding separate account assets	16,785	1,210,709	787,975	(805)	2,014,664
Separate account assets(2)	0	12,235,373	0	0	12,235,373
Total assets	$16,785	$13,446,082	$787,975	$(805)	$14,250,037
Future policy benefits(3)	$0	$0	$757,897	$0	$757,897
Payables to parent and affiliates	0	915	0	(915)	0
Total liabilities	$0	$915	$757,897	$(915)	$757,897

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$26,592	$0	$0	$26,592
Obligations of U.S. states and their political subdivisions	0	131,373	0	0	131,373
Foreign government bonds	0	7,118	0	0	7,118
U.S. corporate public securities	0	401,754	0	0	401,754
U.S. corporate private securities	0	204,659	9,781	0	214,440
Foreign corporate public securities	0	29,580	0	0	29,580
Foreign corporate private securities	0	154,191	8,028	0	162,219
Asset-backed securities	0	23,100	25,146	0	48,246
Commercial mortgage-backed securities	0	64,440	0	0	64,440
Residential mortgage-backed securities	0	19,433	0	0	19,433
Sub-total	0	1,062,240	42,955	0	1,105,195
Trading account assets:
Corporate securities	0	8,441	0	0	8,441
Equity securities	0	0	7,050	0	7,050
Sub-total	0	8,441	7,050	0	15,491
Equity securities, available-for-sale	0	17,084	0	0	17,084
Short-term investments	715	0	0	0	715
Cash and cash equivalents	30,998	31,982	0	0	62,980
Other long-term investments(4)	0	16,245	0	(364)	15,881
Reinsurance recoverables	0	0	356,337	0	356,337
Receivables from parent and affiliates	0	8,966	3,511	0	12,477
Sub-total excluding separate account assets	31,713	1,144,958	409,853	(364)	1,586,160
Separate account assets(2)(4)	0	11,605,964	0	0	11,605,964
Total assets	$31,713	$12,750,922	$409,853	$(364)	$13,192,124
Future policy benefits(3)	$0	$0	$449,073	$0	$449,073
Payables to parent and affiliates	0	364	0	(364)	0
Total liabilities	$0	$364	$449,073	$(364)	$449,073

(1)
“Netting” amounts represent cash collateral of $(0.1) million as of June 30, 2016. There was no cash collateral as of December 31, 2015. Netting amounts also represent the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

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

(3)
As of June 30, 2016, the net embedded derivative liability position of $758 million includes $102 million of embedded derivatives in an asset position and $860 million of embedded derivatives in a liability position. As of December 31, 2015, the net embedded derivative liability position of $449 million includes $76 million of embedded derivatives in an asset position and $525 million of embedded derivatives in a liability position.

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of June 30, 2016 and December 31, 2015, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

The majority of the Company’s derivative positions are traded in the OTC derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models that utilize actively quoted or observable market input values from external market data providers, third-party pricing vendors and/or recent trading activity. The Company’s

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

policy is to use mid-market pricing in determining its best estimate of fair value. The fair values of most OTC derivatives, including interest rate, cross-currency swaps, currency forward contracts and single name credit default swaps are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key inputs include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, NPR, volatility and other factors.

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

As discussed in Note 2, the Company adopted ASU 2015-07, effective January 1, 2016, which resulted in the exclusion of certain "Other long-term investments" from the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been revised to conform to the current period presentation. At both June 30, 2016 and December 31, 2015, the fair values of these investments, which include certain hedge funds, private equity funds and other funds were $0.2 million, which had been previously classified in Level 3 at December 31, 2015.

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

As discussed in Note 2, the Company adopted ASU 2015-07, effective January 1, 2016, which resulted in the exclusion of certain separate account investments from the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been revised to conform to the current period presentation. At both June 30, 2016 and December 31, 2015, the fair values of separate account assets excluded from the fair value hierarchy, which include investments in real estate and other invested assets, were $7.2 million, which had been previously classified in Level 3 at December 31, 2015.

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

Transfers between Levels 1 and 2 – Transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s separate account. During the three and six months ended June 30, 2016 and 2015, there were no transfers between Levels 1 and 2.

Level 3 Assets and Liabilities by Price Source – The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	June 30, 2016
	Internal(1)	External(2)	Total
	(in thousands)
Corporate securities(3)	$12,217	$0	$12,217
Asset-backed securities(4)	38	10,371	10,409
Equity securities	1,753	5,144	6,897
Reinsurance recoverables	757,897	0	757,897
Receivables from parent and affiliates	0	555	555
Total assets	$771,905	$16,070	$787,975
Future policy benefits	$757,897	$0	$757,897
Total liabilities	$757,897	$0	$757,897

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015(5)
	Internal(1)	External(2)	Total
	(in thousands)
Corporate securities(3)	$17,809	$0	$17,809
Asset-backed securities(4)	66	25,080	25,146
Equity securities	0	7,050	7,050
Reinsurance recoverables	356,337	0	356,337
Receivables from parent and affiliates	0	3,511	3,511
Total assets	$374,212	$35,641	$409,853
Future policy benefits	$449,073	$0	$449,073
Total liabilities	$449,073	$0	$449,073

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

	June 30, 2016
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(8)	$12,217	Discounted cash flow	Discount rate	5.43%	8.76%	6.97%	Decrease
Reinsurance recoverables	$757,897	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits(2)	$757,897	Discounted cash flow	Lapse rate(3)	0%	13%		Decrease
			NPR spread(4)	0.41%	1.76%		Decrease
			Utilization rate(5)	52%	96%		Increase
			Withdrawal rate			See table footnote (6) below
			Mortality rate(7)	0%	14%		Decrease
			Equity volatility curve	17%	25%		Increase

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(8)	$17,809	Discounted cash flow	Discount rate	5.76%	7.98%	6.71%	Decrease
Reinsurance recoverables	$356,337	Fair values are determined in the same manner as future policy benefits.
Liabilities:
Future policy benefits(2)	$449,073	Discounted cash flow	Lapse rate(3)	0%	14%		Decrease
			NPR spread(4)	0.06%	1.76%		Decrease
			Utilization rate(5)	56%	96%		Increase
			Withdrawal rate(6)	74%	100%		Increase
			Mortality rate(7)	0%	14%		Decrease
			Equity volatility curve	17%	28%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.

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

(6)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions may vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of June 30, 2016, the minimum withdrawal assumption rate is 78% and the maximum withdrawal assumption rate may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

The Company has also established policies and guidelines that require the establishment of valuation methodologies and consistent application of such methodologies. These policies and guidelines govern the use of inputs and price source hierarchies and provide controls around the valuation processes. These controls include appropriate review and analysis of investment prices against market activity or indicators of reasonableness, analysis of portfolio returns to corresponding benchmark returns, back-testing, review of bid-ask spreads to assess activity, approval of price source changes, price overrides, methodology changes and classification of fair value hierarchy levels. For living benefit features of the Company’s variable annuity products, the actuarial valuation unit periodically tests contract input data and actuarial assumptions are reviewed at least annually and updated based upon emerging experience, future expectations and other data, including any observable market data. The valuation policies and guidelines are reviewed and updated as appropriate.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in Level 3 Assets and Liabilities – The following tables provide summaries of the changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods:

	Three Months Ended June 30, 2016
	Fixed Maturities Available-for-Sale
	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities	Trading Account Assets - Equity Securities
	(in thousands)
Fair value, beginning of period	$9,718	$5,485	$16,688	$8,961
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0
Asset management fees and other income	0	0	0	(624)
Included in other comprehensive income (loss)	76	169	64	0
Net investment income	6	0	2	0
Purchases	64	0	499	0
Sales	(86)	(1,471)	(2,693)	(1,440)
Issuances	0	0	0	0
Settlements	(22)	(1,722)	(20)	0
Transfers into Level 3(1)	0	0	0	0
Transfers out of Level 3(1)	0	0	(4,131)	0
Fair value, end of period	$9,756	$2,461	$10,409	$6,897
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$(624)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2016
	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$488,025	$569	$(617,153)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(6)	251,672	0	(122,543)
Asset management fees and other income	0	0	0
Included in other comprehensive income (loss)	0	(14)	0
Net investment income	0	0	0
Purchases	18,200	0	0
Sales	0	0	0
Issuances	0	0	(18,201)
Settlements	0	0	0
Transfers into Level 3(1)	0	0	0
Transfers out of Level 3(1)	0	0	0
Fair value, end of period	$757,897	$555	$(757,897)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$710,751	$0	$(125,929)
Asset management fees and other income	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2016
	Fixed Maturities Available-for-Sale
	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities	Trading Account Assets - Equity Securities
	(in thousands)
Fair value, beginning of period	$9,781	$8,028	$25,146	$7,050
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0
Asset management fees and other income	0	0	0	(327)
Included in other comprehensive income (loss)	140	(9)	(6)	0
Net investment income	5	0	9	0
Purchases	129	0	499	0
Sales	(86)	(1,471)	(2,693)	(1,440)
Issuances	0	0	0	0
Settlements	(213)	(5,129)	(28)	0
Transfers into Level 3(1)	0	1,042	1,941	0
Transfers out of Level 3(1)	0	0	(14,459)	0
Other(5)	0	0	0	1,614
Fair value, end of period	$9,756	$2,461	$10,409	$6,897
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$(327)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2016
	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$356,337	$3,511	$(449,073)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(6)	369,760	(6)	(273,272)
Asset management fees and other income	0	0	0
Included in other comprehensive income (loss)	0	16	0
Net investment income	0	0	0
Purchases	31,800	0	0
Sales	0	(994)	0
Issuances	0	0	(35,552)
Settlements	0	0	0
Transfers into Level 3(1)	0	0	0
Transfers out of Level 3(1)	0	(1,972)	0
Fair value, end of period	$757,897	$555	$(757,897)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$698,163	$0	$(277,247)
Asset management fees and other income	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2015(4)
	Fixed Maturities Available-For-Sale
	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities
	(in thousands)
Fair value, beginning of period	$527	$5,828	$3,745	$26,286
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	1	0
Asset management fees and other income	0	0	0	0
Included in other comprehensive income (loss)	1	66	(171)	35
Net investment income	(1)	0	1	(4)
Purchases	0	14	195	1,024
Sales	0	(1)	0	0
Issuances	0	0	0	0
Settlements	0	(15)	0	(2)
Transfers into Level 3(1)	0	0	0	2,710
Transfers out of Level 3(1)	(528)	0	0	(3,660)
Fair value, end of period	$(1)	$5,892	$3,771	$26,389
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$0
2

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2015(4)
	Trading Account Assets - Equity Securities	Equity Securities, Available-for-Sale	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$7,097	$96	$407,750	$5,531	$(513,016)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(215,568)	0	267,362
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	0	(6)	0	20	0
Net investment income	0	9	0	0	0
Purchases	0	0	12,816	0	0
Sales	0	0	0	0	0
Issuances	0	0	0	0	(15,848)
Settlements	0	0	0	0	0
Transfers into Level 3(1)	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	(3,998)	0
Fair value, end of period	$7,097	$99	$204,998	$1,553	$(261,502)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(213,350)	$0	$265,124
Asset management fees and other income	$0	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2015(4)
	Fixed Maturities Available-For-Sale
	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities
	(in thousands)
Fair value, beginning of period	$537	$5,818	$4,441	$10,092
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	62	0
Asset management fees and other income	0	0	0	0
Included in other comprehensive income (loss)	(7)	63	(378)	83
Net investment income	(3)	0	4	(9)
Purchases	0	27	351	17,232
Sales	0	(1)	(31)	0
Issuances	0	0	0	0
Settlements	0	(15)	(678)	(4)
Transfers into Level 3(1)	0	0	0	4,866
Transfers out of Level 3(1)	(528)	0	0	(5,871)
Fair value, end of period	$(1)	$5,892	$3,771	$26,389
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2015(4)
	Trading Account Assets - Equity Securities	Equity Securities, Available-for-Sale	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$0	$92	$339,982	$4,594	$(428,837)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(160,397)	0	198,662
Asset management fees and other income	1,098	0	0	0	0
Included in other comprehensive income (loss)	0	0	0	(36)	0
Net investment income	0	7	0	0	0
Purchases	0	0	25,413	0	0
Sales	0	0	0	0	0
Issuances	0	0	0	0	(31,327)
Settlements	0	0	0	0	0
Transfers into Level 3(1)	0	0	0	993	0
Transfers out of Level 3(1)	0	0	0	(3,998)	0
Other(3)	5,999	0	0	0	0
Fair value, end of period	$7,097	$99	$204,998	$1,553	$(261,502)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(156,582)	$0	$193,942
Asset management fees and other income	$0	$0	$0	$0	$0

(1)	Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfer occurs for any such assets still held at the end of the quarter.

(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(3)	Other primarily represents reclassifications of certain assets between reporting categories.

(4)	Prior period amounts have been reclassified to conform to current period presentation, including the adoption of ASU 2015-07.

(5)	Primarily related to private warrants reclassified from derivatives to trading securities.

(6)
Realized investment gains (losses) on Future Policy Benefits and Reinsurance Recoverables primarily represents the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts. Refer to Note 1 for impacts to Realized investments gains (losses) related to the Variable Annuities Recapture.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2016(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$169,977	$169,977	$160,575
Policy loans	0	0	185,589	185,589	185,589
Cash and cash equivalents	1,728	33,000	0	34,728	34,728
Accrued investment income	0	15,054	0	15,054	15,054
Receivables from parent and affiliates	0	25,242	0	25,242	25,242
Other assets	0	3,374	0	3,374	3,374
Total assets	$1,728	$76,670	$355,566	$433,964	$424,562
Liabilities:
Policyholders’ account balances - investment contracts	$0	$154,665	$42,988	$197,653	$197,814
Cash collateral for loaned securities	0	27,695	0	27,695	27,695
Short-term debt to affiliates	0	0	0	0	0
Long-term debt to affiliates	0	0	0	0	0
Payables to parent and affiliates	0	7,714	0	7,714	7,714
Other liabilities	0	33,379	0	33,379	33,379
Total liabilities	$0	$223,453	$42,988	$266,441	$266,602

	December 31, 2015(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$8,540	$245,041	$253,581	$248,209
Policy loans	0	0	185,508	185,508	185,508
Cash and cash equivalents	1,158	96,599	0	97,757	97,757
Accrued investment income	0	16,644	0	16,644	16,644
Receivables from parent and affiliates	0	23,212	0	23,212	23,212
Other assets	0	2,664	0	2,664	2,664
Total assets	$1,158	$147,659	$430,549	$579,366	$573,994
Liabilities:
Policyholders’ account balances - investment contracts	$0	$145,502	$41,262	$186,764	$187,827
Cash collateral for loaned securities	0	3,030	0	3,030	3,030
Short-term debt to affiliates	0	24,188	0	24,188	24,000
Long-term debt to affiliates	0	92,470	0	92,470	92,000
Payables to parent and affiliates	0	8,441	0	8,441	8,441
Other liabilities	0	39,009	0	39,009	39,009
Total liabilities	$0	$312,640	$41,262	$353,902	$354,307

(1)
As discussed in Note 2, the Company adopted ASU 2015-07, effective January 1, 2016, which resulted in the exclusion of certain other long-term investments from the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been revised to conform to the current period presentation. At June 30, 2016 and December 31, 2015, the fair values of these cost method investments were $1.6 million and $1.4 million,

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

respectively, which had been previously classified in Level 3 at December 31, 2015. The carrying values of these investments were $1.6 million and $1.3 million as of June 30, 2016 and December 31, 2015, respectively.

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

Credit Contracts

Credit derivatives are used by the Company to enhance the return on the Company’s investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments. With credit derivatives the Company sells credit protection on a single name reference, or certain index reference, and in return receives a quarterly premium. With credit default derivatives, this premium or credit spread generally corresponds to the difference between the yield on the referenced name’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed. If there is an event of default by the referenced name, as defined by the agreement, then the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced defaulted security or similar security or pay the referenced amount less the auction recovery rate. See "Credit Derivatives" below for a discussion of guarantees related to credit derivatives written. In addition to selling credit protection, the Company may purchase credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Embedded Derivatives

The Company sells variable annuity products which may include guaranteed benefit features that are accounted for as embedded derivatives. Related to these embedded derivatives, the Company has entered into reinsurance agreements to transfer the risk associated with certain benefit features to Prudential Insurance. The reinsurance agreements are derivatives accounted for in the same manner as embedded derivatives. See Note 1 for additional information on the change to the reinsurance agreements effective April 1, 2016.

These derivatives are carried at fair value and are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models, as described in Note 4.

The table below provides a summary of the gross notional amount and fair value of derivative contracts by the primary underlying, excluding embedded derivatives which are recorded with the associated host and related reinsurance recoverables. Many derivative instruments contain multiple underlyings. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral held with the same counterparty, and non-performance risk.

	June 30, 2016			December 31, 2015
	Notional	Gross Fair Value		Notional	Gross Fair Value
Primary Underlying		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$48,292	$4,482	$0	$54,443	$5,572	$0
Total Qualifying Hedges	$48,292	$4,482	$0	$54,443	$5,572	$0
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$59,075	$8,554	$(103)	$57,201	$6,076	$0
Credit
Credit Default Swaps	7,275	71	(294)	7,275	268	(222)
Currency/Interest Rate
Foreign Currency Swaps	18,234	2,642	(54)	24,715	3,597	0
Foreign Currency
Foreign Currency Forwards	3,452	177	0	550	5	0
Equity
Equity Options	49,151	1,713	(464)	30,501	2,341	(142)
Total Non-Qualifying Hedges	$137,187	$13,157	$(915)	$120,242	$12,287	$(364)
Total Derivatives (1)	$185,479	$17,639	$(915)	$174,685	$17,859	$(364)

(1)
Excludes embedded derivatives and the related reinsurance recoverables which contain multiple underlyings. The fair value of the embedded derivatives was a net liability of $758 million and $449 million as of June 30, 2016 and December 31, 2015, respectively, included in “Future policy benefits.” The fair value of the related reinsurance recoverables was an asset of $758 million and $356 million as of June 30, 2016 and December 31, 2015, respectively, included in “Reinsurance recoverables." See Note 7 for additional information on these reinsurance agreements.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2016
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statement of Financial Position	Net Amounts Presented in the Consolidated Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$17,639	$(805)	$16,834	$(16,834)	$0
Securities purchased under agreement to resell	33,000	0	33,000	(33,000)	0
Total Assets	$50,639	$(805)	$49,834	$(49,834)	$0
Offsetting of Financial Liabilities:
Derivatives	$915	$(915)	$0	$0	$0
Securities sold under agreement to repurchase	0	0	0	0	0
Total Liabilities	$915	$(915)	$0	$0	$0

	December 31, 2015
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statement of Financial Position	Net Amounts Presented in the Consolidated Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$16,245	$(364)	$15,881	$(15,157)	$724
Securities purchased under agreement to resell	96,599	0	96,599	(96,599)	0
Total Assets	$112,844	$(364)	$112,480	$(111,756)	$724
Offsetting of Financial Liabilities:
Derivatives	$364	$(364)	$0	$0	$0
Securities sold under agreement to repurchase	0	0	0	0	0
Total Liabilities	$364	$(364)	$0	$0	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

	Three Months Ended June 30, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$61	$215	$625
Total cash flow hedges	0	61	215	625
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	980	0	0	0
Currency	183	0	0	0
Currency/Interest Rate	633	0	2	0
Credit	(126)	0	0	0
Equity	77	0	0	0
Embedded Derivatives	128,475	0	0	0
Total non-qualifying hedges	130,222	0	2	0
Total	$130,222	$61	$217	$625

	Six Months Ended June 30, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$151	$291	$(1,300)
Total cash flow hedges	0	151	291	(1,300)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	3,232	0	0	0
Currency	158	0	0	0
Currency/Interest Rate	1,000	0	0	0
Credit	(367)	0	0	0
Equity	52	0	0	0
Embedded Derivatives	93,351	0	0	0
Total non-qualifying hedges	97,426	0	0	0
Total	$97,426	$151	$291	$(1,300)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$75	$(208)	$(1,535)
Total cash flow hedges	0	75	(208)	(1,535)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,120)	0	0	0
Currency	4	0	0	0
Currency/Interest Rate	(1,043)	0	(16)	0
Credit	(86)	0	0	0
Equity	(48)	0	0	0
Embedded Derivatives	48,993	0	0	0
Total non-qualifying hedges	46,700	0	(16)	0
Total	$46,700	$75	$(224)	$(1,535)

	Six Months Ended June 30, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$108	$33	$2,456
Total cash flow hedges	0	108	33	2,456
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	306	0	0	0
Currency	4	0	0	0
Currency/Interest Rate	1,024	0	14	0
Credit	(102)	0	0	0
Equity	(195)	0	0	0
Embedded Derivatives	32,716	0	0	0
Total non-qualifying hedges	33,753	0	14	0
Total	$33,753	$108	$47	$2,456

(1)	Amounts deferred in AOCI.

For the three and six months ended June 30, 2016 and 2015, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2015	$5,651
Net deferred gains (losses) on cash flow hedges from January 1 to June 30, 2016	(161)
Amounts reclassified into current period earnings	(1,139)
Balance, June 30, 2016	$4,351

Using June 30, 2016 values, it is estimated that a pre-tax gain of less than $1 million will be reclassified from AOCI to earnings during the subsequent twelve months ending June 30, 2017, offset by amounts pertaining to the hedged items. As of June 30, 2016, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 14 years. Income amounts deferred in AOCI as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” within OCI in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Credit Derivatives

The Company has no exposure from credit derivatives where it has written credit protection as of June 30, 2016 and December 31, 2015.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of both June 30, 2016 and December 31, 2015, the Company had $7 million of outstanding notional amounts reported at fair value as a liability of less than $1 million as of June 30, 2016 and an asset of less than $1 million as of December 31, 2015.

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

6.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund commercial loans. As of June 30, 2016, there were no outstanding commitments to fund commercial loans. As of December 31, 2015, there were $4 million outstanding commitments to fund commercial loans. The Company has made commitments to purchase or fund investments, mostly private fixed maturities. As of June 30, 2016 and December 31, 2015, $32 million and $1 million, respectively, of these commitments were outstanding.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of June 30, 2016, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $1 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million for both the three months ended June 30, 2016 and 2015 and less than $1 million for both the six months ended June 30, 2016 and 2015. The expense charged to the Company for the deferred compensation program was less than $1 million for both the three months ended June 30, 2016 and 2015 and less than $1 million for both the six months ended June 30, 2016 and 2015.

The Company is charged for its share of employee benefits expenses . These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $1 million and less than $1 million for the three months ended June 30, 2016 and 2015, respectively and $1 million for both the six months ended June 30, 2016 and 2015.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $1 million for both the three months ended June 30, 2016 and 2015, and $2 million for both the six months ended June 30, 2016 and 2015.

Prudential Insurance sponsors voluntary savings plans for its employees' 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was less than $1 million for both the three months ended June 30, 2016 and 2015 and $1 million and less than $1 million for the six months ended June 30, 2016 and 2015, respectively.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $20 million for both the three months ended June 30, 2016 and 2015, and $37 million and $38 million for the six months ended June 30, 2016 and 2015, respectively.

Corporate Owned Life Insurance

The Company has sold three Corporate Owned Life Insurance (“COLI”) policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI contracts was $1,868 million at June 30, 2016 and $1,660 million at December 31, 2015. Fees related to these COLI policies were $5 million for both the three months ended June 30, 2016 and 2015 and $12 million for both the six months ended June 30, 2016 and 2015.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other long-term investments" includes $24 million as of June 30, 2016 and $25 million as of December 31, 2015. "Net investment income" related to these ventures includes a gain of less than $1 million for both the three months ended June 30, 2016 and 2015 and loss of less than $1 million and a gain of $1 million for the six months ended June 30, 2016 and 2015, respectively.

Reinsurance with Affiliates

The Company participates in reinsurance with its affiliates Prudential Arizona Reinsurance Captive Company (“PARCC”), Prudential Arizona Reinsurance Term Company (“PAR Term”), Prudential Arizona Reinsurance Universal Company (“PAR U”), and Prudential Term Reinsurance Company (“Term Re”), and its parent companies, Pruco Life and Prudential Insurance, and participated in reinsurance with its affiliate Pruco Re through March 31, 2016, in order to provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage the statutory capital for its individual life business, facilitate its capital market hedging program and align accounting methodology for the assets and liabilities of living benefit riders contained in annuities contracts. See Note 1 for additional information on the change effective April 1, 2016. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

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

Realized investment gains and losses include the impact of reinsurance agreements. The Company has entered into a reinsurance agreement to transfer the risk related to living benefit options on variable annuities to Prudential Insurance. See Note 1 for additional information on the change effective April 1, 2016. These reinsurance agreements are derivatives and have been accounted for in the same manner as embedded derivatives and the changes in the fair value of these derivatives are recognized through “Realized investment gains (losses), net”. See Note 5 for additional information related to the accounting for embedded derivatives.

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Reinsurance recoverables	$2,423,889	$1,634,696
Policy loans	(14,396)	(12,989)
Deferred policy acquisition costs	(604,160)	(252,795)
Other assets	(28,025)	0
Other liabilities	30,512	47,421

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The reinsurance recoverables by counterparty is broken out below.

	Reinsurance Recoverables
	June 30, 2016	December 31, 2015
	(in thousands)
PARCC	$502,296	$496,591
PAR Term	152,366	142,068
Prudential Insurance	1,087,196	30,079
PAR U	626,876	560,188
Pruco Life	4,635	29,796
Pruco Re	0	336,653
Term Re	50,080	37,391
Unaffiliated	440	1,930
Total reinsurance recoverables	$2,423,889	$1,634,696

The tables above include amounts related to the Variable Annuities Recapture effective April 1, 2016, as described in Note 1.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Premiums:
Direct	$54,702	$53,149	$108,043	$103,115
Assumed	0	0	0	0
Ceded	(97,606)	(48,886)	(147,282)	(95,832)
Net Premiums	(42,904)	4,263	(39,239)	7,283
Policy charges and fee income:
Direct	34,374	74,712	113,078	151,541
Assumed	0	0	0	0
Ceded	(32,984)	(23,517)	(60,724)	(47,669)
Net policy charges and fee income	1,390	51,195	52,354	103,872
Net investment income:
Direct	14,867	17,442	33,617	34,064
Assumed	0	0	0	0
Ceded	(117)	(93)	(255)	(209)
Net investment income	14,750	17,349	33,362	33,855
Interest credited to policyholders’ account balances:
Direct	14,137	11,841	38,311	28,925
Assumed	0	0	0	0
Ceded	(6,624)	(2,850)	(9,704)	(5,629)
Net interest credited to policyholders’ account balances	7,513	8,991	28,607	23,296
Policyholders’ benefits (including change in reserves):
Direct	57,907	68,001	116,644	127,097
Assumed	0	0	0	0
Ceded	(71,838)	(55,674)	(119,322)	(105,481)
Net policyholders’ benefits (including change in reserves)	(13,931)	12,327	(2,678)	21,616
Realized investment gains (losses), net:
Direct	(122,487)	266,505	(269,546)	201,825
Assumed	0	0	0	0
Ceded	251,139	(218,420)	366,802	(165,960)
Realized investment gains (losses), net	128,652	48,085	97,256	35,865
Net reinsurance expense allowances, net of capitalization and amortization	(31,982)	(2,732)	(45,335)	(11,645)

The table above includes amounts related to the Variable Annuities Recapture effective April 1, 2016, as described in Note 1.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Substantially all reinsurance contracts are with affiliates as of June 30, 2016 and 2015. The gross and net amounts of life insurance face amount in force as of June 30, 2016 and 2015, were as follows:

	June 30, 2016	June 30, 2015
	(in thousands)
Gross life insurance face amount in force	$125,911,348	$118,284,595
Reinsurance ceded	(114,849,185)	(107,689,047)
Net life insurance face amount in force	$11,062,163	$10,595,548

Pruco Life

The Company reinsures certain COLI policies with Pruco Life. Through March 31, 2016, the Company reinsured Prudential Defined Income ("PDI") living benefit riders with Pruco Life. Effective April 1, 2016, the Company recaptured PDI living benefit riders from Pruco Life and reinsured them with Prudential Insurance. See Note 1 for additional information.

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

Effective April 1, 2016, the Company has entered into a reinsurance agreement with Prudential Insurance to reinsure its variable annuity base contracts, along with the living benefit riders. See Note 1 for additional information.

PAR U

Effective July 1, 2012, the Company entered into an automatic coinsurance agreement with PAR U, an affiliated company, to reinsure an amount equal to 95% of all risks associated with its universal life policies.

Pruco Re

Through March 31, 2016, the Company entered into various automatic coinsurance agreements with Pruco Re, an affiliated company, to reinsure its living benefit features sold on certain of its annuities. See Note 1 for additional information on the change effective April 1, 2016.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and Prudential Investments LLC ("Prudential Investments") whereby the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust. Income received from ASTISI and Prudential Investments related to this agreement was

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

$7 million and $9 million for the three months ended June 30, 2016 and 2015, respectively, and $13 million and $17 million for the six months ended June 30, 2016 and 2015, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with Prudential Investments, whereby the Company receives fee income based on contractholders’ separate account balances invested in The Prudential Series Fund. Income received from Prudential Investments related to this agreement was $2 million for both the three months ended June 30, 2016 and 2015, and $4 million for both the six months ended June 30, 2016 and 2015, respectively. These revenues are recorded as “Asset administration fees” in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $1 million for both the three months ended June 30, 2016 and 2015, and $1 million for both the six months ended June 30, 2016 and 2015. These expenses are recorded as “Net investment income” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Asset Transfers

From time to time, the Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the six months ended June 30, 2016 and for the year ended December 31, 2015, excluding those related to the Variable Annuities Recapture effective April 1, 2016, as described in Note 1.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/ (Decrease)	Realized Investment Gain/(Loss), Net	Derivative Gain/(Loss)
				(in millions)
Prudential Insurance	March-15	Purchase	Fixed Maturities & Trading Account Assets	$24	$20	$(3)	$0	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Debt Agreements

The Company is authorized to borrow funds up to $200 million from affiliates to meet its capital and other funding needs. During three months ended June 30, 2016, the Company reassigned all the remaining debt to Prudential Insurance as part of its reinsurance agreement. See Note 1 for additional information on the reassignment effective April 1, 2016. The following table provides the breakout of the Company’s short-term and long-term debt with affiliates:

Affiliate	Date Issued	Amount of Notes - June 30, 2016	Amount of Notes - December 31, 2015	Interest Rate			Date of Maturity
		(in thousands)
Prudential Financial	12/16/2011	$0	$11,000			3.61%			12/16/16
Prudential Financial	11/15/2013	0	9,000			2.24%			12/15/18
Prudential Financial	11/15/2013	0	23,000			3.19%			12/15/20
Prudential Financial	12/15/2014	0	5,000			2.57%			12/15/19
Prudential Financial	12/15/2014	0	23,000			3.14%			12/15/21
Prudential Financial	9/21/2015	0	26,000	1.40%	-	1.93%	12/17/16	-	12/17/17
Prudential Financial	12/16/2015	0	1,000			2.85%			12/16/20
Prudential Financial	12/16/2015	0	18,000			3.37%			12/16/22
Total Loans Payable to Affiliates		$0	$116,000

The total interest expense to the Company related to loans payable to affiliates was $0.2 million and $0.8 million for the three months ended June 30, 2016 and 2015, respectively, and $1.0 million and $1.6 million for the six months ended June 30, 2016 and 2015.

Contributed Capital and Dividends

In March 2016, the Company received capital contributions in the amount of $1.3 million from Pruco Life. For the year ended December 31, 2015, the Company did not receive any capital contributions.

During the six months ended June 30, 2016, the Company paid a dividend in the amount of $241 million to Pruco Life. For the year ended December 31, 2015, the Company did not pay any dividends.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of June 30, 2016, compared with December 31, 2015, and its consolidated results of operations for the three and six months ended June 30, 2016 and 2015. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company is licensed to sell variable and fixed annuities, universal life insurance, variable life insurance and term life insurance in New Jersey and New York only and sells such products primarily through affiliated and unaffiliated distributors.

Variable Annuities Recapture

Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to its affiliated companies, Pruco Reinsurance, Ltd. (“Pruco Re”) and Pruco Life Insurance Company ("Pruco Life"), in order to facilitate the capital markets hedging program for these living benefit guarantees in Pruco Re. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re and Pruco Life. In addition, the Company reinsured variable annuity base contracts, along with the living benefit guarantees, to The Prudential Insurance Company of America (“Prudential Insurance”). This reinsurance agreement covers new and in force business. The product risks related to the reinsured business are being managed in Prudential Insurance. In addition, the living benefit hedging program related to the reinsured living benefit guarantees is being managed within Prudential Insurance. These series of transactions are collectively referred to as the "Variable Annuities Recapture."

Regulatory Developments

Capital and Prudential Standards

In June 2016, the Board of Governors of the Federal Reserve System (“FRB”) issued an advance notice of proposed rulemaking regarding approaches to regulatory capital requirements for institutions supervised by the FRB that are significantly engaged in insurance activities, including non-bank financial companies (“Designated Financial Companies”) supervised by the FRB under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), such as Prudential Financial, Inc. (“Prudential Financial”). The advance notice invites comments on a “building block approach” and a “consolidated approach” for determining capital requirements, including which approach is appropriate for Designated Financial Companies. The building block approach would aggregate capital resources and requirements across different legal entities to calculate combined qualifying and required capital for the insurance group. The consolidated approach would categorize insurance liabilities, assets and certain other exposures into risk segments, determine consolidated required capital by applying risk factors to the amounts in each segment, define qualifying capital for the consolidated firm, and then compare consolidated qualifying capital to consolidated required capital. The building block approach and the consolidated approach as described in the advance notice of proposed rulemaking are high level concepts for capital standards, and will ultimately need to be defined in detail in any final standards. The comment period for the advance notice closes on September 16, 2016.

Also in June 2016, the FRB issued proposed enhanced prudential standards for Designated Financial Companies relating to corporate governance, risk management, and liquidity risk management. The proposed corporate governance standards would require Designated Financial Companies to establish and maintain a risk committee of the board of directors and appoint a chief risk officer and chief actuary. The proposed risk management standards would require Designated Financial Companies to establish a risk management framework that includes policies, procedures, processes and systems. The proposed liquidity risk management standards would require periodic cash-flow projections, liquidity stress testing and maintenance of a liquidity buffer. The comment period for this proposal closes on August 17, 2016.

We cannot predict the timing of the issuance or content of final capital requirements or enhanced prudential standards or how the FRB ultimately will apply the final requirements to Prudential Financial. For additional information on FRB supervision, see “Business-Regulation-Dodd-Frank Wall Street Reform and Consumer Protection Act-Regulation as a Designated Financial Company” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Principles Based Reserving

In June 2016, the National Association of Insurance Commissioners (the “NAIC”) adopted a recommendation that will activate a principles-based reserving approach for life insurance products. Principles-based reserving replaces the reserving methods for life insurance products for which the current formulaic basis for reserves may not fully reflect the risks or costs of the liability or obligations of the insurer. The principles-based reserving approach has a three year phase in period. At the Company's discretion, it may be applied to new individual life business beginning as early as January 1, 2017, and must be applied for all new individual life business issued January 1, 2020 and later. Principles-based reserving will not affect reserves for policies in force prior to January 1, 2017. The Company is currently assessing the impact of this new reserving approach on projected statutory reserve levels and product pricing for its portfolio of individual life product offerings.

DOL Fiduciary Rule

In April 2016, the U.S. Department of Labor ("DOL") issued a final regulation accompanied by new class exemptions and amendments to long-standing exemptions from the prohibited transaction provisions under the Employee Retirement Income Security Act (“ERISA”) (collectively, the “Rules”), with implementation beginning in April 2017, and compliance with certain additional provisions required by January 2018. The Rules redefine who will be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts (“IRAs”), and generally provide that advice to a plan participant or IRA owner will be treated as a fiduciary activity. We are analyzing the Rules’ impact on our operations and preparing to implement the necessary adjustments to come into alignment with the Rules’ requirements. Overall, we believe the Rules will result in increased compliance costs and may create increased exposure to legal claims under certain circumstances, including class actions. We believe the Rules will primarily impact our individual annuities business and our Prudential Advisors distribution system, which we include in the results of our individual life business. During the second quarter of 2016 several financial services industry groups initiated litigation challenging the Rules on both procedural and substantive grounds. The outcome of these litigations may alter whether and how some or all of the Rules are applied to our businesses. Significant aspects of the Rules and their impact on our businesses include the following:

•
Prudential Advisors: We are taking the steps we believe are required to comply with the new “best interest contract exemption” for investment advice concerning retirement plans and IRAs including recommendations to purchase products sold to IRAs, which constitutes a significant part of Prudential Advisors’ non-life insurance new business revenues. The Rules state that proprietary products may be sold to IRA owners if certain conditions are met, subject to significant new requirements for this type of sale, which we continue to review. The Rules will impose compliance and contract requirements and would give customers a new private right of action for breach of contract that in some circumstances may result in damages and liability under ERISA and the Internal Revenue Code for excise taxes, disgorgement of profit, and other possible remedies. The Rules are expected to lead to changes to compensation and benefit structures and possibly to our product offerings.

•
Annuities: Sales of variable annuities by our retail distributors will be subject to the best interest contract exemption described above, but certain fixed annuities will be subject to a separate exemption. As a result of the Rules, certain distributors may restrict the sale of annuities. In addition, we may need to alter our product design or offerings to meet the needs of distributors in complying with the Rules. We may also need to monitor or limit wholesaling and other sales support and customer service activities if we do not want to be considered a fiduciary under the Rules.

For additional information on the potential impacts of regulation on the Company see “Business-Regulation” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Revenues and Expenses

The Company earns revenues principally from insurance premiums; mortality and expense fees, and asset administration fees from insurance and investment products; and from net investment income on the investment of general account and other funds. The Company earns premiums primarily from the sale of individual life insurance and annuity products. The Company earns mortality and expense fees, and asset administration fees primarily from the sale and servicing of universal life insurance and separate account products including variable life insurance and variable annuities. The Company’s operating expenses principally consist of insurance benefits provided and reserves established for anticipated future insurance benefits, general business expenses, commissions and other costs of selling and servicing the various products sold and interest credited on general account liabilities.

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

See “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of risks that have materially affected and may affect in the future the Company’s business, results of operations or financial condition, or cause the Company’s actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company.

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

The Prudential Premier® Retirement Variable Annuity with Highest Daily Lifetime Income (“HDI”) v. 3.0 offers lifetime income based on the highest daily account value plus a compounded deferral credit. The Prudential Defined Income (“PDI”) Variable Annuity complements other variable annuity products that we offer with the highest daily benefit. PDI provides guaranteed lifetime withdrawal payments but restricts contractholder investments to a single bond sub-account within the separate account. PDI includes a living benefit guarantee which provides for a specified lifetime income withdrawal rate applied to the initial premium paid, subject to daily roll-up increases until lifetime withdrawals commence, but does not have the highest daily feature.

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

As of both June 30, 2016 and December 31, 2015, approximately $8 billion or 92% of total variable annuity account values contain a living benefit feature. As of June 30, 2016, approximately $7 billion or 86% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $7 billion or 89% as of December 31, 2015. The change in account values with living benefits and the asset transfer feature reflect the impact of new business sales and equity market performance.

As mentioned above, in addition to our asset transfer feature, we also manage certain risks associated with our variable annuity products through our living benefits hedging programs and affiliated reinsurance agreements. Through March 31, 2016, we reinsured the majority of our variable annuity living benefit guarantees to an affiliated reinsurance company, Pruco Re. The living benefits hedging program was primarily executed within Pruco Re to manage capital markets risk associated with the reinsured living benefit guarantees. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re and Pruco Life. In addition, the Company reinsured the variable annuity base contracts, along with the living benefit guarantees, to Prudential Insurance. This reinsurance agreement covers new and in force business. The product risks related to the reinsured business is being managed in Prudential Insurance. In addition, the living benefits hedging program related to the reinsured living benefit guarantees is being managed within Prudential Insurance. During the third quarter of 2016, Prudential Insurance began modifying their hedging strategy in order to more efficiently manage capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to capital market movements, within established tolerances. These modifications include utilizing a combination of traditional fixed income instruments and derivatives to manage the risks associated with our variable annuity living benefit guarantees.

Term Life Insurance

The Company offers a variety of term life insurance products, which represent 71% of our net individual life insurance in force at June 30, 2016, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

Variable Life Insurance

The Company offers a number of individual variable life insurance products, which represent 19% of our net individual life insurance in force at June 30, 2016, that give the policyholder the flexibility to change both the death benefit and premium payments, and provide the potential to earn returns linked to an underlying investment portfolio that the policyholder selects. The policyholder generally can make deposits for investments in a fixed-rate option which is part of our general account or in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed-rate option provide a guarantee of principal and are credited with interest at rates that we determine, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. The Company also offers a variable life product that has an optional flexible guarantee against lapse where policyholders can select the guarantee period. A number of our currently offered variable life products offer a policy rider that allows death benefits to be accelerated to the policyholder during a chronic or terminal illness, under certain contractual requirements. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance. A meaningful portion of the Company's individual life insurance profits, however, is associated with our large in force block of variable life insurance policies.

Universal Life Insurance

The Company offers universal life insurance products that feature flexible premiums and a crediting rate that we determine, subject to certain contractual minimums. Guaranteed universal life products, which represent 8% of our net individual life insurance in force at June 30, 2016, provide a guarantee of death benefits to remain in force when a policy would otherwise lapse due to insufficient cash value. The Company also offers other universal life insurance products which represent 2% of our net individual life insurance in force at June 30, 2016. These include products that allow the policyholders to allocate all or a portion of their account balance into an index account. The index account provides interest or an interest component linked to, but not an investment in, S&P 500 index performance over the following year, subject to certain participation rates and contractual minimums and maximums. Most of our universal life products now offer a policy rider that allows death benefits to be accelerated to the policyholder during a chronic or terminal illness, under certain contractual requirements. Mortality and expense margins and net interest spread impact profits from universal life insurance.

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

DAC and Other Costs

DAC and other costs associated with the variable and universal life policies and the variable and fixed annuity contracts are generally amortized over the expected life of these policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and the cost related to our guaranteed minimum death benefits ("GMDB") and guaranteed minimum income benefits ("GMIB"). For variable annuities, gross profits and amortization rates also include the impacts of the embedded derivatives associated with certain of the living benefit features of our variable annuity contracts and related hedging activities. In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results and utilize these estimates to calculate amortization rates and expense amounts. In addition, in calculating gross profits, we include the profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 7 to the Unaudited Interim Consolidated Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. For a further discussion of the amortization of DAC and other costs, see “Results of Operations”.

The near-term future equity rate of return assumptions used in evaluating DAC and other costs for our domestic variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of June 30, 2016, our variable annuities and variable life insurance businesses assume an 8% long-term equity expected rate of return and a 6.3% near-term mean reversion equity rate of return.

The weighted average rate of return assumptions consider many factors specific to each business, including asset durations, asset allocations and other factors. We generally update the near-term equity rates of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach. We generally update the future interest rates used to project fixed income returns annually and in any quarter when interest rates vary significantly from these assumptions. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits.

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

Changes in Financial Position

June 30, 2016 versus December 31, 2015

Total assets increased $0.9 billion, from $15.6 billion at December 31, 2015 to $16.5 billion at June 30, 2016. Significant components were:

•
Reinsurance recoverables increased $0.8 billion from $1.6 billion at December 31, 2015 to $2.4 billion at June 30, 2016. The increase was primarily driven by the reinsured liability for variable annuity living benefit embedded derivatives primarily resulting from an increase in the present value of future expected benefit payments driven by declining interest rates, and ceded policyholders' account balances related to the reinsurance of the Company's variable annuity base contracts, as described within the Variable Annuities Recapture. Also contributing to the increase of reinsurance recoverables was the impact of growth in universal life business, which increased ceded reserves and ceded policyholders’ account balances.

•	Separate account assets increased $0.6 billion from $11.6 billion at December 31, 2015 to $12.2 billion at June 30, 2016, primarily driven by favorable fund performance and net inflows.

Partially offsetting these increases in total assets were the following items:

•
DAC and DSI decreased $0.4 billion from $0.5 billion at December 31, 2015 to $0.1 billion at June 30, 2016, primarily driven by the ceding of the DAC and DSI balances to Prudential Insurance as a result of the Variable Annuities Recapture.

•
Total investments decreased $0.1 billion from $1.6 billion at December 31, 2015 to $1.5 billion at June 30, 2016, primarily driven by the Variable Annuities Recapture, partially offset by universal life and term life premiums.

Total liabilities increased $1.0 billion, from $15.0 billion at December 31, 2015 to $16.0 billion at June 30, 2016. Significant components were:

•	Separate account liabilities increased $0.6 billion, corresponding to the increase in separate account assets described above.

•
Future policy benefits increased $0.4 billion from $1.4 billion at December 31, 2015 to $1.8 billion at June 30, 2016, primarily driven by the mark-to-market of the liability for living benefit embedded derivatives, as described above, higher reserves supporting term life business growth, and an increase in GMDB reserves associated with universal life business.

•	Policyholders’ account balances increased $0.1 billion from $1.7 billion at December 31, 2015 to $1.8 billion at June 30, 2016, primarily driven by universal life business growth.

Partially offsetting these increases in total liabilities were the following items:

•
Debt to affiliates decreased $0.1 billion from $0.1 billion at December 31, 2015 to $0 billion at June 30, 2016, primarily driven by the reassignment of debt to Prudential Insurance as a result of the Variable Annuities Recapture.

Total equity decreased by $0.2 billion from $0.7 billion at December 31, 2015 to $0.5 billion at June 30, 2016, reflecting a recapture loss as a result of the Variable Annuities Recapture.

Results of Operations

Income from Operations before Income Taxes

2016 to 2015 Three Months Comparison.

Income from operations before income taxes increased $54 million from $81 million in the second quarter of 2015 to $135 million in the second quarter of 2016. This was primarily driven by a favorable variance of $81 million in realized investment gains (losses), consisting of a realized investment gain of $132 million resulting from the recapture of the living benefit guarantees from Pruco Re, and subsequent ceding of the variable annuity business to Prudential Insurance, as part of the Variable Annuities Recapture, partially offset by an unfavorable variance of $50 million driven by the results of the mark-to-market related to embedded derivatives associated with our living benefit guarantees in our annuity products. This was partially offset by a decline in policy charges and fee income, and asset administration fees of $58 million due to the Variable Annuities Recapture.

2016 to 2015 Six Months Comparison.

Income from operations before income taxes decreased $3 million from $79 million in the first six months of 2015 to $76 million in the first six months of 2016. This was primarily driven by an unfavorable variance of $69 million driven by the results of the mark-to-market related to embedded derivatives associated with our non-reinsured living benefit features in our annuity products, due to increasing rates in the first six months of 2015 and declining rates in the first quarter of 2016. Also, contributing to the variance was a decline in policy charges and fee income, and asset administration fees of $62 million due to the Variable Annuities Recapture. Partially offsetting the above was a favorable variance of $132 million resulting from the recapture of the living benefit guarantee from Pruco Re, and subsequent ceding of the variable annuity business to Prudential Insurance.

Revenues, Benefits and Expenses

2016 to 2015 Three Months Comparison Revenues decreased $28 million from $132 million in the second quarter of 2015 to $104 million in the second quarter of 2016, primarily driven by a decline in premiums of $47 million due to the consideration transferred to Prudential Insurance as part of the Variable Annuities Recapture. Policy charges and fee income, and asset administration fees decreased $58 million primarily due to a decline in fees as a result of the Variable Annuities Recapture, partially offset by an increase in realized investment gains (losses) of $81 million as described above.

Benefits and expenses decreased $82 million from $51 million in the first six months of 2015 to ($31) million in the first six months of 2016 , primarily driven by a favorable variance in general, administrative and other expenses of $43 million, primarily driven by the deferral of the loss on reinsurance and ceded trail commissions. Policyholders' benefits decreased $26 million primarily due to ceded GMDB and GMIB reserves as a result of the Variable Annuities Recapture.

2016 to 2015 Six Months Comparison

Revenues decreased $49 million from $204 million in the first six months of 2015 to $155 million in the first six months of 2016, primarily driven by a decline in premiums of $46 million due to the consideration transferred to Prudential Insurance as part of the Variable Annuities Recapture. Policy charges and fee income, and asset administration fees decreased $62 million primarily due to a decline in fees as a result of the Variable Annuities Recapture, partially offset by an increase in realized investment gains (losses) of $61 million as described above.

Benefits and expenses decreased $45 million from $125 million in the first six months of 2015 to $80 million in the first six months of 2016, primarily driven by a favorable variance in general, administrative and other expenses of $43 million primarily driven by the deferral of the loss on reinsurance and ceded commissions. Policyholders' benefits decreased $24 million primarily due to ceded GMDB and GMIB reserves as a result of the Variable Annuities Recapture. Partially offsetting the above was an increase in interest credited to policyholders' account balances and amortization of deferred policy acquisition costs of $22 million, primarily driven by an increase in DAC and DSI amortization due to the mark-to-market of our living benefit features and related hedge positions.

Income Taxes

The income tax provision amounted to an expense of $13 million and $17 million for the six months ended June 30, 2016 and 2015, respectively. The change in tax provision was primarily driven by a decrease in pre-tax income.

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

As of June 30, 2016, the Company remains subject to examination in the U.S. for tax years 2009 through 2015.

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

For tax years 2009 through 2016, the Company is participating in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions as they occur in order to reach agreement with the Company on how they should be reported in the relevant tax returns. If disagreements arise, accelerated resolution programs are available to resolve the disagreements in a timely manner before the tax returns are filed.

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

Prudential Financial is a Designated Financial Company under Dodd-Frank. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, resolution and recovery plans, credit exposure reporting, early remediation, management interlocks, and credit concentration. They may also include additional standards regarding enhanced public disclosure, short-term debt limits, and other related subjects. In addition, the Financial Stability Board ("FSB") has identified Prudential Financial as a global systemically important insurer (“G-SII”). For information on these actions and their potential impact on us, see “Overview-Regulatory Developments-Capital and Prudential Standards" above and “Business-Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to affiliated companies, Pruco Re and Pruco Life, in order to facilitate the capital markets hedging program for these living benefit guarantees. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re and Pruco Life. In addition, the Company reinsured the variable annuity base contracts, along with the living benefit guarantees, to Prudential Insurance.

Capital

Our capital management framework is primarily based on statutory risk based capital measures. The RBC ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the National Association of Insurance Commissioners (“NAIC”). RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation; however, as of June 30, 2016 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

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

Capital Protection Framework

Prudential Financial employs a “Capital Protection Framework” (the "Framework”) to ensure that sufficient capital resources are available to maintain adequate capitalization and competitive RBC ratios and solvency margins under various stress scenarios. The Framework incorporates the potential impacts from market related stresses, including equity markets, real estate, interest rates, and credit losses. The Framework addresses the potential capital consequences, under stress scenarios, of certain of these net risks and the strategies we use to mitigate them, including the following:

•
Equity market exposure affecting the statutory capital of the Company and Prudential Financial as a whole, which is managed through Prudential Financial's equity hedge program and on-balance sheet and contingent sources of capital; and

•
Activities of Prudential Financial's business segments, including those for which specific risk mitigation strategies have been implemented, such as the living benefits hedging program that covers certain risks associated with our variable annuity products. Effective April 1, 2016, the living benefits hedging program with respect to the Company resides within Prudential Insurance.

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

Effective April 1, 2016, we recaptured the risks related to our variable annuity living benefit riders that were previously reinsured to Pruco Re and Pruco Life, as discussed above in the Variable Annuities Recapture.

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

The principal sources of the Company’s liquidity are premiums and certain annuity considerations, investment and fee income, investment maturities and sales as well as internal borrowings. The principal uses of that liquidity include benefits, claims, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, the payment of dividends to the parent company, hedging activity and payments in connection with financing activities.

Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity and public equity securities. As of June 30, 2016 and December 31, 2015 the Company had liquid assets of $1,264 million and $1,299 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $193 million and $161 million as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, $997 million, or 94%, of the fixed maturity investments in Company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $59 million, or 6%, of these fixed maturity investments were rated other than high or highest quality.

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

Affiliated captive reinsurance companies are used to finance the portion of the statutory reserves required to be held under Regulation XXX and Guideline AXXX that is considered non-economic. The financing arrangements involve term and universal life business we reinsure to our affiliated captive reinsurers. The surplus notes issued by those captives are treated as capital for statutory purposes. As of June 30, 2016, our affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to $8.85 billion of surplus notes in return for the receipt of credit-linked notes. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. As of June 30, 2016, an aggregate of $6.64 billion of surplus notes was outstanding under our Credit-Linked Note Structures, reflecting an increase of $140 million from December 31, 2015.

In addition, as of June 30, 2016, our affiliated captive reinsurance companies had outstanding an aggregate of $3.4 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $1.5 billion relates to Regulation XXX reserves and approximately $1.9 billion relates to Guideline AXXX reserves, and all of which was issued directly by or guaranteed by Prudential Financial. Under certain of the financing arrangements pursuant to which this debt was issued, Prudential Financial has agreed to make capital contributions to the applicable captive reinsurance company to reimburse it for investment losses or to maintain its capital above prescribed minimum levels. In addition, as of June 30, 2016, for purposes of financing Guideline AXXX reserves, our affiliated captives had outstanding approximately $4.0 billion of surplus notes that were issued to Prudential Financial in exchange for promissory notes of affiliates guaranteed by Prudential Financial.

In December 2014, the NAIC adopted a new actuarial guideline, known as “AG 48,” that governs the reinsurance of term and universal life insurance business to captives by prescribing requirements for the types of assets that may be held by captives to support the reserves. The requirements in AG 48 became effective on January 1, 2015, and apply in respect of term and certain universal life insurance policies written from and after January 1, 2015, or written prior to January 1, 2015 but not included in a captive reserve financing arrangement as of December 31, 2014. AG 48 requires our captive affiliates to hold cash and rated securities in greater amounts than they previously held to support economic reserves for certain of the term and universal life policies. While we continue to work with regulators and industry participants on potential long-term solutions, our affiliated captives have funded the additional requirement for 2015 using existing assets and believe our affiliated captives have sufficient affiliated resources to finance the additional asset requirement through 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of June 30, 2016, there have been no material changes in our economic exposure to market risk from December 31, 2015, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2015, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2015, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit riders that were previously reinsured to Pruco Re and Pruco Life. In addition, the Company reinsured the variable annuity base contracts, along with the living benefit riders, to Prudential Insurance under a coinsurance and modified coinsurance agreement. This reinsurance agreement covers new and in force business. The product risks related to the reinsured business are being managed in Prudential Insurance. In addition, the living benefit hedging program related to the reinsured living benefit riders is being managed within Prudential Insurance.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of June 30, 2016. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 12, 2016