Form 10-Q
period 2016-09-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2016-11-10
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________________
FORM 10-Q
 ______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of November 10, 2016, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding. As of such date, Pruco Life Insurance Company, an Arizona corporation, owned all of the Registrant’s Common Stock.

Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

		Page Number
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements:	4

	Unaudited Interim Consolidated Statements of Financial Position as of September 30, 2016 and December 31, 2015	4

	Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015	5

	Unaudited Interim Consolidated Statements of Equity for the nine months ended September 30, 2016 and 2015	6

	Unaudited Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015	7

	Notes to Unaudited Interim Consolidated Financial Statements	9

	1. Business and Basis of Presentation	9

	2. Significant Accounting Policies and Pronouncements	11

	3. Investments	14

	4. Fair Value of Assets and Liabilities	27

	5. Derivative Instruments	46

	6. Commitments, Contingent Liabilities and Litigation and Regulatory Matters	51

	7. Reinsurance	53

	8. Related Party Transactions	57

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	61

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	72

Item 4.	Controls and Procedures	72

PART II—OTHER INFORMATION		73

Item 1.	Legal Proceedings	73

Item 1A.	Risk Factors	73

Item 6.	Exhibits	74

SIGNATURES		75

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Financial Position
September 30, 2016 and December 31, 2015 (in thousands, except share amounts)

	September 30,	December 31,
	2016	2015
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2016–$1,123,100; 2015–$1,087,582)	$1,194,591	$1,105,195
Equity securities, available-for-sale, at fair value (cost: 2016–$1,149; 2015–$18,275)	1,216	17,084
Trading account assets, at fair value	13,821	15,491
Policy loans	186,385	185,508
Short-term investments	16,007	715
Commercial mortgage and other loans	159,507	248,209
Other long-term investments	56,782	60,454
Total investments	1,628,309	1,632,656
Cash and cash equivalents	11,504	160,737
Deferred policy acquisition costs	125,233	468,743
Accrued investment income	15,737	16,644
Reinsurance recoverables	2,509,513	1,634,696
Receivables from parent and affiliates	38,090	35,689
Deferred sales inducements	0	63,043
Income taxes receivable	0	2,631
Other assets	26,846	6,413
Separate account assets	12,728,359	11,613,148
TOTAL ASSETS	$17,083,591	$15,634,400
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$1,856,534	$1,450,110
Policyholders’ account balances	1,853,623	1,680,586
Cash collateral for loaned securities	12,896	3,030
Income taxes	11,416	0
Short-term debt to affiliates	0	24,000
Long-term debt to affiliates	0	92,000
Payables to parent and affiliates	9,834	8,441
Other liabilities	70,429	96,476
Separate account liabilities	12,728,359	11,613,148
TOTAL LIABILITIES	16,543,091	14,967,791
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)
EQUITY
Common stock ($5 par value; 400,000 shares authorized, issued and outstanding)	2,000	2,000
Additional paid-in capital	209,787	208,314
Retained earnings	279,643	444,514
Accumulated other comprehensive income	49,070	11,781
TOTAL EQUITY	540,500	666,609
TOTAL LIABILITIES AND EQUITY	$17,083,591	$15,634,400
See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2016 and 2015 (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUES
Premiums	$4,904	$3,737	$(34,335)	$11,020
Policy charges and fee income	5,530	41,679	57,884	145,551
Net investment income	22,667	17,050	56,029	50,905
Asset administration fees	2,113	9,108	12,214	29,975
Other income	1,331	(234)	2,799	2,114
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	0	(1,035)	0	(1,093)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	0	0	0	32
Other realized investment gains (losses), net	(3,812)	(41,100)	93,445	(5,209)
Total realized investment gains (losses), net	(3,812)	(42,135)	93,445	(6,270)
TOTAL REVENUES	32,733	29,205	188,036	233,295
BENEFITS AND EXPENSES
Policyholders’ benefits	264	(19)	(2,414)	21,597
Interest credited to policyholders’ account balances	7,510	18,011	36,117	41,307
Amortization of deferred policy acquisition costs	1,381	33,707	46,358	61,787
General, administrative and other expenses	10,741	24,869	19,449	77,009
TOTAL BENEFITS AND EXPENSES	19,896	76,568	99,510	201,700
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	12,837	(47,363)	88,526	31,595
Income tax expense (benefit)	(584)	(10,291)	12,347	6,292
NET INCOME (LOSS)	13,421	(37,072)	76,179	25,303
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	6	(9)	27	(67)
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	1,240	759	56,336	(21,872)
Reclassification adjustment for (gains) losses included in net income (loss)	490	718	1,005	(961)
Net unrealized investment gains (losses)	1,730	1,477	57,341	(22,833)
Other comprehensive income (loss), before tax	1,736	1,468	57,368	(22,900)
Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	2	(3)	9	(23)
Net unrealized investment gains (losses)	604	517	20,070	(7,992)
Total	606	514	20,079	(8,015)
Other comprehensive income (loss), net of tax	1,130	954	37,289	(14,885)
COMPREHENSIVE INCOME (LOSS)	$14,551	$(36,118)	$113,468	$10,418

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Equity
Nine Months Ended September 30, 2016 and 2015 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2015	$2,000	$208,314	$444,514	$11,781	$666,609
Contributed capital	0	1,300	0	0	1,300
Dividend to parent	0	0	(241,050)	0	(241,050)
Contributed (distributed) capital - parent/child asset transfers	0	173	0	0	173
Comprehensive income (loss):
Net income (loss)	0	0	76,179	0	76,179
Other comprehensive income (loss), net of tax	0	0	0	37,289	37,289
Total comprehensive income (loss)					113,468
Balance, September 30, 2016	$2,000	$209,787	$279,643	$49,070	$540,500

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2014	$2,000	$210,818	$368,450	$33,739	$615,007
Contributed (distributed) capital - parent/child asset transfers	0	(2,504)	0	0	(2,504)
Comprehensive income (loss):
Net income (loss)	0	0	25,303	0	25,303
Other comprehensive income (loss), net of tax	0	0	0	(14,885)	(14,885)
Total comprehensive income (loss)					10,418
Balance, September 30, 2015	$2,000	$208,314	$393,753	$18,854	$622,921

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2016 and 2015 (in thousands)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$76,179	$25,303
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	23,345	8,049
Interest credited to policyholders’ account balances	36,117	41,307
Realized investment (gains) losses, net	(93,445)	6,270
Amortization and other non-cash items	(12,068)	(6,714)
Change in:
Future policy benefits	153,445	111,221
Reinsurance recoverables	(154,616)	(99,479)
Accrued investment income	907	(1,593)
Net payable to/receivable from parent and affiliates	(2,732)	(729)
Deferred policy acquisition costs	21,950	17,683
Income taxes	(6,125)	(12,344)
Deferred sales inducements	(191)	(578)
Derivatives, net	(2,221)	848
Other, net	32,283	6,601
Cash flows from (used in) operating activities	$72,828	$95,845
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$179,826	$84,580
Short-term investments	20,130	71,370
Policy loans	17,235	16,867
Ceded policy loans	(1,197)	(912)
Commercial mortgage and other loans	34,970	19,145
Other long-term investments	1,550	2,489
Equity securities, available-for-sale	11,151	105
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(494,197)	(206,949)
Short-term investments	(35,419)	(81,571)
Policy loans	(13,525)	(16,035)
Ceded policy loans	2,529	2,535
Commercial mortgage and other loans	(5,567)	(178)
Other long-term investments	(861)	(1,102)
Equity securities, available-for-sale	(2,000)	(12,032)
Trading account assets	0	(5,999)
Notes receivable from parent and affiliates, net	1,668	1,967
Derivatives, net	3,629	92
Other, net	0	(48)
Cash flows from (used in) investing activities	$(280,078)	$(125,676)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	$322,683	$285,956
Ceded policyholders’ account deposits	(122,113)	(105,246)

Policyholders’ account withdrawals	(156,536)	(133,367)
Ceded policyholders’ account withdrawals	3,295	3,945
Net change in cash collateral for loaned securities	9,865	(687)
Contributed capital	1,300	0
Contributed (distributed) capital - parent/child asset transfers	267	(3,852)
Proceeds from the issuance of debt (maturities longer than 90 days)	0	26,000
Repayments of debt (maturities longer than 90 days)	0	(39,000)
Drafts outstanding	(744)	(3,464)
Cash flows from (used in) financing activities	$58,017	$30,285
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(149,233)	454
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	160,737	100,919
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,504	$101,373

Significant Non-Cash Transactions

Cash Flows from Investing and Financing Activities for the nine months ended September 30, 2016 excludes certain non-cash transactions related to the Variable Annuities Recapture. See Note 1 for additional information.

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

(2)	The Company recognized ceding commissions of $0.4 billion, of which $0.1 billion was in the form of reassignment of debt to Prudential Insurance.

(3)	Retained earnings includes dividends of $0.2 billion to Pruco Life, and ultimately distributed to Prudential Financial as part of the Variable Annuities Recapture.

Interim Statement of Operations and Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2016

	Impacts of Recapture	Impacts of Reinsurance	Total Impacts
	(in millions)
REVENUES
Premiums	$0	$(48)	$(48)
Realized investment gains (losses), net	(137)	268	131
TOTAL REVENUES	(137)	220	83
BENEFITS AND EXPENSES
Policyholders' benefits	0	(26)	(26)
General, administrative and other expenses	0	(23)	(23)
TOTAL BENEFITS AND EXPENSES	0	(49)	(49)
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(137)	269	132
Income tax expense (benefit)	(28)	55	27
NET INCOME (LOSS)	$(109)	$214	$105

Affiliated Asset Transfers

Affiliate	Period	Transaction	Security Type	Fair Value	Book Value	APIC Increase/(Decrease)	Realized Investment Gain/(Loss), Net	Derivative Gain/(Loss)
				(in millions)
Pruco Re	Apr - June 2016	Purchase	Derivatives	$350	$350	$0	$0	$0
Prudential Insurance	Apr - June 2016	Sale	Fixed Maturity, Trading Account Assets, Equity Securities, Commercial Mortgages and Derivatives	$(717)	$(703)	$15	$0	$0

As part of the Variable Annuities Recapture, the Company received invested assets of $0.4 billion as consideration from Pruco Re, which is equivalent to the amount of statutory reserve credit taken as of March 31, 2016 and unwound the associated reinsurance recoverable of $0.5 billion. As a result, the Company recognized a loss of $0.1 billion immediately.

As part of the Variable Annuities Recapture, the Company transferred invested assets of $0.7 billion to Prudential Insurance and established reinsurance recoverables of $1 billion. In addition, the Company received ceding commissions of $0.4 billion from Prudential Insurance, of which $0.1 billion were in the form of reassignment of debt to Prudential Insurance. Also, the Company unwound its deferred policy acquisition costs ("DAC") and deferred sales inducements ("DSI") balances as of March 31, 2016, which was equivalent to the ceding commission. For the reinsurance of the variable annuity base contracts, the Company recognized a loss of $23 million, which was deferred through General, administrative and other expenses. For the reinsurance of the living benefit riders, the Company recognized a benefit of $0.3 billion immediately since they are accounted for as free-standing derivatives.

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

The most significant estimates include those used in determining deferred policy acquisition costs and related amortization; amortization of DSI; valuation of investments including derivatives and the recognition of other-than-temporary impairments (“OTTI”); future policy benefits including guarantees; reinsurance recoverables; provision for income taxes and valuation of deferred tax assets; and accruals for contingent liabilities, including estimates for losses in connection with unresolved legal matters.

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

Future Adoption of New Accounting Pronouncements

In May 2014, the FASB issued updated guidance (ASU 2014-09, Revenue from Contracts with Customers (Topic 606)) on accounting for revenue recognition. The guidance is based on the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from cost incurred to obtain or fulfill a contract. Revenue recognition for insurance contracts and financial instruments is explicitly scoped out of the guidance. In August 2015, the FASB issued an update to defer the original effective date of this guidance. As a result of the deferral, the new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017 and must be applied using one of two retrospective application methods. Early adoption is permitted for only annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

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

In February 2016, the FASB issued guidance (ASU 2016-02, Leases (Topic 842)) that ensures assets and liabilities from all outstanding lease contracts are recognized on balance sheet (with limited exception). The guidance substantially changes a Lessee’s accounting for leases and requires the recording on balance sheet of a “right-of-use” asset and liability to make lease payments for most leases. A Lessee will continue to recognize expense in its income statement in a manner similar to the requirements under the current lease accounting guidance. For Lessors, the guidance modifies classification criteria and accounting for sales-type and direct financing leases and requires a Lessor to derecognize the carrying value of the leased asset that is considered to have been transferred to a Lessee and record a lease receivable and residual asset (“receivable and residual” approach). The guidance also eliminates the real estate specific provisions of the current guidance (i.e., sale-leaseback). The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2018 and for interim periods within those annual periods. Early adoption is permitted. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

In March 2016, the FASB issued guidance (ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting) to simplify the transition to equity method when an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments are effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and for interim periods within those annual periods. The guidance is to be applied prospectively to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method after the effective date. The Company does not expect the adoption of this guidance to have a significant impact on the Company’s consolidated financial position, results of operations and financial statement disclosures.

In June 2016, the FASB issued guidance (ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments) that provides a new current expected credit loss model to account for credit losses on certain financial assets and off-balance sheet exposures (e.g., loans held for investment, debt securities held to maturity, reinsurance receivables, net investments in leases and loan commitments). The model requires an entity to estimate lifetime credit losses related to such financial assets and exposures based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The guidance also modifies the current other-than-temporary impairment guidance for available-for-sale debt securities to require the use of an allowance rather than a direct write down of the investment, and replaces existing guidance for purchased credit deteriorated loans and debt securities. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2019, and for interim periods within those annual periods. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

In August 2016, the FASB issued guidance (ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)) to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide clarity on the treatment of eight specifically defined types of cash inflows and outflows. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods, with early adoption permitted, provided that all of the amendments are adopted in the same period. The Company is currently assessing the impact of the guidance on the Company’s statement of cash flows.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$18,669	$2,765	$0	$21,434	$0
Obligations of U.S. states and their political subdivisions	95,622	7,952	0	103,574	0
Foreign government bonds	27,177	1,063	131	28,109	0
Public utilities	167,939	13,950	143	181,746	0
All other U.S. public corporate securities	371,925	31,315	614	402,626	(45)
All other U.S. private corporate securities	153,275	6,559	694	159,140	0
All other foreign public corporate securities	50,421	1,861	544	51,738	0
All other foreign private corporate securities	121,928	3,547	1,233	124,242	0
Asset-backed securities(1)	36,143	239	448	35,934	(59)
Commercial mortgage-backed securities	68,331	4,639	4	72,966	0
Residential mortgage-backed securities(2)	11,670	1,412	0	13,082	(113)
Total fixed maturities, available-for-sale	$1,123,100	$75,302	$3,811	$1,194,591	$(217)
Equity securities, available-for-sale
Common stocks:
Mutual funds	$1,149	$68	$1	$1,216
Non-redeemable preferred stocks	0	0	0	0
Total equity securities, available-for-sale	$1,149	$68	$1	$1,216

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables show the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2016
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$0	$0	$0
Obligations of U.S. states and their political subdivisions	0	0	0	0	0	0
Foreign government bonds	0	0	1,891	131	1,891	131
Public utilities	27,715	105	161	38	27,876	143
All other U.S. public corporate securities	50,024	392	593	222	50,617	614
All other U.S. private corporate securities	9,804	654	3,339	40	13,143	694
All other foreign public corporate securities	13,994	151	4,044	393	18,038	544
All other foreign private corporate securities	8,513	591	10,291	642	18,804	1,233
Asset-backed securities	12,801	406	10,768	42	23,569	448
Commercial mortgage-backed securities	2,218	3	401	1	2,619	4
Residential mortgage-backed securities	0	0	0	0	0	0
Total	$125,069	$2,302	$31,488	$1,509	$156,557	$3,811
Equity securities, available-for-sale	$0	$0	$25	$1	$25	$1

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$0	$0	$0
Obligations of U.S. states and their political subdivisions	10,312	409	0	0	10,312	409
Foreign government bonds	3,079	271	1,813	851	4,892	1,122
Public utilities	58,351	2,374	0	0	58,351	2,374
All other U.S. public corporate securities	76,154	4,478	7,342	828	83,496	5,306
All other U.S. private corporate securities	52,647	3,458	0	0	52,647	3,458
All other foreign public corporate securities	8,252	835	1,295	524	9,547	1,359
All other foreign private corporate securities	41,343	2,712	26,304	3,917	67,647	6,629
Asset-backed securities	18,052	141	10,672	117	28,724	258
Commercial mortgage-backed securities	12,059	35	398	6	12,457	41
Residential mortgage-backed securities	361	7	0	0	361	7
Total	$280,610	$14,720	$47,824	$6,243	$328,434	$20,963
Equity securities, available-for-sale	$12,145	$931	$3,712	$288	$15,857	$1,219

The gross unrealized losses on fixed maturity securities as of September 30, 2016 and December 31, 2015 were composed of $3.2 million and $16.8 million, respectively, related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $0.6 million and $4.2 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of September 30, 2016, the $1.5 million of gross unrealized losses of twelve months or more were concentrated in the finance, energy and foreign agencies sectors of the Company's corporate securities. As of December 31, 2015, the $6.2 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical, capital goods and finance sectors of the Company’s corporate securities. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, the Company concluded that an adjustment to earnings for OTTI for these securities was not warranted at September 30, 2016 or December 31, 2015. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to general credit spread widening and foreign currency exchange rate movements. As of September 30, 2016, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

As of both September 30, 2016 and December 31, 2015, none of the gross unrealized losses related to equity securities represented declines in value of greater than 20%. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, the Company concluded that an adjustment for OTTI for these equity securities was not warranted at September 30, 2016 or December 31, 2015.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The amortized cost and fair value of fixed maturities by contractual maturities at September 30, 2016, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$60,850	$61,212
Due after one year through five years	139,938	147,885
Due after five years through ten years	331,006	340,272
Due after ten years	475,162	523,240
Asset-backed securities	36,143	35,934
Commercial mortgage-backed securities	68,331	72,966
Residential mortgage-backed securities	11,670	13,082
Total	$1,123,100	$1,194,591

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

The following table depicts the sources of fixed maturity and equity security proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales (1)	$8,279	$1,967	$120,773	$3,233
Proceeds from maturities/repayments (1)	12,808	24,352	59,057	81,208
Gross investment gains from sales, prepayments and maturities	(495)	265	(49)	1,970
Gross investment losses from sales and maturities	(7)	0	(13)	0
Equity securities, available-for-sale
Proceeds from sales	$29	$105	$11,151	$105
Gross investment gains from sales	12	52	19	52
Gross investment losses from sales	(1)	0	(962)	0
Fixed maturity and equity security impairments
Net writedowns for OTTI losses on fixed maturities recognized in earnings(2)	$0	$(1,035)	$0	$(1,061)
Writedowns for impairments on equity securities	0	0	0	0

(1)	Includes $0.0 million and $(0.1) million of non-cash related proceeds for the nine months ended September 30, 2016 and 2015, respectively.

(2)
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
	(in thousands)
Balance, beginning of period	$579	$651
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(11)	(46)
Additional credit loss impairments recognized in the current period on securities previously impaired	0	0
Increases due to the passage of time on previously recorded credit losses	6	21
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(5)	(5)
Assets transferred to parent and affiliates	0	(52)
Balance, end of period	$569	$569

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
	(in thousands)
Balance, beginning of period	$669	$663
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(13)	(32)
Additional credit loss impairments recognized in the current period on securities previously impaired	(1)	26
Increases due to the passage of time on previously recorded credit losses	7	14
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(2)	(11)
Balance, end of period	$660	$660

Trading Account Assets

The following table sets forth the composition of “Trading account assets” as of the dates indicated:

	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities	$7,446	$6,403	$10,000	$8,441
Equity securities	4,959	7,418	5,999	7,050
Total trading account assets	$12,405	$13,821	$15,999	$15,491

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income,” was $0.6 million and $(0.8) million for the three months ended September 30, 2016 and 2015, respectively, and $1.9 million and $0.1 million for the nine months ended September 30, 2016 and 2015, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	September 30, 2016		December 31, 2015
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$55,976	35.0%	$79,481	33.1%
Retail	31,240	19.6	62,881	26.2
Industrial	18,797	11.9	25,059	10.4
Office	16,290	10.2	21,058	8.8
Other	14,282	8.9	17,803	7.4
Hospitality	16,053	10.0	23,176	9.6
Total commercial mortgage loans	152,638	95.6	229,458	95.5
Agricultural property loans	7,047	4.4	10,769	4.5
Total commercial mortgage and agricultural property loans by property type	159,685	100.0%	240,227	100.0%
Valuation allowance	(178)		(428)
Total net commercial mortgage and agricultural property loans by property type	159,507		239,799
Other Loans
Uncollateralized loans	0		8,410
Valuation allowance	0		0
Total other loans	0		8,410
Total commercial mortgage and other loans	$159,507		$248,209

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States (with the largest concentrations in Texas (18%), Illinois (15%) and New York (11%)) and include loans secured by properties in Europe at September 30, 2016.

Activity in the allowance for credit losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	September 30, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Uncollateralized Loans	Total
	(in thousands)
Allowance for credit losses, beginning of year	$425	$3	$0	$428
Addition to (release of) allowance for losses	(249)	(1)	0	(250)
Charge-offs, net of recoveries	0	0	0	0
Total ending balance	$176	$2	$0	$178

	December 31, 2015
	Commercial Mortgage Loans	Agricultural Property Loans	Uncollateralized Loans	Total
	(in thousands)
Allowance for credit losses, beginning of year	$767	$4	$0	$771
Addition to (release of) allowance for losses	(342)	(1)	0	(343)
Charge-offs, net of recoveries	0	0	0	0
Total ending balance	$425	$3	$0	$428

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	September 30, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Uncollateralized Loans	Total
	(in thousands)
Allowance for Credit Losses:
Individually evaluated for impairment	$0	$0	$0	$0
Collectively evaluated for impairment	176	2	0	178
Loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance	$176	$2	$0	$178

Recorded Investment(1):
Gross of reserves: individually evaluated for impairment	$0	$0	$0	$0
Gross of reserves: collectively evaluated for impairment	152,638	7,047	0	159,685
Gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance, gross of reserves	$152,638	$7,047	$0	$159,685

(1)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2015
	Commercial Mortgage Loans	Agricultural Property Loans	Uncollateralized Loans	Total
	(in thousands)
Allowance for Credit Losses:
Individually evaluated for impairment	$0	$0	$0	$0
Collectively evaluated for impairment	425	3	0	428
Loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance	$425	$3	$0	$428

Recorded Investment(1):
Gross of reserves: individually evaluated for impairment	$0	$0	$0	$0
Gross of reserves: collectively evaluated for impairment	229,458	10,769	8,410	248,637
Gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance, gross of reserves	$229,458	$10,769	$8,410	$248,637

(1)	Recorded investment reflects the carrying value gross of related allowance.

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

	September 30, 2016
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

The following tables set forth certain key credit quality indicators based upon the recorded investment gross of allowance for credit losses as of the dates indicated:

	Debt Service Coverage Ratio - September 30, 2016
	Greater than 1.2X	1.0X to < 1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$97,127	$0	$3,653	$100,780
60%-69.99%	39,744	4,828	0	44,572
70%-79.99%	6,437	5,693	0	12,130
Greater than 80%	2,203	0	0	2,203
Total commercial mortgage and agricultural property loans	$145,511	$10,521	$3,653	$159,685

	Debt Service Coverage Ratio - December 31, 2015
	Greater than 1.2X	1.0X to < 1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$158,983	$1,993	$0	$160,976
60%-69.99%	60,849	0	0	60,849
70%-79.99%	11,312	2,687	0	13,999
Greater than 80%	0	2,938	1,465	4,403
Total commercial mortgage and agricultural property loans	$231,144	$7,618	$1,465	$240,227

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

	September 30, 2016
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Commercial Mortgage and Other Loans	NonAccrual Status
	(in thousands)
Commercial mortgage loans	$152,638	$0	$0	$0	$152,638	$0
Agricultural property loans	7,047	0	0	0	7,047	0
Uncollateralized loans	0	0	0	0	0	0
Total	$159,685	$0	$0	$0	$159,685	$0

	December 31, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Commercial Mortgage and Other Loans	NonAccrual Status
	(in thousands)
Commercial mortgage loans	$229,458	$0	$0	$0	$229,458	$0
Agricultural property loans	10,769	0	0	0	10,769	0
Uncollateralized loans	8,410	0	0	0	8,410	0
Total	$248,637	$0	$0	$0	$248,637	$0

See Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion regarding nonaccrual status loans.

For the three and nine months ended September 30, 2016 and 2015, there were no commercial mortgage and other loans acquired, other than those through direct origination, nor were there any commercial mortgage and other loans sold. For the three months ended September 30, 2016, there were no transfers of commercial mortgage and other loans to related parties. For the nine months ended September 30, 2016, the Company transferred $51 million of commercial mortgage and other loans to related parties. See Note 1 for additional information.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both September 30, 2016 and December 31, 2015, the Company had no significant commitments to borrowers that have been involved in a troubled debt restructuring. For the three and nine months ended September 30, 2016 and 2015, there were no new troubled debt restructurings related to commercial mortgage and other loans and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the twelve months preceding. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

As of both September 30, 2016 and December 31, 2015, the Company did not have any foreclosed residential real estate property.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

Net investment income for the three and nine months ended September 30, 2016 and 2015, was from the following sources:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Fixed maturities, available-for-sale	$11,436	$11,507	$36,232	$33,256
Trading account assets	171	247	591	619
Commercial mortgage and other loans	1,780	3,474	6,401	9,942
Policy loans	2,647	2,620	7,821	7,725
Short-term investments and cash equivalents	158	61	541	131
Other long-term investments	7,283	81	7,122	1,963
Gross investment income	23,475	17,990	58,708	53,636
Less: investment expenses	(808)	(940)	(2,679)	(2,731)
Net investment income	$22,667	$17,050	$56,029	$50,905

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and nine months ended September 30, 2016 and 2015, were from the following sources:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Fixed maturities	$(502)	$(770)	$(62)	$909
Equity securities	11	52	(943)	52
Commercial mortgage and other loans	4	33	250	300
Short-term investments and cash equivalents	0	0	3	0
Joint ventures and limited partnerships	70	23	166	188
Derivatives	(3,395)	(41,473)	94,031	(7,719)
Realized investment gains (losses), net	$(3,812)	$(42,135)	$93,445	$(6,270)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the nine months ended September 30, 2016 and 2015, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2015	$(69)	$11,850	$11,781
Change in OCI before reclassifications	27	56,336	56,363
Amounts reclassified from AOCI	0	1,005	1,005
Income tax benefit (expense)	(9)	(20,070)	(20,079)
Balance, September 30, 2016	$(51)	$49,121	$49,070

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2014	$(13)	$33,752	$33,739
Change in OCI before reclassifications	(67)	(21,872)	(21,939)
Amounts reclassified from AOCI	0	(961)	(961)
Income tax benefit (expense)	23	7,992	8,015
Balance, September 30, 2015	$(57)	$18,911	$18,854

(1)
Includes cash flow hedges of $3.2 million and $5.7 million as of September 30, 2016 and December 31, 2015, respectively, and $4.9 million and $0.2 million as of September 30, 2015 and December 31, 2014, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/ Interest rate (3)	$506	$219	$1,645	$360
Net unrealized investment gains (losses) on available-for-sale securities (4)	(996)	(937)	(2,650)	601
Total net unrealized investment gains (losses)	(490)	(718)	(1,005)	961
Total reclassifications for the period	$(490)	$(718)	$(1,005)	$961

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/ benefits reclassified out of AOCI. Negative amounts indicate losses/ costs reclassified out of AOCI.

(3)	See Note 5 for additional information on cash flow hedges.

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders' Account Balances(1)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2015	$211	$193	$140	$(191)	$353
Net investment gains (losses) on investments arising during the period	(11)	0	0	4	(7)
Reclassification adjustment for (gains) losses included in net income	(46)	0	0	16	(30)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(17)	0	6	(11)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	0	0	(19)	7	(12)
Balance, September 30, 2016	$154	$176	$121	$(158)	$293

(1)	Balances are net of reinsurance.

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders' Account Balances(2)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2015	$22,795	$(5,666)	$557	$(6,189)	$11,497
Net investment gains (losses) on investments arising during the period	51,506	0	0	(18,028)	33,478
Reclassification adjustment for (gains) losses included in net income	1,051	0	0	(368)	683
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(1,135)	0	397	(738)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	0	0	6,012	(2,104)	3,908
Balance, September 30, 2016	$75,352	$(6,801)	$6,569	$(26,292)	$48,828

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.

(2)	Balances are net of reinsurance.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments by Asset Class

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	September 30,	December 31,
	2016	2015
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$154	$211
Fixed maturity securities, available-for-sale - all other	71,337	17,402
Equity securities, available-for-sale	67	(1,191)
Derivatives designated as cash flow hedges (1)	3,245	5,651
Other investments	703	933
Net unrealized gains (losses) on investments	$75,506	$23,006

(1)	See Note 5 for more information on cash flow hedges.

Securities Lending and Repurchase Agreements

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of September 30, 2016, the Company had $13 million of securities lending transactions recorded as "Cash collateral for loaned securities," all of which were corporate securities. As of December 31, 2015, the Company had $3 million of securities lending transactions recorded as "Cash collateral for loaned securities," all of which were corporate securities. The remaining contractual maturity of all securities lending transactions was overnight and continuous. As of September 30, 2016 and December 31, 2015, the Company had no repurchase agreement transactions.

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

	September 30, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$21,434	$0	$0	$21,434
Obligations of U.S. states and their political subdivisions	0	103,574	0	0	103,574
Foreign government bonds	0	28,109	0	0	28,109
U.S. corporate public securities	0	528,242	0	0	528,242
U.S. corporate private securities	0	198,118	10,043	0	208,161
Foreign corporate public securities	0	51,738	0	0	51,738
Foreign corporate private securities	0	128,839	2,512	0	131,351
Asset-backed securities	0	32,808	3,126	0	35,934
Commercial mortgage-backed securities	0	72,966	0	0	72,966
Residential mortgage-backed securities	0	13,082	0	0	13,082
Subtotal	0	1,178,910	15,681	0	1,194,591
Trading account assets:
Corporate securities	0	6,403	0	0	6,403
Equity securities	0	0	7,418	0	7,418
Subtotal	0	6,403	7,418	0	13,821
Equity securities, available-for-sale	0	1,216	0	0	1,216
Short-term investments	16,007	0	0	0	16,007
Cash equivalents	0	2,000	0	0	2,000
Other long-term investments	0	16,229	0	(1,326)	14,903
Reinsurance recoverables	0	0	743,333	0	743,333
Receivables from parent and affiliates	0	10,194	559	0	10,753
Subtotal excluding separate account assets	16,007	1,214,952	766,991	(1,326)	1,996,624
Separate account assets(2)	0	12,721,167	0	0	12,721,167
Total assets	$16,007	$13,936,119	$766,991	$(1,326)	$14,717,791
Future policy benefits(3)	$0	$0	$743,333	$0	$743,333
Policyholders' account balances	0	0	1,830	0	1,830
Payables to parent and affiliates	0	1,461	0	(1,461)	0
Total liabilities	$0	$1,461	$745,163	$(1,461)	$745,163

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$26,592	$0	$0	$26,592
Obligations of U.S. states and their political subdivisions	0	131,373	0	0	131,373
Foreign government bonds	0	7,118	0	0	7,118
U.S. corporate public securities	0	401,754	0	0	401,754
U.S. corporate private securities	0	204,659	9,781	0	214,440
Foreign corporate public securities	0	29,580	0	0	29,580
Foreign corporate private securities	0	154,191	8,028	0	162,219
Asset-backed securities	0	23,100	25,146	0	48,246
Commercial mortgage-backed securities	0	64,440	0	0	64,440
Residential mortgage-backed securities	0	19,433	0	0	19,433
Subtotal	0	1,062,240	42,955	0	1,105,195
Trading account assets:
Corporate securities	0	8,441	0	0	8,441
Equity securities	0	0	7,050	0	7,050
Subtotal	0	8,441	7,050	0	15,491
Equity securities, available-for-sale	0	17,084	0	0	17,084
Short-term investments	715	0	0	0	715
Cash equivalents	30,998	31,982	0	0	62,980
Other long-term investments(4)	0	16,245	0	(364)	15,881
Reinsurance recoverables	0	0	356,337	0	356,337
Receivables from parent and affiliates	0	8,966	3,511	0	12,477
Subtotal excluding separate account assets	31,713	1,144,958	409,853	(364)	1,586,160
Separate account assets(2)(4)	0	11,605,964	0	0	11,605,964
Total assets	$31,713	$12,750,922	$409,853	$(364)	$13,192,124
Future policy benefits(3)	$0	$0	$449,073	$0	$449,073
Payables to parent and affiliates	0	364	0	(364)	0
Total liabilities	$0	$364	$449,073	$(364)	$449,073

(1)
“Netting” amounts represent cash collateral of $(0.1) million as of September 30, 2016. There was no cash collateral as of December 31, 2015. Netting amounts also represent the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

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

(3)
As of September 30, 2016, the net embedded derivative liability position of $743 million includes $123 million of embedded derivatives in an asset position and $866 million of embedded derivatives in a liability position. As of December 31, 2015, the net embedded derivative liability position of $449 million includes $76 million of embedded derivatives in an asset position and $525 million of embedded derivatives in a liability position.

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of September 30, 2016 and December 31, 2015, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

As discussed in Note 2, the Company adopted ASU 2015-07, effective January 1, 2016, which resulted in the exclusion of certain "Other long-term investments" from the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been revised to conform to the current period presentation. At both September 30, 2016 and December 31, 2015, the fair values of these investments, which include certain hedge funds, private equity funds and other funds were $0.2 million, which had been previously classified in Level 3 at December 31, 2015.

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

As discussed in Note 2, the Company adopted ASU 2015-07, effective January 1, 2016, which resulted in the exclusion of certain separate account investments from the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been revised to conform to the current period presentation. At both September 30, 2016 and December 31, 2015, the fair values of separate account assets excluded from the fair value hierarchy, which include investments in real estate and other invested assets, were $7.2 million, which had been previously classified in Level 3 at December 31, 2015.

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

Future Policy Benefits – The liability for future policy benefits is related to guarantees primarily associated with the living benefit features of certain variable annuity contracts, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), accounted for as embedded derivatives. The fair values of these liabilities are calculated as the present value of future expected benefit payments to contractholders less the present value of future expected rider fees attributable to the living benefit feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management’s judgment.

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

Policyholders' account balances – The liability for policyholders' account balances is related to certain embedded derivative instruments associated with certain "Policyholders' account balances". The fair values are determined consistent with similar derivative instruments described above under "Derivative Instruments".

Transfers between Levels 1 and 2 – Transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s separate account. During the three and nine months ended September 30, 2016 and 2015, there were no transfers between Levels 1 and 2.

Level 3 Assets and Liabilities by Price Source – The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	September 30, 2016
	Internal(1)	External(2)	Total
	(in thousands)
Corporate securities(3)	$12,555	$0	$12,555
Asset-backed securities(4)	32	3,094	3,126
Equity securities	2,060	5,358	7,418
Reinsurance recoverables	743,333	0	743,333
Receivables from parent and affiliates	0	559	559
Total assets	$757,980	$9,011	$766,991
Future policy benefits	$743,333	$0	$743,333
Policyholders' account balances	1,830	0	1,830
Total liabilities	$745,163	$0	$745,163

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015(5)
	Internal(1)	External(2)	Total
	(in thousands)
Corporate securities(3)	$17,809	$0	$17,809
Asset-backed securities(4)	66	25,080	25,146
Equity securities	0	7,050	7,050
Reinsurance recoverables	356,337	0	356,337
Receivables from parent and affiliates	0	3,511	3,511
Total assets	$374,212	$35,641	$409,853
Future policy benefits	$449,073	$0	$449,073
Total liabilities	$449,073	$0	$449,073

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

	September 30, 2016
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(8)	$12,555	Discounted cash flow	Discount rate	4.74%	8.08%	5.49%	Decrease
Reinsurance recoverables	$743,333	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits(2)	$743,333	Discounted cash flow	Lapse rate(3)	0%	13%		Decrease
			NPR spread(4)	0.36%	1.74%		Decrease
			Utilization rate(5)	52%	96%		Increase
			Withdrawal rate(6)			See table footnote (6) below
			Mortality rate(7)	0%	14%		Decrease
			Equity volatility curve	17%	25%		Increase

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(8)	$17,809	Discounted cash flow	Discount rate	5.76%	7.98%	6.71%	Decrease
Reinsurance recoverables	$356,337	Fair values are determined in the same manner as future policy benefits.
Liabilities:
Future policy benefits(2)	$449,073	Discounted cash flow	Lapse rate(3)	0%	14%		Decrease
			NPR spread(4)	0.06%	1.76%		Decrease
			Utilization rate(5)	56%	96%		Increase
			Withdrawal rate(6)	74%	100%		Increase
			Mortality rate(7)	0%	14%		Decrease
			Equity volatility curve	17%	28%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.

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

(6)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions may vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of September 30, 2016, the minimum withdrawal assumption rate is 78% and the maximum withdrawal assumption rate may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in Level 3 Assets and Liabilities – The following tables provide summaries of the changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods:

	Three Months Ended September 30, 2016
	Fixed Maturities Available-for-Sale
	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities	Trading Account Assets - Equity Securities
	(in thousands)
Fair value, beginning of period	$9,756	$2,461	$10,409	$6,897
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	13	0	(2)	0
Asset management fees and other income	0	0	0	521
Included in other comprehensive income (loss)	237	51	16	0
Net investment income	6	0	2	0
Purchases	329	0	2,094	0
Sales	0	0	(3,344)	0
Issuances	0	0	0	0
Settlements	(298)	0	0	0
Transfers into Level 3(1)	0	0	0	0
Transfers out of Level 3(1)	0	0	(6,049)	0
Fair value, end of period	$10,043	$2,512	$3,126	$7,418
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$521

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2016
	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits	Policyholders' Account Balances
	(in thousands)
Fair value, beginning of period	$757,897	$555	$(757,897)	$(606)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(6)	(33,846)	0	33,846	(2,009)
Asset management fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	4	0	0
Net investment income	0	0	0	0
Purchases	19,282	0	0	0
Sales	0	0	0	0
Issuances	0	0	(19,282)	0
Settlements	0	0	0	785
Transfers into Level 3(1)	0	0	0	0
Transfers out of Level 3(1)	0	0	0	0
Fair value, end of period	$743,333	$559	$(743,333)	$(1,830)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$25,565	$0	$31,605	$(1,830)
Asset management fees and other income	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2016
	Fixed Maturities Available-for-Sale
	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities	Trading Account Assets - Equity Securities
	(in thousands)
Fair value, beginning of period	$9,781	$8,028	$25,146	$7,050
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	13	0	(2)	0
Asset management fees and other income	0	0	0	194
Included in other comprehensive income (loss)	377	42	10	0
Net investment income	11	0	11	0
Purchases	458	0	2,593	0
Sales	(86)	(1,471)	(6,037)	(1,440)
Issuances	0	0	0	0
Settlements	(511)	(5,129)	(28)	0
Transfers into Level 3(1)	0	1,042	1,941	0
Transfers out of Level 3(1)	0	0	(20,508)	0
Other(5)	0	0	0	1,614
Fair value, end of period	$10,043	$2,512	$3,126	$7,418
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$194

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2016
	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits	Policyholders' Account Balances
	(in thousands)
Fair value, beginning of period	$356,337	$3,511	$(449,073)	$(606)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(6)	335,914	(6)	(239,426)	(2,009)
Asset management fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	20	0	0
Net investment income	0	0	0	0
Purchases	51,082	0	0	0
Sales	0	(994)	0	0
Issuances	0	0	(54,834)	0
Settlements	0	0	0	785
Transfers into Level 3(1)	0	0	0	0
Transfers out of Level 3(1)	0	(1,972)	0	0
Other	0	0	0	0
Fair value, end of period	$743,333	$559	$(743,333)	$(1,830)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$723,728	$0	$(245,642)	$(2,009)
Asset management fees and other income	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2015(4)
	Fixed Maturities Available-For-Sale
	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Public	Foreign Corporate Private Securities	Asset-Backed Securities
	(in thousands)
Fair value, beginning of period	$(1)	$5,892	$0	$3,771	$26,389
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(67)	0	(1,035)	3
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	0	(217)	5	397	(77)
Net investment income	0	2	0	(26)	28
Purchases	0	9,083	363	188	0
Sales	0	0	0	(37)	(1,500)
Issuances	0	0	0	0	0
Settlements	0	(4,949)	0	0	(768)
Transfers into Level 3(1)	0	0	0	0	94
Transfers out of Level 3(1)	0	0	0	0	(2,733)
Fair value, end of period	$(1)	$9,744	$368	$3,258	$21,436
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2015(4)
	Trading Account Assets - Equity Securities	Equity Securities, Available-for-Sale	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$7,097	$99	$204,998	$1,553	$(261,502)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	52	166,280	0	(208,253)
Asset management fees and other income	(47)	0	0	0	0
Included in other comprehensive income (loss)	0	(39)	0	5	0
Net investment income	0	(7)	0	0	0
Purchases	0	0	13,056	0	0
Sales	0	0	0	0	0
Issuances	0	0	0	0	(16,169)
Settlements	0	(105)	0	0	0
Transfers into Level 3(1)	0	0	0	1,974	0
Transfers out of Level 3(1)	0	0	0	(997)	0
Fair value, end of period	$7,050	$0	$384,334	$2,535	$(485,924)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$169,698	$0	$(210,030)
Asset management fees and other income	$(47)	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2015(4)
	Fixed Maturities Available-For-Sale
	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Public Securities	Foreign Corporate Private Securities	Asset-Backed Securities
	(in thousands)
Fair value, beginning of period	$537	$5,818	$0	$4,441	$10,092
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(67)	0	(973)	3
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	(7)	(154)	5	19	6
Net investment income	(3)	2	0	(22)	19
Purchases	0	9,110	363	539	17,233
Sales	0	(1)	0	(68)	(1,500)
Issuances	0	0	0	0	0
Settlements	0	(4,964)	0	(678)	(772)
Transfers into Level 3(1)	0	0	0	0	4,959
Transfers out of Level 3(1)	(528)	0	0	0	(8,604)
Fair value, end of period	$(1)	$9,744	$368	$3,258	$21,436
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2015(4)
	Trading Account Assets - Equity Securities	Equity Securities, Available-for-Sale	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$0	$92	$339,982	$4,594	$(428,837)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	52	5,883	0	(9,591)
Asset management fees and other income	1,051	0	0	0	0
Included in other comprehensive income (loss)	0	(39)	0	(31)	0
Net investment income	0	0	0	0	0
Purchases	0	0	38,469	0	0
Sales	0	0	0	0	0
Issuances	0	0	0	0	(47,496)
Settlements	0	(105)	0	0	0
Transfers into Level 3(1)	0	0	0	2,967	0
Transfers out of Level 3(1)	0	0	0	(4,995)	0
Other(3)	5,999	0	0	0	0
Fair value, end of period	$7,050	$0	$384,334	$2,535	$(485,924)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$11,743	$0	$(17,110)
Asset management fees and other income	$1,051	$0	$0	$0	$0

(1)	Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfer occurs for any such assets still held at the end of the quarter.

(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(3)	Other primarily represents reclassifications of certain assets between reporting categories.

(4)	Prior period amounts have been reclassified to conform to current period presentation, including the adoption of ASU 2015-07.

(5)	Primarily related to private warrants reclassified from derivatives to trading securities.

(6)
Realized investment gains (losses) on Future Policy Benefits and Reinsurance Recoverables primarily represents the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts. Refer to Note 1 for impacts to Realized investment gains (losses) related to the Variable Annuities Recapture.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2016(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$168,573	$168,573	$159,507
Policy loans	0	0	186,385	186,385	186,385
Cash and cash equivalents	3,835	5,669	0	9,504	9,504
Accrued investment income	0	15,737	0	15,737	15,737
Receivables from parent and affiliates	0	27,337	0	27,337	27,337
Other assets	0	3,034	0	3,034	3,034
Total assets	$3,835	$51,777	$354,958	$410,570	$401,504
Liabilities:
Policyholders’ account balances - investment contracts	$0	$158,019	$43,645	$201,664	$201,624
Cash collateral for loaned securities	0	12,896	0	12,896	12,896
Long-term debt to affiliates	0	0	0	0	0
Payables to parent and affiliates	0	9,834	0	9,834	9,834
Other liabilities	0	29,131	0	29,131	29,131
Total liabilities	$0	$209,880	$43,645	$253,525	$253,485

	December 31, 2015(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$8,540	$245,041	$253,581	$248,209
Policy loans	0	0	185,508	185,508	185,508
Cash and cash equivalents	1,158	96,599	0	97,757	97,757
Accrued investment income	0	16,644	0	16,644	16,644
Receivables from parent and affiliates	0	23,212	0	23,212	23,212
Other assets	0	2,664	0	2,664	2,664
Total assets	$1,158	$147,659	$430,549	$579,366	$573,994
Liabilities:
Policyholders’ account balances - investment contracts	$0	$145,502	$41,262	$186,764	$187,827
Cash collateral for loaned securities	0	3,030	0	3,030	3,030
Short-term debt to affiliates	0	24,188	0	24,188	24,000
Long-term debt to affiliates	0	92,470	0	92,470	92,000
Payables to parent and affiliates	0	8,441	0	8,441	8,441
Other liabilities	0	39,009	0	39,009	39,009
Total liabilities	$0	$312,640	$41,262	$353,902	$354,307

(1)
As discussed in Note 2, the Company adopted ASU 2015-07, effective January 1, 2016, which resulted in the exclusion of certain other long-term investments from the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been revised to conform to the current period presentation. At September 30, 2016 and December 31, 2015, the fair values of these cost method investments were $1.7 million and $1.4

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

million, respectively, which had been previously classified in Level 3 at December 31, 2015. The carrying values of these investments were $1.6 million and $1.3 million as of September 30, 2016 and December 31, 2015, respectively.

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

Commercial Mortgage and Other Loans

The fair value of most commercial mortgage loans is based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate or foreign government bond rate (for non-U.S. dollar-denominated loans) plus an appropriate credit spread for loans of similar quality, average life, and currency. The quality ratings for these loans, a primary determinant of the credit spreads and a significant component of the pricing process, are based on an internally-developed methodology. Certain commercial mortgage loans are valued incorporating other factors, including the terms of the loans, the principal exit strategies and their timing for the loans, prevailing interest rates and credit risk.

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

The table below provides a summary of the gross notional amount and fair value of derivative contracts by the primary underlying, excluding embedded derivatives which are recorded with the associated host and the related reinsurance recoverables. Many derivative instruments contain multiple underlyings. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral held with the same counterparty, and non-performance risk.

	September 30, 2016			December 31, 2015
	Notional	Gross Fair Value		Notional	Gross Fair Value
Primary Underlying		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$48,906	$3,697	$(411)	$54,443	$5,572	$0
Total Qualifying Hedges	$48,906	$3,697	$(411)	$54,443	$5,572	$0
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$59,075	$7,491	$(116)	$57,201	$6,076	$0
Credit
Credit Default Swaps	3,000	0	(308)	7,275	268	(222)
Currency/Interest Rate
Foreign Currency Swaps	13,403	2,609	0	24,715	3,597	0
Foreign Currency
Foreign Currency Forwards	568	4	0	550	5	0
Equity
Equity Options	61,651	2,428	(626)	30,501	2,341	(142)
Total Non-Qualifying Hedges	$137,697	$12,532	$(1,050)	$120,242	$12,287	$(364)
Total Derivatives (1)	$186,603	$16,229	$(1,461)	$174,685	$17,859	$(364)

(1)	Excludes embedded derivatives and the related reinsurance recoverables which contain multiple underlyings.

The fair value of the embedded derivatives, included in "Future policy benefits," was a net liability of $743 million and $449 million as of September 30, 2016 and December 31, 2015, respectively. The fair value of the related reinsurance recoverables, included in "Reinsurance recoverables," was an asset of $743 million and $356 million as of September 30, 2016 and December 31, 2015, respectively. See Note 7 for additional information on these reinsurance agreements.

The fair value of the embedded derivatives, included in "Policyholders' account balances," was a net liability of $2 million and $1 million as of September 30, 2016 and December 31, 2015, respectively. There was no related reinsurance recoverable.

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

	September 30, 2016
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statement of Financial Position	Net Amounts Presented in the Consolidated Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$16,229	$(1,326)	$14,903	$(14,903)	$0
Securities purchased under agreement to resell	6,000	0	6,000	(6,000)	0
Total Assets	$22,229	$(1,326)	$20,903	$(20,903)	$0
Offsetting of Financial Liabilities:
Derivatives	$1,461	$(1,461)	$0	$0	$0
Securities sold under agreement to repurchase	0	0	0	0	0
Total Liabilities	$1,461	$(1,461)	$0	$0	$0

	December 31, 2015
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statement of Financial Position	Net Amounts Presented in the Consolidated Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$16,245	$(364)	$15,881	$(15,157)	$724
Securities purchased under agreement to resell	96,599	0	96,599	(96,599)	0
Total Assets	$112,844	$(364)	$112,480	$(111,756)	$724
Offsetting of Financial Liabilities:
Derivatives	$364	$(364)	$0	$0	$0
Securities sold under agreement to repurchase	0	0	0	0	0
Total Liabilities	$364	$(364)	$0	$0	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 8. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

	Three Months Ended September 30, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$32	$89	$(1,106)
Total cash flow hedges	0	32	89	(1,106)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(340)	0	0	0
Currency	33	0	0	0
Currency/Interest Rate	448	0	4	0
Credit	(157)	0	0	0
Equity	356	0	0	0
Embedded Derivatives	(3,735)	0	0	0
Total non-qualifying hedges	(3,395)	0	4	0
Total	$(3,395)	$32	$93	$(1,106)

	Nine Months Ended September 30, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$183	$380	$(2,406)
Total cash flow hedges	0	183	380	(2,406)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	2,894	0	0	0
Currency	191	0	0	0
Currency/Interest Rate	1,448	0	4	0
Credit	(524)	0	0	0
Equity	407	0	0	0
Embedded Derivatives	89,615	0	0	0
Total non-qualifying hedges	94,031	0	4	0
Total	$94,031	$183	$384	$(2,406)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$68	$151	$2,279
Total cash flow hedges	0	68	151	2,279
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,953	0	0	0
Currency	0	0	0	0
Currency/Interest Rate	1,320	0	14	0
Credit	300	0	0	0
Equity	(688)	0	0	0
Embedded Derivatives	(44,358)	0	0	0
Total non-qualifying hedges	(41,473)	0	14	0
Total	$(41,473)	$68	$165	$2,279

	Nine Months Ended September 30, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$176	$184	$4,735
Total cash flow hedges	0	176	184	4,735
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	2,261	0	0	0
Currency	3	0	0	0
Currency/Interest Rate	2,343	0	28	0
Credit	198	0	0	0
Equity	(883)	0	0	0
Embedded Derivatives	(11,641)	0	0	0
Total non-qualifying hedges	(7,719)	0	28	0
Total	$(7,719)	$176	$212	$4,735

(1)	Amounts deferred in AOCI.

For the three and nine months ended September 30, 2016 and 2015, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2015	$5,651
Net deferred gains (losses) on cash flow hedges from January 1 to September 30, 2016	(761)
Amounts reclassified into current period earnings	(1,645)
Balance, September 30, 2016	$3,245

Using September 30, 2016 values, it is estimated that a pre-tax gain of $0.1 million will be reclassified from AOCI to earnings during the subsequent twelve months ending September 30, 2017, offset by amounts pertaining to the hedged items. As of September 30, 2016, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 14 years. Income amounts deferred in AOCI as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” within OCI in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Credit Derivatives

The Company has no exposure from credit derivatives where it has written credit protection as of September 30, 2016 and December 31, 2015.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. The Company has outstanding notional amounts of $3 million and $7 million as of September 30, 2016 and December 31, 2015, respectively, reported at fair value as a liability of $0.3 million as of September 30, 2016 and an asset of $0.0 million as of December 31, 2015.

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

6.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund commercial loans. As of September 30, 2016, there were $9 million outstanding commitments to fund commercial loans. As of December 31, 2015, there were $4 million outstanding commitments to fund commercial loans. The Company has made commitments to purchase or fund investments, mostly private fixed maturities. As of September 30, 2016 and December 31, 2015, $10 million and $1 million, respectively, of these commitments were outstanding.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of September 30, 2016, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $1 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

7.    REINSURANCE

The Company participates in reinsurance with its affiliates Prudential Arizona Reinsurance Captive Company (“PARCC”), Prudential Arizona Reinsurance Term Company (“PAR Term”), Prudential Arizona Reinsurance Universal Company (“PAR U”), and Prudential Term Reinsurance Company (“Term Re”), its parent companies, Pruco Life and Prudential Insurance, third parties and participated in reinsurance with its affiliate Pruco Re through March 31, 2016. The reinsurance agreements provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage statutory capital, facilitate its capital market hedging program, and align accounting methodology for the assets and liabilities of living benefit riders contained in annuities contracts. See Note 1 for additional information on the change effective April 1, 2016 related to the Variable Annuities Recapture. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

Reserves related to reinsured long duration contracts are accounted for using assumptions consistent with those used to account for the underlying contracts. Amounts recoverable from reinsurers for long duration reinsurance arrangements are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies. Reinsurance premiums ceded for universal life products are accounted for as a reduction of policy charges and fee income. Reinsurance premiums ceded for term insurance products are accounted for as a reduction of premiums.

Realized investment gains and losses include the impact of reinsurance agreements. The Company has entered into a reinsurance agreement to transfer the risk related to living benefit guarantees on variable annuities to Prudential Insurance. See Note 1 for additional information on the change effective April 1, 2016 related to the Variable Annuities Recapture. These reinsurance agreements are derivatives and have been accounted for in the same manner as embedded derivatives and the changes in the fair value of these derivatives are recognized through “Realized investment gains (losses), net”. See Note 5 for additional information related to the accounting for embedded derivatives.

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Reinsurance recoverables	$2,509,513	$1,634,696
Policy loans	(14,656)	(12,989)
Deferred policy acquisition costs	(625,566)	(252,795)
Deferred sales inducements	(54,303)	0
Other assets	20,063	0
Other liabilities	27,783	47,421

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The reinsurance recoverables by counterparty is broken out below.

	Reinsurance Recoverables
	September 30, 2016	December 31, 2015
	(in thousands)
Prudential Insurance	$1,078,614	$30,079
PAR U	678,948	560,188
PARCC	509,284	496,591
PAR Term	170,885	142,068
Term Re	60,957	37,391
Pruco Life	7,960	29,796
Pruco Re	0	336,653
Unaffiliated	2,865	1,930
Total reinsurance recoverables	$2,509,513	$1,634,696

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Premiums:
Direct	$53,304	$50,692	$161,347	$153,807
Assumed	0	0	0	0
Ceded	(48,400)	(46,955)	(195,682)	(142,787)
Net Premiums	4,904	3,737	(34,335)	11,020
Policy charges and fee income:
Direct	82,036	78,208	195,114	229,749
Assumed	(2)	0	(2)	0
Ceded (1)	(76,504)	(36,529)	(137,228)	(84,198)
Net policy charges and fee income	5,530	41,679	57,884	145,551
Net investment income:
Direct	22,813	17,194	56,430	51,258
Assumed	0	0	0	0
Ceded	(146)	(144)	(401)	(353)
Net investment income	22,667	17,050	56,029	50,905
Asset administration fees:
Direct	9,057	9,108	25,750	29,975
Assumed	0	0	0	0
Ceded	(6,944)	0	(13,536)	0
Net asset administration fees	2,113	9,108	12,214	29,975
Interest credited to policyholders’ account balances:
Direct	8,553	20,976	46,864	49,901
Assumed	0	0	0	0
Ceded	(1,043)	(2,965)	(10,747)	(8,594)
Net interest credited to policyholders’ account balances	7,510	18,011	36,117	41,307
Policyholders’ benefits (including change in reserves):
Direct	103,234	54,004	219,878	181,101
Assumed	0	0	0	0
Ceded (2)	(102,970)	(54,023)	(222,292)	(159,504)
Net policyholders’ benefits (including change in reserves)	264	(19)	(2,414)	21,597
Realized investment gains (losses), net:
Direct	33,309	(205,761)	(236,237)	(3,935)
Assumed	0	0	0	0
Ceded	(37,121)	163,626	329,682	(2,335)
Realized investment gains (losses), net	(3,812)	(42,135)	93,445	(6,270)
Net reinsurance expense allowances, net of capitalization and amortization	(17,498)	(8,288)	(62,849)	(19,932)

(1)	"Policy charges and fee income ceded" includes $(3) million of unaffiliated activity for both the three and nine months ended September 30, 2016 and 2015.

(2)
"Policyholders’ benefits (including change in reserves) ceded" includes $(2) million and $(5) million of unaffiliated activity for the three months ended September 30, 2016 and 2015, respectively, and $(1) million and $(3) million for the nine months ended September 30, 2016 and 2015, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The table above includes amounts related to the Variable Annuities Recapture effective April 1, 2016, as described in Note 1.

Substantially all reinsurance contracts are with affiliates as of September 30, 2016 and 2015. The gross and net amounts of life insurance face amount in force as of September 30, 2016 and 2015, were as follows:

	September 30, 2016	September 30, 2015
	(in thousands)
Gross life insurance face amount in force	$127,999,559	$119,998,465
Reinsurance ceded	(116,739,835)	(109,386,865)
Net life insurance face amount in force	$11,259,724	$10,611,600

Information regarding significant affiliated reinsurance arrangements is described below.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. Effective April 1, 2016 the Company has entered into a reinsurance agreement with Prudential Insurance to reinsure its variable annuity base contracts, along with the living benefit riders. See Note 1 for additional information related to the Variable Annuity Recapture.

PAR U

Effective July 1, 2011, the Company reinsures an amount equal to 95% of all risks associated with its universal life policies with PAR U.

PARCC

The Company reinsures 90% of the risks under its term life insurance policies with effective dates prior to January 1, 2010, through an automatic coinsurance agreement with PARCC.

PAR Term

The Company reinsures 95% of the risks under its term life insurance policies with effective dates January 1, 2010 through December 31, 2013, through an automatic coinsurance agreement with PAR Term.

Term Re

The Company reinsures 95% of the risks under its term life insurance policies with effective dates on or after January 1, 2014, through an automatic coinsurance agreement with Term Re.

Pruco Life

The Company reinsures certain Corporate Owned Life Insurance (“COLI”) policies with Pruco Life. Through March 31, 2016, the Company reinsured Prudential Defined Income ("PDI") living benefit riders with Pruco Life. Effective April 1, 2016, the Company recaptured PDI living benefit riders from Pruco Life and reinsured them with Prudential Insurance. See Note 1 for additional information related to the Variable Annuity Recapture.

Pruco Re

Through March 31, 2016, the Company entered into various automatic coinsurance agreements with Pruco Re to reinsure its living benefit features sold on certain of its annuities. See Note 1 for additional information on the change effective April 1, 2016 related to the Variable Annuities Recapture.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was $0.0 million for both the three months ended September 30, 2016 and 2015, and $0.1 million for both the nine months ended September 30, 2016 and 2015. The expense charged to the Company for the deferred compensation program was $0.3 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively, and $0.6 million for both the nine months ended September 30, 2016 and 2015.

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $0.7 million and $0.6 million for the three months ended September 30, 2016 and 2015, respectively and $2 million for both the nine months ended September 30, 2016 and 2015.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.9 million and $0.8 million for the three months ended September 30, 2016 and 2015, respectively, and $3 million and $2 million for the nine months ended September 30, 2016 and 2015, respectively.

Prudential Insurance sponsors voluntary savings plans for its employees' 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $0.3 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively, and $0.9 million and $0.7 million for the nine months ended September 30, 2016 and 2015, respectively.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $18 million and $17 million for the three months ended September 30, 2016 and 2015, respectively, and $55 million for both the nine months ended September 30, 2016 and 2015.

Corporate Owned Life Insurance

The Company has sold three COLI policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI contracts was $1,960 million at September 30, 2016 and $1,660 million at December 31, 2015. Fees related to these COLI policies were $6 million and $5 million for the three months ended September 30, 2016 and 2015, respectively, and $18 million and $17 million for the nine months ended September 30, 2016 and 2015, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 5 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other long-term investments" includes $25 million as of September 30, 2016 and December 31, 2015. "Net investment income" related to these ventures includes a gain of $0.7 million and a loss of $0.6 million for the three months ended September 30, 2016 and 2015, respectively, and a gain of $0.5 million and $0.1 million for the nine months ended September 30, 2016 and 2015, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and Prudential Investments LLC ("Prudential Investments") whereby the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust. Income received from ASTISI and Prudential Investments related to this agreement was $7 million for both the three months ended September 30, 2016 and 2015, and $20 million and $24 million for the nine months ended September 30, 2016 and 2015, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with Prudential Investments, whereby the Company receives fee income based on contractholders’ separate account balances invested in The Prudential Series Fund. Income received from Prudential Investments related to this agreement was $2 million for both the three months ended September 30, 2016 and 2015, and $6 million for both the nine months ended September 30, 2016 and 2015. These revenues are recorded as “Asset administration fees” in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $1 million for both the three months ended September 30, 2016 and 2015, and $2 million for both the nine months ended September 30, 2016 and 2015. These expenses are recorded as “Net investment income” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in “Other assets” at September 30, 2016 and December 31, 2015 were as follows:

	Maturity Dates			Interest Rates			September 30, 2016	December 31, 2015
							(in thousands)
U.S. Dollar floating rate notes	2025	-	2026	1.36%	-	2.34%	$5,995	$5,469
U.S. Dollar fixed rate notes (1)	2026	-	2027	0.00%	-	14.85%	4,198	4,986
Euro-denominated fixed rate notes			2025			2.30%	559	2,022
Total long-term notes receivable - affiliated							$10,752	$12,477

(1)	All long-term notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

The affiliated notes receivable shown above include those classified as loans, and carried at unpaid principal balance, net of any allowance for losses and those classified as available-for-sale securities and other trading account assets carried at fair value. The Company monitors the internal and external credit ratings of these loans and loan performance. The Company also considers any guarantees made by Prudential Insurance for loans due from affiliates.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Accrued interest receivable related to these loans was $0.1 million at September 30, 2016 and December 31, 2015, and is included in “Other assets”. Revenues related to these loans were $0.1 million for both the three months ended September 30, 2016 and 2015, and $0.3 million and $0.4 million for the nine months ended September 30, 2016 and 2015, respectively, and are included in “Other income.”

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the nine months ended September 30, 2016 and for the year ended December 31, 2015, excluding those related to the Variable Annuities Recapture effective April 1, 2016, as described in Note 1.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/ (Decrease)	Realized Investment Gain/(Loss), Net	Derivative Gain/(Loss)
				(in thousands)
Prudential Insurance	March-15	Purchase	Fixed Maturities & Trading Account Assets	$24,301	$20,449	$(2,504)	$0	$0

Debt Agreements

The Company is authorized to borrow funds up to $200 million from affiliates to meet its capital and other funding needs. During the second quarter of 2016, the Company reassigned all the remaining debt to Prudential Insurance as part of the Variable Annuities Recapture. See Note 1 for additional information on the reassignment effective April 1, 2016. The following table provides the breakout of the Company’s short-term and long-term debt with affiliates:

Affiliate	Date Issued	Amount of Notes - September 30, 2016	Amount of Notes - December 31, 2015	Interest Rate			Date of Maturity
		(in thousands)
Prudential Financial	12/16/2011	$0	$11,000			3.61%			12/16/16
Prudential Financial	11/15/2013	0	9,000			2.24%			12/15/18
Prudential Financial	11/15/2013	0	23,000			3.19%			12/15/20
Prudential Financial	12/15/2014	0	5,000			2.57%			12/15/19
Prudential Financial	12/15/2014	0	23,000			3.14%			12/15/21
Prudential Financial	9/21/2015	0	26,000	1.40%	-	1.93%	12/17/16	-	12/17/17
Prudential Financial	12/16/2015	0	1,000			2.85%			12/16/20
Prudential Financial	12/16/2015	0	18,000			3.37%			12/16/22
Total Loans Payable to Affiliates		$0	$116,000

The total interest expense to the Company related to loans payable to affiliates was $0 million and $1 million for the three months ended September 30, 2016 and 2015, respectively, and $1 million and $2 million for the nine months ended September 30, 2016 and 2015, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Contributed Capital and Dividends

In March 2016, the Company received capital contributions in the amount of $1.3 million from Pruco Life. For the year ended December 31, 2015, the Company did not receive any capital contributions.

During the nine months ended September 30, 2016, the Company paid a dividend in the amount of $241 million to Pruco Life. For the year ended December 31, 2015, the Company did not pay any dividends.

Reinsurance with affiliates

As discussed in Note 7, the Company participates in reinsurance transactions with certain affiliates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of September 30, 2016, compared with December 31, 2015, and its consolidated results of operations for the three and nine months ended September 30, 2016 and 2015. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company is licensed to sell variable and fixed annuities, universal life insurance, variable life insurance and term life insurance in New Jersey and New York only and sells such products primarily through affiliated and unaffiliated distributors.

Variable Annuities Recapture

Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to its affiliated companies, Pruco Reinsurance, Ltd. (“Pruco Re”) and Pruco Life Insurance Company ("Pruco Life"), in order to facilitate the capital markets hedging program for these living benefit guarantees in Pruco Re. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re and Pruco Life. In addition, the Company reinsured the variable annuity base contracts, along with the living benefit guarantees, to The Prudential Insurance Company of America (“Prudential Insurance”). This reinsurance agreement covers new and in force business. The product risks related to the reinsured business are being managed in Prudential Insurance. These series of transactions are collectively referred to as the "Variable Annuities Recapture."

Regulatory Developments

Resolution Planning
In August 2016 the Board of Governors of the Federal Reserve System (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) announced that for non-bank financial companies (“Designated Financial Companies”) supervised by the FRB under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), such as Prudential Financial, and certain banks required to file annual resolution plans, the next resolution plan filing deadline will be delayed from December 31, 2016 to December 31, 2017.
Capital and Prudential Standards

In June 2016, the FRB issued an advance notice of proposed rulemaking regarding approaches to regulatory capital requirements for institutions supervised by the FRB that are significantly engaged in insurance activities, including Designated Financial Companies. The advance notice invites comments on a “building block approach” and a “consolidated approach” for determining capital requirements, including which approach is appropriate for Designated Financial Companies. The building block approach would aggregate capital resources and requirements across different legal entities to calculate combined qualifying and required capital for the insurance group. The consolidated approach would categorize insurance liabilities, assets and certain other exposures into risk segments, determine consolidated required capital by applying risk factors to the amounts in each segment, define qualifying capital for the consolidated firm, and then compare consolidated qualifying capital to consolidated required capital. The building block approach and the consolidated approach as described in the advance notice of proposed rulemaking are high level concepts for capital standards, and will ultimately need to be defined in detail in any final standards. The comment period for the advance notice closed on September 16, 2016.

Also in June 2016, the FRB issued proposed enhanced prudential standards for Designated Financial Companies relating to corporate governance, risk management, and liquidity risk management. The proposed corporate governance standards would require Designated Financial Companies to establish and maintain a risk committee of the board of directors and appoint a chief risk officer and chief actuary. The proposed risk management standards would require Designated Financial Companies to establish a risk management framework that includes policies, procedures, processes and systems. The proposed liquidity risk management standards would require periodic cash-flow projections, liquidity stress testing and maintenance of a liquidity buffer. The comment period for this proposal closed on August 17, 2016.

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

Principles Based Reserving

In June 2016, the National Association of Insurance Commissioners (the “NAIC”) adopted a recommendation that will activate a principles-based reserving approach for life insurance products. Principles-based reserving replaces the reserving methods for life insurance products for which the current formulaic basis for reserves may not fully reflect the risks or costs of the liability or obligations of the insurer. The principles-based reserving approach has a three year phase in period. At the Company's discretion, it may be applied to new individual life business beginning as early as January 1, 2017, and must be applied for all new individual life business issued January 1, 2020 and later. The Company may select different implementation dates for different products. Principles-based reserving will not affect reserves for policies in force prior to January 1, 2017. The Company is currently assessing the impact of this new reserving approach on projected statutory reserve levels and product pricing for its portfolio of individual life product offerings.

DOL Fiduciary Rule

In April 2016, the U.S. Department of Labor (“DOL”) issued a final regulation accompanied by new class exemptions and amendments to long-standing exemptions from the prohibited transaction provisions under the Employee Retirement Income Security Act (“ERISA”) (collectively, the “Rules”), with implementation beginning in April 2017, and compliance with certain additional provisions required by January 2018. The Rules redefine who will be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts (“IRAs”), and generally provide that advice to a plan participant or IRA owner will be treated as a fiduciary activity. We are analyzing the Rules’ impact on our operations and have started implementing the necessary adjustments to come into alignment with the Rules’ requirements. In addition, in October 2016, the DOL issued interpretive guidance on the Rules, and we are evaluating whether or not the guidance will affect our implementation plans.

Overall, the Rules will result in increased compliance costs and may create increased exposure to legal claims under certain circumstances, including class actions. We believe the Rules will primarily impact our individual annuities business and our Prudential Advisors distribution system, which we include in the results of our individual life business. Significant aspects of the Rules and their impact on our businesses include the following:

•
Prudential Advisors: We are taking the steps we believe are required to comply with the new “best interest contract exemption” for investment advice concerning retirement plans and IRAs including recommendations to purchase products sold to IRAs, which constitutes a significant part of Prudential Advisors’ non-life insurance new business revenues. The Rules state that proprietary products may be sold to IRA owners if certain conditions are met, subject to significant new requirements for this type of sale, and we are evaluating processes to comply with these requirements. The Rules will impose compliance and contract requirements and would give customers a new private right of action for breach of contract that in some circumstances may result in damages and liability under ERISA and the Internal Revenue Code for excise taxes, disgorgement of profit, and other possible remedies. The Rules will lead to changes to compensation and benefit structures, and possibly to our product offerings.

•
Annuities: Sales of variable annuities by our retail distributors will be subject to the best interest contract exemption described above, but certain fixed annuities can be subject to a separate exemption or to the best interest contract exemption. As a result of the Rules, certain distributors are announcing that they will restrict the sale of certain types of annuities. In addition, we may need to alter our product design, offerings or pricing to meet the needs of certain distributors who are requesting changes to support their compliance with the Rules. We will need to monitor or potentially limit wholesaling and other sales support and customer service activities to avoid fiduciary status as the manufacturer under the Rules.

Several financial services industry groups have initiated litigation challenging the Rules on both procedural and substantive grounds. The outcome of these litigations may alter whether and how some or all of the Rules are applied to our businesses.

For additional information on the potential impacts of regulation on the Company see “Business-Regulation” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Revenues and Expenses

The Company earns revenues principally from insurance premiums; mortality and expense fees, and asset administration fees from insurance and investment products; and from net investment income on the investment of general account and other funds. The Company earns premiums primarily from the sale of individual life insurance and annuity products. The Company earns mortality and expense fees, and asset administration fees primarily from the sale and servicing of universal life insurance and separate account products including variable life insurance and variable annuities. The Company’s operating expenses principally consist of insurance benefits provided and reserves established for anticipated future insurance benefits, general business expenses, reinsurance premiums, commissions and other costs of selling and servicing the various products sold and interest credited on general account liabilities.

Effective February 25, 2013, the Advanced Series Trust (“AST”) adopted a Rule 12b-1 Plan under the Investment Company Act of 1940 with respect to most of the AST portfolios that are offered through the Company’s variable annuity and variable life insurance products. Under the Rule 12b-1 Plan, AST pays an affiliate of the Company for distribution and administrative services. In June 2015, AST received shareholder approval to amend the Rule 12b-1 Plan. Effective July 1, 2015, there was an increase in the amount AST pays the Company's affiliate for distribution and administrative services with respect to these portfolios. However, there was also a reduction in management fees. In addition, due to the revised Rule 12b-1 Plan, the asset administration fees received by the Company from AST Investment Services, Inc., and related distribution expenses of the Company, have decreased.

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

We offer certain variable annuities that provide our contractholders with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed death and living benefits (including versions with enhanced guaranteed minimum death benefits) and annuitization options. The majority of our currently sold contracts include living benefit guarantee which provides, among other features, the ability to make withdrawals based on the highest daily contract value plus a specified return, credited for a period of time. This guaranteed contract value is a notional amount that forms the basis for determining periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value. Certain living benefits can also be purchased with a companion death benefit, also based on a highest daily contract value.

The Prudential Premier® Retirement Variable Annuity with Highest Daily Lifetime Income (“HDI”) v. 3.0 offers lifetime income based on the highest daily account value plus a compounded deferral credit. The Prudential Defined Income (“PDI”) Variable Annuity complements other variable annuity products that we offer with the highest daily benefit. PDI provides guaranteed lifetime withdrawal payments but restricts contractholder investments to a single bond fund sub-account within the separate accounts. PDI includes a living benefit guarantee which provides for a specified lifetime income withdrawal rate applied to the initial premium paid, subject to daily roll-up increases until lifetime withdrawals commence, but does not have the highest daily feature.

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

The Company's in force business includes both variable and fixed annuities that may include guaranteed living benefits riders (e.g., guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”), and guaranteed minimum income and withdrawal benefits (“GMIWB”)), and/or guaranteed minimum death benefits (“GMDB”).

The reserves for GMDB and GMIB are calculated based on best estimates applying our actuarial and capital markets return assumptions in accordance with an insurance fulfillment accounting framework whereby a liability is established over time representing the portion of fees collected that is expected to be used to satisfy the obligation to pay benefits in future periods.

In contrast, certain of our guaranteed living benefit riders (e.g., GMAB, GMWB and GMIWB) are accounted for as embedded derivatives and reported using a fair value accounting framework. These benefit features are carried at fair value based on estimates of assumptions a market participant would use in valuing these embedded derivatives and the change in fair value during each reporting period is recorded within “Realized investment gains (losses), net”.

As mentioned below, in addition to our asset transfer feature, we also manage certain risks associated with our variable annuity products through affiliated reinsurance agreements. Through March 31, 2016, we reinsured the majority of our variable annuity living benefit guarantees to an affiliated reinsurance company, Pruco Re. The living benefits hedging program was primarily executed within Pruco Re to manage capital markets risk associated with the reinsured living benefit guarantees. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re and Pruco Life. In addition, the Company reinsured the variable annuity base contracts, along with the living benefit guarantees, to Prudential Insurance. This reinsurance agreement covers new and in force business. The product risks related to the reinsured business are being managed in Prudential Insurance. In addition, the living benefits hedging program related to the reinsured living benefit guarantees is being managed within Prudential Insurance.

Variable Annuity Risks and Risk Mitigants

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital market assumptions such as equity market returns, interest rates, and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. We currently manage our exposure to certain risks driven by capital markets fluctuations primarily through a combination of two strategies, described below including Product Design Features and an Asset Liability Management ("ALM") Strategy.

Product Design Features

A portion of the variable annuity contracts that we offer include an asset transfer feature. This feature is implemented at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate accounts. The asset transfer feature associated with currently-sold highest daily benefit products uses a designated bond fund sub-account within the separate accounts. The transfers are based on a static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. The objective of the asset transfer feature is to reduce our exposure to equity market risk and market volatility. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder deposits, as well as a required allocation to our general account for certain of our products. We have also introduced products that diversify our risk profile and have incorporated provisions in product design allowing frequent revisions of key pricing elements. In addition, there is diversity in our fee arrangements, as certain fees are primarily based on the benefit guarantee amount, the contractholder account value and/or premiums, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

Asset Liability Management ("ALM") Strategy (including fixed income instruments and derivatives)

Under Prudential Financial's historical hedging program to manage certain capital market risks associated with certain variable annuity living benefit guarantees, the Company utilized the U.S. GAAP valuation, and incorporated certain modifications, in order to derive a hedge target that was more reflective of the Company's best estimate of future benefit payments, net of fees collected. Derivative positions were entered into that sought to offset the change in value of the hedge target.

During the third quarter of 2016, Prudential Insurance implemented a new ALM strategy that utilizes a combination of both traditional fixed income instruments and derivatives to defray potential claims associated with the variable annuity living benefit guarantees. Under the revised strategy, expected living benefit claims under less severe market conditions are managed through the accumulation of fixed income instruments and potential living benefit claims resulting from more severe market conditions are hedged using derivative instruments. Prudential Insurance expects the revised strategy to result in more efficient management of its capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to capital markets movements. Since the ALM strategy is conducted in Prudential Insurance, the results of the strategy do not directly impact the Company's results of operations or financial condition.

The change in hedge strategy had no impact on how we value or account for the living benefit guarantees under U.S. GAAP.

Product Specific Risks and Risk Mitigants

For certain living benefits guarantees, claims will primarily represent the funding of contractholder lifetime withdrawals after the cumulative withdrawals have first exhausted the contractholder account value. Due to the age of the in force block, limited claim payments have occurred to date, and they are not expected to increase significantly within the next five years, based upon current assumptions. The timing and amount of future claims will depend on actual returns on contractholder account value and actual contractholder behavior relative to our assumptions. The majority of our current living benefits guarantees provide for guaranteed lifetime contractholder withdrawal payments inclusive of a “highest daily” contract value guarantee.

The majority of our variable annuity contracts with living benefits guarantees, include risk mitigants in the form of an asset transfer feature and/or inclusion in the ALM strategy within PALAC and Prudential Insurance. The risks associated with the guaranteed benefits of certain legacy products that were sold prior to our implementation of the asset transfer feature are also managed through our ALM strategy within PALAC and Prudential Insurance. Certain legacy GMAB products include the asset transfer feature, but are not included in the ALM strategy.

For our GMDBs, we provide a benefit payable in the event of death. Our base GMDB is generally equal to a return of cumulative deposits adjusted for any partial withdrawals. Certain products include an optional enhanced GMDB based on the greater of a minimum return on the contract value or an enhanced value. We have retained the risk that the total amount of death benefit payable may be greater than the contractholder account value. However, a substantial portion of the account values associated with GMDBs are subject to an asset transfer feature because the contractholder also selected a living benefit guarantee which includes an asset transfer feature. All of the variable annuity account values with living benefit guarantees also contain GMDBs. The living and death benefit features for these contracts cover the same insured life and, consequently, we have insured both the longevity and mortality risk on these contracts.

Term Life Insurance

The Company offers a variety of term life insurance products, which represent 71% of our net individual life insurance in force at September 30, 2016, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

Variable Life Insurance

The Company offers a number of individual variable life insurance products, which represent 19% of our net individual life insurance in force at September 30, 2016, that give the policyholder the flexibility to change both the death benefit and premium payments, and provide the potential to earn returns linked to an underlying investment portfolio that the policyholder selects. The policyholder generally can make deposits for investments in a fixed-rate option which is part of our general account or in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed-rate option provide a guarantee of principal and are credited with interest at rates that we determine, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. The Company also offers a variable life product that has an optional flexible guarantee against lapse where policyholders can select the guarantee period. A number of our currently offered variable life products offer a policy rider that allows death benefits to be accelerated to the policyholder during a chronic or terminal illness, under certain contractual requirements. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance. A meaningful portion of the Company's individual life insurance profits, however, is associated with our large in force block of variable life insurance policies.

Universal Life Insurance

The Company offers universal life insurance products that feature flexible premiums and a crediting rate that we determine, subject to certain contractual minimums. Guaranteed universal life products, which represent 8% of our net individual life insurance in force at September 30, 2016, provide a guarantee of death benefits to remain in force when a policy would otherwise lapse due to insufficient cash value. The Company also offers other universal life insurance products which represent 2% of our net individual life insurance in force at September 30, 2016. These include products that allow the policyholders to allocate all or a portion of their account balance into an index account. The index account provides interest or an interest component linked to, but not an investment in, S&P 500 index performance over the following year, subject to certain participation rates and contractual minimums and maximums. Most of our universal life products now offer a policy rider that allows death benefits to be accelerated to the policyholder during a chronic or terminal illness, under certain contractual requirements. Mortality and expense margins and net interest spread impact profits from universal life insurance.

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

DAC and Other Costs

DAC and other costs associated with the variable and universal life policies and the variable and fixed annuity contracts are generally amortized over the expected life of these policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and the cost related to our guaranteed minimum death benefits ("GMDB") and guaranteed minimum income benefits ("GMIB"). For variable annuities, gross profits and amortization rates also include the impacts of the embedded derivatives associated with certain of the living benefit features of our variable annuity contracts and related hedging activities. In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results and utilize these estimates to calculate amortization rates and expense amounts. In addition, in calculating gross profits, we include the profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 8 to the Unaudited Interim Consolidated Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. For a further discussion of the amortization of DAC and other costs, see “Results of Operations”.

The near-term future equity rate of return assumptions used in evaluating DAC and other costs for our domestic variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of September 30, 2016, our variable annuities and variable life insurance businesses assume an 8% long-term equity expected rate of return and a 5.9% near-term mean reversion equity rate of return.

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

Changes in Financial Position

September 30, 2016 versus December 31, 2015

Total assets increased $1.5 billion, from $15.6 billion at December 31, 2015 to $17.1 billion at September 30, 2016. Significant components were:

•	Separate account assets increased $1.1 billion from $11.6 billion at December 31, 2015 to $12.7 billion at September 30, 2016, primarily driven by favorable fund performance.

•
Reinsurance recoverables increased $0.9 billion from $1.6 billion at December 31, 2015 to $2.5 billion at September 30, 2016. The increase was primarily driven by the reinsured liability for variable annuity living benefit embedded derivatives primarily resulting from an increase in the present value of future expected benefit payments driven by declining interest rates, and ceded policyholders' account balances related to the reinsurance of the Company's variable annuity base contracts, as described within the Variable Annuities Recapture. Also contributing to the increase of reinsurance recoverables was the impact of growth in universal life business, which increased ceded reserves and ceded policyholders’ account balances.

Partially offsetting these increases in total assets were the following items:

•
DAC and DSI decreased $0.4 billion from $0.5 billion at December 31, 2015 to $0.1 billion at September 30, 2016, primarily driven by the ceding of the DAC and DSI balances to Prudential Insurance as a result of the Variable Annuities Recapture.

Total liabilities increased $1.5 billion, from $15.0 billion at December 31, 2015 to $16.5 billion at September 30, 2016. Significant components were:

•	Separate account liabilities increased $1.1 billion, corresponding to the increase in separate account assets described above.

•
Future policy benefits increased $0.4 billion from $1.5 billion at December 31, 2015 to $1.9 billion at September 30, 2016, primarily driven by the mark-to-market of the liability for living benefit embedded derivatives, as described above, higher reserves supporting term life business growth, and an increase in GMDB reserves associated with universal life business.

•	Policyholders’ account balances increased $0.2 billion from $1.7 billion at December 31, 2015 to $1.9 billion at September 30, 2016, primarily driven by universal life business growth.

Partially offsetting these increases in total liabilities were the following items:

•
Debt to affiliates decreased $0.1 billion from $0.1 billion at December 31, 2015 to $0 billion at September 30, 2016, primarily driven by the reassignment of debt to Prudential Insurance as a result of the Variable Annuities Recapture.

Total equity decreased by $0.2 billion from $0.7 billion at December 31, 2015 to $0.5 billion at September 30, 2016, reflecting a recapture loss as a result of the Variable Annuities Recapture.

Results of Operations

Income (loss) from Operations before Income Taxes

2016 to 2015 Three Months Comparison.

Income (loss) from operations before income taxes increased $60 million from a loss of $47 million in the third quarter of 2015 to income of $13 million in the third quarter of 2016. Amortization of DAC and other costs and reserves, resulted in a net charge of $42 million in the third quarter of 2015 primarily driven by the impacts of changes in the estimated profitability of the business which reflect the impact of NPR gains due to widening credit spreads and declining interest rates as well as base amortization. Also contributing was a favorable variance of $38 million in realized gains (losses) related to the living benefit guarantees, partially offset by a decline in net fee income of $37 million due to the Variable Annuities Recapture.

2016 to 2015 Nine Months Comparison.

Income from operations before income taxes increased $57 million from $32 million in the first nine months of 2015 to $89 million in the first nine months of 2016. This was primarily driven by a favorable variance of $132 million resulting from the recapture of the living benefit guarantee from Pruco Re, and subsequent ceding of the variable annuity business to Prudential Insurance. This was partially offset by an unfavorable variance of $74 million from a decline in net fee income as discussed above.

Revenues, Benefits and Expenses

2016 to 2015 Three Months Comparison

Revenues increased $4 million from $29 million in the third quarter of 2015 to $33 million in the third quarter of 2016, primarily driven by an increase in realized investment gains (losses) of $38 million as described above. Partially offset by a decrease in policy charges and fee income of $36 million reflecting the impact of the Variable Annuities Recapture.

Benefits and expenses decreased $57 million from $77 million in the third quarter of 2015 to $20 million in the third quarter of 2016, primarily driven by a favorable variance of $57 million driven by amortization of deferred policy acquisition costs, interest credited to policyholders’ account balances, and general, administrative and other as a result of the Variable Annuities Recapture as discussed above.

2016 to 2015 Nine Months Comparison

Revenues decreased $45 million from $233 million in the first nine months of 2015 to $188 million in the first nine months of 2016, primarily driven by a decline in policy charges and fee income, and asset administration fees of $88 million reflecting the impact of the Variable Annuities Recapture. Premiums decreased $45 million primarily due to the consideration transferred to Prudential Insurance as part of the Variable Annuities Recapture, partially offset by an increase in realized investment gains (losses) of $100 million as described above.

Benefits and expenses decreased $102 million from $202 million in the first nine months of 2015 to $100 million in the first nine months of 2016, primarily driven by a favorable variance in general, administrative and other expenses of $58 million primarily driven by the deferral of the loss on reinsurance and ceded commissions. Policyholders' benefits, amortization of deferred policy acquisition costs, and interest credited to policyholders' account balances decreased $44 million primarily due to the Variable Annuities Recapture.

Income Taxes

The income tax provision amounted to an expense of $12 million and $6 million for the nine months ended September 30, 2016 and 2015, respectively. The change in tax provision was primarily driven by a increase in pre-tax income.

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

As of September 30, 2016, the Company remains subject to examination in the U.S. for tax years 2009 through 2015.

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

Prudential Financial is a a Designated Financial Company under Dodd-Frank. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, resolution and recovery plans, credit exposure reporting, early remediation, management interlocks, and credit concentration. They may also include standards regarding enhanced public disclosure, short-term debt limits, and other related subjects. In addition, the Financial Stability Board ("FSB") has identified Prudential Financial as a global systemically important insurer (“G-SII”). For information on these regulatory initiatives and their potential impact on us, see “Overview-Regulatory Developments-Capital and Prudential Standards" above and "Business-Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Capital

Our capital management framework is primarily based on statutory risk based capital measures. The RBC ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the National Association of Insurance Commissioners (“NAIC”). RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation; however, as of September 30, 2016 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

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

Capital Protection Framework

Prudential Financial employs a “Capital Protection Framework” (the "Framework”) to ensure that sufficient capital resources are available to maintain adequate capitalization and competitive RBC ratios and solvency margins under various stress scenarios. The Framework incorporates the potential impacts from market related stresses, including equity markets, real estate, interest rates, and credit losses. The Framework addresses the potential capital consequences, under stress scenarios, of certain of these net risks and the strategies we use to mitigate them, including equity market exposure affecting the statutory capital of the Company and Prudential Financial as a whole, which is managed through Prudential Financial's equity hedge program and on-balance sheet and contingent sources of capital.

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

Liquid assets include cash and cash equivalents, short-term investments, fixed maturities that are not designated as held-to-maturity and public equity securities. As of September 30, 2016 and December 31, 2015 the Company had liquid assets of $1,237 million and $1,299 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $28 million and $161 million as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, $1,138 million, or 95%, of the fixed maturity investments in Company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $57 million, or 5%, of these fixed maturity investments were rated other than high or highest quality.

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

Affiliated captive reinsurance companies are used to finance the portion of the statutory reserves required to be held under Regulation XXX and Guideline AXXX that is considered non-economic. The financing arrangements involve term and universal life business we reinsure to our affiliated captive reinsurers. The surplus notes issued by those captives are treated as capital for statutory purposes. As of September 30, 2016, our affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to $8.85 billion of surplus notes in return for the receipt of credit-linked notes. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. As of September 30, 2016, an aggregate of $6.89 billion of surplus notes was outstanding under our Credit-Linked Note Structures, reflecting an increase of $392 million from December 31, 2015.

In addition, as of September 30, 2016, our affiliated captive reinsurance companies had outstanding an aggregate of $3.4 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $1.5 billion relates to Regulation XXX reserves and approximately $1.9 billion relates to Guideline AXXX reserves, and all of which was issued directly by or guaranteed by Prudential Financial. Under certain of the financing arrangements pursuant to which this debt was issued, Prudential Financial has agreed to make capital contributions to the applicable captive reinsurance company to reimburse it for investment losses or to maintain its capital above prescribed minimum levels. In addition, as of September 30, 2016, for purposes of financing Guideline AXXX reserves, our affiliated captives had outstanding approximately $4.0 billion of surplus notes that were issued to Prudential Financial in exchange for promissory notes of affiliates guaranteed by Prudential Financial.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of September 30, 2016, there have been no material changes in our economic exposure to market risk from December 31, 2015, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2015, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2015, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of September 30, 2016. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 10, 2016