Form 10-K
period 2016-12-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2017-03-23
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________
FORM 10-K
_____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of March 23, 2017, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Prudential Financial, Inc.’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2017, to be filed by Prudential Financial, Inc. with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2016.
Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (I) (1) (a) and (b) on Form 10-K
and is therefore filing this Form with reduced disclosure.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement; (5) reestimates of our reserves for future policy benefits and claims; (6) differences between actual experience regarding mortality, morbidity, persistency, utilization, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (7) changes in our assumptions related to deferred policy acquisition costs; (8) changes in our financial strength or credit ratings; (9) statutory reserve requirements associated with term and universal life insurance policies under Regulation XXX, Guideline AXXX and principles-based reserving requirements; (10) investment losses, defaults and counterparty non-performance; (11) competition in our product lines and for personnel; (12) difficulties in marketing and distributing products through current or future distribution channels; (13) changes in tax law; (14) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the U.S. Department of Labor's fiduciary rules; (15) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (16) adverse determinations in litigation or regulatory matters, and our exposure to contingent liabilities, including related to the remediation of certain securities lending activities administered by Prudential Financial, Inc.; (17) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (18) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (19) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; (20) possible difficulties in executing, integrating and realizing projected results of acquisitions, divestitures and restructurings; and (21) changes in accounting principles, practices or policies. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for discussion of certain risks relating to our business and investment in our securities.

PART 1

Item 1. Business

Overview

Pruco Life Insurance Company of New Jersey (“PLNJ”) is a wholly-owned subsidiary of the Pruco Life Insurance Company, (“Pruco Life”), which in turn is a wholly-owned subsidiary of The Prudential Insurance Company of America, (“Prudential Insurance”). Prudential Insurance is a direct wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”). See Note 1 to the Consolidated Financial Statements for additional information.

PLNJ has one subsidiary, formed in 2009 for the purpose of holding certain commercial loans and other investments. PLNJ and its subsidiary are together referred to as the "Company", "we" or "our" and all financial information is shown on a consolidated basis.

Pruco Life may make capital contributions to the Company, as needed, to enable it to comply with its reserve and capital requirements and fund expenses in connection with its business. Pruco Life is under no obligation to make such contributions and its assets do not back the benefits payable under the Company’s policyholders’ contracts.

Variable Annuities Recapture

Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to its affiliated companies, Pruco Reinsurance, Ltd. (“Pruco Re”) and Pruco Life, in order to facilitate the capital markets hedging program for these living benefit guarantees in Pruco Re. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re and Pruco Life. In addition, the Company reinsured the variable annuity base contracts, along with the living benefit guarantees, to Prudential Insurance. This reinsurance agreement covers new and in force business. The product risks related to the reinsured business are being managed in Prudential Insurance. These series of transactions are collectively referred to as the "Variable Annuities Recapture."

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

In recent years, we have experienced a dynamic competitive landscape, prompted by challenging global financial markets. We proactively monitor changes in the marketplace, and have taken actions to adapt our products to the current environment in order to maintain appropriate return prospects and improve our risk profile. These actions have included variable annuity product modifications for new sales to scale back benefits, change pricing and reduce commissions for periods of time for certain products, as well as the closing of certain share classes. We also suspended or limited additional contractholder deposits for variable annuities with certain optional living benefit guarantees that are no longer being offered. Similarly, certain of our competitors have taken actions to implement modifications which scale back benefits or to exit, or limit their presence in, the variable annuity marketplace. Despite these actions, our contract retention has remained strong, and we believe our product offerings are competitive relative to other products currently available in the marketplace. In addition, we have introduced new products to broaden our offerings and diversify our risk profile, as discussed below, and have incorporated provisions in product design for certain products that allow frequent revisions of key pricing elements for new business. We continue to look for opportunities to further enhance and differentiate our current suite of products to attract new customers while responding to market conditions and managing risks.

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

We periodically adjust product prices and features based on the market and our strategy, with a goal of managing the business for steady, consistent sales growth across a balanced product portfolio and to avoid over-concentration in any one product type. These actions, and the actions of competitors, can impact our sales levels from period to period.

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

We offer certain variable annuities that provide our contractholders with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed living benefits (including versions with enhanced guaranteed minimum death benefits) and annuitization options. The majority of our currently sold contracts include an optional guaranteed living benefit which provides, among other features, the ability to make withdrawals based on the highest daily contract value plus a specified return, credited for a period of time. This contract value is a notional amount that forms the basis for determining periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value. Certain optional living benefits can also be purchased with a companion optional death benefit, also based on a highest daily contract value. Our results are impacted by the fee rates we assess on our products. Some of our historical in force products have fee tiers that decline throughout the life of the contract while our newer products generally have lower fee rates.

The Prudential Premier® Retirement Variable Annuity with Highest Daily Lifetime Income (“HDI”) offers lifetime income based on the highest daily account value plus a compounded deferral credit. HDI v.3.0 is the most current version of our “highest daily” guaranteed living benefits.

The Prudential Defined Income (“PDI”) Variable Annuity complements the variable annuity products we offer with the highest daily lifetime income benefit. PDI provides for guaranteed lifetime withdrawal payments but restricts contractholder investment to a single bond fund sub-account within the separate accounts. PDI includes a living benefit rider which provides for a specified lifetime income withdrawal rate applied to the initial purchase payment paid, subject to annual roll-up increases until lifetime withdrawals commence, but does not have the highest daily feature.

We also offer variable annuities without guaranteed living benefits. The Prudential Premier® Investment Variable Annuity ("PPI"), offers tax-deferred asset accumulation, annuitization options and an optional death benefit that guarantees the contractholder’s beneficiary a return of total purchase payments made to the contract, adjusted for any partial withdrawals, upon death.

Excluding our PDI product, the majority of our variable annuities generally provide our contractholders with the opportunity to allocate purchase payments to sub-accounts that invest in underlying proprietary and/or non-proprietary mutual funds, frequently under asset allocation programs. Certain products also allow or require allocation to fixed-rate accounts that are invested in the general account and are credited with interest at rates we determine, subject to certain minimums. We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. For certain products, we have the ability to reset the crediting rates at our discretion subject to certain contract terms establishing guaranteed minimum interest crediting rates. Certain allocations made in the fixed-rate accounts of our variable annuities and certain fixed annuities impose a market value adjustment if the invested amount is not held to maturity.

In addition, most contracts also guarantee the contractholder's beneficiary a return of total purchase payments made to the contract, adjusted for any partial withdrawals, upon death. Certain in force contracts include guaranteed benefits which are not currently offered, such as annuitization benefits based on a guaranteed notional amount and benefits payable at specified dates after the accumulation period.

The Company's in force business includes both variable and fixed annuities that may include optional guaranteed living benefits guarantees (e.g., guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”), and guaranteed minimum income and withdrawal benefits (“GMIWB”)), and/or guaranteed minimum death benefits (“GMDB”).

The reserves for GMDB and GMIB are calculated based on best estimates applying our actuarial and capital markets return assumptions in accordance with an insurance fulfillment accounting framework whereby a liability is established over time representing the portion of fees collected that is expected to be used to satisfy the obligation to pay benefits in future periods.

In contrast, certain of our guaranteed living benefits (e.g., GMAB, GMWB and GMIWB) are accounted for in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") as embedded derivatives and reported using a fair value accounting framework. These benefit features are carried at fair value based on estimates of assumptions a market participant would use in valuing these embedded derivatives and the change in fair value during each reporting period is recorded within “Realized investment gains (losses), net”.

As mentioned below, in addition to our asset transfer feature, we manage certain risks associated with our variable annuity products through affiliated reinsurance agreements. Through March 31, 2016, we reinsured the majority of our variable annuity living benefit guarantees to an affiliated reinsurance company, Pruco Re. The living benefits hedging program was primarily executed within Pruco Re to manage capital markets risk associated with the reinsured living benefit guarantees. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re and Pruco Life. In addition, the Company reinsured the variable annuity base contracts, along with the living benefit guarantees, to Prudential Insurance. This reinsurance agreement covers new and in force business. The product risks related to the reinsured business are being managed in Prudential Insurance. In addition, the living benefits hedging program related to the reinsured living benefit guarantees is being managed within Prudential Insurance.

Term Life Insurance

The Company offers a variety of term life insurance products, which represent 70% of our net individual life insurance in force at December 31, 2016, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

Variable Life Insurance

The Company offers a number of variable life insurance products, which represent 18% of our net individual life insurance in force at December 31, 2016, that give the policyholder the flexibility to change both the death benefit and premium payments, and provide the potential to earn returns linked to an underlying investment portfolio that the policyholder selects. The policyholder generally can make deposits for investments in a fixed-rate option which is part of our general account or in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed-rate option provide a guarantee of principal and are credited with interest at rates that we determine, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. The Company also offers a variable life product that has an optional flexible guarantee against lapse where policyholders can select the guarantee period. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance. A meaningful portion of the Company's individual life insurance profits, however, is associated with our large in force block of variable life insurance policies.

Universal Life Insurance

The Company offers universal life insurance products that feature flexible premiums and a crediting rate that we determine, subject to certain contractual minimums. Guaranteed universal life products, which represent 9% of our net individual life insurance in force at December 31, 2016, provide a guarantee of death benefits to remain in force when a policy would otherwise lapse due to insufficient cash value. The Company also offers other universal life insurance products which represent 3% of our net individual life insurance in force at December 31, 2016. These include products that allow the policyholder to allocate all or a portion of their account balance into an index account. The index account provides interest or an interest component linked to, but not an investment in, S&P 500 index performance over the following year, subject to certain participation rates and contractual minimums and maximums. Mortality and expense margins and net interest spread impact profits from universal life insurance.

Marketing and Distribution

Third Party Distribution

Our annuity products are distributed through a diverse group of third-party broker-dealers and their representatives, in banks, wirehouses, and through independent financial planners. Additionally, our variable annuity products are distributed through financial professionals, including those associated with Prudential Advisors, an affiliated broker-dealer, and the agency distribution force of The Allstate Corporation (“Allstate”). Our distribution efforts are supported by a network of internal and external wholesalers.

Our individual life products are offered through a variety of third-party channels, including independent brokers, wirehouses, banks, general agencies and producer groups. The Company focuses on sales through independent intermediaries who provide life insurance solutions to protect individuals, families and businesses and support estate and wealth transfer planning.

Prudential Advisors

Prudential Advisors distributes Prudential universal, term and variable life insurance, variable and fixed annuities, and investment products with proprietary and non-proprietary investment options as well as selected insurance products manufactured by other companies primarily to customers in the New Jersey and New York markets, including mass and mass affluent markets, as well as small business owners. Prudential Insurance pays Prudential Advisors at a market rate to distribute our products. The Company is charged a distribution expense by Prudential Insurance related to this arrangement. See Note 14 to the Consolidated Financial Statements for a discussion of Expense Charges and Allocations.

For information regarding the U.S. Department of Labor ("DOL") fiduciary rule and its impact on our Individual Annuities and Individual Life segments, see “Regulation-Other U.S. Federal Regulation-DOL Fiduciary Rule” below.

Underwriting and Pricing

We earn asset management fees determined as a percentage of the average assets of our proprietary mutual funds in our variable annuity products, net of sub-advisory expenses related to non-proprietary sub-advisors. Additionally, we earn mortality and expense and other fees for various insurance-related options and features based on the average daily net asset value of the annuity separate accounts, account value, premiums, or guaranteed value, as applicable. We also receive administrative service and distribution fees from many of the proprietary and non-proprietary mutual funds.

We price our variable annuities based on an evaluation of the risks assumed and consideration of applicable risk management strategies, including hedging and reinsurance costs. Our pricing is also influenced by competition, and assumptions regarding contractholder behavior, including persistency, benefit utilization and the timing and efficiency of withdrawals for contracts with living benefit features, as well as other assumptions. Significant deviations in actual experience from our pricing assumptions could have an adverse or positive effect on the profitability of our products. To encourage persistency, most of our variable and fixed annuities have surrender or withdrawal charges for a specified number of years. In addition, the living benefit features of our variable annuity products encourage persistency because the potential value of the living benefit is fully realized only if the contract persists.

We price our fixed annuities and the fixed-rate accounts of our variable annuities based on assumed investment returns, expenses, competition and persistency, as well as other assumptions. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities and the fixed-rate accounts of our variable annuities.

Underwriters assess and quantify the risk of our individual life insurance products based on the age, gender, health and occupation of the applicant and amount of insurance requested. We continually update our guidelines to keep pace with changes in healthcare, research, and experience. We base premiums and policy charges for individual life insurance on expected death benefits, surrender benefits, expenses and required reserves. We price policies using assumptions for mortality and morbidity, interest rates, expenses, policy persistency, premium payment patterns, separate account fund performance and product-generated tax deductions, as well as the level, cost and availability of financing certain statutory reserves. Deviations in actual experience from our pricing assumptions may adversely or positively impact the profitability of our products.

Reserves

For our annuity products, we establish reserves in accordance with U.S. GAAP. We use current best estimate assumptions when establishing reserves for our guaranteed minimum death and income benefits, including assumptions such as interest rates, equity returns, persistency, withdrawal, mortality and utilization rates. Certain of the guaranteed living benefit features on variable annuity contracts are accounted for as embedded derivatives and are carried at fair value. The fair values of these benefit features are calculated as the present value of future expected benefit payments to contractholders less the present value of future expected rider fees attributable to the embedded derivative feature, and are based on assumptions a market participant would use in valuing these embedded derivatives. The risks associated with these features are managed through our Asset Liability Management ("ALM") strategy within Prudential Insurance. For life contingent payout annuity contracts, we establish reserves using best estimate assumptions with provisions for adverse deviations as of inception or best estimate assumptions as of the most recent loss recognition event. For variable and fixed annuity contracts, we establish liabilities for contractholders’ account balances that represent cumulative deposits plus credited interest, less withdrawals, mortality and expense charges. Policyholders' account balances also include provisions for a non-life contingent payout annuity benefits.

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

Reinsurance

The Company participates in reinsurance with its parent company, Pruco Life, Prudential Insurance and other affiliates in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential arising from large risks. The Company also uses reinsurance as part of its risk management and capital management strategies for certain of its variable annuity optional living benefit features. Life products use reinsurance as a means of managing mortality volatility and risk capacity, which can impact product profitability. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. We evaluate the financial condition of unaffiliated reinsurers and monitor the concentration of counterparty risks to mitigate exposure.

We have reinsured the majority of our mortality risk in our individual life products. As of the end of 2016 the maximum amount of mortality risk we may retain on any policy was generally $100,000. See Note 12 to the Consolidated Financial Statements for more information related to these affiliated reinsurance arrangements.

Regulation

Overview

Our businesses are subject to comprehensive regulation and supervision. The purpose of these regulations is primarily to protect our customers and the overall financial system. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations or profitability. Financial market dislocations have produced, and are expected to continue to produce, extensive changes in existing laws and regulations, and regulatory frameworks, applicable to our businesses, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) discussed below. In addition, we cannot predict how the Trump Administration will impact these existing laws and regulations, and regulatory frameworks, including Dodd-Frank, U.S. tax laws, the U.S. Department of Labor’s new fiduciary rules and the U.S.’s participation in international supervisory initiatives.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

Dodd-Frank subjects Prudential Financial to substantial federal regulation, primarily as a non-bank financial company (a “Designated Financial Company”) designated for supervision by the Board of Governors of the Federal Reserve System (“FRB”) as discussed below. We cannot predict the timing or requirements of the regulations not yet adopted under Dodd-Frank or how such regulations will impact our business, credit or financial strength ratings, results of operations, cash flows, financial condition or competitive position. Furthermore, we cannot predict whether such regulations will make it advisable or require us to hold or raise additional capital or liquid assets, potentially affecting capital deployment activities, including paying dividends.

In February 2017 President Trump issued an executive order directing the Secretary of the Treasury to consult with the heads of the member agencies of the Financial Stability Oversight Council (the "Council") and report to the President on the extent to which existing laws and regulations promote certain core principles of regulation of the financial system that are outlined in the order. We cannot predict what impact the order will ultimately have on Dodd-Frank or the Company. In addition, during 2016 legislation was introduced to amend certain provisions of Dodd-Frank, including the authority of the Council to designate non-bank financial companies for FRB supervision, and it is expected that a revised version of the proposed legislation will be introduced again in 2017. We cannot predict whether this or other legislation impacting Dodd-Frank will ultimately be passed into law, or how such legislation will impact the Company.

Regulation as a Designated Financial Company

Dodd-Frank established the Council which is authorized to subject non-bank financial companies such as Prudential Financial to stricter prudential standards and to supervision by the FRB if the Council determines that either (i) material financial distress at Prudential Financial or (ii) the nature, scope, size, scale, concentration, interconnectedness, or mix of Prudential Financial’s activities could pose a threat to domestic financial stability. Prudential Financial has been a Designated Financial Company since September 2013 under the first criterion. Under Dodd-Frank the Council is required to reevaluate this designation annually. The Council last voted to maintain Prudential Financial’s designation in December 2015.

As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the FRB and to stricter prudential standards. These standards include or may include requirements and limitations (many of which are the subject of ongoing rule-making as described below) relating to capital, leverage, liquidity, stress-testing, overall risk management, resolution and recovery plans, credit exposure reporting, early remediation, management interlocks and credit concentration. They may also include requirements regarding enhanced public disclosure, short-term debt limits, and other related subjects as may be deemed appropriate by the FRB acting on its own or pursuant to a recommendation of the Council. Thus far the FRB has focused its general supervisory authority over Prudential Financial in several areas, including oversight of Prudential Financial's capital planning and risk management processes, model governance and validation, liquidity management, compliance, information and technology security and resolution and recovery planning.

Enhanced Prudential Standards

Dodd-Frank requires the FRB to establish for Designated Financial Companies and certain large bank holding companies stricter requirements and limitations relating to capital, leverage and liquidity. In June 2016, the FRB issued an advance notice of proposed rulemaking regarding approaches to minimum regulatory capital requirements for institutions supervised by the FRB that are significantly engaged in insurance activities, including insurance companies that own a bank or thrift institution and Designated Financial Companies. The advance notice invited comments on a “building block approach” and a “consolidated approach” for determining minimum regulatory capital requirements, including which approach is appropriate for Designated Financial Companies. The building block approach would aggregate capital resources and requirements across different legal entities using each entity’s current regulatory regime to calculate combined qualifying and required capital for the group. The consolidated approach would categorize insurance liabilities, assets and certain other exposures into risk segments, determine consolidated required capital by applying risk factors to the amounts in each segment, define qualifying capital for the consolidated firm, and then compare consolidated qualifying capital to consolidated required capital. The building block approach and the consolidated approach as described in the advance notice of proposed rulemaking are high level concepts for capital standards, and will ultimately need to be defined in detail in any final standards. The comment period for the advance notice closed on September 16, 2016.

Also in June 2016, the FRB issued proposed enhanced prudential standards for Designated Financial Companies significantly engaged in insurance activities relating to corporate governance, risk management, and liquidity risk management. The proposed corporate governance standards would require Designated Financial Companies to establish and maintain a risk committee of the board of directors and appoint a chief risk officer and chief actuary. The proposed risk management standards would require Designated Financial Companies to establish a comprehensive risk management framework that includes policies, procedures, and systems for monitoring and managing risk enterprise-wide. The proposed liquidity risk management standards would require periodic cash-flow projections, liquidity stress testing and maintenance of a liquidity buffer. The comment period for this proposal closed on August 17, 2016.

Stress Tests

As a Designated Financial Company, Dodd Frank requires Prudential Financial to be subject to stress tests to be promulgated by the FRB to determine whether, on a consolidated basis, Prudential Financial has the capital necessary to absorb losses as a result of adverse economic conditions. Dodd-Frank requires Prudential Financial to submit to annual stress tests conducted by the FRB and to conduct internal annual and semi-annual stress tests to be provided to the FRB. Under FRB rules, Designated Financial Companies must comply with these requirements the calendar year after the year in which a company first becomes subject to the FRB’s minimum regulatory capital requirements discussed above, although the FRB has the discretion to accelerate or extend the effective date. The FRB has indicated that it may tailor the application of the stress test requirements to Designated Financial Companies on an individual basis or by category. Summary results of such stress tests would be required to be publicly disclosed.

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

Resolution and Recovery Planning

Prudential Financial is required as a Designated Financial Company to submit to the FRB and Federal Deposit Insurance Corporation (“FDIC”), and periodically update in the event of material events, a plan for rapid and orderly resolution in the event of severe financial distress. Prudential Financial submitted its most recent resolution plan in December 2015, which is subject to review for credibility and completeness, and has not yet received feedback from the FBR and FDIC on the plan. In August 2016 the FRB and the FDIC announced that for Designated Financial Companies, including Prudential Financial, and certain banking organizations required to file annual resolution plans the next resolution plan filing deadline will be delayed from December 31, 2016 to December 31, 2017.

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

The FRB and the FDIC, in consultation with the Council, may also jointly order Prudential Financial to divest assets or operations identified by the FRB and FDIC in circumstances where:

•
the FRB and the FDIC jointly decide that Prudential Financial or a subsidiary of Prudential Financial shall be subject to the requirements or restrictions described above due to deficiencies identified in its resolution plan;

•
Prudential Financial has failed to submit a resolution plan that adequately addresses the deficiencies identified by the FRB and FDIC for the two year period following the imposition of such requirements or restrictions; and

•
the FRB and FDIC jointly determine that the divestiture of such assets or operations is necessary to facilitate an orderly resolution of Prudential Financial in the event that Prudential Financial was to fail.

In addition, in order to develop a resolution plan that the FRB and FDIC determine is credible or would facilitate the orderly resolution of Prudential Financial under applicable law, it may be necessary for Prudential Financial to take actions to restructure intercompany and external activities or other actions, which could result in increased funding or operational costs.

Prudential Financial is also required to submit to the FRB a recovery plan that describes the steps that Prudential Financial could take to reduce risk and conserve or restore liquidity and capital in the event of severe financial stress scenarios. Prudential Financial submitted its first recovery plan in 2016. We are scheduled to submit our next recovery plan in June 2018.

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

Derivatives Regulation

Prudential Global Funding LLC (“PGF”), Prudential Financial and its subsidiaries use derivatives for various purposes, including hedging interest rate, foreign currency and equity market exposures. Dodd-Frank established a framework for regulation of the over-the-counter (“OTC”) derivatives markets. This framework sets out requirements regarding the clearing and reporting of derivatives transactions, as well as collateral posting requirements for uncleared swaps. Inter-affiliate swaps entered into between Prudential Financial's subsidiaries are generally exempt from most of these requirements.

Regulation of the derivatives markets continues to evolve, and we cannot predict the full effect of regulations yet to be adopted or fully implemented both in the U.S. and abroad. These regulations may significantly increase our hedging costs, and otherwise impact our hedging strategy or implementation thereof, or cause us to increase or change the composition of the risks we do not hedge. In particular, we continue to monitor the potential hedging cost impacts of new initial margin requirements that we will be required to comply with in 2020, and increased capital requirements for derivatives transactions that may be imposed on banks that are our counterparties. Additionally, the increased need to post cash collateral in connection with mandatorily cleared swaps may also require the liquidation of higher yielding assets for low yielding cash, resulting in a negative impact on investment income.

Under Dodd-Frank, the Securities and Exchange Commission ("SEC") and the Commodity Futures Trading Commission are required to determine, but have not yet determined, whether, and if so, how “stable value contracts” should be treated as swaps under the applicable regulations and, whether various other products offered by Prudential Financial's insurance subsidiaries should be treated as swaps. If regulated as swaps, we cannot predict how the rules would be applied to such products or the effect on their profitability or attractiveness to our clients.

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

Other U.S. Federal Regulation

U.S. Tax Legislation

Prudential Financial and certain domestic subsidiaries, including the Company, file a consolidated federal income tax return that includes both life insurance companies and non-life insurance companies. Certain other domestic subsidiaries file separate individual corporate tax returns. Subsidiaries operating outside the U.S. are taxed, and income tax expense is recorded, based on applicable foreign statutes.  The principal differences between the Company’s actual income tax expense and the 35% statutory federal income tax rate are generally deductions for non-taxable investment income, including the dividends received deduction (the "DRD") and certain tax credits.    In addition, as discussed further below, the tax attributes of our products may impact both the Company’s taxable income and our customers’ tax positions. See “Income Taxes” in Note 2 to the Consolidated Financial Statements and Note 8 to the Consolidated Financial Statements for a description of the Company’s tax position.  As discussed further below, there are several potential changes to the tax laws that may impact the Company’s tax position and the attractiveness of our products.

The 2016 Presidential and Congressional election results may make U.S. tax reform more likely in the near term. Tax reform proposals from the past several years, including the House Republicans Tax Reform Blueprint, may be the starting point for such legislative changes. Such proposals have a common theme of modifying the tax law by lowering tax rates and broadening the tax base, by reducing or eliminating deductions and other tax expenditures. Overall lower effective individual tax rates could make our products less attractive to customers. It is unclear whether or when Congress may take up overall tax reform and what impact tax reform will have on the Company and its products. However, even in the absence of overall tax reform, Congress could enact more piecemeal tax legislation that would change the Company’s tax profile, make our products less competitive and adversely impact our capital position.

Current U.S. federal income tax laws generally permit certain holders to defer taxation on the inside build-up of investment value of annuities and life insurance products until there are contract distributions and, in general, to exclude from taxation the death benefit paid under a life insurance contract. President Trump’s tax reform proposal published during the 2016 Presidential campaign makes reference to a possible limit on the inside build-up of life insurance for higher earners, although the provision was removed in a later draft. Congress also from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities and insurance products.

Congress, as well as state and local governments, also consider from time to time legislation that could increase the amount of corporate taxes we pay, thereby reducing earnings. For example, changes in the law relating to tax reserving methodologies for term life or universal life insurance policies with secondary guarantees or other products could result in higher current taxes. As another example, the U.S. Treasury and the Internal Revenue Service intend to address through guidance the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a major reason for the difference between our actual tax expense and the expected tax amount determined using the federal statutory tax rate of 35%. Furthermore, the President’s annual budget typically includes proposals which, if enacted, would affect the taxation of life insurance companies and certain life insurance products. In recent years the Obama Administration’s proposals have included changes to the taxation of corporate-owned life insurance policies (“COLI”), as well as changes to the DRD. If proposals of this type were enacted, the Company’s sale of COLI, variable annuities, and variable life insurance products could be adversely affected and the Company’s actual tax expense could increase, thereby reducing earnings.

There have also been various proposals from Congress and the prior Administration that would impact the way U.S. multinational corporations are taxed, including imposing a liability-based fee on financial services companies, changing how companies importing and exporting goods or services are taxed, changing the deductibility of interest and modifying how net operating losses are used, among other proposals. It is unclear how these or other proposals would impact insurance companies.

The products we sell have different tax characteristics, in some cases generating tax deductions and credits for the Company. Changes in either the U.S. or foreign tax laws may negatively impact the deductions and credits available to the Company, including the ability of the Company to claim foreign tax credits with respect to taxes withheld on separate account products. These changes would increase the Company’s actual tax expense and reduce its consolidated net income.

The level of profitability of certain of our products is significantly dependent on these characteristics and our ability to continue to generate taxable income, which is taken into consideration when pricing products and is a component of our capital management strategies. Accordingly, changes in tax law, our ability to generate taxable income, or other factors impacting the availability or value of the tax characteristics generated by our products could impact product pricing and returns or require us to reduce our sales of these products or implement other actions that could be disruptive to our businesses. In addition, the adoption of a principles-based approach for statutory reserves may lead to significant changes to the way tax reserves are determined and thus reduce future tax deductions. See “State Insurance Regulation—Financial Regulation—Insurance Reserves and Regulatory Capital” for information on principles based reserves.

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

DOL Fiduciary Rule

In April 2016, the U.S. Department of Labor (“DOL”) issued a final regulation accompanied by new class exemptions and amendments to long-standing exemptions from the prohibited transaction provisions under ERISA (collectively, the “Rules”), with implementation beginning in April 2017, and compliance with certain additional provisions required by January 2018. The Rules redefine who will be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts (“IRAs”), and generally provide that investment advice to a plan participant or IRA owner will be treated as a fiduciary activity. We have analyzed the Rules’ impact on our operations and are implementing the adjustments that we believe are necessary to come into alignment with the Rules’ requirements.

In February 2017 President Trump directed the DOL to examine the Rules to determine whether they may adversely affect access to retirement information and advice, and if so, to issue a proposed rule rescinding or revising the Rules. In March 2017 the DOL proposed a 60-day delay of the applicability date of the Rules, pending a 15-day comment period, to allow for an examination of the Rules as called for by President Trump. We cannot predict what impact the review will have on the Rules or if their applicability date will be delayed. In addition, several financial services industry groups have initiated litigation challenging the Rules on both procedural and substantive grounds. The outcome of these litigations may alter whether and how some or all of the Rules are applied to our businesses.

Overall, if the Rules are enacted in their current form, they will result in increased compliance costs and may create increased exposure to legal claims under certain circumstances, including class actions. We believe the Rules will primarily impact our individual annuities business and our Prudential Advisors distribution system, which we include in the results of our individual life business. Significant aspects of the Rules and their impact on our businesses include the following:

•
Prudential Advisors: We are taking the steps we believe are required to comply with the new “best interest contract exemption” for investment advice concerning retirement plans and IRAs, including recommendations to purchase products sold to IRAs, which constitutes a significant part of Prudential Advisors’ non-life insurance new business revenues. The Rules state that proprietary products may be sold to IRA owners if certain conditions are met, subject to significant new requirements for this type of sale, and we are implementing processes that we believe will comply with these requirements. The Rules will impose compliance and contract requirements and will give customers a new private right of action for breach of contract that in some circumstances may result in damages and liability under ERISA and the Internal Revenue Code for excise taxes, disgorgement of profit, and other possible remedies. The Rules will lead to changes to compensation and benefit structures, and possibly to our product offerings.

•
Annuities: Sales of variable annuities by our retail distributors, including Prudential Advisors, will be subject to the best interest contract exemption described above, but certain fixed annuities can be subject to a separate exemption or to the best interest contract exemption. As a result of the Rules, certain distributors are announcing that they will restrict the sale of certain types of annuities. In addition, we may need to alter our product design, offerings or pricing to meet the needs of certain distributors who may request changes to support their compliance with the Rules. We will need to monitor and limit certain wholesaling and other sales support and customer service activities to continue not to be classified as a fiduciary under the Rules.

For additional risks associated with the Rules and other laws and regulations affecting our products and services, see “Risk Factors—Regulatory and Legal Risks—Changes in the legislation and regulation of retirement products and services, including the DOL's new fiduciary Rules, could adversely affect our business, results of operations, cash flows and financial condition.”

USA Patriot Act

The USA Patriot Act of 2001 contains anti-money laundering and financial transparency laws applicable to broker-dealers and other financial services companies, including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain provisions that may be different, conflicting or more rigorous. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions require the implementation and maintenance of internal practices, procedures and controls.

Insurance Holding Company Regulation

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

Several of Prudential Financial's domestic and foreign regulators, including the FRB, participate in an annual supervisory college. The purpose of the supervisory college is to promote ongoing supervisory coordination, facilitate the sharing of information among regulators and to enhance each regulator’s understanding of Prudential Financial’s risk profile. The 2016 college was held in October.

Group-Wide Supervision

The New Jersey Department of Banking and Insurance (“NJDOBI”) has acted as the group-wide supervisor of Prudential Financial since 2015 pursuant to New Jersey legislation that authorizes group-wide supervision of internationally active insurance groups. The law, among other provisions, authorizes NJDOBI to examine Prudential Financial and its subsidiaries, including by ascertaining the financial condition of the insurance companies for purposes of assessing enterprise risk. As group-wide supervisor, NJDOBI reviews the Company’s operations beyond those of its New Jersey domiciled insurance subsidiaries. We cannot predict what additional requirements or costs may result from NJDOBI’s assertion of group-wide supervisor status with respect to Prudential Financial.

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

Some laws which facilitate group-wide supervision have already been enacted in the jurisdictions in which Prudential Financial operates, such as Own Risk and Solvency Assessment (“ORSA”) reporting, which requires larger insurers to assess the adequacy of its and its group’s risk management and current and future solvency position, and Corporate Governance Annual Disclosure reporting, which requires reporting on governance, policies and practices. The NAIC has also formed a working group to develop a U.S. group capital calculation using an RBC aggregation methodology. In constructing the calculation the working group is considering group capital developments undertaken by the FRB and the International Association of Insurance Supervisors (“IAIS”). At this time, we cannot predict what, if any, additional capital requirements, and compliance costs any new group-wide standards will impose on Prudential Financial.

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

State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. During 2016, as part of the normal five year examination, NJDOBI along with the insurance regulators of Arizona, Connecticut and Indiana commenced a coordinated risk-focused financial examination for the five-year period ended December 31, 2016, covering Prudential Financial and all of its subsidiaries in connection with NJDOBI’s role as group-wide supervisor.

Financial Regulation

Dividend Payment Limitations. The New Jersey insurance law regulates the amount of dividends that may be paid by the Company. See Note 7 to the Consolidated Financial Statements for a discussion of dividend restrictions.

Risk-Based Capital. In order to enhance the regulation of insurers’ solvency, the NAIC adopted a model law to implement risk-based capital requirements for life, health and property and casualty insurance companies. All states have adopted the NAIC’s model law or a substantially similar law. The risk-based capital (“RBC”) calculation, which regulators use to assess the sufficiency of an insurer’s statutory capital, measures the risk characteristics of a company’s assets, liabilities and certain off-balance sheet items. In general, RBC is calculated by applying factors to various asset, premium, claim, expense and reserve items. Within a given risk category, these factors are higher for those items with greater underlying risk and lower for items with lower underlying risk. Insurers that have less statutory capital than the RBC calculation requires are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy.

The NAIC’s Investment Risk-Based Capital Working Group has outlined plans to update the RBC factors during 2017 for invested assets including expanding for RBC purposes the current six NAIC designations to twenty. Additional adjustments to the RBC calculation are also under consideration by the NAIC, including new charges for longevity risk and operational risk. Due to the ongoing nature of the NAIC’s activities regarding RBC we cannot determine the ultimate timing of these changes or their impact on RBC or on our financial position.

Insurance Reserves and Regulatory Capital. State insurance laws require us to analyze the adequacy of our reserves annually. Our appointed actuary must submit an opinion that our reserves, when considered in light of the assets we hold with respect to those reserves, make adequate provision for our contractual obligations and related expenses.

In June 2016, the NAIC adopted a recommendation that will activate a principles-based reserving approach for life insurance products. Principles-based reserving replaces the reserving methods for life insurance products for which the current formulaic basis for reserves may not accurately reflect the risks or costs of the liability or obligations of the insurer. The principles-based reserving approach has a three-year phase-in period. At the Company's discretion, it may be applied to new individual life business beginning as early as January 1, 2017, and must be applied for all new individual life business issued January 1, 2020 and later. The Company may select different implementation dates for different products. Principles-based reserving will not affect reserves for policies in force prior to January 1, 2017. During 2017, the Company expects to adopt principles-based reserving for its guaranteed universal life products and to introduce updated versions of these products. The updated products are expected to support the principles-based statutory reserve level without the need for captive reserve financing or additional assets under Actuarial Guideline No. 48 ("AG 48"), which is discussed further below. The Company is continuing to assess the impact of this new reserving approach on projected statutory reserve levels and product pricing for its remaining portfolio of individual life product offerings.

As a result of an agreement with the New York State Department of Financial Services (“NY DFS”) regarding the Company's reserving methodologies for certain variable annuity and life insurance products, the Company holds additional statutory reserves on a New York basis, which reduces our New York statutory surplus. As of December 31, 2016, the Company held sufficient statutory surplus on a New York basis to satisfy these additional New York reserves, but such additional reserves will reduce New York statutory surplus. The Company is not domiciled in New York, and these changes do not impact statutory reserves reported in New Jersey, the Company's state of domicile, and therefore do not impact the Company's RBC ratios; however, the agreed reserve methodology may require the Company to hold additional New York statutory reserves in the future. If the Company were required to establish material additional reserves on a New York statutory accounting basis or post material amounts of additional collateral with respect to annuity or insurance products, the Company's ability to deploy capital for other purposes could be affected and the Company could be required to obtain additional funding from Prudential Financial or its affiliates.

Captive Reinsurance Companies. The NAIC's actuarial guideline known as AG 48 prescribes an actuarial method to determine the portion of the assets held to support reserves for certain term and universal life policies that must be “primary securities”, which are defined as cash and securities rated by the Securities Valuation Office of the NAIC (subject to some limited exceptions) or, in limited cases, certain other assets. AG 48 provides that reserves in excess of those calculated with the prescribed actuarial method may be supported or financed with a broader range of assets, referred to as “other securities”. AG 48 applies to certain term and universal life insurance policies written from and after January 1, 2015, or written prior to January 1, 2015 but not included in a captive reinsurer financing arrangement as of December 31, 2014. The NAIC adopted a revised Credit for Reinsurance Model Law in January 2016 and the Term and Universal Life Insurance Reserving Financing Model Regulation in December 2016 to replace AG 48. The model regulation is consistent with AG 48, and will replace AG 48 in a state upon the state’s adoption of the model law and regulation.

The Company has used captive reinsurance affiliates to finance the portion of the statutory reserves for term and universal life policies that we consider to be non-economic. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Capital-Financing Activities-Term and Universal Life Reserve Financing” for a discussion of the impact of AG 48 on our life product reserves and reserve financing.

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

In September 2015, the NAIC’s consultant issued a report with preliminary findings and conclusions covering several sets of ideas for improvements to the current Actuarial Guideline No. 43 ("AG 43") and RBC “C3 Phase II” framework applicable to variable annuities reserve and capital requirements. The proposed improvements include (i) aligning economically-focused hedge assets with liability valuations, (ii) reforming standard scenarios for AG 43 and C3 Phase II, (iii) revising asset admissibility for derivatives and deferred tax assets, and (iv) standardizing capital market assumptions and aligning total asset requirements and reserves. During 2016 Prudential Financial participated in a quantitative impact study (“QIS”) assessing the efficacy and potential impact of the initial proposal. Results of the QIS led to the issuance of a second proposal on detailed recommendations for revising the current variable annuities reserve and capital framework. In 2017 a second QIS is expected to be conducted to test the latest set of framework revisions. Given the uncertainty of the ultimate outcome of these initiatives, at this time we are unable to estimate their expected effects on our future capital, financial position and results of operations.

During 2016 the Company executed the “Variable Annuities Recapture.” While the Company completed the Variable Annuities Recapture in advance of definitive guidance from the NAIC's Variable Annuities Framework for Change, the Company believes the Variable Annuities Recapture is reasonably aligned with the key concept changes planned under the framework. For information on the Variable Annuities Recapture, see “Business-Variable Annuities Recapture.”

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

Privacy Regulation and Cybersecurity

We are subject to laws, regulations and directives that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information and to notify their customers and other individuals of their policies and practices relating to the collection and disclosure of health-related and customer information. In addition, we must comply with international privacy laws, regulations, and directives concerning the cross border transfer or use of employee and customer personal information. These laws, regulations and directives also:

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
Financial regulators in the U.S. and international jurisdictions in which we operate continue to focus on cybersecurity, including in proposed rulemaking, and have communicated heightened expectations and have increased emphasis in this area in their examinations of regulated entities. In addition, legislative and regulatory bodies may consider additional or more detailed or restrictive laws and regulations regarding these subjects and the privacy and security of personal information.

The NY DFS issued a proposed new cybersecurity regulation in September 2016 and a revised proposal in December 2016. The regulation would require financial institutions regulated by NY DFS, including our insurance subsidiaries licensed in New York, to establish a cybersecurity program. The regulation includes specific technical safeguards as well as requirements regarding governance, incident planning, data management, system testing, and regulator notification. The regulation went into effect on March 1, 2017. The Company is taking steps to comply with the regulation.

In addition, in October 2016, the FRB, FDIC, and Office of the Comptroller of the Currency approved a joint advance notice of proposed rulemaking regarding enhanced cyber risk management standards for certain regulated financial institutions, including Prudential. The standards address governance, management, internal dependency management, external dependency management, incident response, cyber resilience, and situational awareness. The agencies are also considering proposing more stringent “Sector Critical Standards” that would apply to systems “deemed critical to the financial sector”.

The Company is monitoring regulatory guidance and rulemaking in this area, and may be subject to increased compliance costs and regulatory requirements as a result of any new requirements. For a discussion of the Company’s privacy and information security policies, procedures and standards, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Management-Risk Exposure and Monitoring-Operational Risk Management.”

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

Segments

The Company currently operates as one reporting segment. Revenues, net income and total assets can be found on the Company’s Consolidated Statements of Financial Position as of December 31, 2016 and 2015 and Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2016, 2015, and 2014.

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

Prudential Financial has been identified by the FSB as a global systemically important insurer (“G-SII”) since July 2013. The IAIS, acting at the direction of the FSB, has released two group-wide capital standards applicable to G-SIIs. The basic capital requirement (“BCR”), which was approved by the FSB and G20 in November 2014, is a globally consistent and comparable baseline capital metric. The higher loss absorbency (“HLA”) standard, which was approved by the FSB and G20 in November 2015, establishes a capital buffer to be held in addition to the BCR. As a standard setting body, the IAIS does not have direct authority to require G-SIIs to comply with the BCR and HLA standards; however, if they are adopted by group supervisory authorities in the U.S., Prudential Financial could become subject to these standards. The IAIS has stated its intention to revisit HLA design and calibration prior to the proposed implementation in 2019 to account for changes in related policy measures including the updated G-SII Assessment Methodology, which was published in 2016. Prudential Financial’s capital level is expected to be above the initial calibration for both standards.

The IAIS is also developing the Common Framework (“ComFrame”) for the supervision of firms that meet the IAIS’ Internationally Active Insurance Group criteria, such as Prudential Financial. Through ComFrame, the IAIS seeks to promote effective and globally consistent supervision of the insurance industry and contribute to global financial stability through uniform standards for insurer corporate governance, enterprise risk management and other control functions, group-wide supervision and group capital adequacy. In 2016 the IAIS released a public consultation requesting comments on their Risk-based Global Insurance Capital Standard (“ICS”) which is the capital adequacy component of ComFrame. The IAIS has committed to conducting further public consultations on the various components of ComFrame prior to its adoption, which would occur in 2019 at the earliest.

In addition to public consultations, the IAIS continues to conduct ongoing field tests of their capital standards, which are intended to help the IAIS refine the standards prior to their scheduled adoption. The 2016 field test focused on development of the ICS and served as the vehicle for voluntary confidential reporting of BCR and HLA results to Prudential Financial’s group-wide supervisors. At this time, we cannot predict what additional capital requirements, and compliance costs ComFrame, the BCR or HLA would impose on us, if adopted by U.S. group supervisory authorities.

The foregoing requirements and developments could impact the manner in which we deploy our capital, structure and manage our businesses, and otherwise operate both within the U.S. and abroad. The possibility of inconsistent and conflicting regulation of the Prudential Financial “group” of companies also exists as law makers and regulators in multiple jurisdictions simultaneously pursue these initiatives.

Employees

The Company has no employees. Services to the Company are primarily provided by employees of Prudential Insurance as described under “Expense Charges and Allocations” in Note 14 to the Consolidated Financial Statements.

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

Risks Relating to Economic and Market Conditions

The Company is indirectly owned by Prudential Financial. It is possible that we may need to rely on Prudential Financial or our direct parent company, Pruco Life, to meet our capital, liquidity and other needs in the future.

Market fluctuations and general economic and market conditions may adversely affect our business and profitability.

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

•
Derivative instruments we and our affiliates hold to hedge and manage interest rate and equity risks associated with our products and businesses might not perform as intended or expected resulting in higher realized losses and unforeseen stresses on liquidity. Market conditions can limit availability of hedging instruments, require us to post additional collateral, and also further increase the cost of executing product related hedges and such costs may not be recovered in the pricing of the underlying products being hedged. We execute our hedges through an affiliate that, in turn, may execute hedges with unaffiliated counterparties. Accordingly, our derivative-based hedging strategies also rely on the performance of this affiliate and on the performance of its unaffiliated counterparties to such derivatives. These unaffiliated counterparties may fail to perform for various reasons resulting in losses on uncollateralized positions.

•
We have significant investment and derivative portfolios, including but not limited to corporate and asset-backed securities, equities and commercial real estate. Economic conditions as well as adverse capital market conditions, including a lack of buyers in the marketplace, volatility, credit spread changes, benchmark interest rate changes and declines in value of underlying collateral may impact the credit quality, liquidity and value of our investments and derivatives, potentially resulting in higher capital charges and unrealized or realized losses. Valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our results of operations or financial condition and in certain cases under U.S. GAAP such period to period changes in the value of investments are not recognized in our results of operations or consolidated statements of financial position.

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

Our investments, results of operations and financial condition may be adversely affected by developments in the global economy, or in the U.S. economy (including as a result of actions by the Federal Reserve with respect to monetary policy). Global or U.S. economic activity and financial markets may in turn be negatively affected by adverse developments or conditions in specific geographical regions.

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

Our insurance and annuity products, and our investment returns, are sensitive to interest rate fluctuations, and changes in interest rates could adversely affect our investment returns and results of operations, including in the following respects:

•
Some of our products expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. When interest rates decline or remain low, as they have in recent years, we have to invest in lower-yielding instruments, potentially reducing net investment income. Since many of our policies and contracts have guaranteed minimum interest crediting rates or limit the resetting of interest rates, the spreads could decrease or go negative. When interest rates rise, we may not be able to replace the assets in our general account as quickly with the higher yielding assets needed to fund the higher crediting rates necessary to keep these products and contracts competitive. In addition, rising interest rates could cause a decline in the market value of fixed income assets of the mutual funds in our variable annuity products which in turn could result in lower asset management fees earned.

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

•
For certain of our products, a delay between the time we make changes in interest rate and other assumptions used for product pricing and the time we are able to reflect these assumptions in products available-for-sale could negatively impact the long-term profitability of products sold during the intervening period.

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

Risks Relating to Estimates, Assumptions and Valuations

Our profitability may decline if mortality experience, morbidity experience or policyholder behavior experience differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon assumptions for mortality rates (the likelihood of death or the likelihood of survival), morbidity rates (the likelihood of sickness or disability), and improvement trends in mortality and morbidity of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality or morbidity could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, treatment patterns and technologies for disease or disability, the economic environment, or other factors. In addition, technological and medical advances may affect how consumers investigate and purchase products, and in the future consumers may be informed by confidential genetic information or mortality projections that are not available to us.

Pricing of our insurance and annuity products is also based in part upon policyholder behavior. For example, persistency (the probability that a policy or contract will remain in force) within our annuities business may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of poor equity market performance or extended periods of low interest rates as well as other factors. Persistency could be adversely affected generally by developments affecting client perception of us, including perceptions arising from adverse publicity. Many of our products also provide our customers with wide flexibility with respect to the amount and timing of premium deposits and the amount and timing of withdrawals from the policy’s value. Results may vary based on differences between actual and expected premium deposits and withdrawals for these products, especially if these product features are relatively new to the marketplace. The pricing of certain of our variable annuity products that contain certain living benefit guarantees is also based on assumptions about utilization rates, or the percentage of contracts that will utilize the benefit during the contract duration, including the timing of the first lifetime income withdrawal. Results may vary based on differences between actual and expected benefit utilization. The development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and third-party investor strategies in the annuities business, could adversely affect the profitability of existing business and our pricing assumptions for new business.

Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability or may cause the policies or contracts to lapse. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract. Even if permitted under the policy or contract, we may not be able or willing to raise premiums or adjust other charges sufficiently, or at all, for regulatory or competitive reasons. Accordingly, significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products.

If our reserves for future policyholder benefits and expenses are inadequate, we may be required to increase our reserves, which would adversely affect our results of operations and financial condition.

We establish reserves in accordance with U.S. GAAP for future policyholder benefits and expenses. While these reserves generally exceed our best estimate of the liability for future benefits and expenses, if we conclude based on updated assumptions that our reserves, together with future premiums, are insufficient to cover future policy benefits and expenses, including unamortized DAC and DSI, we would need to accelerate the amortization of these DAC or DSI balances and then increase our reserves and incur income statement charges, which would adversely affect our results of operations and financial condition. The determination of our best estimate of the liability is based on data and models that include many assumptions and projections which are inherently uncertain and involve the exercise of significant judgment, including the levels and timing of receipt or payment of premiums, benefits, expenses, interest credits and investment results (including equity market returns), which depend on actual mortality, morbidity and policyholder behavior. We cannot determine with precision the ultimate amounts that we will pay for, or the timing of payment of, actual benefits and expenses or whether the assets supporting our policy liabilities, together with future premiums, will be sufficient for payment of benefits and expenses. If we conclude that our reserves, together with future premiums, are insufficient to cover future policy benefits and expenses, we may seek to increase premiums or charges where we are able to do so.

Updated assumptions may also require us to increase U.S. GAAP reserves for the guarantees in certain long-duration contracts.

For certain of our products, market performance and interest rates (as well as the regulatory environment, as discussed further below) impact the level of statutory reserves and statutory capital we are required to hold, and may have an adverse effect on profitability and returns on capital associated with these products.

We may be required to accelerate the amortization of DAC or DSI, or be required to establish a valuation allowance against deferred income tax assets, any of which could adversely affect our results of operations and financial condition.

DAC represents the costs that vary with and are directly related to the acquisition of new and renewal insurance and investment contracts, and we amortize these costs over the expected lives of the contracts. DSI represents amounts that are credited to a policyholder’s account balance as an inducement to purchase the contract, and we amortize these costs over the expected lives of the contracts. Management, on an ongoing basis, tests the DAC and DSI recorded on our balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC and DSI for those products for which we amortize DAC and DSI in proportion to gross profits. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC and DSI that could have an adverse effect on the results of our operations and our financial condition. Among other things, significant or sustained equity market declines as well as investment losses could result in acceleration of amortization of the DAC and DSI related to variable annuity and variable universal life contracts, resulting in a charge to income. As discussed earlier, the amortization of DAC and DSI is also sensitive to changes in interest rates.

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

A downgrade in our financial strength ratings could potentially, among other things, limit our ability to market products, reduce our competitiveness, or increase the number or value of policy surrenders and withdrawals. In addition, a downgrade in Prudential Financial’s credit ratings could (1) increase Prudential Financial’s borrowing costs and potentially make it more difficult to borrow funds and adversely affect the availability of financial guarantees, such as letters of credit, (2) limit Prudential Financial’s ability to obtain collateralized loans from the Federal Home Loan Bank of New York that can be used as alternative sources of liquidity, (3) cause additional collateral requirements or other required payments under certain agreements, including derivatives, and allow PGF's counterparties to terminate derivative agreements, and (4) hurt relationships with creditors, distributors, reinsurers or trading counterparties thereby potentially negatively affecting our profitability, liquidity and capital.

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

Losses due to defaults by others, including issuers of investment securities, reinsurers and derivatives counterparties, insolvencies of insurers in jurisdictions where we write business and other factors could adversely affect the value of our investments, the realization of amounts contractually owed to us, result in assessments or additional statutory capital requirements or reduce our profitability or sources of liquidity.

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

We use derivative instruments to hedge various risks, including certain guaranteed minimum benefits contained in many of our variable annuity products. We enter into a variety of derivative instruments, including options, forwards, interest rate, credit default and currency swaps with an affiliate. We also enter into reinsurance arrangements as a risk mitigation strategy for our insurance and annuity products. Amounts that we expect to collect under current and future derivatives or reinsurance contracts are subject to counterparty risk. Our obligations under our products are not changed by our hedging activities or reinsurance arrangements and we are liable for our obligations even if our derivative counterparties or reinsurers do not pay us. Such defaults could have a material adverse effect on our financial condition and results of operations. In addition, ratings downgrades or financial difficulties of derivative counterparties or reinsurers may require us to utilize additional capital with respect to the impacted businesses.

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

Certain of our products, particularly our variable annuity products, include guarantees of minimum surrender values or income streams for stated periods or for life, which may be in excess of account values. Downturns in equity markets, increased equity volatility, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such guarantees, resulting in increases in reserves and reductions in net income. We use a variety of affiliated reinsurance hedging and risk management strategies, including product features, to mitigate these risks in part and we may periodically change our strategies over time. These strategies may, however, not be fully effective. In addition, we and our reinsurance affiliates may be unable or may choose not to fully hedge these risks. Hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Hedging instruments also may not change in value correspondingly with associated liabilities due to equity market or interest rate conditions, non-performance risk or other reasons. We and our reinsurance affiliates may choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP. Changes from period to period in the valuation of these policy benefits, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial position under U.S. GAAP and our statutory capital level. Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure in respect of our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The above factors, individually or collectively, may have a material adverse effect on our and our reinsurance affiliates’ results of operations, financial condition or liquidity.

In addition, the NAIC has outlined a framework for changing the guidance and rules governing variable annuities, including with regard to reserving, capital, accounting, derivative use limitations and disclosure, which may ultimately impact how we hedge our variable annuity risks and adversely affect our capital, financial position and results of operations. See “Business—Regulation—State Insurance Regulation—Financial Regulation—Variable Annuities”.

We may not be able to mitigate the reserve strain associated with Regulation XXX and Guideline AXXX, potentially resulting in a negative impact on our capital position or in a need to increase prices and/or reduce sales of term or universal life products.

Our life insurance business is subject to a regulation entitled “Valuation of Life Insurance Policies”, commonly known as “Regulation XXX”, and a supporting Guideline entitled “The Application of the Valuation of Life Insurance Policies”, commonly known as “Guideline AXXX.” The Regulation and supporting Guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees at a level that exceeds what our actuarial assumptions for this business would otherwise require. We have typically financed a portion of the statutory reserves for this business that we consider to be non-economic through the use of captive reinsurance companies. As of January 1, 2015, we are subject to a new actuarial guideline known as AG 48 that affects the types of assets we can use in captive reinsurance companies to back the reserves we hold for term and universal life products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Capital-Financing Activities-Term and Universal Life Reserve Financing” for a discussion of the impact of AG 48 on our life product reserves and reserve financing.

We expect to have additional financing needs for certain life insurance reserves. However, if we are unsuccessful in obtaining additional financing as a result of market conditions, regulatory changes or otherwise, this could require us to increase prices, reduce our sales of certain life products, or modify certain products, any of which could adversely affect our competitiveness, capital and financial position and results of operations . See “Business—Regulation—State Insurance Regulation—Financial Regulation-Insurance Reserves and Regulatory Capital” for information on the impact of principles-based reserving on our universal life products.

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

We have a large captive distribution channel and we are subject to the risk that our monitoring and controls will not detect inappropriate sales practices or misconduct by our agents. In addition, when our products are distributed through unaffiliated firms, we may not be able to monitor or control the manner of their distribution despite our training and compliance programs. If our products are distributed in an inappropriate manner, or to customers for whom they are unsuitable, or distributors of our products otherwise engage in misconduct, we may suffer reputational and other harm to our business.

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

Prudential Financial, the holding company for all of our operations, is subject to supervision by the FRB as a “Designated Financial Company” pursuant to Dodd-Frank. As a Designated Financial Company, Prudential Financial is and will be subject to substantial additional regulation as discussed further herein. In addition, the FSB identified Prudential Financial as a G-SII. U.S. financial regulators have also enhanced their regulation of Prudential Financial to achieve a number of regulatory objectives. This additional regulation has increased our operational, compliance and risk management costs, and could have an adverse effect on our business, results of operations or financial condition, including potentially increasing our capital levels and requiring us to hold additional liquid assets and therefore reducing our return on capital.

In 2015 NJDOBI became Prudential Financial’s group-wide supervisor pursuant to legislation adopted by the state. We cannot predict what additional standards, including capital requirements or other costs any new group-wide standards will impose on Prudential Financial. See “Business—Regulation—Insurance Holding Company Regulation—Group-Wide Supervision.”

As a result of an agreement with the NY DFS regarding reserving methodologies for certain variable annuity and life insurance products, the Company holds additional statutory reserves on a New York basis, which reduces its New York statutory surplus. If the Company were required to establish material additional reserves on a New York statutory accounting basis, the Company’s ability to deploy capital for other purposes could be affected and it could be required to obtain additional funding from Prudential Financial or its affiliates.

AG 48 may ultimately adversely affect our ability to write certain products and efficiently manage their associated risks, and we may need to increase prices and/or reduce sales of certain products, modify certain products or find alternate financing sources, any of which could adversely affect our competitiveness, capital and financial position and results of operations. See “Business—Regulation—State Insurance Regulation—Captive Reinsurance Companies” for information on AG 48, and see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Capital-Financing Activities-Term and Universal Life Reserve Financing” for a discussion of the impact of AG 48 on our life product reserves and reserve financing.

In November 2015, the NAIC adopted the Variable Annuities Framework for Change, which outlines the NAIC’s commitment to change in concept the statutory framework to address concerns that have led to the development and utilization of captive reinsurance transactions for variable annuity business in order to create more consistency across regulators and remove the impetus for insurers to cede risk to captives. We cannot predict what, if any, changes may result from the Variable Annuities Framework for Change, and if applicable insurance laws are changed in a way that impairs our ability to write variable annuities and efficiently manage their associated risks, we may need to increase prices or modify our products, which could also adversely affect our competitiveness, capital and financial position and results of operations. See “Business—Regulation—State Insurance Regulation—Financial Regulation—Variable Annuities” for information on the Variable Annuities Framework for Change.

Other NAIC or state insurance regulatory actions, such as the adoption of principles-based reserving or changes to RBC calculations, may adversely impact our business from time to time. See “Business—Regulation—State Insurance Regulation—Financial Regulation—Insurance Reserves and Regulatory Capital” for information on principles-based reserving, and “Business— Regulation—State Insurance Regulation—Financial Regulation—Risk Based Capital” for information on potential changes to RBC calculations.

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

As a “Designated Financial Company” pursuant to Dodd-Frank, Prudential Financial is subject to substantial federal regulation, much of it pursuant to regulations not yet promulgated. Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, a process that is underway and expected to continue over the next few years. We cannot predict the timing or requirements of the regulations not yet adopted under Dodd-Frank or how such regulations will impact our business, Prudential Financial’s credit ratings or our financial strength ratings, results of operations, cash flows, financial condition or competitive position. Furthermore, we cannot predict whether such regulations will make it advisable or require us to hold or raise additional capital or liquid assets, potentially affecting capital deployment activities, including paying dividends. Finally, we cannot predict how President Trump’s February 2017 executive order outlining the Administration’s core principles for regulation of the financial system, or future legislation, will impact Dodd-Frank or the Company. Key aspects of Dodd-Frank’s impact on us include:

•
As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the FRB and to stricter prudential standards, which include or may include requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, credit exposure reporting, early remediation, managing interlocks, credit concentration, and resolution and recovery planning. If the FRB and the FDIC jointly determine that Prudential Financial’s resolution plan is deficient, they may impose more stringent capital, leverage, or liquidity requirements, or restrictions on our growth, activities, or operations. Any continuing failure to adequately remedy the deficiencies could result in the FRB and the FDIC jointly, in consultation with the Council, ordering divestiture of certain operations or assets. In addition, failure to meet defined measures of financial condition could result in substantial restrictions on our business and capital distributions. Dodd-Frank also requires Prudential Financial to be subject to stress tests to be promulgated by the FRB which could cause Prudential Financial to alter our business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of our financial strength. We cannot predict the requirements of the regulations not yet adopted or how the FRB will apply these prudential standards to Prudential Financial. As a Designated Financial Company, Prudential Financial must also seek pre-approval from the FRB for acquisition of certain companies engaged in financial activities.

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

•
Dodd-Frank created a new framework for regulation of the OTC derivatives markets which could impact various activities of PGF, Prudential Financial and the Company, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). While many of the regulations required to be promulgated under Dodd-Frank or internationally with respect to derivatives markets have been adopted by the applicable regulatory agencies, the regulations that remain to be adopted or that have not been fully implemented could substantially increase the cost of hedging and related operations, affect the profitability of our products or their attractiveness to our clients or cause us to alter our hedging strategy or implementation thereof or increase and/or change the composition of the risks we do not hedge. In particular, we continue to monitor the potential hedging cost impacts of new initial margin requirements that we will be required to comply with in 2020, and increased capital requirements for derivatives transactions that may be imposed on banks that are our counterparties.

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

Changes in the laws and regulations relating to retirement products and services as a result of the DOL’s new fiduciary Rules could adversely affect our business, results of operations, cash flows and financial condition.

In April 2016, the DOL issued new Rules that redefine who will be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and IRAs. The Rules generally provide that advice to a plan participant or IRA owner will be treated as a fiduciary activity. We cannot predict how President Trump’s February 2017 direction to the DOL to review the Rules or the DOL's proposal to delay the implementation date will impact the Rules or their implementation date. Overall, if enacted in their current form, the Rules will result in increased compliance costs and may create increased exposure to legal claims under certain circumstances, including class actions. We believe the Rules will primarily impact our individual annuities business and our Prudential Advisors distribution system. See “Business—Regulation—Other U.S. Federal Regulation—DOL Fiduciary Rule” for a discussion of the expected impacts of the Rules on our business. In addition to these impacts, our compliance with the Rules could lead to a loss of customers and revenues, and otherwise adversely affect our business, results of operations, cash flows and financial condition.

Foreign governmental actions could subject us to substantial additional regulation.

In addition to the adoption of Dodd-Frank in the United States, the FSB has issued a series of proposals intended to produce significant changes in how financial companies, particularly companies that are members of large and complex financial groups, should be regulated.

The FSB identified Prudential Financial as a G-SII. The framework policy measures for G-SIIs published by the IAIS include enhanced group-wide supervision, enhanced capital standards, enhanced liquidity planning and management, and development of a risk reduction plan and recovery and resolution plans. The IAIS has released BCR and HLA standards that have been approved by the FSB and G20 with implementation in 2019. The IAIS is also developing ComFrame for the supervision of Internationally Active Insurance Groups that seeks to promote effective and globally-consistent supervision of the insurance industry and contribute to global financial stability through uniform standards for insurer corporate governance, enterprise risk management and other control functions, group-wide supervision and group capital adequacy which also may be adopted by the IAIS as early as 2019. Policy measures applicable to G-SIIs would need to be implemented by legislation or regulation in each applicable jurisdiction. We cannot predict the impact of BCR, HLA or ComFrame on our business, or the outcome of our identification as a G-SII on the regulation of our businesses.

Changes in accounting requirements could negatively impact our reported results of operations and our reported financial position.

Accounting standards are continuously evolving and subject to change. For example, the Financial Accounting Standards Board ("FASB") has an ongoing project to revise accounting standards for long duration insurance contracts. While the final resolution of changes to U.S. GAAP pursuant to this project is unclear, changes to the manner in which we account for insurance products, or other changes in accounting standards, could have a material effect on our reported results of operations and financial condition. Further, changes in accounting standards may impose special demands on issuers in areas such as corporate governance, internal controls and disclosure, and may result in substantial conversion costs to implement.

Changes in U.S. federal income tax law or in the income tax laws of other jurisdictions that impact our tax profile could make some of our products less attractive to consumers and also increase our tax costs.

There is uncertainty regarding U.S. taxes both for individuals and corporations. Discussions in Washington continue concerning the need to reform the tax code, primarily by lowering tax rates and broadening the base by reducing or eliminating certain tax expenditures. Overall lower effective individual tax rates could make our products less attractive to customers. It is unclear whether or when Congress may take up overall tax reform and what impact tax reform will have on the Company and its products. However, even in the absence of overall tax reform, Congress could enact more piecemeal tax legislation that would change the Company’s tax profile, make our products less competitive and adversely impact our capital position.

Current U.S. federal income tax laws generally permit certain holders to defer taxation on the inside build-up of investment value of annuities and life insurance products until there are contract distributions and, in general, to exclude from taxation the death benefit paid under a life insurance contract. Congress from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities and insurance products. Congress, as well as state and local governments, also considers from time to time legislation that could increase the amount of corporate taxes we pay, thereby reducing earnings. See “Business—Regulation—Other U.S. Federal Regulation-U.S. Tax Legislation” for examples of proposed changes that could increase our actual tax expense and reduce our consolidated net income.

The products we sell have different tax characteristics, in some cases generating tax deductions and credits for the Company. Changes in tax laws may negatively impact the deductions and credits available to the Company, including the ability of the Company to claim foreign tax credits with respect to taxes withheld on separate account products. These changes would increase the Company’s actual tax expense and reduce its consolidated net income.

The level of profitability of certain of our products is significantly dependent on these characteristics and our ability to continue to generate taxable income, which is taken into consideration when pricing products and is a component of our capital management strategies. Accordingly, changes in tax law, our ability to generate taxable income, or other factors impacting the availability or value of the tax characteristics generated by our products, could impact product pricing and returns or require us to reduce our sales of these products or implement other actions that could be disruptive to our businesses. In addition, the adoption of a principles- based approach for statutory reserves may lead to significant changes to the way tax reserves are determined and thus reduce future tax deductions.

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

Legal liability or adverse publicity in respect of current or future legal or regulatory actions, whether or not involving us, could have an adverse effect on us or cause us reputational harm, which in turn could harm our business prospects. As a participant in the insurance and financial services industries, we may continue to experience a high level of legal and regulatory actions related to our businesses and operations.

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

Despite our implementation of a variety of security measures, our information technology and other systems could be subject to physical or electronic break-ins, unauthorized tampering or other security breaches, resulting in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to customers or in the misappropriation of our intellectual property or proprietary information. Many financial services institutions and companies engaged in data processing have reported security breaches and service disruptions related to their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, often through the introduction of computer viruses or malware, denial-of-service attacks and other means.

Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches and disruptions of these types, especially because the techniques used change frequently or are not recognized until launched, and because cyber attacks can originate from a wide variety of sources, including third parties outside of Prudential Financial such as persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments, as well as external service providers. Those parties may also attempt to fraudulently induce employees, customers or other users of Prudential Financial’s systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. In addition, while the Company has certain standards for all vendors that provide us services, our vendors, and in turn, their own service providers, may become subject to a security breach, including as a result of their failure to perform in accordance with contractual arrangements.

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

Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, whether due to actions by us or others, could delay or disrupt our ability to do business and service our customers, harm our reputation, result in a violation of applicable privacy and other laws, subject us to substantial regulatory sanctions and other claims, lead to a loss of customers and revenues, or financial loss to our customers and otherwise adversely affect our business. See “Business—Regulation—Privacy Regulation and Cybersecurity” for a discussion of privacy and cybersecurity regulation and regulatory proposals impacting our business.

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

There are, however, inherent limitations to risk management strategies because there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, the Company may suffer unexpected losses and could be materially adversely affected. As our businesses change and the markets in which we operate evolve, our risk management framework may not evolve at the same pace as those changes. As a result, there is a risk that new products or new business strategies may present risks that are not appropriately identified, monitored or managed. In times of market stress, unanticipated market movements or unanticipated claims experience resulting from adverse mortality, morbidity, or policyholder behavior, the effectiveness of our risk management strategies may be limited, resulting in losses to the Company. In addition, under difficult or less liquid market conditions, our risk management strategies may not be effective because other market participants may be using the same or similar strategies to manage risk under the same challenging market conditions. In such circumstances, it may be difficult or more expensive for the Company to mitigate risk due to the activity of such other market participants.

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

•
Pandemic disease could have a severe adverse effect on our business. The potential impact of such a pandemic on our results of operations and financial position is variable, and would depend on numerous factors, including the effectiveness of vaccines and the rate of contagion, the regions of the world most affected and the effectiveness of treatment for the infected population.

The above risks are more pronounced in respect of geographic areas, including major metropolitan centers, where we have concentrations of customers, concentrations of employees or significant operations, and in respect of countries and regions in which we operate subject to a greater potential threat of military action or conflict. Ultimate losses would depend on the rates of mortality and morbidity among various segments of the insured population, the collectability of reinsurance, the possible macroeconomic effects on our asset portfolio, the effect on lapses and surrenders of existing policies, as well as sales of new policies and other variables.

There can be no assurance that our business continuation plans and insurance coverages would be effective in mitigating any negative effects on our operations or profitability in the event of a terrorist attack or other disaster.

Finally, climate change may increase the frequency and severity of weather related disasters and pandemics. In addition, climate change regulation may affect the prospects of companies and other entities whose securities we hold, or our willingness to continue to hold their securities. It may also impact other counterparties, including reinsurers, and affect the value of investments, including real estate investments we hold or manage for others. We cannot predict the long term impacts on us from climate change or related regulation.

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

Many of our competitors are large and well-established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher financial strength or credit ratings than we do. The proliferation and growth of non-affiliated distribution channels puts pressure on our captive sales channels to increase their productivity and reduce their costs in order to remain competitive, and we run the risk that the marketplace will make a more significant or rapid shift to non-affiliated or direct distribution alternatives than we anticipate or are able to achieve ourselves, potentially adversely affecting our market share and results of operations. In addition, technological advances, changing customer expectations, including related to digital offerings, or other changes in the marketplace may present opportunities for new or smaller competitors without established products or distribution channels to meet consumers’ increased expectations more efficiently than us.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Office space is provided by Prudential Insurance, as described under “Expense Charges and Allocations” in Note 14 to the Consolidated Financial Statements.

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

Item 6.  Selected Financial Data

Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the Forward-Looking Statements included below the Table of Contents, “Risk Factors,” and the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Overview

The Company is licensed to sell variable and fixed annuities, universal life insurance, variable life insurance and term life insurance in New Jersey and New York only, and sells such products primarily through affiliated and unaffiliated distributors.

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

Regulatory Environment. See “Business—Regulation” for a discussion of regulatory developments that may impact the Company, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, the U.S. Department of Labor’s new fiduciary rules and potential changes in U.S. tax legislation. See “Risk Factors-Regulatory and Legal Risks” for a discussion of the risks associated with these and other developments.

Demographics. Customer demographics continue to evolve and new opportunities present themselves in different consumer segments such as the millennial and multicultural markets. Consumer expectations and preferences are changing. We believe existing customers and potential customers are increasingly looking for cost-effective solutions that they can easily understand and access through technology-enabled devices. At the same time, income protection, wealth accumulation and the needs of retiring baby boomers are continuing to shape the insurance industry. A persistent retirement security gap exists in terms of both savings and protection. Despite the ongoing phenomenon of the risk and responsibility of retirement savings shifting from employers to employees, employers are becoming increasingly focused on the financial wellness of the individuals they employ. Although life insurance ownership among U.S. households remains low, with consumers citing other financial priorities and cost of insurance as reasons for the lack of coverage, consumer awareness of the value proposition that life insurance provides is believed to be on the rise.

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

The following sections discuss the accounting policies applied in preparing our Consolidated Financial Statements that management believes are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective or complex judgments.

Deferred Policy Acquisition and Other Costs

We capitalize costs that are directly related to the acquisition or renewal of insurance and annuity contracts. These costs primarily include commissions, as well as costs of policy issuance and underwriting and certain other expenses that are directly related to successfully negotiated contracts. We have also deferred costs associated with sales inducements offered in the past related to our variable and fixed annuity contracts. Sales inducements are amounts that are credited to the policyholder’s account balance as an inducement to purchase the contract. For additional information about sales inducements, see Note 6 to the Consolidated Financial Statements. We generally amortize these deferred policy acquisition costs ("DAC") and deferred sales inducements ("DSI") over the expected lives of the contracts, based on our estimates of the level and timing of gross profits or gross premiums, depending on the type of contract. As described in more detail below, in calculating DAC and DSI amortization we are required to make assumptions about investment returns, mortality, persistency and other items that impact our estimates of the level and timing of gross profits or gross premiums. We also periodically evaluate the recoverability of our DAC and DSI. For certain contracts, this evaluation is performed as part of our premium deficiency testing, as discussed further below in “—Policyholder Liabilities". As of December 31, 2016, DAC for our life products was $136 million. There were no DAC and DSI balances as of December 31, 2016 for our annuity products due to a series of reinsurance transactions that the Company entered into on April 1, 2016 with Prudential Insurance. See Note 1, Note 4 and Note 6 to the Consolidated Financial Statements for additional information.

Amortization methodologies

Gross Premiums. DAC associated with term life policies is primarily amortized in proportion to gross premiums.

Gross Profits. DAC and DSI associated with the variable and universal life policies and the variable and fixed annuity contracts is generally amortized over the expected life of these policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. In calculating gross profits, we consider mortality, persistency and other elements as well as rates of return on investments associated with these contracts and the cost related to our guaranteed minimum death and guaranteed minimum income benefits. For variable annuities, gross profits and amortization rates also include the impacts of the embedded derivatives associated with certain of the optional living benefit features of our variable annuity contracts and related hedging activities. In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results and utilize these estimates to calculate amortization rates and expense amounts. In addition, in calculating gross profits, we include the profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 12 and Note 14 to the Consolidated Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. For a further discussion of the amortization of DAC and DSI, see “—Results of Operations”.

We also regularly evaluate and adjust the related DAC and DSI balances with a corresponding charge or credit to current period earnings for the impact of actual gross profits and changes in our projections of estimated future gross profits on our DAC and DSI amortization rates. Adjustments to the DAC and DSI balances include the impact to our estimate of total gross profits of the annual review of assumptions, our quarterly adjustments for current period experience and our quarterly adjustments for market performance. Each of these adjustments is further discussed below in “Annual assumptions review and quarterly adjustments”.

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

The near-term future equity rate of return assumption used in evaluating DAC and other costs for our variable annuity and variable life insurance products is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of December 31, 2016, our variable annuities and variable life insurance businesses assume an 8% long-term equity expected rate of return and a 6% near-term mean reversion equity rate of return.

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

DAC Sensitivity

For variable annuity contracts, DAC is sensitive to changes in our future rate of return assumptions due primarily to the significant portion of gross profits that is dependent upon the total rate of return on assets held in separate account investment options.

As part of a series of reinsurance transactions that the Company entered into on April 1, 2016 with Prudential Insurance, the Company unwound its DAC and DSI balances related to its variable annuity contracts. See Note 1, Note 4 and Note 6 to the Consolidated Financial Statements for additional information.

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

December 31, 2016
Increase/(Decrease) in DAC
(in millions)
Decrease in future mortality by 1%	$1
Increase in future mortality by 1%	$(1)

In addition to the impact of mortality experience relative to our assumptions, other factors may also drive variability in amortization expense, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In 2016, updates to mortality assumptions drove the most significant changes to amortization expense. For discussion of DAC adjustments related to our life products for the years ended December 31, 2016 and 2015, see "Results of Operations" below.

Valuation of Investments, Including Derivatives, and the Recognition of Other-than-Temporary Impairments

Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, equity securities, other invested assets and derivative financial instruments. Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities. Derivative financial instruments we generally use include swaps, futures, forwards and options and may be exchange-traded or contracted in the OTC market. We are also party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. Management believes the following accounting policies related to investments, including derivatives, are most dependent on the application of estimates and assumptions. Each of these policies is discussed further within other relevant disclosures related to the investments and derivatives, as referenced below.

•	Valuation of investments, including derivatives;

•	Recognition of other-than-temporary impairments; and

•	Determination of the valuation allowance for losses on commercial mortgage and other loans.

We present at fair value in the Consolidated Statements of Financial Position our investments classified as available-for-sale (including fixed maturity and equity securities), investments classified as trading, derivatives and embedded derivatives. For additional information regarding the key estimates and assumptions surrounding the determination of fair value of fixed maturity and equity securities, as well as derivative instruments, embedded derivatives and other investments, see Notes 9 and 10 to the Consolidated Financial Statements.

For our investments classified as available-for-sale, the impact of changes in fair value is recorded as an unrealized gain or loss in “Accumulated other comprehensive income (loss)” (“AOCI”), a separate component of equity. For our investments classified as trading, the impact of changes in fair value is recorded within “Other income”. In addition, investments classified as available-for-sale, are subject to impairment reviews to identify when a decline in value is other-than-temporary. For a discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording other-than-temporary impairments of fixed maturity and equity securities, see Note 2 to the Consolidated Financial Statements.

Commercial mortgage and other loans are carried primarily at unpaid principal balances, net of unamortized deferred loan origination fees and expenses and unamortized premiums or discounts and a valuation allowance for losses. For a discussion of our policies regarding the valuation allowance for commercial mortgage and other loans, see Note 2 to the Consolidated Financial Statements.

Policyholder Liabilities

Future Policy Benefit Reserves

We establish reserves for future policy benefits to, or on behalf of, policyholders in the same period in which the policy is issued or acquired, using methodologies prescribed by U.S. GAAP. The reserving methodologies used for our businesses include the following:

•
For most long duration contracts, we utilize best estimate assumptions as of the date the policy is issued or acquired with provisions for the risk of adverse deviation, as appropriate. After the liabilities are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., U.S. GAAP reserves net of any DAC or DSI asset), the existing net reserves are adjusted by first reducing these assets by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than these asset balances for insurance contracts, we then increase the net reserves by the excess, again through a charge to current period earnings. If a premium deficiency is recognized, the assumptions as of the premium deficiency test date are locked in and used in subsequent valuations and the net reserves continue to be subject to premium deficiency testing.

•
For certain reserves, such as those related to guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”) and no lapse guarantees, we utilize current best estimate assumptions in establishing reserves. The reserves are subject to adjustments based on annual reviews of assumptions and quarterly adjustments for experience, including market performance, and the reserves may be adjusted through a benefit or charge to current period earnings.

•
For certain product guarantees, primarily certain optional living benefit features of the variable annuity products, the benefits are accounted for as embedded derivatives, with fair values calculated as the present value of expected future benefit payments to contractholders less the present value of assessed rider fees attributable to the embedded derivative feature. Under U.S. GAAP, the fair values of these benefit features are based on assumptions a market participant would use in valuing these embedded derivatives. Changes in the fair value of the embedded derivatives are recorded quarterly through a benefit or charge to current period earnings.

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

The reserves for certain optional living benefit features, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), are accounted for as embedded derivatives, with fair values calculated as the present value of expected future benefit payments to contractholders less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived risk of its own non-performance (“NPR”), as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates and mortality rates. Capital market inputs and actual contractholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and volatility. In the risk neutral valuation, the initial swap curve drives the total returns used to grow the contractholders’ account values. The Company’s discount rate assumption is based on the London Interbank Offered Rate (“LIBOR”) swap curve adjusted for an additional spread relative to LIBOR to reflect NPR. Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually and updated based upon emerging experience, future expectations and other data, including any observable market data, such as available industry studies or market transactions such as acquisitions and reinsurance transactions. For additional information regarding the valuation of these optional living benefit features, see Note 9 to the Consolidated Financial Statements.

The future policy benefit reserves for our individual life business relate to term life, universal life and variable life products. For term life contracts, the future policy benefit reserves are determined as the present value of expected future benefits to, or on behalf of, policyholders plus the present value of future maintenance expenses less the present value of future net premiums. For these reserves, we utilize best estimate assumptions as of the date the policy is issued or acquired with provisions for the risk of adverse deviation, as described above. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse and maintenance expense assumptions. For variable and universal life products, which include universal life contracts that contain no lapse guarantees, reserves are established using current best estimate assumptions, as described above.

Sensitivity for Future Policy Benefit Reserves

We expect the future benefit reserves related to our variable annuities that are based on current best estimate assumptions and those that represent embedded derivatives recorded at fair value, to be the ones most likely to drive variability in earnings from period to period.

For the GMDB and GMIB features of our variable annuities, the reserves for these contracts are significantly influenced by the future rate of return assumptions. As part of a series of reinsurance transactions that the Company entered into on April 1, 2016, the GMDB and GMIB reserves were transferred to Prudential Insurance, which currently manages the risks related to these reserves. See Note 1 to the Consolidated Financial Statements for additional information.

For certain optional living benefit features of the variable annuities that are accounted for as derivatives, the changes in reserves are significantly impacted by changes in both the capital markets assumptions and actuarial assumptions. Capital market inputs and actual contractholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, while actuarial assumptions are reviewed at least annually, and updated based upon emerging experience, future expectations and other data. For additional information about the impacts of capital market assumptions, including interest rates, NPR credit spreads and equity returns, refer to “Quantitative and Qualitative Disclosures About Market Risk” below. In 2016, updates to excess withdrawal assumptions and mapping of funds to related indices, partially offset by updates to utilization efficiency assumptions drove the most significant changes to these reserves. Other factors may also drive variability in the change in reserves, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.

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

Unearned Revenue Reserve (URR)

Our URR is reported as a component of “Policyholders’ account balances”, gross of reinsurance with a partial offset in "Reinsurance recoverables". The URR balance was $160 million as of December 31, 2016. This reserve primarily relates to variable and universal life products and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and are generally amortized over the expected lives of the contracts in proportion to the products’ estimated gross profits, similar to DAC as discussed above.

For the variable and universal life policies, a significant portion of our gross profits is derived from mortality margins. As a result, our estimates of future gross profits are significantly influenced by our mortality assumptions. Our mortality assumptions are used to estimate future death claims over the life of these policies and are developed based on Company experience, industry experience and/or other factors. Unless a material change in mortality experience that we feel is indicative of a long term trend is observed in an interim period, we generally update our mortality assumptions annually. Updates to our mortality assumptions in future periods could have a significant adverse or favorable effect on the results of operations of the Company.

The following table provides a demonstration of the sensitivity of the URR balance relative to our future mortality assumptions by quantifying the adjustments that would be required, assuming both an increase and decrease in our future mortality rate by 1%. The information below is for illustrative purposes only and considers only the direct effect of changes in our mortality assumptions on the URR balance and not changes in any other assumptions such as persistency, future rate of return, or expenses included in our evaluation of URR. It does not reflect changes in assets, such as DAC and reinsurance recoverables, which would partially offset the adjustments to the URR balance reflected below. The impact of DAC is discussed in more detail above in “—Deferred Policy Acquisition and Other Costs”.

December 31, 2016
Increase/(Decrease) in URR
(in millions)
Decrease in future mortality by 1%	$2
Increase in future mortality by 1%	$(2)

In addition to the impact of mortality experience relative to our assumptions, other factors may also drive variability in the change in reserves, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In 2016, valuation system conversion and methodology changes drove the most significant changes to our URR.

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

An increase or decrease in our effective tax rate by one percent of income (loss) from operations before income taxes would have resulted in a decrease or increase in our consolidated income from operations in 2016 of $1 million.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. See Note 8 to the Consolidated Financial Statements for a discussion of the impact in 2016, 2015 and 2014 of changes to our total unrecognized tax benefits. We do not anticipate any significant changes within the next 12 months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

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

Adoption of New Accounting Pronouncements

There were no new accounting pronouncements adopted during 2016 requiring the application of critical accounting estimates. See Note 2 to the Consolidated Financial Statements for a complete discussion of newly issued accounting pronouncements.

Changes in Financial Position

2016 to 2015 Annual Comparison

Total assets increased $1.2 billion, from $15.6 billion at December 31, 2015 to $16.8 billion at December 31, 2016. Significant components were:

•	Separate account assets increased $1.1 billion from $11.6 billion at December 31, 2015 to $12.7 billion at December 31, 2016, primarily driven by favorable fund performance.

•
Reinsurance recoverables increased $0.6 billion from $1.6 billion at December 31, 2015 to $2.2 billion at December 31, 2016. The increase was primarily driven by the ceded policyholders' account balances related to the reinsurance of the Company's variable annuity base contracts in a series of transactions we refer to as the "Variable Annuities Recapture" as described within “Business—Variable Annuities Recapture”. Also, contributing to the increase was the impact of growth in universal life business, which increased ceded reserves and ceded policyholders’ account balances.

Partially offsetting these increases in total assets were the following items:

•
DAC and DSI decreased $0.4 billion from $0.5 billion at December 31, 2015 to $0.1 billion at December 31, 2016, primarily driven by the ceding of the DAC and DSI balances to Prudential Insurance as a result of the Variable Annuities Recapture.

•
Total investments and cash and cash equivalents decreased $0.2 million from $1.8 billion at December 31, 2015 to $1.6 billion at December 31, 2016, primarily driven by the Variable Annuities Recapture, partially offset by the impact of growth in universal and term life business.

Total liabilities increased $1.3 billion, from $15.0 billion at December 31, 2015 to $16.3 billion at December 31, 2016. Significant components were:

•	Separate account liabilities increased $1.1 billion, corresponding to the increase in separate account assets described above.

•	Policyholders’ account balances increased $0.2 billion from $1.7 billion at December 31, 2015 to $1.9 billion at December 31 2016, primarily driven by universal life business growth.

•
Future policy benefits increased $0.1 billion from $1.4 billion at December 31, 2015 to $1.5 billion at December 31, 2016, primarily driven by an increase in reserves associated with term and universal life business growth.

Partially offsetting these increases in total liabilities was the following item:

•
Debt to affiliates decreased $0.1 billion from $0.1 billion at December 31, 2015 to $0 billion at December 31, 2016, primarily driven by the reassignment of debt to Prudential Insurance as a result of the Variable Annuities Recapture.

Total equity decreased by $0.2 billion from $0.7 billion at December 31, 2015 to $0.5 billion at December 31, 2016, primarily reflecting the impact of the Variable Annuities Recapture.

Results of Operations

Income (Loss) from Operations before Income Taxes

2016 to 2015 Annual Comparison.

Income from operations before income taxes increased $4 million from $89 million in 2015 to $93 million in 2016. This was primarily driven by a favorable variance of $132 million resulting from the recapture of the living benefit guarantee from Pruco Re, and subsequent ceding of the variable annuity business to Prudential Insurance, as part of the Variable Annuities Recapture. Also contributing to the above was a favorable variance of $29 million in net general and administrative expenses primarily driven by the commission and expense allowance related to the Variable Annuities Recapture. This was partially offset by an unfavorable variance of $110 million from a decline in net fee income due to the Variable Annuities Recapture, and $42 million decrease in realized investment gains (losses) driven by the losses in the first quarter of 2016 due to the impact of retained net hedging.

Revenues, Benefits and Expenses

2016 to 2015 Annual Comparison

Revenues decreased $119 million from $328 million in 2015 to $209 million in 2016, primarily driven by a decline in policy charges and fee income, and asset administration fees of $155 million reflecting the impact of the Variable Annuities Recapture. Premiums decreased $50 million primarily due to the consideration transferred to Prudential Insurance as part of the Variable Annuities Recapture, partially offset by an increase in realized investment gains (losses) of $83 million as described above.

Benefits and expenses decreased $123 million from $239 million in 2015 to $116 million in 2016, primarily driven by a favorable variance in general, administrative and other expenses of $79 million primarily driven by the commission and expense allowance, ceded trail commissions and the deferral of the loss on reinsurance. Policyholders' benefits decreased $25 million due to ceded GMDB and GMIB reserves as a result of the Variable Annuities Recapture.

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

Product Design Features

A portion of the variable annuity contracts that we offer include an asset transfer feature. This feature is implemented at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate accounts. The asset transfer feature associated with currently-sold highest daily benefit products uses a designated bond fund sub-account within the separate accounts. The transfers are based on a static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. The objective of the asset transfer feature is to reduce our exposure to equity market risk and market volatility. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder deposits, as well as a required minimum allocation to our general account for certain of our products. We have also introduced products that diversify our risk profile and have incorporated provisions in product design allowing frequent revisions of key pricing elements. In addition, there is diversity in our fee arrangements, as certain fees are primarily based on the benefit guarantee amount, the contractholder account value and/or premiums, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

Asset Liability Management Strategy (including fixed income instruments and derivatives)

Under Prudential Financial's historical hedging program to manage certain capital market risks associated with certain variable annuity living benefit guarantees, the Company utilized the U.S. GAAP valuation, with certain modifications, to derive a hedge target that was more reflective of the Company's best estimate of future benefit payments, net of fees collected. Derivative positions were entered into that sought to offset the change in value of the hedge target.

During the third quarter of 2016, Prudential Insurance implemented a new ALM strategy that utilizes a combination of both traditional fixed income instruments and derivatives to help defray potential claims associated with the variable annuity living benefit guarantees. Under the revised strategy, expected living benefit claims under less severe market conditions are managed through the accumulation of fixed income instruments and potential living benefit claims resulting from more severe market conditions are hedged using derivative instruments. Prudential Insurance expects the revised strategy to result in more efficient management of its capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to capital market movements. Since the ALM strategy is conducted in Prudential Insurance, the results of the strategy do not directly impact the Company's results of operations or financial condition.

The change in hedge strategy had no impact on how we value or account for the living benefit guarantees under U.S. GAAP.

Product Specific Risks and Risk Mitigants

For certain living benefits guarantees, claims will primarily represent the funding of contractholder lifetime withdrawals after the cumulative withdrawals have first exhausted the contractholder account value. Due to the age of the in force block, limited claim payments have occurred to date, and they are not expected to increase significantly within the next five years, based upon current assumptions. The timing and amount of future claims will depend on actual returns on contractholder account value and actual contractholder behavior relative to our assumptions. The majority of our current living benefit guarantees provide for guaranteed lifetime contractholder withdrawal payments inclusive of a “highest daily” contract value guarantee.

The majority of our variable annuity contracts with living benefit guarantees include risk mitigants in the form of an asset transfer feature and/or inclusion in the ALM strategy within Prudential Insurance. The risks associated with the guaranteed benefits of certain legacy products that were sold prior to our development of the asset transfer feature are also managed through our ALM strategy within Prudential Insurance. Certain legacy GMAB products include the asset transfer feature, but are not included in the ALM strategy. The PDI product and contracts with the GMIB feature have neither risk mitigant. Certain risks associated with PDI are managed through the limitation of contractholder asset allocations to a single bond fund sub-account.

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

Income Taxes

Shown below is our income tax provision for the years ended December 31, 2016 and 2015, respectively, reflecting the impact of certain significant items.

	2016	2015
	(in millions)
Tax provision	$14	$13
Impact of:
Non-taxable investment income	15	16
Tax credits	3	2
Other	1	0
Tax provision at statutory rate	$33	$31

Our income tax provision amounted to an income tax expense of $14 million and $13 million in 2016 and 2015, respectively. The increase in income tax expense primarily reflects the increase in pre-tax income from operations for the year ended December 31, 2016.

We employ various tax strategies, including strategies to minimize the amount of taxes resulting from realized capital gains.

For additional information regarding income taxes, see Note 8 to the Consolidated Financial Statements.

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

Prudential Financial is a Designated Financial Company under Dodd-Frank. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, resolution and recovery plans, credit exposure reporting, early remediation, management interlocks and credit concentration. They may also include additional standards regarding enhanced public disclosure, short-term debt limits and other related subjects. Emerging state and international standards may also impose additional capital and other requirements. For information on these regulatory initiatives and their potential impact on us, see “Business—Regulation” and “Risk Factors”.

Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to an affiliated company, Pruco Re, in order to facilitate the capital markets hedging program for these living benefit guarantees. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re and reinsured the variable annuity base contracts, along with the living benefit guarantees, to Prudential Insurance.

Capital

Our capital management framework is primarily based on statutory RBC measures. The RBC ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the National Association of Insurance Commissioners (“NAIC”). RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. As of December 31, 2016, the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

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

See Note 14 to the Consolidated Financial Statements for more information related to contributed capital and dividends.

Capital Protection Framework

Prudential Financial employs a Capital Protection Framework (the "Framework”) to ensure that sufficient capital resources are available to maintain adequate capitalization and competitive RBC ratios and solvency margins under various stress scenarios. The Framework incorporates the potential impacts from market related stresses, including equity markets, real estate, interest rates, and credit losses. The Framework addresses the potential capital consequences, under stress scenarios, of certain of these net risks and the strategies we use to mitigate them, including equity market exposure affecting the statutory capital of the Company and Prudential Financial as a whole, which is managed through Prudential Financial's equity hedge program and on-balance sheet and contingent sources of capital.

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

Affiliated Captive Reinsurance Companies

Prudential Financial and the Company use captive reinsurance companies to more effectively manage our reserves and capital on an economic basis and to enable the aggregation and transfer of risks. The captive reinsurance companies assume business from affiliates only. To support the risks they assume, the captives are capitalized to a level we believe is consistent with the “AA” financial strength rating targets of Prudential Financial’s insurance subsidiaries. All of the captive reinsurance companies are wholly-owned subsidiaries of Prudential Financial and are located domestically, typically in the state of domicile of the direct writing insurance subsidiary that cedes the majority of business to the captive. In addition to state insurance regulation, the captives are subject to internal policies governing their activities. In the normal course of business, Prudential Financial contributes capital to the captives to support business growth and other needs. Prudential Financial has also entered into support agreements with the captives in connection with financing arrangements.

Our life insurance business is subject to Regulation XXX and Guideline AXXX. The regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees at a level that exceeds what our actuarial assumptions for this business would otherwise require. Prudential Financial uses captive reinsurance companies that are affiliates of the Company to finance the portion of the reserves for this business that we consider to be non-economic. The affiliated reinsurance agreements are described further in Note 12 to the Consolidated Financial Statements.

Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to an affiliated company, Pruco Re, in order to facilitate the capital markets hedging program for these living benefit guarantees. Effective April 1, 2016, we recaptured the risks related to our variable annuity living benefit guarantees that were previously reinsured to Pruco Re, as discussed above, see "Business—Variable Annuities Recapture".

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

Liquidity is measured against internally-developed benchmarks that take into account the characteristics of both the asset portfolio and the liabilities that they support. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures to evaluate our liquidity under various stress scenarios, including company-specific and market-wide events. We continue to believe that cash generated by ongoing operations and the liquidity profile of our assets provide sufficient liquidity under reasonably foreseeable stress scenarios.

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

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, fixed maturities that are not designated as held-to-maturity and public equity securities. As of December 31, 2016 and 2015, the Company had liquid assets of $1,227 million and $1,299 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $68 million and $161 million as of December 31, 2016 and 2015, respectively. As of December 31, 2016, $1,082 million, or 94%, of the fixed maturity investments in general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $63 million, or 6%, of these fixed maturity investments were rated other than high or highest quality.

Given the size and liquidity profile of our investment portfolios, we believe that claim experience, including contractholder withdrawals and surrenders, varying from our projections does not constitute a significant liquidity risk. Our asset/liability management process takes into account the expected maturity of investments and expected claim payments as well as the specific nature and risk profile of the liabilities. To the extent we need to pay claims in excess of projections, we may borrow temporarily or sell investments sooner than anticipated to pay these claims, which may result in increased borrowing costs or realized investment gains or losses, including from changes in interest rates or credit spreads. The payment of claims and sale of investments earlier than anticipated would have an impact on the reported level of cash flow from operating and investing activities, respectively, in our Consolidated Financial Statements. Historically, there has been no significant variation between the expected maturities of our investments and the payment of claims.

Financing Activities

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

Term and Universal Life Reserve Financing

Regulation XXX and Guideline AXXX require domestic life insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life policies with similar guarantees. Many market participants believe that these levels of reserves are excessive relative to the levels reasonably required to maintain solvency for moderately adverse experience. The difference between the statutory reserve and the amount necessary to maintain solvency for moderately adverse experience is considered to be the non-economic portion of the statutory reserve.

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

To date, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $9.15 billion of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $7.76 billion of surplus notes was outstanding as of December 31, 2016. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. The affiliated captive can redeem the principal amount of the outstanding credit-linked notes for cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event affecting the affiliated captive. Under the agreements, the external counterparties have agreed to fund any such payments under the credit-linked notes in return for the receipt of fees. Prudential Financial has agreed to make capital contributions to an affiliated captive to reimburse it for investment losses in excess of specified amounts and, under certain of the transactions, Prudential Financial has agreed to reimburse the external counterparties for any payments made under the credit-linked notes. To date, no such payments under the credit-linked notes have been required. Under these transactions, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in Prudential Financial’s total consolidated borrowings on a net basis.

In addition, as of December 31, 2016, our affiliated captive reinsurance companies had outstanding an aggregate of $3.1 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.9 billion relates to Regulation XXX reserves and approximately $2.2 billion relates to Guideline AXXX reserves, and all of which was issued directly by or guaranteed by Prudential Financial. Under certain of the financing arrangements pursuant to which this debt was issued, Prudential Financial has agreed to make capital contributions to the applicable captive reinsurance company to reimburse it for investment losses or to maintain its capital above prescribed minimum levels. In addition, as of December 31, 2016, for purposes of financing Guideline AXXX reserves, our affiliated captives had outstanding approximately $4.0 billion of surplus notes that were issued to Prudential Financial in exchange for promissory notes of affiliates guaranteed by Prudential Financial.

The NAIC’s actuarial guideline known as “AG 48” requires us to hold cash and rated securities in greater amounts than we previously held to support economic reserves for certain of our term and universal life policies reinsured to a captive. The total additional asset requirement of the captives, which includes consideration of business ceded by other affiliates, as of December 31, 2015, was approximately $400 million and an additional $600 million as of December 31, 2016, for a total additional asset requirement of approximately $1 billion. The additional asset requirement was funded using a combination of existing assets and newly purchased assets sourced from affiliated financing. We believe we have sufficient internal resources to satisfy the additional asset requirement through 2017.

As discussed under “Business—Regulation,” in June 2016, the NAIC adopted a recommendation that will activate a principles-based reserving approach for life insurance products. At the Company's discretion, it may be applied to new individual life business beginning as early as January 1, 2017, and must be applied for all new individual life business issued January 1, 2020 and later. During 2017, the Company expects to adopt principles-based reserving for its guaranteed universal life products and to introduce updated versions of these products. The updated products are expected to support the principles-based statutory reserve level without the need for captive reserve financing or additional assets under AG 48. The Company is continuing to assess the impact of this new reserving approach on projected statutory reserve levels and product pricing for its remaining portfolio of individual life product offerings.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk is defined as the risk of loss resulting from change in interest rates, equity prices and foreign currency exchange rates resulting from assets/liability mismatches where the change in the value of our liabilities is not offset by change in value of our assets.

Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to its affiliated companies, Pruco Reinsurance, Ltd. ("Pruco Re") and Pruco Life. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re and Pruco Life. In addition, the Company reinsured the variable annuity base contracts, along with the living benefit guarantees, to Prudential Insurance under a coinsurance and modified coinsurance agreement. This reinsurance agreement covers new and in force business. The product risks related to the reinsured business are being managed in Prudential Insurance. In addition, the living benefit hedging program related to the reinsured living benefit guarantees is being managed within Prudential Insurance.

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

Market Risk Management

Management of market risk, which we consider to be a combination of both investment risk and market risk exposures, includes the identification and measurement of various forms of risk, the establishment of risk thresholds and the creation of processes intended to maintain risks within these thresholds while optimizing returns on the underlying assets or liabilities. As an indirect wholly-owned subsidiary of Prudential Financial, the Company benefits from the risk management strategies implemented by Prudential Financial. Risk range limits are established for each type of market risk, and are approved by the Investment Committee of the Prudential Financial Board of Directors and are subject to ongoing review.
Our risk management process utilizes a variety of tools and techniques, including:

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

•
Hedging non-strategic exposures: For example, our investment policies for our general account portfolios generally require hedging currency risk for cash flows not offset by similarly denominated liabilities.

•
Management of portfolio concentration risk: For example, ongoing monitoring and management at the enterprise level of key rate, currency and other concentration risks support diversification efforts to mitigate exposure to individual markets and sources of risk.

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

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We use asset/liability management and derivative strategies to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or by controlling “duration mismatch” of assets and liabilities. We have duration mismatch constraints tailored to the rate sensitivity of products in each entity. As of December 31, 2016 and 2015, the difference between the duration of assets and the target duration of liabilities in our duration-managed portfolios was within our policy limits. We consider risk-based capital and tax implications as well as current market conditions in our asset/liability management strategies.

We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift as of December 31, 2016 and 2015. This table is presented on a gross basis and excludes offsetting impacts to insurance liabilities that are not considered financial liabilities under U.S GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets.

	December 31, 2016			December 31, 2015
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Financial Assets with Interest Rate Risk:
Fixed maturities, available-for-sale		$1,152	$(91)		$1,114	$(87)
Policy loans		187	0		186	0
Commercial mortgage and other loans		165	(7)		248	(11)
Derivatives:
Swaps	$135	13	(3)	$144	15	(4)
Options	76	2	0	31	2	0
Forwards	0	0	0	1	0	0
Variable annuity and other living benefit feature embedded derivatives(1)		(435)	303		(449)	314
Financial Liabilities with Interest Rate Risk(2):
Policyholders' account balances-Investment Contracts		(207)	1		(187)	1
Total Estimated Potential Gain			$203			$213

(1)	Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported gross of reinsurance.

(2)
Excludes $3.3 billion and $2.9 billion as of December 31, 2016 and 2015, respectively, of insurance reserve and deposit liabilities which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and financial liabilities, including investment contracts.

Market Risk Related to Equity Prices

We have exposure to equity price risk through our investments in equity securities, equity-based derivatives and certain variable annuity and other living benefit feature embedded derivatives. As discussed above, our variable annuity optional living benefits accounted for as embedded derivatives are generally reinsured to an affiliate as part of our risk management strategy. Our equity based derivatives are primarily held as part of our capital hedging program, discussed below. Changes in equity prices create risk that the resulting changes in asset values will differ from the changes in the value of the liabilities relating to the underlying or hedged products. Additionally, changes in equity prices may impact other items including, but not limited to, the following:

•	Asset-based fees earned on assets under management or contractholder account value;

•	Estimated total gross profits and the amortization of deferred policy acquisition and other costs; and

•	Net exposure to the guarantees provided under certain products.

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

Derivatives

We use derivative financial instruments primarily to reduce market risk from changes in interest rates, equity prices and foreign currency exchange rates, including their use to alter interest rate or foreign currency exposures arising from mismatches between assets and liabilities. Our derivatives primarily include swaps, options and forward contracts that are exchange-traded or contracted in the over-the-counter market. See Note 10 to the Consolidated Financial Statements for more information.

Market Risk Related to Certain Variable Annuity Products

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital market assumptions, such as equity market returns, interest rates and market volatility, and actuarial assumptions. For our capital market assumptions, we hedge or limit our exposure to the risk created by capital market fluctuations through a combination of product design elements such as an asset transfer feature, inclusion of certain optional living benefits in our living benefits hedging program and affiliated reinsurance. Certain variable annuity optional living benefit features are accounted for as embedded derivatives and recorded at fair value.

Item 8.  Financial Statements and Supplementary Data

Information required with respect to this Item 8 regarding Financial Statements and Supplementary Data is set forth within the Index to Consolidated Financial Statements elsewhere in this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting on the effectiveness of internal control over financial reporting as of December 31, 2016 is included in Part II, Item 8 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rules 13a-15(e), as of December 31, 2016. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

We have adopted Prudential Financial’s code of business conduct and ethics, known as “Making the Right Choices”. Making the Right Choices is posted at www.investor.prudential.com.

In addition, we have adopted Prudential Financial’s Corporate Governance Guidelines, which we refer to herein as the “Corporate Governance Principles and Practices”. Prudential Financial’s Corporate Governance Principles and Practices are available free of charge at www.investor.prudential.com.

Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 7, 2017 to be filed by Prudential Financial with the SEC pursuant to Regulation 14A within 120 days after December 31, 2016 (the “Proxy Statement”).

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

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newark, and State of New Jersey, on the 23rd day of March 2017.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY (Registrant)

By:	/s/ Lori D. Fouché
Lori D. Fouché
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 23, 2017.

Signature	Title

/s/ Lori D. Fouché	President,
Lori D. Fouché	Chief Executive Officer and Director

/s/ John Chieffo	Vice President,
John Chieffo	Chief Financial Officer, Principal Accounting Officer and Director

*Kent D. Sluyter	Director
Kent D. Sluyter

*Kenneth Y. Tanji	Director
Kenneth Y. Tanji

*Bernard J. Jacob	Director
Bernard J. Jacob

*Christine Knight	Director
Christine Knight

*Richard F. Lambert	Director
Richard F. Lambert

* By:	/s/ Lynn K. Stone
Lynn K. Stone
(Attorney-in-Fact)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Pruco Life Insurance Company of New Jersey (together with its consolidated subsidiary, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2016, of the Company’s internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

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

March 23, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Pruco Life Insurance Company of New Jersey:

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations and comprehensive income, of stockholder's equity and of cash flows present fairly, in all material respects, the financial position of Pruco Life Insurance Company of New Jersey (an indirect, wholly-owned subsidiary of The Prudential Insurance Company of America) and its subsidiary at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 14 of the Consolidated Financial Statements, the Company has entered into extensive transactions with affiliated entities.

/s/ PRICEWATERHOUSECOOPERS LLP
New York, New York
March 23, 2017

Pruco Life Insurance Company of New Jersey
Consolidated Statements of Financial Position
As of December 31, 2016 and December 31, 2015 (in thousands, except share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2016-$1,132,155; 2015–$1,087,582)	$1,145,485	$1,105,195
Equity securities, available-for-sale, at fair value (cost: 2016–$1,150; 2015–$18,275)	1,171	17,084
Trading account assets, at fair value	12,793	15,491
Policy loans	187,242	185,508
Short-term investments	11,007	715
Commercial mortgage and other loans	160,939	248,209
Other long-term investments	57,051	60,454
Total investments	1,575,688	1,632,656
Cash and cash equivalents	56,984	160,737
Deferred policy acquisition costs	135,759	468,743
Accrued investment income	15,829	16,644
Reinsurance recoverables	2,252,049	1,634,696
Receivables from parent and affiliates	33,457	35,689
Deferred sales inducements	0	63,043
Income taxes receivable	3,991	2,631
Other assets	27,151	6,413
Separate account assets	12,747,496	11,613,148
TOTAL ASSETS	$16,848,404	$15,634,400
LIABILITIES AND EQUITY
LIABILITIES
Policyholders' account balances	$1,942,064	$1,680,586
Future policy benefits	1,547,820	1,450,110
Cash collateral for loaned securities	15,054	3,030
Short-term debt to affiliates	0	24,000
Long-term debt to affiliates	0	92,000
Payables to parent and affiliates	8,603	8,441
Other liabilities	80,610	96,476
Separate account liabilities	12,747,496	11,613,148
TOTAL LIABILITIES	$16,341,647	$14,967,791
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 11)
EQUITY
Common stock ($5 par value; 400,000 shares authorized, issued and outstanding)	2,000	2,000
Additional paid-in capital	209,786	208,314
Retained earnings	282,810	444,514
Accumulated other comprehensive income	12,161	11,781
TOTAL EQUITY	506,757	666,609
TOTAL LIABILITIES AND EQUITY	$16,848,404	$15,634,400
See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Consolidated Statements of Operations and Comprehensive Income
Years Ended December 31, 2016, 2015 and 2014 (in thousands)

	2016	2015	2014
REVENUES
Premiums	$(34,675)	$14,991	$14,323
Policy charges and fee income	66,546	197,535	181,086
Net investment income	72,025	68,891	67,872
Asset administration fees	14,358	38,370	38,264
Other income	2,404	2,495	2,558
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	0	(1,093)	(103)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	0	32	79
Other realized investment gains (losses), net	88,428	6,814	(73,246)
Total realized investment gains (losses), net	88,428	5,753	(73,270)
TOTAL REVENUES	209,086	328,035	230,833
BENEFITS AND EXPENSES
Policyholders’ benefits	1,985	27,399	26,605
Interest credited to policyholders’ account balances	43,928	50,047	45,830
Amortization of deferred policy acquisition costs	47,227	59,327	37,692
General, administrative and other expenses	22,511	101,835	102,665
TOTAL BENEFITS AND EXPENSES	115,651	238,608	212,792
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	93,435	89,427	18,041
Total income tax expense (benefit)	14,235	13,363	(10,224)
NET INCOME (LOSS)	$79,200	$76,064	$28,265
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(1)	(86)	(125)
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	(1,738)	(31,993)	30,963
Reclassification adjustment for (gains) losses included in net income	2,324	(1,702)	(5,242)
Net unrealized investment gains (losses)	586	(33,695)	25,721
Other comprehensive income (loss), before tax	585	(33,781)	25,596
Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	0	(30)	(44)
Net unrealized investment gains (losses)	205	(11,793)	9,002
Total	205	(11,823)	8,958
Other comprehensive income (loss), net of tax	380	(21,958)	16,638
COMPREHENSIVE INCOME (LOSS)	$79,580	$54,106	$44,903

See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Consolidated Statements of Stockholder’s Equity
Years Ended December 31, 2016, 2015 and 2014 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance, December 31, 2013	2,000	211,147	420,185	17,101	650,433
Contributed capital		0
Dividend to parent			(80,000)		(80,000)
Contributed/(distributed) capital- parent/child asset transfers		(329)			(329)
Comprehensive income (loss):
Net income (loss)			28,265		28,265
Other comprehensive income (loss), net of tax				16,638	16,638
Total comprehensive income (loss)					44,903
Balance, December 31, 2014	2,000	210,818	368,450	33,739	615,007
Contributed capital		0
Dividend to parent			0
Contributed/(distributed) capital- parent/child asset transfers		(2,504)			(2,504)
Comprehensive income (loss):
Net income (loss)			76,064		76,064
Other comprehensive income (loss), net of tax				(21,958)	(21,958)
Total comprehensive income (loss)					54,106
Balance, December 31, 2015	2,000	208,314	444,514	11,781	666,609
Contributed capital		1,300			1,300
Dividend to parent			(240,904)		(240,904)
Contributed/(distributed) capital- parent/child asset transfers		172			172
Comprehensive income (loss):
Net income (loss)			79,200		79,200
Other comprehensive income (loss), net of tax				380	380
Total comprehensive income (loss)					79,580
Balance, December 31, 2016	2,000	209,786	282,810	12,161	506,757

See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Consolidated Statements of Cash Flows
Years Ended December 31, 2016, 2015 and 2014 (in thousands)

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$79,200	$76,064	$28,265
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	29,552	8,047	6,016
Interest credited to policyholders’ account balances	43,928	50,047	45,830
Realized investment (gains) losses, net	(88,428)	(5,753)	73,270
Amortization and other non-cash items	(15,720)	(13,050)	(12,397)
Change in:
Future policy benefits	183,130	157,138	152,600
Reinsurance recoverables	(176,279)	(153,690)	(121,292)
Accrued investment income	815	(1,876)	257
Net payables to/receivables from parent and affiliates	(216)	4,807	(2,502)
Deferred policy acquisition costs	17,274	(698)	(22,515)
Income taxes	(1,658)	(1,132)	(20,576)
Derivatives, net	(2,216)	1,049	1,530
Other, net	(5,433)	16,728	(9,107)
Cash flows from (used in) operating activities	63,949	137,681	119,379
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	311,143	124,482	151,419
Short-term investments	25,130	99,898	47,153
Policy loans	22,090	23,785	27,422
Ceded policy loans	(1,437)	(1,799)	(3,453)
Commercial mortgage and other loans	42,051	37,099	21,258
Other long-term investments	2,165	3,310	210
Equity securities, available-for-sale	11,139	2,122	7,808
Trading account assets	527	0	0
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(596,327)	(301,629)	(168,537)
Short-term investments	(35,419)	(83,642)	(57,434)
Policy loans	(17,496)	(21,128)	(22,786)
Ceded policy loans	3,114	2,981	2,166
Commercial mortgage and other loans	(14,247)	(2,096)	(10,989)
Other long-term investments	(1,102)	(1,411)	(2,479)
Equity securities, available-for-sale	(2,000)	(12,032)	(15,551)
Trading account assets	0	(5,999)	(10,000)
Notes receivable from parent and affiliates, net	2,318	3,432	(3,060)
Derivatives, net	3,895	(293)	(306)
Other, net	0	(55)	233
Cash flows from (used in) investing activities	(244,456)	(132,975)	(36,926)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	437,936	383,590	271,937
Ceded policyholders’ account deposits	(278,102)	(146,920)	(93,043)
Policyholders’ account withdrawals	(206,474)	(178,765)	(130,985)
Ceded policyholders’ account withdrawals	95,896	4,972	6,991
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	12,024	(1,425)	374
Dividend to parent	0	0	(80,000)
Contributed capital	15,515	0	0
Contributed (distributed) capital - parent/child asset transfers	267	(3,852)	(506)
Proceeds from the issuance of debt (maturities longer than 90 days)	0	45,000	28,000
Repayments of debt (maturities longer than 90 days)	0	(50,000)	(24,000)
Drafts outstanding	(308)	2,512	(943)
Cash flows from (used in) financing activities	76,754	55,112	(22,175)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(103,753)	59,818	60,278
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	160,737	100,919	40,641
CASH AND CASH EQUIVALENTS, END OF YEAR	$56,984	$160,737	$100,919
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net of refunds	$15,844	$14,494	$10,352
Interest paid	$1,128	$3,123	$2,810

See Notes to Consolidated Financial Statements

Significant Non-Cash Transactions

Cash flows from investing and financing activities for the year ended December 31, 2016 excludes certain non-cash transactions related to the Variable Annuities Recapture. See Note 1 for additional information.

See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements

1. BUSINESS AND BASIS OF PRESENTATION

Pruco Life Insurance Company of New Jersey (“PLNJ”) is a wholly-owned subsidiary of Pruco Life Insurance Company (“Pruco Life”), which in turn is a wholly-owned subsidiary of The Prudential Insurance Company of America (“Prudential Insurance”). Prudential Insurance is a direct wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”). PLNJ is a stock life insurance company organized in 1982 under the laws of the State of New Jersey. It is licensed to sell life insurance and annuities in New Jersey and New York only, and sells such products primarily through affiliated and unaffiliated distributors.

PLNJ has one subsidiary, formed in 2009 for the purpose of holding certain commercial loans and other investments. PLNJ and its subsidiary are together referred to as the "Company", "we" or "our" and all financial information is shown on a consolidated basis.

Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to its affiliated companies, Pruco Reinsurance, Ltd. ("Pruco Re") and Pruco Life. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re and Pruco Life. In addition, the Company reinsured the variable annuity base contracts, along with the living benefit guarantees, to Prudential Insurance under a coinsurance and modified coinsurance agreement. This reinsurance agreement covers new and in force business. The product risks related to the reinsured business are being managed in Prudential Insurance. In addition, the living benefit hedging program related to the reinsured living benefit guarantees is being managed within Prudential Insurance. These series of transactions are collectively referred to as the "Variable Annuities Recapture."

The financial statement impacts of these transactions were as follows:

Affected Financial Statement Lines Only

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
Notes to Consolidated Financial Statements—(Continued)

Significant Non-Cash Transactions

(1)
The decline in total investments includes non-cash activities of $0.7 billion for asset transfers to Prudential Insurance related to the reinsurance transaction, partially offset by $0.4 billion of assets received related to the recapture transaction with Pruco Re.

(2)	The Company recognized ceding commissions of $0.4 billion, of which $0.1 billion was in the form of reassignment of debt to Prudential Insurance.

(3)	Retained earnings includes dividends of $0.3 billion to Pruco Life, and ultimately distributed to Prudential Financial as part of the Variable Annuities Recapture.

Statement of Operations and Comprehensive Income (Loss)
Day 1 Impact of the Variable Annuities Recapture

	Impacts of Recapture	Impacts of Reinsurance	Total Impacts
	(in millions)
REVENUES
Premiums	$0	$(48)	$(48)
Realized investment gains (losses), net	(137)	268	131
TOTAL REVENUES	(137)	220	83
BENEFITS AND EXPENSES
Policyholders' benefits	0	(26)	(26)
General, administrative and other expenses	0	(23)	(23)
TOTAL BENEFITS AND EXPENSES	0	(49)	(49)
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(137)	269	132
Income tax expense (benefit)	(28)	55	27
NET INCOME (LOSS)	$(109)	$214	$105

As part of the Variable Annuities Recapture, the Company received invested assets of $0.4 billion as consideration from Pruco Re, which is equivalent to the amount of statutory reserve credit taken as of March 31, 2016 and unwound the associated reinsurance recoverable of $0.5 billion. As a result, the Company recognized a loss of $0.1 billion immediately.

As part of the Variable Annuities Recapture, the Company transferred invested assets of $0.7 billion to Prudential Insurance and established reinsurance recoverables of $1 billion. In addition, the Company received ceding commissions of $0.4 billion from Prudential Insurance, of which $0.1 billion were in the form of reassignment of debt to Prudential Insurance. Also, the Company unwound its deferred policy acquisition costs ("DAC") and deferred sales inducements ("DSI") balances related to its variable annuity contracts as of March 31, 2016, which was equivalent to the ceding commission. For the reinsurance of the variable annuity base contracts, the Company recognized a loss of $23 million, which was deferred and will subsequently be amortized through General, administrative and other expenses. For the reinsurance of the living benefit guarantees, the Company recognized a benefit of $0.3 billion immediately since the reinsurance contract is accounted for as a free-standing derivative.

The Company also paid a dividend of $0.2 billion to Pruco Life, and ultimately distributed to Prudential Financial.

The following table summarizes the asset transfers related to Variable Annuities Recapture between the Company and its affiliates.

Affiliate	Period	Transaction	Security Type	Fair Value	Book Value	APIC Increase/(Decrease)	Realized Investment Gain/(Loss), Net
				(in millions)
Pruco Re	Apr - June 2016	Purchase	Derivatives	$350	$350	$0	$0
Prudential Insurance	Apr - June 2016	Sale	Fixed Maturity, Trading Account Assets, Equity Securities, Commercial Mortgages and Derivatives	$(717)	$(703)	$15	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

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

The most significant estimates include those used in determining DAC and related amortization; amortization of DSI; valuation of investments including derivatives and the recognition of other-than-temporary impairments (“OTTI”); future policy benefits including guarantees; reinsurance recoverables; provision for income taxes and valuation of deferred tax assets; and accruals for contingent liabilities, including estimates for losses in connection with unresolved legal matters.

Revision to Prior Period Consolidated Financial Statements

The Company identified errors in the presentation of certain activity related to the Variable Annuities Recapture that impacted several line items within our previously issued Consolidated Statements of Cash Flows for the interim periods ended June 30, 2016 and September 30, 2016. Management assessed the materiality of the misstatements on prior period financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in ASC 250-10, Accounting Changes and Error Corrections ("ASC 250"), and concluded that these misstatements were not material to any prior interim periods. Accordingly, prior period amounts to be presented in subsequent quarterly 10-Q filings will be revised, as presented below:

	(UNAUDITED)
	Six Months Ended June 30, 2016
	As Previously Reported	Revision	As Revised
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Reinsurance recoverables	$(34,967)	$(18,846)	$(53,813)
Other, net	14,184	(29,747)	(15,563)
Cash flows from (used in) operating activities	100,487	(48,593)	51,894
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	158,743	40,000	198,743
Cash flows from (used in) investing activities	(150,048)	40,000	(110,048)
CASH FLOWS FROM FINANCING ACTIVITIES:
Ceded policyholders’ account deposits	(80,111)	(41,310)	(121,421)
Ceded policyholders’ account withdrawals	2,085	35,688	37,773
Contributed capital	1,300	14,215	15,515
Cash flows from (used in) financing activities	63,493	8,593	72,086

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

	(UNAUDITED)
	Nine Months Ended September 30, 2016
	As Previously Reported	Revision	As Revised
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Reinsurance recoverables	$(154,616)	$5,886	$(148,730)
Other, net	32,283	(50,831)	(18,548)
Cash flows from (used in) operating activities	72,828	(44,945)	27,883
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	179,826	40,000	219,826
Cash flows from (used in) investing activities	(280,078)	40,000	(240,078)
CASH FLOWS FROM FINANCING ACTIVITIES:
Ceded policyholders’ account deposits	(122,113)	(71,446)	(193,559)
Ceded policyholders’ account withdrawals	3,295	62,176	65,471
Contributed capital	1,300	14,215	15,515
Cash flows from (used in) financing activities	58,017	4,945	62,962

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

Fixed maturities, available-for-sale, at fair value are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available-for-sale” are carried at fair value. See Note 9 for additional information regarding the determination of fair value. The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts over the contractual lives of the investments. Interest income, and amortization of premium and accretion of discount are included in “Net investment income” under the effective yield method. Additionally, prepayment premiums are also included in “Net investment income”. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also vary based on other assumptions regarding the underlying collateral, including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of OTTI recognized in earnings and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the securities are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to "Net investment income" in accordance with the retrospective method. For mortgage-backed and asset-backed securities rated below AA or those for which an OTTI has been recorded, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as “available-for-sale,” net of tax, are included in “Accumulated other comprehensive income (loss)” (“AOCI”).

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

Equity securities, available-for-sale, at fair value is comprised of common stock and non-redeemable preferred stock, and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on DAC, DSI, future policy benefits, reinsurance recoverables and policyholders’ account balances that would result from the realization of unrealized gains and losses, are included in AOCI. The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are generally recognized in “Net investment income” on the ex-dividend date.

Commercial mortgage and other loans consists of commercial mortgage loans, agricultural property loans and uncollateralized loans. Commercial mortgage and other loans held for investment are generally carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses and net of an allowance for losses. Commercial mortgage and other loans acquired, including those related to the acquisition of a business, are recorded at fair value when purchased, reflecting any premiums or discounts to unpaid principal balances.

Interest income, and the amortization of the related premiums or discounts, are included in “Net investment income” under the effective yield method. Prepayment fees are also included in “Net investment income”.

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

The Company reviews the performance and credit quality of the commercial mortgage and other loan portfolio on an on-going basis. Loans are placed on watch list status based on a predefined set of criteria and are assigned one of two categories. Loans are classified as “closely monitored” when it is determined that there is a collateral deficiency or other credit events that may lead to a potential loss of principal or interest. Loans “not in good standing” are those loans where the Company has concluded that there is a high probability of loss of principal, such as when the loan is delinquent or in the process of foreclosure. As described below, in determining the allowance for losses, the Company evaluates each loan on the watch list to determine if it is probable that amounts due will not be collected according to the contractual terms of the loan agreement.

Loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage loans. The loan-to-value ratio compares the amount of the loan to the fair value of the underlying property collateralizing the loan, and is commonly expressed as a percentage. Loan-to-value ratios greater than 100% indicate that the loan amount exceeds the collateral value. A loan-to-value ratio less than 100% indicates an excess of collateral value over the loan amount. The debt service coverage ratio compares a property’s net operating income to its debt service payments. Debt service coverage ratios less than 1.0 times indicate that property operations do not generate enough income to cover the loan’s current debt payments. A debt service coverage ratio greater than 1.0 times indicates an excess of net operating income over the debt service payments. The values utilized in calculating these ratios are developed as part of the Company’s periodic review of the commercial mortgage loan and agricultural property loan portfolios, which includes an internal appraisal of the underlying collateral value. The Company’s periodic review also includes a quality re-rating process, whereby the internal quality rating originally assigned at underwriting is updated based on current loan, property and market information using a proprietary quality rating system. The loan-to-value ratio is the most significant of several inputs used to establish the internal credit rating of a loan which in turn drives the allowance for losses. Other key factors considered in determining the internal credit rating include debt service coverage ratios, amortization, loan term, and estimated market value growth rate and volatility for the property type and region. See Note 3 for additional information related to the loan-to-value ratios and debt service coverage ratios related to the Company’s commercial mortgage and agricultural loan portfolios.

The allowance for losses includes a loan specific reserve for each impaired loan that has a specifically identified loss and a portfolio reserve for probable incurred but not specifically identified losses. For impaired commercial mortgage and other loans, the

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

allowances for losses are determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or based upon the fair value of the collateral if the loan is collateral dependent. The portfolio reserves for probable incurred but not specifically identified losses in the commercial mortgage and agricultural loan portfolios consider the current credit composition of the portfolio based on an internal quality rating (as described above). The portfolio reserves are determined using past loan experience, including historical credit migration, loss probability and loss severity factors by property type. These factors are reviewed and updated as appropriate.

The allowance for losses on commercial mortgage and other loans can increase or decrease from period to period based on the factors noted above. “Realized investment gains (losses), net” includes changes in the allowance for losses. “Realized investment gains (losses), net” also includes gains and losses on sales, certain restructurings, and foreclosures.

When a commercial mortgage or other loan is deemed to be uncollectible, any specific valuation allowance associated with the loan is reversed and a direct write down of the carrying amount of the loan is made. The carrying amount of the loan is not adjusted for subsequent recoveries in value.

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

Other long-term investments consist of the Company’s investments in joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned investment real estate and other investments. Joint venture and partnership interests are accounted for using the equity method of accounting, the cost method when the Company’s partnership interest is so minor (generally less than 3%) that it exercises virtually no influence over operating and financial policies, or the fair value option where elected. The Company’s income from investments in joint ventures and partnerships accounted for using the equity method or the cost method, other than the Company’s investments in operating joint ventures, is included in “Net investment income”. The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method or the cost method (including assessment for OTTI), the Company uses financial information provided by the investee, generally on a one to three month lag.

Short-term investments primarily consist of highly liquid debt instruments with a maturity of twelve months or less and greater than three months when purchased. These investments are generally carried at fair value and include certain money market investments, funds managed similar to regulated money market funds, short-term debt securities issued by government sponsored entities and other highly liquid debt instruments.

Realized investment gains (losses) are computed using the specific identification method. Realized investment gains and losses are generated from numerous sources, including the sales of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for net OTTI recognized in earnings. Realized investment gains and losses also reflect changes in the allowance for losses on commercial mortgage and other loans, and fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment. See “Derivative Financial Instruments” below for additional information regarding the accounting for derivatives.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

An OTTI is recognized in earnings for a debt security in an unrealized loss position when the Company either (1) has the intent to sell the debt security or (2) it is more likely than not will be required to sell the debt security before its anticipated recovery. For all debt securities in unrealized loss positions that do not meet either of these two criteria, the Company analyzes its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment.

The Company may use the estimated fair value of collateral as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment, an OTTI is recognized.

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

The split between the amount of an OTTI recognized in other comprehensive income (loss) and the net amount recognized in earnings for debt securities is driven principally by assumptions regarding the amount and timing of projected cash flows. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company has developed these estimates using information based on its historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security, such as the general payment terms of the security and the security’s position within the capital structure of the issuer.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, certain money market investments, and other debt instruments with maturities of three months or less when purchased, other than cash equivalents that are included in “Trading account assets, at fair value.” The Company also engages in overnight borrowing and lending of funds with Prudential Financial and affiliates which are considered cash and cash equivalents.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

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

For some products, policyholders can elect to modify product benefits, features, rights or coverages by exchanging a contract for a new contract or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. These transactions are known as internal replacements. If policyholders surrender traditional life insurance policies in exchange for life insurance policies that do not have fixed and guaranteed terms, the Company immediately charges to expense the remaining unamortized DAC on the surrendered policies. For other internal replacement transactions, except those that involve the addition of a non-integrated contract feature that does not change the existing base contract, the unamortized DAC is immediately charged to expense if the terms of the new policies are not substantially similar to those of the former policies. If the new terms are substantially similar to those of the earlier policies, the DAC is retained with respect to the new policies and amortized over the expected life of the new policies. See Note 4 for additional information regarding DAC.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

Separate Account Assets and Liabilities

Separate account assets are reported at fair value and represent segregated funds that are invested for certain contractholders and other customers. The assets consist primarily of equity securities and real estate related investments. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the contractholders, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities primarily represent the contractholders’ account balance in separate account assets and to a lesser extent borrowings of the separate account, and will be equal and offsetting to total separate account assets. See Note 6 to the Consolidated Financial Statements for additional information regarding separate account arrangements with contractual guarantees. The investment income and realized investment gains or losses from separate accounts generally accrue to the contractholders and are not included in the Company’s consolidated results of operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income”. Asset administration fees charged to the accounts are included in “Asset administration fees”.

Other Assets and Other Liabilities

Other assets consist primarily of premiums due, deferred loss on reinsurance with affiliates and receivables resulting from sales of securities that had not yet settled at the balance sheet date. Other liabilities consist primarily of accrued expenses, reinsurance payables, technical overdrafts and payables resulting from purchases of securities that had not yet been settled at the balance sheet date.

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

The Company’s liability for future policy benefits also includes reserves based on the present value of estimated future payments to or on behalf of policyholders related to contracts that have fixed and guaranteed terms, where the timing and amount of payment depends on policyholder mortality and maintenance expenses less the present value of future net premiums. Expected mortality is generally based on Company experience, industry data and/or other factors. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality, morbidity and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are established, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses. Premium deficiency reserves do not include a provision for the risk of adverse deviation. Any adjustments to future policy benefit reserves related to net unrealized gains on securities classified as available-for-sale are included in AOCI. See Note 5 for additional information regarding future policy benefits.

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
Notes to Consolidated Financial Statements—(Continued)

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

Securities repurchase and resale agreements that satisfy certain criteria are treated as secured borrowing or secured lending arrangements. These agreements are carried at the amounts at which the securities will be subsequently resold or reacquired, as specified in the respective transactions. For securities purchased under agreements to resell, the Company’s policy is to take possession or control of the securities either directly or through a third party custodian. These securities are valued daily and additional securities or cash collateral is received, or returned, when appropriate to protect against credit exposure. Securities to be resold are the same, or substantially the same, as the securities received. The majority of these transactions are with large brokerage firms and large banks. For securities sold under agreements to repurchase, the market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. The Company obtains collateral in an amount at least equal to 95% of the fair value of the securities sold. Securities to be repurchased are the same, or substantially the same, as those sold. The majority of these transactions are with highly rated money market funds. Income and expenses related to these transactions executed within the insurance companies used to earn spread income are reported as “Net investment income”; however, for transactions used for funding purposes, the associated borrowing cost is reported as interest expense (included in “General, administrative and other expenses”).

Securities loaned transactions are treated as financing arrangements and are recorded at the amount of cash received. The Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company’s securities loaned transactions are with large brokerage firms and large banks. Income and expenses associated with securities loaned transactions used to earn spread income are reported as “Net investment income”; however, for securities loaned transactions used for funding purposes the associated rebate is reported as interest expense (included in “General, administrative and other expenses”).

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

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

Asset Administration Fees

The Company receives asset administration fee income on contractholders’ account balances invested in The Prudential Series Funds, which are a portfolio of mutual fund investments related to the Company’s separate account products. Also, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust (see Note 14). In addition, the Company receives fees from contractholders’ account balances invested in funds managed by companies other than affiliates of Prudential Insurance. Asset administration fees are recognized as income when earned.

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

Derivatives are recorded either as assets, within “Other long-term investments”, or as liabilities, within “Payables to parent and affiliates”, except for embedded derivatives which are recorded with the associated host contract. The Company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement has been executed.

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

When a derivative is designated as a cash flow hedge and is determined to be highly effective, changes in its fair value are recorded in AOCI until earnings are affected by the variability of cash flows being hedged (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). At that time, the related portion of deferred gains or losses on the derivative instrument is reclassified and reported in the Consolidated Statements of Operations line item associated with the hedged item.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

If it is determined that a derivative no longer qualifies as an effective cash flow hedge or management removes the hedge designation, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in “Realized investment gains (losses), net”. The component of AOCI related to discontinued cash flow hedges is reclassified to the Consolidated Statements of Operations line associated with the hedged cash flows consistent with the earnings impact of the original hedged cash flows.

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

The Company sells variable annuity contracts that include optional living benefit features that may be treated from an accounting perspective as embedded derivatives. The Company has reinsurance agreements to transfer the risks related to certain of these benefit features to affiliates, Pruco Re and Pruco Life through March 31, 2016. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re and Pruco Life. In addition, the Company reinsured the variable annuity base contracts, along with the living benefit guarantees, to Prudential Insurance under a coinsurance and modified coinsurance agreement. See Note 1 for additional information. The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value and included in “Future policy benefits” and “Reinsurance recoverables”. Changes in the fair value are determined using valuation models as described in Note 9 and are recorded in “Realized investment gains (losses), net”.

Short-Term and Long-Term Debt

Liabilities for short-term and long-term debt are primarily carried at an amount equal to unpaid principal balance, net of unamortized discount or premium and debt issue costs. Original-issue discount or premium and debt-issue costs are recognized as a component of interest expense over the period the debt is expected to be outstanding, using the interest method of amortization. Interest expense is generally presented within “General, administrative and other expenses” in the Company’s Consolidated Statements of Operations. Short-term debt is debt coming due in the next twelve months, including that portion of debt otherwise classified as long-term. The short-term debt caption may exclude short-term debt items the Company intends to refinance on a long-term basis in the near term. See Note 14 for additional information regarding short-term and long-term debt.

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
Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes are recognized, based on enacted rates, when assets and liabilities have different values for financial statement and tax reporting purposes. A valuation allowance is recorded to reduce a deferred tax asset to the amount expected to be realized.

Items required by tax regulations to be included in the tax return may differ from the items reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements may be different than the actual rate applied on the tax return. Some of these differences are permanent such as expenses that are not deductible in the Company’s tax return, and some differences are temporary, reversing over time, such as valuation of insurance reserves. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years for which the Company has already recorded the tax benefit in the Company’s Consolidated Statements of Operations. Deferred tax liabilities generally represent tax expense recognized in the Company’s financial statements for which payment has been deferred, or expenditures for which the Company has already taken a deduction in the Company’s tax returns but have not yet been recognized in the Company’s financial statements.

The application of U.S. GAAP requires the Company to evaluate the recoverability of the Company’s deferred tax assets and establish a valuation allowance if necessary to reduce the Company’s deferred tax assets to an amount that is more likely than not expected to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. See Note 8 for a discussion of factors considered when evaluating the need for a valuation allowance.

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

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of accounting standards updates ("ASU") to the FASB Accounting Standards Codification.

The Company considers the applicability and impact of all ASU. ASU listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of the date of this filing. ASU not listed below were assessed and determined to be either not applicable or not material.

There have been no ASU adopted during the current year ended December 31, 2016.

ASU issued but not yet adopted as of the reporting date December 31, 2016

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
The ASU is based on the core principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, and assets recognized from the costs to obtain or fulfill a contract with a customer. Revenue recognition for insurance contracts and financial instruments are explicitly scoped out of the standard.

January 1, 2018 using one of two retrospective application methods (early adoption permitted beginning January 1, 2017).
                                           The Company plans to adopt the standard on January 1, 2018 using the modified retrospective application.

Given that insurance contracts and financial instruments are explicitly scoped out of the standard, the Company does not expect the adoption of the ASU to have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities
The ASU revises an entity’s accounting related to the classification and measurement of certain equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. The standard also amends certain disclosure requirements associated with the fair value of financial instruments.
January 1, 2018 using the modified retrospective method. The amendments are to be applied prospectively as they relate to equity investments without readily determinable fair value.
The Company’s equity investments, except for those accounted for using the equity method, will generally be carried on the Consolidated Statements of Financial Position at fair value with changes in fair value reported in current earnings. The Company is continuing to assess additional impacts of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

ASU 2016-02, Leases (Topic 842)
This ASU ensures that assets and liabilities from all outstanding lease contracts are recognized on the balance sheet (with limited exception). The ASU substantially changes a Lessee’s accounting for leases and requires the recording on balance sheet of a right-of-use asset and liability to make lease payments for most leases. A Lessee will continue to recognize expense in its income statement in a manner similar to the requirements under the current lease accounting standard. For Lessors, the standard modifies classification criteria and accounting for sales-type and direct financing leases and requires a Lessor to derecognize the carrying value of the leased asset that is considered to have been transferred to a Lessee and record a lease receivable and residual asset (receivable and residual approach). The standard also eliminates the real estate specific provisions of the current standard (i.e., sale-leaseback).
		January 1, 2019 using the modified retrospective method (with early adoption permitted).	The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2016-13, Financial Instruments-Credit Losses (Topic326): Measurement of Credit Losses on Financial Instruments
This ASU provides a new current expected credit loss model to account for credit losses on certain financial assets and off-balance sheet exposures (e.g., loans held for investment, debt securities held to maturity, reinsurance receivables, net investments in leases and loan commitments). The model requires an entity to estimate lifetime credit losses related to such financial assets and exposures based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The standard also modifies the current other-than-temporary impairment standard for available-for-sale debt securities to require the use of an allowance rather than a direct write down of the investment, and replaces existing standard for purchased credit deteriorated loans and debt securities.

January 1, 2020 using the modified retrospective method, however prospective application is required for purchased credit deteriorated assets previously accounted for under ASU 310-30 and for debt securities for which an other-than-temporary-impairment was recognized prior to the date of adoption. Early adoption is permitted beginning January 1, 2019.
The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a Consensus of the Emerging Issues Task Force)
This ASU addresses diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard provides clarity on the treatment of eight specifically defined types of cash inflows and outflows.
		January 1, 2018 using the retrospective method (with early adoption permitted provided that all amendments are adopted in the same period).	The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash
In November 2016, the FASB issued this ASU to address diversity in practice from entities classifying and presenting transfers between cash and restricted cash as operating, investing, or financing activities, or as a combination of those activities in the Statement of Cash Flows. The ASU requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the Statement of Cash Flows. As a result, transfers between such categories will no longer be presented in the Statement of Cash Flows.
		January 1, 2018 using the retrospective method (with early adoption permitted).	The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements

3. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$18,206	$1,967	$0	$20,173	$0
Obligations of U.S. states and their political subdivisions	95,588	1,629	503	96,714	0
Foreign government bonds	28,339	20	990	27,369	0
Public utilities	144,767	5,820	1,389	149,198	0
All other U.S. public corporate securities	335,839	13,793	4,539	345,093	(45)
All other U.S. private corporate securities	167,986	2,482	2,335	168,133	0
All other foreign public corporate securities	41,424	1,086	1,393	41,117	0
All other foreign private corporate securities	121,772	1,380	4,622	118,530	0
Asset-backed securities(1)	36,576	752	12	37,316	(58)
Commercial mortgage-backed securities	130,528	1,901	2,885	129,544	0
Residential mortgage-backed securities(2)	11,130	1,168	0	12,298	(108)
Total fixed maturities, available-for-sale	$1,132,155	$31,998	$18,668	$1,145,485	$(211)
Equity securities, available-for-sale:
Common stocks:
Mutual funds	$1,150	$22	$1	$1,171
Total equity securities, available-for-sale	$1,150	$22	$1	$1,171

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of OTTI losses in AOCI, which were not included in earnings. Amount excludes $0.4 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$23,582	$3,010	$0	$26,592	$0
Obligations of U.S. states and their political subdivisions	127,734	4,048	409	131,373	0
Foreign government bonds	8,211	29	1,122	7,118	0
Public utilities	152,580	5,656	2,374	155,862	0
All other U.S. public corporate securities	291,835	13,145	5,306	299,674	(45)
All other U.S. private corporate securities	162,781	3,718	3,458	163,041	0
All other foreign public corporate securities	29,507	1,432	1,359	29,580	0
All other foreign private corporate securities	163,641	2,824	6,629	159,836	0
Asset-backed securities(1)	47,898	606	258	48,246	(79)
Commercial mortgage-backed securities	62,355	2,126	41	64,440	0
Residential mortgage-backed securities(2)	17,458	1,982	7	19,433	(177)
Total fixed maturities, available-for-sale	$1,087,582	$38,576	$20,963	$1,105,195	$(301)
Equity securities, available-for-sale:
Common stocks:
Mutual funds	$18,275	$28	$1,219	$17,084
Total equity securities, available-for-sale	$18,275	$28	$1,219	$17,084

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

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

The following tables show the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, at December 31 for the years indicated:

	2016
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
Obligations of U.S. states and their political subdivisions	$35,521	$503	$0	$0	$35,521	$503
Foreign government bonds	23,492	659	1,690	331	25,182	990
Public utilities	43,675	1,361	170	28	43,845	1,389
All other U.S. public corporate securities	139,525	4,331	532	208	140,057	4,539
All other U.S. private corporate securities	74,436	1,644	9,315	691	83,751	2,335
All other foreign public corporate securities	16,231	746	3,791	647	20,022	1,393
All other foreign private corporate securities	44,295	2,791	12,254	1,831	56,549	4,622
Asset-backed securities	0	0	8,972	12	8,972	12
Commercial mortgage-backed securities	72,798	2,885	401	0	73,199	2,885
Residential mortgage-backed securities	0	0	0	0	0	0
Total fixed maturities, available-for-sale	$449,973	$14,920	$37,125	$3,748	$487,098	$18,668
Equity securities, available-for-sale	$0	$0	$25	$1	$25	$1

	2015
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
Obligations of U.S. states and their political subdivisions	$10,312	$409	$0	$0	$10,312	$409
Foreign government bonds	3,079	271	1,813	851	4,892	1,122
Public utilities	58,351	2,374	0	0	58,351	2,374
All other U.S. public corporate securities	76,154	4,478	7,342	828	83,496	5,306
All other U.S. private corporate securities	52,647	3,458	0	0	52,647	3,458
All other foreign public corporate securities	8,252	835	1,295	524	9,547	1,359
All other foreign private corporate securities	41,343	2,712	26,304	3,917	67,647	6,629
Asset-backed securities	18,052	141	10,672	117	28,724	258
Commercial mortgage-backed securities	12,059	35	398	6	12,457	41
Residential mortgage-backed securities	361	7	0	0	361	7
Total fixed maturities, available-for-sale	$280,610	$14,720	$47,824	$6,243	$328,434	$20,963
Equity securities, available-for-sale	$12,145	$931	$3,712	$288	$15,857	$1,219

The gross unrealized losses on fixed maturity securities at December 31, 2016 and 2015, were composed of $17.4 million and $16.8 million, respectively, related to high or highest quality securities based on the National Association of Insurance

Commissioners (“NAIC”) or equivalent rating, and $1.3 million and $4.2 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At December 31, 2016, the $3.7 million of gross unrealized losses of twelve months or more was concentrated in the finance, energy and technology sectors of the Company’s corporate securities. At December 31, 2015, the $6.2 million of gross unrealized losses of twelve months or more was concentrated in the consumer non-cyclical, capital goods and finance sectors of the Company’s corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for OTTI for these securities was not warranted at December 31, 2016 or 2015. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses were primarily attributable to interest rate increases. At December 31, 2016, the Company did not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

At both December 31, 2016 and 2015, none of the gross unrealized losses related to equity securities represented declines in value of greater than 20%. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for OTTI for these equity securities was not warranted at either December 31, 2016 or 2015.

The amortized cost and fair value of fixed maturities by contractual maturities at December 31, 2016, were as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$43,475	$43,676
Due after one year through five years	142,186	147,173
Due after five years through ten years	279,175	276,685
Due after ten years	489,085	498,793
Asset-backed securities	36,576	37,316
Commercial mortgage-backed securities	130,528	129,544
Residential mortgage-backed securities	11,130	12,298
Total fixed maturities, available-for-sale	$1,132,155	$1,145,485

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed and residential mortgage-backed securities are shown separately in the table above, as they are not due at a single maturity date.

The following table depicts the sources of fixed maturity and equity security proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities for the years indicated:

	2016	2015	2014
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$189,999	$4,300	$49,137
Proceeds from maturities/repayments(1)	81,157	119,987	102,303
Gross investment gains from sales, prepayments and maturities	(235)	2,689	5,160
Gross investment losses from sales and maturities	(1,135)	0	(249)
Equity securities, available-for-sale:
Proceeds from sales	$11,139	$2,122	$7,808
Gross investment gains from sales	7	74	456
Gross investment losses from sales	(961)	0	0
Fixed maturity and equity security impairments:
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings(2)	$0	$(1,061)	$(25)
Writedowns for impairments on equity securities	0	0	0

(1)	Includes $0.0 million, $(0.2) million and $0.0 million of non-cash related proceeds for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)
Excludes the portion of OTTI recorded in OCI representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of the impairment.

As discussed in Note 2, a portion of certain OTTI losses on fixed maturity securities is recognized in OCI. For these securities, the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts:

	Year Ended December 31,
	2016	2015
	(in thousands)
Balance, beginning of period	$651	$663
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(53)	(46)
Additional credit loss impairments recognized in the current period on securities previously impaired	0	26
Increases due to the passage of time on previously recorded credit losses	25	21
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(9)	(13)
Assets transferred to parent and affiliates	(52)	0
Balance, end of period	$562	$651

Trading Account Assets

The following table sets forth the composition of “Trading account assets” as of the dates indicated:

	December 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities	$7,446	$6,072	$10,000	$8,441
Equity securities	4,959	6,721	5,999	7,050
Total trading account assets	$12,405	$12,793	$15,999	$15,491

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income,” was $0.9 million, $(0.2) million and $(0.3) million during the years ended December 31, 2016, 2015 and 2014, respectively.

Commercial Mortgage and Other Loans
The Company’s commercial mortgage and other loans were comprised as follows, as of the dates indicated:

	December 31, 2016		December 31, 2015
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$55,754	34.6%	$79,481	33.1%
Retail	31,054	19.3	62,881	26.2
Industrial	18,707	11.6	25,059	10.4
Office	16,111	10.0	21,058	8.8
Other	22,016	13.7	17,803	7.4
Hospitality	10,525	6.5	23,176	9.6
Total commercial mortgage loans	154,167	95.7	229,458	95.5
Agricultural property loans	6,981	4.3	10,769	4.5
Total commercial mortgage and agricultural property loans by property type	161,148	100.0%	240,227	100.0%
Valuation allowance	(209)		(428)
Total net commercial mortgage and agricultural property loans by property type	160,939		239,799
Other loans:
Uncollateralized loans	0		8,410
Valuation allowance	0		0
Total net other loans	0		8,410
Total commercial mortgage and other loans	$160,939		$248,209

The commercial mortgage and agricultural property loans were geographically dispersed throughout the United States (with the largest concentrations in Illinois (19%), Texas (18%) and New York (10%)) and included loans secured by properties in Europe at December 31, 2016.

Activity in the allowance for credit losses for all commercial mortgage and other loans, as of the dates indicated, was as follows:

	December 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Other Loans	Total
	(in thousands)
Allowance for losses, beginning of the year	$425	$3	$0	$428
Addition to (release of) allowances for losses	(218)	(1)	0	(219)
Charge-offs, net of recoveries	0	0	0	0
Total ending balance	$207	$2	$0	$209

	December 31, 2015
	Commercial Mortgage Loans	Agricultural Property Loans	Other Loans	Total
	(in thousands)
Allowance for losses, beginning of the year	$767	$4	$0	$771
Addition to (release of) allowances for losses	(342)	(1)	0	(343)
Charge-offs, net of recoveries	0	0	0	0
Total ending balance	$425	$3	$0	$428

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	December 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Other Loans	Total
	(in thousands)
Allowance for Credit Losses:
Individually evaluated for impairment	$0	$0	$0	$0
Collectively evaluated for impairment	207	2	0	209
Loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance	$207	$2	$0	$209
Recorded Investment(1):
Individually evaluated for impairment	$0	$0	$0	$0
Collectively evaluated for impairment	154,167	6,981	0	161,148
Loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance	$154,167	$6,981	$0	$161,148

	December 31, 2015
	Commercial Mortgage Loans	Agricultural Property Loans	Other Loans	Total
	(in thousands)
Allowance for Credit Losses:
Individually evaluated for impairment	$0	$0	$0	$0
Collectively evaluated for impairment	425	3	0	428
Loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance	$425	$3	$0	$428
Recorded Investment(1):
Individually evaluated for impairment	$0	$0	$0	$0
Collectively evaluated for impairment	229,458	10,769	8,410	248,637
Loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance	$229,458	$10,769	$8,410	$248,637

(1)	Recorded investment reflects the carrying value gross of related allowance.
The following tables set forth certain key credit quality indicators for commercial mortgage and agricultural property loans, based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	Debt Service Coverage Ratio - December 31, 2016
	> 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$103,315	$0	$0	$103,315
60%-69.99%	32,965	5,394	0	38,359
70%-79.99%	12,230	5,052	0	17,282
80% or greater	2,192	0	0	2,192
Total commercial mortgage and agricultural property loans	$150,702	$10,446	$0	$161,148

	Debt Service Coverage Ratio - December 31, 2015
	> 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$158,983	$1,993	$0	$160,976
60%-69.99%	60,849	0	0	60,849
70%-79.99%	11,312	2,687	0	13,999
80% or greater	0	2,938	1,465	4,403
Total commercial mortgage and agricultural property loans	$231,144	$7,618	$1,465	$240,227

The following tables provide an aging of past due commercial mortgage and other loans as of the dates indicated, based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status as of the dates indicated:

	December 31, 2016
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status
	(in thousands)
Commercial mortgage loans	$154,167	$0	$0	$0	$154,167	$0
Agricultural property loans	6,981	0	0	0	6,981	0
Other loans	0	0	0	0	0	0
Total commercial mortgage and other loans	$161,148	$0	$0	$0	$161,148	$0

	December 31, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status
	(in thousands)
Commercial mortgage loans	$229,458	$0	$0	$0	$229,458	$0
Agricultural property loans	10,769	0	0	0	10,769	0
Other loans	8,410	0	0	0	8,410	0
Total commercial mortgage and other loans	$248,637	$0	$0	$0	$248,637	$0

(1)	There were no loans accruing interest.

See Note 2 for further discussion regarding non-accrual status loans.

For the years ended December 31, 2016 and 2015, there were no commercial mortgage or other loans acquired, other than those through direct origination, nor were there any commercial mortgage or other loans sold. For the year ended December 31, 2016, the Company transferred $51 million of commercial mortgage and other loans to related parties. See Note 1 for additional information.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both December 31, 2016 and 2015, the Company had no significant commitments to borrowers that have been involved in a troubled debt restructuring. As of both December 31, 2016 and 2015, there were no new troubled debt restructurings related to commercial mortgage or other loans and no payment defaults on commercial mortgage or other loans that were modified as a troubled debt restructuring within the twelve months preceding. See Note 2 for additional information related to the accounting for troubled debt restructurings.

Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments” at December 31 for the years indicated:

	2016	2015
	(in thousands)
Company's investment in separate accounts	$2,324	$1,853
Joint ventures and limited partnerships:
Private equity	11,883	14,286
Hedge funds	25,836	24,747
Real estate-related	1,978	2,073
Total joint ventures and limited partnerships	39,697	41,106
Derivatives	15,030	17,495
Total other long-term investments	$57,051	$60,454

As of both December 31, 2016 and 2015, the Company had no significant equity method investments.

Net Investment Income

The following table sets forth net investment income by asset class for the years ended December 31:

	2016	2015	2014
	(in thousands)
Fixed maturities, available-for-sale	$47,671	$44,959	$44,073
Trading account assets	765	866	119
Commercial mortgage and other loans	8,325	13,528	13,686
Policy loans	10,482	10,335	10,127
Short-term investments and cash equivalents	606	218	79
Other long-term investments	7,698	2,632	3,103
Gross investment income	75,547	72,538	71,187
Less: investment expenses	(3,522)	(3,647)	(3,315)
Net investment income	$72,025	$68,891	$67,872

There were no non-income producing assets as of December 31, 2016. Non-income producing assets represent investments that had not produced income for the twelve months preceding December 31, 2016.

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the years ended December 31, were from the following sources:

	2016	2015	2014
	(in thousands)
Fixed maturities	$(1,370)	$1,628	$4,786
Equity securities	(954)	74	456
Commercial mortgage and other loans	219	343	1,015
Short-term investments and cash equivalents	3	0	2
Joint ventures and limited partnerships	178	320	210
Derivatives(1)	90,352	3,388	(79,739)
Realized investment gains (losses), net	$88,428	$5,753	$(73,270)

(1)	Includes the offset of hedged items in qualifying effective hedge relationships prior to maturity or termination.

Net Unrealized Gains (Losses) on Investments by Asset Class

The table below presents net unrealized gains (losses) on investments by asset class as of December 31 for the years indicated:

	2016	2015	2014
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$147	$211	$225
Fixed maturity securities, available-for-sale - all other	13,183	17,402	61,979
Equity securities, available-for-sale	21	(1,191)	4
Derivatives designated as cash flow hedges (1)	4,973	5,651	159
Other investments	489	933	1,221
Net unrealized gains (losses) on investments	$18,813	$23,006	$63,588

(1)	See Note 10 for more information on cash flow hedges.

Securities Lending and Repurchase Agreements

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of December 31, 2016, the Company had $15.1 million of securities lending transactions recorded as "Cash collateral loaned for securities," comprised of $13.5 million in corporate securities and $1.6 million in foreign government bonds. The remaining contractual maturities of all securities lending transactions were overnight and continuous. As of December 31, 2016, the Company had no repurchase transactions. As of December 31, 2015, the Company had $3.0 million of securities lending transactions recorded as "Cash collateral loaned for securities," all of which were corporate securities. The remaining contractual maturities of all securities lending transactions were overnight and continuous. As of December 31, 2015, the Company had no repurchase transactions.

Securities Pledged, Restricted Assets and Special Deposits

The Company pledges as collateral investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase, collateralized borrowings and postings of collateral with derivative counterparties. As of December 31 for the years indicated in the table below, the carrying value of investments pledged to third parties and the carrying amount of the associated liabilities supported by the pledged collateral as reported in the Consolidated Statements of Financial Position included:

	2016	2015
	(in thousands)
Collateral Pledged:
Fixed maturity securities, available-for-sale	$14,476	$2,905
Total securities pledged	$14,476	$2,905
Liabilities Supported by Pledged Collateral:
Cash collateral for loaned securities	$15,054	$3,030
Total liabilities supported by pledged collateral	$15,054	$3,030

In the normal course of business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral were securities purchased under agreements to resell. The fair value of this collateral was $49.1 million and $96.6 million at December 31, 2016 and 2015, respectively, none of which had either been sold or repledged.

As of both December 31, 2016 and 2015, there were $0.6 million of fixed maturities on deposit with governmental authorities or trustees as required by certain insurance laws.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

4. DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in DAC as of and for the years ended December 31, were as follows:

	2016	2015	2014
	(in thousands)
Balance, beginning of year	$468,743	$457,420	$439,315
Capitalization of commissions, sales and issue expenses	29,954	60,024	60,207
Amortization- Impact of assumption and experience unlocking and true-ups	17,216	6,125	23,034
Amortization- All other	(64,443)	(65,452)	(60,726)
Change in unrealized investment gains and losses	(1,140)	10,626	(4,410)
Other(1)	(314,571)	0	0
Balance, end of year	$135,759	$468,743	$457,420

(1)	Represents ceded DAC upon reinsurance agreement with Prudential Insurance in 2016. See Note 1 and Note 12 for additional information.

5. POLICYHOLDERS’ LIABILITIES

Future Policy Benefits

Future policy benefits at December 31 were as follows:

	2016	2015
	(in thousands)
Life insurance	$1,085,613	$974,108
Individual annuities and supplementary contracts	23,877	23,297
Other contract liabilities	438,330	452,705
Total future policy benefits	$1,547,820	$1,450,110

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

The Company’s liability for future policy benefits are primarily liabilities for guaranteed benefits related to certain long-duration life and annuity contracts. Liabilities for guaranteed benefits with embedded derivative features are primarily in "Other contract liabilities" in the above table. The remaining liabilities for guaranteed benefits are primarily reflected with the underlying contract. The interest rates used in the determination of the present values range from 1.4% to 4.1%. See Note 6 for additional information regarding liabilities for guaranteed benefits related to certain long-duration contracts.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

Policyholders’ Account Balances

Policyholders’ account balances at December 31 were as follows:

	2016	2015
	(in thousands)
Interest-sensitive life contracts	$1,464,312	$1,246,611
Individual annuities	285,570	258,299
Guaranteed interest accounts	27,995	30,164
Other	164,187	145,512
Total policyholders’ account balances	$1,942,064	$1,680,586

Policyholders’ account balances represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable. These policyholders’ account balances also include provisions for benefits under non-life contingent payout annuities. Interest crediting rates for interest-sensitive life contracts range from 0.9% to 4.3%. Interest crediting rates for individual annuities range from 0.4% to 4.9%. Interest crediting rates for guaranteed interest accounts range from 1.0% to 5.3%. Interest crediting rates range from 0.5% to 3.5% for other.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

For guarantees of benefits that are payable at withdrawal, the net amount at risk is generally defined as the present value of the minimum guaranteed withdrawal payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance. For guarantees of accumulation balances, the net amount at risk is generally defined as the guaranteed minimum accumulation balance minus the current account balance. The Company’s primary risk exposures for these contracts relates to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility and contractholder behavior.

The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits”. As of December 31, 2016 and 2015, the Company had the following guarantees associated with these contracts, by product and guarantee type:

	December 31, 2016		December 31, 2015
	In the Event of Death	At Annuitization / Accumulation(1)(2)	In the Event of Death	At Annuitization / Accumulation(1)
	(in thousands)
Variable Annuity Contracts
Return of net deposits
Account value	$7,472,775	N/A	$6,770,691	N/A
Net amount at risk	$17,429	N/A	$37,256	N/A
Average attained age of contractholders	64 years	N/A	63 years	N/A
Minimum return or contract value
Account value	$1,955,672	$8,723,486	$1,935,482	$8,013,005
Net amount at risk	$36,275	$233,836	$83,010	$214,361
Average attained age of contractholders	66 years	64 years	66 years	64 years
Average period remaining until earliest expected annuitization	N/A	0 years	N/A	0 years

(1)	Includes income and withdrawal benefits as described herein

(2)	Excludes ceded reinsurance business to Prudential Insurance related to the Variable Annuities Recapture transaction, as described in Note 1. See Note 12 for amounts recoverable from reinsurers.

	December 31, 2016	December 31, 2015
	In the Event of Death
	(in thousands)
Variable Life, Variable Universal Life and Universal Life Contracts
No-lapse guarantees
Separate account value	$753,522	$692,364
General account value	$681,559	$552,888
Net amount at risk	$14,652,565	$12,072,957
Average attained age of contractholders	54 years	53 years

(1)
2016 amounts exclude ceded reinsurance business to Prudential Insurance related to the Variable Annuities Recapture transaction, as described in Note 1. See Note 12 for amounts recoverable from reinsurers.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2016	December 31, 2015
	(in thousands)
Equity funds	$5,089,766	$5,048,026
Bond funds	3,514,479	3,102,431
Money market funds	556,862	313,040
Total(1)	$9,161,107	$8,463,497

(1)
2016 amounts exclude ceded reinsurance business to Prudential Insurance related to the Variable Annuities Recapture transaction, as described in Note 1. See Note 12 for amounts recoverable from reinsurers.

In addition to the above mentioned amounts invested in separate account investment options, $267 million and $243 million of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA feature were invested in general account investment options as of December 31, 2016 and 2015, respectively. For the years ended December 31, 2016, 2015 and 2014, there were no transfers of assets, other than cash, from the general account to any separate account, and accordingly no gains or losses recorded.

Liabilities for Guarantee Benefits

The table below summarizes the changes in general account liabilities for guarantees on variable contracts. The liabilities for guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders' benefits”. Guaranteed minimum income and withdrawal benefits (“GMIWB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum accumulation benefits (“GMAB”) features are accounted for as embedded derivatives and are recorded at fair value within “Future policy benefits”. Changes in the fair value of these derivatives, including changes in the Company’s own risk of non-performance, along with any fees attributed or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” See Note 9 for additional information regarding the methodology used in determining the fair value of these embedded derivatives.

	GMDB		GMIB	GMWB/GMIWB/GMAB	Total
	Variable Annuity	Variable Life, Variable Universal Life & Universal Life	Variable Annuity

	(in thousands)
Balances as of December 31, 2013	$2,689	$42,455	$973	$(38,190)	$7,927
Incurred guarantee benefits(1)	5,428	20,545	915	467,026	493,914
Paid guarantee benefits	(264)	(1,050)	0	0	(1,314)
Changes in unrealized investment gains and losses(2)	141	7,262	6	0	7,409
Balance as of December 31, 2014	7,994	69,212	1,894	428,836	507,936
Incurred guarantee benefits(1)	3,409	25,049	(424)	20,236	48,270
Paid guarantee benefits	(720)	(5,174)	(12)	0	(5,906)
Changes in unrealized investment gains and losses(2)	(102)	(4,911)	(12)	0	(5,025)
Balance as of December 31, 2015	10,581	84,176	1,446	449,072	545,275
Incurred guarantee benefits(1)	660	54,869	(300)	(14,359)	40,870
Paid guarantee benefits	(532)	(5,399)	(25)	0	(5,956)
Changes in unrealized investment gains and losses	(74)	3,673	(5)	0	3,594
Balance as of December 31, 2016	$10,635	$137,319	$1,116	$434,713	$583,783

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

(1)
Incurred guarantee benefits include the portion of assessments established as additions to reserves as well as changes in estimates affecting the reserves. Also includes changes in the fair value of features accounted for as embedded derivatives.

(2)	Prior period amounts are presented on a basis consistent with the current period presentation.

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

The GMIWB features, taken collectively, provide a contractholder two optional methods to receive guaranteed minimum payments over time, a “withdrawal” option or an “income” option. The withdrawal option (which was available under only one of the GMIWBs and is no longer offered) guarantees that a contractholder can withdraw an amount each year until the cumulative withdrawals reach a total guaranteed balance. The income option (which varies among the Company’s GMIWBs), in general, guarantees the contractholder the ability to withdraw an amount each year for life (or for joint lives, in the case of any spousal version of the benefit) where such amount is equal to a percentage of a protected value under the benefit. The contractholder also has the potential to increase this annual amount, based on certain subsequent increases in account value that may occur. The GMIWB can be elected by the contractholder upon issuance of an appropriate deferred variable annuity contract or at any time following contract issue prior to annuitization. Certain GMIWB features include an asset transfer feature that reduces the Company’s exposure to these guarantees. The GMIWB liability is calculated as the present value of future expected payments to customers less the present value of future expected rider fees attributable to the embedded derivative feature.

Liabilities for guaranteed benefits for GMAB, GMWB and GMIWB features include amounts ceded to affiliates. See Note 12 for amounts recoverable from reinsurers relating to the ceding of certain embedded derivative liabilities associated with these guaranteed benefits, which are not reflected in the tables above.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

Sales Inducements

(in thousands)
Balance as of December 31, 2013	$88,350
Capitalization	842
Amortization- Impact of assumption and experience unlocking and true-ups	3,108
Amortization- All other	(15,733)
Change in unrealized investment gains (losses)	(33)
Balance as of December 31, 2014	76,534
Capitalization	678
Amortization- Impact of assumption and experience unlocking and true-ups	1,348
Amortization- All other	(16,144)
Change in unrealized investment gains (losses)	627
Balance as of December 31, 2015	63,043
Capitalization	100
Amortization- Impact of assumption and experience unlocking and true-ups	1,035
Amortization- All other	(13,203)
Change in unrealized investment gains (losses)	(383)
Other(1)	(50,592)
Balance as of December 31, 2016	$0

(1)	Represents ceded DSI upon reinsurance agreement with Prudential Insurance in 2016. See Note 1 and Note 12 for additional information.

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

Statutory net income of the Company amounted to $81 million, $62 million and $60 million for the years ended December 31, 2016, 2015 and 2014, respectively. Statutory surplus of the Company amounted to $313 million and $410 million at December 31, 2016 and 2015, respectively.

The Company does not utilize prescribed or permitted practices that vary materially from the statutory accounting practices prescribed by the NAIC.

The Company is subject to New Jersey law, which limits the amount of dividends that insurance companies can pay to stockholders without approval of the New Jersey Department of Banking and Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is a capacity to pay a dividend of $79 million in 2017 without prior approval. The Company paid dividends to Pruco Life of $241 million, $0 million and $80 million in 2016, 2015 and 2014 respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

8. INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, were as follows:

	2016	2015	2014
	(in thousands)
Current tax expense (benefit):
U.S. Federal	$6,701	$21,849	$21,129
Total	6,701	21,849	21,129
Deferred tax expense (benefit):
U.S. Federal	7,534	(8,486)	(31,353)
Total	7,534	(8,486)	(31,353)
Total income tax expense (benefit) from operations	14,235	13,363	(10,224)
Income tax expense (benefit) reported in equity related to:
Other comprehensive income (loss)	205	(11,823)	8,958
Additional paid-in capital	93	(1,348)	(177)
Total income tax expense (benefit)	$14,533	$192	$(1,443)

The Company’s actual income tax expense (benefit) for the years ended December 31 differs from the expected amount computed by applying the statutory federal income tax rate of 35% to income from operations before income taxes for the following reasons:

	2016	2015	2014
	(in thousands)
Expected federal income tax expense (benefit)	$32,702	$31,299	$6,314
Non-taxable investment income	(14,883)	(16,021)	(13,891)
Tax credits	(2,734)	(2,008)	(2,884)
Other	(850)	93	237
Total income tax expense (benefit) on income from continuing operations	$14,235	$13,363	$(10,224)

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and accounts for most of the non-taxable investment income shown in the table above, and as a result, is a major reason for the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2015 and current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from fund investments, changes in the account balances of variable life and annuity contracts and the Company’s taxable income before the DRD. Additionally, there remains the possibility that the IRS and the U.S. Treasury will address, through subsequent guidance, the issues related to the calculation of the DRD. For the last several years, the revenue proposals included in the Obama Administration’s budgets included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2016	2015
	(in thousands)
Deferred tax assets
Insurance reserves	$9,133	$149,569
Deferred policy acquisition costs	13,389	0
Deferred tax assets	22,522	149,569
Deferred tax liabilities
Deferred policy acquisition costs	0	105,590
Deferred sales inducements	0	22,065
Net unrealized gains on securities	4,844	6,074
Investments	15,523	5,251
Other	98	701
Deferred tax liabilities	20,465	139,681
Net deferred tax asset (liability)	$2,057	$9,888

The application of U.S. GAAP requires the Company to evaluate the recoverability of deferred tax assets and establish a valuation allowance if necessary to reduce the deferred tax asset to an amount that is more likely than not expected to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance the Company considers many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) in which tax jurisdictions they were generated and the timing of their reversal; (4) taxable income in prior carryback years as well as projected taxable earnings exclusive of reversing temporary differences and carryforwards; (5) the length of time that carryovers can be utilized in the various taxing jurisdictions; (6) any unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that the Company would employ to avoid a tax benefit from expiring unused. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized. The company had no valuation allowance as of December 31, 2016, and 2015.

Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of deferred tax asset that is realizable.

The Company’s income (loss) from operations before income taxes includes income from domestic operations of $93 million, $89 million and $18 million, and no income from foreign operation for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the IRS or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

The Company’s unrecognized tax benefits for the years ended December 31 are as follows:

	2016	2015	2014
	(in thousands)
Balance at January 1,	$0	$0	$0
Increases in unrecognized tax benefits-prior years	474	0	0
(Decreases) in unrecognized tax benefits-prior years	0	0	0
Increases in unrecognized tax benefits-current year	474	0	0
(Decreases) in unrecognized tax benefits-current year	0	0	0
Settlements with taxing authorities	0	0	0
Balance at December 31,	$948	$0	$0
Unrecognized tax benefits that, if recognized, would favorably impact the effective rate	$948	$0	$0

The Company does not anticipate any significant changes within the next twelve months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit).

At December 31, 2016, the Company remains subject to examination in the U.S. for tax years 2009 through 2015.

The Company is participating in the IRS’s Compliance Assurance Program. Under this program, the IRS assigns an examination team to review completed transactions as they occur in order to reach agreement with the Company on how they should be reported in the relevant tax returns. If disagreements arise, accelerated resolution programs are available to resolve the disagreements in a timely manner before the tax returns are filed.

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

Level 2 - Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not trade in active markets because they are not publicly available), certain short-term investments and certain cash equivalents, and certain OTC derivatives.

Level 3 - Fair value is based on at least one significant unobservable input for the asset or liability. The assets and liabilities in this category may require significant judgment or estimation in determining the fair value. The Company’s Level 3 assets and liabilities primarily include: certain fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured OTC derivative contracts, certain real estate funds for which the Company is the general partner, and embedded derivatives resulting from reinsurance or certain products with guaranteed benefits.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	As of December 31, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$20,173	$0	$0	$20,173
Obligations of U.S. states and their political subdivisions	0	96,714	0	0	96,714
Foreign government bonds	0	27,369	0	0	27,369
U.S. corporate public securities	0	437,609	0	0	437,609
U.S. corporate private securities	0	205,178	12,967	0	218,145
Foreign corporate public securities	0	41,117	0	0	41,117
Foreign corporate private securities	0	122,678	2,522	0	125,200
Asset-backed securities(5)	0	34,988	2,328	0	37,316
Commercial mortgage-backed securities	0	129,544	0	0	129,544
Residential mortgage-backed securities	0	12,298	0	0	12,298
Subtotal	0	1,127,668	17,817	0	1,145,485
Trading account assets:
Corporate securities	0	6,072	0	0	6,072
Equity securities	0	0	6,721	0	6,721
Subtotal	0	6,072	6,721	0	12,793
Equity securities, available-for-sale	0	1,171	0	0	1,171
Short-term investments	11,007	0	0	0	11,007
Cash equivalents	1,531	1,999	0	0	3,530
Other long-term investments	0	16,610	0	(1,580)	15,030
Reinsurance recoverables	0	0	434,713	0	434,713
Receivables from parent and affiliates	0	3,873	5,993	0	9,866
Subtotal excluding separate account assets	12,538	1,157,393	465,244	(1,580)	1,633,595
Separate account assets(2)	0	12,740,323	0	0	12,740,323
Total assets	$12,538	$13,897,716	$465,244	$(1,580)	$14,373,918
Future policy benefits(3)	$0	$0	$434,713	$0	$434,713
Policyholders' account balances	0	0	2,298	0	2,298
Payables to parent and affiliates	0	1,416	0	(1,416)	0
Total liabilities	$0	$1,416	$437,011	$(1,416)	$437,011

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2015(4)
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$26,592	$0	$0	$26,592
Obligations of U.S. states and their political subdivisions	0	131,373	0	0	131,373
Foreign government bonds	0	7,118	0	0	7,118
U.S. corporate public securities	0	401,754	0	0	401,754
U.S. corporate private securities	0	204,659	9,781	0	214,440
Foreign corporate public securities	0	29,580	0	0	29,580
Foreign corporate private securities	0	154,191	8,028	0	162,219
Asset-backed securities(5)	0	23,100	25,146	0	48,246
Commercial mortgage-backed securities	0	64,440	0	0	64,440
Residential mortgage-backed securities	0	19,433	0	0	19,433
Subtotal	0	1,062,240	42,955	0	1,105,195
Trading account assets:
Corporate securities	0	8,441	0	0	8,441
Equity securities	0	0	7,050	0	7,050
Subtotal	0	8,441	7,050	0	15,491
Equity securities, available-for-sale	0	17,084	0	0	17,084
Short-term investments	715	0	0	0	715
Cash equivalents	30,998	31,982	0	0	62,980
Other long-term investments	0	16,245	0	(364)	15,881
Reinsurance recoverables	0	0	356,337	0	356,337
Receivables from parent and affiliates	0	8,966	3,511	0	12,477
Subtotal excluding separate account assets	31,713	1,144,958	409,853	(364)	1,586,160
Separate account assets(2)	0	11,605,964	0	0	11,605,964
Total assets	$31,713	$12,750,922	$409,853	$(364)	$13,192,124
Future policy benefits(3)	$0	$0	$449,073	$0	$449,073
Payables to parent and affiliates	0	364	0	(364)	0
Total liabilities	$0	$364	$449,073	$(364)	$449,073

(1)
“Netting” amounts represent cash collateral of $0.2 million and $0.0 million as of December 31, 2016 and 2015, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

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

(3)
As of December 31, 2016, the net embedded derivative liability position of $435 million includes $138 million of embedded derivatives in an asset position and $573 million of embedded derivatives in a liability position. As of December 31, 2015, the net embedded derivative liability position of $449 million includes $76 million of embedded derivatives in an asset position and $525 million of embedded derivatives in a liability position.

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
Notes to Consolidated Financial Statements—(Continued)

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of December 31, 2016 and 2015, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Trading Account Assets – Trading account assets consist of fixed maturities and equity securities, whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and below under “Equity Securities.”

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

Derivative Instruments – Derivatives are recorded at fair value either as assets within “Other long-term investments,” or as liabilities within “Payables to parent and affiliates,” except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility, expected returns, NPR, liquidity and other factors.

The majority of the Company’s derivative positions are traded in the OTC derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models that utilize actively quoted or observable market input values from external market data providers, third-party pricing vendors and/or recent trading activity. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value. The fair values of most OTC derivatives, including

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

interest rate and cross currency swaps, currency forward contracts and single name credit default swaps are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key inputs include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, NPR, volatility and other factors.

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

Effective January 1, 2016, the Company adopted new accounting guidance (ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share or Its Equivalent (Topic 820)), which removes the requirements to categorize within the fair value hierarchy all investments measured at net asset value per share (or its equivalent) as a practical expedient. As a result of the adoption of this new guidance, certain other long-term investments are no longer classified in the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been revised to conform to the current period presentation. At both December 31, 2016 and 2015, the fair values of these investments, which include certain hedge funds, private equity funds and other funds were $0.2 million, which had been previously classified in Level 3 at December 31, 2015.

Cash Equivalents and Short-Term Investments – Cash equivalents and short-term investments include money market instruments, and other highly liquid debt instruments. Certain money market instruments are valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The remaining instruments in this category are generally fair valued based on market observable inputs, and these investments have primarily been classified within Level 2.

Separate Account Assets – Separate account assets include fixed maturity securities, treasuries, equity securities and mutual funds, for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and “Equity Securities”.

Effective January 1, 2016, the Company adopted new accounting guidance (ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share or Its Equivalent (Topic 820)), which removes the requirements to categorize within the fair value hierarchy all investments measured at net asset value per share (or its equivalent) as a practical expedient. As a result of the adoption of this new guidance, certain separate account investments are no longer classified in the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been revised to conform to the current period presentation. At both December 31, 2016 and 2015, the fair values of separate account assets excluded from the fair value hierarchy, which include investments in real estate and other invested assets, were $7 million, which had been previously classified in Level 3 at December 31, 2015.

Receivables from Parent and Affiliates – Receivables from parent and affiliates carried at fair value include affiliated bonds within the Company’s legal entity where fair value is determined consistent with similar securities described above under “Fixed Maturity Securities” managed by affiliated asset managers.

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

Future Policy Benefits – The liability for future policy benefits is related to guarantees primarily associated with the living benefit features of certain variable annuity contracts, including GMAB, GMWB and GMIWB, accounted for as embedded derivatives. The fair values of these liabilities are calculated as the present value of future expected benefit payments to contractholders less the present value of future expected rider fees attributable to the living benefit feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management's judgment.

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

Policyholders' account balances – The liability for policyholders' account balances is related to certain embedded derivative instruments associated with certain policyholders' account balances. The fair values are determined consistent with similar derivative instruments described above under "Derivative Instruments".

Transfers between Levels 1 and 2 – Transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. During the years ended December 31, 2016 and 2015, there were no transfers between Level 1 and Level 2.

Level 3 Assets and Liabilities by Price Source – The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2016
	Internal(1)	External(2)	Total
	(in thousands)
Corporate securities(3)	$15,489	$0	$15,489
Asset-backed securities(4)	27	2,301	2,328
Equity securities	1,449	5,272	6,721
Reinsurance recoverables	434,713	0	434,713
Receivables from parent and affiliates	0	5,993	5,993
Total assets	$451,678	$13,566	$465,244
Future policy benefits	$434,713	$0	$434,713
Policyholders' account balances	2,298	0	2,298
Total liabilities	$437,011	$0	$437,011

	As of December 31, 2015(5)
	Internal(1)	External(2)	Total
	(in thousands)
Corporate securities	$17,809	$0	$17,809
Asset-backed securities(4)	66	25,080	25,146
Equity securities	0	7,050	7,050
Reinsurance recoverables	356,337	0	356,337
Receivables from parent and affiliates	0	3,511	3,511
Total assets	$374,212	$35,641	$409,853
Future policy benefits	$449,073	$0	$449,073
Policyholders' account balances	0	0	0
Total liabilities	$449,073	$0	$449,073

(1)
Represents valuations reflecting both internally-derived and market inputs, as well as third-party pricing information or quotes. See below for additional information related to internally-developed valuation for significant items in the above table.

(2)	Represents unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

(3)	Includes assets classified as fixed maturities available-for-sale

(4)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types

(5)	Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the adoption of ASU 2015-07

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of December 31, 2016
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(8)	$15,489	Discounted cash flow	Discount rate	4.54%	6.62%	5.25%	Decrease
Reinsurance recoverables	$434,713	Fair values are determined in the same manner as future policy benefits.
Liabilities:
Future policy benefits(2)	$434,713	Discounted cash flow	Lapse rate(3)	0%	13%		Decrease
			NPR spread (4)	0.25%	3.08%		Decrease
			Utilization rate(5)	52%	96%		Increase
			Withdrawal rate	See table footnote (6) below.
			Mortality rate(7)	0%	14%		Decrease
			Equity volatility curve	16%	25%		Increase

	As of December 31, 2015
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(8)	$17,809	Discounted cash flow	Discount rate	5.76%	7.98%	6.71%	Decrease
Reinsurance recoverables	$356,337	Fair values are determined in the same manner as future policy benefits.
Liabilities:
Future policy benefits(2)	$449,073	Discounted cash flow	Lapse rate(3)	0%	14%		Decrease
			NPR spread(4)	0.06%	1.76%		Decrease
			Utilization rate(5)	56%	96%		Increase
			Withdrawal rate(6)	74%	100%		Increase
			Mortality rate(7)	0%	14%		Decrease
			Equity volatility curve	17%	28%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.

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
Notes to Consolidated Financial Statements—(Continued)

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

(6)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions may vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of December 31, 2016, the minimum withdrawal assumption rate is 78% and the maximum withdrawal assumption rate may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

(8)	Includes assets classified as fixed maturities available-for-sale.

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

The Company has also established policies and guidelines that require the establishment of valuation methodologies and consistent application of such methodologies. These policies and guidelines govern the use of inputs and price source hierarchies and provide controls around the valuation processes. These controls include appropriate review and analysis of investment prices against market activity or indicators of reasonableness, analysis of portfolio returns to corresponding benchmark returns, back-testing, review of bid/ask spreads to assess activity, approval of price source changes, price overrides, methodology changes and classification of fair value hierarchy levels. For living benefit features of the Company’s variable annuity products, the actuarial valuation unit periodically tests contract input data, and actuarial assumptions are reviewed at least annually and updated based upon emerging experience, future expectations and other data, including any observable market data. The valuation policies and guidelines are reviewed and updated as appropriate.

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

	Year Ended December 31, 2016
	Fixed Maturities - Available-For-Sale
	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Public Securities	Foreign Corporate Private Securities	Asset-Backed Securities(6)	Trading Account Assets - Equity Securities	Equity Securities, Available-For-Sale
	(in thousands)
Fair value, beginning of period	$0	$9,781	$0	$8,028	$25,146	$7,050	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	31	0	0	7	0	0
Asset management fees and other income	0	0	0	0	0	(503)	0
Included in other comprehensive income (loss)	0	263	0	52	6	0	0
Net investment income	0	16	0	0	11	0	0
Purchases	0	3,758	0	0	4,893	0	0
Sales	0	(86)	0	(1,471)	(6,037)	(1,440)	0
Issuances	0	0	0	0	0	0	0
Settlements	0	(796)	0	(5,129)	(36)	0	0
Transfers into Level 3(2)	0	0	0	1,042	1,941	0	0
Transfers out of Level 3(2)	0	0	0	0	(23,603)	0	0
Other(4)	0	0	0	0	0	1,614	0
Fair value, end of period	$0	$12,967	$0	$2,522	$2,328	$6,721	$0
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$0	$(176)	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2016
	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits	Policyholders' Account Balances
	(in thousands)
Fair value, beginning of period	$356,337	$3,511	$(449,073)	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(5)	7,541	(130)	88,947	(890)
Asset management fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	105	0	0
Net investment income	0	0	0	0
Purchases	70,835	6,000	0	0
Sales	0	(994)	0	0
Issuances	0	0	(74,587)	0
Settlements	0	(527)	0	(802)
Transfers into Level 3(2)	0	0	0	0
Transfers out of Level 3(2)	0	(1,972)	0	0
Other(4)	0	0	0	(606)
Fair value, end of period	$434,713	$5,993	$(434,713)	$(2,298)
Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$723,728	$0	$80,807	$(890)
Asset management fees and other income	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2015(1)
	Fixed Maturities Available-For-Sale
	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Public Securities	Foreign Corporate Private Securities	Asset-Backed Securities(6)	Trading Account Assets - Equity Securities
	(in thousands)
Fair value, beginning of period	$537	$5,818	$0	$4,441	$10,092	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(67)	0	(973)	7	0
Asset management fees and other income	0	0	0	0	0	1,051
Included in other comprehensive income (loss)	(8)	(186)	5	280	(106)	0
Net investment income	(1)	7	0	(22)	(12)	0
Purchases	0	13,610	364	537	17,727	0
Sales	0	(4,437)	0	(69)	(2,000)	0
Issuances	0	0	0	0	0	0
Settlements	0	(4,964)	0	(5,475)	(789)	0
Transfers into Level 3(2)	0	0	0	9,309	9,404	0
Transfers out of Level 3(2)	(528)	0	(369)	0	(9,177)	0
Other(4)	0	0	0	0	0	5,999
Fair value, end of period	$0	$9,781	$0	$8,028	$25,146	$7,050
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$0	$1,051

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2015(1)
	Equity Securities, Available for Sale	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits	Policyholders' account balances
	(in thousands)
Fair value, beginning of period	$92	$339,982	$4,594	$(428,837)	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	52	(35,413)	0	44,114	0
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	(39)	0	(53)	0	0
Net investment income	0	0	1	0	0
Purchases	0	51,768	0	0	0
Sales	0	0	0	0	0
Issuances	0	0	0	(64,350)	0
Settlements	(105)	0	0	0	0
Transfers into Level 3(2)	0	0	3,964	0	0
Transfers out of Level 3(2)	0	0	(4,995)	0	0
Other	0	0	0	0	0
Fair value, end of period	$0	$356,337	$3,511	$(449,073)	$0
Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$(28,430)	$0	$35,179	$0
Asset management fees and other income	$0	$0	$0	$0	$0

The following tables summarize the portion of changes in fair values of Level 3 assets and liabilities included in earnings and other comprehensive income for the year ended December 31, 2014, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held as of December 31, 2014.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2014(1)
	Fixed Maturities Available-For-Sale
	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Public Securities	Foreign Corporate Private Securities	Asset-Backed Securities(6)	Trading Account Assets- Equity Securities	Equity Securities, Available-For-Sale
	(in thousands)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$168	$58	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$0	$0	$0
Included in other comprehensive income (loss)	$6	$519	$0	$(76)	$0	$0	$13
Net investment income	$(5)	$0	$0	$43	$(45)	$0	$0
Unrealized gains (losses) for assets still held(3):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$0	$0	$0

	December 31, 2014(1)
	Reinsurance Recoverable	Receivables from Parent and Affiliates	Future Policy Benefits	Policyholders Account Balances
	(in thousands)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	$335,729	$0	$(409,978)	$0
Asset management fees and other income	$0	$0	$0	$0
Included in other comprehensive income (loss)	$0	$(84)	$0	$0
Net investment income	$0	$0	$0	$0
Unrealized gains (losses) for assets/liabilities still held(3):
Included in earnings:
Realized investment gains (losses), net	$335,135	$0	$(409,525)	$0
Asset management fees and other income	$0	$0	$0	$0

(1)	Prior period amounts have been reclassified to conform to current period presentation, including the adoption of ASU 2015-07.

(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter.

(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(4)	Other primarily represents reclassifications of certain assets and liabilities between reporting categories.

(5)
Realized investment gains (losses) on Future Policy Benefits and Reinsurance Recoverables primarily represents the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts. Refer to Note 1 for impacts to Realized investment gains (losses) related to the Variable Annuities Recapture.

(6)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

Transfers – Transfers into Level 3 are generally the result of unobservable inputs utilized within valuation methodologies and the use of indicative broker quotes for assets that were previously valued using observable inputs. Transfers out of Level 3 are generally

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

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

	December 31, 2016(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$165,175	$165,175	$160,939
Policy loans	0	0	187,242	187,242	187,242
Cash and cash equivalents	4,340	49,114	0	53,454	53,454
Accrued investment income	0	15,829	0	15,829	15,829
Receivables from parent and affiliates	0	23,591	0	23,591	23,591
Other assets	0	4,255	0	4,255	4,255
Total assets	$4,340	$92,789	$352,417	$449,546	$445,310
Liabilities:
Policyholders’ account balances - investment contracts	$0	$164,174	$42,762	$206,936	$207,331
Cash collateral for loaned securities	0	15,054	0	15,054	15,054
Short-term debt to affiliates	0	0	0	0	0
Long-term debt to affiliates	0	0	0	0	0
Payables to parent and affiliates	0	8,603	0	8,603	8,603
Other liabilities	0	31,079	0	31,079	31,079
Total liabilities	$0	$218,910	$42,762	$261,672	$262,067

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2015(1)
	Fair Value				Carrying Amount (1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$8,540	$245,041	$253,581	$248,209
Policy loans	0	0	185,508	185,508	185,508
Cash and cash equivalents	1,158	96,599	0	97,757	97,757
Accrued investment income	0	16,644	0	16,644	16,644
Receivables from parent and affiliates	0	23,212	0	23,212	23,212
Other assets	0	2,664	0	2,664	2,664
Total assets	$1,158	$147,659	$430,549	$579,366	$573,994
Liabilities:
Policyholders’ account balances - investment contracts	$0	$145,502	$41,262	$186,764	$187,827
Cash collateral for loaned securities	0	3,030	0	3,030	3,030
Short-term debt to affiliates	0	24,188	0	24,188	24,000
Long-term debt to affiliates	0	92,470	0	92,470	92,000
Payables to parent and affiliates	0	8,441	0	8,441	8,441
Other liabilities	0	39,009	0	39,009	39,009
Total liabilities	$0	$312,640	$41,262	$353,902	$354,307

(1)
Effective January 1, 2016, the Company adopted new accounting guidance (ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share or Its Equivalent (Topic 820)), which removes the requirement to categorize within the fair value hierarchy all investments measured at net asset value per share (or its equivalent) as a practical expedient. As a result of the adoption of this new guidance, certain other long-term investments are no longer classified in the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been revised to conform to the current period presentation. At December 31, 2016 and 2015, the fair values of these cost method investments were $1.8 million and $1.4 million, respectively, which had been previously classified in Level 3 at December 31, 2015. The carrying values of these investments were $1.7 million and $1.3 million as of December 31, 2016 and 2015, respectively.

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
Notes to Consolidated Financial Statements—(Continued)

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2016			December 31, 2015
		Gross Fair Value			Gross Fair Value
Primary Underlying	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$59,397	$5,342	$0	$54,443	$5,572	$0
Total Qualifying Hedges	$59,397	$5,342	$0	$54,443	$5,572	$0
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$59,075	$4,983	$0	$57,201	$6,076	$0
Credit
Credit Default Swaps	3,000	0	(281)	7,275	268	(222)
Currency/Interest Rate
Foreign Currency Swaps	13,403	2,885	0	24,715	3,597	0
Foreign Currency
Foreign Currency Forwards	0	0	0	550	5	0
Equity
Equity Options	75,751	3,400	(1,135)	30,501	2,341	(142)
Total Non-Qualifying Hedges	$151,229	$11,268	$(1,416)	$120,242	$12,287	$(364)
Total Derivatives (1)	$210,626	$16,610	$(1,416)	$174,685	$17,859	$(364)

(1)	Excludes embedded derivatives and the related reinsurance recoverables which contain multiple underlyings.

The fair value of the embedded derivatives, included in "Future policy benefits," was a net liability of $435 million and $449 million as of December 31, 2016 and 2015, respectively. The fair value of the related reinsurance recoverables, included in "Reinsurance recoverables" was an asset of $435 million and $356 million as of December 31, 2016 and 2015, respectively. See Note 7 for additional information on these reinsurance agreements.

The fair value of the embedded derivatives, included in "Policyholders' account balances," was a net liability of $2 million and $1 million as of December 31, 2016 and December 31, 2015, respectively. There was no related reinsurance recoverable.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2016
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statement of Financial Position	Net Amounts Presented in the Consolidated Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$16,610	$(1,580)	$15,030	$(15,030)	$0
Securities purchased under agreements to resell	49,114	0	49,114	(49,114)	0
Total Assets	$65,724	$(1,580)	$64,144	$(64,144)	$0
Offsetting of Financial Liabilities:
Derivatives	$1,416	$(1,416)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$1,416	$(1,416)	$0	$0	$0

	December 31, 2015
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statement of Financial Position	Net Amounts Presented in the Consolidated Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$16,245	$(364)	$15,881	$(15,157)	$724
Securities purchased under agreements to resell	96,599	0	96,599	(96,599)	0
Total Assets	$112,844	$(364)	$112,480	$(111,756)	$724
Offsetting of Financial Liabilities:
Derivatives	$364	$(364)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$364	$(364)	$0	$0	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

	Year Ended December 31, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$258	$554	$(678)
Total qualifying hedges	0	258	554	(678)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	571	0	0	0
Currency	234	0	0	0
Currency/Interest Rate	2,028	0	17	0
Credit	(535)	0	0	0
Equity	786	0	0	0
Embedded Derivatives	87,268	0	0	0
Total non-qualifying hedges	90,352	0	17	0
Total	$90,352	$258	$571	$(678)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$247	$301	$5,492
Total cash flow hedges	0	247	301	5,492
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,675	0	0	0
Currency	19	0	0	0
Currency/Interest Rate	2,729	0	55	0
Credit	152	0	0	0
Equity	856	0	0	0
Embedded Derivatives	(2,043)	0	0	0
Total non-qualifying hedges	3,388	0	55	0
Total	$3,388	$247	$356	$5,492

	Year Ended December 31, 2014
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$(58)	$288	$3,216
Total cash flow hedges	0	(58)	288	3,216
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	4,713	0	0	0
Currency/Interest Rate	1,445	0	25	0
Credit	(43)	0	0	0
Equity	(720)	0	0	0
Embedded Derivatives	(85,134)	0	0	0
Total non-qualifying hedges	(79,739)	0	25	0
Total	$(79,739)	$(58)	$313	$3,216

(1)	Amounts deferred in AOCI.

For the years ended December 31, 2016, 2015 and 2014, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2013	$(3,057)
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2014	3,446
Amounts reclassified into current period earnings	(230)
Balance, December 31, 2014	159
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2015	5,741
Amounts reclassified into current period earnings	(249)
Balance, December 31, 2015	5,651
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2016	1,534
Amounts reclassified into current period earnings	(2,212)
Balance, December 31, 2016	$4,973

Using December 31, 2016 values, it is estimated that a pre-tax gain of $0.4 million will be reclassified from AOCI to earnings during the subsequent twelve months ending December 31, 2017, offset by amounts pertaining to the hedged items. As of December 31, 2016 and 2015, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 14 years. Income amounts deferred in AOCI as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” within OCI in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Credit Derivatives

The Company has no exposure from credit derivatives where it has written credit protection as of December 31, 2016 and 2015.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of December 31, 2016 and 2015, the Company had $3 million and $7 million of outstanding notional amounts reported at fair value as a liability of $0.3 million and an asset of $0.0 million, respectively.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by our counterparties to financial derivative transactions.

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

11. COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund commercial loans. As of December 31, 2016, there was no outstanding balance on these commitments. As of December 31, 2015, the outstanding balance on these commitments was $4 million. The Company has

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

made commitments to purchase or fund investments, mostly private fixed maturities. As of December 31, 2016 and 2015, $14 million and $5 million, respectively, of these commitments were outstanding.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of December 31, 2016, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $10 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

Wells Fargo MyTerm Sales
In December 2016, Prudential Financial announced that it suspended sales of its MyTerm life insurance product through Wells Fargo pending completion of a Prudential Financial-initiated review of how the product was being sold through Wells Fargo. Prudential Financial has offered to reimburse the full amount of premium with interest, to any Wells Fargo customers with concerns about the way in which the product was purchased. Wells Fargo distributed the product from June 2014 until sales were suspended, and Prudential Financial's total annualized new business premiums associated with sales through Wells Fargo were approximately $4 million.

Prudential Financial has received inquiries, requests for information, subpoenas and a civil investigative demand related to this matter from state and federal regulators, including its lead state insurance regulator, the New Jersey Department of Banking and Insurance ("NJDOBI"), state attorneys general and federal legislators, and is responding to these requests. Prudential Financial has also received shareholder demands for certain books and records under New Jersey law. Litigation related to this matter is

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

described below. Prudential Financial may become subject to additional regulatory inquiries and other investigations and actions, shareholder demands and litigation related to this matter. Prudential Financial has provided notice to Wells Fargo that it may seek indemnification under the MyTerm distribution agreement between the parties.

Alex Perea v. The Prudential Insurance Company of America, Pruco Life Insurance Company of New Jersey, and Pruco Life Insurance Company
In December 2016, a putative class action complaint entitled Alex Perea, individually and on behalf of all others similarly situated v. The Prudential Insurance Company of America, Pruco Life Insurance Company of New Jersey, and Pruco Life Insurance Company, was filed in the United States District Court for the District of New Jersey. The complaint: (i) alleges that Defendants conspired with Wells Fargo to sell a life insurance product to Wells Fargo customers without their knowledge or consent and violated federal law (Racketeer Influenced and Corrupt Organizations Act (RICO)) and New Jersey law (Consumer Fraud Act), and (ii) seeks injunctive relief, compensatory damages, exemplary and statutory penalties, treble damages, interest and attorneys’ fees and costs. In January 2017, plaintiff filed an amended complaint in the United States District Court for the District of New Jersey, alleging the same claims contained in the Complaint. In February 2017, the Amended Complaint was withdrawn with prejudice.

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

Securities Lending Matter

In 2016, Prudential Financial self-reported to the United States Securities and Exchange Commission, and notified other regulators, that in some cases it failed to maximize securities lending income due to a long-standing restriction benefiting Prudential Financial that limited the availability of loanable securities for certain separate account investments. Prudential Financial has removed the restriction and substantially implemented a remediation plan for the benefit of customers. Prudential Financial intends to complete the remediation process. The remediation plan remains subject to regulatory review and Prudential Financial is cooperating with regulators in their review of this matter.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

12.    REINSURANCE

The Company participates in reinsurance with its affiliates Prudential Arizona Reinsurance Captive Company (“PARCC”), Prudential Arizona Reinsurance Term Company (“PAR Term”), Prudential Arizona Reinsurance Universal Company (“PAR U”), and Prudential Term Reinsurance Company (“Term Re”), its parent companies, Pruco Life and Prudential Insurance, third parties and participated in reinsurance with its affiliate Pruco Re through March 31, 2016. The reinsurance agreements provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage statutory capital, facilitate its capital market hedging program, and align accounting methodology for the assets and liabilities of living benefit guarantees contained in annuities contracts. See Note 1 for additional information on the change effective April 1, 2016 related to the Variable Annuities Recapture. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

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

Realized investment gains and losses include the impact of reinsurance agreements, particularly reinsurance agreements involving living benefit guarantees. The Company has entered into a reinsurance agreement to transfer the risk related to living benefit guarantees on variable annuities to Prudential Insurance. See Note 1 for additional information on the change effective April 1, 2016 related to the Variable Annuities Recapture. These reinsurance agreements are derivatives and have been accounted for in the same manner as embedded derivatives and the changes in the fair value of these derivatives are recognized through “Realized investment gains (losses), net”. See Note 10 for additional information related to the accounting for embedded derivatives.

Reinsurance amounts included in the Company’s Consolidated Statements of Financial Position as of December 31, were as follows:

	2016	2015
	(in thousands)
Reinsurance recoverables	$2,252,049	$1,634,696
Policy loans	(15,118)	(12,989)
Deferred policy acquisition costs	(687,042)	(252,795)
Deferred sales inducements	(58,062)	0
Other assets	20,880	0
Other liabilities	39,231	47,421

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

The reinsurance recoverables by counterparty are broken out below:

	Reinsurance Recoverables
	December 31, 2016	December 31, 2015
	(in thousands)
Prudential Insurance	$778,958	$30,079
PAR U	725,572	560,188
PARCC	497,638	496,591
PAR Term	163,330	142,068
Term Re	73,895	37,391
Pruco Life	10,142	29,796
Pruco Re	0	336,653
Unaffiliated	2,514	1,930
Total reinsurance recoverables	$2,252,049	$1,634,696

Reinsurance amounts, included in the Company’s Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, were as follows:

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

	2016	2015	2014
	(in thousands)
Premiums:
Direct	$217,375	$205,978	$193,928
Ceded	(252,050)	(190,987)	(179,605)
Net premiums	(34,675)	14,991	14,323
Policy charges and fee income:
Direct	273,121	314,357	287,766
Ceded(1)	(206,575)	(116,822)	(106,680)
Net policy charges and fee income	66,546	197,535	181,086
Net investment income:
Direct	72,561	69,371	68,364
Ceded	(536)	(480)	(492)
Net investment income	72,025	68,891	67,872
Asset administration fees:
Direct	34,847	38,370	38,264
Ceded	(20,489)	0	0
Net asset administration fees	14,358	38,370	38,264
Realized investment gains (losses), net:
Direct	89,216	51,989	(398,154)
Ceded	(788)	(46,236)	324,884
Realized investment gains (losses), net	88,428	5,753	(73,270)
Policyholders’ benefits (including change in reserves):
Direct	289,066	250,487	226,854
Ceded(2)	(287,081)	(223,088)	(200,249)
Net policyholders’ benefits (including change in reserves)	1,985	27,399	26,605
Interest credited to policyholders’ account balances:
Direct	55,928	61,665	56,615
Ceded	(12,000)	(11,618)	(10,785)
Net interest credited to policyholders’ account balances	43,928	50,047	45,830
Net reinsurance expense allowances, net of capitalization and amortization	(78,200)	(27,102)	(38,881)

(1)	"Policy charges and fee income ceded" includes $(3) million of unaffiliated activity for each of the years ended December 31, 2016, 2015 and 2014.

(2)
"Policyholders' benefits (including change in reserves) ceded" includes $(0.8) million, $(2) million and $0.0 million of unaffiliated activity for the years ended December 31, 2016, 2015 and 2014, respectively.

The gross and net amounts of life insurance face amount in force as of December 31, were as follows:

	2016	2015	2014
	(in thousands)
Gross life insurance face amount in force	$129,865,065	$122,191,480	$114,395,367
Reinsurance ceded	(118,390,153)	(111,392,626)	(103,951,166)
Net life insurance face amount in force	$11,474,912	$10,798,854	$10,444,201

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

Information regarding significant affiliated reinsurance agreements is described below.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. Effective April 1, 2016 the Company has entered into a reinsurance agreement with Prudential Insurance to reinsure its variable annuity base contracts, along with the living benefit guarantees. See Note 1 for additional information related to the Variable Annuity Recapture.

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

Term Re

The Company reinsures 95% of the risks under its term life insurance policies, with effective dates on or after January 1, 2014 through an automatic coinsurance agreement with Term Re.

Pruco Life

The Company reinsures certain Corporate Owned Life Insurance (“COLI”) policies with Pruco Life. Through March 31, 2016, the Company reinsured Prudential Defined Income ("PDI") living benefit guarantees with Pruco Life. Effective April 1, 2016, the Company recaptured PDI living benefit guarantees from Pruco Life and reinsured them with Prudential Insurance. See Note 1 for additional information related to the Variable Annuities Recapture.

Pruco Re

Through March 31, 2016, the Company entered into various automatic coinsurance agreements with Pruco Re to reinsure its living benefit features sold on certain of its annuities. See Note 1 for additional information on the change effective April 1, 2016 related to the Variable Annuities Recapture.

13.    EQUITY

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the years ended December 31, are as follows:

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2013	$68	$17,033	$17,101
Change in other comprehensive income before reclassifications	(125)	30,963	30,838
Amounts reclassified from AOCI	0	(5,242)	(5,242)
Income tax benefit (expense)	44	(9,002)	(8,958)
Balance, December 31, 2014	$(13)	$33,752	$33,739
Change in other comprehensive income before reclassifications	(86)	(31,993)	(32,079)
Amounts reclassified from AOCI	0	(1,702)	(1,702)
Income tax benefit (expense)	30	11,793	11,823
Balance, December 31, 2015	$(69)	$11,850	$11,781
Change in other comprehensive income before reclassifications	(1)	(1,738)	(1,739)
Amounts reclassified from AOCI	0	2,324	2,324
Income tax benefit (expense)	0	(205)	(205)
Balance, December 31, 2016	$(70)	$12,231	$12,161

(1)	Includes cash flow hedges of $5 million, $6 million and $0.2 million as of December 31, 2016, 2015 and 2014, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate (3)	$2,212	$249	$230
Net unrealized investment gains (losses) on available-for-sale securities (4)	(4,536)	1,453	5,012
Total net unrealized investment gains (losses)	(2,324)	1,702	5,242
Total reclassifications for the period	$(2,324)	$1,702	$5,242

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 10 for additional information on cash flow hedges.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders' Account Balances(1)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2013	$224	$(628)	$152	$87	$(165)
Net investment gains (losses) on investments arising during the period	13	0	0	(5)	8
Reclassification adjustment for (gains) losses included in net income	(12)	0	0	4	(8)
Reclassification adjustment for OTTI losses excluded from net income (1)	0	0	0	0	0
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	77	0	(27)	50
Impact of net unrealized investment (gains) losses on future policy benefits	0	0	(30)	11	(19)
Balance, December 31, 2014	$225	$(551)	$122	$70	$(134)
Net investment gains (losses) on investments arising during the period	(20)	0	0	7	(13)
Reclassification adjustment for (gains) losses included in net income	6	0	0	(2)	4
Reclassification adjustment for OTTI losses excluded from net income (1)	0	0	0	0	0
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	744	0	(260)	484
Impact of net unrealized investment (gains) losses on future policy benefits	0	0	18	(6)	12
Balance, December 31, 2015	$211	$193	$140	$(191)	$353
Net investment gains (losses) on investments arising during the period	(13)	0	0	5	(8)
Reclassification adjustment for (gains) losses included in net income	(51)	0	0	18	(33)
Reclassification adjustment for OTTI losses excluded from net income (1)	0	0	0	0	0
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(20)	0	7	(13)
Impact of net unrealized investment (gains) losses on future policy benefits	0	0	(17)	6	(11)
Balance, December 31, 2016	$147	$173	$123	$(155)	$288

(1)	Balances are net of reinsurance.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders' Account Balances(2)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2013	$35,984	$(11,654)	$2,126	$(9,258)	$17,198
Net investment gains (losses) on investments arising during the period	32,609	0	0	(11,413)	21,196
Reclassification adjustment for (gains) losses included in net income	(5,230)	0	0	1,830	(3,400)
Reclassification adjustment for OTTI losses excluded from net income (2)	0	0	0	0	0
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(4,521)	0	1,582	(2,939)
Impact of net unrealized investment (gains) losses on future policy benefits	0	0	2,816	(985)	1,831
Balance, December 31, 2014	$63,363	$(16,175)	$4,942	$(18,244)	$33,886
Net investment gains (losses) on investments arising during the period	(38,860)	0	0	13,600	(25,260)
Reclassification adjustment for (gains) losses included in net income	(1,708)	0	0	598	(1,110)
Reclassification adjustment for OTTI losses excluded from net income (2)	0	0	0	0	0
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	10,509	0	(3,678)	6,831
Impact of net unrealized investment (gains) losses on future policy benefits	0	0	(4,385)	1,535	(2,850)
Balance, December 31, 2015	$22,795	$(5,666)	$557	$(6,189)	$11,497
Net investment gains (losses) on investments arising during the period	(1,856)	0	0	650	(1,206)
Reclassification adjustment for (gains) losses included in net income	(2,273)	0	0	796	(1,477)
Reclassification adjustment for OTTI losses excluded from net income (2)	0	0	0	0	0
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	4,718	0	(1,653)	3,065
Impact of net unrealized investment (gains) losses on future policy benefits	0	0	98	(34)	64
Balance, December 31, 2016	$18,666	$(948)	$655	$(6,430)	$11,943

(1)	Includes cash flow hedges. See Note 10 for information on cash flow hedges.

(2)	Balances are net of reinsurance.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

14. RELATED PARTY TRANSACTIONS

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was $0.1 million for each of the years ended December 31, 2016, 2015 and 2014. The expense charged to the Company for the deferred compensation program was $0.9 million, $0.8 million and $1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $3 million for each of the years ended December 31, 2016, 2015 and 2014.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $3 million, $3 million and $4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $1 million for each of the years ended December 31, 2016, 2015 and 2014.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Incorporated (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $71 million, $73 million and $83 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Corporate Owned Life Insurance

The Company has sold three Corporate Owned Life Insurance ("COLI") policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $1,992 million at December 31, 2016 and $1,660 million at December 31, 2015. Fees related to these COLI policies were $23 million, $26 million and $26 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $2 million, $3 million and $2 million for the years ended December 31, 2016, 2015 and 2014, respectively. These expenses are recorded as “Net investment income” in the Consolidated Statements of Operations and Comprehensive Income.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 10 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other long-term investments" includes $26 million and $25 million as of December 31, 2016 and December 31, 2015. "Net investment income" related to these ventures includes a gain of $1 million, $0.2 million and $1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and Prudential Investments LLC ("Prudential Investments") whereby the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust. Income received from ASTISI and Prudential Investments related to this agreement was $26 million, $30 million and $31 million for the years ended December 31, 2016, 2015 and 2014, respectively. These revenues are recorded as “Asset administration fees” in the Consolidated Statements of Operations and Comprehensive Income.

The Company has a revenue sharing agreement with Prudential Investments, whereby the Company receives fee income based on policyholders’ separate account balances invested in The Prudential Series Fund. Income received from Prudential Investments related to this agreement was $8 million, $8 million and $7 million for the years ended December 31, 2016, 2015 and 2014, respectively. These revenues are recorded as “Asset administration fees” in the Consolidated Statements of Operations and Comprehensive Income.

Affiliated Notes Receivable

Affiliated notes receivable included in “Other assets” at December 31, were as follows:

	Maturity Dates			Interest Rates			2016	2015
							(in thousands)
U.S. Dollar floating rate notes	2025	-	2026	1.36%	-	1.77%	$0	$5,469
U.S. Dollar fixed rate notes	2026	-	2028	0.00%	-	14.85%	9,866	4,986
Euro-denominated fixed rate notes			2025			2.30%	0	2,022
Total long-term notes receivable - affiliated(1)							$9,866	$12,477

(1)	All long-term notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

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

Accrued interest receivable related to these loans was $0.0 million and $0.1 million at December 31, 2016 and 2015, respectively, and is included in “Other assets”. Revenues related to these loans were $0.4 million, $0.5 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively, and are included in “Other income”.

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the years ended December 31, 2016 and 2015, excluding those related to the Variable Annuities Recapture effective April 1, 2016, as described in Note 1.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	Additional Paid-in Capital, Net of Tax Increase/ (Decrease)	Realized Investment Gain/ (Loss), Net of Tax
						(in thousands)
Prudential Insurance	March 2015	Purchase	Fixed Maturities & Trading Account Assets	$24,301	$20,449	$(2,504)	$0

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

Affiliate	Date Issued	Amount of Notes- December 31, 2016	Amount of Notes- December 31, 2015	Interest Rate			Date of Maturity
		(in thousands)
Prudential Financial	12/16/2011	$0	$11,000			3.61%			12/16/2016
Prudential Financial	11/15/2013	0	9,000			2.24%			12/15/2018
Prudential Financial	11/15/2013	0	23,000			3.19%			12/15/2020
Prudential Financial	12/15/2014	0	5,000			2.57%			12/15/2019
Prudential Financial	12/15/2014	0	23,000			3.14%			12/15/2021
Prudential Financial	9/21/2015	0	26,000	1.40%	-	1.93%	12/17/2016	-	12/17/2017
Prudential Financial	12/16/2015	0	1,000			2.85%			12/16/2020
Prudential Financial	12/16/2015	0	18,000			3.37%			12/16/2022
Total Loans Payable to Affiliates		$0	$116,000

The total interest expense to the Company related to loans payable to affiliates was $1 million, $3 million and $3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Contributed Capital and Dividends

In March of 2016, the Company received capital contributions in the amount of $1 million from Pruco Life. For the years ended December 31, 2015 and 2014, the Company did not receive any capital contributions.

In April of 2016, the Company paid a dividend in the amount of $241 million to Pruco Life. For the year ended December 31, 2015, the Company did not pay any dividends. In June of 2014, the Company paid a dividend in the amount of $80 million to Pruco Life.

Reinsurance with affiliates

As discussed in Note 12, the Company participates in reinsurance transactions with certain affiliates.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Consolidated Financial Statements—(Continued)

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2016 and 2015 are summarized in the table below:

	Three months ended
	March 31	June 30	September 30	December 31
	(in thousands)
2016
Total revenues	$51,394	$103,908	$32,734	$21,050
Total benefits and expenses	110,320	(30,707)	19,897	16,141
Income (loss) from operations before income taxes	(58,926)	134,615	12,837	4,909
Net income (loss)	$(44,031)	$106,967	$13,243	$3,021
2015
Total revenues	$71,645	$132,445	$29,205	$94,740
Total benefits and expenses	74,048	51,084	76,568	36,908
Income (loss) from operations before income taxes	(2,403)	81,361	(47,363)	57,832
Net income (loss)	$(1,933)	$64,308	$(37,072)	$50,761

The variability in the quarterly results for 2016 was primarily due to the Variable Annuities Recapture. See Note 1 for additional information.