Form 10-Q
period 2017-03-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2017-05-11
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 __________________________
FORM 10-Q
 __________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T ((§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer", "accelerated filer", "smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)

		Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of May 11, 2017, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding. As of such date, Pruco Life Insurance Company, an Arizona corporation, owned all of the Registrant’s Common Stock.
Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement; (5) reestimates of our reserves for future policy benefits and claims; (6) differences between actual experience regarding mortality, morbidity, persistency, utilization, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (7) changes in our assumptions related to deferred policy acquisition costs; (8) changes in our financial strength or credit ratings; (9) statutory reserve requirements associated with term and universal life insurance policies under Regulation XXX, Guideline AXXX and principles based reserving requirements; (10) investment losses, defaults and counterparty non-performance; (11) competition in our product lines and for personnel; (12) difficulties in marketing and distributing products through current or future distribution channels; (13) changes in tax law; (14) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the U.S. Department of Labor's fiduciary rules; (15) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (16) adverse determinations in litigation or regulatory matters, and our exposure to contingent liabilities, including related to the remediation of certain securities lending activities administered by Prudential Financial, Inc.; (17) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (18) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (19) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; (20) possible difficulties in executing, integrating and realizing projected results of acquisitions, divestitures and restructurings; and (21) changes in accounting principles, practices or policies. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2016 for discussion of certain risks relating to our business and investment in our securities.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Financial Position
March 31, 2017 and December 31, 2016 (in thousands, except share amounts)

	March 31, 2017	December 31, 2016
ASSETS
Fixed maturities available-for-sale, at fair value (amortized cost: 2017–$1,155,207; 2016–$1,132,155)	$1,175,935	$1,145,485
Equity securities, available-for-sale, at fair value (cost: 2017–$3,144; 2016–$1,150)	3,241	1,171
Trading account assets, at fair value	13,604	12,793
Policy loans	188,074	187,242
Short-term investments	16,989	11,007
Commercial mortgage and other loans	162,388	160,939
Other long-term investments	56,257	57,051
Total investments	1,616,488	1,575,688
Cash and cash equivalents	47,854	56,984
Deferred policy acquisition costs	138,402	135,759
Accrued investment income	15,886	15,829
Reinsurance recoverables	2,288,081	2,252,049
Receivables from parent and affiliates	44,066	33,457
Income taxes receivable	1,384	3,991
Other assets	38,458	27,151
Separate account assets	13,262,693	12,747,496
TOTAL ASSETS	$17,453,312	$16,848,404
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$2,002,633	$1,942,064
Future policy benefits	1,556,514	1,547,820
Cash collateral for loaned securities	7,231	15,054
Securities sold under agreements to repurchase	99	0
Short-term debt to affiliates	500	0
Long-term debt to affiliates	0	0
Payables to parent and affiliates	23,912	8,603
Other liabilities	81,489	80,610
Separate account liabilities	13,262,693	12,747,496
TOTAL LIABILITIES	16,935,071	16,341,647
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)
EQUITY
Common stock ($5 par value; 400,000 shares authorized, issued and outstanding)	2,000	2,000
Additional paid-in capital	211,086	209,786
Retained earnings	288,966	282,810
Accumulated other comprehensive income	16,189	12,161
TOTAL EQUITY	518,241	506,757
TOTAL LIABILITIES AND EQUITY	$17,453,312	$16,848,404

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2017 and 2016 (in thousands)

	Three Months Ended
	March 31,
	2017	2016
REVENUES
Premiums	$2,183	$3,665
Policy charges and fee income	18,376	50,964
Net investment income	16,472	18,612
Asset administration fees	2,192	8,097
Other income	1,591	1,452
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(80)	0
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	0	0
Other realized investment gains (losses), net	(3,492)	(31,396)
Total realized investment gains (losses), net	(3,572)	(31,396)
TOTAL REVENUES	37,242	51,394
BENEFITS AND EXPENSES
Policyholders’ benefits	12,379	11,253
Interest credited to policyholders’ account balances	7,821	21,094
Amortization of deferred policy acquisition costs	2,003	53,711
General, administrative and other expenses	8,433	24,262
TOTAL BENEFITS AND EXPENSES	30,636	110,320
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	6,606	(58,926)
Income tax expense (benefit)	450	(14,895)
NET INCOME (LOSS)	$6,156	$(44,031)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	4	36
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	5,649	31,467
Reclassification adjustment for (gains) losses included in net income (loss)	543	(1,208)
Net unrealized investment gains (losses)	6,192	30,259
Other comprehensive income (loss), before tax	6,196	30,295
Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	1	13
Net unrealized investment gains (losses)	2,167	10,590
Total	2,168	10,603
Other comprehensive income (loss), net of tax	4,028	19,692
COMPREHENSIVE INCOME (LOSS)	$10,184	$(24,339)

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Equity
Three Months Ended March 31, 2017 and 2016 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2016	$2,000	$209,786	$282,810	$12,161	$506,757
Contributed capital		1,300			1,300
Comprehensive income (loss):
Net income (loss)			6,156		6,156
Other comprehensive income (loss), net of tax				4,028	4,028
Total comprehensive income (loss)					10,184
Balance, March 31, 2017	$2,000	$211,086	$288,966	$16,189	$518,241

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2015	$2,000	$208,314	$444,514	$11,781	$666,609
Contributed capital		1,300			1,300
Comprehensive income (loss):
Net income (loss)			(44,031)		(44,031)
Other comprehensive income (loss), net of tax				19,692	19,692
Total comprehensive income (loss)					(24,339)
Balance, March 31, 2016	$2,000	$209,614	$400,483	$31,473	$643,570

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Cash Flows
Three Months Ended March 31, 2017 and 2016 (in thousands)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,156	$(44,031)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	1,342	2,435
Interest credited to policyholders’ account balances	7,821	21,094
Realized investment (gains) losses, net	3,572	31,396
Amortization and other non-cash items	(1,693)	(581)
Change in:
Future policy benefits	65,666	42,389
Reinsurance recoverables	(53,215)	(25,283)
Accrued investment income	(57)	(1,385)
Net payable to/receivable from parent and affiliates	4,625	(1,113)
Deferred policy acquisition costs	(3,389)	38,829
Income taxes	438	(24,796)
Derivatives, net	899	458
Other, net	(12,474)	(14,375)
Cash flows from (used in) operating activities	19,691	25,037
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	83,171	136,637
Short-term investments	11,000	7,166
Policy loans	5,749	5,926
Ceded policy loans	(505)	(297)
Commercial mortgage and other loans	3,606	25,958
Other long-term investments	504	261
Equity securities, available-for-sale	5	5
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(107,609)	(294,435)
Short-term investments	(16,979)	(11,429)
Policy loans	(4,627)	(5,173)
Ceded policy loans	538	1,218
Commercial mortgage and other loans	(4,960)	(4,195)
Other long-term investments	(662)	(398)
Equity securities, available-for-sale	(2,000)	(2,000)
Trading account assets	0	(2)
Notes receivable from parent and affiliates, net	111	953
Derivatives, net	(41)	521
Other, net	0	31
Cash flows from (used in) investing activities	(32,699)	(139,253)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	113,019	90,616
Ceded policyholders’ account deposits	(83,573)	(35,004)
Policyholders’ account withdrawals	(51,160)	(46,517)

Ceded policyholders’ account withdrawals	34,152	978
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(7,724)	(3,030)
Contributed capital	0	1,300
Net change in financing arrangements (maturities 90 days or less)	500	0
Drafts outstanding	(1,336)	(5,880)
Cash flows from (used in) financing activities	3,878	2,463
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,130)	(111,753)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	56,984	160,737
CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,854	$48,984

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

This section supplements, and should be read in conjunction with, Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

There have been no ASU adopted during the current quarter ended March 31, 2017.

ASU issued but not yet adopted as of the reporting date March 31, 2017

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
		January 1, 2018 using the retrospective method (with early adoption permitted).	The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities	This ASU requires certain premiums on callable debt securities to be amortized to the earliest call date.	January 1, 2019 using the modified retrospective method (with early adoption permitted).	The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables set forth information relating to fixed maturities and equity securities (excluding investments classified as trading), as of the dates indicated:

	March 31, 2017
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$18,115	$1,899	$0	$20,014	$0
Obligations of U.S. states and their political subdivisions	97,607	1,538	325	98,820	0
Foreign government bonds	28,230	135	368	27,997	0
Public utilities	196,766	6,867	1,236	202,397	0
All other U.S. public corporate securities	336,817	13,923	3,830	346,910	(45)
All other U.S. private corporate securities	157,102	3,016	1,454	158,664	0
All other foreign public corporate securities	41,402	1,201	810	41,793	0
All other foreign private corporate securities	117,743	1,637	3,163	116,217	0
Asset-backed securities(1)	36,539	959	10	37,488	(57)
Commercial mortgage-backed securities	114,343	1,783	2,107	114,019	0
Residential mortgage-backed securities(2)	10,543	1,073	0	11,616	(103)
Total fixed maturities, available-for-sale	$1,155,207	$34,031	$13,303	$1,175,935	$(205)
Equity securities, available-for-sale:
Common stocks:
Mutual funds	$3,144	$99	$2	$3,241
Total equity securities, available-for-sale	$3,144	$99	$2	$3,241

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of OTTI losses in Accumulated Other Comprehensive Income ("AOCI"), which were not included in earnings. Amount excludes $0.3 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2016
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$18,206	$1,967	$0	$20,173	$0
Obligations of U.S. states and their political subdivisions	95,588	1,629	503	96,714	0
Foreign government bonds	28,339	20	990	27,369	0
Public utilities	144,767	5,820	1,389	149,198	0
All other U.S. public corporate securities	335,839	13,793	4,539	345,093	(45)
All other U.S. private corporate securities	167,986	2,482	2,335	168,133	0
All other foreign public corporate securities	41,424	1,086	1,393	41,117	0
All other foreign private corporate securities	121,772	1,380	4,622	118,530	0
Asset-backed securities(1)	36,576	752	12	37,316	(58)
Commercial mortgage-backed securities	130,528	1,901	2,885	129,544	0
Residential mortgage-backed securities(2)	11,130	1,168	0	12,298	(108)
Total fixed maturities, available-for-sale	$1,132,155	$31,998	$18,668	$1,145,485	$(211)
Equity securities, available-for-sale:
Common stocks:
Mutual funds	$1,150	$22	$1	$1,171
Total equity securities, available-for-sale	$1,150	$22	$1	$1,171

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of OTTI losses in AOCI, which were not included in earnings. Amount excludes $0.4 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturities and equity securities had been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2017
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
Obligations of U.S. states and their political subdivisions	$31,974	$325	$0	$0	$31,974	$325
Foreign government bonds	16,096	195	1,848	173	17,944	368
Public utilities	83,956	1,236	0	0	83,956	1,236
All other U.S. public corporate securities	136,160	3,625	534	205	136,694	3,830
All other U.S. private corporate securities	47,610	651	12,980	803	60,590	1,454
All other foreign public corporate securities	16,023	562	4,191	248	20,214	810
All other foreign private corporate securities	38,740	1,613	11,754	1,550	50,494	3,163
Asset-backed securities	1,498	2	8,470	8	9,968	10
Commercial mortgage-backed securities	57,404	2,107	395	0	57,799	2,107
Total fixed maturities, available-for-sale	$429,461	$10,316	$40,172	$2,987	$469,633	$13,303
Equity securities, available-for-sale	$1,998	$2	$0	$0	$1,998	$2

	December 31, 2016
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
Obligations of U.S. states and their political subdivisions	$35,521	$503	$0	$0	$35,521	$503
Foreign government bonds	23,492	659	1,690	331	25,182	990
Public utilities	43,675	1,361	170	28	43,845	1,389
All other U.S. public corporate securities	139,525	4,331	532	208	140,057	4,539
All other U.S. private corporate securities	74,436	1,644	9,315	691	83,751	2,335
All other foreign public corporate securities	16,231	746	3,791	647	20,022	1,393
All other foreign private corporate securities	44,295	2,791	12,254	1,831	56,549	4,622
Asset-backed securities	0	0	8,972	12	8,972	12
Commercial mortgage-backed securities	72,798	2,885	401	0	73,199	2,885
Total fixed maturities, available-for-sale	$449,973	$14,920	$37,125	$3,748	$487,098	$18,668
Equity securities, available-for-sale	$0	$0	$25	$1	$25	$1

As of March 31, 2017 and December 31, 2016, the gross unrealized losses on fixed maturities were composed of $12.4 million and $17.4 million, respectively, related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $0.9 million and $1.3 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of March 31, 2017, the $3.0 million of gross unrealized losses of twelve

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

months or more were concentrated in the finance, technology and transportation sectors of the Company's corporate securities. As of December 31, 2016, the $3.7 million of gross unrealized losses of twelve months or more were concentrated in the finance, energy and technology sectors of the Company’s corporate securities. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, the Company concluded that an adjustment to earnings for OTTI for these fixed maturities was not warranted at either March 31, 2017 or December 31, 2016. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of March 31, 2017, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

As of both March 31, 2017 and December 31, 2016, none of the gross unrealized losses related to equity securities represented declines in value of 20% or more. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, the Company concluded that an adjustment to earnings for OTTI for these equity securities was not warranted at either March 31, 2017 or December 31, 2016.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	March 31, 2017
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$44,670	$45,422
Due after one year through five years	152,143	156,796
Due after five years through ten years	289,217	289,275
Due after ten years	507,752	521,319
Asset-backed securities	36,539	37,488
Commercial mortgage-backed securities	114,343	114,019
Residential mortgage-backed securities	10,543	11,616
Total	$1,155,207	$1,175,935

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed and residential mortgage-backed securities are shown separately in the table above, as they do not have a single maturity date.

The following table sets forth the sources of fixed maturity and equity security proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities, for the periods indicated:

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$63,526	$108,580
Proceeds from maturities/prepayments	31,638	28,057
Gross investment gains from sales and maturities	343	1,208
Gross investment losses from sales and maturities	(807)	0
OTTI recognized in earnings(2)	(80)	0
Equity securities, available-for-sale:
Proceeds from sales	$5	$5
Gross investment gains from sales	0	0
Gross investment losses from sales	0	0
OTTI recognized in earnings	0	0

(1)	Includes $12.0 million of non-cash related proceeds for the three months ended March 31, 2017. There were no non-cash related proceeds for the three months ended March 31, 2016.

(2)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss)” ("OCI"), representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of the impairment.

The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI and the corresponding changes in such amounts, for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Credit loss impairments:
Balance, beginning of period	$563	$651
Increases due to the passage of time on previously recorded credit losses	10	7
Reductions for securities which matured, paid down, prepaid or were sold during the period	(7)	(12)
Balance, end of period	$566	$646

Trading Account Assets

The following table sets forth the composition of “Trading account assets,” as of the dates indicated:

	March 31, 2017		December 31, 2016
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in thousands)
Fixed maturities	$7,446	$6,231	$7,446	$6,072
Equity securities	4,959	7,373	4,959	6,721
Total trading account assets	$12,405	$13,604	$12,405	$12,793

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income,” was $0.8 million and $2.0 million for the three months ended March 31, 2017 and 2016, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of the Company’s commercial mortgage and other loans, as of the dates indicated:

	March 31, 2017		December 31, 2016
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$55,523	34.2%	$55,754	34.6%
Hospitality	10,461	6.4	10,525	6.5
Industrial	18,615	11.4	18,707	11.6
Office	21,117	13.0	16,111	10.0
Other	21,962	13.5	22,016	13.7
Retail	28,145	17.3	31,054	19.3
Total commercial mortgage loans	155,823	95.8	154,167	95.7
Agricultural property loans	6,767	4.2	6,981	4.3
Total commercial mortgage and agricultural property loans by property type	162,590	100.0%	161,148	100.0%
Valuation allowance	(202)		(209)
Total commercial mortgage and other loans	$162,388		$160,939

As of March 31, 2017, the commercial mortgage and agricultural property loans were geographically dispersed throughout the United States (with the largest concentrations in Illinois (18%), Texas (18%) and New York (10%)) and included loans secured by properties in Europe.

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	March 31, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Balance, beginning of year	$207	$2	$209
Addition to (release of) allowance for losses	(7)	0	(7)
Charge-offs, net of recoveries	0	0	0
Total ending balance	$200	$2	$202

	December 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Balance, beginning of year	$425	$3	$428
Addition to (release of) allowance for losses	(218)	(1)	(219)
Charge-offs, net of recoveries	0	0	0
Total ending balance	$207	$2	$209

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	200	2	202
Total ending balance(1)	$200	$2	$202
Recorded investment(2):
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	155,823	6,767	162,590
Total ending balance(1)	$155,823	$6,767	$162,590

(1)	As of March 31, 2017, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	207	2	209
Total ending balance(1)	$207	$2	$209
Recorded investment(2):
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	154,167	6,981	161,148
Total ending balance(1)	$154,167	$6,981	$161,148

(1)	As of December 31, 2016, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

The following tables set forth certain key credit quality indicators for commercial mortgage and agricultural property loans based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	Debt Service Coverage Ratio - March 31, 2017
	≥ 1.2X	1.0X to < 1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$99,897	$0	$0	$99,897
60%-69.99%	37,955	3,278	2,059	43,292
70%-79.99%	12,193	5,027	0	17,220
80% or greater	2,181	0	0	2,181
Total loans	$152,226	$8,305	$2,059	$162,590

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Debt Service Coverage Ratio - December 31, 2016
	≥ 1.2X	1.0X to < 1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$103,315	$0	$0	$103,315
60%-69.99%	32,965	5,394	0	38,359
70%-79.99%	12,230	5,052	0	17,282
80% or greater	2,192	0	0	2,192
Total loans	$150,702	$10,446	$0	$161,148

The following tables set forth the aging of past due commercial mortgage and other loans, based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	March 31, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$155,823	$0	$0	$0	$155,823	$0
Agricultural property loans	6,767	0	0	0	6,767	0
Total	$162,590	$0	$0	$0	$162,590	$0

(1)	As of March 31, 2017, there were no loans in this category accruing interest.

(2)
For additional information regarding the Company's policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion regarding non-accrual status loans.

	December 31, 2016
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$154,167	$0	$0	$0	$154,167	$0
Agricultural property loans	6,981	0	0	0	6,981	0
Total	$161,148	$0	$0	$0	$161,148	$0

(1)	As of December 31, 2016, there were no loans in this category accruing interest.

(2)
For additional information regarding the Company's policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion regarding non-accrual status loans.

For the three months ended March 31, 2017 and 2016, there were no commercial mortgage and other loans acquired, other than those through direct origination, nor were there any commercial mortgage and other loans sold.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. For the three months ended March 31, 2017 and 2016, there were no new troubled debt restructurings related to commercial mortgage and other loans and no payment defaults on commercial mortgage and other loans which were modified as a troubled debt restructuring within the twelve months preceding. As of both March 31, 2017 and December 31, 2016, the Company had no significant commitments to provide additional funds to borrowers that had been involved in a troubled debt restructuring. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments,” as of the dates indicated:

	March 31, 2017	December 31, 2016
	(in thousands)
Company's investment in separate accounts	$2,406	$2,324
Joint ventures and limited partnerships:
Private equity	11,656	11,883
Hedge funds	26,745	25,836
Real estate-related	2,155	1,978
Total joint ventures and limited partnerships	40,556	39,697
Derivatives	13,295	15,030
Total other long-term investments	$56,257	$57,051

Net Investment Income

The following table sets forth net investment income by investment type, for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Fixed maturities, available-for-sale	$11,618	$14,241
Trading account assets	165	239
Commercial mortgage and other loans	2,066	2,962
Policy loans	2,577	2,576
Short-term investments and cash equivalents	112	124
Other long-term investments	900	(570)
Gross investment income	17,438	19,572
Less: investment expenses	(966)	(960)
Net investment income	$16,472	$18,612

Realized Investment Gains (Losses), Net

The following table sets forth realized investment gains (losses), net, by investment type, for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Fixed maturities	$(544)	$1,208
Equity securities	0	0
Commercial mortgage and other loans	8	173
Joint ventures and limited partnerships	(1)	16
Derivatives(1)	(3,029)	(32,796)
Short term investments and cash	(6)	3
Realized investment gains (losses), net	$(3,572)	$(31,396)

(1)	Includes the hedged item effect in qualifying fair value hedge accounting relationships.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	March 31,	December 31,
	2017	2016
	(in thousands)
Fixed maturity securities, available-for-sale — with OTTI	$144	$147
Fixed maturity securities, available-for-sale — all other	20,584	13,183
Equity securities, available-for-sale	97	21
Derivatives designated as cash flow hedges(1)	3,718	4,973
Affiliated notes	798	846
Other investments	(346)	(357)
Net unrealized gains (losses) on investments	$24,995	$18,813

(1)	See Note 5 for more information on cash flow hedges.

Securities Lending and Repurchase Agreements

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions.

The following tables set forth the composition of "Cash collateral for loaned securities," as of the dates indicated:

	March 31, 2017
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
	(in thousands)
Obligations of U.S. states and their political subdivisions	$1,676	$0	$0	$0	$1,676
Foreign government bonds	3,231	0	0	0	3,231
U.S. public corporate securities	1,393	0	0	0	1,393
Foreign public corporate securities	931	0	0	0	931
Total cash collateral for loaned securities	$7,231	$0	$0	$0	$7,231

	December 31, 2016
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
	(in thousands)
Obligations of U.S. states and their political subdivisions	$0	$0	$0	$0	$0
Foreign government bonds	1,596	0	0	0	1,596
U.S. public corporate securities	13,458	0	0	0	13,458
Foreign public corporate securities	0	0	0	0	0
Total cash collateral for loaned securities	$15,054	$0	$0	$0	$15,054

The following tables set forth the composition of "Securities sold under agreements to repurchase," as of the dates indicated:

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2017
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
	(in thousands)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$99	$0	$0	$0	$99
Total securities sold under agreements to repurchase	$99	$0	$0	$0	$99

	December 31, 2016
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
	(in thousands)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$0	$0
Total securities sold under agreements to repurchase	$0	$0	$0	$0	$0

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

Level 1 - Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. The Company’s Level 1 assets and liabilities includes short-term investments.

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

	As of March 31, 2017
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$20,014	$0	$0	$20,014
Obligations of U.S. states and their political subdivisions	0	98,820	0	0	98,820
Foreign government bonds	0	27,997	0	0	27,997
U.S. corporate public securities	0	474,478	0	0	474,478
U.S. corporate private securities	0	207,503	14,212	0	221,715
Foreign corporate public securities	0	41,793	0	0	41,793
Foreign corporate private securities	0	125,482	2,513	0	127,995
Asset-backed securities (4)	0	22,763	14,725	0	37,488
Commercial mortgage-backed securities	0	114,019	0	0	114,019
Residential mortgage-backed securities	0	11,616	0	0	11,616
Subtotal	0	1,144,485	31,450	0	1,175,935
Trading account assets:
Corporate securities	0	6,231	0	0	6,231
Equity securities	0	0	7,373	0	7,373
Subtotal	0	6,231	7,373	0	13,604
Equity securities, available-for-sale	0	3,241	0	0	3,241
Short-term investments	2,000	14,989	0	0	16,989
Cash equivalents	0	11,985	0	0	11,985
Other long-term investments	0	15,469	0	(2,174)	13,295
Reinsurance recoverables	0	0	398,688	0	398,688
Receivables from parent and affiliates	0	9,788	0	0	9,788
Subtotal excluding separate account assets	2,000	1,206,188	437,511	(2,174)	1,643,525
Separate account assets(2)	0	13,255,535	0	0	13,255,535
Total assets	$2,000	$14,461,723	$437,511	$(2,174)	$14,899,060
Future policy benefits(3)	$0	$0	$398,688	$0	$398,688
Policyholders' account balances	0	0	2,906	0	2,906
Payables to parent and affiliates	0	2,013	0	(2,013)	0
Total liabilities	$0	$2,013	$401,594	$(2,013)	$401,594

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$20,173	$0	$0	$20,173
Obligations of U.S. states and their political subdivisions	0	96,714	0	0	96,714
Foreign government bonds	0	27,369	0	0	27,369
U.S. corporate public securities	0	437,609	0	0	437,609
U.S. corporate private securities	0	205,178	12,967	0	218,145
Foreign corporate public securities	0	41,117	0	0	41,117
Foreign corporate private securities	0	122,678	2,522	0	125,200
Asset-backed securities (4)	0	34,988	2,328	0	37,316
Commercial mortgage-backed securities	0	129,544	0	0	129,544
Residential mortgage-backed securities	0	12,298	0	0	12,298
Subtotal	0	1,127,668	17,817	0	1,145,485
Trading account assets:
Corporate securities	0	6,072	0	0	6,072
Equity securities	0	0	6,721	0	6,721
Subtotal	0	6,072	6,721	0	12,793
Equity securities, available-for-sale	0	1,171	0	0	1,171
Short-term investments	11,007	0	0	0	11,007
Cash equivalents	1,531	1,999	0	0	3,530
Other long-term investments	0	16,610	0	(1,580)	15,030
Reinsurance recoverables	0	0	434,713	0	434,713
Receivables from parent and affiliates	0	3,873	5,993	0	9,866
Subtotal excluding separate account assets	12,538	1,157,393	465,244	(1,580)	1,633,595
Separate account assets(2)	0	12,740,323	0	0	12,740,323
Total assets	$12,538	$13,897,716	$465,244	$(1,580)	$14,373,918
Future policy benefits(3)	$0	$0	$434,713	$0	$434,713
Policyholders' account balances	0	0	2,298	0	2,298
Payables to parent and affiliates	0	1,416	0	(1,416)	0
Total liabilities	$0	$1,416	$437,011	$(1,416)	$437,011

(1)
“Netting” amounts represent cash collateral of $0.2 million and $0.2 million as of March 31, 2017 and December 31, 2016, respectively. Netting amounts also represent the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

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

(3)
As of March 31, 2017, the net embedded derivative liability position of $399 million includes $147 million of embedded derivatives in an asset position and $546 million of embedded derivatives in a liability position. As of December 31, 2016, the net embedded derivative liability position of $435 million includes $138 million of embedded derivatives in an asset position and $573 million of embedded derivatives in a liability position.

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of March 31, 2017 and December 31, 2016, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Trading Account Assets – Trading account assets consist of fixed maturity securities and equity securities, whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and below under “Equity Securities”.

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

The majority of the Company’s derivative positions are traded in the OTC derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models that utilize actively quoted or observable market input values from external market data providers, third-party pricing vendors and/or recent trading activity. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value. The fair values of most OTC derivatives, including interest rate and cross-currency swaps, currency forward contracts and single name credit default swaps are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key inputs include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, NPR, volatility and other factors.

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

Separate Account Assets – Separate account assets include fixed maturity securities, treasuries, equity securities and mutual funds for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and “Equity Securities”. Separate account assets excluded from the fair value hierarchy, include investments in real estate, for which fair value is measured at NAV per share (or its equivalent). At March 31, 2017 and December 31, 2016, the fair value of such investments were $7 million.

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

Transfers between Levels 1 and 2 – Transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. During the three months ended March 31, 2017 and 2016, there were no transfers between Levels 1 and 2.

Level 3 Assets and Liabilities by Price Source – The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of March 31, 2017
	Internal(1)	External(2)	Total
	(in thousands)
Corporate securities(3)	$16,725	$0	$16,725
Asset-backed securities(4)	19	14,706	14,725
Equity securities	1,923	5,450	7,373
Reinsurance recoverables	398,688	0	398,688
Receivables from parent and affiliates	0	0	0
Total assets	$417,355	$20,156	$437,511
Future policy benefits	$398,688	$0	$398,688
Policyholders' account balances	2,906	0	2,906
Total liabilities	$401,594	$0	$401,594

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2016
	Internal(1)	External(2)	Total
	(in thousands)
Corporate securities(3)	$15,489	$0	$15,489
Asset-backed securities(4)	27	2,301	2,328
Equity securities	1,449	5,272	6,721
Reinsurance recoverables	434,713	0	434,713
Receivables from parent and affiliates	0	5,993	5,993
Total assets	$451,678	$13,566	$465,244
Future policy benefits	$434,713	$0	$434,713
Policyholders' account balances	2,298	0	2,298
Total liabilities	$437,011	$0	$437,011

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

	As of March 31, 2017
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(8)	$16,725	Discounted cash flow	Discount rate	4.62%	7.46%	5.41%	Decrease
Reinsurance recoverables	$398,688	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits(2)	$398,688	Discounted cash flow	Lapse rate (3)	0%	13%		Decrease
			NPR spread (4)	0.19%	1.42%		Decrease
			Utilization rate (5)	52%	96%		Increase
			Withdrawal rate (6)			See table footnote (6) below
			Mortality rate (7)	0%	14%		Decrease
			Equity volatility curve	14%	25%		Increase

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2016
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(8)	$15,489	Discounted cash flow	Discount rate	4.54%	6.62%	5.25%	Decrease
Reinsurance recoverables	$434,713	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits(2)	$434,713	Discounted cash flow	Lapse rate (3)	0%	13%		Decrease
			NPR spread (4)	0.25%	3.08%		Decrease
			Utilization rate (5)	52%	96%		Increase
			Withdrawal rate	See table footnote (6) below.
			Mortality rate (7)	0%	14%		Decrease
			Equity volatility curve	16%	25%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.

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

(6)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions may vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of March 31, 2017 and December 31, 2016, the minimum withdrawal assumption rate is 78% and the maximum withdrawal assumption rate may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in Level 3 Assets and Liabilities – The following tables provide summaries of the changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods:

	Three Months Ended March 31, 2017
	Fixed Maturities Available-for-Sale
	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities(4)	Trading Account Assets - Equity Securities
	(in thousands)
Fair value, beginning of period	$12,967	$2,522	$2,328	$6,721
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(62)	0	0
Asset management fees and other income	0	0	0	652
Included in other comprehensive income (loss)	349	53	(1)	0
Net investment income	6	0	3	0
Purchases	911	0	0	0
Sales	0	0	0	0
Issuances	0	0	0	0
Settlements	(21)	0	0	0
Transfers into Level 3(1)	0	0	12,395	0
Transfers out of Level 3(1)	0	0	0	0
Other	0	0	0	0
Fair value, end of period	$14,212	$2,513	$14,725	$7,373
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$(62)	$0	$0
Asset management fees and other income	$0	$0	$0	$652

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2017
	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits	Policyholders' Account Balances
	(in thousands)
Fair value, beginning of period	$434,713	$5,993	$(434,713)	$(2,298)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(5)	(56,069)	0	56,069	(704)
Asset management fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	0	0	0
Net investment income	0	0	0	0
Purchases	20,044	0	0	0
Sales	0	0	0	0
Issuances		0	(20,044)	0
Settlements	0	0	0	96
Transfers into Level 3(1)	0	0	0	0
Transfers out of Level 3(1)	0	(5,993)	0	0
Other	0	0	0	0
Fair value, end of period	$398,688	$0	$(398,688)	$(2,906)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$(53,616)	$0	$53,616	$(704)
Asset management fees and other income	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2016(5)
	Fixed Maturities Available-For-Sale
	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities(4)	Trading Account Assets - Equity Securities
	(in thousands)
Fair value, beginning of period	$9,781	$8,028	$25,146	$7,050
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0
Asset management fees and other income	0	0	0	297
Included in other comprehensive income (loss)	64	(178)	(70)	0
Net investment income	(1)	0	7	0
Purchases	66	0	0	0
Sales	0	0	0	0
Issuances	0	0	0	0
Settlements	(192)	(3,407)	(8)	0
Transfers into Level 3(1)	0	1,042	1,941	0
Transfers out of Level 3(1)	0	0	(10,328)	0
Other(3)	0	0	0	1,614
Fair value, end of period	$9,718	$5,485	$16,688	$8,961
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$297

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2016(5)
	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits	Policyholders' Account Balances
	(in thousands)
Fair value, beginning of period	$356,337	$3,511	$(449,073)	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(5)	118,088	(6)	(150,729)	0
Asset management fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	30	0	0
Net investment income	0	0	0	0
Purchases	13,600	0	0	0
Sales	0	(994)	0	0
Issuances	0	0	(17,351)	0
Settlements	0	0	0	0
Transfers into Level 3(1)	0	0	0	0
Transfers out of Level 3(1)	0	(1,972)	0	0
Other	0	0	0	0
Fair value, end of period	$488,025	$569	$(617,153)	$0
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$119,417	$0	$(152,377)	$0
Asset management fees and other income	$0	$0	$0	$0

(1)	Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfer occurs for any such assets still held at the end of the quarter.

(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(3)	Other primarily represents reclassifications of certain assets and liabilities between reporting categories.

(4)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2017(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$167,128	$167,128	$162,388
Policy loans	0	0	188,074	188,074	188,074
Cash and cash equivalents	5,869	30,000	0	35,869	35,869
Accrued investment income	0	15,886	0	15,886	15,886
Receivables from parent and affiliates	0	34,278	0	34,278	34,278
Other assets	0	15,363	0	15,363	15,363
Total assets	$5,869	$95,527	$355,202	$456,598	$451,858
Liabilities:
Policyholders’ account balances - investment contracts	$0	$171,599	$43,235	$214,834	$215,230
Securities sold under agreements to repurchase	0	99	0	99	99
Cash collateral for loaned securities	0	7,231	0	7,231	7,231
Short-term debt to affiliates	0	500	0	500	500
Payables to parent and affiliates	0	23,912	0	23,912	23,912
Other liabilities	0	37,422	0	37,422	37,422
Total liabilities	$0	$240,763	$43,235	$283,998	$284,394

	December 31, 2016(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$165,175	$165,175	$160,939
Policy loans	0	0	187,242	187,242	187,242
Cash and cash equivalents	4,340	49,114	0	53,454	53,454
Accrued investment income	0	15,829	0	15,829	15,829
Receivables from parent and affiliates	0	23,591	0	23,591	23,591
Other assets	0	4,255	0	4,255	4,255
Total assets	$4,340	$92,789	$352,417	$449,546	$445,310
Liabilities:
Policyholders’ account balances - investment contracts	$0	$164,174	$42,762	$206,936	$207,331
Securities sold under agreements to repurchase	0	0	0	0	0
Cash collateral for loaned securities	0	15,054	0	15,054	15,054
Short-term debt to affiliates	0	0	0	0	0
Payables to parent and affiliates	0	8,603	0	8,603	8,603
Other liabilities	0	31,079	0	31,079	31,079
Total liabilities	$0	$218,910	$42,762	$261,672	$262,067

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)
Other long-term investments excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value per share (or its equivalent). At March 31, 2017 and December 31, 2016, the fair values of these cost method investments were $2.0 million and $1.8 million, respectively. The carrying value of these investments were $1.9 million and $1.7 million as of March 31, 2017 and December 31, 2016, respectively.

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

Foreign Exchange Contracts

Currency derivatives, including currency swaps and forwards, are contracts used by the Company to reduce risks from changes in currency exchange rates with respect to investments denominated in foreign currencies that the Company either holds or intends to acquire or sell.

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

Primary Risks Managed by Derivatives

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

Based on notional amounts, most of the Company’s derivatives do not qualify for hedge accounting. Derivatives that economically hedge embedded derivatives do not qualify for hedge accounting because changes in the fair value of the embedded derivatives are already recorded in net income.

	March 31, 2017			December 31, 2016
	Notional	Gross Fair Value		Notional	Gross Fair Value
Primary Underlying		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$69,348	$4,346	$(394)	$59,397	$5,342	$0
Total Qualifying Hedges	$69,348	$4,346	$(394)	$59,397	$5,342	$0
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$59,075	$4,282	$0	$59,075	$4,983	$0
Credit
Credit Default Swaps	3,000	0	(274)	3,000	0	(281)
Currency/Interest Rate
Foreign Currency Swaps	13,403	2,629	0	13,403	2,885	0
Equity
Equity Options	89,550	4,212	(1,345)	75,751	3,400	(1,135)
Total Non-Qualifying Hedges	$165,028	$11,123	$(1,619)	$151,229	$11,268	$(1,416)
Total Derivatives(1)	$234,376	$15,469	$(2,013)	$210,626	$16,610	$(1,416)

(1)	Excludes embedded derivatives and the related reinsurance recoverables which contain multiple underlyings.

The fair value of the embedded derivatives, included in "Future policy benefits," was a net liability of $399 million and $435 million as of March 31, 2017 and December 31, 2016, respectively. The fair value of the related reinsurance recoverables, included in "Reinsurance recoverables," was an asset of $399 million and $435 million as of March 31, 2017 and December 31, 2016, respectively. See Note 7 for additional information on these reinsurance agreements.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The fair value of the embedded derivatives, included in "Policyholders' account balances," was a net liability of $3 million and $2 million as of March 31, 2017 and December 31, 2016, respectively. There was no related reinsurance recoverable.

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

	March 31, 2017
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statement of Financial Position	Net Amounts Presented in the Consolidated Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$15,469	$(2,174)	$13,295	$(13,188)	$107
Securities purchased under agreement to resell	30,000	0	30,000	(30,000)	0
Total Assets	$45,469	$(2,174)	$43,295	$(43,188)	$107
Offsetting of Financial Liabilities:
Derivatives(1)	$2,013	$(2,013)	$0	$0	$0
Securities sold under agreement to repurchase	99	0	99	(99)	0
Total Liabilities	$2,112	$(2,013)	$99	$(99)	$0

	December 31, 2016
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statement of Financial Position	Net Amounts Presented in the Consolidated Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$16,610	$(1,580)	$15,030	$(15,030)	$0
Securities purchased under agreement to resell	49,114	0	49,114	(49,114)	0
Total Assets	$65,724	$(1,580)	$64,144	$(64,144)	$0
Offsetting of Financial Liabilities:
Derivatives(1)	$1,416	$(1,416)	$0	$0	$0
Securities sold under agreement to repurchase	0	0	0	0	0
Total Liabilities	$1,416	$(1,416)	$0	$0	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 9. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

	Three Months Ended March 31, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$107	$(95)	$(1,255)
Total cash flow hedges	0	107	(95)	(1,255)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(14)	0	0	0
Currency	(43)	0	0	0
Currency/Interest Rate	(219)	0	1	0
Credit	(31)	0	0	0
Equity	685	0	0	0
Embedded Derivatives	(3,407)	0	0	0
Total non-qualifying hedges	(3,029)	0	1	0
Total	$(3,029)	$107	$(94)	$(1,255)

	Three Months Ended March 31, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$90	$77	$(1,925)
Total cash flow hedges	0	90	77	(1,925)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	2,253	0	0	0
Currency	(25)	0	0	0
Currency/Interest Rate	367	0	(2)	0
Credit	(241)	0	0	0
Equity	(26)	0	0	0
Embedded Derivatives	(35,124)	0	0	0
Total non-qualifying hedges	(32,796)	0	(2)	0
Total	$(32,796)	$90	$75	$(1,925)

(1)	Amounts deferred in AOCI.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For the three months ended March 31, 2017 and 2016, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2016	$4,973
Net deferred gains (losses) on cash flow hedges from January 1 to March 31, 2017	(1,315)
Amounts reclassified into current period earnings	60
Balance, March 31, 2017	$3,718

Using March 31, 2017 values, it is estimated that a pre-tax gain of $0.6 million will be reclassified from AOCI to earnings during the subsequent twelve months ending March 31, 2018, offset by amounts pertaining to the hedged items. As of March 31, 2017, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 15 years. Income amounts deferred in AOCI as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” within OCI in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Credit Derivatives

As of March 31, 2017 and December 31, 2016, the Company has not written credit protection.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of March 31, 2017 and December 31, 2016, the Company has outstanding notional amounts of $3 million reported at fair value as a liability of $0.3 million for both periods.

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

6.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund commercial loans. As of March 31, 2017, there were $4 million outstanding commitments to fund commercial loans, and none as of December 31, 2016. The Company has made commitments to purchase or fund investments, mostly private fixed maturities. As of March 31, 2017 and December 31, 2016, $31 million and $14 million, respectively, of these commitments were outstanding.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of March 31, 2017, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $10 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

For a discussion of the Company's litigations and regulatory matters, see Note 11 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Reinsurance recoverables	$2,288,081	$2,252,049
Policy loans	(15,275)	(15,118)
Deferred policy acquisition costs	(702,327)	(687,042)
Deferred sales inducements	(56,970)	(58,062)
Other assets	21,080	20,880
Other liabilities	30,564	39,231

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The reinsurance recoverables by counterparty are broken out below:

	March 31, 2017	December 31, 2016
	(in thousands)
PAR U	$775,139	$725,572
Prudential Insurance	745,367	778,958
PARCC	503,778	497,638
PAR Term	170,637	163,330
Term Re	84,287	73,895
Pruco Life	7,633	10,142
Unaffiliated	1,240	2,514
Total reinsurance recoverables	$2,288,081	$2,252,049

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, were as follows:

	2017	2016
	(in thousands)
Premiums:
Direct	$57,240	$53,342
Ceded	(55,057)	(49,677)
Net premiums	2,183	3,665
Policy charges and fee income:
Direct	82,767	78,704
Ceded	(64,391)	(27,740)
Net policy charges and fee income	18,376	50,964
Net investment income:
Direct	16,616	18,750
Ceded	(144)	(138)
Net investment income	16,472	18,612
Asset administration fees:
Direct	9,214	8,097
Ceded	(7,022)	0
Net asset administration fees	2,192	8,097
Realized investment gains (losses), net:
Direct	55,279	(147,058)
Ceded	(58,851)	115,662
Realized investment gains (losses), net	(3,572)	(31,396)
Policyholders’ benefits (including change in reserves):
Direct	79,462	58,737
Ceded (1)	(67,083)	(47,484)
Net policyholders’ benefits (including change in reserves)	12,379	11,253
Interest credited to policyholders’ account balances:
Direct	14,216	24,173
Ceded	(6,395)	(3,079)
Net interest credited to policyholders’ account balances	7,821	21,094
Net reinsurance expense allowances, net of capitalization and amortization	(37,890)	(13,353)

(1)	"Policyholders’ benefits (including change in reserves) ceded" includes $0.9 million and $0.7 million of unaffiliated activity for the three months ended March 31, 2017 and 2016, respectively.

The gross and net amounts of life insurance face amount in force as of March 31, 2017 and 2016 were as follows:

	2017	2016
	(in thousands)
Gross life insurance face amount in force	$131,610,689	$123,926,847
Reinsurance ceded	(119,864,058)	(113,059,655)
Net life insurance face amount in force	$11,746,631	$10,867,192

Information regarding significant affiliated reinsurance agreements is described below.

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

PARCC

The Company reinsures 90% of the risks under its term life insurance policies with effective dates prior to January 1, 2010 through an automatic coinsurance agreement with PARCC.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

8. EQUITY

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the three months ended March 31, 2017 and 2016, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2016	$(70)	$12,231	$12,161
Change in OCI before reclassifications	4	5,649	5,653
Amounts reclassified from AOCI	0	543	543
Income tax benefit (expense)	(1)	(2,167)	(2,168)
Balance, March 31, 2017	$(67)	$16,256	$16,189

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2015	$(69)	$11,850	$11,781
Change in OCI before reclassifications	36	31,467	31,503
Amounts reclassified from AOCI	0	(1,208)	(1,208)
Income tax benefit (expense)	(13)	(10,590)	(10,603)
Balance, March 31, 2016	$(46)	$31,519	$31,473

(1)	Includes cash flow hedges of $4 million and $5 million as of March 31, 2017 and December 31, 2016, respectively, and $4 million and $6 million as of March 31, 2016 and December 31, 2015, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/ Interest rate (3)	$(60)	$707
Net unrealized investment gains (losses) on available-for-sale securities (4)	(483)	501
Total net unrealized investment gains (losses)	(543)	1,208
Total reclassifications for the period	$(543)	$1,208

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/ benefits reclassified out of AOCI. Negative amounts indicate losses/ costs reclassified out of AOCI.

(3)	See Note 5 for additional information on cash flow hedges.

(4)
See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition costs and other costs, future policy benefits and policyholders’ account balances.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on securities classified as available-for-sale and certain other long-term investments and other assets are included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from “Other comprehensive income (loss)” those items that are included as part of “Net income” for a period that had been part of “Other Comprehensive income (loss)” in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains (losses), are as follows:

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders' Account Balances(1)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2016	147	173	123	(155)	288
Net investment gains (losses) on investments arising during the period	(10)	0	0	4	(6)
Reclassification adjustment for (gains) losses included in net income	3	0	0	(1)	2
Reclassification adjustment for OTTI losses excluded from net income (1)	4	0	0	(1)	3
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	3	0	(1)	2
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	0	0	(3)	1	(2)
Balance, March 31, 2017	$144	$176	$120	$(153)	$287

(1)	Balances are net of reinsurance.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders' Account Balances(2)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2016	$18,666	$(948)	$655	$(6,430)	$11,943
Net investment gains (losses) on investments arising during the period	6,736	0	0	(2,358)	4,378
Reclassification adjustment for (gains) losses included in net income	(547)	0	0	191	(356)
Reclassification adjustment for OTTI losses excluded from net income (1)	(4)	0	0	1	(3)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(748)	0	262	(486)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	0	0	758	(265)	493
March 31, 2017	$24,851	$(1,696)	$1,413	$(8,599)	$15,969

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.

(2)	Balances are net of reinsurance.

9.    RELATED PARTY TRANSACTIONS

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was $0.0 million for both the three months ended March 31, 2017 and 2016. The expense charged to the Company for the deferred compensation program was $0.4 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $0.8 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.9 million for both the three months ended March 31, 2017 and 2016.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $0.3 million for both the three months ended March 31, 2017 and 2016.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Incorporated. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $15 million and $17 million for the three months ended March 31, 2017 and 2016, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity.  The Company’s share of corporate expenses was $2 million for the three months ended March 31, 2017 and 2016.

Corporate Owned Life Insurance

The Company has sold three Corporate Owned Life Insurance ("COLI") policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $2,136 million at March 31, 2017 and $1,992 million at December 31, 2016. Fees related to these COLI policies were $7 million for both the three months ended March 31, 2017 and 2016.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $0.6 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively. These expenses are recorded as “Net investment income” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 5 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other long-term investments" includes $27 million and $26 million as of March 31, 2017 and December 31, 2016, respectively. "Net investment income" related to these ventures includes a gain of $0.9 million and a loss $0.7 million for the three months ended March 31, 2017 and 2016, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and Prudential Investments LLC ("Prudential Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and Prudential Investments related to this agreement was $7 million and $6 million for the three months ended March 31, 2017 and 2016, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company has a revenue sharing agreement with Prudential Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from Prudential Investments related to this agreement was $2 million for both the three months ended March 31, 2017 and 2016. These revenues are recorded as “Asset administration fees” in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in “Other assets” at March 31, 2017 and December 31, 2016 were as follows:

	Maturity Dates			Interest Rates			March 31, 2017	December 31, 2016
							(in thousands)
U.S. Dollar floating rate notes			2028	2.31%	-	2.45%	$6,016	$0
U.S. Dollar fixed rate notes	2026	-	2028	0.00%	-	14.85%	3,771	9,866
Total long-term notes receivable - affiliated(1)							$9,787	$9,866

(1)	All long-term notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

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

Accrued interest receivable related to these loans was $0.1 million and $0.0 million at March 31, 2017 and December 31, 2016, respectively and is included in “Other assets”. Revenues related to these loans were $0.1 million for both the three months ended March 31, 2017 and 2016, and are included in “Other income”.

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. See Note 1 for affiliated asset trades related to the Variable Annuities Recapture effective April 1, 2016.

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

Affiliate	Date Issued	Amount of Notes - March 31, 2017	Amount of Notes - December 31, 2016	Interest Rate	Date of Maturity
		(in thousands)
Prudential Funding, LLC	3/31/2017	$500	$0	0.94%	4/3/2017
Total Loans Payable to Affiliates		$500	$0

The total interest expense to the Company related to loans payable to affiliates was $0.0 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Contributed Capital and Dividends

In both March 2017 and March 2016 the Company received a capital contribution in the amount of $1 million from Pruco Life.

Through March 31, 2017, the Company did not pay any dividends. In April 2016, the Company paid a dividend in the amount of $241 million to Pruco Life.

Reinsurance with affiliates

As discussed in Note 7, the Company participates in reinsurance transactions with certain affiliates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of March 31, 2017, compared with December 31, 2016, and its consolidated results of operations for the three months ended March 31, 2017 and 2016. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Regulatory Developments

DOL Fiduciary Rule
In April, 2017 the U.S. Department of Labor (“DOL”) announced a 60-day delay of the applicability date of its new fiduciary rules from April 10, 2017 to June 9, 2017 to allow for an examination of the rules as directed by President Trump in February 2017. In addition, the DOL notice changed certain aspects of the rules’ requirements during the new transition period, which is June 9, 2017 through January 1, 2018.  We are reviewing the delay notice to determine how it will affect us during the new transition period.

Presidential Memorandum Regarding the Financial Stability Oversight Council

In April 2017, President Trump issued a memorandum directing the Secretary of the Treasury, among other things, to conduct a review of the Financial Stability Oversight Council's process for designating non-bank financial companies for supervision by the
Board of Governors of the Federal Reserve System and to report conclusions to the President within 180 days regarding issues raised in the memorandum, and recommendations for process improvements, including necessary legislative changes. We cannot predict what impact the memorandum will ultimately have on the designation process or the Company.

For additional information on the potential impacts of regulation on the Company see “Business-Regulation” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Revenues and Expenses

The Company earns revenues principally from insurance premiums, mortality and expense fees, asset administration fees from insurance and investment products, and from net investment income on the investment of general account and other funds. The Company earns premiums primarily from the sale of individual life insurance and annuity products. The Company earns mortality and expense fees, and asset administration fees primarily from the sale and servicing of universal life insurance and separate account products including variable life insurance and variable annuities. The Company’s operating expenses principally consist of insurance benefits provided and reserves established for anticipated future insurance benefits, general business expenses, reinsurance premiums, commissions and other costs of selling and servicing the various products sold and interest credited on general account liabilities.

Effective February 25, 2013, the Advanced Series Trust (“AST”) adopted a Rule 12b-1 Plan under the Investment Company Act of 1940 with respect to most of the AST portfolios that are offered through the Company’s variable annuity and variable life insurance products. Under the Rule 12b-1 Plan, AST pays an affiliate of the Company for distribution and administrative services. In June 2015, AST received shareholder approval to amend the Rule 12b-1 Plan. Effective July 1, 2015, there was an increase in the amount AST pays the Company's affiliate for distribution and administrative services with respect to these portfolios. However, there was also a reduction in contractual investment management fees. In addition, due to the revised Rule 12b-1 Plan, the asset administration fees received by the Company from AST Investment Services, Inc., and related distribution expenses of the Company, have decreased.

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

See “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of risks that have materially affected and may affect in the future the Company’s business, results of operations or financial condition, or cause the Company’s actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company.

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

We also offer variable annuities without guaranteed living benefits. The Prudential Premier® Investment Variable Annuity ("PPI") offers tax-deferred asset accumulation, annuitization options and an optional death benefit that guarantees the contractholder’s beneficiary a return of total purchase payments made to the contract, adjusted for any partial withdrawals, upon death.

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

Term Life Insurance

The Company offers a variety of term life insurance products, which represent 70% of our net individual life insurance in force at March 31, 2017, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

Variable Life Insurance

The Company offers a number of individual variable life insurance products, which represent 18% of our net individual life insurance in force at March 31, 2017, that give the policyholder the flexibility to change both the death benefit and premium payments, and provide the potential to earn returns linked to an underlying investment portfolio that the policyholder selects. The policyholder generally can make deposits for investments in a fixed-rate option which is part of our general account or in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed-rate option provide a guarantee of principal and are credited with interest at rates that we determine, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. The Company also offers a variable life product that has an optional flexible guarantee against lapse where policyholders can select the guarantee period. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance. A meaningful portion of the Company's individual life insurance profits, however, is associated with our large in force block of variable life insurance policies.

Universal Life Insurance

The Company offers universal life insurance products that feature flexible premiums and a crediting rate that we determine, subject to certain contractual minimums. Guaranteed universal life products, which represent 9% of our net individual life insurance in force at March 31, 2017, provide a guarantee of death benefits to remain in force when a policy would otherwise lapse due to insufficient cash value. The Company also offers other universal life insurance products which represent 3% of our net individual life insurance in force at March 31, 2017. These include products that allow the policyholders to allocate all or a portion of their account balance into an index account. The index account provides interest or an interest component linked to, but not an investment in, S&P 500 index performance over the following year, subject to certain participation rates and contractual minimums and maximums. Mortality and expense margins and net interest spread impact profits from universal life insurance.

Accounting Policies & Pronouncements

Application of Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the application of accounting policies that often involve a significant degree of judgment. Management reviews estimates and assumptions used in the preparation of financial statements on an ongoing basis. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, the Company’s results of operations and financial position as reported in the Unaudited Interim Consolidated Financial Statements could change significantly.

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

DAC and Other Costs

DAC and other costs associated with the variable and universal life policies and the variable and fixed annuity contracts are generally amortized over the expected life of these policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and the cost related to our guaranteed minimum death benefits ("GMDB") and guaranteed minimum income benefits ("GMIB"). For variable annuities, gross profits and amortization rates also include the impacts of the embedded derivatives associated with certain of the living benefit features of our variable annuity contracts and related hedging activities. In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results and utilize these estimates to calculate amortization rates and expense amounts. In addition, in calculating gross profits, we include the profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 9 to the Unaudited Interim Consolidated Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. For a further discussion of the amortization of DAC and other costs, see “Results of Operations”.

The near-term future equity rate of return assumptions used in evaluating DAC and other costs for our domestic variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of March 31, 2017, our variable annuities and variable life insurance businesses assume an 8% long-term equity expected rate of return and a 4.7% near-term mean reversion equity rate of return.

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

For additional information on our policies for DAC and other costs and for the remaining critical accounting estimates listed above, see our Annual Report on Form 10-K for the year ended December 31, 2016, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Accounting Policies & Pronouncements-Application of Critical Accounting Estimates”.

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of newly adopted accounting pronouncements.

Changes in Financial Position

March 31, 2017 versus December 31, 2016

Total assets increased $604 million, from $16,848 million at December 31, 2016 to $17,452 million at March 31, 2017. Significant components were:

•	Separate account assets increased $515 million primarily driven by favorable fund performance and net flows, partially offset by policy charges.

•	Total investments increased $41 million primarily driven by higher invested assets arising from continued business growth in universal life and term premiums.

•
Reinsurance recoverables increased $36 million. The increase was primarily driven by the impact of universal and term life business growth which increased ceded reserves, partially offset by a decrease in the reinsured variable annuity living benefit liabilities resulting from a decrease in future expected benefit payments driven by equity markets appreciation and rising rates.

Total liabilities increased $592 million, from $16,341 million at December 31, 2016 to $16,933 million at March 31, 2017. Significant components were:

•	Separate account liabilities increased $515 million, corresponding to the increase in separate account assets described above.

•	Policyholders’ account balances increased $61 million primarily driven by universal life business growth.

Total equity remained relatively flat from $507 million at December 31, 2016 to $518 million at March 31, 2017.

Results of Operations

Income (loss) from Operations before Income Taxes

2017 to 2016 Three Months Comparison.

Income (loss) from operations before income taxes increased $65 million from a loss of $59 million in the first quarter of 2016 to income of $6 million in the first quarter of 2017. Amortization of DAC and other costs resulted in a favorable variance of $65 million, driven by higher amortization due to NPR gains in the first quarter of 2016 primarily due to declining rates. Also contributing to the above was a favorable variance of $28 million in realized investment gains (losses) driven by the losses in the first quarter of 2016 due to the impact of retained net hedging. This was partially offset by unfavorable variance of $39 million from a decline in net fee income driven by the ceding of the annuities business to Prudential Insurance as of April 1, 2016.

Revenues, Benefits and Expenses

2017 to 2016 Three Months Comparison

Revenues decreased $14 million from $51 million in the first quarter of 2016 to $37 million in the first quarter of 2017, primarily driven by a decline in policy charges and fee income, and asset administration fees of $39 million primarily due to the ceding of the annuities business as discussed above. Partially offset by an increase in realized investment gains (losses) of $28 million as discussed above.

Benefits and expenses decreased $79 million from $110 million in the first quarter of 2016 to $31 million in the first quarter of 2017, primarily driven by a favorable variance of $65 million driven by amortization of deferred policy acquisition costs and interest credited to policyholders’ account balances as described above. General, administrative and other expenses decreased $16 million due to the commission and expense allowance as part of the Variable Annuities Recapture.

Variable Annuity Risks and Risk Mitigants

The following is a summary of: (i) the risks associated with Individual Annuities’ products; (ii) our strategies in mitigating those risks, including any updates to those strategies since the previous year end; and (iii) the related financial results. For a more detailed description of these items and their related accounting treatment, refer to the complete descriptions provided in our Annual Report on Form 10-K for the year ended December, 31, 2016.

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates, and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of the expected earnings and profitability is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. We currently manage our exposure to certain risks driven by capital markets fluctuations primarily through a combination of Product Design Features, an Asset Liability Management ("ALM") Strategy and External Reinsurance.

Product Design Features

A portion of the variable annuity contracts that we offer include an asset transfer feature. This feature is implemented at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate accounts. The objective of the asset transfer feature is to reduce our exposure to equity market risk and market volatility. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder deposits, as well as a required minimum allocation to our general account for certain of our products. We have also introduced products that diversify our risk profile and have incorporated provisions in product design allowing frequent revisions of key pricing elements for certain of our products. In addition, there is diversity in our fee arrangements, as certain fees are primarily based on the benefit guarantee amount, the contractholder account value and/or premiums, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

Asset Liability Management Strategy (including fixed income instruments and derivatives)

The current ALM strategy utilizes a combination of both traditional fixed income instruments and derivatives to defray potential claims associated with our variable annuity living benefit guarantees. The economic liability that Prudential Insurance seeks to manage with this ALM strategy consists of expected living benefit claims under less severe market conditions, which are managed through the accumulation of fixed income instruments, and potential living benefit claims resulting from more severe market conditions, which are hedged using derivative instruments. For the portion of the ALM strategy executed with derivatives, Prudential Insurance enters into a range of exchange-traded, cleared, and over-the-counter (“OTC”) equity and interest rate derivatives, including, but not limited to: equity and treasury futures; total return and interest rate swaps; and options including equity options, swaptions, and floors and caps.

The valuation of the economic liability that Prudential Insurance seeks to defray excludes certain items that are included within the U.S. GAAP liability, such as non-performance risk (“NPR”) (in order to maximize protection irrespective of the possibility of default), as well as risk margins (required by U.S. GAAP but different from our best estimate) and valuation methodology differences. Since the ALM strategy is conducted in Prudential Insurance, the results of the strategy do not directly impact the Company's results of operations or financial condition.

The change in hedge strategy had no impact on how we value or account for the living benefit guarantees under U.S. GAAP.

Income Taxes

The Company uses a full year projected effective tax rate approach to calculate taxes at interim periods. In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. The projected effective tax rate is the ratio of projected “Total income tax expense” divided by projected “Income from operations before income taxes.”

Our income tax provision amounted to an income tax expense of $0.5 million, or 6.81% of income from operations before income taxes in the first quarter of 2017, compared to an income tax benefit of $15 million, or 25.3% of loss from operations before income taxes in the first quarter of 2016. The Company’s current effective tax rate differed from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits, and domestic production activities deduction while its prior effective tax rate differed primarily due to non-taxable investment income and tax credits.

Liquidity and Capital Resources

This section supplements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Overview

Liquidity refers to the ability to generate sufficient cash resources to meet the payment obligations of the Company. Capital refers to the long-term financial resources available to support the operations of our businesses, fund business growth, and provide a cushion to withstand adverse circumstances. Our ability to generate and maintain sufficient liquidity and capital depends on the profitability of our businesses, general economic conditions, our ability to borrow from affiliates and our access to the capital markets through affiliates described herein.

Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of Prudential Financial, Prudential Insurance and the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our periodic planning process. We believe that cash flows from available sources of funds are sufficient to satisfy the current liquidity requirements of Prudential Insurance, Prudential Financial and the Company, including under reasonably foreseeable stress scenarios. Prudential Financial has a capital management framework in place that governs the allocation of capital and approval of capital uses. Prudential Financial and the Company also employ a “Capital Protection Framework” to ensure the availability of capital resources to maintain adequate capitalization and competitive risk-based capital ("RBC") ratios under various stress scenarios.

Prudential Financial is a "Designated Financial Company" under the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"). As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, resolution and recovery plans, credit exposure reporting, early remediation, management interlocks, and credit concentration. They may also include standards regarding enhanced public disclosure, short-term debt limits, and other related subjects. In addition, the Financial Stability Board has identified Prudential Financial as a global systemically important insurer (“G-SII”). For information on these regulatory initiatives and their potential impact on us, see "Business-Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Capital

Our capital management framework is primarily based on statutory RBC measures. The RBC ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the National Association of Insurance Commissioners (“NAIC”). RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation; however, as of March 31, 2017 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

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

Capital Protection Framework

Prudential Financial and the Company employ a “Capital Protection Framework” (the "Framework”) to ensure that sufficient capital resources are available to maintain adequate capitalization and competitive RBC ratios and solvency margins under various stress scenarios. The Framework incorporates the potential impacts from market related stresses, including equity markets, real estate, interest rates, and credit losses.

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

Affiliated Captive Reinsurance Companies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Capital-Affiliated Captive Reinsurance Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our use of captive reinsurance companies.

Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to an affiliated company, Pruco Re, in order to facilitate the capital markets hedging program for these living benefit guarantees. Effective April 1, 2016, we recaptured the risks related to our variable annuity living benefit guarantees that were previously reinsured to Pruco Re and Pruco Life, as discussed above in the Variable Annuities Recapture.

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

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, fixed maturities that are not designated as held-to-maturity and public equity securities. As of March 31, 2017 and December 31, 2016 the Company had liquid assets of $1,258 million and $1,227 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $65 million and $68 million as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, $1,105 million, or 94%, of the fixed maturity investments in Company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $71 million, or 6%, of these fixed maturity investments were rated other than high or highest quality.

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

Affiliated captive reinsurance companies are used to finance the portion of the statutory reserves required to be held under Regulation XXX and Guideline AXXX that is considered non-economic. The financing arrangements involve term and universal life business we reinsure to our affiliated captive reinsurers. The surplus notes issued by those affiliated captives are treated as capital for statutory purposes. As of March 31, 2017, our affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to $10.15 billion of surplus notes in return for the receipt of credit-linked notes ("Credit-Linked Note Structures"). Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. As of March 31, 2017, an aggregate of $7.86 billion of surplus notes was outstanding under our affiliated captives' Credit-Linked Note Structures, reflecting an increase of $100 million from December 31, 2016.

As of March 31, 2017, our affiliated captive reinsurance companies had outstanding an aggregate of $3.3 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.9 billion relates to Regulation XXX reserves and approximately $2.4 billion relates to Guideline AXXX reserves, and all of which was issued directly by or guaranteed by Prudential Financial. Under certain of the financing arrangements pursuant to which this debt was issued, Prudential Financial has agreed to make capital contributions to the applicable affiliated captive reinsurance company to reimburse it for investment losses or to maintain its capital above prescribed minimum levels. In addition, as of March 31, 2017, for purposes of financing Guideline AXXX reserves, our affiliated captives had outstanding approximately $4.0 billion of surplus notes that were issued to Prudential Financial in exchange for promissory notes of affiliates guaranteed by Prudential Financial.

The NAIC’s actuarial guideline known as “AG 48” requires us to hold cash and rated securities in greater amounts than we previously held to support economic reserves for certain of our term and universal life policies reinsured to a captive. The additional asset requirement of the affiliated captives, which includes consideration of business ceded by other affiliates, as of December 31, 2015, was approximately $400 million and the requirement as of December 31, 2016 was an additional $600 million, for a total additional asset requirement of approximately $1.0 billion. The additional asset requirement of $1.0 billion was funded using a combination of existing assets and newly purchased assets sourced from affiliated financing. We believe our affiliated captive reinsurance companies have sufficient internal and affiliated resources to satisfy the additional asset requirement through 2017.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of March 31, 2017, there have been no material changes in our economic exposure to market risk from December 31, 2016, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2016, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2016, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of March 31, 2017. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

See Note 6 to the Unaudited Interim Consolidated Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, which is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

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

Pruco Life Insurance Company of New Jersey

By:	/s/ John Chieffo
Name:	John Chieffo
Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)
Date: May 11, 2017