Form 10-Q
period 2017-06-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2017-08-11
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 __________________________
FORM 10-Q
 __________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of August 11, 2017, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding. As of such date, Pruco Life Insurance Company, an Arizona corporation, owned all of the Registrant’s Common Stock.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Financial Position
June 30, 2017 and December 31, 2016 (in thousands, except share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Fixed maturities available-for-sale, at fair value (amortized cost: 2017–$1,138,206; 2016–$1,132,155)	$1,177,983	$1,145,485
Equity securities, available-for-sale, at fair value (cost: 2017–$3,144; 2016–$1,150)	3,325	1,171
Trading account assets, at fair value	13,757	12,793
Policy loans	189,191	187,242
Short-term investments	7,002	11,007
Commercial mortgage and other loans	125,408	160,939
Other long-term investments	56,834	57,051
Total investments	1,573,500	1,575,688
Cash and cash equivalents	59,357	56,984
Deferred policy acquisition costs	137,904	135,759
Accrued investment income	15,541	15,829
Reinsurance recoverables	2,450,885	2,252,049
Receivables from parent and affiliates	42,711	33,457
Income taxes receivable	0	3,991
Other assets	27,978	27,151
Separate account assets	13,586,623	12,747,496
TOTAL ASSETS	$17,894,499	$16,848,404
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$2,013,125	$1,942,064
Future policy benefits	1,737,697	1,547,820
Cash collateral for loaned securities	6,572	15,054
Income taxes payable	6,059	0
Payables to parent and affiliates	22,520	8,603
Other liabilities	83,247	80,610
Separate account liabilities	13,586,623	12,747,496
TOTAL LIABILITIES	17,455,843	16,341,647
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)
EQUITY
Common stock ($5 par value; 400,000 shares authorized, issued and outstanding)	2,000	2,000
Additional paid-in capital	211,961	209,786
Retained earnings	197,477	282,810
Accumulated other comprehensive income	27,218	12,161
TOTAL EQUITY	438,656	506,757
TOTAL LIABILITIES AND EQUITY	$17,894,499	$16,848,404

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2017 and 2016 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES
Premiums	$4,017	$(42,904)	$6,200	$(39,239)
Policy charges and fee income	5,529	1,390	23,905	52,354
Net investment income	16,642	14,750	33,114	33,362
Asset administration fees	2,302	2,004	4,494	10,101
Other income	860	16	2,451	1,468
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	0	0	(80)	0
Other realized investment gains (losses), net	(2,871)	128,652	(6,363)	97,256
Total realized investment gains (losses), net	(2,871)	128,652	(6,443)	97,256
TOTAL REVENUES	26,479	103,908	63,721	155,302
BENEFITS AND EXPENSES
Policyholders’ benefits	(1,317)	(13,931)	11,062	(2,678)
Interest credited to policyholders’ account balances	8,146	7,513	15,967	28,607
Amortization of deferred policy acquisition costs	3,886	(8,733)	5,889	44,978
General, administrative and other expenses	9,996	(15,556)	18,429	8,706
TOTAL BENEFITS AND EXPENSES	20,711	(30,707)	51,347	79,613
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	5,768	134,615	12,374	75,689
Income tax expense (benefit)	(2,743)	27,648	(2,293)	12,753
NET INCOME (LOSS)	$8,511	$106,967	$14,667	$62,936
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	21	(17)	25	19
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	16,947	23,632	22,596	55,099
Reclassification adjustment for (gains) losses included in net income (loss)	1	1,723	544	515
Net unrealized investment gains (losses)	16,948	25,355	23,140	55,614
Other comprehensive income (loss), before tax	16,969	25,338	23,165	55,633
Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	8	(6)	9	7
Net unrealized investment gains (losses)	5,932	8,874	8,099	19,464
Total	5,940	8,868	8,108	19,471
Other comprehensive income (loss), net of tax	11,029	16,470	15,057	36,162
COMPREHENSIVE INCOME (LOSS)	$19,540	$123,437	$29,724	$99,098

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Equity
Six Months Ended June 30, 2017 and 2016 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2016	$2,000	$209,786	$282,810	$12,161	$506,757
Contributed capital		1,300			1,300
Dividend to parent			(100,000)		(100,000)
Contributed (distributed) capital - parent/child asset transfers		875			875
Comprehensive income (loss):
Net income (loss)			14,667		14,667
Other comprehensive income (loss), net of tax				15,057	15,057
Total comprehensive income (loss)					29,724
Balance, June 30, 2017	$2,000	$211,961	$197,477	$27,218	$438,656

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2015	$2,000	$208,314	$444,514	$11,781	$666,609
Contributed capital		1,300			1,300
Dividend to parent			(241,050)		(241,050)
Contributed (distributed) capital - parent/child asset transfers		173			173
Comprehensive income (loss):
Net income (loss)			62,936		62,936
Other comprehensive income (loss), net of tax				36,162	36,162
Total comprehensive income (loss)					99,098
Balance, June 30, 2016	$2,000	$209,787	$266,400	$47,943	$526,130

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Cash Flows
Six Months Ended June 30, 2017 and 2016 (in thousands)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,667	$62,936
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(5,165)	21,398
Interest credited to policyholders’ account balances	15,967	28,607
Realized investment (gains) losses, net	6,443	(97,256)
Amortization and other non-cash items	(5,160)	(2,461)
Change in:
Future policy benefits	98,434	79,652
Reinsurance recoverables	(91,548)	(53,813)
Accrued investment income	288	1,590
Net payables to/receivables from parent and affiliates	4,546	(2,755)
Deferred policy acquisition costs	(5,074)	25,223
Income taxes	1,471	4,854
Deferred sales inducements	0	(163)
Derivatives, net	1,182	(355)
Other, net	(5,279)	(15,563)
Cash flows from (used in) operating activities	30,772	51,894
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	158,242	198,743
Short-term investments	25,979	12,141
Policy loans	11,289	11,990
Ceded policy loans	(1,076)	(556)
Commercial mortgage and other loans	46,538	32,608
Other long-term investments	1,192	853
Equity securities, available-for-sale	5	11,122
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(164,989)	(334,125)
Short-term investments	(21,981)	(29,419)
Policy loans	(9,496)	(10,443)
Ceded policy loans	1,383	1,741
Commercial mortgage and other loans	(10,631)	(4,195)
Other long-term investments	(2,107)	(688)
Equity securities, available-for-sale	(2,000)	(2,000)
Notes receivable from parent and affiliates, net	140	1,582
Derivatives, net	(40)	598
Other, net	(223)	0
Cash flows from (used in) investing activities	32,225	(110,048)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	249,578	222,224
Ceded policyholders’ account deposits	(164,249)	(121,421)

Policyholders’ account withdrawals	(114,449)	(103,428)
Ceded policyholders’ account withdrawals	77,491	37,773
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(8,482)	24,665
Dividend to parent	(100,000)	0
Contributed capital	0	15,515
Contributed (distributed) capital - parent/child asset transfers	1,347	267
Drafts outstanding	(1,860)	(3,509)
Cash flows from (used in) financing activities	(60,624)	72,086
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,373	13,932
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	56,984	160,737
CASH AND CASH EQUIVALENTS, END OF PERIOD	$59,357	$174,669

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

Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to its affiliated companies, Pruco Reinsurance, Ltd. ("Pruco Re") and Pruco Life. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re and Pruco Life. In addition, the Company reinsured the variable annuity base contracts, along with the living benefit guarantees, to Prudential Insurance under a coinsurance and modified coinsurance agreement. This reinsurance agreement covers new and in force business. The product risks related to the reinsured business are being managed in Prudential Insurance. In addition, the living benefit hedging program related to the reinsured living benefit guarantees is being managed within Prudential Insurance. These series of transactions are collectively referred to as the "Variable Annuities Recapture".

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

The Company also paid a dividend of $0.2 billion to Pruco Life, which was ultimately distributed to Prudential Financial.

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

Revision to Prior Period Consolidated Financial Statements

In 2016, the Company identified errors in the presentation of certain activity related to the Variable Annuities Recapture that impacted several line items within our previously issued Consolidated Statements of Cash Flows for the interim period ended June 30, 2016. Management assessed the materiality of the misstatements on prior period financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in Accounting Standards Codification ("ASC") 250-10, Accounting Changes and Error Corrections ("ASC 250"), and concluded that these misstatements were not material to any prior interim periods. Accordingly, the Consolidated Statements of Cash Flows for the six months ended June 30, 2016, which is presented herein, have been revised, as presented below:

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

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Accounting for Certain Reinsurance Contracts in our Individual Life business

During the second quarter of 2017, the Company recognized a pre-tax charge of $2 million, reflecting a change in estimate of reinsurance cash flows associated with universal life products as well as a change in method of reflecting these cash flows in the financial statements. Under the previous method of accounting, with the exception of recoveries pertaining to no lapse guarantees, reinsurance cash flows (e.g., premiums and recoveries) were generally recognized as they occurred. Under the new method, the expected reinsurance cash flows are recognized more ratably over the life of the underlying reinsured policies. In conjunction with this change, the way in which reinsurance is reflected in estimated gross profits used for the amortization of unearned revenue reserves and DAC was also revised. The change represents a change in accounting estimate effected by a change in accounting principle and is included within the Company’s annual reviews and update of assumptions and other refinements. The change in accounting estimate reflected insights gained from revised cash flow modeling enabled by a systems conversion, which prompted the change to a preferable accounting method. This new methodology is viewed as preferable as the Company believes it better reflects the economics of reinsurance transactions by aligning the results of reinsurance activity more closely to the underlying direct insurance activity and by better reflecting the profit pattern of this business for purposes of the amortization of the balances noted above.

The impacts of the pre-tax charge of $2 million in the second quarter of 2017 were as follows:

Impact of Change in Accounting for Certain Reinsurance Contracts(1)
(in millions)
Decrease in Policy charges and fee income	$(10)
Decrease in Policyholders' benefits	10
Increase in Amortization of deferred policy acquisition costs	(2)
Pre-tax charge to income	$(2)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)
The corresponding impacts to the Consolidated Statement of Financial Position were a $13 million increase in "Other liabilities", a $9 million increase in "Reinsurance recoverables", a $4 million decrease in "Policyholders’ account balances" and a $2 million decrease in "Deferred policy acquisition costs".

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

There have been no ASU adopted during the six months ended June 30, 2017.

ASU issued but not yet adopted as of the reporting date June 30, 2017

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
The ASU is based on the core principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, and assets recognized from the costs to obtain or fulfill a contract with a customer. Revenue recognition for insurance contracts and financial instruments is explicitly scoped out of the standard.
January 1, 2018 using the modified retrospective method.
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
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This ASU provides a new current expected credit loss model to account for credit losses on certain financial assets and off-balance sheet exposures (e.g., loans held for investment, debt securities held to maturity, reinsurance receivables, net investments in leases and loan commitments). The model requires an entity to estimate lifetime credit losses related to such financial assets and exposures based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The standard also modifies the current other-than-temporary impairment standard for available-for-sale debt securities to require the use of an allowance rather than a direct write down of the investment, and replaces existing standard for purchased credit deteriorated loans and debt securities.

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

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables set forth information relating to fixed maturities and equity securities (excluding investments classified as trading), as of the dates indicated:

	June 30, 2017
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$18,021	$1,861	$0	$19,882	$0
Obligations of U.S. states and their political subdivisions	113,167	3,648	5	116,810	0
Foreign government bonds	28,124	322	251	28,195	0
Public utilities	191,604	10,531	469	201,666	0
All other U.S. public corporate securities	337,741	19,214	2,200	354,755	(45)
All other U.S. private corporate securities	156,160	3,639	487	159,312	0
All other foreign public corporate securities	36,947	1,248	638	37,557	0
All other foreign private corporate securities	102,966	2,073	1,433	103,606	0
Asset-backed securities(1)	29,295	1,048	0	30,343	(56)
Commercial mortgage-backed securities	114,137	2,098	1,435	114,800	0
Residential mortgage-backed securities(2)	10,044	1,013	0	11,057	(94)
Total fixed maturities, available-for-sale	$1,138,206	$46,695	$6,918	$1,177,983	$(195)
Equity securities, available-for-sale:
Common stocks:
Mutual funds	$3,144	$181	$0	$3,325
Total equity securities, available-for-sale	$3,144	$181	$0	$3,325

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of OTTI losses in "Accumulated other comprehensive income (loss)" ("AOCI"), which were not included in earnings. Amount excludes $0.4 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity and equity securities had been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2017
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
Obligations of U.S. states and their political subdivisions	$1,372	$5	$0	$0	$1,372	$5
Foreign government bonds	4,737	59	1,829	192	6,566	251
Public utilities	22,879	469	0	0	22,879	469
All other U.S. public corporate securities	81,602	1,943	482	257	82,084	2,200
All other U.S. private corporate securities	27,468	229	13,498	258	40,966	487
All other foreign public corporate securities	14,480	437	1,736	201	16,216	638
All other foreign private corporate securities	8,445	46	16,748	1,387	25,193	1,433
Asset-backed securities	2,501	0	0	0	2,501	0
Commercial mortgage-backed securities	56,547	1,435	210	0	56,757	1,435
Total fixed maturities, available-for-sale	$220,031	$4,623	$34,503	$2,295	$254,534	$6,918
Equity securities, available-for-sale	$0	$0	$0	$0	$0	$0

	December 31, 2016
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
Obligations of U.S. states and their political subdivisions	$35,521	$503	$0	$0	$35,521	$503
Foreign government bonds	23,492	659	1,690	331	25,182	990
Public utilities	43,675	1,361	170	28	43,845	1,389
All other U.S. public corporate securities	139,525	4,331	532	208	140,057	4,539
All other U.S. private corporate securities	74,436	1,644	9,315	691	83,751	2,335
All other foreign public corporate securities	16,231	746	3,791	647	20,022	1,393
All other foreign private corporate securities	44,295	2,791	12,254	1,831	56,549	4,622
Asset-backed securities	0	0	8,972	12	8,972	12
Commercial mortgage-backed securities	72,798	2,885	401	0	73,199	2,885
Total fixed maturities, available-for-sale	$449,973	$14,920	$37,125	$3,748	$487,098	$18,668
Equity securities, available-for-sale	$0	$0	$25	$1	$25	$1

As of June 30, 2017 and December 31, 2016, the gross unrealized losses on fixed maturity securities were composed of $6.0 million and $17.4 million, respectively, related to "1" highest or "2" high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $0.9 million and $1.3 million, respectively, related to other than high or highest

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

quality securities based on NAIC or equivalent rating. As of June 30, 2017, the $2.3 million of gross unrealized losses on fixed maturity securities of twelve months or more were concentrated in the finance, technology and transportation sectors of the Company's corporate securities. As of December 31, 2016, the $3.7 million of gross unrealized losses on fixed maturity securities of twelve months or more were concentrated in the finance, energy and technology sectors of the Company’s corporate securities. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, the Company concluded that an adjustment to earnings for OTTI for these fixed maturity securities was not warranted at either June 30, 2017 or December 31, 2016. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of June 30, 2017, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

As of both June 30, 2017 and December 31, 2016, none of the gross unrealized losses on equity securities represented declines in value of 20% or more. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, the Company concluded that an adjustment to earnings for OTTI for these equity securities was not warranted at either June 30, 2017 or December 31, 2016.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	June 30, 2017
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$21,349	$21,673
Due after one year through five years	144,991	149,655
Due after five years through ten years	288,682	292,989
Due after ten years	529,708	557,466
Asset-backed securities	29,295	30,343
Commercial mortgage-backed securities	114,137	114,800
Residential mortgage-backed securities	10,044	11,057
Total fixed maturities, available-for-sale	$1,138,206	$1,177,983

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

The following table sets forth the sources of fixed maturity and equity security proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities, for the periods indicated:

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$29,081	$3,914	$92,607	$112,494
Proceeds from maturities/prepayments	34,371	18,192	66,009	46,249
Gross investment gains from sales and maturities	99	(762)	442	446
Gross investment losses from sales and maturities	(99)	(6)	(906)	(6)
OTTI recognized in earnings(2)	0	0	(80)	0
Equity securities, available-for-sale:
Proceeds from sales	$0	$11,117	$5	$11,122
Gross investment gains from sales	0	7	0	7
Gross investment losses from sales	0	(961)	0	(961)
OTTI recognized in earnings	0	0	0	0

(1)	Includes $0.4 million and $0.0 million of non-cash related proceeds for the six months ended June 30, 2017 and 2016, respectively.

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

The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI and the corresponding changes in such amounts, for the periods indicated:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(in thousands)
Credit loss impairments:
Balance, beginning of period	$566	$563	$646	$651
Increases due to the passage of time on previously recorded credit losses	13	23	8	15
Reductions for securities which matured, paid down, prepaid or were sold during the period	(14)	(21)	(23)	(35)
Assets transferred to parent and affiliates	0	0	(52)	(52)
Balance, end of period	$565	$565	$579	$579

Trading Account Assets

The following table sets forth the composition of “Trading account assets,” as of the dates indicated:

	June 30, 2017		December 31, 2016
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in thousands)
Fixed maturities	$7,446	$6,493	$7,446	$6,072
Equity securities	4,959	7,264	4,959	6,721
Total trading account assets	$12,405	$13,757	$12,405	$12,793

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income,” was $0.2 million and $(0.7) million for the three months ended June 30, 2017 and 2016, respectively, and $1.0 million and $1.3 million for the six months ended June 30, 2017 and 2016, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of "Commercial mortgage and other loans," as of the dates indicated:

	June 30, 2017		December 31, 2016
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$43,594	34.7%	$55,754	34.6%
Hospitality	10,395	8.3	10,525	6.5
Industrial	10,922	8.7	18,707	11.6
Office	21,375	17.0	16,111	10.0
Other	19,177	15.3	22,016	13.7
Retail	14,345	11.4	31,054	19.3
Total commercial mortgage loans	119,808	95.4	154,167	95.7
Agricultural property loans	5,827	4.6	6,981	4.3
Total commercial mortgage and agricultural property loans by property type	125,635	100.0%	161,148	100.0%
Valuation allowance	(227)		(209)
Total commercial mortgage and other loans	$125,408		$160,939

As of June 30, 2017, the commercial mortgage and agricultural property loans were geographically dispersed throughout the United States (with the largest concentrations in Illinois (16%), New York (12%) and Texas (10%)) and included loans secured by properties in Europe.

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	June 30, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Balance, beginning of year	$207	$2	$209
Addition to (release of) allowance for losses	18	0	18
Charge-offs, net of recoveries	0	0	0
Total ending balance	$225	$2	$227

	December 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Balance, beginning of year	$425	$3	$428
Addition to (release of) allowance for losses	(218)	(1)	(219)
Charge-offs, net of recoveries	0	0	0
Total ending balance	$207	$2	$209

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	June 30, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	225	2	227
Total ending balance(1)	$225	$2	$227
Recorded investment(2):
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	119,808	5,827	125,635
Total ending balance(1)	$119,808	$5,827	$125,635

(1)	As of June 30, 2017, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	207	2	209
Total ending balance(1)	$207	$2	$209
Recorded investment(2):
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	154,167	6,981	161,148
Total ending balance(1)	$154,167	$6,981	$161,148

(1)	As of December 31, 2016, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

The following tables set forth certain key credit quality indicators for commercial mortgage and agricultural property loans based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	June 30, 2017
	Debt Service Coverage Ratio
	≥ 1.2X	1.0X to < 1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$70,399	$0	$0	$70,399
60%-69.99%	39,901	3,238	2,043	45,182
70%-79.99%	4,219	5,835	0	10,054
80% or greater	0	0	0	0
Total loans	$114,519	$9,073	$2,043	$125,635

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2016
	Debt Service Coverage Ratio
	≥ 1.2X	1.0X to < 1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$103,315	$0	$0	$103,315
60%-69.99%	32,965	5,394	0	38,359
70%-79.99%	12,230	5,052	0	17,282
80% or greater	2,192	0	0	2,192
Total loans	$150,702	$10,446	$0	$161,148

The following tables set forth an aging of past due commercial mortgage and other loans, based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	June 30, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$119,808	$0	$0	$0	$119,808	$0
Agricultural property loans	5,827	0	0	0	5,827	0
Total	$125,635	$0	$0	$0	$125,635	$0

(1)	As of June 30, 2017, there were no loans in this category accruing interest.

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

For the three and six months ended June 30, 2017, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were $42 million of commercial mortgage and other loans sold. For the three and six months ended June 30, 2016, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold. For the three and six months ended June 30, 2017, there were no commercial mortgage and other loans transferred to related parties. For the three and six months ended June 30, 2016, there were $51 million of commercial mortgage and other loans transferred to related parties.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. For the three and six months ended June 30, 2017 and 2016, there were no new troubled debt restructurings related to commercial mortgage and other loans and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the twelve months preceding. As of both June 30, 2017 and December 31, 2016, the Company had no significant commitments to provide additional funds to borrowers that had been involved in a troubled debt restructuring. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments,” as of the dates indicated:

	June 30, 2017	December 31, 2016
	(in thousands)
Company's investment in separate accounts	$2,548	$2,324
Joint ventures and limited partnerships:
Private equity	12,868	11,883
Hedge funds	27,189	25,836
Real estate-related	2,213	1,978
Total joint ventures and limited partnerships	42,270	39,697
Derivatives	12,016	15,030
Total other long-term investments	$56,834	$57,051

Net Investment Income

The following table sets forth "Net investment income" by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Fixed maturities, available-for-sale	$12,028	$10,555	$23,646	$24,796
Trading account assets	165	181	330	420
Commercial mortgage and other loans	1,542	1,659	3,608	4,621
Policy loans	2,647	2,598	5,224	5,174
Short-term investments and cash equivalents	145	259	257	383
Other long-term investments	1,039	409	1,939	(161)
Gross investment income	17,566	15,661	35,004	35,233
Less: investment expenses	(924)	(911)	(1,890)	(1,871)
Net investment income	$16,642	$14,750	$33,114	$33,362

Realized Investment Gains (Losses), Net

The following table sets forth "Realized investment gains (losses), net," by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Fixed maturities	$0	$(768)	$(544)	$440
Equity securities	0	(954)	0	(954)
Commercial mortgage and other loans	(26)	73	(18)	246
Joint ventures and limited partnerships	2	79	1	95
Derivatives(1)	(2,846)	130,222	(5,875)	97,426
Short term investments and cash equivalents	(1)	0	(7)	3
Realized investment gains (losses), net	$(2,871)	$128,652	$(6,443)	$97,256

(1)	Includes the hedged items offset in qualifying fair value hedge accounting relationships.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	June 30, 2017	December 31, 2016
	(in thousands)
Fixed maturity securities, available-for-sale — with OTTI	$174	$147
Fixed maturity securities, available-for-sale — all other	39,603	13,183
Equity securities, available-for-sale	181	21
Derivatives designated as cash flow hedges(1)	2,002	4,973
Affiliated notes	788	846
Other investments	(304)	(357)
Net unrealized gains (losses) on investments	$42,444	$18,813

(1)	See Note 5 for more information on cash flow hedges.

Securities Lending and Repurchase Agreements

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of "Cash collateral for loaned securities," which represents the securities loaned to external parties recorded at the value of the cash collateral received, as of the dates indicated:

	June 30, 2017			December 31, 2016
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,330	$0	$1,330	$0	$0	$0
Foreign government bonds	3,239	0	3,239	1,596	0	1,596
U.S. public corporate securities	1,056	0	1,056	13,458	0	13,458
Foreign public corporate securities	947	0	947	0	0	0
Total cash collateral for loaned securities(1)	$6,572	$0	$6,572	$15,054	$0	$15,054

(1)	The Company did not have agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

As of June 30, 2017 and December 31, 2016, the Company had no "Securities sold under agreements to repurchase."

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

For a discussion of the Company's valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 9 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	As of June 30, 2017
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$19,882	$0	$0	$19,882
Obligations of U.S. states and their political subdivisions	0	116,810	0	0	116,810
Foreign government bonds	0	28,195	0	0	28,195
U.S. corporate public securities	0	485,544	0	0	485,544
U.S. corporate private securities	0	204,033	13,977	0	218,010
Foreign corporate public securities	0	37,557	0	0	37,557
Foreign corporate private securities	0	115,059	726	0	115,785
Asset-backed securities (4)	0	21,837	8,506	0	30,343
Commercial mortgage-backed securities	0	114,800	0	0	114,800
Residential mortgage-backed securities	0	11,057	0	0	11,057
Subtotal	0	1,154,774	23,209	0	1,177,983
Trading account assets:
Corporate securities	0	6,493	0	0	6,493
Equity securities	0	0	7,264	0	7,264
Subtotal	0	6,493	7,264	0	13,757
Equity securities, available-for-sale	0	3,325	0	0	3,325
Short-term investments	5,000	2,002	0	0	7,002
Cash equivalents	3,731	998	0	0	4,729
Other long-term investments	0	14,774	0	(2,758)	12,016
Reinsurance recoverables	0	0	562,818	0	562,818
Receivables from parent and affiliates	0	9,749	0	0	9,749
Subtotal excluding separate account assets	8,731	1,192,115	593,291	(2,758)	1,791,379
Separate account assets(2)	0	13,579,491	0	0	13,579,491
Total assets	$8,731	$14,771,606	$593,291	$(2,758)	$15,370,870
Future policy benefits(3)	$0	$0	$562,818	$0	$562,818
Policyholders' account balances	0	0	3,556	0	3,556
Payables to parent and affiliates	0	2,636	0	(2,636)	0
Total liabilities	$0	$2,636	$566,374	$(2,636)	$566,374

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$20,173	$0	$0	$20,173
Obligations of U.S. states and their political subdivisions	0	96,714	0	0	96,714
Foreign government bonds	0	27,369	0	0	27,369
U.S. corporate public securities	0	437,609	0	0	437,609
U.S. corporate private securities	0	205,178	12,967	0	218,145
Foreign corporate public securities	0	41,117	0	0	41,117
Foreign corporate private securities	0	122,678	2,522	0	125,200
Asset-backed securities(4)	0	34,988	2,328	0	37,316
Commercial mortgage-backed securities	0	129,544	0	0	129,544
Residential mortgage-backed securities	0	12,298	0	0	12,298
Subtotal	0	1,127,668	17,817	0	1,145,485
Trading account assets:
Corporate securities	0	6,072	0	0	6,072
Equity securities	0	0	6,721	0	6,721
Subtotal	0	6,072	6,721	0	12,793
Equity securities, available-for-sale	0	1,171	0	0	1,171
Short-term investments	11,007	0	0	0	11,007
Cash equivalents	1,531	1,999	0	0	3,530
Other long-term investments	0	16,610	0	(1,580)	15,030
Reinsurance recoverables	0	0	434,713	0	434,713
Receivables from parent and affiliates	0	3,873	5,993	0	9,866
Subtotal excluding separate account assets	12,538	1,157,393	465,244	(1,580)	1,633,595
Separate account assets(2)(5)	0	12,740,323	0	0	12,740,323
Total assets	$12,538	$13,897,716	$465,244	$(1,580)	$14,373,918
Future policy benefits(3)	$0	$0	$434,713	$0	$434,713
Policyholders' account balances	0	0	2,298	0	2,298
Payables to parent and affiliates	0	1,416	0	(1,416)	0
Total liabilities	$0	$1,416	$437,011	$(1,416)	$437,011

(1)
“Netting” amounts represent cash collateral of $0.1 million and $0.2 million as of June 30, 2017 and December 31, 2016, respectively. The impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

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

(3)
As of June 30, 2017, the net embedded derivative liability position of $563 million includes $42 million of embedded derivatives in an asset position and $605 million of embedded derivatives in a liability position. As of December 31, 2016, the net embedded derivative liability position of $435 million includes $138 million of embedded derivatives in an asset position and $573 million of embedded derivatives in a liability position.

(4)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(5)
Separate account assets included in the fair value hierarchy excludes investments in entities that calculate net asset value per share ("NAV") (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, for which fair value is measured at net asset value per share (or its equivalent). At both June 30, 2017 and December 31, 2016, the fair value of such investments was $7 million.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Transfers between Levels 1 and 2 – Transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. During both the three and six months ended June 30, 2017 and 2016, there were no transfers between Level 1 and Level 2.

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of June 30, 2017
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(8)	$14,717	Discounted cash flow	Discount rate	5.00%	7.08%	5.32%	Decrease
Reinsurance recoverables	$562,818	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits(2)	$562,818	Discounted cash flow	Lapse rate (3)	1%	12%		Decrease
			NPR spread (4)	0.11%	0.99%		Decrease
			Utilization rate (5)	52%	97%		Increase
			Withdrawal rate (6)			See table footnote (6) below
			Mortality rate (7)	0%	14%		Decrease
			Equity volatility curve	14%	24%		Increase

	As of December 31, 2016
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(8)	$15,489	Discounted cash flow	Discount rate	4.54%	6.62%	5.25%	Decrease
Reinsurance recoverables	$434,713	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits(2)	$434,713	Discounted cash flow	Lapse rate (3)	0%	13%		Decrease
			NPR spread (4)	0.25%	3.08%		Decrease
			Utilization rate (5)	52%	96%		Increase
			Withdrawal rate	See table footnote (6) below.
			Mortality rate (7)	0%	14%		Decrease
			Equity volatility curve	16%	25%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.

(2)
Future policy benefits primarily represent general account liabilities for the living benefit guarantees of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.

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

(6)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions may vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of June 30, 2017 and December 31, 2016, the minimum withdrawal assumption rate is 78% and the maximum withdrawal assumption rate may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

Interrelationships Between Unobservable Inputs – In addition to the sensitivities of fair value measurements to changes in each unobservable input in isolation, as reflected in the table above, interrelationships between these inputs may also exist, such that a change in one unobservable input may give rise to a change in another, or multiple, inputs. For discussion of the relationships between unobservable inputs as well as market factors that may affect the range of inputs used in the valuation of Level 3 assets and liabilities, see Note 9 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in Level 3 Assets and Liabilities – The following tables provide summaries of the changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods. When a determination is made to classify assets and liabilities within Level 3, the determination is based on the significance of the unobservable inputs in the overall fair value measurement. Transfers into Level 3 are generally the result of unobservable inputs utilized within the valuation methodologies and the use of indicative broker quotes for assets that were previously valued using observable inputs. Transfers out of Level 3 are generally due to the use of observable inputs in valuation methodologies as well as the availability of pricing service information for certain assets that the Company can validate. For further information on valuation processes, see Note 9 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

	Three Months Ended June 30, 2017
	Fixed Maturities Available-for-Sale
	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities(4)	Trading Account Assets - Equity Securities
	(in thousands)
Fair value, beginning of period	$14,212	$2,513	$14,725	$7,373
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	12	0
Asset management fees and other income	0	0	0	(109)
Included in other comprehensive income (loss)	(9)	3	(36)	0
Net investment income	59	0	3	0
Purchases	504	0	0	0
Sales	(767)	0	0	0
Issuances	0	0	0	0
Settlements	(22)	0	(5,951)	0
Transfers into Level 3(1)	0	0	1,251	0
Transfers out of Level 3(1)	0	(1,790)	(1,498)	0
Other	0	0	0	0
Fair value, end of period	$13,977	$726	$8,506	$7,264
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$(109)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2017
	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits	Policyholders' Account Balances
	(in thousands)
Fair value, beginning of period	$398,688	$0	$(398,688)	$(2,906)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(5)	143,738	0	(143,738)	(591)
Asset management fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	0	0	0
Net investment income	0	0	0	0
Purchases	20,392	0	0	0
Sales	0	0	0	0
Issuances	0	0	(20,392)	0
Settlements	0	0	0	(59)
Transfers into Level 3(1)	0	0	0	0
Transfers out of Level 3(1)	0	0	0	0
Other	0	0	0	0
Fair value, end of period	$562,818	$0	$(562,818)	$(3,556)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$147,713	$0	$(147,713)	$(591)
Asset management fees and other income	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2017
	Fixed Maturities Available-for-Sale
	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities(4)	Trading Account Assets - Equity Securities
	(in thousands)
Fair value, beginning of period	$12,967	$2,522	$2,328	$6,721
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(62)	12	0
Asset management fees and other income	0	0	0	543
Included in other comprehensive income (loss)	340	56	(37)	0
Net investment income	65	0	6	0
Purchases	1,415	0	0	0
Sales	(767)	0	0	0
Issuances	0	0	0	0
Settlements	(43)	0	(5,951)	0
Transfers into Level 3(1)	0	0	13,646	0
Transfers out of Level 3(1)	0	(1,790)	(1,498)	0
Other	0	0	0	0
Fair value, end of period	$13,977	$726	$8,506	$7,264
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$(62)	$0	$0
Asset management fees and other income	$0	$0	$0	$543

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2017
	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits	Policyholders' Account Balances
	(in thousands)
Fair value, beginning of period	$434,713	$5,993	$(434,713)	$(2,298)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(5)	87,669	0	(87,669)	(1,295)
Asset management fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	0	0	0
Net investment income	0	0	0	0
Purchases	40,436	0	0	0
Sales	0	0	0	0
Issuances	0	0	(40,436)	0
Settlements	0	0	0	37
Transfers into Level 3(1)	0	0	0	0
Transfers out of Level 3(1)	0	(5,993)	0	0
Other	0	0	0	0
Fair value, end of period	$562,818	$0	$(562,818)	$(3,556)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$94,096	$0	$(94,096)	$(1,295)
Asset management fees and other income	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2016
	Fixed Maturities Available-For-Sale
	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities(4)	Trading Account Assets - Equity Securities
	(in thousands)
Fair value, beginning of period	$9,718	$5,485	$16,688	$8,961
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0
Asset management fees and other income	0	0	0	(624)
Included in other comprehensive income (loss)	76	169	64	0
Net investment income	6	0	2	0
Purchases	64	0	499	0
Sales	(86)	(1,471)	(2,693)	(1,440)
Issuances	0	0	0	0
Settlements	(22)	(1,722)	(20)	0
Transfers into Level 3(1)	0	0	0	0
Transfers out of Level 3(1)	0	0	(4,131)	0
Other	0	0	0	0
Fair value, end of period	$9,756	$2,461	$10,409	$6,897
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$(624)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2016
	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits	Policyholders' Account Balances
	(in thousands)
Fair value, beginning of period	$488,025	$569	$(617,153)	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(5)	251,672	0	(122,543)	0
Asset management fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	(14)	0	0
Net investment income	0	0	0	0
Purchases	18,200	0	0	0
Sales	0	0	0	0
Issuances	0	0	(18,201)	0
Settlements	0	0	0	0
Transfers into Level 3(1)	0	0	0	0
Transfers out of Level 3(1)	0	0	0	0
Other	0	0	0	0
Fair value, end of period	$757,897	$555	$(757,897)	$0
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$710,751	$0	$(125,929)	$0
Asset management fees and other income	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2016
	Fixed Maturities Available-For-Sale
	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities(4)	Trading Account Assets - Equity Securities
	(in thousands)
Fair value, beginning of period	$9,781	$8,028	$25,146	$7,050
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0	0
Asset management fees and other income	0	0	0	(327)
Included in other comprehensive income (loss)	140	(9)	(6)	0
Net investment income	5	0	9	0
Purchases	129	0	499	0
Sales	(86)	(1,471)	(2,693)	(1,440)
Issuances	0	0	0	0
Settlements	(213)	(5,129)	(28)	0
Transfers into Level 3(1)	0	1,042	1,941	0
Transfers out of Level 3(1)	0	0	(14,459)	0
Other(3)	0	0	0	1,614
Fair value, end of period	$9,756	$2,461	$10,409	$6,897
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$(327)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2016
	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits	Policyholders' Account Balances
	(in thousands)
Fair value, beginning of period	$356,337	$3,511	$(449,073)	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(5)	369,760	(6)	(273,272)	0
Asset management fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	16	0	0
Net investment income	0	0	0	0
Purchases	31,800	0	0	0
Sales	0	(994)	0	0
Issuances	0	0	(35,552)	0
Settlements	0	0	0	0
Transfers into Level 3(1)	0	0	0	0
Transfers out of Level 3(1)	0	0	0	0
Other	0	(1,972)	0	0
Fair value, end of period	$757,897	$555	$(757,897)	$0
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$698,163	$0	$(277,247)	$0
Asset management fees and other income	$0	$0	$0	$0

(1)	Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfer occurs for any such assets still held at the end of the quarter.

(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(3)	Other primarily represents reclassifications of certain assets and liabilities between reporting categories.

(4)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(5)
Realized investment gains (losses) on Future Policy Benefits and Reinsurance Recoverables primarily represents the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts. Refer to Note 1 for impacts to Realized investment gains (losses) related to the Variable Annuities Recapture for the three and six months ended June 30, 2016.

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. The financial instruments presented below are reported at carrying value on the Company’s Unaudited Interim Consolidated Statements of Financial Position; however, in some cases, as described below, the carrying amount equals or approximates fair value. For additional information regarding the methods and significant assumptions used to estimate their fair value, see Note 9 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2017(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$130,269	$130,269	$125,408
Policy loans	0	0	189,191	189,191	189,191
Cash and cash equivalents	4,628	0	50,000	54,628	54,628
Accrued investment income	0	15,541	0	15,541	15,541
Receivables from parent and affiliates	0	32,962	0	32,962	32,962
Other assets	0	3,871	0	3,871	3,871
Total assets	$4,628	$52,374	$369,460	$426,462	$421,601
Liabilities:
Policyholders’ account balances - investment contracts	$0	$176,436	$42,669	$219,105	$219,294
Securities sold under agreements to repurchase	0	0	0	0	0
Cash collateral for loaned securities	0	6,572	0	6,572	6,572
Short-term debt to affiliates	0	0	0	0	0
Payables to parent and affiliates	0	22,520	0	22,520	22,520
Other liabilities	0	24,633	0	24,633	24,633
Total liabilities	$0	$230,161	$42,669	$272,830	$273,019

	December 31, 2016(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$165,175	$165,175	$160,939
Policy loans	0	0	187,242	187,242	187,242
Cash and cash equivalents	4,340	49,114	0	53,454	53,454
Accrued investment income	0	15,829	0	15,829	15,829
Receivables from parent and affiliates	0	23,591	0	23,591	23,591
Other assets	0	4,255	0	4,255	4,255
Total assets	$4,340	$92,789	$352,417	$449,546	$445,310
Liabilities:
Policyholders’ account balances - investment contracts	$0	$164,174	$42,762	$206,936	$207,331
Securities sold under agreements to repurchase	0	0	0	0	0
Cash collateral for loaned securities	0	15,054	0	15,054	15,054
Short-term debt to affiliates	0	0	0	0	0
Payables to parent and affiliates	0	8,603	0	8,603	8,603
Other liabilities	0	31,079	0	31,079	31,079
Total liabilities	$0	$218,910	$42,762	$261,672	$262,067

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)
Other long-term investments excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value per share (or its equivalent). At June 30, 2017 and December 31, 2016, the fair values of these cost method investments were $2.2 million and $1.8 million, respectively. The carrying value of these investments were $2.0 million and $1.7 million as of June 30, 2017 and December 31, 2016, respectively.

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

5.    DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies

The Company utilizes various derivative instruments and strategies to manage its risk. Commonly used derivative instruments include, but are not necessarily limited to:
•Interest rate contracts: swaps, options, swaptions, caps and floors
•Equity contracts: options and total return swaps
•Foreign exchange contracts: futures, options, forwards and swaps
•Credit contracts: single and index reference credit default swaps
•Other contracts: embedded derivatives

For detailed information on these contracts and the related strategies, see Note 10 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

	June 30, 2017			December 31, 2016
	Notional	Gross Fair Value		Notional	Gross Fair Value
Primary Underlying		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$79,524	$3,043	$(1,157)	$59,397	$5,342	$0
Total Qualifying Hedges	$79,524	$3,043	$(1,157)	$59,397	$5,342	$0
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$59,075	$4,709	$0	$59,075	$4,983	$0
Credit
Credit Default Swaps	1,594	0	(128)	3,000	0	(281)
Currency/Interest Rate
Foreign Currency Swaps	43,513	2,451	(104)	13,403	2,885	0
Equity
Equity Options	104,900	4,571	(1,247)	75,751	3,400	(1,135)
Total Non-Qualifying Hedges	$209,082	$11,731	$(1,479)	$151,229	$11,268	$(1,416)
Total Derivatives(1)	$288,606	$14,774	$(2,636)	$210,626	$16,610	$(1,416)

(1)	Excludes embedded derivatives and the related reinsurance recoverables which contain multiple underlyings.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The fair value of the embedded derivatives, included in "Future policy benefits," was a net liability of $563 million and $435 million as of June 30, 2017 and December 31, 2016, respectively. The fair value of the related reinsurance recoverables, included in "Reinsurance recoverables," was an asset of $563 million and $435 million as of June 30, 2017 and December 31, 2016, respectively. See Note 7 for additional information on these reinsurance agreements.

The fair value of the embedded derivatives, included in "Policyholders' account balances," was a net liability of $4 million and $2 million as of June 30, 2017 and December 31, 2016, respectively. There was no related reinsurance recoverable.

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

	June 30, 2017
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statement of Financial Position	Net Amounts Presented in the Consolidated Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives (1)	$14,774	$(2,758)	$12,016	$(11,886)	$130
Securities purchased under agreements to resell	50,000	0	50,000	(50,000)	0
Total Assets	$64,774	$(2,758)	$62,016	$(61,886)	$130
Offsetting of Financial Liabilities:
Derivatives (1)	$2,636	$(2,636)	$0	$0	$0

	December 31, 2016
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statement of Financial Position	Net Amounts Presented in the Consolidated Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives (1)	$16,610	$(1,580)	$15,030	$(15,030)	$0
Securities purchased under agreements to resell	49,114	0	49,114	(49,114)	0
Total Assets	$65,724	$(1,580)	$64,144	$(64,144)	$0
Offsetting of Financial Liabilities:
Derivatives (1)	$1,416	$(1,416)	$0	$0	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

	Three Months Ended June 30, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$148	$(326)	$(1,717)
Total cash flow hedges	0	148	(326)	(1,717)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	445	0	0	0
Currency	(7)	0	0	0
Currency/Interest Rate	(277)	0	(10)	0
Credit	0	0	0	0
Equity	561	0	0	0
Embedded Derivatives	(3,568)	0	0	0
Total non-qualifying hedges	(2,846)	0	(10)	0
Total	$(2,846)	$148	$(336)	$(1,717)

	Six Months Ended June 30, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$256	$(421)	$(2,971)
Total cash flow hedges	0	256	(421)	(2,971)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	431	0	0	0
Currency	(43)	0	0	0
Currency/Interest Rate	(496)	0	(9)	0
Credit	(38)	0	0	0
Equity	1,246	0	0	0
Embedded Derivatives	(6,975)	0	0	0
Total non-qualifying hedges	(5,875)	0	(9)	0
Total	$(5,875)	$256	$(430)	$(2,971)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$61	$215	$625
Total cash flow hedges	0	61	215	625
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	980	0	0	0
Currency	183	0	0	0
Currency/Interest Rate	633	0	2	0
Credit	(126)	0	0	0
Equity	77	0	0	0
Embedded Derivatives	128,475	0	0	0
Total non-qualifying hedges	130,222	0	2	0
Total	$130,222	$61	$217	$625

	Six Months Ended June 30, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$151	$291	$(1,300)
Total cash flow hedges	0	151	291	(1,300)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	3,232	0	0	0
Currency	158	0	0	0
Currency/Interest Rate	1,000	0	0	0
Credit	(367)	0	0	0
Equity	52	0	0	0
Embedded Derivatives	93,351	0	0	0
Total non-qualifying hedges	97,426	0	0	0
Total	$97,426	$151	$291	$(1,300)

(1)	Amounts deferred in AOCI.

For both the three and six months ended June 30, 2017 and 2016, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2016	$4,973
Net deferred gains (losses) on cash flow hedges from January 1 to June 30, 2017	(3,264)
Amounts reclassified into current period earnings	293
Balance, June 30, 2017	$2,002

Using June 30, 2017 values, it is estimated that a pre-tax loss of $0.5 million will be reclassified from AOCI to earnings during the subsequent twelve months ending June 30, 2018, offset by amounts pertaining to the hedged items. As of June 30, 2017, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 15 years. Income amounts deferred in AOCI as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” within OCI in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Credit Derivatives

As of June 30, 2017 and December 31, 2016, the Company has not written credit protection.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. The Company has outstanding notional amounts of $2 million and $3 million reported at fair value as a liability of $0.1 million and $0.3 million as of June 30, 2017 and December 31, 2016, respectively.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparty to financial derivative transactions. The Company has credit risk exposure to an affiliate, Prudential Global Funding, LLC (“PGF”), related to its OTC derivative transactions. PGF manages credit risk with external counterparties by entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties, and by obtaining collateral, such as cash and securities, when appropriate. Additionally, limits are set on single party credit exposures which are subject to periodic management review.

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

6.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund commercial loans. As of June 30, 2017, there were $7 million outstanding commitments to fund commercial loans, and none as of December 31, 2016. The Company has made commitments to purchase or fund investments, mostly private fixed maturities. As of June 30, 2017 and December 31, 2016, $79 million and $14 million, respectively, of these commitments were outstanding.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of June 30, 2017, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $10 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

7.    REINSURANCE

The Company participates in reinsurance with its affiliates Prudential Arizona Reinsurance Captive Company (“PARCC”), Prudential Arizona Reinsurance Term Company (“PAR Term”), Prudential Arizona Reinsurance Universal Company (“PAR U”), and Prudential Term Reinsurance Company (“Term Re”), its parent companies, Pruco Life and Prudential Insurance, as well as third parties, and participated in reinsurance with its affiliate Pruco Re through March 31, 2016. The reinsurance agreements provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage statutory capital, facilitate its capital market hedging program, and align accounting methodology for the assets and liabilities of living benefit guarantees contained in annuities contracts. See Note 1 for additional information on the change effective April 1, 2016 related to the Variable Annuities Recapture. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

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

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Reinsurance recoverables	$2,450,885	$2,252,049
Policy loans	(15,686)	(15,118)
Deferred policy acquisition costs	(706,836)	(687,042)
Deferred sales inducements	(62,291)	(58,062)
Other assets	22,211	20,880
Other liabilities	27,228	39,231

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The reinsurance recoverables by counterparty are broken out below:

	June 30, 2017	December 31, 2016
	(in thousands)
Prudential Insurance	$923,949	$778,958
PAR U	760,573	725,572
PARCC	488,946	497,638
PAR Term	173,562	163,330
Term Re	96,508	73,895
Pruco Life	6,913	10,142
Unaffiliated	434	2,514
Total reinsurance recoverables	$2,450,885	$2,252,049

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Premiums:
Direct	$58,146	$54,702	$115,386	$108,043
Ceded	(54,129)	(97,606)	(109,186)	(147,282)
Net premiums	4,017	(42,904)	6,200	(39,239)
Policy charges and fee income:
Direct	119,872	34,374	202,639	113,078
Ceded	(114,343)	(32,984)	(178,734)	(60,724)
Net policy charges and fee income	5,529	1,390	23,905	52,354
Net investment income:
Direct	16,794	14,867	33,410	33,617
Ceded	(152)	(117)	(296)	(255)
Net investment income	16,642	14,750	33,114	33,362
Asset administration fees:
Direct	9,607	8,596	18,821	16,693
Ceded	(7,305)	(6,592)	(14,327)	(6,592)
Net asset administration fees	2,302	2,004	4,494	10,101
Realized investment gains (losses), net:
Direct	(143,711)	(122,487)	(88,432)	(269,546)
Ceded	140,840	251,139	81,989	366,802
Realized investment gains (losses), net	(2,871)	128,652	(6,443)	97,256
Policyholders’ benefits (including change in reserves):
Direct	71,407	57,907	150,869	116,644
Ceded(1)	(72,724)	(71,838)	(139,807)	(119,322)
Net policyholders’ benefits (including change in reserves)	(1,317)	(13,931)	11,062	(2,678)
Interest credited to policyholders’ account balances:
Direct	7,942	14,137	22,158	38,311
Ceded	204	(6,624)	(6,191)	(9,704)
Net interest credited to policyholders’ account balances	8,146	7,513	15,967	28,607
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(41,085)	(31,982)	(78,975)	(45,335)

(1)
"Policyholders’ benefits (including change in reserves) ceded" includes $0.7 million of unaffiliated activity for both the three months ended June 30, 2017 and 2016, and $2 million and $1 million for the six months ended June 30, 2017 and 2016, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The gross and net amounts of life insurance face amount in force as of June 30, 2017 and 2016 were as follows:

	2017	2016
	(in thousands)
Gross life insurance face amount in force	$133,137,378	$125,911,348
Reinsurance ceded	(121,229,740)	(114,849,185)
Net life insurance face amount in force	$11,907,638	$11,062,163

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

Pruco Re

Through March 31, 2016, the Company entered into various automatic coinsurance agreements with Pruco Re to reinsure its living benefit guarantees sold on certain of its annuities. See Note 1 for additional information on the change effective April 1, 2016 related to the Variable Annuities Recapture.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

8. EQUITY

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the six months ended June 30, 2017 and 2016, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2016	$(70)	$12,231	$12,161
Change in OCI before reclassifications	25	22,596	22,621
Amounts reclassified from AOCI	0	544	544
Income tax benefit (expense)	(9)	(8,099)	(8,108)
Balance, June 30, 2017	$(54)	$27,272	$27,218

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2015	$(69)	$11,850	$11,781
Change in OCI before reclassifications	19	55,099	55,118
Amounts reclassified from AOCI	0	515	515
Income tax benefit (expense)	(7)	(19,464)	(19,471)
Balance, June 30, 2016	$(57)	$48,000	$47,943

(1)	Includes cash flow hedges of $2 million and $5 million as of June 30, 2017 and December 31, 2016, respectively, and $4 million and $6 million as of June 30, 2016 and December 31, 2015, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/ Interest rate (3)	$(233)	$432	$(293)	$1,139
Net unrealized investment gains (losses) on available-for-sale securities (4)	232	(2,155)	(251)	(1,654)
Total net unrealized investment gains (losses)	(1)	(1,723)	(544)	(515)
Total reclassifications for the period	$(1)	$(1,723)	$(544)	$(515)

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/ benefits reclassified out of AOCI. Negative amounts indicate losses/ costs reclassified out of AOCI.

(3)	See Note 5 for additional information on cash flow hedges.

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

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders' Account Balances(1)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2016	147	173	123	(155)	288
Net investment gains (losses) on investments arising during the period	25	0	0	(9)	16
Reclassification adjustment for (gains) losses included in net income	(2)	0	0	1	(1)
Reclassification adjustment for OTTI (gains) losses excluded from net income (1)	4	0	0	(1)	3
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(272)	0	95	(177)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders' account balances	0	0	(5)	2	(3)
Balance, June 30, 2017	$174	$(99)	$118	$(67)	$126

(1)	Balances are net of reinsurance.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders' Account Balances(2)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2016	18,666	$(948)	$655	$(6,430)	11,943
Net investment gains (losses) on investments arising during the period	24,150	0	0	(8,453)	15,697
Reclassification adjustment for (gains) losses included in net income	(542)	0	0	190	(352)
Reclassification adjustment for OTTI (gains) losses excluded from net income (1)	(4)	0	0	1	(3)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(2,777)	0	972	(1,805)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders' account balances	0	0	2,563	(897)	1,666
Balance, June 30, 2017	$42,270	$(3,725)	$3,218	$(14,617)	$27,146

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.

(2)	Balances are net of reinsurance.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was $0.1 million and $0.0 million for the three months ended June 30, 2017 and 2016, respectively, and $0.1 million for both the six months ended June 30, 2017 and 2016. The expense charged to the Company for the deferred compensation program was $0.2 million for both the three months ended June 30, 2017 and 2016, and $0.6 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $0.8 million and $0.7 million for the three months ended June 30, 2017 and 2016, respectively, and $2 million and $1 million for the six months ended June 30, 2017 and 2016, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.9 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively, and $2 million for both the six months ended June 30, 2017 and 2016.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $0.3 million for both the three months ended June 30, 2017 and 2016, and $0.6 million for both the six months ended June 30, 2017 and 2016.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Incorporated (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $16 million and $20 million for the three months ended June 30, 2017 and 2016, respectively, and $31 million and $37 million for the six months ended June 30, 2017 and 2016, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity.  The Company’s share of corporate expenses was $2 million and $1 million for the three months ended June 30, 2017 and 2016, respectively, and $4 million and $3 million for the six months ended June 30, 2017 and 2016, respectively.

Corporate Owned Life Insurance

The Company has sold three Corporate Owned Life Insurance ("COLI") policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $2,176 million at June 30, 2017 and $1,992 million at December 31, 2016. Fees related to these COLI policies were $6 million and $5 million for the three months ended June 30, 2017 and 2016, respectively, and $13 million and $12 million for the six months ended June 30, 2017 and 2016, respectively. The Company retains 10% of the mortality risk associated with these COLI policies up to $0.1 million per policy.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $0.7 million and $0.6 million for the three months ended June 30, 2017 and 2016, respectively, and $1 million for both the six months ended June 30, 2017 and 2016. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 5 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other long-term investments" includes $27 million and $26 million as of June 30, 2017 and December 31, 2016, respectively. "Net investment income" related to these ventures includes a gain of $0.3 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively, and a gain of $1 million and a loss of $0.2 million for the six months ended June 30, 2017 and 2016, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust "AST". Income received from ASTISI and PGIM Investments related to this agreement was $7 million for both the three months ended June 30, 2017 and 2016, and $14 million and $13 million for the six months ended June 30, 2017 and 2016, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $2 million for both the three months ended June 30, 2017 and 2016, and $5 million and $4 million for the six months ended June 30, 2017 and 2016, respectively. These revenues are recorded as “Asset administration fees” in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in “Other assets” at June 30, 2017 and December 31, 2016 were as follows:

	Maturity Dates			Interest Rates			June 30, 2017	December 31, 2016
							(in thousands)
U.S. Dollar floating rate notes			2028	2.45%	-	2.59%	$6,032	$0
U.S. Dollar fixed rate notes	2026	-	2028	0.00%	-	14.85%	3,717	9,866
Total long-term notes receivable - affiliated(1)							$9,749	$9,866

(1)	All long-term notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

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

Accrued interest receivable related to these loans was $0.1 million and $0.0 million at June 30, 2017 and December 31, 2016, respectively and is included in “Other assets”. Revenues related to these loans were $0.1 million for both the three months ended June 30, 2017 and 2016, and $0.2 million for both the six months ended June 30, 2017 and 2016, and are included in “Other income”.

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

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)
				(in thousands)
Prudential Insurance	June 2017	Sale	Fixed Maturities & Short-Term Investments	$16,965	$16,515	$293
Prudential Insurance	June 2017	Sale	Commercial Mortgages	$43,198	$42,301	$584

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Debt Agreements

The Company is authorized to borrow funds up to $200 million from affiliates to meet its capital and other funding needs. During the second quarter of 2016, the Company reassigned all the remaining debt to Prudential Insurance as part of the Variable Annuities Recapture. See Note 1 for additional information on the reassignment effective April 1, 2016. As of June 30, 2017, there was no debt outstanding.

The total interest expense to the Company related to loans payable to affiliates was $0.0 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively, and $0.0 million and $1 million for the six months ended June 30, 2017 and 2016, respectively.

Contributed Capital and Dividends

In both March 2017 and 2016, the Company received a capital contribution in the amount of $1 million from Pruco Life.

In June 2017, the Company paid a dividend in the amount of $100 million to Pruco Life. In April 2016, the Company paid a dividend in the amount of $241 million to Pruco Life.

Reinsurance with affiliates

As discussed in Note 7, the Company participates in reinsurance transactions with certain affiliates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of June 30, 2017, compared with December 31, 2016, and its consolidated results of operations for the three and six months ended June 30, 2017 and 2016. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Regulatory Developments

Fiduciary Rules

The U.S. Department of Labor’s (“DOL”) new fiduciary rules became applicable, in part, on June 9, 2017, with certain additional provisions scheduled to become applicable on January 1, 2018.   In connection with the ongoing examination of the rules as directed by President Trump in February 2017, the DOL has issued a request for information seeking public comment on the rules and a possible delay of the January 1, 2018 applicability date.  The Secretary of Labor has also stated that he will seek to engage with the U.S. Securities and Exchange Commission (the “SEC”) on the rules, and in June 2017, the Chairman of the SEC issued a public statement soliciting comments on the standard of conduct for investment advisers and broker-dealers when they provide advice to retail investors. In addition, the National Association of Insurance Commissioners ("NAIC") has formed an Annuity Suitability Working Group which is considering the development of enhanced standards for the sale of annuities.  We cannot predict what impact these developments will have on the rules or the standard of conduct applicable to some of our business.

Regulation as a Designated Financial Company

Presidential Memorandum Regarding the Financial Stability Oversight Council - In April 2017, President Trump issued a memorandum directing the Secretary of the Treasury, among other things, to conduct a review of the Financial Stability Oversight Council's (the "Council") process for designating non-bank financial companies (“Designated Financial Companies”) for supervision by the Board of Governors of the Federal Reserve System (the "FRB") and to report conclusions to the President within 180 days regarding issues raised in the memorandum, and recommendations for process improvements, including necessary legislative changes. We cannot predict what impact the review will ultimately have on the designation process or the Company.

The Financial CHOICE Act - In June 2017, the U.S. House of Representatives passed the Financial CHOICE Act, which would amend certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), including the authority of the Council to designate non-bank financial companies for FRB supervision. We cannot predict whether this or other legislation impacting Dodd-Frank will ultimately be passed into law, or how such legislation will impact the Company.

Resolution Planning - In July 2017, the FRB and the Federal Deposit Insurance Corporation announced that for Designated Financial Companies the next resolution plan filing deadline will be delayed from December 31, 2017 to December 31, 2018.

For additional information on the potential impacts of regulation on the Company see “Business-Regulation” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Impact of a Low Interest Rate Environment

As a financial services company, market interest rates are a key driver of our results of operations and financial condition. Changes in interest rates can affect our results of operations and/or our financial condition in several ways, including favorable or adverse impacts to:
• investment-related activity, including: investment income returns, net interest margins, net investment spread results, new money rates, mortgage loan prepayments and bond redemptions;
• insurance reserve levels, amortization of deferred policy acquisition costs (“DAC”) and market experience true-ups;
• customer account values, including their impact on fee income;
• product offerings, design features, crediting rates and sales mix; and
• policyholder behavior, including surrender or withdrawal activity.

For more information on interest rate risks, see “Risk Factors—Risks Relating to Economic and Market Conditions” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Products

Individual Annuities

The Company offers a wide array of annuities, including variable annuities with (1) fixed interest rate allocation options, subject to a market value adjustment, that are registered with the SEC and (2) fixed-rate allocation options not subject to a market value adjustment and not registered with the SEC. The Company also offers fixed annuitization options during the payout phase of its variable annuities.

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

The Prudential Defined Income (“PDI”) Variable Annuity complements the variable annuity products we offer with the highest daily lifetime income benefit. PDI provides for guaranteed lifetime withdrawal payments, but restricts contractholder investment to a single bond fund sub-account within the separate account. PDI includes a living benefit guarantee which provides for a specified lifetime income withdrawal rate applied to the initial purchase payment paid, subject to annual roll-up increases until lifetime withdrawals commence, but does not have the highest daily feature.

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

Term Life Insurance

The Company offers a variety of term life insurance products, which represent 70% of our net individual life insurance in force at June 30, 2017, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

Variable Life Insurance

The Company offers a number of individual variable life insurance products, which represent 18% of our net individual life insurance in force at June 30, 2017, that give the policyholder the flexibility to change both the death benefit and premium payments, and provide the potential to earn returns linked to an underlying investment portfolio that the policyholder selects. The policyholder generally can make deposits for investments in a fixed-rate option which is part of our general account or in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed-rate option provide a guarantee of principal and are credited with interest at rates that we determine, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. The Company also offers a variable life product that has an optional flexible guarantee against lapse where policyholders can select the guarantee period. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance. A meaningful portion of the Company's individual life insurance profits, however, is associated with our large in force block of variable life insurance policies.

Universal Life Insurance

The Company offers universal life insurance products that feature flexible premiums and a crediting rate that we determine, subject to certain contractual minimums. Guaranteed universal life products, which represent 9% of our net individual life insurance in force at June 30, 2017, provide a guarantee of death benefits to remain in force when a policy would otherwise lapse due to insufficient cash value. The Company also offers other universal life insurance products which represent 3% of our net individual life insurance in force at June 30, 2017. These include products that allow the policyholders to allocate all or a portion of their account balance into an index account. The index account provides interest or an interest component linked to, but not an investment in, S&P 500 index performance over the following year, subject to certain participation rates and contractual minimums and maximums. Mortality and expense margins and net interest spread impact profits from universal life insurance.

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

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•	DAC and other costs, including deferred sales inducements (“DSI”);

•	Valuation of investments, including derivatives, and the recognition of other-than-temporary impairments ("OTTI");

•	Policyholder liabilities;

•	Reinsurance recoverables;

•	Taxes on income; and

•	Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

DAC and Other Costs

DAC and other costs associated with the variable and universal life policies and the variable and fixed annuity contracts are generally amortized over the expected life of these policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and the cost related to our guaranteed minimum death benefits ("GMDB") and guaranteed minimum income benefits ("GMIB"). For variable annuities, gross profits and amortization rates also include the impacts of the embedded derivatives associated with certain of the living benefit guarantees of our variable annuity contracts and related hedging activities. In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results and utilize these estimates to calculate amortization rates and expense amounts. In addition, in calculating gross profits, we include the profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 9 to the Unaudited Interim Consolidated Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. For a further discussion of the amortization of DAC and other costs, see “Results of Operations”.

The near-term future equity rate of return assumptions used in evaluating DAC and other costs for our domestic variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of June 30, 2017, our variable annuities and variable life insurance businesses assume an 8% long-term equity expected rate of return and a 4.6% near-term mean reversion equity rate of return.

The weighted average rate of return assumptions consider many factors specific to each business, including asset durations, asset allocations and other factors. We generally update the near-term equity rates of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach. We generally update the future interest rates used to project fixed income returns annually and in any quarter when interest rates vary significantly from these assumptions. As a result of our 2017 annual reviews and update of assumptions and other refinements, we reduced our long-term expectation of the 10-year U.S. Treasury rate by 25 basis points and now grade to 3.75% over ten years. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits.

Accounting for Certain Reinsurance Contracts in our Individual Life business

During the second quarter of 2017, we recognized a pre-tax charge of $2 million, reflecting a change in our estimate of reinsurance cash flows associated with universal life products as well as a change in our method of reflecting these cash flows in the financial statements. Under our previous method of accounting, with the exception of recoveries pertaining to no lapse guarantees, we generally recognized reinsurance cash flows (e.g., premiums and recoveries) as they occurred. Under our new method, the expected reinsurance cash flows are recognized more ratably over the life of the underlying reinsured policies. In conjunction with this change, we revised how reinsurance is reflected in estimated gross profits used for the amortization of unearned revenue reserves and DAC. The change represents a change in accounting estimate effected by a change in accounting principle and is included within our annual reviews and update of assumptions and other refinements. The change in accounting estimate reflected insights gained from revised cash flow modeling enabled by a systems conversion, which prompted the change to a preferable accounting method. We view this new methodology as preferable as we believe it better reflects the economics of our reinsurance transactions by aligning the results of our reinsurance activity more closely to the underlying direct insurance activity and by better reflecting the profit pattern of this business for purposes of the amortization of the balances noted above. See Note 2 to our Unaudited Interim Consolidated Financial Statements for more information.

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

Changes in Financial Position

June 30, 2017 versus December 31, 2016

Total assets increased $1,046 million, from $16,848 million at December 31, 2016 to $17,894 million at June 30, 2017. Significant components were:

•	Separate account assets increased $839 million primarily driven by market appreciation, partially offset by policy charges.

•
Reinsurance recoverables increased $199 million. The change was primarily driven by an increase related to the reinsured variable annuity living benefit liability, driven by changes in the non-performance risk ("NPR") adjustment as a result of tightening credit spreads, and universal and term life business growth.

Total liabilities increased $1,114 million, from $16,341 million at December 31, 2016 to $17,455 million at June 30, 2017. Significant components were:

•	Separate account liabilities increased $839 million, corresponding to the increase in separate account assets described above.

•	Future policy benefits increased $190 million primarily driven by an increase in variable annuity living benefit liabilities, term and universal life business growth as discussed above.

•	Policyholders’ account balances increased $71 million primarily driven by universal life business growth.

Total equity decreased $67 million from $507 million at December 31, 2016 to $439 million at June 30, 2017, primarily driven by a return of capital of $100 million, partially offset by after-tax income and unrealized investment gains, due to a decline in rates.

Results of Operations

Income (loss) from Operations before Income Taxes

2017 to 2016 Three Months Comparison.

Income from operations before income taxes decreased $129 million from $135 million in the second quarter of 2016 to $6 million in the second quarter of 2017. This was primarily driven by an unfavorable variance of $132 million from the recapture of the living benefit guarantees from Pruco Re, and subsequent ceding of the variable annuities business to Prudential Insurance, as part of the Variable Annuities Recapture in the second quarter of 2016.

2017 to 2016 Six Months Comparison.

Income from operations before income taxes decreased $64 million from $76 million in the first six months of 2016 to $12 million in the first six months of 2017. This was primarily driven by an unfavorable variance of $132 million from the recapture of the living benefit guarantee from Pruco Re, and subsequent ceding of the variable annuities business to Prudential Insurance in the second quarter of 2016 as described above. Net fee income decreased $35 million, driven by the Variable Annuities Recapture. This was partially offset by the amortization of DAC and other costs, which resulted in a favorable variance of $66 million, driven by higher amortization due to NPR gains in the first quarter of 2016 primarily due to declining rates, and a favorable variance of $38 million driven by the results of our non-reinsured living benefit guarantees.

Revenues, Benefits and Expenses

2017 to 2016 Three Months Comparison

Revenues decreased $78 million from $104 million in the second quarter of 2016 to $26 million in the second quarter of 2017, primarily driven by an unfavorable variance of $132 million from the recapture of the living benefit guarantee from Pruco Re, and subsequent ceding of the variable annuities business to Prudential Insurance as described above. This was partially offset by $47 million increase in premiums primarily driven by the Variable Annuities Recapture as discussed above.

Benefits and expenses increased $52 million from a benefit of $31 million in the second quarter of 2016 to an expense of $21 million in the second quarter of 2017, primarily driven by an unfavorable variance of $26 million in general, administrative and other expenses primarily driven by the commission and expense allowance as part of the Variable Annuities Recapture, $13 million increase in policyholders' benefits, primarily due to ceded GMDB and GMIB reserves as a result of the Variable Annuities Recapture and $13 million increase in amortization of deferred policy acquisition costs, primarily resulting from the Individual Life favorable assumption unlock in the second quarter of 2016 compared to an unfavorable assumption unlock in the second quarter of 2017.

2017 to 2016 Six Months Comparison.

Revenues decreased $91 million from $155 million in the first six months of 2016 to $64 million in the first six months of 2017, primarily driven by the unfavorable variance of $104 million in realized investments gains (losses) due to the Variable Annuities Recapture as discussed above. This was partially offset by $17 million increase in premiums due to consideration paid for the Variable Annuities Recapture, as discussed above.

Benefits and expenses decreased $29 million from $80 million in the first six months of 2016 to $51 million in the first six months of 2017, primarily driven by a $52 million decrease in amortization of deferred policy acquisition costs and interest credited to policyholders’ account balances primarily driven by higher amortization due to NPR gains in the first quarter of 2016 primarily due to declining rates. Partially offsetting the above, was an increase in policyholders' benefits of $13 million and an increase of $10 million in general, administrative and other expenses primarily driven by the Variable Annuities Recapture as described above.

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

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates, and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected earnings and profitability is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. We currently manage our exposure to certain risks driven by capital markets fluctuations primarily through a combination of Product Design Features and an Asset Liability Management ("ALM") Strategy.

Product Design Features

A portion of the variable annuity contracts that we offer include an asset transfer feature. This feature is implemented at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate account. The objective of the asset transfer feature is to reduce our exposure to equity market risk and market volatility. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder deposits, as well as a required minimum allocation to our general account for certain of our products. We have also introduced products that diversify our risk profile and have incorporated provisions in product design allowing frequent revisions of key pricing elements for certain of our products. In addition, there is diversity in our fee arrangements, as certain fees are primarily based on the benefit guarantee amount, the contractholder account value and/or premiums, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

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

The valuation of the economic liability that Prudential Insurance seeks to defray excludes certain items that are included within the U.S. GAAP liability, such as NPR (in order to maximize protection irrespective of the possibility of default), as well as risk margins (required by U.S. GAAP but different from our best estimate) and valuation methodology differences. Since the ALM strategy is conducted in Prudential Insurance, the results of the strategy do not directly impact the Company's results of operations or financial condition.

The change in hedge strategy, as described above in the Variable Annuities Recapture, had no impact on how we value or account for the living benefit guarantees under U.S. GAAP.

Income Taxes

The Company uses a full year projected effective tax rate approach to calculate year-to-date taxes. In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. The projected effective tax rate is the ratio of projected “Total income tax expense” divided by projected “Income from operations before income taxes.”

Our income tax provision amounted to an income tax benefit of $2.3 million, or (18.5)% of income from operations before income taxes in the first six months of 2017, compared to an income tax expense of $13 million, or 16.9% of income from operations before income taxes in the first six months of 2016. The Company’s current effective tax rate differed from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits, and domestic production activities deduction while its prior effective tax rate differed primarily due to non-taxable investment income and tax credits.

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

Prudential Financial is a Designated Financial Company under Dodd-Frank. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, resolution and recovery plans, credit exposure reporting, early remediation, management interlocks, and credit concentration. They may also include standards regarding enhanced public disclosure, short-term debt limits, and other related subjects. In addition, the Financial Stability Board has identified Prudential Financial as a global systemically important insurer (“G-SII”). For information on these regulatory initiatives and their potential impact on us, see “Regulatory Developments” above and “Business-Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Capital

Our capital management framework is primarily based on statutory RBC measures. The RBC ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the NAIC. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation; however, as of June 30, 2017 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

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

Capital Protection Framework

Prudential Financial and the Company employ a Capital Protection Framework (the "Framework”) to ensure that sufficient capital resources are available to maintain adequate capitalization and competitive RBC ratios and solvency margins under various stress scenarios. The Framework incorporates the potential impacts from market related stresses, including equity markets, real estate, interest rates, and credit losses.

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

Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to an affiliated company, Pruco Re, in order to facilitate the capital markets hedging program for these living benefit guarantees. Effective April 1, 2016, we recaptured the risks related to our variable annuity living benefit guarantees that were previously reinsured to Pruco Re and Pruco Life, as discussed above, in the Variable Annuities Recapture.

Liquidity

Our liquidity is managed to ensure stable, reliable and cost-effective sources of cash flows to meet all of our obligations. Liquidity is provided by a variety of sources, as described more fully below, including portfolios of liquid assets. Our investment portfolios are integral to the overall liquidity of the Company. We use a projection process for cash flows from operations to ensure sufficient liquidity to meet projected cash outflows, including claims. The impact of Prudential Funding, LLC’s, or Prudential Funding, a wholly-owned subsidiary of Prudential Insurance, financing capacity on liquidity (as described below) is considered in the internal liquidity measures of the Company.

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
Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, fixed maturities that are not designated as held-to-maturity and public equity securities. As of June 30, 2017 and December 31, 2016 the Company had liquid assets of $1,261 million and $1,227 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $66 million and $68 million as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, $1,112 million, or 94%, of the fixed maturity investments in Company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $66 million, or 6%, of these fixed maturity investments were rated other than high or highest quality.

Prudential Financial and Prudential Funding, borrow funds in the capital markets primarily through the direct issuance of commercial paper. The borrowings serve as an additional source of financing to meet our working capital needs. Prudential Funding operates under a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding’s positive tangible net worth at all times.

Affiliated captive reinsurance companies are used to finance the portion of the statutory reserves required to be held under Regulation XXX and Guideline AXXX that is considered non-economic. The financing arrangements involve term and universal life business we reinsure to our affiliated captive reinsurers. The surplus notes issued by those affiliated captives are treated as capital for statutory purposes. As of June 30, 2017, our affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to $10.15 billion of surplus notes in return for the receipt of credit-linked notes ("Credit-Linked Note Structures"). Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. As of June 30, 2017, an aggregate of $8.04 billion of surplus notes was outstanding under our affiliated captives' Credit-Linked Note Structures, reflecting an increase of $282 million from December 31, 2016.

As of June 30, 2017, our affiliated captive reinsurance companies had outstanding an aggregate of $3.3 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.9 billion relates to Regulation XXX reserves and approximately $2.4 billion relates to Guideline AXXX reserves, and all of which was issued directly by or guaranteed by Prudential Financial. Under certain of the financing arrangements pursuant to which this debt was issued, Prudential Financial has agreed to make capital contributions to the applicable affiliated captive reinsurance company to reimburse it for investment losses or to maintain its capital above prescribed minimum levels. In addition, as of June 30, 2017, for purposes of financing Guideline AXXX reserves, our affiliated captives had outstanding approximately $4.0 billion of surplus notes that were issued to Prudential Financial in exchange for promissory notes of affiliates guaranteed by Prudential Financial.

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

In June 2016, the NAIC adopted a recommendation that will activate a principles-based reserving approach for life insurance products. At the Company's discretion, it may be applied to new individual life business beginning as early as January 1, 2017, and must be applied for all new individual life business issued January 1, 2020 and later. During 2017, the Company is adopting principles-based reserving for its guaranteed universal life products and plans to introduce updated versions of these products. The single-life version was introduced this past quarter and the joint-life version is anticipated to be introduced later this year. The updated products are expected to support the principles-based statutory reserve level without the need for captive reserve financing or additional assets under AG 48. The Company is continuing to assess the impact of this new reserving approach on projected statutory reserve levels and product pricing for its entire portfolio of individual life product offerings, and expects to adopt principles-based reserving for the other products in its portfolio in phases through the final January 1, 2020 adoption date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of June 30, 2017, there have been no material changes in our economic exposure to market risk from December 31, 2016, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2016, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2016, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of June 30, 2017. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS-XBRL	Instance Document.

101.SCH-XBRL	Taxonomy Extension Schema Document.

101.CAL-XBRL	Taxonomy Extension Calculation Linkbase Document.

101.LAB-XBRL	Taxonomy Extension Label Linkbase Document.

101.PRE-XBRL	Taxonomy Extension Presentation Linkbase Document.

101.DEF-XBRL	Taxonomy Extension Definition Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pruco Life Insurance Company of New Jersey

By:	/s/ John Chieffo
Name:	John Chieffo
Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)
Date: August 11, 2017