Form 10-Q
period 2017-09-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2017-11-09
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 __________________________
FORM 10-Q
 __________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of November 9, 2017, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding. As of such date, Pruco Life Insurance Company, an Arizona corporation, owned all of the Registrant’s Common Stock.
Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

		Page Number
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements:	4

	Unaudited Interim Consolidated Statements of Financial Position as of September 30, 2017 and December 31, 2016	4

	Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016	5

	Unaudited Interim Consolidated Statements of Equity for the nine months ended September 30, 2017 and 2016	6

	Unaudited Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016	7

	Notes to Unaudited Interim Consolidated Financial Statements	9

	1. Business and Basis of Presentation	9

	2. Significant Accounting Policies and Pronouncements	12

	3. Investments	16

	4. Fair Value of Assets and Liabilities	26

	5. Derivative Instruments	40

	6. Commitments, Contingent Liabilities and Litigation and Regulatory Matters	45

	7. Reinsurance	47

	8. Equity	51

	9. Related Party Transactions	53

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	57

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	68

Item 4.	Controls and Procedures	68

PART II—OTHER INFORMATION		69

Item 1.	Legal Proceedings	69

Item 1A.	Risk Factors	69

Item 6.	Exhibits	70

SIGNATURES		71

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Financial Position
September 30, 2017 and December 31, 2016 (in thousands, except share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Fixed maturities available-for-sale, at fair value (amortized cost: 2017–$1,194,144; 2016–$1,132,155)	$1,238,247	$1,145,485
Equity securities, available-for-sale, at fair value (cost: 2017–$3,144; 2016–$1,150)	3,382	1,171
Trading account assets, at fair value	13,952	12,793
Policy loans	190,753	187,242
Short-term investments	0	11,007
Commercial mortgage and other loans	124,536	160,939
Other long-term investments	53,050	57,051
Total investments	1,623,920	1,575,688
Cash and cash equivalents	42,818	56,984
Deferred policy acquisition costs	140,470	135,759
Accrued investment income	16,563	15,829
Reinsurance recoverables	2,400,478	2,252,049
Receivables from parent and affiliates	42,755	33,457
Income taxes receivable	0	3,991
Other assets	26,423	27,151
Separate account assets	13,954,081	12,747,496
TOTAL ASSETS	$18,247,508	$16,848,404
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$2,049,402	$1,942,064
Future policy benefits	1,666,853	1,547,820
Cash collateral for loaned securities	10,275	15,054
Income taxes payable	7,585	0
Payables to parent and affiliates	17,169	8,603
Other liabilities	91,824	80,610
Separate account liabilities	13,954,081	12,747,496
TOTAL LIABILITIES	17,797,189	16,341,647
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)
EQUITY
Common stock ($5 par value; 400,000 shares authorized, issued and outstanding)	2,000	2,000
Additional paid-in capital	211,961	209,786
Retained earnings	208,786	282,810
Accumulated other comprehensive income	27,572	12,161
TOTAL EQUITY	450,319	506,757
TOTAL LIABILITIES AND EQUITY	$18,247,508	$16,848,404

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2017 and 2016 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES
Premiums	$3,426	$4,904	$9,626	$(34,335)
Policy charges and fee income	5,829	5,530	29,734	57,884
Net investment income	16,072	22,667	49,186	56,029
Asset administration fees	2,372	2,113	6,866	12,214
Other income	896	1,331	3,347	2,799
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	0	0	(80)	0
Other realized investment gains (losses), net	(3,600)	(3,812)	(9,963)	93,445
Total realized investment gains (losses), net	(3,600)	(3,812)	(10,043)	93,445
TOTAL REVENUES	24,995	32,733	88,716	188,036
BENEFITS AND EXPENSES
Policyholders’ benefits	(3,233)	264	7,829	(2,414)
Interest credited to policyholders’ account balances	8,444	7,510	24,411	36,117
Amortization of deferred policy acquisition costs	2,080	1,381	7,969	46,358
General, administrative and other expenses	9,431	10,741	27,860	19,449
TOTAL BENEFITS AND EXPENSES	16,722	19,896	68,069	99,510
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	8,273	12,837	20,647	88,526
Income tax expense (benefit)(1)	(3,036)	(406)	(5,329)	12,347
NET INCOME (LOSS)(1)	$11,309	$13,243	$25,976	$76,179
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	12	6	37	27
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	63	1,240	22,659	56,336
Reclassification adjustment for (gains) losses included in net income (loss)	470	490	1,014	1,005
Net unrealized investment gains (losses)	533	1,730	23,673	57,341
Other comprehensive income (loss), before tax	545	1,736	23,710	57,368
Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	4	2	13	9
Net unrealized investment gains (losses)	187	604	8,286	20,070
Total	191	606	8,299	20,079
Other comprehensive income (loss), net of tax	354	1,130	15,411	37,289
COMPREHENSIVE INCOME (LOSS)(1)	$11,663	$14,373	$41,387	$113,468
(1) Prior period amounts for the three months ended September 30, 2016 have been revised to reflect a corrected tax expense amount.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Equity
Nine Months Ended September 30, 2017 and 2016 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2016	$2,000	$209,786	$282,810	$12,161	$506,757
Contributed capital		1,300			1,300
Dividend to parent			(100,000)		(100,000)
Contributed (distributed) capital - parent/child asset transfers		875			875
Comprehensive income (loss):
Net income (loss)			25,976		25,976
Other comprehensive income (loss), net of tax				15,411	15,411
Total comprehensive income (loss)					41,387
Balance, September 30, 2017	$2,000	$211,961	$208,786	$27,572	$450,319

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2015	$2,000	$208,314	$444,514	$11,781	$666,609
Contributed capital		1,300			1,300
Dividend to parent			(241,050)		(241,050)
Contributed (distributed) capital - parent/child asset transfers		173			173
Comprehensive income (loss):
Net income (loss)			76,179		76,179
Other comprehensive income (loss), net of tax				37,289	37,289
Total comprehensive income (loss)					113,468
Balance, September 30, 2016	$2,000	$209,787	$279,643	$49,070	$540,500

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2017 and 2016 (in thousands)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$25,976	$76,179
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(3,222)	23,345
Interest credited to policyholders’ account balances	24,411	36,117
Realized investment (gains) losses, net	10,043	(93,445)
Amortization and other non-cash items	(7,020)	(12,068)
Change in:
Future policy benefits	155,061	153,445
Reinsurance recoverables	(148,414)	(148,730)
Accrued investment income	(734)	907
Net payables to/receivables from parent and affiliates	(1,000)	(2,732)
Deferred policy acquisition costs	(8,006)	21,950
Income taxes	2,806	(6,125)
Deferred sales inducements	0	(191)
Derivatives, net	2,102	(2,221)
Other, net	(478)	(18,548)
Cash flows from (used in) operating activities	51,525	27,883
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	177,511	219,826
Short-term investments	32,985	20,130
Policy loans	16,727	17,235
Ceded policy loans	(1,707)	(1,197)
Commercial mortgage and other loans	51,232	34,970
Other long-term investments	1,396	1,550
Equity securities, available-for-sale	5	11,151
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(239,273)	(494,197)
Short-term investments	(21,981)	(35,419)
Policy loans	(14,524)	(13,525)
Ceded policy loans	1,986	2,529
Commercial mortgage and other loans	(14,111)	(5,567)
Other long-term investments	(2,945)	(861)
Equity securities, available-for-sale	(2,000)	(2,000)
Notes receivable from parent and affiliates, net	234	1,668
Derivatives, net	226	3,629
Other, net	(453)	0
Cash flows from (used in) investing activities	(14,692)	(240,078)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	367,812	322,683
Ceded policyholders’ account deposits	(248,482)	(193,559)

Policyholders’ account withdrawals	(184,017)	(156,536)
Ceded policyholders’ account withdrawals	117,881	65,471
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(4,779)	9,865
Dividend to parent	(100,000)	0
Contributed capital	0	15,515
Contributed (distributed) capital - parent/child asset transfers	1,347	267
Drafts outstanding	(761)	(744)
Cash flows from (used in) financing activities	(50,999)	62,962
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,166)	(149,233)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	56,984	160,737
CASH AND CASH EQUIVALENTS, END OF PERIOD	$42,818	$11,504

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

Revision to Prior Period Consolidated Financial Statements

In 2016, the Company identified errors in the presentation of certain activity related to the Variable Annuities Recapture that impacted several line items within our previously issued Consolidated Statements of Cash Flows for the interim period ended September 30, 2016. Management assessed the materiality of the misstatements on prior period financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in Accounting Standards Codification ("ASC") 250-10, Accounting Changes and Error Corrections ("ASC 250"), and concluded that these misstatements were not material to any prior interim periods. Accordingly, the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016, which is presented herein, have been revised, as presented below:

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

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Accounting for Certain Reinsurance Contracts in the Individual Life business

During the second quarter of 2017, the Company recognized a pre-tax charge of $2 million, reflecting a change in estimate of reinsurance cash flows associated with universal life products as well as a change in method of reflecting these cash flows in the financial statements. Under the previous method of accounting, with the exception of recoveries pertaining to no lapse guarantees, reinsurance cash flows (e.g., premiums and recoveries) were generally recognized as they occurred. Under the new method, the expected reinsurance cash flows are recognized more ratably over the life of the underlying reinsured policies. In conjunction with this change, the way in which reinsurance is reflected in estimated gross profits used for the amortization of unearned revenue reserves and DAC was also revised. The change represents a change in accounting estimate effected by a change in accounting principle and was included within the Company’s annual reviews and update of assumptions and other refinements. The change in accounting estimate reflected insights gained from revised cash flow modeling enabled by a systems conversion, which prompted the change to a preferable accounting method. This new methodology is viewed as preferable as the Company believes it better reflects the economics of reinsurance transactions by aligning the results of reinsurance activity more closely to the underlying direct insurance activity and by better reflecting the profit pattern of this business for purposes of the amortization of the balances noted above.

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

There have been no ASU adopted during the nine months ended September 30, 2017.

ASU issued but not yet adopted as of the nine months ended September 30, 2017

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
Based on the assessment completed to date, the Company does not expect the adoption of the ASU to have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities
The ASU revises an entity’s accounting related to the recognition and measurement of certain equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU requires equity investments, except for those accounted for using the equity method, to be measured at fair value with changes in fair value recognized in net income. The standard also amends certain disclosure requirements associated with the fair value of financial instruments.

January 1, 2018 using the modified retrospective method which will include a cumulative-effect adjustment on the balance sheet as of the
beginning of the fiscal year of adoption. The amendments are to be applied prospectively as they relate to equity investments without readily determinable fair value that exist as of the date of adoption.

The transition impact to the Company’s Consolidated Statements of Financial Position will depend on the net unrealized gain or loss on equity securities and the embedded unrealized gain or loss on equity investments currently accounted for under the cost method as of the effective date. As of September 30, 2017 the net unrealized gain on equity investments is $0.5 million. The cumulative-effect adjustment ultimately recorded on January 1, 2018 will differ from that amount after taking into account portfolio activity and market movements that occur during the fourth quarter of 2017.

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
Based on the assessment completed to date, the Company does not expect the adoption of the ASU to have a significant impact
on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

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
Based on the assessment completed to date, the Company does not expect the adoption of the ASU to have a significant impact
on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities	This ASU requires certain premiums on callable debt securities to be amortized to the earliest call date.	January 1, 2019 using the modified retrospective method (with early adoption permitted).	The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities	This ASU makes targeted changes to the existing hedge accounting model to better portray the economics of an entity’s risk management activities and to simplify the use of hedge accounting.	January 1, 2019 using the modified retrospective method (with early adoption permitted).	The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables set forth information relating to fixed maturities and equity securities (excluding investments classified as trading), as of the dates indicated:

	September 30, 2017
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$17,926	$1,749	$0	$19,675	$0
Obligations of U.S. states and their political subdivisions	117,113	4,278	20	121,371	0
Foreign government bonds	30,183	443	153	30,473	0
Public utilities	201,224	11,272	466	212,030	0
All other U.S. public corporate securities	333,433	20,525	1,469	352,489	(45)
All other U.S. private corporate securities	172,223	3,000	1,632	173,591	0
All other foreign public corporate securities	37,172	1,394	565	38,001	0
All other foreign private corporate securities	131,048	3,888	1,227	133,709	0
Asset-backed securities(1)	25,343	1,125	0	26,468	(55)
Commercial mortgage-backed securities	118,872	2,145	1,157	119,860	0
Residential mortgage-backed securities(2)	9,607	973	0	10,580	(89)
Total fixed maturities, available-for-sale	$1,194,144	$50,792	$6,689	$1,238,247	$(189)
Equity securities, available-for-sale:
Common stocks:
Mutual funds	$3,144	$238	$0	$3,382
Total equity securities, available-for-sale	$3,144	$238	$0	$3,382

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of OTTI losses in "Accumulated other comprehensive income (loss)" ("AOCI"), which were not included in earnings. Amount excludes $0.4 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2016
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$18,206	$1,967	$0	$20,173	$0
Obligations of U.S. states and their political subdivisions	95,588	1,629	503	96,714	0
Foreign government bonds	28,339	20	990	27,369	0
Public utilities	144,767	5,820	1,389	149,198	0
All other U.S. public corporate securities	335,839	13,793	4,539	345,093	(45)
All other U.S. private corporate securities	167,986	2,482	2,335	168,133	0
All other foreign public corporate securities	41,424	1,086	1,393	41,117	0
All other foreign private corporate securities	121,772	1,380	4,622	118,530	0
Asset-backed securities(1)	36,576	752	12	37,316	(58)
Commercial mortgage-backed securities	130,528	1,901	2,885	129,544	0
Residential mortgage-backed securities(2)	11,130	1,168	0	12,298	(108)
Total fixed maturities, available-for-sale	$1,132,155	$31,998	$18,668	$1,145,485	$(211)
Equity securities, available-for-sale:
Common stocks:
Mutual funds	$1,150	$22	$1	$1,171
Total equity securities, available-for-sale	$1,150	$22	$1	$1,171

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity and equity securities had been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2017
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
Obligations of U.S. states and their political subdivisions	$2,961	$20	$0	$0	$2,961	$20
Foreign government bonds	2,367	19	6,224	134	8,591	153
Public utilities	20,434	226	6,322	240	26,756	466
All other U.S. public corporate securities	30,373	279	37,309	1,190	67,682	1,469
All other U.S. private corporate securities	40,664	1,146	13,240	486	53,904	1,632
All other foreign public corporate securities	2,695	31	7,471	534	10,166	565
All other foreign private corporate securities	17,497	284	11,101	943	28,598	1,227
Asset-backed securities	0	0	0	0	0	0
Commercial mortgage-backed securities	49,579	811	10,705	346	60,284	1,157
Total fixed maturities, available-for-sale	$166,570	$2,816	$92,372	$3,873	$258,942	$6,689
Equity securities, available-for-sale	$0	$0	$0	$0	$0	$0

	December 31, 2016
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
Obligations of U.S. states and their political subdivisions	$35,521	$503	$0	$0	$35,521	$503
Foreign government bonds	23,492	659	1,690	331	25,182	990
Public utilities	43,675	1,361	170	28	43,845	1,389
All other U.S. public corporate securities	139,525	4,331	532	208	140,057	4,539
All other U.S. private corporate securities	74,436	1,644	9,315	691	83,751	2,335
All other foreign public corporate securities	16,231	746	3,791	647	20,022	1,393
All other foreign private corporate securities	44,295	2,791	12,254	1,831	56,549	4,622
Asset-backed securities	0	0	8,972	12	8,972	12
Commercial mortgage-backed securities	72,798	2,885	401	0	73,199	2,885
Total fixed maturities, available-for-sale	$449,973	$14,920	$37,125	$3,748	$487,098	$18,668
Equity securities, available-for-sale	$0	$0	$25	$1	$25	$1

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of September 30, 2017 and December 31, 2016, the gross unrealized losses on fixed maturity securities were composed of $6.1 million and $17.4 million, respectively, related to "1" highest or "2" high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $0.6 million and $1.3 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of September 30, 2017, the $3.9 million of gross unrealized losses on fixed maturity securities of twelve months or more were concentrated in the finance, transportation and technology sectors of the Company's corporate securities. As of December 31, 2016, the $3.7 million of gross unrealized losses on fixed maturity securities of twelve months or more were concentrated in the finance, energy and technology sectors of the Company’s corporate securities. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, the Company concluded that an adjustment to earnings for OTTI for these fixed maturity securities was not warranted at either September 30, 2017 or December 31, 2016. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of September 30, 2017, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

As of both September 30, 2017 and December 31, 2016, none of the gross unrealized losses on equity securities represented declines in value of 20% or more. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, the Company concluded that an adjustment to earnings for OTTI for these equity securities was not warranted at either September 30, 2017 or December 31, 2016.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	September 30, 2017
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$18,442	$18,671
Due after one year through five years	145,620	150,209
Due after five years through ten years	315,537	321,360
Due after ten years	560,723	591,099
Asset-backed securities	25,343	26,468
Commercial mortgage-backed securities	118,872	119,860
Residential mortgage-backed securities	9,607	10,580
Total fixed maturities, available-for-sale	$1,194,144	$1,238,247

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

The following table sets forth the sources of fixed maturity and equity security proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities, for the periods indicated:

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$7,242	$8,279	$99,849	$120,773
Proceeds from maturities/prepayments	11,653	12,808	77,662	59,057
Gross investment gains from sales and maturities	(419)	(495)	23	(49)
Gross investment losses from sales and maturities	(51)	(7)	(957)	(13)
OTTI recognized in earnings(2)	0	0	(80)	0
Equity securities, available-for-sale:
Proceeds from sales	$0	$29	$5	$11,151
Gross investment gains from sales	0	12	0	19
Gross investment losses from sales	0	(1)	0	(962)
OTTI recognized in earnings	0	0	0	0

(1)	Includes $0.0 million and $0.0 million of non-cash related proceeds for the nine months ended September 30, 2017 and 2016, respectively.

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

The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI and the corresponding changes in such amounts, for the periods indicated:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(in thousands)
Credit loss impairments:
Balance, beginning of period	$565	$563	$579	$651
Increases due to the passage of time on previously recorded credit losses	9	32	6	21
Reductions for securities which matured, paid down, prepaid or were sold during the period	(9)	(30)	(11)	(46)
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	0	0	(5)	(5)
Assets transferred to parent and affiliates	0	0	0	(52)
Balance, end of period	$565	$565	$569	$569

Trading Account Assets

The following table sets forth the composition of “Trading account assets,” as of the dates indicated:

	September 30, 2017		December 31, 2016
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in thousands)
Fixed maturities	$7,446	$6,706	$7,446	$6,072
Equity securities	4,970	7,246	4,959	6,721
Total trading account assets	$12,416	$13,952	$12,405	$12,793

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income,” was $0.2 million and $0.6 million for the three months ended September 30, 2017 and 2016, respectively, and $1.1 million and $1.9 million for the nine months ended September 30, 2017 and 2016, respectively.

Commercial Mortgage and Other Loans

The following table sets forth the composition of "Commercial mortgage and other loans," as of the dates indicated:

	September 30, 2017		December 31, 2016
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$43,097	34.6%	$55,754	34.6%
Hospitality	10,329	8.3	10,525	6.5
Industrial	10,941	8.7	18,707	11.6
Office	21,557	17.3	16,111	10.0
Other	19,165	15.4	22,016	13.7
Retail	14,264	11.4	31,054	19.3
Total commercial mortgage loans	119,353	95.7	154,167	95.7
Agricultural property loans	5,380	4.3	6,981	4.3
Total commercial mortgage and agricultural property loans by property type	124,733	100.0%	161,148	100.0%
Valuation allowance	(197)		(209)
Total commercial mortgage and other loans	$124,536		$160,939

As of September 30, 2017, the commercial mortgage and agricultural property loans were geographically dispersed throughout the United States (with the largest concentrations in Illinois (16%), New York (12%) and Texas (10%)) and included loans secured by properties in Europe.

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	September 30, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Balance, beginning of year	$207	$2	$209
Addition to (release of) allowance for losses	(11)	(1)	(12)
Charge-offs, net of recoveries	0	0	0
Total ending balance	$196	$1	$197

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Balance, beginning of year	$425	$3	$428
Addition to (release of) allowance for losses	(218)	(1)	(219)
Charge-offs, net of recoveries	0	0	0
Total ending balance	$207	$2	$209

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	September 30, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	196	1	197
Total ending balance(1)	$196	$1	$197
Recorded investment(2):
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	119,353	5,380	124,733
Total ending balance(1)	$119,353	$5,380	$124,733

(1)	As of September 30, 2017, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	207	2	209
Total ending balance(1)	$207	$2	$209
Recorded investment(2):
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	154,167	6,981	161,148
Total ending balance(1)	$154,167	$6,981	$161,148

(1)	As of December 31, 2016, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

The following tables set forth certain key credit quality indicators for commercial mortgage and agricultural property loans based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2017
	Debt Service Coverage Ratio
	≥ 1.2X	1.0X to < 1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$68,294	$0	$0	$68,294
60%-69.99%	45,408	3,197	2,026	50,631
70%-79.99%	0	5,808	0	5,808
80% or greater	0	0	0	0
Total loans	$113,702	$9,005	$2,026	$124,733

	December 31, 2016
	Debt Service Coverage Ratio
	≥ 1.2X	1.0X to < 1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$103,315	$0	$0	$103,315
60%-69.99%	32,965	5,394	0	38,359
70%-79.99%	12,230	5,052	0	17,282
80% or greater	2,192	0	0	2,192
Total loans	$150,702	$10,446	$0	$161,148

The following tables set forth an aging of past due commercial mortgage and other loans, based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	September 30, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$119,353	$0	$0	$0	$119,353	$0
Agricultural property loans	5,380	0	0	0	5,380	0
Total	$124,733	$0	$0	$0	$124,733	$0

(1)	As of September 30, 2017, there were no loans in this category accruing interest.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For the three and nine months ended September 30, 2017, there were no commercial mortgage and other loans acquired, other than those through direct origination. For the three months ended September 30, 2017, there were no commercial mortgage and other loans sold. For the nine months ended September 30, 2017, there were $42 million of commercial mortgage and other loans sold. For the three and nine months ended September 30, 2016, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold. For the three and nine months ended September 30, 2017, there were no transfers of commercial mortgage and other loans to related parties. For the three months ended September 30, 2016, there were no transfers of commercial mortgage and other loans to related parties. For the nine months ended September 30, 2016, there were $51 million of commercial mortgage and other loans transferred to related parties.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. For the three and nine months ended September 30, 2017 and 2016, there were no new troubled debt restructurings related to commercial mortgage and other loans and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the twelve months preceding. As of both September 30, 2017 and December 31, 2016, the Company had no significant commitments to provide additional funds to borrowers that had been involved in a troubled debt restructuring. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments,” as of the dates indicated:

	September 30, 2017	December 31, 2016
	(in thousands)
Company's investment in separate accounts	$2,777	$2,324
Joint ventures and limited partnerships:
Private equity	13,073	11,883
Hedge funds	27,719	25,836
Real estate-related	2,208	1,978
Total joint ventures and limited partnerships	43,000	39,697
Derivatives	7,273	15,030
Total other long-term investments	$53,050	$57,051

Net Investment Income

The following table sets forth "Net investment income" by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Fixed maturities, available-for-sale	$12,343	$11,436	$35,989	$36,232
Trading account assets	170	171	500	591
Commercial mortgage and other loans	1,238	1,780	4,846	6,401
Policy loans	2,664	2,647	7,888	7,821
Short-term investments and cash equivalents	117	158	374	541
Other long-term investments	410	7,283	2,349	7,122
Gross investment income	16,942	23,475	51,946	58,708
Less: investment expenses	(870)	(808)	(2,760)	(2,679)
Net investment income	$16,072	$22,667	$49,186	$56,029

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

The following table sets forth "Realized investment gains (losses), net," by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Fixed maturities	$(470)	$(502)	$(1,014)	$(62)
Equity securities	0	11	0	(943)
Commercial mortgage and other loans	30	4	12	250
Joint ventures and limited partnerships	10	70	11	166
Derivatives(1)	(3,174)	(3,395)	(9,049)	94,031
Short term investments and cash equivalents	4	0	(3)	3
Realized investment gains (losses), net	$(3,600)	$(3,812)	$(10,043)	$93,445

(1)	Includes the hedged items offset in qualifying fair value hedge accounting relationships.

Net Unrealized Gains (Losses) on Investments

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	September 30, 2017	December 31, 2016
	(in thousands)
Fixed maturity securities, available-for-sale — with OTTI	$166	$147
Fixed maturity securities, available-for-sale — all other	43,937	13,183
Equity securities, available-for-sale	238	21
Derivatives designated as cash flow hedges(1)	(1,754)	4,973
Affiliated notes	731	846
Other investments	(268)	(357)
Net unrealized gains (losses) on investments	$43,050	$18,813

(1)	See Note 5 for more information on cash flow hedges.

Securities Lending and Repurchase Agreements

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of "Cash collateral for loaned securities," which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	September 30, 2017			December 31, 2016
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$0	$0	$0
Foreign government bonds	5,096	0	5,096	1,596	0	1,596
U.S. public corporate securities	4,224	0	4,224	13,458	0	13,458
Foreign public corporate securities	955	0	955	0	0	0
Total cash collateral for loaned securities(1)	$10,275	$0	$10,275	$15,054	$0	$15,054

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	The Company did not have agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

As of September 30, 2017 and December 31, 2016, the Company had no "Securities sold under agreements to repurchase."

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

	As of September 30, 2017
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$19,675	$0	$0	$19,675
Obligations of U.S. states and their political subdivisions	0	121,371	0	0	121,371
Foreign government bonds	0	30,473	0	0	30,473
U.S. corporate public securities	0	493,557	0	0	493,557
U.S. corporate private securities	0	218,229	13,955	0	232,184
Foreign corporate public securities	0	37,590	411	0	38,001
Foreign corporate private securities	0	145,395	683	0	146,078
Asset-backed securities (4)	0	15,827	10,641	0	26,468
Commercial mortgage-backed securities	0	118,367	1,493	0	119,860
Residential mortgage-backed securities	0	10,580	0	0	10,580
Subtotal	0	1,211,064	27,183	0	1,238,247
Trading account assets:
Corporate securities	0	6,706	0	0	6,706
Equity securities	0	0	7,246	0	7,246
Subtotal	0	6,706	7,246	0	13,952
Equity securities, available-for-sale	0	3,382	0	0	3,382
Short-term investments	0	0	0	0	0
Cash equivalents	0	0	0	0	0
Other long-term investments(6)	0	13,745	0	(6,473)	7,272
Reinsurance recoverables	0	0	455,196	0	455,196
Receivables from parent and affiliates	0	9,598	0	0	9,598
Subtotal excluding separate account assets	0	1,244,495	489,625	(6,473)	1,727,647
Separate account assets(2)	0	13,946,964	0	0	13,946,964
Total assets	$0	$15,191,459	$489,625	$(6,473)	$15,674,611
Future policy benefits(3)	$0	$0	$455,196	$0	$455,196
Policyholders' account balances	0	0	4,217	0	4,217
Payables to parent and affiliates	0	6,354	0	(6,354)	0
Total liabilities	$0	$6,354	$459,413	$(6,354)	$459,413

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$20,173	$0	$0	$20,173
Obligations of U.S. states and their political subdivisions	0	96,714	0	0	96,714
Foreign government bonds	0	27,369	0	0	27,369
U.S. corporate public securities	0	437,609	0	0	437,609
U.S. corporate private securities	0	205,178	12,967	0	218,145
Foreign corporate public securities	0	41,117	0	0	41,117
Foreign corporate private securities	0	122,678	2,522	0	125,200
Asset-backed securities(4)	0	34,988	2,328	0	37,316
Commercial mortgage-backed securities	0	129,544	0	0	129,544
Residential mortgage-backed securities	0	12,298	0	0	12,298
Subtotal	0	1,127,668	17,817	0	1,145,485
Trading account assets:
Corporate securities	0	6,072	0	0	6,072
Equity securities	0	0	6,721	0	6,721
Subtotal	0	6,072	6,721	0	12,793
Equity securities, available-for-sale	0	1,171	0	0	1,171
Short-term investments	11,007	0	0	0	11,007
Cash equivalents	1,531	1,999	0	0	3,530
Other long-term investments(6)	0	16,610	0	(1,580)	15,030
Reinsurance recoverables	0	0	434,713	0	434,713
Receivables from parent and affiliates	0	3,873	5,993	0	9,866
Subtotal excluding separate account assets	12,538	1,157,393	465,244	(1,580)	1,633,595
Separate account assets(2)(5)	0	12,740,323	0	0	12,740,323
Total assets	$12,538	$13,897,716	$465,244	$(1,580)	$14,373,918
Future policy benefits(3)	$0	$0	$434,713	$0	$434,713
Policyholders' account balances	0	0	2,298	0	2,298
Payables to parent and affiliates	0	1,416	0	(1,416)	0
Total liabilities	$0	$1,416	$437,011	$(1,416)	$437,011

(1)
“Netting” amounts represent cash collateral of $0.1 million and $0.2 million as of September 30, 2017 and December 31, 2016, respectively. The impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

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

(3)
As of September 30, 2017, the net embedded derivative liability position of $455 million includes $77 million of embedded derivatives in an asset position and $532 million of embedded derivatives in a liability position. As of December 31, 2016, the net embedded derivative liability position of $435 million includes $138 million of embedded derivatives in an asset position and $573 million of embedded derivatives in a liability position.

(4)	Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(5)
Separate account assets included in the fair value hierarchy exclude investments in entities that calculate net asset value per share ("NAV") (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, for which fair value is measured at net asset value per share (or its equivalent). At both September 30, 2017 and December 31, 2016, the fair value of such investments was $7 million.

(6)
Other long-term investments excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of September 30, 2017 and December 31, 2016, the fair value of such investments were $0.8 million and $0.2 million, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Transfers between Levels 1 and 2 – Transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported at the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. During both the three and nine months ended September 30, 2017 and 2016, there were no transfers between Level 1 and Level 2.

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of September 30, 2017
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(8)	$14,638	Discounted cash flow	Discount rate	5.15%	7.00%	5.42%	Decrease
Reinsurance recoverables	$455,196	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits(2)	$455,196	Discounted cash flow	Lapse rate(3)	1%	12%		Decrease
			Spread over LIBOR(4)	0.13%	1.27%		Decrease
			Utilization rate(5)	52%	97%		Increase
			Withdrawal rate(6)			See table footnote (6) below
			Mortality rate (7)	0%	14%		Decrease
			Equity volatility curve	13%	24%		Increase

	As of December 31, 2016
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(8)	$15,489	Discounted cash flow	Discount rate	4.54%	6.62%	5.25%	Decrease
Reinsurance recoverables	$434,713	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits(2)	$434,713	Discounted cash flow	Lapse rate (3)	0%	13%		Decrease
			Spread over LIBOR(4)	0.25%	3.08%		Decrease
			Utilization rate (5)	52%	96%		Increase
			Withdrawal rate	See table footnote (6) below.
			Mortality rate (7)	0%	14%		Decrease
			Equity volatility curve	16%	25%		Increase

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

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

(4)
The spread over London Inter-Bank Offered Rate ("LIBOR") swap curve represents the premium added to the risk-free discount rate (i.e., LIBOR) to reflect our estimates of rates that a market participant would use to value living benefit contracts in both the accumulation and payout phases. This spread includes an estimate of non-performance risk ("NPR"), which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because both funding agreements and living benefit contracts are insurance liabilities and are therefore senior to debt.

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

(6)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions may vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of September 30, 2017 and December 31, 2016, the minimum withdrawal assumption rate is 78% and the maximum withdrawal assumption rate may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in Level 3 Assets and Liabilities – The following tables describe changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods. When a determination is made to classify assets and liabilities within Level 3, the determination is based on the significance of the unobservable inputs in the overall fair value measurement. Transfers into Level 3 are generally the result of unobservable inputs utilized within the valuation methodologies or the use of indicative broker quotes for assets that were previously valued using observable inputs. Transfers out of Level 3 are generally due to the use of observable inputs in valuation methodologies as well as the availability of pricing service information for certain assets that the Company can validate. For further information on valuation processes, see Note 9 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

	Three Months Ended September 30, 2017
	Fixed Maturities Available-for-Sale
	U.S. Corporate Private Securities	Foreign Corporate Public Securities	Foreign Corporate Private Securities	Asset-Backed Securities(4)	Commercial mortgage-backed securities
	(in thousands)
Fair Value, beginning of period	$13,977	$0	$726	$8,506	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(12)	2	0
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	(37)	7	(28)	(11)	0
Net investment income	29	0	7	2	0
Purchases	7	0	0	1,500	1,493
Sales	0	0	0	0	0
Issuances	0	0	0	0	0
Settlements	(21)	0	0	(865)	0
Transfers into Level 3(1)	0	404	0	1,507	0
Transfers out of Level 3(1)	0	0	0	0	0
Other	0	$0	(10)	0	0
Fair Value, end of period	$13,955	$411	$683	$10,641	$1,493
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2017
	Trading Account Assets - Equity Securities	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits	Policyholders' Account Balances
	(in thousands)
Fair Value, beginning of period	$7,264	$562,818	$0	$(562,818)	$(3,556)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(5)	0	(128,465)	0	128,465	(672)
Asset management fees and other income	(28)	0	0	0	0
Interest credited to policyholders' account balances	0	0	0	0	2,291
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	0	0	0
Purchases	0	20,843	0	0	0
Sales	0	0	0	0	0
Issuances	0	0	0	(20,843)	0
Settlements	0	0	0	0	(2,280)
Transfers into Level 3(1)	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	0	0
Other	10	0	0	0	0
Fair Value, end of period	$7,246	$455,196	$0	$(455,196)	$(4,217)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$(124,390)	$0	$124,390	$(672)
Asset management fees and other income	$(28)	$0	$0	$0	$0
Interest credited to policyholders' account balances	$0	$0	$0	$0	$885

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2017
	Fixed Maturities Available-for-Sale
	U.S. Corporate Private Securities	Foreign Corporate Public Securities	Foreign Corporate Private Securities	Asset-Backed Securities(4)	Commercial mortgage-backed securities
	(in thousands)
Fair Value, beginning of period	$12,967	$0	$2,522	$2,328	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(74)	14	0
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	303	7	28	(48)	0
Net investment income	94	0	7	8	0
Purchases	1,422	0	0	1,500	1,493
Sales	(767)	0	0	0	0
Issuances	0	0	0	0	0
Settlements	(64)	0	0	(6,816)	0
Transfers into Level 3(1)	0	404	0	15,153	0
Transfers out of Level 3(1)	0	0	(1,790)	(1,498)	0
Other	0	$0	(10)	0	0
Fair Value, end of period	$13,955	$411	$683	$10,641	$1,493
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(62)	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2017
	Trading Account Assets - Equity Securities	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits	Policyholders' Account Balances
	(in thousands)
Fair Value, beginning of period	$6,721	$434,713	$5,993	$(434,713)	$(2,298)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(5)	0	(40,796)	0	40,796	(1,967)
Asset management fees and other income	515	0	0	0	0
Interest credited to policyholders' account balances	0	0	0	0	2,291
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	0	0	0
Purchases	0	61,279	0	0	0
Sales	0	0	0	0	0
Issuances	0	0	0	(61,279)	0
Settlements	0	0	0	0	(2,243)
Transfers into Level 3(1)	0	0	0	0	0
Transfers out of Level 3(1)	0	0	(5,993)	0	0
Other	10	0	0	0	0
Fair Value, end of period	$7,246	$455,196	$0	$(455,196)	$(4,217)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$(31,015)	$0	$31,015	$(1,967)
Asset management fees and other income	$515	$0	$0	$0	$0
Interest credited to policyholders' account balances	$0	$0	$0	$0	$2,291

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2016
	Fixed Maturities Available-For-Sale
	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities(4)	Trading Account Assets - Equity Securities
	(in thousands)
Fair Value, beginning of period	$9,756	$2,461	$10,409	$6,897
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	13	0	(2)	0
Asset management fees and other income	0	0	0	521
Included in other comprehensive income (loss)	237	51	16	0
Net investment income	6	0	2	0
Purchases	329	0	2,094	0
Sales	0	0	(3,344)	0
Issuances	0	0	0	0
Settlements	(298)	0	0	0
Transfers into Level 3(1)	0	0	0	0
Transfers out of Level 3(1)	0	0	(6,049)	0
Other	0	0	0	0
Fair Value, end of period	$10,043	$2,512	$3,126	$7,418
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$521

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2016
	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits	Policyholders' Account Balances
	(in thousands)
Fair Value, beginning of period	$757,897	$555	$(757,897)	$(606)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(5)	(33,846)	0	33,846	(2,009)
Asset management fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	4	0	0
Net investment income	0	0	0	0
Purchases	19,282	0	0	0
Sales	0	0	0	0
Issuances	0	0	(19,282)	0
Settlements	0	0	0	785
Transfers into Level 3(1)	0	0	0	0
Transfers out of Level 3(1)	0	0	0	0
Other	0	0	0	0
Fair Value, end of period	$743,333	$559	$(743,333)	$(1,830)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$25,565	$0	$31,605	$(1,830)
Asset management fees and other income	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2016
	Fixed Maturities Available-For-Sale
	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities(4)	Trading Account Assets - Equity Securities
	(in thousands)
Fair Value, beginning of period	$9,781	$8,028	$25,146	$7,050
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	13	0	(2)	0
Asset management fees and other income	0	0	0	194
Included in other comprehensive income (loss)	377	42	10	0
Net investment income	11	0	11	0
Purchases	458	0	2,593	0
Sales	(86)	(1,471)	(6,037)	(1,440)
Issuances	0	0	0	0
Settlements	(511)	(5,129)	(28)	0
Transfers into Level 3(1)	0	1,042	1,941	0
Transfers out of Level 3(1)	0	0	(20,508)	0
Other(3)	0	0	0	1,614
Fair Value, end of period	$10,043	$2,512	$3,126	$7,418
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$194

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2016
	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits	Policyholders' Account Balances
	(in thousands)
Fair Value, beginning of period	$356,337	$3,511	$(449,073)	$(606)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(5)	335,914	(6)	(239,426)	(2,009)
Asset management fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	20	0	0
Net investment income	0	0	0	0
Purchases	51,082	0	0	0
Sales	0	(994)	0	0
Issuances	0	0	(54,834)	0
Settlements	0	0	0	785
Transfers into Level 3(1)	0	0	0	0
Transfers out of Level 3(1)	0	(1,972)	0	0
Other	0	0	0	0
Fair Value, end of period	$743,333	$559	$(743,333)	$(1,830)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$723,728	$0	$(245,642)	$(2,009)
Asset management fees and other income	$0	$0	$0	$0

(1)	Transfers into or out of any level are generally reported at the value as of the beginning of the quarter in which the transfer occurs for any such assets still held at the end of the quarter.

(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(3)	Other primarily represents reclassifications of certain assets and liabilities between reporting categories.

(4)	Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(5)
Realized investment gains (losses) on Future Policy Benefits and Reinsurance Recoverables primarily represents the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts. Refer to Note 1 for impacts to Realized investment gains (losses) related to the Variable Annuities Recapture for the three and nine months ended September 30, 2016.

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. The financial instruments presented below are reported at carrying value on the Company’s Unaudited Interim Consolidated Statements of Financial Position. In some cases, as described below, the carrying amount equals or approximates fair value. For additional information regarding the methods and significant assumptions used to estimate their fair value, see Note 9 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2017(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$128,908	$128,908	$124,536
Policy loans	0	0	190,753	190,753	190,753
Cash and cash equivalents	4,818	0	38,000	42,818	42,818
Accrued investment income	0	16,563	0	16,563	16,563
Receivables from parent and affiliates	0	33,157	0	33,157	33,157
Other assets	0	4,667	0	4,667	4,667
Total assets	$4,818	$54,387	$357,661	$416,866	$412,494
Liabilities:
Policyholders’ account balances - investment contracts	$0	$176,337	$41,453	$217,790	$218,051
Securities sold under agreements to repurchase	0	0	0	0	0
Cash collateral for loaned securities	0	10,275	0	10,275	10,275
Short-term debt to affiliates	0	0	0	0	0
Payables to parent and affiliates	0	17,169	0	17,169	17,169
Other liabilities	0	29,090	0	29,090	29,090
Total liabilities	$0	$232,871	$41,453	$274,324	$274,585

	December 31, 2016(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$165,175	$165,175	$160,939
Policy loans	0	0	187,242	187,242	187,242
Cash and cash equivalents	4,340	49,114	0	53,454	53,454
Accrued investment income	0	15,829	0	15,829	15,829
Receivables from parent and affiliates	0	23,591	0	23,591	23,591
Other assets	0	4,255	0	4,255	4,255
Total assets	$4,340	$92,789	$352,417	$449,546	$445,310
Liabilities:
Policyholders’ account balances - investment contracts	$0	$164,174	$42,762	$206,936	$207,331
Securities sold under agreements to repurchase	0	0	0	0	0
Cash collateral for loaned securities	0	15,054	0	15,054	15,054
Short-term debt to affiliates	0	0	0	0	0
Payables to parent and affiliates	0	8,603	0	8,603	8,603
Other liabilities	0	31,079	0	31,079	31,079
Total liabilities	$0	$218,910	$42,762	$261,672	$262,067

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)
Other long-term investments excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value per share (or its equivalent). At September 30, 2017 and December 31, 2016, the fair values of these cost method investments were $2.2 million and $1.8 million, respectively. The carrying value of these investments were $2.0 million and $1.7 million as of September 30, 2017 and December 31, 2016, respectively.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2017			December 31, 2016
	Notional	Gross Fair Value		Notional	Gross Fair Value
Primary Underlying		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$105,248	$1,887	$(4,195)	$59,397	$5,342	$0
Total Qualifying Hedges	$105,248	$1,887	$(4,195)	$59,397	$5,342	$0
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$59,075	$4,100	$0	$59,075	$4,983	$0
Credit
Credit Default Swaps	1,594	0	(115)	3,000	0	(281)
Currency/Interest Rate
Foreign Currency Swaps	22,237	1,900	(265)	13,403	2,885	0
Foreign Currency
Foreign Currency Forwards	1,869	0	(49)	0	0	0
Equity
Equity Options	131,700	5,858	(1,730)	75,751	3,400	(1,135)
Total Non-Qualifying Hedges	$216,475	$11,858	$(2,159)	$151,229	$11,268	$(1,416)
Total Derivatives(1)	$321,723	$13,745	$(6,354)	$210,626	$16,610	$(1,416)

(1)	Excludes embedded derivatives and the related reinsurance recoverables which contain multiple underlyings.

The fair value of the embedded derivatives, included in "Future policy benefits," was a net liability of $455 million and $435 million as of September 30, 2017 and December 31, 2016, respectively. The fair value of the related reinsurance recoverables, included in "Reinsurance recoverables," was an asset of $455 million and $435 million as of September 30, 2017 and December 31, 2016, respectively. See Note 7 for additional information on these reinsurance agreements.

The fair value of the embedded derivatives, included in "Policyholders' account balances," was a net liability of $4 million and $2 million as of September 30, 2017 and December 31, 2016, respectively. There was no related reinsurance recoverable.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2017
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statement of Financial Position	Net Amounts Presented in the Consolidated Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives (1)	$13,745	$(6,473)	$7,272	$(7,272)	$0
Securities purchased under agreements to resell	38,000	0	38,000	(38,000)	0
Total Assets	$51,745	$(6,473)	$45,272	$(45,272)	$0
Offsetting of Financial Liabilities:
Derivatives (1)	$6,354	$(6,354)	$0	$0	$0

	December 31, 2016
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statement of Financial Position	Net Amounts Presented in the Consolidated Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives (1)	$16,610	$(1,580)	$15,030	$(15,030)	$0
Securities purchased under agreements to resell	49,114	0	49,114	(49,114)	0
Total Assets	$65,724	$(1,580)	$64,144	$(64,144)	$0
Offsetting of Financial Liabilities:
Derivatives (1)	$1,416	$(1,416)	$0	$0	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

	Three Months Ended September 30, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$259	$(356)	$(3,756)
Total cash flow hedges	0	259	(356)	(3,756)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	40	0	0	0
Currency	(49)	0	0	0
Currency/Interest Rate	(546)	0	(6)	0
Credit	(7)	0	0	0
Equity	828	0	0	0
Embedded Derivatives	(3,440)	0	0	0
Total non-qualifying hedges	(3,174)	0	(6)	0
Total	$(3,174)	$259	$(362)	$(3,756)

	Nine Months Ended September 30, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$515	$(777)	$(6,727)
Total cash flow hedges	0	515	(777)	(6,727)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	471	0	0	0
Currency	(92)	0	0	0
Currency/Interest Rate	(1,042)	0	(15)	0
Credit	(44)	0	0	0
Equity	2,074	0	0	0
Embedded Derivatives	(10,416)	0	0	0
Total non-qualifying hedges	(9,049)	0	(15)	0
Total	$(9,049)	$515	$(792)	$(6,727)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$32	$89	$(1,106)
Total cash flow hedges	0	32	89	(1,106)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(340)	0	0	0
Currency	33	0	0	0
Currency/Interest Rate	448	0	4	0
Credit	(157)	0	0	0
Equity	356	0	0	0
Embedded Derivatives	(3,735)	0	0	0
Total non-qualifying hedges	(3,395)	0	4	0
Total	$(3,395)	$32	$93	$(1,106)

	Nine Months Ended September 30, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$183	$380	$(2,406)
Total cash flow hedges	0	183	380	(2,406)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	2,894	0	0	0
Currency	191	0	0	0
Currency/Interest Rate	1,448	0	4	0
Credit	(524)	0	0	0
Equity	407	0	0	0
Embedded Derivatives	89,615	0	0	0
Total non-qualifying hedges	94,031	0	4	0
Total	$94,031	$183	$384	$(2,406)

(1)	Amounts deferred in AOCI.

For both the three and nine months ended September 30, 2017 and 2016, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2016	$4,973
Net deferred gains (losses) on cash flow hedges from January 1 to September 30, 2017	(7,002)
Amounts reclassified into current period earnings	275
Balance, September 30, 2017	$(1,754)

Using September 30, 2017 values, it is estimated that a pre-tax gain of $1.1 million will be reclassified from AOCI to earnings during the subsequent twelve months ending September 30, 2018, offset by amounts pertaining to the hedged items. As of September 30, 2017, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 29 years. Income amounts deferred in AOCI as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” within OCI in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Credit Derivatives

As of September 30, 2017 and December 31, 2016, the Company has not written credit protection.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. The Company has outstanding notional amounts of $2 million and $3 million reported at fair value as a liability of $0.1 million and $0.3 million as of September 30, 2017 and December 31, 2016, respectively.

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

6.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund commercial loans. As of September 30, 2017, there were $3 million outstanding commitments to fund commercial loans, and none as of December 31, 2016. The Company has made commitments to purchase or fund investments, mostly private fixed maturities. As of September 30, 2017 and December 31, 2016, $37 million and $14 million, respectively, of these commitments were outstanding.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of September 30, 2017, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $10 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

Securities Lending Matter

In 2016, Prudential Financial self-reported to the SEC and the U.S. Department of Labor, and notified other regulators, that in some cases it failed to maximize securities lending income for the benefit of certain separate account investments. Prudential Financial has substantially implemented a remediation plan for the benefit of customers. Prudential Financial is cooperating with regulators in their review of this matter (which includes a review of the remediation plan) and has entered into discussions with the SEC staff regarding a possible settlement that would potentially involve charges under the Investment Advisers Act and financial remedies. We cannot predict the outcome of these discussions.

For a discussion of the Company's litigation and regulatory matters, see Note 11 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

7.    REINSURANCE

The Company participates in reinsurance with its affiliates Prudential Arizona Reinsurance Captive Company (“PARCC”), Prudential Arizona Reinsurance Term Company (“PAR Term”), Prudential Arizona Reinsurance Universal Company (“PAR U”), and Prudential Term Reinsurance Company (“Term Re”), its parent companies, Pruco Life and Prudential Insurance, as well as third parties, and participated in reinsurance with its affiliate Pruco Re through March 31, 2016. The reinsurance agreements provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage statutory capital, facilitate the Company's capital market hedging program, and align accounting methodology for the assets and liabilities of living benefit guarantees contained in annuities contracts. See Note 1 for additional information on the change effective April 1, 2016 related to the Variable Annuities Recapture. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

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

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Reinsurance recoverables	$2,400,478	$2,252,049
Policy loans	(15,776)	(15,118)
Deferred policy acquisition costs	(697,166)	(687,042)
Deferred sales inducements	(58,533)	(58,062)
Other assets	19,825	20,880
Other liabilities	50,271	39,231

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The reinsurance recoverables by counterparty are broken out below:

	September 30, 2017	December 31, 2016
	(in thousands)
Prudential Insurance	$819,103	$778,958
PAR U	787,865	725,572
PARCC	492,124	497,638
PAR Term	180,279	163,330
Term Re	107,559	73,895
Pruco Life	10,440	10,142
Unaffiliated	3,108	2,514
Total reinsurance recoverables	$2,400,478	$2,252,049

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Premiums:
Direct	$57,376	$53,304	$172,762	$161,347
Ceded	(53,950)	(48,400)	(163,136)	(195,682)
Net premiums	3,426	4,904	9,626	(34,335)
Policy charges and fee income:
Direct	96,618	82,036	314,799	195,114
Assumed	0	(2)	0	(2)
Ceded(1)	(90,789)	(76,504)	(285,065)	(137,228)
Net policy charges and fee income	5,829	5,530	29,734	57,884
Net investment income:
Direct	16,223	22,813	49,633	56,430
Ceded	(151)	(146)	(447)	(401)
Net investment income	16,072	22,667	49,186	56,029
Asset administration fees:
Direct	9,936	9,057	28,757	25,750
Ceded	(7,564)	(6,944)	(21,891)	(13,536)
Net asset administration fees	2,372	2,113	6,866	12,214
Realized investment gains (losses), net:
Direct	127,633	33,309	39,201	(236,237)
Ceded	(131,233)	(37,121)	(49,244)	329,682
Realized investment gains (losses), net	(3,600)	(3,812)	(10,043)	93,445
Policyholders’ benefits (including change in reserves):
Direct	69,360	103,234	220,229	219,878
Ceded(2)	(72,593)	(102,970)	(212,400)	(222,292)
Net policyholders’ benefits (including change in reserves)	(3,233)	264	7,829	(2,414)
Interest credited to policyholders’ account balances:
Direct	17,921	8,553	40,079	46,864
Ceded	(9,477)	(1,043)	(15,668)	(10,747)
Net interest credited to policyholders’ account balances	8,444	7,510	24,411	36,117
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(54,460)	(17,498)	(133,435)	(62,849)

(1)	"Policy charges and fee income ceded" includes $(4) million and $(3) million of unaffiliated activity for both the three and nine months ended September 30, 2017 and 2016, respectively.

(2)
"Policyholders’ benefits (including change in reserves) ceded" includes $(3) million and $(2) million of unaffiliated activity for the three months ended September 30, 2017 and 2016, respectively, and $(1) million for both the nine months ended September 30, 2017 and 2016.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The gross and net amounts of life insurance face amount in force as of September 30, 2017 and 2016 were as follows:

	2017	2016
	(in thousands)
Gross life insurance face amount in force	$134,814,151	$127,999,559
Reinsurance ceded	(122,782,744)	(116,739,835)
Net life insurance face amount in force	$12,031,407	$11,259,724

Information regarding significant affiliated reinsurance agreements is described below.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. Effective July 1, 2017, this agreement is being terminated for certain new policies, primarily Universal Life business, which was reinsured to Pruco Life under a yearly renewable term reinsurance agreement. Effective April 1, 2016 the Company has entered into a reinsurance agreement with Prudential Insurance to reinsure its variable annuity base contracts, along with the living benefit guarantees. See Note 1 for additional information related to the Variable Annuity Recapture.

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

Pruco Life

Effective July 1, 2017, the Company has entered into a yearly renewable term reinsurance agreement with Pruco Life for new business, primarily covering Universal Life policies. Under this agreement the majority of all mortality risk is ceded to Pruco Life. The Company also reinsures certain Corporate Owned Life Insurance (“COLI”) policies with Pruco Life. Through March 31, 2016, the Company reinsured Prudential Defined Income ("PDI") living benefit guarantees with Pruco Life. Effective April 1, 2016, the Company recaptured PDI living benefit guarantees from Pruco Life and reinsured them with Prudential Insurance. See Note 1 for additional information related to the Variable Annuities Recapture.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

8. EQUITY

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the nine months ended September 30, 2017 and 2016, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2016	$(70)	$12,231	$12,161
Change in OCI before reclassifications	37	22,659	22,696
Amounts reclassified from AOCI	0	1,014	1,014
Income tax benefit (expense)	(13)	(8,286)	(8,299)
Balance, September 30, 2017	$(46)	$27,618	$27,572

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2015	$(69)	$11,850	$11,781
Change in OCI before reclassifications	27	56,336	56,363
Amounts reclassified from AOCI	0	1,005	1,005
Income tax benefit (expense)	(9)	(20,070)	(20,079)
Balance, September 30, 2016	$(51)	$49,121	$49,070

(1)
Includes cash flow hedges of $(2) million and $5 million as of September 30, 2017 and December 31, 2016, respectively, and $3 million and $6 million as of September 30, 2016 and December 31, 2015, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/ Interest rate (3)	$18	$506	$(275)	$1,645
Net unrealized investment gains (losses) on available-for-sale securities (4)	(488)	(996)	(739)	(2,650)
Total net unrealized investment gains (losses)	(470)	(490)	(1,014)	(1,005)
Total reclassifications for the period	$(470)	$(490)	$(1,014)	$(1,005)

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/ benefits reclassified out of AOCI. Negative amounts indicate losses/ costs reclassified out of AOCI.

(3)	See Note 5 for additional information on cash flow hedges.

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

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders' Account Balances(1)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2016	147	173	123	(155)	288
Net investment gains (losses) on investments arising during the period	24	0	0	(8)	16
Reclassification adjustment for (gains) losses included in net income	(9)	0	0	3	(6)
Reclassification adjustment for OTTI (gains) losses excluded from net income (1)	4	0	0	(1)	3
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(268)	0	94	(174)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders' account balances	0	0	(9)	3	(6)
Balance, September 30, 2017	$166	$(95)	$114	$(64)	$121

(1)	Balances are net of reinsurance.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders' Account Balances(2)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2016	18,666	$(948)	$655	$(6,430)	11,943
Net investment gains (losses) on investments arising during the period	25,227	0	0	(8,830)	16,397
Reclassification adjustment for (gains) losses included in net income	(1,005)	0	0	352	(653)
Reclassification adjustment for OTTI (gains) losses excluded from net income (1)	(4)	0	0	1	(3)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(3,154)	0	1,104	(2,050)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders' account balances	0	0	2,867	(1,004)	1,863
Balance, September 30, 2017	$42,884	$(4,102)	$3,522	$(14,807)	$27,497

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.

(2)	Balances are net of reinsurance.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was $0.0 million for both the three months ended September 30, 2017 and 2016, and $0.1 million for both the nine months ended September 30, 2017 and 2016. The expense charged to the Company for the deferred compensation program was $0.2 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively, and $0.9 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company’s share of net expense for the pension plans was $0.7 million for both the three months ended September 30, 2017 and 2016, and $2 million for both the nine months ended September 30, 2017 and 2016.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.8 million for both the three months ended September 30, 2017 and 2016, and $3 million for both the nine months ended September 30, 2017 and 2016.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $0.3 million for both the three months ended September 30, 2017 and 2016, and $0.9 million for both the nine months ended September 30, 2017 and 2016.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $15 million and $18 million for the three months ended September 30, 2017 and 2016, respectively, and $46 million and $55 million for the nine months ended September 30, 2017 and 2016, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity.  The Company’s share of corporate expenses was $2 million for both the three months ended September 30, 2017 and 2016, and $6 million and $5 million for the nine months ended September 30, 2017 and 2016, respectively.

Corporate Owned Life Insurance

The Company has sold three Corporate Owned Life Insurance ("COLI") policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $2,219 million at September 30, 2017 and $1,992 million at December 31, 2016. Fees related to these COLI policies were $6 million for both the three months ended September 30, 2017 and 2016, and $19 million and $18 million for the nine months ended September 30, 2017 and 2016, respectively. The Company retains 10% of the mortality risk associated with these COLI policies up to $0.1 million per policy.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $0.6 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively, and $2 million for both the nine months ended September 30, 2017 and 2016. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 5 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other long-term investments" includes $28 million and $26 million as of September 30, 2017 and December 31, 2016, respectively. "Net investment income" related to these ventures includes a gain of $0.5 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively, and a gain of $2 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust ("AST"). Income received from ASTISI and PGIM Investments related to this agreement was $8 million and $7 million for the three months ended September 30, 2017 and 2016, respectively, and $22 million and $20 million for the nine months ended September 30, 2017 and 2016, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $2 million for both the three months ended September 30, 2017 and 2016, and $7 million and $6 million for the nine months ended September 30, 2017 and 2016, respectively. These revenues are recorded as “Asset administration fees” in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in “Other assets” at September 30, 2017 and December 31, 2016 were as follows:

	Maturity Dates			Interest Rates			September 30, 2017	December 31, 2016
							(in thousands)
U.S. Dollar floating rate notes			2028	2.73%	-	2.76%	$6,051	$0
U.S. Dollar fixed rate notes	2026	-	2028	0.00%	-	14.85%	3,547	9,866
Total long-term notes receivable - affiliated(1)							$9,598	$9,866

(1)	All long-term notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

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

Accrued interest receivable related to these loans was $0.1 million and $0.0 million at September 30, 2017 and December 31, 2016, respectively and is included in “Other assets”. Revenues related to these loans were $0.1 million for both the three months ended September 30, 2017 and 2016, and $0.2 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively, and are included in “Other income”.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Debt Agreements

The Company is authorized to borrow funds up to $200 million from affiliates to meet its capital and other funding needs. During the second quarter of 2016, the Company reassigned all the remaining debt to Prudential Insurance as part of the Variable Annuities Recapture. See Note 1 for additional information on the reassignment effective April 1, 2016. As of September 30, 2017, there was no debt outstanding.

The total interest expense to the Company related to loans payable to affiliates was $0.0 million for both the three months ended September 30, 2017 and 2016, and $0.0 million and $1 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of September 30, 2017, compared with December 31, 2016, and its consolidated results of operations for the three and six months ended September 30, 2017 and 2016. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Regulatory Developments

Fiduciary Rules

The U.S. Department of Labor’s (“DOL”) new fiduciary rules became applicable, in part, on June 9, 2017, with certain additional provisions scheduled to become applicable on January 1, 2018. In August 2017, the DOL issued a proposed 18-month extension of the January 1, 2018 applicability date to July 1, 2019. In connection with the ongoing examination of the rules as directed by President Trump in February 2017, the DOL also issued a request for information seeking public comment on the rules. In addition, the Secretary of Labor has stated that he will seek to engage with the U.S. Securities and Exchange Commission (the “SEC”) on the rules, and in June 2017, the Chairman of the SEC issued a public statement soliciting comments on the standard of conduct for investment advisers and broker-dealers when they provide advice to retail investors. The National Association of Insurance Commissioners ("NAIC") has also formed an Annuity Suitability Working Group which is considering the development of enhanced standards for the sale of annuities.  We cannot predict what impact these developments will have on the rules or the standard of conduct applicable to the Company.

Regulation as a Designated Financial Company

Presidential Memorandum Regarding the Financial Stability Oversight Council - In April 2017, President Trump issued a memorandum directing the Secretary of the Treasury, among other things, to conduct a review of the Financial Stability Oversight Council's (the "Council") process for designating non-bank financial companies (“Designated Financial Companies”) for supervision by the Board of Governors of the Federal Reserve System (the "FRB") and to report conclusions to the President within 180 days regarding issues raised in the memorandum, and recommendations for process improvements, including necessary legislative changes. We cannot predict what impact the review will ultimately have on the designation process or Prudential Financial.

The Financial CHOICE Act - In June 2017, the U.S. House of Representatives passed the Financial CHOICE Act, which would amend certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), including the authority of the Council to designate non-bank financial companies for FRB supervision. We cannot predict whether this or other legislation impacting Dodd-Frank will ultimately be passed into law, or how such legislation will impact Prudential Financial.

Resolution Planning - In July 2017, the FRB and the Federal Deposit Insurance Corporation announced that for Designated Financial Companies the next resolution plan filing deadline will be delayed from December 31, 2017 to December 31, 2018.

U.S. Department of the Treasury Report

In October 2017, in response to President Trump’s February 2017 executive order, the U.S. Department of the Treasury released a report titled “A Financial System That Creates Economic Opportunities - Asset Management and Insurance.” The report identifies laws, regulations and other requirements that promote or inhibit certain core principles of financial regulation that are outlined in the order. Among other things, the report recommends that primary federal and state regulators should focus on potential systemic risks arising from products and activities, and on implementing regulations that strengthen the asset management and insurance industries as a whole, rather than focus on an entity-based regulatory regime. The report also affirms the role of the U.S. state-based system of insurance regulation. In addition, the report also supports current efforts at the DOL to reexamine, and delay full implementation of, the fiduciary rules, and encourages the DOL and SEC to work with state insurance regulators to evaluate the impacts of a fiduciary rule across markets. The Company is evaluating the recommendations set forth in the report and their potential impact on our business. We cannot predict whether any of the recommendations will ultimately become laws, regulations or other requirements applicable to our business.

U.S. Tax Legislation

In September 2017, the Trump Administration and Republican Congressional leadership released a Unified Framework for Fixing Our Broken Tax Code ("the Framework") that is intended to serve as a template for the tax-writing committees as they develop tax reform legislation. The Framework would reduce the corporate tax rate to 20%, provide for a partial limitation of the deduction for net interest, introduce a territorial tax system with a one-time deemed repatriation tax and aim to repeal the corporate alternative minimum tax. The Framework does not address insurance industry specific provisions such as the dividends received deduction, tax reserves and deferred policy acquisition costs. The Framework would also reduce individual tax rates from seven brackets to three with a top rate of 35%, repeal the individual alternative minimum tax, increase the standard deduction, eliminate many other deductions and repeal the estate tax.

In November 2017, the Tax Cuts and Jobs Act (the “House Tax Bill”) was introduced in the U.S. House of Representatives. The House Tax Bill would, among other changes, permanently reduce the corporate tax rate from 35% to 20% and modify the taxation of life insurance companies and non-U.S. subsidiaries. For individuals and families, the House Tax Bill would also modify certain deductions and income tax brackets and repeal the alternative minimum tax.

We cannot predict whether the Framework and/or House Tax Bill will ultimately form the basis for changes in the tax laws applicable to the Company, our products or our customers, or the timing of any such changes. Tax reform may change the Company’s tax profile, make our products less attractive and/or reduce our statutory capital position. We are currently analyzing the House Tax Bill for the impact on the Company should it become law.

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

We offer certain variable annuities that provide our contractholders with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed living benefits (including versions with enhanced guaranteed minimum death benefits) and annuitization options. The majority of our currently sold contracts include an optional guaranteed living benefit. Certain optional living benefits provide, among other features, the ability to make withdrawals based on the highest daily contract value plus a specified return, credited for a period of time. This contract value is a notional amount that forms the basis for determining periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value. Certain optional living benefits can also be purchased with a companion optional death benefit, also based on a highest daily contract value. Our results are impacted by the fee rates we assess on our products. Some of our historical in force products have fee tiers that decline throughout the life of the contract while our newer products generally have lower fee rates.

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

Term Life Insurance

The Company offers a variety of term life insurance products, which represent 70% of our net individual life insurance in force at September 30, 2017, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

Variable Life Insurance

The Company offers a number of individual variable life insurance products, which represent 18% of our net individual life insurance in force at September 30, 2017, that give the policyholder the flexibility to change both the death benefit and premium payments, and provide the potential to earn returns linked to an underlying investment portfolio that the policyholder selects. The policyholder generally can make deposits for investments in a fixed-rate option which is part of our general account or in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed-rate option provide a guarantee of principal and are credited with interest at rates that we determine, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. The Company also offers a variable life product that has an optional flexible guarantee against lapse where policyholders can select the guarantee period. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance. A meaningful portion of the Company's individual life insurance profits, however, is associated with our large in force block of variable life insurance policies.

Universal Life Insurance

The Company offers universal life insurance products that feature flexible premiums and a crediting rate that we determine, subject to certain contractual minimums. Guaranteed universal life products, which represent 9% of our net individual life insurance in force at September 30, 2017, provide a guarantee of death benefits to remain in force when a policy would otherwise lapse due to insufficient cash value. The Company also offers other universal life insurance products which represent 3% of our net individual life insurance in force at September 30, 2017. These include products that allow the policyholders to allocate all or a portion of their account balance into an index account. The index account provides interest or an interest component linked to, but not an investment in, S&P 500 index performance over the following year, subject to certain participation rates and contractual minimums and maximums. Mortality and expense margins and net interest spread impact profits from universal life insurance.

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

The near-term future equity rate of return assumptions used in evaluating DAC and other costs for our domestic variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of September 30, 2017, our variable annuities and variable life insurance businesses assume an 8% long-term equity expected rate of return and a 4.2% near-term mean reversion equity rate of return.

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

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of newly adopted accounting pronouncements and accounting pronouncements issued but not yet adopted.

Changes in Financial Position

September 30, 2017 versus December 31, 2016

Total assets increased $1,400 million, from $16,848 million at December 31, 2016 to $18,248 million at September 30, 2017. Significant components were:

•	Separate account assets increased $1,207 million primarily driven by market appreciation and net flows, partially offset by policy charges.

•	Reinsurance recoverables increased $148 million. The change was primarily driven by an increase in reserves due to universal and term life business growth.

•	Total investments increased $48 million primarily driven by continued business growth of universal and term life, and unrealized investment gains, due to a decline in rates.

Total liabilities increased $1,456 million, from $16,341 million at December 31, 2016 to $17,797 million at September 30, 2017. Significant components were:

•	Separate account liabilities increased $1,207 million, corresponding to the increase in separate account assets described above.

•	Future policy benefits increased $119 million primarily due to universal and term life business growth, as discussed above.

•	Policyholders’ account balances increased $107 million primarily driven by universal life business growth.

Total equity decreased $57 million from $507 million at December 31, 2016 to $450 million at September 30, 2017, primarily driven by a return of capital partially offset by after-tax income and unrealized investment gains, due to a decline in rates.

Results of Operations

Income (loss) from Operations before Income Taxes

2017 to 2016 Three Months Comparison.

Income from operations before income taxes decreased $5 million from $13 million in the third quarter of 2016 to $8 million in the third quarter of 2017. This was primarily driven by lower non-coupon investments.

2017 to 2016 Nine Months Comparison.

Income from operations before income taxes decreased $68 million from $89 million in the first nine months of 2016 to $21 million in the first nine months of 2017. This was primarily driven by an unfavorable variance of $132 million from the recapture of the living benefit guarantees from Pruco Re, and subsequent ceding of the variable annuities business to Prudential Insurance as part of the Variable Annuities Recapture in the second quarter of 2016. Net fee income decreased $35 million, driven by the Variable Annuities Recapture. This was partially offset by the amortization of DAC and other costs, which resulted in a favorable variance of $66 million, driven by higher amortization due to NPR gains in the first quarter of 2016 primarily due to declining rates, and a favorable variance of $38 million driven by the results of our non-reinsured living benefit guarantees.

Revenues, Benefits and Expenses

2017 to 2016 Three Months Comparison

Revenues decreased $8 million from $33 million in the third quarter of 2016 to $25 million in the third quarter of 2017, primarily driven by lower net investment income resulting from lower non-coupon investments, as discussed above.

Benefits and expenses decreased $3 million from $20 million in the third quarter of 2016 to $17 million in the third quarter of 2017, primarily driven by favorable mortality expense.

2017 to 2016 Nine Months Comparison.

Revenues decreased $99 million from $188 million in the first nine months of 2016 to $89 million in the first nine months of 2017, primarily driven by the unfavorable variance of $104 million in realized investments gains (losses) due to the Variable Annuities Recapture as discussed above. Also contributing to the decrease, was a decline in policy charges and fee income and asset administration fees of $34 million primarily due to the ceding of the annuities business, as described above and $7 million decrease in net investment income primary driven by lower non-coupon investments. This was partially offset by $44 million increase in premiums due to consideration paid for the Variable Annuities Recapture, as discussed above.

Benefits and expenses decreased $32 million from $100 million in the first nine months of 2016 to $68 million in the first nine months of 2017, primarily driven by a favorable variance of $50 million in amortization of deferred policy acquisition costs and interest credited to policyholders’ account balances primarily driven by higher amortization due to NPR gains in the first quarter of 2016 primarily due to declining rates. Partially offsetting the above, was an increase in policyholders' benefits of $10 million and an increase of $8 million in general, administrative and other expenses primarily driven by the Variable Annuities Recapture as described above.

Variable Annuity Risks and Risk Mitigants

The following is a summary of: (i) the risks associated with Individual Annuities’ products; (ii) our strategies in mitigating those risks, including any updates to those strategies since the previous year end; and (iii) the related financial results. For a more detailed description of these items and their related accounting treatment, refer to the complete descriptions provided in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Our income tax provision amounted to an income tax benefit of $5.3 million, or (25.8)% of income from operations before income taxes in the first nine months of 2017, compared to an income tax expense of $12.3 million, or 15.0% of income from operations before income taxes in the first nine months of 2016. The Company’s current and prior effective tax rates differed from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits, and domestic production activities deduction.

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

Capital

Our capital management framework is primarily based on statutory RBC measures. The RBC ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the NAIC. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation; however, as of September 30, 2017 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

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
Cash Flow

The principal sources of the Company’s liquidity are premiums and certain annuity considerations, investment and fee income, investment maturities and sales as well as internal borrowings. The principal uses of that liquidity include benefits, claims, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity may include commissions, general and administrative expenses, purchases of investments, the payment of dividends to the parent company, hedging and reinsurance activity and payments in connection with financing activities.
Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, fixed maturities that are not designated as held-to-maturity and public equity securities. As of September 30, 2017 and December 31, 2016 the Company had liquid assets of $1,298 million and $1,227 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $43 million and $68 million as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, $1,166 million, or 94%, of the fixed maturity investments in Company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $72 million, or 6%, of these fixed maturity investments were rated other than high or highest quality.

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

Affiliated captive reinsurance companies are used to finance the portion of the statutory reserves required to be held under Regulation XXX and Guideline AXXX that is considered non-economic. The financing arrangements involve term and universal life business we reinsure to our affiliated captive reinsurers. The surplus notes issued by those affiliated captives are treated as capital for statutory purposes. As of September 30, 2017, our affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to $10.15 billion of surplus notes in return for the receipt of credit-linked notes ("Credit-Linked Note Structures"). Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. As of September 30, 2017, an aggregate of $8.84 billion of surplus notes was outstanding under our affiliated captives' Credit-Linked Note Structures, reflecting an increase of $1.08 billion from December 31, 2016.

As of September 30, 2017, our affiliated captive reinsurance companies had outstanding an aggregate of $2.8 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.9 billion relates to Regulation XXX reserves and approximately $1.9 billion relates to Guideline AXXX reserves, and all of which was issued directly by or guaranteed by Prudential Financial. Under certain of the financing arrangements pursuant to which this debt was issued, Prudential Financial has agreed to make capital contributions to the applicable affiliated captive reinsurance company to reimburse it for investment losses or to maintain its capital above prescribed minimum levels. In addition, as of September 30, 2017, for purposes of financing Guideline AXXX reserves, our affiliated captives had outstanding approximately $4.0 billion of surplus notes that were issued to Prudential Financial in exchange for promissory notes of affiliates guaranteed by Prudential Financial.

The NAIC’s actuarial guideline known as “AG 48” requires us to hold cash and rated securities in greater amounts than we previously held to support economic reserves for certain of our term and universal life policies reinsured to a captive. The additional asset requirement as of December 31, 2015, was approximately $400 million and the requirement as of December 31, 2016 was an additional $600 million, for a total additional asset requirement of approximately $1.0 billion. The additional asset requirement of $1.0 billion was funded using a combination of existing assets and newly purchased assets sourced from affiliated financing. We believe our affiliated captive reinsurance companies have sufficient internal and affiliated resources to satisfy the additional asset requirement through 2017.

In June 2016, the NAIC adopted a recommendation that will activate a principles-based reserving approach for life insurance products. At the Company's discretion, it may be applied to new individual life insurance business beginning as early as January 1, 2017, and must be applied for all new individual life insurance business issued January 1, 2020 and later. During 2017, we introduced updated versions of our guaranteed universal life products and adopted principles-based reserving for these products. The updated products are expected to support the principles-based statutory reserve level without the need for captive reserve financing or additional assets under AG 48. The Company is continuing to assess the impact of this new reserving approach on projected statutory reserve levels and product pricing for its remaining portfolio of individual life product offerings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of September 30, 2017, there have been no material changes in our economic exposure to market risk from December 31, 2016, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2016, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2016, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of September 30, 2017. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EXHIBIT INDEX

31.1 Section 302 Certification of the Chief Executive Officer

31.2 Section 302 Certification of the Chief Financial Officer

32.1 Section 906 Certification of the Chief Executive Officer

32.2 Section 906 Certification of the Chief Financial Officer

101.INS - XBRL Instance Document

101.SCH - XBRL Taxonomy Extension Schema Document.

101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB - XBRL Taxonomy Extension Label Linkbase Document

101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF - XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pruco Life Insurance Company of New Jersey

By:	/s/ John Chieffo
Name:	John Chieffo
Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)
Date: November 9, 2017