Form 10-Q
period 2018-03-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2018-05-10
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 __________________________
FORM 10-Q
 __________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of May 10, 2018, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding. As of such date, Pruco Life Insurance Company, an Arizona corporation, owned all of the Registrant’s Common Stock.
Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey and its subsidiary. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey and its subsidiary will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products, in particular our variable annuities, which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, human error or misconduct, and external events, such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data or (d) reliance on third-parties, including to distribute our products; (7) changes in the regulatory landscape, including related to (a) regulation under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (b) changes in tax laws, (c) the U.S. Department of Labor’s fiduciary rules and other fiduciary rule developments, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) ratings downgrades; (10) market conditions that may adversely affect the sales or persistency of our products; (11) competition; and (12) reputational damage. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2017 for discussion of certain risks relating to our business and investment in our securities.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Financial Position
March 31, 2018 and December 31, 2017 (in thousands, except share amounts)

	March 31, 2018	December 31, 2017
ASSETS
Fixed maturities, available for sale, at fair value (amortized cost: 2018– $1,249,609; 2017–$1,204,166)	$1,273,391	$1,261,237
Fixed maturities, trading, at fair value (amortized cost: 2018–$7,446; 2017–$7,446) (1)	6,722	6,643
Equity securities, at fair value (cost: 2018–$10,114; 2017–$8,114) (1)	12,406	10,842
Policy loans	195,683	193,244
Commercial mortgage and other loans	123,147	121,796
Other invested assets (includes $2,728 and $726 measured at fair value at March 31, 2018 and December 31, 2017, respectively)(1)	48,704	46,803
Total investments	1,660,053	1,640,565
Cash and cash equivalents	25,818	44,618
Deferred policy acquisition costs	149,205	145,451
Accrued investment income	17,218	16,580
Reinsurance recoverables	2,416,708	2,480,848
Receivables from parent and affiliates	41,148	43,051
Income taxes receivable	6,698	0
Other assets	26,836	27,328
Separate account assets	14,119,469	14,245,159
TOTAL ASSETS	$18,463,153	$18,643,600
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$2,137,306	$2,083,582
Future policy benefits	1,619,803	1,707,184
Cash collateral for loaned securities	4,337	15,208
Income taxes payable	0	241
Short-term debt to affiliates	80	0
Payables to parent and affiliates	26,837	22,236
Other liabilities	106,514	103,632
Separate account liabilities	14,119,469	14,245,159
TOTAL LIABILITIES	18,014,346	18,177,242
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock ($5 par value; 400,000 shares authorized, issued and outstanding)	2,000	2,000
Additional paid-in capital	213,261	211,961
Retained earnings	222,566	218,067
Accumulated other comprehensive income	10,980	34,330
TOTAL EQUITY	448,807	466,358
TOTAL LIABILITIES AND EQUITY	$18,463,153	$18,643,600
(1) Prior period amounts have been reclassified to conform to current period presentation. See "Adoption of ASU 2016-01" in Note 2 for details.
See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2018 and 2017 (in thousands)

	Three Months Ended March 31,
	2018	2017
REVENUES
Premiums	$2,497	$2,183
Policy charges and fee income	24,814	18,376
Net investment income	16,549	16,472
Asset administration fees	1,306	2,192
Other income	371	1,591
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	0	(80)
Other realized investment gains (losses), net	(3,931)	(3,492)
Total realized investment gains (losses), net	(3,931)	(3,572)
TOTAL REVENUES	41,606	37,242
BENEFITS AND EXPENSES
Policyholders’ benefits	8,552	12,379
Interest credited to policyholders’ account balances	8,564	7,821
Amortization of deferred policy acquisition costs	5,967	2,003
General, administrative and other expenses	7,756	8,433
TOTAL BENEFITS AND EXPENSES	30,839	30,636
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	10,767	6,606
Income tax expense (benefit)	747	450
NET INCOME (LOSS)	$10,020	$6,156
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(235)	4
Net unrealized investment gains (losses)	(36,561)	6,192
Total	(36,796)	6,196
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(7,728)	2,168
Other comprehensive income (loss), net of tax	(29,068)	4,028
COMPREHENSIVE INCOME (LOSS)	$(19,048)	$10,184

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Equity
Three Months Ended March 31, 2018 and 2017 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2017	$2,000	$211,961	$218,067	$34,330	$466,358
Cumulative effect of adoption of ASU 2016-01			372	(175)	197
Cumulative effect of adoption of ASU 2018-02			(5,893)	5,893	0
Contributed capital		1,300			1,300
Comprehensive income (loss):
Net income (loss)			10,020		10,020
Other comprehensive income (loss), net of tax				(29,068)	(29,068)
Total comprehensive income (loss)					(19,048)
Balance, March 31, 2018	$2,000	$213,261	$222,566	$10,980	$448,807

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2016	$2,000	$209,786	$282,810	$12,161	$506,757
Contributed capital		1,300			1,300
Comprehensive income (loss):
Net income (loss)			6,156		6,156
Other comprehensive income (loss), net of tax				4,028	4,028
Total comprehensive income (loss)					10,184
Balance, March 31, 2017	$2,000	$211,086	$288,966	$16,189	$518,241

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Cash Flows
Three Months Ended March 31, 2018 and 2017 (in thousands)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,020	$6,156
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(7,442)	1,342
Interest credited to policyholders’ account balances	8,564	7,821
Realized investment (gains) losses, net	3,931	3,572
Amortization and other non-cash items	(1,429)	(1,693)
Change in:
Future policy benefits	56,784	65,666
Reinsurance recoverables	(47,524)	(53,215)
Accrued investment income	(638)	(57)
Net payables to/receivables from parent and affiliates	3,099	4,625
Deferred policy acquisition costs	(1,751)	(3,389)
Income taxes	735	438
Derivatives, net	(3,711)	899
Other, net	(1,824)	(12,474)
Cash flows from (used in) operating activities	18,814	19,691
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	8,045	83,171
Equity securities (1)	0	5
Policy loans	5,710	5,749
Ceded policy loans	(286)	(505)
Short-term investments	0	11,000
Commercial mortgage and other loans	597	3,606
Other invested assets (1)	179	504
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(49,327)	(107,609)
Equity securities (1)	(2,000)	(2,000)
Policy loans	(6,450)	(4,627)
Ceded policy loans	643	538
Short-term investments	0	(16,979)
Commercial mortgage and other loans	(1,595)	(4,960)
Other invested assets (1)	(1,265)	(662)
Notes receivable from parent and affiliates, net	155	111
Derivatives, net	(90)	(41)
Other, net	(139)	0
Cash flows from (used in) investing activities	(45,823)	(32,699)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	123,760	113,019
Ceded policyholders’ account deposits	(81,829)	(83,573)
Policyholders’ account withdrawals	(62,539)	(51,160)

Ceded policyholders’ account withdrawals	39,776	34,152
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(10,870)	(7,724)
Net change in financing arrangements (maturities 90 days or less)	80	500
Drafts outstanding	(169)	(1,336)
Cash flows from (used in) financing activities	8,209	3,878
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,800)	(9,130)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	44,618	56,984
CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,818	$47,854
(1) Prior period amounts have been reclassified to conform to current period presentation. See Note 2 for details.

Significant Non-Cash Transactions

There were no significant non-cash transactions for the three months ended March 31, 2018 and 2017.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Adoption of ASU 2016-01

Effective January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities using a modified retrospective method. Adoption of this ASU impacted the Company’s accounting and presentation related to equity investments. The most significant impact is that the changes in fair value of equity securities previously classified as “available for sale” are to be reported in net income within “Other income” in the Consolidated Statements of Operations. Prior to this, the changes in fair value on equity securities classified as “available for sale” were reported in “Accumulated other comprehensive income”.

The impacts of this ASU on the Company’s Consolidated Financial Statements can be categorized as follows: (1) Changes to the presentation within the Consolidated Statements of Financial Position; (2) Cumulative-effect Adjustment Upon Adoption; and (3) Changes to Accounting Policies. Each of these components is described below. This section is meant to serve as an update to, and should be read in conjunction with Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

(1) Changes to the presentation within the Consolidated Statements of Financial Position

Because of the fundamental accounting changes as described in section "(3) Changes to Accounting Policies" below, the Company determined that changes to the presentation of certain balances in the investment section of the Company’s Consolidated Statements of Financial Position were also necessary to maintain clarity and logical presentation. The table below illustrates these changes by presenting the balances as previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and the reclassifications that were made, along with a footnote explanation of each reclassification.

	December 31, 2017
	As previously reported	Reclassifications			As currently reported
Consolidated Statements of Financial Position Line Items		(1)	(2)	(3)
	(in thousands)
Fixed maturities, available-for-sale, at fair value	$1,261,237				$1,261,237
*Fixed maturities, trading, at fair value	0		6,643		6,643
~~Equity securities, available-for-sale, at fair value~~	3,414	(3,414)			0
*Equity securities, at fair value	0	3,414	7,428		10,842
~~Trading account assets, at fair value~~	14,071		(14,071)		0
Policy loans	193,244				193,244
Short-term investments	0				0
Commercial mortgage and other loans	121,796				121,796
~~Other long-term investments~~	46,803			(46,803)	0
*Other invested assets	0			46,803	46,803
Total investments	$1,640,565	$0	$0	$0	$1,640,565
* - New line item effective January 1, 2018.
~~Strikethrough~~ - Eliminated line item effective January 1, 2018.

(1)	Retitled “Equity securities, available-for-sale, at fair value” to “Equity securities, at fair value” as equity securities can no longer be described as available-for-sale.

(2)	Eliminated the line item “Trading account assets, at fair value” and reclassified each component to another line item.

(3)	Retitled “Other long-term investments” to “Other invested assets”.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(2) Cumulative-effect Adjustment Upon Adoption

The provisions of ASU 2016-01 require that the Company apply the amendments through a cumulative-effect adjustment to the Consolidated Statements of Financial Position as of the beginning of the fiscal year of adoption. The following table illustrates the impact on the Company’s Consolidated Statement of Financial Position as a result of recording this cumulative-effect adjustment on January 1, 2018.

Summary of ASU 2016-01 Transition Impacts on the Consolidated Statement
of Financial Position upon Adoption on January 1, 2018

(in thousands)
Increase / (Decrease)
Other invested assets	$250
Total assets	$250
Income taxes	$53
Total liabilities	53
Accumulated other comprehensive income (loss)	(175)
Retained earnings	372
Total equity	197
Total liabilities and equity	$250

(3) Changes to Accounting Policies

This section summarizes the changes in our accounting policies resulting from the adoption of ASU 2016-01 as well as an update to the components of the financial statement line items impacted by the Company’s Consolidated Statements of Financial Position presentation changes described above.

ASSETS

Fixed maturities, trading is a new financial statement line item comprised of fixed maturities that are carried at fair value. Prior to the adoption of the standard, these fixed maturities were reported in “Trading account assets, at fair value”. Realized and unrealized gains and losses on these investments are reported in “Other income”, and interest and dividend income from these investments is reported in “Net investment income”.

Equity securities, at fair value is the new title of the financial statement line item formerly titled “Equity securities, available for sale, at fair value”. As a result of the adoption of the standard, equity securities previously reported in “Trading account assets, at fair value” were reclassified to “Equity securities, at fair value”. The retitled financial statement line is comprised of common stock and mutual fund shares, which are carried at fair value. Realized and unrealized gains and losses on these investments are reported in “Other income”, and dividend income is reported in “Net investment income” on the ex-dividend date. Prior to the adoption of the standard, for the equity investments reported in the financial statement line formerly titled “Equity securities, available for sale, at fair value,” the associated net realized gains and losses were included in “Realized investment gains (losses), net” and the associated net unrealized gains and losses were included in “Accumulated other comprehensive income (loss)” (“AOCI”). In addition, with the adoption of the standard, the identification of OTTI for these investments is no longer needed as all of these investments are now measured at fair value with changes in fair value reported in earnings.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other invested assets is the new title of the financial statement line formerly titled “Other long-term investments”. Investments previously reported in “Other long-term investments” were reclassified to “Other invested assets”. The retitled financial statement line consists of the Company’s non-coupon investments in Limited Partnerships and Limited Liability Companies ("LPs/LLCs")(other than operating joint ventures) and derivative assets. LPs/LLCs interests are accounted for using either the equity method of accounting, or at fair value with changes in fair value reported in “Other income”. Prior to the adoption of the standard, the Company applied the cost method of accounting for certain LPs/LLCs interests when its partnership interest was considered minor. The standard effectively eliminated the cost method of accounting for these equity investments. The Company’s income from investments in LPs/LLCs accounted for using the equity method, other than the Company’s investments in operating joint ventures, is included in “Net investment income”. The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method (including assessment for OTTI), the Company uses financial information provided by the investee, generally on a one to three month lag. For the investments reported at fair value with changes in fair value reported in current earnings, the associated realized and unrealized gains and losses are reported in “Other income”.

REVENUES AND BENEFITS AND EXPENSES

Other income includes realized and unrealized gains or losses from investments reported as “Fixed maturities, trading”, “Equity securities, at fair value”, and “Other invested assets” that are measured at fair value.

Other ASU adopted during the three months ended March 31, 2018.

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
		January 1, 2018 using the modified retrospective method which will include a cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption.	Adoption of the ASU did not have an impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
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
		January 1, 2018 using the retrospective method (with early adoption permitted provided that all amendments are adopted in the same period).	Adoption of the ASU did not have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash
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
	January 1, 2018 using the retrospective method (with early adoption permitted).	Adoption of the ASU did not have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
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

The Company early adopted the ASU effective January 1, 2018 and elected to apply the ASU in the period of adoption subsequent to recording the adoption impacts of ASU 2016-01 as described above. As a result, the Company reclassified stranded effects resulting from the Tax Act of 2017 by increasing accumulated other comprehensive income and decreasing retained earnings, each by $5.9 million.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

ASU issued but not yet adopted as of March 31, 2018

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

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth information relating to fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$17,735	$1,161	$0	$18,896	$0
Obligations of U.S. states and their political subdivisions	121,163	3,166	147	124,182	0
Foreign government bonds	58,055	107	1,661	56,501	0
Public utilities	204,138	8,511	1,509	211,140	0
All other U.S. public corporate securities	329,541	13,386	5,184	337,743	(45)
All other U.S. private corporate securities	174,882	2,150	2,227	174,805	0
All other foreign public corporate securities	48,802	1,318	1,065	49,055	0
All other foreign private corporate securities	142,131	7,071	786	148,416	0
Asset-backed securities(1)	25,388	1,158	0	26,546	(48)
Commercial mortgage-backed securities	118,898	703	3,113	116,488	0
Residential mortgage-backed securities(2)	8,876	747	4	9,619	(79)
Total fixed maturities, available-for-sale	$1,249,609	$39,478	$15,696	$1,273,391	$(172)

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

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

	December 31, 2017
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

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2018
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
Obligations of U.S. states and their political subdivisions	$15,462	$147	$0	$0	$15,462	$147
Foreign government bonds	42,198	1,368	6,006	293	48,204	1,661
Public utilities	44,875	1,090	6,736	419	51,611	1,509
All other U.S. public corporate securities	106,831	2,570	41,781	2,614	148,612	5,184
All other U.S. private corporate securities	106,759	1,789	10,119	438	116,878	2,227
All other foreign public corporate securities	13,500	340	6,782	725	20,282	1,065
All other foreign private corporate securities	20,282	274	6,701	512	26,983	786
Asset-backed securities	310	0	0	0	310	0
Commercial mortgage-backed securities	29,429	658	43,278	2,455	72,707	3,113
Residential mortgage-backed securities	284	4	0	0	284	4
Total fixed maturities, available-for-sale	$379,930	$8,240	$121,403	$7,456	$501,333	$15,696

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2017
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
Obligations of U.S. states and their political subdivisions	$0	$0	$0	$0	$0	$0
Foreign government bonds	3,354	42	6,210	119	9,564	161
Public utilities	8,797	263	7,014	146	15,811	409
All other U.S. public corporate securities	12,254	93	43,337	1,155	55,591	1,248
All other U.S. private corporate securities	38,778	377	10,401	232	49,179	609
All other foreign public corporate securities	5,565	27	7,369	530	12,934	557
All other foreign private corporate securities	8,671	148	11,333	711	20,004	859
Asset-backed securities	0	0	0	0	0	0
Commercial mortgage-backed securities	12,774	56	44,627	1,118	57,401	1,174
Residential mortgage-backed securities	0	0	0	0	0	0
Total fixed maturities, available-for-sale	$90,193	$1,006	$130,291	$4,011	$220,484	$5,017

As of March 31, 2018 and December 31, 2017, the gross unrealized losses on fixed maturity securities were composed of $14.5 million and $4.2 million, respectively, related to "1" highest quality or "2" high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $1.2 million and $0.8 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of March 31, 2018, the $7.5 million of gross unrealized losses on fixed maturity securities of twelve months or more were concentrated in commercial mortgage-backed securities and in the Company's corporate securities within the finance, transportation and foreign agencies sectors. As of December 31, 2017, the $4.0 million of gross unrealized losses on fixed maturity securities of twelve months or more were concentrated in commercial mortgage-backed securities and in the Company's corporate securities within the finance and technology sectors. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, the Company concluded that an adjustment to earnings for OTTI for these fixed maturity securities was not warranted at either March 31, 2018 or December 31, 2017. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of March 31, 2018, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	March 31, 2018
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$41,686	$42,307
Due after one year through five years	175,492	177,781
Due after five years through ten years	301,455	301,049
Due after ten years	577,814	599,601
Asset-backed securities	25,388	26,546
Commercial mortgage-backed securities	118,898	116,488
Residential mortgage-backed securities	8,876	9,619
Total fixed maturities, available-for-sale	$1,249,609	$1,273,391

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of fixed maturities, for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$0	$63,526
Proceeds from maturities/prepayments	8,801	31,638
Gross investment gains from sales and maturities	2	343
Gross investment losses from sales and maturities	0	(807)
OTTI recognized in earnings(2)	0	(80)

(1)	Includes $0.8 million and $12.0 million of non-cash related proceeds due to the timing of trade settlements for the three months ended March 31, 2018 and 2017, respectively.

(2)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss)” ("OCI"), representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of the impairment.

The following table sets forth a rollforward of pre-tax amounts remaining in OCI related to fixed maturity securities with credit loss impairments recognized in earnings, for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Credit loss impairments:
Balance, beginning of period	$561	$563
Increases due to the passage of time on previously recorded credit losses	11	10
Reductions for securities which matured, paid down, prepaid or were sold during the period	(12)	(7)
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	0	0
Assets transferred to parent and affiliates	0	0
Balance, end of period	$560	$566

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income,” was $(0.4) million and $0.7 million during the three months ended March 31, 2018 and 2017, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of "Commercial mortgage and other loans," as of the dates indicated:

	March 31, 2018		December 31, 2017
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$44,193	35.8%	$44,405	36.4%
Hospitality	10,195	8.3	10,263	8.4
Industrial	12,541	10.2	10,924	9.0
Office	17,959	14.6	17,738	14.5
Other	19,142	15.5	19,154	15.7
Retail	14,096	11.4	14,180	11.6
Total commercial mortgage loans	118,126	95.8	116,664	95.6
Agricultural property loans	5,209	4.2	5,312	4.4
Total commercial mortgage and agricultural property loans by property type	123,335	100.0%	121,976	100.0%
Valuation allowance	(188)		(180)
Total commercial mortgage and other loans	$123,147		$121,796

As of March 31, 2018, the commercial mortgage and agricultural property loans were geographically dispersed throughout the United States (with the largest concentrations in Illinois (16%), New York (13%) and Texas (10%)) and included loans secured by properties in Europe (8%).

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	March 31, 2018
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Balance, beginning of year	$179	$1	$180
Addition to (release of) allowance for losses	8	0	8
Charge-offs, net of recoveries	0	0	0
Total ending balance	$187	$1	$188

	December 31, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Balance, beginning of year	$207	$2	$209
Addition to (release of) allowance for losses	(28)	(1)	(29)
Charge-offs, net of recoveries	0	0	0
Total ending balance	$179	$1	$180

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	March 31, 2018
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	187	1	188
Total ending balance(1)	$187	$1	$188
Recorded investment(2):
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	118,126	5,209	123,335
Total ending balance(1)	$118,126	$5,209	$123,335

(1)	As of March 31, 2018, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	179	1	180
Total ending balance(1)	$179	$1	$180
Recorded investment(2):
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	116,664	5,312	121,976
Total ending balance(1)	$116,664	$5,312	$121,976

(1)	As of December 31, 2017, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

The following tables set forth certain key credit quality indicators for commercial mortgage and agricultural property loans based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	March 31, 2018
	Debt Service Coverage Ratio
	≥ 1.2X	1.0X to < 1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$82,979	$1,267	$0	$84,246
60%-69.99%	27,908	5,463	1,993	35,364
70%-79.99%	0	3,725	0	3,725
80% or greater	0	0	0	0
Total loans	$110,887	$10,455	$1,993	$123,335

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2017
	Debt Service Coverage Ratio
	≥ 1.2X	1.0X to < 1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$83,304	$0	$0	$83,304
60%-69.99%	27,727	3,155	2,009	32,891
70%-79.99%	0	5,781	0	5,781
80% or greater	0	0	0	0
Total loans	$111,031	$8,936	$2,009	$121,976

The following tables set forth an aging of past due commercial mortgage and other loans, based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	March 31, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$118,126	$0	$0	$0	$118,126	$0
Agricultural property loans	5,209	0	0	0	5,209	0
Total	$123,335	$0	$0	$0	$123,335	$0

(1)	As of March 31, 2018, there were no loans in this category accruing interest.

(2)
For additional information regarding the Company's policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

	December 31, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$116,664	$0	$0	$0	$116,664	$0
Agricultural property loans	5,312	0	0	0	5,312	0
Total	$121,976	$0	$0	$0	$121,976	$0

(1)	As of December 31, 2017, there were no loans in this category accruing interest.

(2)
For additional information regarding the Company's policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

For the three months ended March 31, 2018 and 2017, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. For the three months ended March 31, 2018 and 2017, there were no new troubled debt restructurings related to commercial mortgage and other loans with payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the twelve months preceding. As of both March 31, 2018 and December 31, 2017, the Company had no significant commitments to provide additional funds to borrowers that had been involved in a troubled debt restructuring. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	March 31, 2018	December 31, 2017
	(in thousands)
Company's investment in separate accounts	$2,866	$2,726
LPs/LLCs:
Equity method:
Private equity	13,345	12,350
Hedge funds	28,466	28,167
Real estate-related	1,299	1,112
Subtotal equity method	43,110	41,629
Fair value:
Private equity	1,246	1,141
Hedge funds	107	121
Real estate-related	1,375	1,186
Subtotal fair value(1)	2,728	2,448
Total LPs/LLCs	45,838	44,077
Derivative instruments	0	0
Total other invested assets(2)	$48,704	$46,803

(1)	As of December 31, 2017, $2.3 million was accounted for under the cost method.

(2)	Prior period amounts have been reclassified to conform to current period presentation. For additional information, see Note 2.

Net Investment Income

The following table sets forth "Net investment income" by investment type, for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Fixed maturities, available-for-sale	$12,639	$11,618
Fixed maturities, trading	82	74
Equity securities, at fair value	91	91
Commercial mortgage and other loans	1,239	2,066
Policy loans	2,657	2,577
Short-term investments and cash equivalents	89	112
Other invested assets	673	900
Gross investment income	17,470	17,438
Less: investment expenses	(921)	(966)
Net investment income(1)	$16,549	$16,472

(1)	Prior period amounts have been reclassified to conform to current period presentation.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

The following table sets forth "Realized investment gains (losses), net," by investment type, for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Fixed maturities(1)	$2	$(544)
Commercial mortgage and other loans	(8)	8
LPs/LLCs	48	(1)
Derivatives(2)	(3,973)	(3,029)
Short term investments and cash equivalents	0	(6)
Realized investment gains (losses), net	$(3,931)	$(3,572)

(1)	Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

(2)	Includes the hedged items offset in qualifying fair value hedge accounting relationships.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	March 31, 2018	December 31, 2017
	(in thousands)
Fixed maturity securities, available-for-sale—with OTTI	$167	$162
Fixed maturity securities, available-for-sale—all other	23,615	56,909
Equity securities, available-for-sale(1)	0	270
Derivatives designated as cash flow hedges(2)	(9,473)	(5,036)
Affiliated notes	595	682
Other investments	(15)	(288)
Net unrealized gains (losses) on investments	$14,889	$52,699

(1)	Effective January 1, 2018, unrealized gains (losses) on equity securities are recorded within "Other income."

(2)	For more information on cash flow hedges, see Note 4.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of March 31, 2018 and December 31, 2017, the Company had no repurchase agreements.

The following table sets forth the composition of "Cash collateral for loaned securities," which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	March 31, 2018			December 31, 2017
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$0	$10,310	$10,310
Foreign government bonds	1,272	0	1,272	4,420	0	4,420
U.S. public corporate securities	2,616	0	2,616	0	0	0
Foreign public corporate securities	449	0	449	478	0	478
Total cash collateral for loaned securities(1)	$4,337	$0	$4,337	$4,898	$10,310	$15,208

(1)	The Company did not have any agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

4.    DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies

The Company utilizes various derivative instruments and strategies to manage its risk. Commonly used derivative instruments include, but are not necessarily limited to:
•Interest rate contracts: futures, swaps, options, swaptions, caps and floors
•Equity contracts: futures, options and total return swaps
•Foreign exchange contracts: futures, options, forwards and swaps
•Credit contracts: single and index reference credit default swaps
•Other contracts: embedded derivatives

For detailed information on these contracts and the related strategies, see Note 10 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivative contracts by the primary underlying risk, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral, and non-performance risk ("NPR").

	March 31, 2018			December 31, 2017
	Notional	Gross Fair Value		Notional	Gross Fair Value
Primary Underlying Risk/Instrument Type		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$120,645	$755	$(11,712)	$110,240	$1,320	$(6,869)
Total Qualifying Hedges	$120,645	$755	$(11,712)	$110,240	$1,320	$(6,869)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$59,075	$2,285	$0	$59,075	$3,766	$0
Credit
Credit Default Swaps	756	0	(37)	1,594	0	(96)
Currency/Interest Rate
Foreign Currency Swaps	16,815	929	(543)	22,237	1,748	(674)
Foreign Currency
Foreign Currency Forwards	1,652	0	(21)	1,888	0	(52)
Equity
Equity Options	180,900	6,750	(1,995)	152,800	8,125	(2,813)
Total Non-Qualifying Hedges	$259,198	$9,964	$(2,596)	$237,594	$13,639	$(3,635)
Total Derivatives(1)	$379,843	$10,719	$(14,308)	$347,834	$14,959	$(10,504)

(1)	Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks.

The fair value of the embedded derivatives, included in "Future policy benefits," was a net liability of $358 million and $472 million as of March 31, 2018 and December 31, 2017, respectively. The fair value of the related reinsurance recoverables, included in "Reinsurance recoverables," was a net asset of $358 million and $472 million as of March 31, 2018 and December 31, 2017, respectively. See Note 7 for additional information on these reinsurance agreements.

The fair value of the embedded derivatives, included in "Policyholders' account balances," was a net liability of $5 million and $5 million as of March 31, 2018 and December 31, 2017, respectively. There was no related reinsurance recoverables at each respective period.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Offsetting Assets and Liabilities

The following table presents recognized derivative instruments (excluding embedded derivatives and associated reinsurance recoverables), and repurchase and reverse repurchase agreements that are offset in the Unaudited Interim Consolidated Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Unaudited Interim Consolidated Statements of Financial Position.

	March 31, 2018
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives (1)	$10,719	$(10,719)	$0	$0	$0
Securities purchased under agreements to resell	14,500	0	14,500	(14,500)	0
Total Assets	$25,219	$(10,719)	$14,500	$(14,500)	$0
Offsetting of Financial Liabilities:
Derivatives (1)	$14,308	$(10,501)	$3,807	$(3,807)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$14,308	$(10,501)	$3,807	$(3,807)	$0

	December 31, 2017
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives (1)	$14,959	$(14,959)	$0	$0	$0
Securities purchased under agreements to resell	43,000	0	43,000	(43,000)	0
Total Assets	$57,959	$(14,959)	$43,000	$(43,000)	$0
Offsetting of Financial Liabilities:
Derivatives (1)	$10,504	$(9,941)	$563	$0	$563
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$10,504	$(9,941)	$563	$0	$563

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 9. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

	Three Months Ended March 31, 2018
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$313	$(410)	$(4,437)
Total cash flow hedges	0	313	(410)	(4,437)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(874)	0	0	0
Currency	(54)	0	0	0
Currency/Interest Rate	(921)	0	(7)	0
Credit	(1)	0	0	0
Equity	(573)	0	0	0
Embedded Derivatives	(1,550)	0	0	0
Total non-qualifying hedges	(3,973)	0	(7)	0
Total	$(3,973)	$313	$(417)	$(4,437)

	Three Months Ended March 31, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$107	$(95)	$(1,255)
Total cash flow hedges	0	107	(95)	(1,255)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(14)	0	0	0
Currency	(43)	0	0	0
Currency/Interest Rate	(219)	0	1	0
Credit	(31)	0	0	0
Equity	685	0	0	0
Embedded Derivatives	(3,407)	0	0	0
Total non-qualifying hedges	(3,029)	0	1	0
Total	$(3,029)	$107	$(94)	$(1,255)

(1)	Amounts deferred in AOCI.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For the three months ended March 31, 2018 and 2017, the ineffective portion of derivatives accounted for using hedge accounting were de minimis to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2017	$(5,036)
Net deferred gains/(losses) on cash flow hedges from January 1 to March 31, 2018	(5,091)
Amounts reclassified into current period earnings	654
Balance, March 31, 2018	$(9,473)

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using March 31, 2018 values, it is estimated that a pre-tax gain of $1.3 million will be reclassified from AOCI to earnings during the subsequent twelve months ending March 31, 2019, offset by amounts pertaining to the hedged items.

As of March 31, 2018, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 31 years.

Credit Derivatives

The Company has no exposure from credit derivative positions where it has written credit protection as of March 31, 2018 and December 31, 2017.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. The Company has outstanding notional amounts of $1 million and $2 million reported at fair value as a liability of $0.0 million and $0.1 million as of March 31, 2018 and December 31, 2017, respectively.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparty to financial derivative transactions with a positive fair value. The Company manages credit risk by entering into derivative transactions with its affiliate, Prudential Global Funding LLC (“PGF”), related to its over-the-counter ("OTC") derivatives. PGF, in turn, manages its credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreement as applicable; (ii) trading through a central clearing and OTC; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.

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

For a discussion of the Company's valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 9 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	As of March 31, 2018
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$18,896	$0	$0	$18,896
Obligations of U.S. states and their political subdivisions	0	124,182	0	0	124,182
Foreign government bonds	0	56,501	0	0	56,501
U.S. corporate public securities	0	475,145	0	0	475,145
U.S. corporate private securities	0	222,222	13,912	0	236,134
Foreign corporate public securities	0	49,055	0	0	49,055
Foreign corporate private securities	0	160,116	709	0	160,825
Asset-backed securities (2)	0	18,480	8,066	0	26,546
Commercial mortgage-backed securities	0	116,295	193	0	116,488
Residential mortgage-backed securities	0	9,423	196	0	9,619
Subtotal	0	1,250,315	23,076	0	1,273,391
Fixed maturities, trading	0	6,722	0	0	6,722
Equity securities	0	5,223	7,183	0	12,406
Short-term investments	0	0	0	0	0
Cash equivalents	0	0	0	0	0
Other invested assets(3)	0	10,719	0	(10,719)	0
Reinsurance recoverables	0	0	358,391	0	358,391
Receivables from parent and affiliates	0	3,182	6,029	0	9,211
Subtotal excluding separate account assets	0	1,276,161	394,679	(10,719)	1,660,121
Separate account assets(4)(5)	0	12,344,832	0	0	12,344,832
Total assets	$0	$13,620,993	$394,679	$(10,719)	$14,004,953
Future policy benefits(6)	$0	$0	$358,391	$0	$358,391
Policyholders' account balances	0	0	4,910	0	4,910
Payables to parent and affiliates	0	14,308	0	(10,501)	3,807
Total liabilities	$0	$14,308	$363,301	$(10,501)	$367,108

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2017
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$19,296	$0	$0	$19,296
Obligations of U.S. states and their political subdivisions	0	127,868	0	0	127,868
Foreign government bonds	0	29,705	0	0	29,705
U.S. corporate public securities	0	497,522	0	0	497,522
U.S. corporate private securities	0	228,219	13,871	0	242,090
Foreign corporate public securities	0	37,681	0	0	37,681
Foreign corporate private securities	0	149,063	645	0	149,708
Asset-backed securities(2)	0	16,239	11,575	0	27,814
Commercial mortgage-backed securities	0	119,527	0	0	119,527
Residential mortgage-backed securities	0	10,026	0	0	10,026
Subtotal	0	1,235,146	26,091	0	1,261,237
Fixed maturities, trading(7)	0	6,643	0	0	6,643
Equity securities(7)	0	3,414	7,428	0	10,842
Short-term investments	0	0	0	0	0
Cash equivalents	0	0	0	0	0
Other invested assets(3)(7)	0	14,959	0	(14,959)	0
Reinsurance recoverables	0	0	472,157	0	472,157
Receivables from parent and affiliates	0	9,377	0	0	9,377
Subtotal excluding separate account assets	0	1,269,539	505,676	(14,959)	1,760,256
Separate account assets(4)(5)	0	12,454,118	0	0	12,454,118
Total assets	$0	$13,723,657	$505,676	$(14,959)	$14,214,374
Future policy benefits(6)	$0	$0	$472,157	$0	$472,157
Policyholders' account balances	0	0	5,463	0	5,463
Payables to parent and affiliates	0	10,504	0	(9,941)	563
Total liabilities	$0	$10,504	$477,620	$(9,941)	$478,183

(1)
“Netting” amounts represent cash collateral of $0.2 million and $5.0 million as of March 31, 2018 and December 31, 2017, respectively. The impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

(2)	Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)
Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of March 31, 2018 and December 31, 2017, the fair value of such investments were $2.7 million and $0.7 million, respectively.

(4)
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

(5)
Separate account assets included in the fair value hierarchy exclude investments in entities that calculate net asset value per share ("NAV") (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, for which fair value is measured at net asset value per share (or its equivalent). At March 31, 2018 and December 31, 2017, the fair value of such investments was $1,775 million and 1,791 million, respectively.

(6)
As of March 31, 2018, the net embedded derivative liability position of $358 million includes $88 million of embedded derivatives in an asset position and $446 million of embedded derivatives in a liability position. As of December 31, 2017, the net embedded derivative liability position of $472 million includes $77 million of embedded derivatives in an asset position and $549 million of embedded derivatives in a liability position.

(7)	Prior period amounts have been reclassified to conform to current period presentation. See Note 2 for details.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Transfers between Levels 1 and 2 – Transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported at the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate account. The fair value of foreign common stock held in the Company's Separate account may reflect differences in market levels between the close of foreign trading markets and the close of U.S. trading markets for the respective day. Dependent on the existence of such a timing difference, the assets may move between Level 1 and Level 2. During the three months ended March 31, 2018 and 2017, there were no transfers between Level 1 and Level 2.

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of March 31, 2018
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$14,621	Discounted cash flow	Discount rate	5.75%	19.27%	7.88%	Decrease
Reinsurance recoverables	$358,391	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits(3)	$358,391	Discounted cash flow	Lapse rate(4)	1%	12%		Decrease
			Spread over LIBOR(5)	0.24%	1.21%		Decrease
			Utilization rate(6)	52%	97%		Increase
			Withdrawal rate			See table footnote (7) below
			Mortality rate (8)	0%	14%		Decrease
			Equity volatility curve	16%	24%		Increase

	As of December 31, 2017
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$14,516	Discounted cash flow	Discount rate	5.06%	22.23%	7.53%	Decrease
Reinsurance recoverables	$472,157	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits(3)	$472,157	Discounted cash flow	Lapse rate(4)	1%	12%		Decrease
			Spread over LIBOR(5)	0.12%	1.10%		Decrease
			Utilization rate(6)	52%	97%		Increase
			Withdrawal rate	See table footnote(7) below.
			Mortality rate(8)	0%	14%		Decrease
			Equity volatility curve	13%	24%		Increase

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

(2)	Includes assets classified as fixed maturities available-for-sale.

(3)
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

(5)
The spread over the London Inter-Bank Offered Rate ("LIBOR") swap curve represents the premium added to the proxy for the risk-free rate (LIBOR) to reflect our estimates of rates that a market participant would use to value living benefit contracts in both the accumulation and payout phases. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because both funding agreements and living benefit contracts are insurance liabilities and are therefore senior to debt.

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

(7)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of March 31, 2018 and December 31, 2017, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

Interrelationships Between Unobservable Inputs – In addition to the sensitivities of fair value measurements to changes in each unobservable input in isolation, as reflected in the table above, interrelationships between these inputs may also exist, such that a change in one unobservable input may give rise to a change in another, or multiple, inputs. For the discussion of the relationships between unobservable inputs as well as market factors that may affect the range of inputs used in the valuation of Level 3 assets and liabilities, see Note 9 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in Level 3 Assets and Liabilities – The following tables describe changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods. When a determination is made to classify assets and liabilities within Level 3, the determination is based on significance of the unobservable inputs in the overall fair value measurement. Transfers into Level 3 are generally the result of unobservable inputs utilized within valuation methodologies or the use of indicative broker quotes for assets that were previously valued using observable inputs. Transfers out of Level 3 are generally due to the use of observable inputs in valuation methodologies as well as the availability of pricing service information for certain assets that the Company can validate. For further information on valuation processes, see Note 9 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

	Three Months Ended March 31, 2018
	Fixed Maturities Available-for-Sale
	Corporate Securities(1)	Structured Securities(2)	Equity Securities
	(in thousands)
Fair Value, beginning of period	$14,516	$11,575	$7,428
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	0
Asset administration fees and other income	0	0	(245)
Included in other comprehensive income (loss)	163	2	0
Net investment income	29	3	0
Purchases	60	190	0
Sales	0	0	0
Issuances	0	0	0
Settlements	(147)	(5)	0
Transfers into Level 3(4)	0	196	0
Transfers out of Level 3(4)	0	(3,506)	0
Other	0	0	0
Fair Value, end of period	$14,621	$8,455	$7,183
Unrealized gains (losses) for assets still held(5):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0
Asset administration fees and other income	$0	$0	$(245)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2018
	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits	Policyholders' Account Balances
	(in thousands)
Fair Value, beginning of period	$472,157	$0	$(472,157)	$(5,463)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(6)	(135,121)	0	135,121	617
Asset administration fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	(18)	0	0
Net investment income	0	0	0	0
Purchases	21,355	0	0	0
Sales	0	0	0	0
Issuances	0	0	(21,355)	0
Settlements	0	0	0	(64)
Transfers into Level 3(4)	0	6,047	0	0
Transfers out of Level 3(4)	0	0	0	0
Other	0	0	0	0
Fair Value, end of period	$358,391	$6,029	$(358,391)	$(4,910)
Unrealized gains (losses) for assets/liabilities still held(5):
Included in earnings:
Realized investment gains (losses), net	$(131,213)	$0	$131,213	$617
Asset administration fees and other income	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2017
	Fixed Maturities Available-For-Sale
	Corporate Securities(1)	Structured Securities(2)	Equity Securities(3)
	(in thousands)
Fair Value, beginning of period	$15,489	$2,328	$6,721
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(62)	0	0
Asset administration fees and other income	0	0	652
Included in other comprehensive income (loss)	402	(1)	0
Net investment income	6	3	0
Purchases	911	0	0
Sales	0	0	0
Issuances	0	0	0
Settlements	(21)	0	0
Transfers into Level 3(4)	0	12,395	0
Transfers out of Level 3(4)	0	0	0
Other	0	0	0
Fair Value, end of period	$16,725	$14,725	$7,373
Unrealized gains (losses) for assets still held(5):
Included in earnings:
Realized investment gains (losses), net	$(62)	$0	$0
Asset administration fees and other income	$0	$0	$653

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2017
	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits	Policyholders' Account Balances
	(in thousands)
Fair Value, beginning of period	$434,713	$5,993	$(434,713)	$(2,298)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(6)	(56,069)	0	56,069	(704)
Asset administation fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	0	0	0
Net investment income	0	0	0	0
Purchases	20,044	0	0	0
Sales	0	0	0	0
Issuances	0	0	(20,044)	0
Settlements	0	0	0	96
Transfers into Level 3(4)	0	0	0	0
Transfers out of Level 3(4)	0	(5,993)	0	0
Other	0	0	0	0
Fair Value, end of period	$398,688	$0	$(398,688)	$(2,906)
Unrealized gains (losses) for assets/liabilities still held(5):
Included in earnings:
Realized investment gains (losses), net	$(53,616)	$0	$53,616	$(704)
Asset administration fees and other income	$0	$0	$0	$0

(1)
Includes U.S. corporate public, U.S. corporate private, foreign corporate public and foreign corporate private securities. Prior period amounts were aggregated to conform to current period presentation.

(2)	Includes asset-backed, commercial mortgage-backed and residential mortgage-backed securities. Prior period amounts were aggregated to conform to current period presentation.

(3)	Prior period amounts have been reclassified to conform to current period presentation. See Note 2 for details.

(4)	Transfers into or out of any level are generally reported at the value as of the beginning of the quarter in which the transfer occurs for any such assets still held at the end of the quarter.

(5)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(6)
Realized investment gains (losses) on Future Policy Benefits and Reinsurance Recoverables primarily represent the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2018
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$124,680	$124,680	$123,147
Policy loans	0	0	195,683	195,683	195,683
Cash and cash equivalents	11,318	14,500	0	25,818	25,818
Accrued investment income	0	17,218	0	17,218	17,218
Receivables from parent and affiliates	0	31,937	0	31,937	31,937
Other assets	0	5,983	0	5,983	5,983
Total assets	$11,318	$69,638	$320,363	$401,319	$399,786
Liabilities:
Policyholders’ account balances - investment contracts	$0	$183,722	$40,383	$224,105	$225,024
Cash collateral for loaned securities	0	4,337	0	4,337	4,337
Short-term debt	0	80	0	80	80
Payables to parent and affiliates	0	23,030	0	23,030	23,030
Other liabilities	0	40,949	0	40,949	40,949
Total liabilities	$0	$252,118	$40,383	$292,501	$293,420

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2017(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$125,121	$125,121	$121,796
Policy loans	0	0	193,244	193,244	193,244
Cash and cash equivalents	1,618	43,000	0	44,618	44,618
Accrued investment income	0	16,580	0	16,580	16,580
Receivables from parent and affiliates	0	33,674	0	33,674	33,674
Other assets	0	5,768	0	5,768	5,768
Total assets	$1,618	$99,022	$318,365	$419,005	$415,680
Liabilities:
Policyholders’ account balances - investment contracts	$0	$179,246	$41,702	$220,948	$221,407
Cash collateral for loaned securities	0	15,208	0	15,208	15,208
Payables to parent and affiliates	0	21,673	0	21,673	21,673
Other liabilities	0	39,561	0	39,561	39,561
Total liabilities	$0	$255,688	$41,702	$297,390	$297,849

(1)
The information presented as of December 31, 2017, excludes certain hedge funds, private equity funds and other funds that were accounted for using the cost method and for which the fair value was measured at NAV per share (or its equivalent) as a practical expedient. The fair value and the carrying value of these cost method investments were $2.3 million and $2.6 million, respectively. Due to the adoption of ASU 2016-01 effective January 1, 2018, these assets are carried at fair value at each reporting date with changes in fair value reported in “Other income.” Therefore, as of March 31, 2018, these assets are excluded from this table but are reported in the fair value recurring measurement table.

(2)
Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or are out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.

6.    INCOME TAXES

The Company uses a full year projected effective tax rate approach to calculate year-to-date taxes. In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. The projected effective tax rate is the ratio of projected “Total income tax expense” divided by projected “Income from operations before income taxes.”

The Company's income tax provision amounted to an income tax expense of $0.7 million, or 6.94% of income from operations before income taxes in the first three months of 2018, compared to an income tax expense of $0.4 million, or 6.81% of income from operations before income taxes in the first three months of 2017. The Company’s current effective tax rate differed from the U.S. statutory rate of 21% primarily due to non-taxable investment income and tax credits. The Company's prior effective tax rate differed from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits, and domestic production activities deduction. The Tax Cuts and Jobs Act of 2017 ("Tax Act of 2017") modified the methodology for determining the dividend received deduction and will likely reduce the tax benefit of non-taxable investment income in periods starting after December 31, 2017.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

On December 22, 2017, the Tax Act of 2017 was enacted into U.S. law. As a result, the Company recognized a $2.5 million tax expense in “Total income tax expense (benefit)” in the Company’s Statements of Operations for the year ended December 31, 2017. In accordance with SEC Staff Accounting Bulletin 118, the Company recorded the effects of the Tax Act of 2017 as reasonable estimates due to the need for further analysis of the provisions within the Tax Act of 2017 and collection, preparation and analysis of relevant data necessary to complete the accounting. The Company has not fully completed its accounting for the tax effects of the Tax Act of 2017. As the Company completes the collection, preparation and analysis of data relevant to the Tax Act of 2017, and interprets any additional guidance issued by the IRS, U.S. Department of the Treasury, or other standard-setting organizations, the Company may make adjustments to these provisional amounts. These adjustments may materially impact the Company’s provision for income taxes in the period in which the adjustments are made. During the first quarter of 2018, the Company did not recognize additional refinements of our provisional estimates.

The cumulative financial statement impact related to the Tax Act of 2017 as of March 31, 2018 was a $2.5 million tax expense, unchanged from the balance as of December 31, 2017.

7.    REINSURANCE

The Company participates in reinsurance with its affiliates Prudential Arizona Reinsurance Captive Company (“PARCC”), Prudential Arizona Reinsurance Term Company (“PAR Term”), Prudential Arizona Reinsurance Universal Company (“PAR U”), and Prudential Term Reinsurance Company (“Term Re”), Dryden Arizona Reinsurance Term Company (“DART”), its parent companies, Pruco Life and Prudential Insurance, as well as third parties, and participated in reinsurance with its affiliate Pruco Re through March 31, 2016. The reinsurance agreements provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage statutory capital, facilitate the Company's capital market hedging program, and align accounting methodology for the assets and liabilities of living benefit guarantees contained in annuities contracts. See Note 1 for additional information on the change effective April 1, 2016 related to the Variable Annuities Recapture. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

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

Realized investment gains and losses include the impact of reinsurance agreements, particularly reinsurance agreements involving living benefit guarantees. The Company has entered into a reinsurance agreement to transfer the risk related to living benefit guarantees on variable annuities to Prudential Insurance. See Note 1 for additional information on the change effective April 1, 2016 related to the Variable Annuities Recapture. These reinsurance agreements are derivatives and have been accounted for in the same manner as embedded derivatives and the changes in the fair value of these derivatives are recognized through “Realized investment gains (losses), net”. For additional information related to the accounting for embedded derivatives, see Note 10 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Reinsurance recoverables	$2,416,708	$2,480,848
Policy loans	(16,547)	(16,065)
Deferred policy acquisition costs	(719,408)	(708,740)
Deferred sales inducements	(57,061)	(58,399)
Other assets	18,381	19,159
Other liabilities	57,015	56,232

The reinsurance recoverables by counterparty are broken out below:

	March 31, 2018	December 31, 2017
	(in thousands)
PAR U	$835,681	$814,408
Prudential Insurance	758,361	859,122
PARCC	488,452	485,809
PAR Term	191,812	188,756
Term Re	125,183	116,869
Pruco Life	10,222	13,671
DART	4,147	0
Unaffiliated	2,850	2,213
Total reinsurance recoverables	$2,416,708	$2,480,848

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, were as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Premiums:
Direct	$59,374	$57,240
Ceded	(56,877)	(55,057)
Net premiums	2,497	2,183
Policy charges and fee income:
Direct	102,562	82,767
Ceded	(77,748)	(64,391)
Net policy charges and fee income	24,814	18,376
Net investment income:
Direct	16,704	16,616
Ceded	(155)	(144)
Net investment income	16,549	16,472
Asset administration fees:
Direct	9,021	9,214
Ceded	(7,715)	(7,022)
Net asset administration fees	1,306	2,192
Realized investment gains (losses), net:
Direct	133,138	55,279
Ceded	(137,069)	(58,851)
Realized investment gains (losses), net	(3,931)	(3,572)
Policyholders’ benefits (including change in reserves):
Direct	73,168	79,462
Ceded(1)	(64,616)	(67,083)
Net policyholders’ benefits (including change in reserves)	8,552	12,379
Interest credited to policyholders’ account balances:
Direct	16,522	14,216
Ceded	(7,958)	(6,395)
Net interest credited to policyholders’ account balances	8,564	7,821
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(44,486)	(37,890)

(1)	"Policyholders’ benefits (including change in reserves) ceded" includes $(0.6) million and $0.9 million of unaffiliated activity for the three months ended March 31, 2018 and 2017, respectively.

The gross and net amounts of life insurance face amount in force as of March 31, 2018 and 2017 were as follows:

	2018	2017
	(in thousands)
Direct gross life insurance face amount in force	$136,932,244	$131,610,689
Reinsurance ceded	(124,758,204)	(119,864,058)
Net life insurance face amount in force	$12,174,040	$11,746,631

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Information regarding significant affiliated reinsurance agreements is described below.

PAR U

Effective July 1, 2011, the Company reinsures an amount equal to 95% of all risks associated with Universal Protector policies having no-lapse guarantees as well as certain of its universal policies, excluding those policies that are subject to principles-based reserving.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. Effective July 1, 2017, this agreement was terminated for certain new policies, primarily Universal Life business, which was reinsured to Pruco Life under a yearly renewable term reinsurance agreement. Effective April 1, 2016 the Company entered into a reinsurance agreement with Prudential Insurance to reinsure its variable annuity base contracts, along with the living benefit guarantees. See Note 1 for additional information related to the Variable Annuities Recapture.

PARCC

The Company reinsures 90% of the risks under its term life insurance policies with effective dates prior to January 1, 2010 through an automatic coinsurance agreement with PARCC.

PAR Term

The Company reinsures 95% of the risks under its term life insurance policies, with effective dates January 1, 2010 through December 31, 2013, through an automatic coinsurance agreement with PAR Term.

Term Re

The Company reinsures 95% of the risks under its term life insurance policies with effective dates on or after January 1, 2014 through December 31, 2017, through an automatic coinsurance agreement with Term Re.

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

DART

Effective January 1, 2018, the Company entered into an automatic coinsurance agreement with DART to reinsure an amount equal to 95% of the risks associated with its term life insurance policies with effective dates on or after January 1, 2018.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

8. EQUITY

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the three months ended March 31, 2018 and 2017, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2017	$(42)	$34,372	$34,330
Change in OCI before reclassifications	(235)	(37,213)	(37,448)
Amounts reclassified from AOCI	0	652	652
Income tax benefit (expense)	49	7,679	7,728
Cumulative effect of adoption of ASU 2016-01	0	(175)	(175)
Cumulative effect of adoption of ASU 2018-02	(8)	5,901	5,893
Balance, March 31, 2018	$(236)	$11,216	$10,980

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2016	$(70)	$12,231	$12,161
Change in OCI before reclassifications	4	5,649	5,653
Amounts reclassified from AOCI	0	543	543
Income tax benefit (expense)	(1)	(2,167)	(2,168)
Balance, March 31, 2017	$(67)	$16,256	$16,189

(1)
Includes cash flow hedges of $(9) million and $(5) million as of March 31, 2018 and December 31, 2017, respectively, and $4 million and $5 million as of March 31, 2017 and December 31, 2016, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/ Interest rate(3)	$(654)	$(60)
Net unrealized investment gains (losses) on available-for-sale securities(4)	2	(483)
Total net unrealized investment gains (losses)	(652)	(543)
Total reclassifications for the period	$(652)	$(543)

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/ benefits reclassified out of AOCI. Negative amounts indicate losses/ costs reclassified out of AOCI.

(3)	See Note 4 for additional information on cash flow hedges.

(4)
See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition costs and other costs, future policy benefits and policyholders’ account balances.

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on securities classified as available-for-sale, certain other invested assets and other assets are included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from “Other comprehensive income (loss)” those items that are included as part of “Net income” for a period that had been part of “Other Comprehensive income (loss)” in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains (losses), are as follows:

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders' Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2017	$162	$(63)	$109	$(70)	$138
Net investment gains (losses) on investments arising during the period	6	0	0	(1)	5
Reclassification adjustment for (gains) losses included in net income	(1)	0	0	0	(1)
Reclassification adjustment for OTTI (gains) losses excluded from net income(1)	0	0	0	0	0
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	15	0	(3)	12
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders' account balances	0	0	(28)	5	(23)
Balance, March 31, 2018	$167	$(48)	$81	$(69)	$131

(1)	Represents "transfers in" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders' Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2017	$52,537	$35	$(1,754)	$(16,584)	$34,234
Net investment gains (losses) on investments arising during the period	(38,198)	0	0	8,022	(30,176)
Reclassification adjustment for (gains) losses included in net income	653	0	0	(137)	516
Reclassification adjustment for OTTI (gains) losses excluded from net income(2)	0	0	0	0	0
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	782	0	(164)	618
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders' account balances	0	0	210	(43)	167
Cumulative effect of adoption of ASU 2016-01	(270)	0	0	95	(175)
Cumulative effect of adoption of ASU 2018-02	0	0	0	5,901	5,901
Balance, March 31, 2018	$14,722	$817	$(1,544)	$(2,910)	$11,085

(1)	Includes cash flow hedges. See Note 4 for information on cash flow hedges.

(2)	Represents "transfers out" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.0 million for both the three months ended March 31, 2018 and 2017. The expense charged to the Company for the deferred compensation program was $0.3 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $0.7 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.9 million for both the three months ended March 31, 2018 and 2017.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $0.3 million for both the three months ended March 31, 2018 and 2017.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $17 million and $15 million for the three months ended March 31, 2018 and 2017, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity.  The Company’s share of corporate expenses was $2 million for both the three months ended March 31, 2018 and 2017.

Corporate Owned Life Insurance

The Company has sold three Corporate Owned Life Insurance ("COLI") policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $2,308 million at March 31, 2018 and $2,244 million at December 31, 2017. Fees related to these COLI policies were $7 million for both the three months ended March 31, 2018 and 2017. The Company retains 10% of the mortality risk associated with these COLI policies up to $0.1 million per policy.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $0.6 million for both the three months ended March 31, 2018 and 2017. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $30 million and $29 million as of March 31, 2018 and December 31, 2017, respectively. "Net investment income" related to these ventures includes a gain of $0.2 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $8 million and $7 million for the three months ended March 31, 2018 and 2017, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income.

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $1 million and $2 million for the three months ended March 31, 2018 and 2017, respectively. These revenues are recorded as “Asset administration fees” in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at March 31, 2018 and December 31, 2017 were as follows:

	Maturity Dates		Interest Rates		March 31, 2018	December 31, 2017
					(in thousands)
U.S. Dollar floating rate notes		2028	3.13%	3.74%	$6,029	$6,047
U.S. Dollar fixed rate notes	2026	2027	0.00%	14.85%	3,181	3,330
Total long-term notes receivable - affiliated(1)					$9,210	$9,377

(1)	All long-term notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

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

Accrued interest receivable related to these loans was $0.1 million at both March 31, 2018 and December 31, 2017, and is included in “Other assets”. Revenues related to these loans were $0.1 million for both the three months ended March 31, 2018 and 2017, and are included in “Other income”.

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the three months ended March 31, 2018 and for the year ended December 31, 2017.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Debt Agreements

The Company is authorized to borrow funds up to $200 million from affiliates to meet its capital and other funding needs. The following table provides the breakout of the Company's short-term and long-term debt with affiliates for the three months ended March 31, 2018 and for the year ended December 31, 2017.

Affiliate	Date Issued	Amount of Notes - March 31, 2018	Amount of Notes - December 31, 2017	Interest Rate	Date of Maturity
		(in thousands)
Prudential Funding, LLC	3/29/2018	$80	$0	1.77%	4/2/2018
Total Loans Payable to Affiliates		$80	$0

The total interest expense to the Company related to loans payable to affiliates was $0.0 million for both the three months ended March 31, 2018 and 2017.

Contributed Capital and Dividends

In both March of 2018 and 2017, the Company received a capital contribution in the amount of $1 million from Pruco Life.

Through March 31, 2018, the Company did not pay any dividends. In June 2017, the Company paid a dividend in the amount of $100 million to Pruco Life.

Reinsurance with Affiliates

As discussed in Note 7, the Company participates in reinsurance transactions with certain affiliates.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial loans. As of March 31, 2018, there were no outstanding commitments to fund commercial loans, and $2 million as of December 31, 2017. The Company has made commitments to purchase or fund investments, mostly private fixed maturities. As of March 31, 2018 and December 31, 2017, $31 million and $33 million, respectively, of these commitments were outstanding.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of March 31, 2018, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $10 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

For a discussion of the Company's litigation and regulatory matters, see Note 11 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

There are no material developments in previously reported matters disclosed as of December 31, 2017.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of March 31, 2018, compared with December 31, 2017, and its consolidated results of operations for the three months ended March 31, 2018 and 2017. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company sells variable and fixed annuities, universal life insurance, variable life insurance and term life insurance in New Jersey and New York only and sells such products primarily through affiliated and unaffiliated distributors.

Regulatory Developments

Fiduciary Rules

In March 2018, the Fifth Circuit Court of Appeals vacated the fiduciary rules adopted by the U.S. Department of Labor (“DOL”) in April 2016. The decision became effective on May 7, 2018. We cannot predict how the decision will impact our business, including in view of other pending regulatory developments regarding enhanced standards of care.

In April 2018, the Securities and Exchange Commission (the “SEC”) proposed a package of rulemakings and interpretative guidance that would, among other things, require broker-dealers to act in the best interest of retail customers when recommending securities transactions or investment strategies to them. The proposals would also clarify the SEC’s views of the fiduciary duty that investment advisers owe to their clients. If enacted in their current form, we believe the primary impact of the proposals would be to sales of certain of our products and to our Prudential Advisors distribution system. Given the uncertainty of the ultimate outcome of these proposals, we cannot predict the timing of any final rules or interpretations or their expected effects on our businesses.

For additional information on the potential impacts of regulation on the Company see “Business—Regulation” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
• insurance reserve levels, market experience true-ups, and amortization of deferred policy acquisition costs (“DAC”);
• customer account values, including their impact on fee income;
• product offerings, design features, crediting rates and sales mix; and
• policyholder behavior, including surrender or withdrawal activity.

For more information on interest rate risks, see “Risk Factors—Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

See “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of risks that have materially affected and may affect in the future the Company’s business, results of operations or financial condition, or cause the Company’s actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company.

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

We offer certain variable annuities that provide our contractholders with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed living benefits (including versions with enhanced guaranteed minimum death benefits) and annuitization options. The majority of our currently sold variable annuity contracts include an optional guaranteed living benefit which provides, among other features, the ability to make withdrawals based on the highest daily contract value plus a specified return, credited for a period of time. This contract value is a notional amount that forms the basis for determining periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value. Certain optional living benefits can also be purchased with a companion optional death benefit, also based on a highest daily contract value. Our results are impacted by the fee rates we assess on our products. Some of our historical in force products have fee tiers that decline throughout the life of the contract while our newer products generally have lower fee rates.

The Prudential Premier® Retirement Variable Annuity with Highest Daily Lifetime Income (“HDI”) offers lifetime income based on the highest daily account value plus a compounded deferral credit. HDI v.3.0 is the most current version of our “highest daily” guaranteed living benefits.

The Prudential Defined Income (“PDI”) Variable Annuity complements the other variable annuity products we offer with the highest daily lifetime income benefit. PDI provides for guaranteed lifetime withdrawal payments, but restricts contractholder investment to a single bond fund sub-account within the separate accounts. PDI includes a living benefit guarantee which provides for a specified lifetime income withdrawal rate applied to the purchase payments paid, subject to annual roll-up increases until lifetime withdrawals commence, but does not have the highest daily feature.

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

The Company's in force business includes both variable and fixed annuities that may include optional living benefits guarantees (e.g., guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”), and guaranteed minimum income and withdrawal benefits (“GMIWB”)), and/or guaranteed minimum death benefits (“GMDB”).

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

Term Life Insurance

The Company offers a variety of term life insurance products, which represent 70% of our net individual life insurance in force at March 31, 2018, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

Variable Life Insurance

The Company offers a number of individual variable life insurance products, which represent 18% of our net individual life insurance in force at March 31, 2018, that give the policyholder the flexibility to change both the death benefit and premium payments, and provide the potential to earn returns based on an underlying investment portfolio that the policyholder selects. The policyholder generally can make deposits for investments in a fixed-rate option which is part of our general account or in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed-rate option provide a guarantee of principal and are credited with interest at rates that we determine, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. The Company also offers a variable life product that has an optional flexible guarantee against lapse where policyholders can select the guarantee period. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance. A meaningful portion of the Company's individual life insurance profits, however, is associated with our large in force block of variable life insurance policies.

Universal Life Insurance

The Company offers universal life insurance products that feature flexible premiums and a crediting rate that we determine, subject to certain contractual minimums. Guaranteed universal life products, which represent 9% of our net individual life insurance in force at March 31, 2018, provide a guarantee of death benefits to remain in force when a policy would otherwise lapse due to insufficient cash value. The Company also offers other universal life insurance products which represent 3% of our net individual life insurance in force at March 31, 2018. These include products that allow the policyholders to allocate all or a portion of their account balance into an index account. The index account provides interest or an interest component linked to, but not an investment in, S&P 500 index performance over the following year, subject to certain participation rates and contractual minimums and maximums. Mortality and expense margins and net interest spread impact profits from universal life insurance.

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

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•	DAC and other costs, including deferred sales inducements (“DSI”);

•	Policyholder liabilities;

•	Valuation of investments, including derivatives, and the recognition of other-than-temporary impairments ("OTTI");
Reinsurance recoverables;

•	Taxes on income; and

•	Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

DAC and Other Costs

The near-term future equity rate of return assumptions used in evaluating DAC and other costs for our domestic variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of March 31, 2018, our variable annuities and variable life insurance businesses assume an 8% long-term equity expected rate of return and a 4.3% near-term mean reversion equity expected rate of return.

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

Changes in Financial Position

March 31, 2018 versus December 31, 2017

Total assets decreased $181 million, from $18,644 million at December 31, 2017 to $18,463 million at March 31, 2018. Significant components were:

•	Separate account assets decreased $125 million primarily driven by unfavorable market performance and policy charges.

•
Reinsurance recoverables decreased $64 million. The decrease was primarily related to the annuity reinsured living benefit liabilities resulting from a decrease in future expected benefit payments driven by rising rates and credit spread widening, partially offset by an increase in reserves related to universal and term life business growth.

Total liabilities decreased $163 million, from $18,177 million at December 31, 2017 to $18,014 million at March 31, 2018. Significant components were:

•	Separate account liabilities decreased $126 million, corresponding to the decrease in separate account assets described above.

•	Future policy benefits decreased $87 million primarily related to the variable annuity living benefit liabilities, partially offset by term life business growth, as discussed above.

Partially offset by:

•	Policyholders’ account balances increase of $53 million primarily driven by universal life business growth.

Total equity decreased $17 million from $466 million at December 31, 2017 to $449 million at March 31, 2018, primarily driven by unrealized investment losses due to the rising rates, partially offset by after-tax income.

Results of Operations

Income (loss) from Operations before Income Taxes

2018 to 2017 Three Months Comparison.

Income from operations before income taxes increased $4 million from $7 million in the first quarter of 2017 to $11 million in the first quarter of 2018. This was primarily driven by the favorable unearned revenue reserves ("URR") amortization and lower reserves as a result of a change to Cost of Reinsurance accounting in the second quarter of 2017 and business growth from variable and universal life products, partially offset by lower net investment income resulting from lower non-coupon investments.

Revenues, Benefits and Expenses

2018 to 2017 Three Months Comparison

Revenues increased $5 million from $37 million in the first quarter of 2017 to $42 million in the first quarter of 2018, primarily driven by favorable amortization and business growth from variable and universal life products, as discussed above.

Benefits and expenses remained relatively flat from $31 million in the first quarter of 2017 to $31 million in the first quarter of 2018.

Variable Annuity Risks and Risk Mitigants

The following is a summary of: (i) the risks associated with Individual Annuities’ products; (ii) our strategies in mitigating those risks, including any updates to those strategies since the previous year end; and (iii) the related financial results. For a more detailed description of these items and their related accounting treatment, refer to the complete descriptions provided in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Income Taxes

For information regarding income taxes, see Note 6 to the Unaudited Interim Consolidated Financial Statements.

Liquidity and Capital Resources

This section supplements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Prudential Financial is a Designated Financial Company under Dodd-Frank. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, resolution and recovery plans, credit exposure reporting, early remediation, management interlocks, and credit concentration. They may also include additional standards regarding enhanced public disclosure, short-term debt limits, and other related subjects. In addition, the Financial Stability Board has identified Prudential Financial as a global systemically important insurer (“G-SII”). For information on these regulatory initiatives and their potential impact on us, see “Business-Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Capital

Our capital management framework is primarily based on statutory RBC measures. The RBC ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the National Association of Insurance Commissioners ("NAIC"). RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation; however, as of March 31, 2018 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

The NAIC is evaluating changes to RBC factors as a result of the Tax Act of 2017, including the impact of the reduction of the corporate tax rate from 35% to 21%. This tax rate reduction has the effect of increasing an insurer’s required capital on an after-tax basis. This general principle impacts a number of RBC factors resulting in an overall decrease in insurers’ RBC ratios. While the impact and timing of any changes will not be fully known until the final updated RBC requirements are formally issued and adopted, the Company expects to have the necessary resources to maintain its “AA” ratings targets.

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

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, fixed maturities that are not designated as held-to-maturity and public equity securities. As of March 31, 2018 and December 31, 2017 the Company had liquid assets of $1,318 million and $1,323 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $26 million and $45 million as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, $1,173 million, or 92%, of the fixed maturity investments in Company general account portfolios were rated high or highest quality based on NAIC or equivalent rating.

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

Our affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of surplus notes in return for the receipt of credit-linked notes ("Credit-Linked Note Structures"). Under the agreements the affiliated captive receives, in exchange for the surplus notes, one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. As of March 31, 2018, our affiliated captive reinsurance companies had Credit-Linked Note Structures with an aggregate issuance capacity of $12,700 million, of which $9,799 million was outstanding, as compared to an aggregate issuance capacity of $11,100 million, of which $9,487 million was outstanding, as of December 31, 2017. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2017.

As of March 31, 2018, our affiliated captive reinsurance companies also had outstanding an aggregate of $3.2 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.6 billion relates to Regulation XXX reserves and approximately $2.6 billion relates to Guideline AXXX reserves, all of which was issued by Prudential Financial. In addition, as of March 31, 2018, for purposes of financing Guideline AXXX reserves, our affiliated captives had outstanding approximately $4.0 billion of surplus notes that were issued to Prudential Financial in exchange for promissory notes of affiliates guaranteed by Prudential Financial.
The NAIC’s actuarial guideline known as “AG 48” requires us to hold cash and rated securities in greater amounts than we previously held to support economic reserves for certain of our term and universal life policies reinsured to a captive. The total additional asset requirement from the inception of AG 48 through December 31, 2017, was approximately $1.8 billion, which we funded using a combination of existing assets and newly purchased assets sourced from affiliated financing. We believe our affiliated captive reinsurance companies have sufficient internal and affiliated resources to satisfy the additional asset requirement through 2018.
The Company adopted principles-based reserving for its guaranteed universal life products and introduced updated versions of these products in 2017. The updated products are expected to support the principles-based statutory reserve level without the need for financing through captive reinsurance. The Company is continuing to assess the impact of principles-based reserving on projected statutory reserve levels and product pricing for its remaining portfolio of individual life product offerings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of March 31, 2018, there have been no material changes in our economic exposure to market risk from December 31, 2017, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2017, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of March 31, 2018. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the Unaudited Interim Consolidated Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, which is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

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
Date: May 10, 2018