Form 10-Q
period 2018-06-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2018-08-10
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 __________________________
FORM 10-Q
 __________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of August 10, 2018, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding. As of such date, Pruco Life Insurance Company, an Arizona corporation, owned all of the Registrant’s Common Stock.
Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey and its subsidiary. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey and its subsidiary will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products, in particular our variable annuities, which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, human error or misconduct, and external events, such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data or (d) reliance on third-parties, including to distribute our products; (7) changes in the regulatory landscape, including related to (a) regulation under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (b) changes in tax laws, (c) fiduciary rule developments, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) ratings downgrades; (10) market conditions that may adversely affect the sales or persistency of our products; (11) competition; and (12) reputational damage. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2017 for discussion of certain risks relating to our business and investment in our securities.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Financial Position
June 30, 2018 and December 31, 2017 (in thousands, except share amounts)

	June 30, 2018	December 31, 2017
ASSETS
Fixed maturities, available for sale, at fair value (amortized cost: 2018– $1,267,595; 2017–$1,204,166)	$1,263,651	$1,261,237
Fixed maturities, trading, at fair value (amortized cost: 2018–$7,446; 2017–$7,446) (1)	6,215	6,643
Equity securities, at fair value (cost: 2018–$10,111; 2017–$8,114) (1)	12,158	10,842
Policy loans	199,000	193,244
Commercial mortgage and other loans	121,958	121,796
Other invested assets (includes $7,589 and $726 measured at fair value at June 30, 2018 and December 31, 2017, respectively)(1)	52,819	46,803
Total investments	1,655,801	1,640,565
Cash and cash equivalents	14,957	44,618
Deferred policy acquisition costs	152,462	145,451
Accrued investment income	17,461	16,580
Reinsurance recoverables	2,449,449	2,480,848
Receivables from parent and affiliates	40,093	43,051
Income taxes receivable	12,978	0
Other assets	29,701	27,328
Separate account assets	14,188,970	14,245,159
TOTAL ASSETS	$18,561,872	$18,643,600
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$2,199,989	$2,083,582
Future policy benefits	1,606,043	1,707,184
Cash collateral for loaned securities	3,891	15,208
Income taxes payable	0	241
Payables to parent and affiliates	13,888	22,236
Other liabilities	111,204	103,632
Separate account liabilities	14,188,970	14,245,159
TOTAL LIABILITIES	18,123,985	18,177,242
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock ($5 par value; 400,000 shares authorized, issued and outstanding)	2,000	2,000
Additional paid-in capital	213,148	211,961
Retained earnings	228,882	218,067
Accumulated other comprehensive income	(6,143)	34,330
TOTAL EQUITY	437,887	466,358
TOTAL LIABILITIES AND EQUITY	$18,561,872	$18,643,600
(1) Prior period amounts have been reclassified to conform to current period presentation. See "Adoption of ASU 2016-01" in Note 2 for details.
See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2018 and 2017 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES
Premiums	$3,152	$4,017	$5,649	$6,200
Policy charges and fee income	20,538	5,529	45,352	23,905
Net investment income	17,608	16,642	34,157	33,114
Asset administration fees	1,334	2,302	2,640	4,494
Other income (loss)	(27)	860	344	2,451
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	0	0	0	(80)
Other realized investment gains (losses), net	(1,896)	(2,871)	(5,827)	(6,363)
Total realized investment gains (losses), net	(1,896)	(2,871)	(5,827)	(6,443)
TOTAL REVENUES	40,709	26,479	82,315	63,721
BENEFITS AND EXPENSES
Policyholders’ benefits	8,607	(1,317)	17,159	11,062
Interest credited to policyholders’ account balances	8,911	8,146	17,475	15,967
Amortization of deferred policy acquisition costs	6,027	3,886	11,994	5,889
General, administrative and other expenses	10,103	9,996	17,859	18,429
TOTAL BENEFITS AND EXPENSES	33,648	20,711	64,487	51,347
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	7,061	5,768	17,828	12,374
Income tax expense (benefit)	745	(2,743)	1,492	(2,293)
NET INCOME (LOSS)	$6,316	$8,511	$16,336	$14,667
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(917)	21	(1,152)	25
Net unrealized investment gains (losses)	(20,757)	16,948	(57,318)	23,140
Total	(21,674)	16,969	(58,470)	23,165
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(4,551)	5,940	(12,279)	8,108
Other comprehensive income (loss), net of tax	(17,123)	11,029	(46,191)	15,057
COMPREHENSIVE INCOME (LOSS)	$(10,807)	$19,540	$(29,855)	$29,724

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Equity
Six Months Ended June 30, 2018 and 2017 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2017	$2,000	$211,961	$218,067	$34,330	$466,358
Cumulative effect of adoption of ASU 2016-01			372	(175)	197
Cumulative effect of adoption of ASU 2018-02			(5,893)	5,893	0
Contributed capital		1,187			1,187
Comprehensive income (loss):
Net income (loss)			16,336		16,336
Other comprehensive income (loss), net of tax				(46,191)	(46,191)
Total comprehensive income (loss)					(29,855)
Balance, June 30, 2018	$2,000	$213,148	$228,882	$(6,143)	$437,887

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2016	$2,000	$209,786	$282,810	$12,161	$506,757
Contributed capital		1,300			1,300
Dividend to parent			(100,000)		(100,000)
Contributed (distributed) capital - parent/child asset transfers		875			875
Comprehensive income (loss):
Net income (loss)			14,667		14,667
Other comprehensive income (loss), net of tax				15,057	15,057
Total comprehensive income (loss)					29,724
Balance, June 30, 2017	$2,000	$211,961	$197,477	$27,218	$438,656

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Consolidated Statements of Cash Flows
Six Months Ended June 30, 2018 and 2017 (in thousands)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,336	$14,667
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(16,804)	(5,165)
Interest credited to policyholders’ account balances	17,475	15,967
Realized investment (gains) losses, net	5,827	6,443
Amortization and other non-cash items	(4,744)	(5,160)
Change in:
Future policy benefits	92,246	98,434
Reinsurance recoverables	(87,886)	(91,548)
Accrued investment income	(881)	288
Net payables to/receivables from parent and affiliates	(5,069)	4,546
Deferred policy acquisition costs	(3,107)	(5,074)
Income taxes	(995)	1,471
Derivatives, net	(4,275)	1,182
Other, net	3,564	(5,279)
Cash flows from (used in) operating activities	11,687	30,772
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	27,469	158,242
Equity securities (1)	5	5
Policy loans	10,873	11,289
Ceded policy loans	(608)	(1,076)
Short-term investments	0	25,979
Commercial mortgage and other loans	1,193	46,538
Other invested assets (1)	1,639	1,192
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(94,921)	(164,989)
Equity securities (1)	(2,002)	(2,000)
Policy loans	(13,040)	(9,496)
Ceded policy loans	1,163	1,383
Short-term investments	0	(21,981)
Commercial mortgage and other loans	(1,595)	(10,631)
Other invested assets (1)	(2,673)	(2,107)
Notes receivable from parent and affiliates, net	220	140
Derivatives, net	(16)	(40)
Other, net	2	(223)
Cash flows from (used in) investing activities	(72,291)	32,225
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	249,188	249,578
Ceded policyholders’ account deposits	(167,109)	(164,249)
Policyholders’ account withdrawals	(134,241)	(114,449)

Ceded policyholders’ account withdrawals	86,696	77,491
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(11,317)	(8,482)
Dividend to parent	0	(100,000)
Contributed (distributed) capital - parent/child asset transfers	0	1,347
Net change in financing arrangements (maturities 90 days or less)	0	0
Drafts outstanding	7,726	(1,860)
Cash flows from (used in) financing activities	30,943	(60,624)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(29,661)	2,373
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	44,618	56,984
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,957	$59,357
(1) Prior period amounts have been reclassified to conform to current period presentation. See Note 2 for details.

Significant Non-Cash Transactions

There were no significant non-cash transactions for the six months ended June 30, 2018 and 2017.

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

Variable Annuities Recapture

Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to its affiliated companies, Pruco Reinsurance, Ltd. ("Pruco Re") and Pruco Life. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re and Pruco Life. In addition, the Company reinsured the variable annuity base contracts, along with the living benefit guarantees, to Prudential Insurance under coinsurance and modified coinsurance agreements. This reinsurance agreement covers new and in force business. The product risks related to the reinsured business are being managed in Prudential Insurance. In addition, the living benefit hedging program related to the reinsured living benefit guarantees is being managed within Prudential Insurance. These series of transactions are collectively referred to as the "Variable Annuities Recapture".

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

Other ASU adopted during the six months ended June 30, 2018.

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

The Company early adopted the ASU effective January 1, 2018 and elected to apply the ASU in the period of adoption subsequent to recording the adoption impacts of ASU 2016-01 as described above. As a result, the Company reclassified stranded effects resulting from the Tax Act of 2017 by increasing accumulated other comprehensive income and decreasing retained earnings, each by $5.9 million. Stranded effects unrelated to the Tax Act of 2017 are generally released from accumulated other comprehensive income when an entire portfolio of the type of item related to the stranded effect is liquidated, sold or extinguished (i.e., portfolio approach).

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

ASU issued but not yet adopted as of June 30, 2018

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

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth information relating to fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$17,637	$972	$0	$18,609	$0
Obligations of U.S. states and their political subdivisions	121,120	2,839	242	123,717	0
Foreign government bonds	62,438	22	3,525	58,935	0
Public utilities	209,639	5,379	3,731	211,287	0
All other U.S. public corporate securities	339,570	8,800	7,973	340,397	0
All other U.S. private corporate securities	173,873	849	4,425	170,297	0
All other foreign public corporate securities	47,123	897	1,781	46,239	0
All other foreign private corporate securities	139,674	1,953	2,223	139,404	0
Asset-backed securities(1)	24,479	1,157	10	25,626	(46)
Commercial mortgage-backed securities	123,611	472	4,004	120,079	0
Residential mortgage-backed securities(2)	8,431	634	4	9,061	(73)
Total fixed maturities, available-for-sale	$1,267,595	$23,974	$27,918	$1,263,651	$(119)

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, and education loans.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

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

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2018
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
Obligations of U.S. states and their political subdivisions	$21,080	$242	$0	$0	$21,080	$242
Foreign government bonds	52,262	2,959	5,704	566	57,966	3,525
Public utilities	109,772	3,193	6,612	538	116,384	3,731
All other U.S. public corporate securities	146,634	4,904	41,082	3,069	187,716	7,973
All other U.S. private corporate securities	115,762	3,679	14,503	746	130,265	4,425
All other foreign public corporate securities	27,390	929	6,656	852	34,046	1,781
All other foreign private corporate securities	45,854	1,390	5,922	833	51,776	2,223
Asset-backed securities	5,001	10	0	0	5,001	10
Commercial mortgage-backed securities	47,543	1,136	42,853	2,868	90,396	4,004
Residential mortgage-backed securities	287	4	0	0	287	4
Total fixed maturities, available-for-sale	$571,585	$18,446	$123,332	$9,472	$694,917	$27,918

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2017
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
Obligations of U.S. states and their political subdivisions	$0	$0	$0	$0	$0	$0
Foreign government bonds	3,354	42	6,210	119	9,564	161
Public utilities	8,797	263	7,014	146	15,811	409
All other U.S. public corporate securities	12,254	93	43,337	1,155	55,591	1,248
All other U.S. private corporate securities	38,778	377	10,401	232	49,179	609
All other foreign public corporate securities	5,565	27	7,369	530	12,934	557
All other foreign private corporate securities	8,671	148	11,333	711	20,004	859
Asset-backed securities	0	0	0	0	0	0
Commercial mortgage-backed securities	12,774	56	44,627	1,118	57,401	1,174
Residential mortgage-backed securities	0	0	0	0	0	0
Total fixed maturities, available-for-sale	$90,193	$1,006	$130,291	$4,011	$220,484	$5,017

As of June 30, 2018 and December 31, 2017, the gross unrealized losses on fixed maturity securities were composed of $25.3 million and $4.2 million, respectively, related to "1" highest quality or "2" high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $2.6 million and $0.8 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of June 30, 2018, the $9.5 million of gross unrealized losses on fixed maturity securities of twelve months or more were concentrated in commercial mortgage-backed securities and in the Company's corporate securities within the finance, transportation and consumer non-cyclical sectors. As of December 31, 2017, the $4.0 million of gross unrealized losses on fixed maturity securities of twelve months or more were concentrated in commercial mortgage-backed securities and in the Company's corporate securities within the finance and technology sectors. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, the Company concluded that an adjustment to earnings for OTTI for these fixed maturity securities was not warranted at either June 30, 2018 or December 31, 2017. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of June 30, 2018, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	June 30, 2018
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$31,315	$31,800
Due after one year through five years	170,348	169,128
Due after five years through ten years	296,893	289,656
Due after ten years	612,518	618,301
Asset-backed securities	24,479	25,626
Commercial mortgage-backed securities	123,611	120,079
Residential mortgage-backed securities	8,431	9,061
Total fixed maturities, available-for-sale	$1,267,595	$1,263,651

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of fixed maturities, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$1,565	$29,081	$1,565	$92,607
Proceeds from maturities/prepayments	21,510	34,371	30,311	66,009
Gross investment gains from sales and maturities	(56)	99	(54)	442
Gross investment losses from sales and maturities	(130)	(99)	(130)	(906)
OTTI recognized in earnings(2)	0	0	0	(80)

(1)	Includes $4.4 million and $0.4 million of non-cash related proceeds due to the timing of trade settlements for the six months ended June 30, 2018 and 2017, respectively.

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

The following table sets forth a rollforward of pre-tax amounts remaining in OCI related to fixed maturity securities with credit loss impairments recognized in earnings, for the periods indicated:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(in thousands)
Credit loss impairments:
Balance, beginning of period	$560	$561	$566	$563
Increases due to the passage of time on previously recorded credit losses	4	15	13	23
Reductions for securities which matured, paid down, prepaid or were sold during the period	(387)	(399)	(14)	(21)
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	0	0	0	0
Assets transferred to parent and affiliates	0	0	0	0
Balance, end of period	$177	$177	$565	$565

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income,” was $(0.2) million and $(0.1) million during the three months ended June 30, 2018 and 2017, respectively.

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income,” was $(0.7) million and $0.5 million during the six months ended June 30, 2018 and 2017, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of "Commercial mortgage and other loans," as of the dates indicated:

	June 30, 2018		December 31, 2017
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$43,980	36.0%	$44,405	36.4%
Hospitality	10,127	8.3	10,263	8.4
Industrial	12,402	10.2	10,924	9.0
Office	17,375	14.2	17,738	14.5
Other	19,103	15.6	19,154	15.7
Retail	14,011	11.5	14,180	11.6
Total commercial mortgage loans	116,998	95.8	116,664	95.6
Agricultural property loans	5,141	4.2	5,312	4.4
Total commercial mortgage and agricultural property loans by property type	122,139	100.0%	121,976	100.0%
Valuation allowance	(181)		(180)
Total commercial mortgage and other loans	$121,958		$121,796

As of June 30, 2018, the commercial mortgage and agricultural property loans were geographically dispersed throughout the United States (with the largest concentrations in Illinois (16%), New York (14%) and Texas (10%)) and included loans secured by properties in Europe (8%).

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	June 30, 2018
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Balance, beginning of year	$179	$1	$180
Addition to (release of) allowance for losses	1	0	1
Charge-offs, net of recoveries	0	0	0
Total ending balance	$180	$1	$181

	December 31, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Balance, beginning of year	$207	$2	$209
Addition to (release of) allowance for losses	(28)	(1)	(29)
Charge-offs, net of recoveries	0	0	0
Total ending balance	$179	$1	$180

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	June 30, 2018
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	180	1	181
Total ending balance(1)	$180	$1	$181
Recorded investment(2):
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	116,998	5,141	122,139
Total ending balance(1)	$116,998	$5,141	$122,139

(1)	As of June 30, 2018, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	179	1	180
Total ending balance(1)	$179	$1	$180
Recorded investment(2):
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	116,664	5,312	121,976
Total ending balance(1)	$116,664	$5,312	$121,976

(1)	As of December 31, 2017, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

The following tables set forth certain key credit quality indicators for commercial mortgage and agricultural property loans based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	June 30, 2018
	Debt Service Coverage Ratio
	≥ 1.2X	1.0X to < 1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$72,247	$0	$0	$72,247
60%-69.99%	37,541	6,671	1,976	46,188
70%-79.99%	2,125	1,579	0	3,704
80% or greater	0	0	0	0
Total loans	$111,913	$8,250	$1,976	$122,139

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

The following tables set forth an aging of past due commercial mortgage and other loans, based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	June 30, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$116,998	$0	$0	$0	$116,998	$0
Agricultural property loans	5,141	0	0	0	5,141	0
Total	$122,139	$0	$0	$0	$122,139	$0

(1)	As of June 30, 2018, there were no loans in this category accruing interest.

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

For the three and six months ended June 30, 2018, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold. For both the three and six months ended June 30, 2017, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were $42 million of commercial mortgage and other loans sold.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	June 30, 2018	December 31, 2017
	(in thousands)
Company's investment in separate accounts	$2,988	$2,726
LPs/LLCs:
Equity method:
Private equity	12,377	12,350
Hedge funds	28,827	28,167
Real estate-related	1,038	1,112
Subtotal equity method	42,242	41,629
Fair value:
Private equity	1,170	1,141
Hedge funds	107	121
Real estate-related	1,581	1,186
Subtotal fair value(1)	2,858	2,448
Total LPs/LLCs	45,100	44,077
Derivative instruments	4,731	0
Total other invested assets(2)	$52,819	$46,803

(1)	As of December 31, 2017, $2.3 million was accounted for under the cost method.

(2)	Prior period amounts have been reclassified to conform to current period presentation. For additional information, see Note 2.

Net Investment Income

The following table sets forth "Net investment income" by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Fixed maturities, available-for-sale	$12,957	$12,028	$25,596	$23,646
Fixed maturities, trading	81	74	163	148
Equity securities, at fair value	91	91	182	182
Commercial mortgage and other loans	1,220	1,542	2,459	3,608
Policy loans	2,751	2,647	5,408	5,224
Short-term investments and cash equivalents	61	145	150	257
Other invested assets	1,315	1,039	1,988	1,939
Gross investment income	18,476	17,566	35,946	35,004
Less: investment expenses	(868)	(924)	(1,789)	(1,890)
Net investment income(1)	$17,608	$16,642	$34,157	$33,114

(1)	Prior period amounts have been reclassified to conform to current period presentation.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

The following table sets forth "Realized investment gains (losses), net," by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Fixed maturities(1)	$(186)	$0	$(184)	$(544)
Commercial mortgage and other loans	7	(26)	(1)	(18)
LPs/LLCs	1	2	49	1
Derivatives(2)	(1,718)	(2,846)	(5,691)	(5,875)
Short term investments and cash equivalents	0	(1)	0	(7)
Realized investment gains (losses), net	$(1,896)	$(2,871)	$(5,827)	$(6,443)

(1)	Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

(2)	Includes the hedged items offset in qualifying fair value hedge accounting relationships.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	June 30, 2018	December 31, 2017
	(in thousands)
Fixed maturity securities, available-for-sale—with OTTI	$146	$162
Fixed maturity securities, available-for-sale—all other	(4,090)	56,909
Equity securities, available-for-sale(1)	0	270
Derivatives designated as cash flow hedges(2)	(3,431)	(5,036)
Affiliated notes	580	682
Other investments	(34)	(288)
Net unrealized gains (losses) on investments	$(6,829)	$52,699

(1)	Effective January 1, 2018, unrealized gains (losses) on equity securities are recorded within "Other income."

(2)	For more information on cash flow hedges, see Note 4.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of June 30, 2018 and December 31, 2017, the Company had no repurchase agreements.

The following table sets forth the composition of "Cash collateral for loaned securities," which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	June 30, 2018			December 31, 2017
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$0	$10,310	$10,310
Foreign government bonds	0	0	0	4,420	0	4,420
U.S. public corporate securities	3,891	0	3,891	0	0	0
Foreign public corporate securities	0	0	0	478	0	478
Total cash collateral for loaned securities(1)	$3,891	$0	$3,891	$4,898	$10,310	$15,208

(1)	The Company did not have any agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivative contracts by the primary underlying risks, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral, and non-performance risk ("NPR").

	June 30, 2018			December 31, 2017
	Notional	Gross Fair Value		Notional	Gross Fair Value
Primary Underlying Risk/Instrument Type		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$120,141	$1,964	$(6,142)	$110,240	$1,320	$(6,869)
Total Qualifying Hedges	$120,141	$1,964	$(6,142)	$110,240	$1,320	$(6,869)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$59,075	$2,137	$0	$59,075	$3,766	$0
Credit
Credit Default Swaps	756	0	(27)	1,594	0	(96)
Currency/Interest Rate
Foreign Currency Swaps	16,815	1,880	(295)	22,237	1,748	(674)
Foreign Currency
Foreign Currency Forwards	1,685	73	0	1,888	0	(52)
Equity
Equity Options	203,550	6,749	(1,358)	152,800	8,125	(2,813)
Total Non-Qualifying Hedges	$281,881	$10,839	$(1,680)	$237,594	$13,639	$(3,635)
Total Derivatives(1)	$402,022	$12,803	$(7,822)	$347,834	$14,959	$(10,504)

(1)	Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks.

The fair value of the embedded derivatives, included in "Future policy benefits," was a net liability of $336 million and $472 million as of June 30, 2018 and December 31, 2017, respectively. The fair value of the related reinsurance recoverables, included in "Reinsurance recoverables," was a net asset of $336 million and $472 million as of June 30, 2018 and December 31, 2017, respectively. See Note 7 for additional information on these reinsurance agreements.

The fair value of the embedded derivatives, included in "Policyholders' account balances," was a net liability of $6 million and $5 million as of June 30, 2018 and December 31, 2017, respectively. There were no related reinsurance recoverables at each respective period.

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

	June 30, 2018
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives (1)	$12,803	$(8,072)	$4,731	$(4,731)	$0
Securities purchased under agreements to resell	10,000	0	10,000	(10,000)	0
Total Assets	$22,803	$(8,072)	$14,731	$(14,731)	$0
Offsetting of Financial Liabilities:
Derivatives (1)	$7,822	$(7,822)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$7,822	$(7,822)	$0	$0	$0

	December 31, 2017
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Presented in the Consolidated Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives (1)	$14,959	$(14,959)	$0	$0	$0
Securities purchased under agreements to resell	43,000	0	43,000	(43,000)	0
Total Assets	$57,959	$(14,959)	$43,000	$(43,000)	$0
Offsetting of Financial Liabilities:
Derivatives (1)	$10,504	$(9,941)	$563	$0	$563
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$10,504	$(9,941)	$563	$0	$563

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

	Three Months Ended June 30, 2018
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$333	$651	$6,042
Total cash flow hedges	0	333	651	6,042
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(264)	0	0	0
Currency	105	0	0	0
Currency/Interest Rate	1,085	0	11	0
Credit	0	0	0	0
Equity	917	0	0	0
Embedded Derivatives	(3,561)	0	0	0
Total non-qualifying hedges	(1,718)	0	11	0
Total	$(1,718)	$333	$662	$6,042

	Six Months Ended June 30, 2018
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$646	$241	$1,605
Total cash flow hedges	0	646	241	1,605
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,137)	0	0	0
Currency	52	0	0	0
Currency/Interest Rate	163	0	4	0
Credit	(2)	0	0	0
Equity	343	0	0	0
Embedded Derivatives	(5,110)	0	0	0
Total non-qualifying hedges	(5,691)	0	4	0
Total	$(5,691)	$646	$245	$1,605

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$148	$(326)	$(1,717)
Total cash flow hedges	0	148	(326)	(1,717)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	445	0	0	0
Currency	(7)	0	0	0
Currency/Interest Rate	(277)	0	(10)	0
Credit	0	0	0	0
Equity	561	0	0	0
Embedded Derivatives	(3,568)	0	0	0
Total non-qualifying hedges	(2,846)	0	(10)	0
Total	$(2,846)	$148	$(336)	$(1,717)

	Six Months Ended June 30, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$256	$(421)	$(2,971)
Total cash flow hedges	0	256	(421)	(2,971)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	431	0	0	0
Currency	(43)	0	0	0
Currency/Interest Rate	(496)	0	(9)	0
Credit	(38)	0	0	0
Equity	1,246	0	0	0
Embedded Derivatives	(6,975)	0	0	0
Total non-qualifying hedges	(5,875)	0	(9)	0
Total	$(5,875)	$256	$(430)	$(2,971)

(1)	Amounts deferred in AOCI.

For the six months ended June 30, 2018 and 2017, the ineffective portion of derivatives accounted for using hedge accounting were de minimis to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2017	$(5,036)
Net deferred gains/(losses) on cash flow hedges from January 1 to June 30, 2018	1,995
Amounts reclassified into current period earnings	(390)
Balance, June 30, 2018	$(3,431)

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using June 30, 2018 values, it is estimated that a pre-tax gain of $1.4 million will be reclassified from AOCI to earnings during the subsequent twelve months ending June 30, 2019, offset by amounts pertaining to the hedged items.

As of June 30, 2018, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 31 years.

Credit Derivatives

The Company has no exposure from credit derivative positions where it has written credit protection as of June 30, 2018 and December 31, 2017.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. The Company has outstanding notional amounts of $1 million and $2 million reported at fair value as a liability of $0.0 million and $0.1 million as of June 30, 2018 and December 31, 2017, respectively.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparty to financial derivative transactions with a positive fair value. The Company manages credit risk by entering into derivative transactions with its affiliate, Prudential Global Funding LLC (“PGF”), related to its over-the-counter ("OTC") derivatives. PGF, in turn, manages its credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreement, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.

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

	As of June 30, 2018
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$18,609	$0	$0	$18,609
Obligations of U.S. states and their political subdivisions	0	123,717	0	0	123,717
Foreign government bonds	0	58,935	0	0	58,935
U.S. corporate public securities	0	474,352	0	0	474,352
U.S. corporate private securities	0	226,386	9,222	0	235,608
Foreign corporate public securities	0	46,239	0	0	46,239
Foreign corporate private securities	0	150,640	785	0	151,425
Asset-backed securities (2)	0	23,526	2,100	0	25,626
Commercial mortgage-backed securities	0	119,887	192	0	120,079
Residential mortgage-backed securities	0	9,061	0	0	9,061
Subtotal	0	1,251,352	12,299	0	1,263,651
Fixed maturities, trading	0	6,215	0	0	6,215
Equity securities	2	5,190	6,966	0	12,158
Short-term investments	0	0	0	0	0
Cash equivalents	0	0	0	0	0
Other invested assets(3)	0	12,803	0	(8,072)	4,731
Reinsurance recoverables	0	0	336,084	0	336,084
Receivables from parent and affiliates	0	9,130	0	0	9,130
Subtotal excluding separate account assets	2	1,284,690	355,349	(8,072)	1,631,969
Separate account assets(4)(5)	0	12,395,328	0	0	12,395,328
Total assets	$2	$13,680,018	$355,349	$(8,072)	$14,027,297
Future policy benefits(6)	$0	$0	$336,084	$0	$336,084
Policyholders' account balances	0	0	5,627	0	5,627
Payables to parent and affiliates	0	7,822	0	(7,822)	0
Total liabilities	$0	$7,822	$341,711	$(7,822)	$341,711

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2017
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$19,296	$0	$0	$19,296
Obligations of U.S. states and their political subdivisions	0	127,868	0	0	127,868
Foreign government bonds	0	29,705	0	0	29,705
U.S. corporate public securities	0	497,522	0	0	497,522
U.S. corporate private securities	0	228,219	13,871	0	242,090
Foreign corporate public securities	0	37,681	0	0	37,681
Foreign corporate private securities	0	149,063	645	0	149,708
Asset-backed securities(2)	0	16,239	11,575	0	27,814
Commercial mortgage-backed securities	0	119,527	0	0	119,527
Residential mortgage-backed securities	0	10,026	0	0	10,026
Subtotal	0	1,235,146	26,091	0	1,261,237
Fixed maturities, trading(7)	0	6,643	0	0	6,643
Equity securities(7)	0	3,414	7,428	0	10,842
Short-term investments	0	0	0	0	0
Cash equivalents	0	0	0	0	0
Other invested assets(3)(7)	0	14,959	0	(14,959)	0
Reinsurance recoverables	0	0	472,157	0	472,157
Receivables from parent and affiliates	0	9,377	0	0	9,377
Subtotal excluding separate account assets	0	1,269,539	505,676	(14,959)	1,760,256
Separate account assets(4)(5)	0	12,454,118	0	0	12,454,118
Total assets	$0	$13,723,657	$505,676	$(14,959)	$14,214,374
Future policy benefits(6)	$0	$0	$472,157	$0	$472,157
Policyholders' account balances	0	0	5,463	0	5,463
Payables to parent and affiliates	0	10,504	0	(9,941)	563
Total liabilities	$0	$10,504	$477,620	$(9,941)	$478,183

(1)
“Netting” amounts represent cash collateral of $0.3 million and $5.0 million as of June 30, 2018 and December 31, 2017, respectively. The impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

(2)	Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)
Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. At June 30, 2018 and December 31, 2017, the fair values of such investments were $2.9 million and $0.7 million, respectively.

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

(5)
Separate account assets included in the fair value hierarchy exclude investments in entities that calculate net asset value per share ("NAV") (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). At June 30, 2018 and December 31, 2017, the fair value of such investments was $1,794 million and $1,791 million, respectively.

(6)
As of June 30, 2018, the net embedded derivative liability position of $336 million includes $86 million of embedded derivatives in an asset position and $422 million of embedded derivatives in a liability position. As of December 31, 2017, the net embedded derivative liability position of $472 million includes $77 million of embedded derivatives in an asset position and $549 million of embedded derivatives in a liability position.

(7)	Prior period amounts have been reclassified to conform to current period presentation. See Note 2 for details.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Transfers between Levels 1 and 2 – Transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported at the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate account. The fair value of foreign common stock held in the Company's Separate account may reflect differences in market levels between the close of foreign trading markets and the close of U.S. trading markets for the respective day. Dependent on the existence of such a timing difference, the assets may move between Level 1 and Level 2. During both the three and six months ended June 30, 2018 and 2017, there were no transfers between Level 1 and Level 2.

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of June 30, 2018
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$10,007	Discounted cash flow	Discount rate	19.27%	19.27%	19.27%	Decrease
Reinsurance recoverables	$336,084	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits(3)	$336,084	Discounted cash flow	Lapse rate(4)	1%	13%		Decrease
			Spread over LIBOR(5)	0.19%	1.28%		Decrease
			Utilization rate(6)	54%	97%		Increase
			Withdrawal rate			See table footnote (7) below
			Mortality rate (8)	0%	15%		Decrease
			Equity volatility curve	15%	22%		Increase

	As of December 31, 2017
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$14,516	Discounted cash flow	Discount rate	5.06%	22.23%	7.53%	Decrease
Reinsurance recoverables	$472,157	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits(3)	$472,157	Discounted cash flow	Lapse rate(4)	1%	12%		Decrease
			Spread over LIBOR(5)	0.12%	1.10%		Decrease
			Utilization rate(6)	52%	97%		Increase
			Withdrawal rate	See table footnote(7) below.
			Mortality rate(8)	0%	14%		Decrease
			Equity volatility curve	13%	24%		Increase

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

(2)	Includes assets classified as fixed maturities available-for-sale.

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

(6)
The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. Utilization assumptions may vary by product type, tax status and age. The impact of changes in these assumptions is highly dependent on the product type, the age of the contractholder at the time of the sale, and the timing of the first lifetime income withdrawal. Range reflects the utilization rate for the vast majority of business with living benefits.

(7)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of June 30, 2018 and December 31, 2017, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

(8)
Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 50 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%. Based on historical experience, the Company applies a set of age and duration specific mortality rate adjustments compared to standard industry tables. A mortality improvement assumption is also incorporated into the overall mortality table.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in Level 3 Assets and Liabilities – The following tables describe changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods. When a determination is made to classify assets and liabilities within Level 3, the determination is based on significance of the unobservable inputs in the overall fair value measurement. All transfers are based on changes in the observability of the valuation inputs, including the availability of pricing service information that the Company can validate. All transfers are generally reported at the value as of the beginning of the quarter in which transfers occur for any such assets still held at the end of the quarter. For the three months ended June 30, 2018,
$5 million of investments in collateralized loan obligations (“CLOs”) reported as “Asset-backed securities” were transferred from Level 3 to Level 2 as market activity, liquidity and overall observability of valuation inputs of CLOs have increased. For further information on valuation processes, see Note 9 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

	Three Months Ended June 30, 2018
	Fixed Maturities Available-for-Sale
	Corporate Securities(1)	Structured Securities(2)	Equity Securities
	(in thousands)
Fair Value, beginning of period	$14,621	$8,455	$7,183
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(124)	21	0
Asset administration fees and other income	0	0	(217)
Included in other comprehensive income (loss)	(799)	(32)	0
Net investment income	47	3	0
Purchases	86	0	0
Sales	(45)	(196)	0
Issuances	0	0	0
Settlements	(3,779)	(576)	0
Transfers into Level 3(4)	0	0	0
Transfers out of Level 3(4)	0	(5,383)	0
Other	0	0	0
Fair Value, end of period	$10,007	$2,292	$6,966
Unrealized gains (losses) for assets still held(5):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0
Asset administration fees and other income	$0	$0	$(217)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2018
	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits	Policyholders' Account Balances
	(in thousands)
Fair Value, beginning of period	$358,391	$6,029	$(358,391)	$(4,910)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(6)	(43,932)	0	43,932	(943)
Asset administration fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	0	0	0
Net investment income	0	0	0	0
Purchases	21,625	0	0	0
Sales	0	0	0	0
Issuances	0	0	(21,625)	0
Settlements	0	0	0	226
Transfers into Level 3(4)	0	0	0	0
Transfers out of Level 3(4)	0	(6,029)	0	0
Other	0	0	0	0
Fair Value, end of period	$336,084	$0	$(336,084)	$(5,627)
Unrealized gains (losses) for assets/liabilities still held(5):
Included in earnings:
Realized investment gains (losses), net	$(40,898)	$0	$40,898	$(7,860)
Asset administration fees and other income	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2018
	Fixed Maturities Available-for-Sale
	Corporate Securities(1)	Structured Securities(2)	Equity Securities
	(in thousands)
Fair Value, beginning of period	$14,516	$11,575	$7,428
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(124)	21	0
Asset administration fees and other income	0	0	(462)
Included in other comprehensive income (loss)	(636)	(30)	0
Net investment income	76	6	0
Purchases	146	190	0
Sales	(45)	(196)	0
Issuances	0	0	0
Settlements	(3,926)	(581)	0
Transfers into Level 3(4)	0	196	0
Transfers out of Level 3(4)	0	(8,889)	0
Other	0	0	0
Fair Value, end of period	$10,007	$2,292	$6,966
Unrealized gains (losses) for assets still held(5):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0
Asset administration fees and other income	$0	$0	$(462)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2018
	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits	Policyholders' Account Balances
	(in thousands)
Fair Value, beginning of period	$472,157	$0	$(472,157)	$(5,463)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(6)	(179,053)	0	179,053	(326)
Asset administration fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	(18)	0	0
Net investment income	0	0	0	0
Purchases	42,980	0	0	0
Sales	0	0	0	0
Issuances	0	0	(42,980)	0
Settlements	0	0	0	162
Transfers into Level 3(4)	0	6,047	0	0
Transfers out of Level 3(4)	0	(6,029)	0	0
Other	0	0	0	0
Fair Value, end of period	$336,084	$0	$(336,084)	$(5,627)
Unrealized gains (losses) for assets/liabilities still held(5):
Included in earnings:
Realized investment gains (losses), net	$(171,183)	$0	$171,183	$(326)
Asset administration fees and other income	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2017
	Fixed Maturities Available-For-Sale
	Corporate Securities(1)	Structured Securities(2)	Equity Securities(3)
	(in thousands)
Fair Value, beginning of period	$16,725	$14,725	$7,373
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	12	0
Asset administration fees and other income	0	0	(109)
Included in other comprehensive income (loss)	(6)	(36)	0
Net investment income	59	3	0
Purchases	504	0	0
Sales	(767)	0	0
Issuances	0	0	0
Settlements	(22)	(5,951)	0
Transfers into Level 3(4)	0	1,251	0
Transfers out of Level 3(4)	(1,790)	(1,498)	0
Other	0	0	0
Fair Value, end of period	$14,703	$8,506	$7,264
Unrealized gains (losses) for assets still held(5):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0
Asset administration fees and other income	$0	$0	$(109)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2017
	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits	Policyholders' Account Balances
	(in thousands)
Fair Value, beginning of period	$398,688	$0	$(398,688)	$(2,906)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(6)	143,738	0	(143,738)	(591)
Asset administration fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	0	0	0
Net investment income	0	0	0	0
Purchases	20,392	0	0	0
Sales	0	0	0	0
Issuances	0	0	(20,392)	0
Settlements	0	0	0	(59)
Transfers into Level 3(4)	0	0	0	0
Transfers out of Level 3(4)	0	0	0	0
Other	0	0	0	0
Fair Value, end of period	$562,818	$0	$(562,818)	$(3,556)
Unrealized gains (losses) for assets/liabilities still held(5):
Included in earnings:
Realized investment gains (losses), net	$147,713	$0	$(147,713)	$(591)
Asset administration fees and other income	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2017
	Fixed Maturities Available-For-Sale
	Corporate Securities(1)	Structured Securities(2)	Equity Securities(3)
	(in thousands)
Fair Value, beginning of period	$15,489	$2,328	$6,721
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(62)	12	0
Asset administration fees and other income	0	0	543
Included in other comprehensive income (loss)	396	(37)	0
Net investment income	65	6	0
Purchases	1,415	0	0
Sales	(767)	0	0
Issuances	0	0	0
Settlements	(43)	(5,951)	0
Transfers into Level 3(4)	0	13,646	0
Transfers out of Level 3(4)	(1,790)	(1,498)	0
Other	0	0	0
Fair Value, end of period	$14,703	$8,506	$7,264
Unrealized gains (losses) for assets still held(5):
Included in earnings:
Realized investment gains (losses), net	$(62)	$0	$0
Asset administration fees and other income	$0	$0	$543

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2017
	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits	Policyholders' Account Balances
	(in thousands)
Fair Value, beginning of period	$434,713	$5,993	$(434,713)	$(2,298)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(6)	87,669	0	(87,669)	(1,295)
Asset administration fees and other income	0	0	0	0
Included in other comprehensive income (loss)	0	0	0	0
Net investment income	0	0	0	0
Purchases	40,436	0	0	0
Sales	0	0	0	0
Issuances	0	0	(40,436)	0
Settlements	0	0	0	37
Transfers into Level 3(4)	0	0	0	0
Transfers out of Level 3(4)	0	(5,993)	0	0
Other	0	0	0	0
Fair Value, end of period	$562,818	$0	$(562,818)	$(3,556)
Unrealized gains (losses) for assets/liabilities still held(5):
Included in earnings:
Realized investment gains (losses), net	$94,096	$0	$(94,906)	$(1,295)
Asset administration fees and other income	$0	$0	$0	$0

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2018 (1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$122,546	$122,546	$121,958
Policy loans	0	0	199,000	199,000	199,000
Cash and cash equivalents	4,957	10,000	0	14,957	14,957
Accrued investment income	0	17,461	0	17,461	17,461
Receivables from parent and affiliates	0	30,963	0	30,963	30,963
Other assets	0	8,969	0	8,969	8,969
Total assets	$4,957	$67,393	$321,546	$393,896	$393,308
Liabilities:
Policyholders’ account balances - investment contracts	$0	$181,511	$40,129	$221,640	$222,723
Cash collateral for loaned securities	0	3,891	0	3,891	3,891
Payables to parent and affiliates	0	13,888	0	13,888	13,888
Other liabilities	0	47,674	0	47,674	47,674
Total liabilities	$0	$246,964	$40,129	$287,093	$288,176

	December 31, 2017(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$125,121	$125,121	$121,796
Policy loans	0	0	193,244	193,244	193,244
Cash and cash equivalents	1,618	43,000	0	44,618	44,618
Accrued investment income	0	16,580	0	16,580	16,580
Receivables from parent and affiliates	0	33,674	0	33,674	33,674
Other assets	0	5,768	0	5,768	5,768
Total assets	$1,618	$99,022	$318,365	$419,005	$415,680
Liabilities:
Policyholders’ account balances - investment contracts	$0	$179,246	$41,702	$220,948	$221,407
Cash collateral for loaned securities	0	15,208	0	15,208	15,208
Payables to parent and affiliates	0	21,673	0	21,673	21,673
Other liabilities	0	39,561	0	39,561	39,561
Total liabilities	$0	$255,688	$41,702	$297,390	$297,849

(1)
The information presented as of December 31, 2017, excludes certain hedge funds, private equity funds and other funds that were accounted for using the cost method and for which the fair value was measured at NAV per share (or its equivalent) as a practical expedient. The fair value and the carrying value of these cost method investments were $2.3 million and $2.6 million, respectively. Due to the adoption of ASU 2016-01 effective January 1, 2018, these assets are carried at fair value at each reporting date with changes in fair value reported in “Other income.” Therefore, as of June 30, 2018, these assets are excluded from this table but are reported in the fair value recurring measurement table.

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

The Company's income tax provision amounted to an income tax expense of $1.5 million, or 8.5% of income from operations before income taxes in the first six months of 2018, compared to an income tax benefit of $2.3 million, or (18.5)% of income from operations before income taxes in the first six months of 2017. The Company’s current effective tax rate differed from the U.S. statutory rate of 21% primarily due to non-taxable investment income and tax credits. The Company's prior effective tax rate differed from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits, and domestic production activities deduction. The Tax Cuts and Jobs Act of 2017 ("Tax Act of 2017") modified the methodology for determining the dividend received deduction and will likely reduce the tax benefit of non-taxable investment income in periods starting after December 31, 2017.

On December 22, 2017, the Tax Act of 2017 was enacted into U.S. law. As a result, the Company recognized a $2.5 million tax expense in “Total income tax expense (benefit)” in the Company’s Statements of Operations for the year ended December 31, 2017. In accordance with SEC Staff Accounting Bulletin 118, the Company recorded the effects of the Tax Act of 2017 as reasonable estimates due to the need for further analysis of the provisions within the Tax Act of 2017 and collection, preparation and analysis of relevant data necessary to complete the accounting. The Company has not fully completed its accounting for the tax effects of the Tax Act of 2017. As the Company completes the collection, preparation and analysis of data relevant to the Tax Act of 2017, and interprets any additional guidance issued by the IRS, U.S. Department of the Treasury, or other standard-setting organizations, the Company may make adjustments to these provisional amounts. These adjustments may materially impact the Company’s provision for income taxes in the period in which the adjustments are made. During the first six months of 2018, the Company did not recognize additional refinements of our provisional estimates.

The cumulative financial statement impact related to the Tax Act of 2017 as of June 30, 2018 was unchanged from the balance as of December 31, 2017.

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

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Reinsurance recoverables	$2,449,449	$2,480,848
Policy loans	(16,847)	(16,065)
Deferred policy acquisition costs	(735,957)	(708,740)
Deferred sales inducements	(56,124)	(58,399)
Other assets	18,191	19,159
Other liabilities	54,009	56,232

The reinsurance recoverables by counterparty are broken out below:

	June 30, 2018	December 31, 2017
	(in thousands)
PAR U	$867,927	$814,408
Prudential Insurance	749,256	859,122
PARCC	482,310	485,809
PAR Term	195,990	188,756
Term Re	138,703	116,869
Pruco Life	8,931	13,671
DART	5,889	0
Unaffiliated	443	2,213
Total reinsurance recoverables	$2,449,449	$2,480,848

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Premiums:
Direct	$60,485	$58,146	$119,859	$115,386
Ceded	(57,333)	(54,129)	(114,210)	(109,186)
Net premiums	3,152	4,017	5,649	6,200
Policy charges and fee income:
Direct	82,061	119,872	184,623	202,639
Ceded	(61,523)	(114,343)	(139,271)	(178,734)
Net policy charges and fee income	20,538	5,529	45,352	23,905
Net investment income:
Direct	17,741	16,794	34,445	33,410
Ceded	(133)	(152)	(288)	(296)
Net investment income	17,608	16,642	34,157	33,114
Asset administration fees:
Direct	9,039	9,607	18,060	18,821
Ceded	(7,705)	(7,305)	(15,420)	(14,327)
Net asset administration fees	1,334	2,302	2,640	4,494
Realized investment gains (losses), net:
Direct	44,637	(143,711)	177,775	(88,432)
Ceded	(46,533)	140,840	(183,602)	81,989
Realized investment gains (losses), net	(1,896)	(2,871)	(5,827)	(6,443)
Policyholders’ benefits (including change in reserves):
Direct	74,303	71,407	147,471	150,869
Ceded(1)	(65,696)	(72,724)	(130,312)	(139,807)
Net policyholders’ benefits (including change in reserves)	8,607	(1,317)	17,159	11,062
Interest credited to policyholders’ account balances:
Direct	16,608	7,942	33,130	22,158
Ceded	(7,697)	204	(15,655)	(6,191)
Net interest credited to policyholders’ account balances	8,911	8,146	17,475	15,967
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(36,960)	(41,085)	(81,446)	(78,975)

(1)
"Policyholders’ benefits (including change in reserves) ceded" includes $0.8 million and $0.7 million of unaffiliated activity for the three months ended June 30, 2018 and 2017, respectively, and $0.2 million and $2 million for the six months ended June 30, 2018 and 2017, respectively.

The gross and net amounts of life insurance face amount in force as of June 30, 2018 and 2017 were as follows:

	2018	2017
	(in thousands)
Direct gross life insurance face amount in force	$138,616,160	$133,137,378
Reinsurance ceded	(126,319,867)	(121,229,740)
Net life insurance face amount in force	$12,296,293	$11,907,638

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

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. Effective July 1, 2017, this agreement was terminated for certain new business, primarily Universal Life business, and such business was reinsured to Pruco Life under a yearly renewable term reinsurance agreement. Effective April 1, 2016 the Company entered into a reinsurance agreement with Prudential Insurance to reinsure its variable annuity base contracts, along with the living benefit guarantees. See Note 1 for additional information related to the Variable Annuities Recapture.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

8. EQUITY

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the six months ended June 30, 2018 and 2017, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2017	$(42)	$34,372	$34,330
Change in OCI before reclassifications	(1,152)	(57,112)	(58,264)
Amounts reclassified from AOCI	0	(206)	(206)
Income tax benefit (expense)	240	12,039	12,279
Cumulative effect of adoption of ASU 2016-01	0	(175)	(175)
Cumulative effect of adoption of ASU 2018-02	(8)	5,901	5,893
Balance, June 30, 2018	$(962)	$(5,181)	$(6,143)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2016	$(70)	$12,231	$12,161
Change in OCI before reclassifications	25	22,596	22,621
Amounts reclassified from AOCI	0	544	544
Income tax benefit (expense)	(9)	(8,099)	(8,108)
Balance, June 30, 2017	$(54)	$27,272	$27,218

(1)
Includes cash flow hedges of $(3) million and $(5) million as of June 30, 2018 and December 31, 2017, respectively, and $2 million and $5 million as of June 30, 2017 and December 31, 2016, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/ Interest rate(3)	$1,044	$(233)	$390	$(293)
Net unrealized investment gains (losses) on available-for-sale securities(4)	(186)	232	(184)	(251)
Total net unrealized investment gains (losses)	858	(1)	206	(544)
Total reclassifications for the period	$858	$(1)	$206	$(544)

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/ benefits reclassified out of AOCI. Negative amounts indicate losses/ costs reclassified out of AOCI.

(3)	See Note 4 for additional information on cash flow hedges.

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

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders' Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2017	$162	$(63)	$109	$(70)	$138
Net investment gains (losses) on investments arising during the period	6	0	0	(1)	5
Reclassification adjustment for (gains) losses included in net income	(22)	0	0	5	(17)
Reclassification adjustment for OTTI (gains) losses excluded from net income(1)	0	0	0	0	0
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	16	0	(3)	13
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders' account balances	0	0	(39)	7	(32)
Balance, June 30, 2018	$146	$(47)	$70	$(62)	$107

(1)	Represents "transfers in" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders' Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2017	$52,537	$35	$(1,754)	$(16,584)	$34,234
Net investment gains (losses) on investments arising during the period	(59,058)	0	0	12,405	(46,653)
Reclassification adjustment for (gains) losses included in net income	(184)	0	0	39	(145)
Reclassification adjustment for OTTI (gains) losses excluded from net income(2)	0	0	0	0	0
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	3,324	0	(699)	2,625
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders' account balances	0	0	(1,361)	286	(1,075)
Cumulative effect of adoption of ASU 2016-01	(270)	0	0	95	(175)
Cumulative effect of adoption of ASU 2018-02	0	0	0	5,901	5,901
Balance, June 30, 2018	$(6,975)	$3,359	$(3,115)	$1,443	$(5,288)

(1)	Includes cash flow hedges. See Note 4 for information on cash flow hedges.

(2)	Represents "transfers out" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.1 million for both the three and six months ended June 30, 2018 and 2017. The expense charged to the Company for the deferred compensation program was $0.2 million for both the three months ended June 30, 2018 and 2017, and $0.5 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $0.7 million and $0.8 million for the three months ended June 30, 2018 and 2017, respectively, and $1 million and $2 million for the six months ended June 30, 2018 and 2017, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.9 million for both the three months ended June 30, 2018 and 2017, and $2 million for both the six months ended June 30, 2018 and 2017.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $0.3 million for both the three months ended June 30, 2018 and 2017, and $0.6 million for both the six months ended June 30, 2018 and 2017.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $18 million and $16 million for the three months ended June 30, 2018 and 2017, respectively, and $35 million and $31 million for the six months ended June 30, 2018 and 2017, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $2 million for both the three months ended June 30, 2018 and 2017, and $4 million for both the six months ended June 30, 2018 and 2017.

Corporate Owned Life Insurance

The Company has sold three Corporate Owned Life Insurance ("COLI") policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $2,342 million at June 30, 2018 and $2,244 million at December 31, 2017. Fees related to these COLI policies were $6 million for both the three months ended June 30, 2018 and 2017, and $13 million for both the six months ended June 30, 2018 and 2017. The Company retains 10% of the mortality risk associated with these COLI policies up to $0.1 million per policy.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $0.6 million and $0.7 million for the three months ended June 30, 2018 and 2017, respectively, and $1 million for both the six months ended June 30, 2018 and 2017. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $33 million and $29 million as of June 30, 2018 and December 31, 2017, respectively. "Net investment income" related to these ventures includes a gain of $0.4 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively, and $1 million for both the six months ended June 30, 2018 and 2017.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $8 million and $7 million for the three months ended June 30, 2018 and 2017, respectively, and $15 million and $14 million for the six months ended June 30, 2018 and 2017, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $1 million and $2 million for the three months ended June 30, 2018 and 2017, respectively, and $3 million and $5 million for the six months ended June 30, 2018 and 2017, respectively. These revenues are recorded as “Asset administration fees” in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at June 30, 2018 and December 31, 2017 were as follows:

	Maturity Dates			Interest Rates			June 30, 2018	December 31, 2017
							(in thousands)
U.S. Dollar floating rate notes			2028	3.73%	-	3.80%	$6,015	$6,047
U.S. Dollar fixed rate notes	2026	-	2027	0.00%	-	14.85%	3,115	3,330
Total long-term notes receivable - affiliated(1)							$9,130	$9,377

(1)	All long-term notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

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

Accrued interest receivable related to these loans was $0.1 million at both June 30, 2018 and December 31, 2017, and is included in “Other assets”. Revenues related to these loans were $0.1 million for both the three months ended June 30, 2018 and 2017, and $0.1 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively, and are included in “Other income”.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the six months ended June 30, 2018 and for the year ended December 31, 2017.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain/(Loss), Net of Tax
				(in thousands)
Prudential Insurance	June 2017	Sale	Fixed Maturities & Short-Term Investments	$16,965	$16,515	$293	$0
Prudential Insurance	June 2017	Sale	Commercial Mortgages	$43,198	$42,301	$584	$0
Gibraltar Universal Life Reinsurance Company	May 2018	Purchase	Fixed Maturities	$17,904	$17,904	$0	$0

Debt Agreements

The Company is authorized to borrow funds up to $200 million from affiliates to meet its capital and other funding needs. The Company had no outstanding short-term and long-term debt to affiliates as of June 30, 2018 and December 31, 2017.

The total interest expense to the Company related to loans payable to affiliates was $0.0 million for both the three and six months ended June 30, 2018 and 2017.

Contributed Capital and Dividends

In both March of 2018 and 2017, the Company received a capital contribution in the amount of $1 million from Pruco Life.

Through June 30, 2018, the Company did not pay any dividends. In June 2017, the Company paid a dividend in the amount of $100 million to Pruco Life.

Reinsurance with Affiliates

As discussed in Note 7, the Company participates in reinsurance transactions with certain affiliates.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial loans. As of June 30, 2018, there were no outstanding commitments to fund commercial loans, and $2 million as of December 31, 2017. The Company has made commitments to purchase or fund investments, mostly private fixed maturities. As of June 30, 2018 and December 31, 2017, $29 million and $33 million, respectively, of these commitments were outstanding.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of June 30, 2018, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $10 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of June 30, 2018, compared with December 31, 2017, and its consolidated results of operations for the three and six months ended June 30, 2018 and 2017. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company is licensed to sell variable and fixed annuities, universal life insurance, variable life insurance and term life insurance in New Jersey and New York only and sells such products primarily through affiliated and unaffiliated distributors.

Regulatory Developments

Fiduciary Rules

In March 2018, the Fifth Circuit Court of Appeals vacated the fiduciary rules adopted by the U.S. Department of Labor (“DOL”) in April 2016. The decision became effective in June 2018. We cannot predict how the decision will impact our business, including in view of other pending regulatory developments regarding enhanced standards of care.

In April 2018, the Securities and Exchange Commission (the “SEC”) proposed a package of rulemakings and interpretative guidance that would, among other things, require broker-dealers to act in the best interest of retail customers when recommending securities transactions or investment strategies to them. The proposals would also clarify the SEC’s views of the fiduciary duty that investment advisers owe to their clients. If enacted in their current form, we believe the primary impact of the proposals would be to sales of certain of our products and to our affiliated Prudential Advisors distribution system. Given the uncertainty of the ultimate outcome of these proposals, we cannot predict the timing of any final rules or interpretations or their expected effects on our business.

In July 2018, the New York Department of Financial Services issued an amendment to its suitability regulations which will impose a best-interest standard on the sale of annuity and life insurance products in New York. We cannot predict what impact the New York regulation will have on our business.

State Insurance Exam

In June 2018, the Arizona Department of Insurance and the New Jersey Department of Banking and Insurance, along with the insurance regulators of Connecticut and Indiana, completed their first global consolidated group-wide examination of Prudential Financial and its subsidiaries for the five-year period ended December 31, 2016 and had no reportable findings.

Risk-Based Capital

In June 2018, the Capital Adequacy Task Force of the National Association of Insurance Commissioners (the “NAIC”) approved revisions to the NAIC’s risk-based capital (“RBC”) framework in respect of the Tax Cuts and Jobs Act of 2017 (the “Tax Act of 2017”). The revisions will apply to our domestic life insurance companies’ RBC ratios as of December 31, 2018. For a discussion of the impact of the Tax Act of 2017 and these changes on our RBC ratios, see "Liquidity and Capital Resources—Capital".

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
• insurance reserve levels, market experience true-ups and amortization of deferred policy acquisition costs (“DAC”);
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

The Prudential Premier® Retirement Variable Annuity with Highest Daily Lifetime Income (“HDI”) offers lifetime income based on the highest daily account value plus a compounded deferral credit. HDI v.3.0 is the most current version of our “highest daily” guaranteed living benefits. An optional enhanced death benefit called Legacy Protection Plus is available only at time of purchase and not in combination with any other benefit options. Under the Legacy Protection Plus benefit, we maintain a separate death benefit amount based on the contract holder's purchase payments subject to annual roll-up increases at a preset rate until certain events occur.

The Prudential Defined Income (“PDI”) Variable Annuity complements the other variable annuity products we offer with the highest daily lifetime income benefit. PDI provides for guaranteed lifetime withdrawal payments, but restricts contractholder investment to a single bond fund sub-account within the separate accounts. PDI includes a living benefit guarantee which provides for a specified lifetime income withdrawal rate applied to the purchase payments paid, subject to daily roll-up increases until lifetime withdrawals commence, but does not have the highest daily feature.

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

Term Life Insurance

The Company offers a variety of term life insurance products, which represent 71% of our net individual life insurance in force at June 30, 2018, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

Variable Life Insurance

The Company offers a number of individual variable life insurance products, which represent 17% of our net individual life insurance in force at June 30, 2018, that give the policyholder the flexibility to change both the death benefit and premium payments, and provide the potential to earn returns based on an underlying investment portfolio that the policyholder selects. The policyholder generally can make deposits for investments in a fixed-rate option which is part of our general account or in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed-rate option provide a guarantee of principal and are credited with interest at rates that we determine, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. The Company also offers a variable life product that has an optional flexible guarantee against lapse where policyholders can select the guarantee period. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance. A meaningful portion of the Company's individual life insurance profits, however, is associated with our large in force block of variable life insurance policies.

Universal Life Insurance

The Company offers universal life insurance products that feature flexible premiums and a crediting rate that we determine, subject to certain contractual minimums. Guaranteed universal life products, which represent 9% of our net individual life insurance in force at June 30, 2018, provide a guarantee of death benefits to remain in force when a policy would otherwise lapse due to insufficient cash value. The Company also offers other universal life insurance products which represent 3% of our net individual life insurance in force at June 30, 2018. These include products that allow the policyholders to allocate all or a portion of their account balance into an index account. The index account provides interest or an interest component linked to, but not an investment in, S&P 500 index performance over the following year, subject to certain participation rates and contractual minimums and maximums. Mortality and expense margins and net interest spread impact profits from universal life insurance.

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

DAC and Other Costs

DAC and other costs associated with the variable and universal life policies and the variable and fixed annuity contracts are generally amortized over the expected lives of these policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. The quarterly adjustments for market performance reflect the impact of changes to our estimate of total gross profits to reflect actual fund performance and market conditions. A significant portion of gross profits for our variable annuity contracts and, to a lesser degree, our variable life policies are dependent upon the total rate of return on assets held in separate account investment options. This rate of return influences the fees we earn, costs we incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts, as well as other sources of profit. Returns that are higher than our expectations for a given period produce higher than expected account balances, which increase the future fees we expect to earn and decrease the future costs we expect to incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts. The opposite occurs when returns are lower than our expectations. The changes in future expected gross profits are used to recognize a cumulative adjustment to all prior periods’ amortization.

The weighted average rate of return assumptions used in developing estimated gross profits consider many factors specific to each business, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC and other costs for our domestic variable annuity and variable life insurance products is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. As of June 30, 2018, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 4.1% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions, we generally update the future interest rates used to project fixed income returns annually and in any quarter when interest rates vary significantly from these assumptions. As a result of our 2018 annual reviews and update of assumptions and other refinements, we kept our long-term expectation of the 10-year U.S. Treasury rate unchanged from last year and continue to grade to 3.75% over ten years. This market performance related adjustment to our estimate of total gross profits results in a cumulative adjustment to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits.

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of newly adopted accounting pronouncements and accounting pronouncements issued but not yet adopted.

Changes in Financial Position

June 30, 2018 versus December 31, 2017

Total assets decreased $82 million, from $18,644 million at December 31, 2017 to $18,562 million at June 30, 2018. Significant components were:

•	Separate account assets decreased $56 million primarily driven by policy charges partially offset by favorable market performance and net inflows.

•
Reinsurance recoverables decreased $32 million. The decrease was primarily related to the annuity reinsured living benefit liabilities resulting from a decrease in future expected benefit payments driven by rising rates and credit spread widening, partially offset by an increase in reserves related to universal and term life business growth.

Total liabilities decreased $53 million, from $18,177 million at December 31, 2017 to $18,124 million at June 30, 2018. Significant components were:

•	Separate account liabilities decreased $56 million, corresponding to the decrease in separate account assets described above.

•	Future policy benefits decreased $101 million primarily related to the variable annuity living benefit liabilities, partially offset by term life business growth, as discussed above.

Partially offset by:

•	Policyholders’ account balances increase of $116 million primarily driven by universal life business growth.

Total equity decreased $28 million from $466 million at December 31, 2017 to $438 million at June 30, 2018, primarily driven by unrealized investment losses due to higher interest rates, partially offset by after-tax income.

Results of Operations

Income (loss) from Operations before Income Taxes

2018 to 2017 Three Months Comparison.

Income from operations before income taxes increased $1 million from $6 million in the second quarter of 2017 to $7 million in the second quarter of 2018. This was primarily driven by the $5 million favorable comparative net impacts from our annual reviews and update of assumptions and other refinements, mainly driven by favorable impacts related to a change in reinsurance methodology and mortality assumption updates in the individual life business.

2018 to 2017 Six Months Comparison.

Income from operations before income taxes increased $6 million from $12 million in the first six months of 2017 to $18 million in the first six months of 2018. This was primarily driven by the $5 million favorable comparative net impacts from our annual reviews and update of assumptions and other refinements, mainly driven by favorable impacts related to a change in reinsurance methodology and mortality assumption updates in the individual life business.

Revenues, Benefits and Expenses

2018 to 2017 Three Months Comparison

Revenues increased $14 million from $27 million in the second quarter of 2017 to $41 million in the second quarter of 2018. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues decreased by $2 million primarily driven by a decrease in policy charges and fee income primarily driven by higher cost of reinsurance premiums.

Benefits and expenses increased $13 million from $21 million in the second quarter of 2017 to $34 million in the second quarter of 2018. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased $1 million primarily driven by an increase in interest credited to policyholders' account balance.

2018 to 2017 Six Months Comparison

Revenues increased $18 million from $64 million in the second quarter of 2017 to $82 million in the second quarter of 2018. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased by $3 million primarily driven by $5 million increase in policy charges and fee income primarily driven by an increase in the amortization of unearned revenue reserves ("URR"), driven by the impact of the changes in the estimated profitability of the business, partially offset by an increase in the amortization of deferred acquisition costs, as discussed below. This was partially offset by a $2 million decrease in other income primarily driven by trading losses on derivatives in the individual life business.

Benefits and expenses increased $13 million from $51 million in the second quarter of 2017 to $64 million in the second quarter of 2018. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses increased by $2 million primarily driven by an unfavorable variance of $4 million in amortization of deferred policy acquisition costs primarily driven by the impact of the changes in the estimated profitability of the business. This was partially offset by a $3 million decrease in policyholder's benefits primarily reflecting lower reserves as a result of the increase in the cost of reinsurance for GMDB recoverable.

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

Asset Liability Management Strategy (including fixed income instruments and derivatives)

The current ALM strategy conducted within Prudential Insurance utilizes a combination of both traditional fixed income instruments and derivatives to defray potential claims associated with our variable annuity living benefit guarantees. The economic liability that Prudential Insurance seeks to manage with this ALM strategy consists of expected living benefit claims under less severe market conditions, which are managed using a traditional ALM strategy through the accumulation of fixed income and derivative instruments, and potential living benefit claims resulting from more severe market conditions, which are hedged using derivative instruments. For the portion of the ALM strategy executed with derivatives, Prudential Insurance enters into a range of exchange-traded, cleared, and over-the-counter (“OTC”) equity and interest rate derivatives, including, but not limited to: equity and treasury futures; total return and interest rate swaps; and options including equity options, swaptions, and floors and caps. Since the ALM strategy is conducted in Prudential Insurance, the results of the strategy do not directly impact the Company's results of operations or financial condition.

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

Prudential Financial is a Designated Financial Company under Dodd-Frank. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, resolution and recovery plans, credit exposure reporting, early remediation, management interlocks, and credit concentration. They may also include additional standards regarding enhanced public disclosure, short-term debt limits, and other related subjects. In addition, the Financial Stability Board has identified Prudential Financial as a global systemically important insurer (“G-SII”). For information on these regulatory initiatives and their potential impact on us, see “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Capital

Our capital management framework is primarily based on statutory RBC measures. The RBC ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the National Association of Insurance Commissioners ("NAIC"). RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation; however, as of June 30, 2018 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

In June 2018, the Capital Adequacy Task Force of the NAIC approved revisions to the NAIC RBC framework as a result of the adoption of the Tax Act of 2017 and the corresponding reduction of the corporate tax rate from 35% to 21%. The revisions will apply to the calculation of our domestic insurance life insurance companies’ RBC ratios as of December 31, 2018. The reduction of the corporate tax rate under the Tax Act of 2017 has the effect of increasing certain RBC factors, resulting in an overall decrease in insurers’ RBC ratios. The Company expects to have the necessary resources to maintain its “AA” ratings targets under this proposed RBC framework.

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

The Framework accommodates periodic volatility within ranges that are deemed acceptable, while also providing for additional potential sources of capital, including on-balance sheet capital, derivatives, and contingent sources of capital. We believe we currently have access to sufficient resources, either directly, or indirectly through Prudential Financial, to maintain adequate capitalization under a range of potential stress scenarios.

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
Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, fixed maturities and public equity securities. As of June 30, 2018 and December 31, 2017 the Company had liquid assets of $1,297 million and $1,323 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $15 million and $45 million as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, $1,183 million, or 94%, of the fixed maturity investments in Company general account portfolios were rated high or highest quality based on NAIC or equivalent rating.

Affiliated captive reinsurance companies are used to finance the portion of the statutory reserves required to be held under Regulation XXX and Guideline AXXX that is considered non-economic. The financing arrangements involve term and universal life business we reinsure to our affiliated captive reinsurers. The surplus notes issued by those affiliated captives are treated as capital for statutory purposes. These surplus notes are subordinated to policyholder obligations, and the payment of principal on the surplus notes can be made with prior insurance regulatory approval.

Our affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of surplus notes in return for the receipt of credit-linked notes ("Credit-Linked Note Structures"). Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. As of June 30, 2018, our affiliated captive reinsurance companies had Credit-Linked Note Structures with an aggregate issuance capacity of $13,700 million, of which $10,619 million was outstanding, as compared to an aggregate issuance capacity of $11,100 million, of which $9,487 million was outstanding, as of December 31, 2017. For more information on the Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2017.

As of June 30, 2018, our affiliated captive reinsurance companies also had outstanding an aggregate of $2.4 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.6 billion relates to Regulation XXX reserves and approximately $1.8 billion relates to Guideline AXXX reserves, all of which was issued by Prudential Financial. In addition, as of June 30, 2018, for purposes of financing Guideline AXXX reserves, our affiliated captives had outstanding approximately $4.0 billion of surplus notes that were issued to Prudential Financial in exchange for promissory notes of affiliates guaranteed by Prudential Financial.
The NAIC’s actuarial guideline known as “AG 48” requires our affiliated captive reinsurance companies to hold cash and rated securities in greater amounts than previously held to support economic reserves for certain of our term and universal life policies reinsured to a captive. The total additional asset requirement from the inception of AG 48 through December 31, 2017, was approximately $1.8 billion, which was funded using a combination of existing assets and newly purchased assets sourced from affiliated financing. We believe our affiliated captive reinsurance companies have sufficient internal and affiliated resources to satisfy the additional asset requirement through 2018.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of June 30, 2018, there have been no material changes in our economic exposure to market risk from December 31, 2017, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2017, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of June 30, 2018. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the Unaudited Interim Consolidated Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our business presented by such matters, which is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our business described elsewhere in this Quarterly Report on Form 10-Q.

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
Date: August 10, 2018