Form 10-Q
period 2019-03-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2019-05-09
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from              to
Commission file number 333-18053
 ____________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Not Applicable	Not Applicable	Not Applicable
As of May 9, 2019, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding. As of such date, Pruco Life Insurance Company, an Arizona corporation, owned all of the registrant’s Common Stock.
Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey and its subsidiary. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey and its subsidiary will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data or (d) reliance on third-parties; (7) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) ratings downgrades; (10) market conditions that may adversely affect the sales or persistency of our products; (11) competition; and (12) reputational damage. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2018 for discussion of certain risks relating to our business and investment in our securities.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Financial Position
March 31, 2019 and December 31, 2018 (in thousands, except share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Fixed maturities available for sale, at fair value (amortized cost: 2019 – $1,350,057; 2018 – $1,297,892)	$1,378,474	$1,277,824
Fixed Maturities, Trading, at Fair Value (amortized cost: 2019 – $7,446; 2018 – $7,446)	6,182	5,770
Equity securities, at fair value (cost: 2019 – $8,181; 2018 – $8,136)	10,127	9,870
Policy loans	207,649	206,448
Commercial mortgage and other loans	117,958	118,636
Other invested assets (includes $15,929 and $10,673 measured at fair value at March 31, 2019 and December 31, 2018, respectively)	67,458	58,413
Total investments	1,787,848	1,676,961
Cash and cash equivalents	47,955	70,441
Deferred policy acquisition costs	166,533	165,478
Accrued investment income	18,133	17,764
Reinsurance recoverables	2,834,073	2,723,518
Receivables from parent and affiliates	33,206	40,388
Income taxes receivable	8,872	19,134
Other assets	25,137	23,973
Separate account assets	14,631,038	13,382,345
TOTAL ASSETS	$19,552,795	$18,120,002
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$2,350,215	$2,314,958
Future policy benefits	1,933,169	1,820,092
Cash collateral for loaned securities	3,087	2,702
Payables to parent and affiliates	23,622	20,413
Other liabilities	119,922	134,771
Separate account liabilities	14,631,038	13,382,345
TOTAL LIABILITIES	19,061,053	17,675,281
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock ($5 par value; 400,000 shares authorized, issued and outstanding)	2,000	2,000
Additional paid-in capital	213,261	213,261
Retained earnings	254,036	243,827
Accumulated other comprehensive income (loss)	22,445	(14,367)
TOTAL EQUITY	491,742	444,721
TOTAL LIABILITIES AND EQUITY	$19,552,795	$18,120,002

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2019 and 2018 (in thousands)

	Three Months Ended March 31,
	2019	2018
REVENUES
Premiums	$3,338	$2,497
Policy charges and fee income	19,849	24,814
Net investment income	18,741	16,549
Asset administration fees	1,343	1,306
Other income	1,314	371
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(2,784)	0
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	(379)	0
Other realized investment gains (losses), net	(2,947)	(3,931)
Total realized investment gains (losses), net	(6,110)	(3,931)
TOTAL REVENUES	38,475	41,606
BENEFITS AND EXPENSES
Policyholders’ benefits	9,977	8,552
Interest credited to policyholders’ account balances	9,053	8,564
Amortization of deferred policy acquisition costs	1,225	5,967
General, administrative and other expenses	7,098	7,756
TOTAL BENEFITS AND EXPENSES	27,353	30,839
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	11,122	10,767
Income tax expense (benefit)	577	747
NET INCOME (LOSS)	$10,545	$10,020
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	0	(235)
Net unrealized investment gains (losses)	46,598	(36,561)
Total	46,598	(36,796)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	9,786	(7,728)
Other comprehensive income (loss), net of tax	36,812	(29,068)
COMPREHENSIVE INCOME (LOSS)	$47,357	$(19,048)

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Equity
Three Months Ended March 31, 2019 and 2018 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2018	$2,000	$213,261	$243,827	$(14,367)	$444,721
Cumulative effect of adoption of accounting changes(1)			(336)	0	(336)
Contributed capital		0			0
Comprehensive income (loss):
Net income (loss)			10,545		10,545
Other comprehensive income (loss), net of tax				36,812	36,812
Total comprehensive income (loss)					47,357
Balance, March 31, 2019	$2,000	$213,261	$254,036	$22,445	$491,742

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2017	$2,000	$211,961	$218,067	$34,330	$466,358
Cumulative effect of adoption of ASU 2016-01			372	(175)	197
Cumulative effect of adoption of ASU 2018-02			(5,893)	5,893
Contributed capital		1,300			1,300
Comprehensive income (loss):
Net income (loss)			10,020		10,020
Other comprehensive income (loss), net of tax				(29,068)	(29,068)
Total comprehensive income (loss)					(19,048)
Balance, March 31, 2018	$2,000	$213,261	$222,566	$10,980	$448,807

(1)	Includes the impact from the adoption of ASUs 2017-08 and 2017-12. See Note 2.

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Cash Flows
Three Months Ended March 31, 2019 and 2018 (in thousands)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,545	$10,020
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(5,763)	(7,442)
Interest credited to policyholders’ account balances	9,053	8,564
Realized investment (gains) losses, net	6,110	3,931
Amortization and other non-cash items	(3,644)	(1,429)
Change in:
Future policy benefits	37,994	56,784
Reinsurance recoverables	(29,362)	(47,524)
Accrued investment income	(369)	(638)
Net payables to/receivables from parent and affiliates	4,328	3,099
Deferred policy acquisition costs	(5,032)	(1,751)
Income taxes	566	735
Derivatives, net	(596)	(3,711)
Other, net	(15,723)	(1,824)
Cash flows from (used in) operating activities	8,107	18,814
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	5,559	8,045
Equity securities	5	0
Policy loans	6,130	5,710
Ceded policy loans	(489)	(286)
Commercial mortgage and other loans	899	597
Other invested assets	259	179
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(61,694)	(49,327)
Equity securities	(50)	(2,000)
Policy loans	(5,238)	(6,450)
Ceded policy loans	453	643
Commercial mortgage and other loans	0	(1,595)
Other invested assets	(2,898)	(1,265)
Notes receivable from parent and affiliates, net	6,068	155
Derivatives, net	10	(90)
Other, net	(62)	(139)
Cash flows from (used in) investing activities	(51,048)	(45,823)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	137,408	123,760
Ceded policyholders’ account deposits	(84,766)	(81,829)
Policyholders’ account withdrawals	(77,259)	(62,539)
Ceded policyholders’ account withdrawals	55,068	39,776
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	385	(10,870)
Net change in financing arrangements (maturities 90 days or less)	0	80
Drafts outstanding	(10,381)	(169)
Cash flows from (used in) financing activities	20,455	8,209
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,486)	(18,800)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	70,441	44,618
CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,955	$25,818

Significant Non-Cash Transactions

There were no significant non-cash transactions for the three months ended March 31, 2019 and 2018.

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

PLNJ had one subsidiary, formed in 2009 for the purpose of holding certain commercial mortgage loans and other investments which ceased operations and was dissolved as of December 31, 2018.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

ASU adopted during the three months ended March 31, 2019.

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities	This ASU requires certain premiums on callable debt securities to be amortized to the earliest call date.	January 1, 2019 using the modified retrospective method which included cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption.
Adoption of the ASU did not have a significant impact on the Company’s Financial Statements and Notes to the Financial Statements. The impact of the cumulative-effect adjustment to retained earnings was immaterial.

ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
This ASU makes targeted changes to the existing hedge accounting model to better portray the economics of an entity’s risk management activities and to simplify the use of hedge accounting. The ASU eliminates separate measurement and recording of hedge ineffectiveness. It requires entities to present the earnings effect of the hedging instrument in the same income statement line item in which the hedged item is reported and also requires expanded disclosures.

January 1, 2019 using the modified retrospective method which included cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption.
Adoption of the ASU did not have a significant impact on the Company’s Financial Statements and Notes to the Financial Statements. The impact of the cumulative-effect adjustment to retained earnings and accumulated other comprehensive income (loss) ("AOCI") related to ineffectiveness of the hedge instruments outstanding at the date of the adoption was immaterial. See Note 4 for additional required disclosures.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

ASU issued but not yet adopted as of March 31, 2019 — ASU 2018-12

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

Other ASU issued but not yet adopted as of March 31, 2019

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This ASU provides a new current expected credit loss model to account for credit losses on certain financial assets and off-balance sheet exposures (e.g., loans held for investment, debt securities held to maturity, reinsurance receivables, net investments in leases and loan commitments). The model requires an entity to estimate lifetime credit losses related to such financial assets and exposures based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The standard also modifies the current other-than-temporary impairment standard for available-for-sale debt securities to require the use of an allowance rather than a direct write down of the investment, and replaces existing standard for purchased credit deteriorated loans and debt securities.

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
beginning January 1,
2019.
The Company does not plan to early adopt this ASU and is currently assessing its impact on the Company’s Financial Statements and Notes to the Financial Statements.

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$15,290	$1,005	$0	$16,295	$0
Obligations of U.S. states and their political subdivisions	120,531	5,315	8	125,838	0
Foreign government bonds	69,728	1,151	1,061	69,818	0
U.S. public corporate securities	530,701	20,663	4,074	547,290	0
U.S. private corporate securities	235,695	4,711	1,652	238,754	0
Foreign public corporate securities	51,365	1,812	751	52,426	0
Foreign private corporate securities	153,020	2,263	3,545	151,738	0
Asset-backed securities(1)	22,342	1,082	28	23,396	(37)
Commercial mortgage-backed securities	146,721	2,282	1,175	147,828	0
Residential mortgage-backed securities(2)	4,664	429	2	5,091	(65)
Total fixed maturities, available-for-sale	$1,350,057	$40,713	$12,296	$1,378,474	$(102)

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of unrealized losses remaining in AOCI, from the impairment measurement date. Amount excludes $0.0 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$15,388	$940	$0	$16,328	$0
Obligations of U.S. states and their political subdivisions	121,031	1,830	555	122,306	0
Foreign government bonds	68,720	96	3,522	65,294	0
U.S. public corporate securities	486,872	8,798	14,945	480,725	0
U.S. private corporate securities	231,953	1,935	7,522	226,366	0
Foreign public corporate securities	49,684	476	1,945	48,215	0
Foreign private corporate securities	149,611	736	5,584	144,763	0
Asset-backed securities(1)	22,352	1,040	41	23,351	(40)
Commercial mortgage-backed securities	147,464	915	3,173	145,206	0
Residential mortgage-backed securities(2)	4,817	460	7	5,270	(66)
Total fixed maturities, available-for-sale	$1,297,892	$17,226	$37,294	$1,277,824	$(106)

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

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

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2019
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
Obligations of U.S. states and their political subdivisions	$0	$0	$1,985	$8	$1,985	$8
Foreign government bonds	4,181	28	34,371	1,033	38,552	1,061
U.S. public corporate securities	21,835	533	121,350	3,541	143,185	4,074
U.S. private corporate securities	18,829	373	54,532	1,279	73,361	1,652
Foreign public corporate securities	0	0	16,912	751	16,912	751
Foreign private corporate securities	45,469	1,449	26,397	2,096	71,866	3,545
Asset-backed securities	4,974	28	0	0	4,974	28
Commercial mortgage-backed securities	0	0	61,643	1,175	61,643	1,175
Residential mortgage-backed securities	186	1	252	1	438	2
Total fixed maturities, available-for-sale	$95,474	$2,412	$317,442	$9,884	$412,916	$12,296

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2018
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
Obligations of U.S. states and their political subdivisions	$36,191	$356	$7,585	$199	$43,776	$555
Foreign government bonds	28,009	1,002	30,924	2,520	58,933	3,522
U.S. public corporate securities	182,958	7,696	124,396	7,249	307,354	14,945
U.S. private corporate securities	57,562	4,549	106,828	2,973	164,390	7,522
Foreign public corporate securities	20,062	695	16,791	1,250	36,853	1,945
Foreign private corporate securities	97,538	4,321	14,107	1,263	111,645	5,584
Asset-backed securities	7,762	41	0	0	7,762	41
Commercial mortgage-backed securities	26,453	163	61,338	3,010	87,791	3,173
Residential mortgage-backed securities	535	4	243	3	778	7
Total fixed maturities, available-for-sale	$457,070	$18,827	$362,212	$18,467	$819,282	$37,294

As of March 31, 2019 and December 31, 2018, the gross unrealized losses on fixed maturity securities were composed of $10.4 million and $31.0 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $1.9 million and $6.3 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of March 31, 2019, the $9.9 million of gross unrealized losses of twelve months or more were concentrated in commercial mortgage-backed securities and in the Company’s corporate securities within the finance, consumer non-cyclical and transportation sectors. As of December 31, 2018, the $18.5 million of gross unrealized losses of twelve months or more were concentrated in commercial mortgage-backed securities and in the Company’s corporate securities within the finance, utility and consumer non-cyclical sectors. In accordance with its policy described in Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, the Company concluded that an adjustment to earnings for OTTI for these fixed maturity securities was not warranted at either March 31, 2019 or December 31, 2018. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of March 31, 2019, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	March 31, 2019
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$54,953	$55,011
Due after one year through five years	190,539	191,982
Due after five years through ten years	242,710	242,535
Due after ten years	688,128	712,631
Asset-backed securities	22,342	23,396
Commercial mortgage-backed securities	146,721	147,828
Residential mortgage-backed securities	4,664	5,091
Total fixed maturities, available-for-sale	$1,350,057	$1,378,474

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of fixed maturities, for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$3,256	$0
Proceeds from maturities/prepayments	3,163	8,801
Gross investment gains from sales and maturities	103	2
Gross investment losses from sales and maturities	(35)	0
OTTI recognized in earnings(2)	(3,163)	0

(1)	Includes $0.9 million and $0.8 million of non-cash related proceeds due to the timing of trade settlements for the three months ended March 31, 2019 and 2018, respectively.

(2)
Excludes the portion of OTTI amounts remaining in OCI, representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of the impairment.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

The following table sets forth a rollforward of pre-tax amounts remaining in OCI related to fixed maturity securities with credit loss impairments recognized in earnings, for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Credit loss impairments:
Balance, beginning of period	$179	$561
New credit loss impairments	3,021	0
Increases due to the passage of time on previously recorded credit losses	3	11
Reductions for securities which matured, paid down, prepaid or were sold during the period	(3)	(12)
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(58)	0
Balance, end of period	$3,142	$560

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income,” was $0.2 million and $(0.4) million during the three months ended March 31, 2019 and 2018, respectively.

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	March 31, 2019		December 31, 2018
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$41,579	35.2%	$41,775	35.2%
Hospitality	9,917	8.4	9,988	8.4
Industrial	12,257	10.4	12,264	10.3
Office	17,023	14.4	16,930	14.3
Other	18,983	16.1	19,024	16.0
Retail	13,750	11.6	13,838	11.6
Total commercial mortgage loans	113,509	96.1	113,819	95.8
Agricultural property loans	4,588	3.9	4,968	4.2
Total commercial mortgage and agricultural property loans by property type	118,097	100.0%	118,787	100.0%
Allowance for credit losses	(139)		(151)
Total commercial mortgage and other loans	$117,958		$118,636

As of March 31, 2019, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in Illinois (17%), New York (14%) and Texas (10%)) and included loans secured by properties in Europe (8%).

The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Balance at December 31, 2017	$179	$1	$180
Addition to (release of) allowance for credit losses	(29)	0	(29)
Charge-offs, net of recoveries	0	0	0
Balance at December 31, 2018	150	1	151
Addition to (release of) allowance for credit losses	(12)	0	(12)
Charge-offs, net of recoveries	0	0	0
Balance at March 31, 2019	$138	$1	$139

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	March 31, 2019
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	138	1	139
Total ending balance(1)	$138	$1	$139
Recorded investment(2):
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	113,509	4,588	118,097
Total ending balance(1)	$113,509	$4,588	$118,097

(1)	As of March 31, 2019, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2018
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	150	1	151
Total ending balance(1)	$150	$1	$151
Recorded investment(2):
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	113,819	4,968	118,787
Total ending balance(1)	$113,819	$4,968	$118,787

(1)	As of December 31, 2018, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

The following tables set forth certain key credit quality indicators for commercial mortgage and agricultural property loans based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	March 31, 2019
	Debt Service Coverage Ratio
	≥ 1.2X	1.0X to < 1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$87,826	$3,120	$0	$90,946
60%-69.99%	22,052	3,549	0	25,601
70%-79.99%	0	1,550	0	1,550
80% or greater	0	0	0	0
Total commercial mortgage and agricultural property loans	$109,878	$8,219	$0	$118,097

	December 31, 2018
	Debt Service Coverage Ratio
	≥ 1.2X	1.0X to < 1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$88,427	$1,210	$0	$89,637
60%-69.99%	19,975	5,513	0	25,488
70%-79.99%	2,102	1,560	0	3,662
80% or greater	0	0	0	0
Total commercial mortgage and agricultural property loans	$110,504	$8,283	$0	$118,787

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	March 31, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$113,509	$0	$0	$0	$113,509	$0
Agricultural property loans	4,588	0	0	0	4,588	0
Total	$118,097	$0	$0	$0	$118,097	$0

(1)	As of March 31, 2019, there were no loans in this category accruing interest.

(2)
For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

	December 31, 2018
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$113,819	$0	$0	$0	$113,819	$0
Agricultural property loans	4,968	0	0	0	4,968	0
Total	$118,787	$0	$0	$0	$118,787	$0

(1)	As of December 31, 2018, there were no loans in this category accruing interest.

(2)
For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	March 31, 2019	December 31, 2018
	(in thousands)
Company’s investment in separate accounts	$3,070	$3,008
LPs/LLCs:
Equity method:
Private equity	17,656	15,081
Hedge funds	29,370	28,266
Real estate-related	1,433	1,385
Subtotal equity method	48,459	44,732
Fair value:
Private equity	929	920
Hedge funds	106	105
Real estate-related	1,980	1,856
Subtotal fair value	3,015	2,881
Total LPs/LLCs	51,474	47,613
Derivative instruments	12,914	7,792
Total other invested assets	$67,458	$58,413

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Fixed maturities, available-for-sale	$13,558	$12,639
Fixed maturities, trading	77	82
Equity securities, at fair value	91	91
Commercial mortgage and other loans	1,177	1,239
Policy loans	2,734	2,657
Short-term investments and cash equivalents	280	89
Other invested assets	1,682	673
Gross investment income	19,599	17,470
Less: investment expenses	(858)	(921)
Net investment income	$18,741	$16,549

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net,” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Fixed maturities(1)	$(3,095)	$2
Commercial mortgage and other loans	12	(8)
LPs/LLCs	11	48
Derivatives	(3,044)	(3,973)
Short term investments and cash equivalents	6	0
Realized investment gains (losses), net	$(6,110)	$(3,931)

(1)	Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	March 31, 2019	December 31, 2018
	(in thousands)
Fixed maturity securities, available-for-sale—with OTTI	$(122)	$143
Fixed maturity securities, available-for-sale—all other	28,539	(20,211)
Derivatives designated as cash flow hedges(1)	1,585	1,793
Affiliated notes	515	509
Other investments	34	145
Net unrealized gains (losses) on investments	$30,551	$(17,621)

(1)	For more information on cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of March 31, 2019 and December 31, 2018, the Company had no repurchase agreements.

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	March 31, 2019			December 31, 2018
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
Foreign government bonds	728	0	728	0	0	0
U.S. public corporate securities	0	0	0	437	0	437
Foreign public corporate securities	2,359	0	2,359	2,265	0	2,265
Total cash collateral for loaned securities(1)	$3,087	$0	$3,087	$2,702	$0	$2,702

(1)	The Company did not have any agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

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

Other types of financial contracts that the company accounts for as derivatives include:
•Embedded derivatives

For detailed information on these contracts and the related strategies, see Note 4 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

	March 31, 2019			December 31, 2018
		Gross Fair Value			Gross Fair Value
Primary Underlying Risk/Instrument Type	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$123,178	$3,612	$(2,617)	$119,611	$3,787	$(2,271)
Total Derivatives Designated as Hedge Accounting Instruments:	$123,178	$3,612	$(2,617)	$119,611	$3,787	$(2,271)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$59,075	$2,408	$0	$59,075	$2,360	$0
Credit
Credit Default Swaps	0	0	0	756	0	(9)
Currency/Interest Rate
Foreign Currency Swaps	16,815	2,260	0	16,815	2,364	(111)
Foreign Currency
Foreign Currency Forwards	1,214	19	(1)	1,460	21	0
Equity
Equity Options	301,799	10,039	(2,683)	281,400	2,616	(749)
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	$378,903	$14,726	$(2,684)	$359,506	$7,361	$(869)
Total Derivatives(1)(2)	$502,081	$18,338	$(5,301)	$479,117	$11,148	$(3,140)

(1)	Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks.

(2)	Recorded in "Other invested assets" and "Other liabilities" on the Unaudited Interim Consolidated Statements of Financial Position.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

The fair value of the embedded derivatives, included in "Future policy benefits," was a net liability of $571 million and $489 million as of March 31, 2019 and December 31, 2018, respectively. The fair value of the related reinsurance recoverables, included in "Reinsurance recoverables," was a net asset of $571 million and $489 million as of March 31, 2019 and December 31, 2018, respectively. See Note 6 for additional information on these reinsurance agreements.

The fair value of the embedded derivatives, included in "Policyholders' account balances," was a net liability of $8 million and $2 million as of March 31, 2019 and December 31, 2018, respectively. There were no related reinsurance recoverables at each respective period.

Offsetting Assets and Liabilities

The following table presents recognized derivative instruments (excluding embedded derivatives and associated reinsurance recoverables), and repurchase and reverse repurchase agreements that are offset in the Unaudited Interim Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Unaudited Interim Statements of Financial Position.

	March 31, 2019
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$18,338	$(5,424)	$12,914	$(12,809)	$105
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$18,338	$(5,424)	$12,914	$(12,809)	$105
Offsetting of Financial Liabilities:
Derivatives(1)	$5,301	$(5,301)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$5,301	$(5,301)	$0	$0	$0

	December 31, 2018
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$11,148	$(3,355)	$7,793	$(7,307)	$486
Securities purchased under agreements to resell	10,000	0	10,000	(10,000)	0
Total Assets	$21,148	$(3,355)	$17,793	$(17,307)	$486
Offsetting of Financial Liabilities:
Derivatives(1)	$3,140	$(3,140)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$3,140	$(3,140)	$0	$0	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 9. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

	Three Months Ended March 31, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(10)	$398	$(209)	$(217)
Total cash flow hedges	(10)	398	(209)	(217)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	509	0	0	0
Currency	6	0	0	0
Currency/Interest Rate	110	0	(2)	0
Credit	(1)	0	0	0
Equity	4,140	0	0	0
Embedded Derivatives	(7,798)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	(3,034)	0	(2)	0
Total	$(3,044)	$398	$(211)	$(217)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2018 (2)
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(557)	$313	$(410)	$(4,437)
Total cash flow hedges	(557)	313	(410)	(4,437)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(874)	0	0	0
Currency	(54)	0	0	0
Currency/Interest Rate	(364)	0	(7)	0
Credit	(1)	0	0	0
Equity	(573)	0	0	0
Embedded Derivatives	(1,550)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	(3,416)	0	(7)	0
Total	$(3,973)	$313	$(417)	$(4,437)

(1)	Net change in AOCI.

(2)	Prior period amounts have been updated to conform to current period presentation.

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2018	$1,793
Cumulative-effect adjustment from the adoption of ASU 2017-12(1)	9
Amount recorded in AOCI
Currency/Interest Rate	(38)
Total amount recorded in AOCI	(38)
Amount reclassified from AOCI to income
Currency/Interest Rate	(179)
Total amount reclassified from AOCI to income	(179)
Balance, March 31, 2019	$1,585

(1)	See Note 2 for details.

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using March 31, 2019 values, it is estimated that a pre-tax gain of $1.6 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending March 31, 2020, offset by amounts pertaining to the hedged items.

The exposures the Company is hedging with these qualifying cash flow hedges include the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments.

There were no material amounts reclassified from AOCI into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Credit Derivatives

The Company has no exposure from credit derivative positions where it has written credit protection as of March 31, 2019 and December 31, 2018.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. The Company has outstanding notional amounts of $0.0 million and $1 million reported as of March 31, 2019 and December 31, 2018, respectively with a fair value of $0.0 million for both periods.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparty to financial derivative transactions with a positive fair value. The Company manages credit risk by entering into derivative transactions with its affiliate, Prudential Global Funding LLC (“PGF”), related to its over-the-counter ("OTC") derivatives. PGF, in turn, manages its credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreement, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single-party credit exposures which are subject to periodic management review.

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

For a discussion of the Company's valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 5 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	As of March 31, 2019
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$16,295	$0	$0	$16,295
Obligations of U.S. states and their political subdivisions	0	125,838	0	0	125,838
Foreign government bonds	0	69,818	0	0	69,818
U.S. corporate public securities	0	547,290	0	0	547,290
U.S. corporate private securities	0	237,188	1,566	0	238,754
Foreign corporate public securities	0	52,426	0	0	52,426
Foreign corporate private securities	0	150,960	778	0	151,738
Asset-backed securities(2)	0	23,396	0	0	23,396
Commercial mortgage-backed securities	0	122,504	25,324	0	147,828
Residential mortgage-backed securities	0	5,091	0	0	5,091
Subtotal	0	1,350,806	27,668	0	1,378,474
Fixed maturities, trading	0	6,182	0	0	6,182
Equity securities	0	3,551	6,576	0	10,127
Cash equivalents	0	47,131	0	0	47,131
Other invested assets(3)	0	18,338	0	(5,424)	12,914
Reinsurance recoverables	0	0	571,117	0	571,117
Receivables from parent and affiliates	0	2,761	0	0	2,761
Subtotal excluding separate account assets	0	1,428,769	605,361	(5,424)	2,028,706
Separate account assets(4)(5)	0	12,775,073	0	0	12,775,073
Total assets	$0	$14,203,842	$605,361	$(5,424)	$14,803,779
Future policy benefits(6)	$0	$0	$571,117	$0	$571,117
Policyholders' account balances	0	0	7,529	0	7,529
Payables to parent and affiliates	0	5,301	0	(5,301)	0
Total liabilities	$0	$5,301	$578,646	$(5,301)	$578,646

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	As of December 31, 2018
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$16,328	$0	$0	$16,328
Obligations of U.S. states and their political subdivisions	0	122,306	0	0	122,306
Foreign government bonds	0	65,294	0	0	65,294
U.S. corporate public securities	0	480,725	0	0	480,725
U.S. corporate private securities	0	224,278	2,088	0	226,366
Foreign corporate public securities	0	48,215	0	0	48,215
Foreign corporate private securities	0	143,969	794	0	144,763
Asset-backed securities(2)	0	23,351	0	0	23,351
Commercial mortgage-backed securities	0	145,206	0	0	145,206
Residential mortgage-backed securities	0	5,270	0	0	5,270
Subtotal	0	1,274,942	2,882	0	1,277,824
Fixed maturities, trading	0	5,770	0	0	5,770
Equity securities	0	3,248	6,622	0	9,870
Cash equivalents	19,972	39,946	0	0	59,918
Other invested assets(3)	0	11,148	0	(3,355)	7,793
Reinsurance recoverables	0	0	488,825	0	488,825
Receivables from parent and affiliates	0	8,824	0	0	8,824
Subtotal excluding separate account assets	19,972	1,343,878	498,329	(3,355)	1,858,824
Separate account assets(4)(5)	0	11,648,322	0	0	11,648,322
Total assets	$19,972	$12,992,200	$498,329	$(3,355)	$13,507,146
Future policy benefits(6)	$0	$0	$488,825	$0	$488,825
Policyholders' account balances	0	0	1,949	0	1,949
Payables to parent and affiliates	0	3,140	0	(3,140)	0
Total liabilities	$0	$3,140	$490,774	$(3,140)	$490,774

(1)
“Netting” amounts represent cash collateral of $0.1 million and $0.2 million as of March 31, 2019 and December 31, 2018, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

(2)	Includes credit tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)
Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. At March 31, 2019 and December 31, 2018, the fair values of such investments were $3.0 million and $2.9 million, respectively.

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

(5)
Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). At March 31, 2019 and December 31, 2018, the fair value of such investments was $1,856 million and $1,734 million, respectively.

(6)
As of March 31, 2019, the net embedded derivative liability position of $571 million includes $59 million of embedded derivatives in an asset position and $630 million of embedded derivatives in a liability position. As of December 31, 2018, the net embedded derivative liability position of $489 million includes $60 million of embedded derivatives in an asset position and $549 million of embedded derivatives in a liability position.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of March 31, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$2,344	Discounted cash flow	Discount rate	18.50%	20.00%	19.41%	Decrease
Reinsurance recoverables	$571,117	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(3)	$571,117	Discounted cash flow	Lapse rate(4)	1%	13%		Decrease
			Spread over LIBOR(5)	0.12%	1.35%		Decrease
			Utilization rate(6)	50%	97%		Increase
			Withdrawal rate			See table footnote (7) below
			Mortality rate (8)	0%	15%		Decrease
			Equity volatility curve	15%	22%		Increase

	As of December 31, 2018
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$2,882	Discounted cash flow	Discount rate	7.00%	16.33%	9.93%	Decrease
Reinsurance recoverables	$488,825	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(3)	$488,825	Discounted cash flow	Lapse rate(4)	1%	13%		Decrease
			Spread over LIBOR(5)	0.36%	1.60%		Decrease
			Utilization rate(6)	50%	97%		Increase
			Withdrawal rate	See table footnote(7) below.
			Mortality rate(8)	0%	15%		Decrease
			Equity volatility curve	18%	22%		Increase

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

(2)	Includes assets classified as fixed maturities available-for-sale.

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

(7)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of March 31, 2019 and December 31, 2018, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

Interrelationships Between Unobservable Inputs – In addition to the sensitivities of fair value measurements to changes in each unobservable input in isolation, as reflected in the table above, interrelationships between these inputs may also exist, such that a change in one unobservable input may give rise to a change in another, or multiple, inputs. For the discussion of the relationships between unobservable inputs as well as market factors that may affect the range of inputs used in the valuation of Level 3 assets and liabilities, see Note 5 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

	Three Months Ended March 31, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$2,882	$(786)	$248	$0	$0	$0	$0	$0	$0	$2,344	$(3,163)
Structured securities(4)	0	432	0	0	0	(68)	0	24,960	0	25,324	0
Other assets:
Equity securities	6,622	(46)	0	0	0	0	0	0	0	6,576	(46)
Reinsurance recoverables	488,825	59,790	22,502	0	0	0	0	0	0	571,117	63,207
Receivables from parent and affiliates	0	0	0	0	0	0	0	0	0	0	0
Liabilities:
Future policy benefits	(488,825)	(59,790)	0	0	(22,502)	0	0	0	0	(571,117)	(63,207)
Policyholders' account balances	(1,949)	(4,677)	0	0	0	(903)	0	0	0	(7,529)	(4,677)

	Three Months Ended March 31, 2019
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(3,163)	$0	$2,800	$9	$(3,163)	$0
Other assets:
Equity securities	0	(46)	0	0	0	(46)
Reinsurance recoverables	59,790	0	0	0	63,207	0
Receivables from parent and affiliates	0	0	0	0	0	0
Liabilities:
Future policy benefits	(59,790)	0	0	0	(63,207)	0
Policyholders' account balances	(4,677)	0	0	0	(4,677)	0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2018(5)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$14,516	$192	$60	$0	$0	$(147)	$0	$0	$0	$14,621	$0
Structured securities(4)	11,575	5	190	0	0	(5)	0	196	(3,506)	8,455	0
Other assets:
Equity securities	7,428	(245)	0	0	0	0	0	0	0	7,183	(245)
Reinsurance recoverables	472,157	(135,121)	21,355	0	0	0	0	0	0	358,391	(131,213)
Receivables from parent and affiliates	0	(18)	0	0	0	0	0	6,047	0	6,029	0
Liabilities:
Future policy benefits	(472,157)	135,121	0	0	(21,355)	0	0	0	0	(358,391)	131,213
Policyholders' account balances	(5,463)	617	0	0	0	(64)	0	0	0	(4,910)	617

	Three Months Ended March 31, 2018(5)
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$0	$0	$165	$32	$0	$0
Other assets:
Equity securities	0	(245)	0	0	0	(245)
Reinsurance recoverables	(135,121)	0	0	0	(131,213)	0
Receivables from parent and affiliates	0	0	(18)	0	0	0
Liabilities:
Future policy benefits	135,121	0	0	0	131,213	0
Policyholders' account balances	617	0	0	0	617	0

(1)
Realized investment gains (losses) on future policy benefits and reinsurance recoverables primarily represent the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts.

(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(3)	Includes U.S. corporate public, U.S. corporate private, foreign corporate public and foreign corporate private securities.

(4)	Includes asset-backed, commercial mortgage-backed and residential mortgage-backed securities.

(5)	Prior period amounts have been updated to conform to current period presentation.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	March 31, 2019
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$120,867	$120,867	$117,958
Policy loans	0	0	207,649	207,649	207,649
Cash and cash equivalents	824	0	0	824	824
Accrued investment income	0	18,133	0	18,133	18,133
Receivables from parent and affiliates	0	30,445	0	30,445	30,445
Other assets	0	5,479	0	5,479	5,479
Total assets	$824	$54,057	$328,516	$383,397	$380,488
Liabilities:
Policyholders’ account balances - investment contracts	$0	$187,665	$40,605	$228,270	$228,815
Cash collateral for loaned securities	0	3,087	0	3,087	3,087
Payables to parent and affiliates	0	23,622	0	23,622	23,622
Other liabilities	0	40,393	0	40,393	40,393
Total liabilities	$0	$254,767	$40,605	$295,372	$295,917

	December 31, 2018
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$119,659	$119,659	$118,636
Policy loans	0	0	206,448	206,448	206,448
Cash and cash equivalents	523	10,000	0	10,523	10,523
Accrued investment income	0	17,764	0	17,764	17,764
Receivables from parent and affiliates	0	31,564	0	31,564	31,564
Other assets	0	4,193	0	4,193	4,193
Total assets	$523	$63,521	$326,107	$390,151	$389,128
Liabilities:
Policyholders’ account balances - investment contracts	$0	$179,239	$40,349	$219,588	$220,553
Cash collateral for loaned securities	0	2,702	0	2,702	2,702
Payables to parent and affiliates	0	20,413	0	20,413	20,413
Other liabilities	0	58,357	0	58,357	58,357
Total liabilities	$0	$260,711	$40,349	$301,060	$302,025

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

6.    REINSURANCE

The Company participates in reinsurance with its affiliates Prudential Arizona Reinsurance Captive Company (“PARCC”), Prudential Arizona Reinsurance Term Company (“PAR Term”), Prudential Arizona Reinsurance Universal Company (“PAR U”), Prudential Term Reinsurance Company (“Term Re”) and Dryden Arizona Reinsurance Term Company (“DART”), its parent companies, Pruco Life and Prudential Insurance, as well as third parties. The reinsurance agreements provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage statutory capital, and facilitate the Company's capital market hedging program. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

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

Reinsurance amounts included in the Company’s Unaudited Interim Statements of Financial Position as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Reinsurance recoverables	$2,834,073	$2,723,518
Policy loans	(17,394)	(17,297)
Deferred policy acquisition costs	(758,671)	(754,569)
Deferred sales inducements	(52,261)	(52,875)
Other assets	16,472	17,959
Other liabilities	66,608	65,225

The reinsurance recoverables by counterparty are broken out below:

	March 31, 2019	December 31, 2018
	(in thousands)
Prudential Insurance	$1,012,459	$924,847
PAR U	941,152	922,904
PARCC	471,930	480,627
PAR Term	212,305	205,972
Term Re	165,481	156,303
DART	19,588	13,367
Pruco Life	9,786	15,013
Unaffiliated	1,372	4,485
Total reinsurance recoverables	$2,834,073	$2,723,518

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, were as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Premiums:
Direct	$63,014	$59,374
Ceded	(59,676)	(56,877)
Net premiums	3,338	2,497
Policy charges and fee income:
Direct	93,620	102,562
Ceded	(73,771)	(77,748)
Net policy charges and fee income	19,849	24,814
Net investment income:
Direct	18,909	16,704
Ceded	(168)	(155)
Net investment income	18,741	16,549
Asset administration fees:
Direct	8,879	9,021
Ceded	(7,536)	(7,715)
Net asset administration fees	1,343	1,306
Realized investment gains (losses), net:
Direct	(62,843)	133,138
Ceded	56,733	(137,069)
Realized investment gains (losses), net	(6,110)	(3,931)
Policyholders’ benefits (including change in reserves):
Direct	72,028	73,168
Ceded(1)	(62,051)	(64,616)
Net policyholders’ benefits (including change in reserves)	9,977	8,552
Interest credited to policyholders’ account balances:
Direct	15,217	16,522
Ceded	(6,164)	(7,958)
Net interest credited to policyholders’ account balances	9,053	8,564
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(39,502)	(44,486)

(1)	"Policyholders’ benefits (including change in reserves) ceded" includes $0.9 million and (0.6) million of unaffiliated activity for the three months ended March 31, 2019 and 2018, respectively.

The gross and net amounts of life insurance face amount in force as of March 31, 2019 and 2018 were as follows:

	2019	2018
	(in thousands)
Direct gross life insurance face amount in force	$143,145,835	$136,932,244
Reinsurance ceded	(130,509,208)	(124,758,204)
Net life insurance face amount in force	$12,636,627	$12,174,040

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Information regarding significant affiliated reinsurance agreements is described below.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. Effective July 1, 2017, this agreement was terminated for certain new business, primarily Universal Life business, and such business was reinsured to Pruco Life under a yearly renewable term reinsurance agreement. Effective April 1, 2016, the Company entered into a reinsurance agreement with Prudential Insurance to reinsure its variable annuity base contracts, along with the living benefit guarantees. This reinsurance agreement covers new and in force business and excludes business reinsured externally.

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

7.    INCOME TAXES

The Company uses a full year projected effective tax rate approach to calculate year-to-date taxes. In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. The projected effective tax rate is the ratio of projected “Total income tax expense (benefit)” divided by projected “Income (loss) from operations before income taxes". The interim period tax expense (or benefit) is the difference between the year-to-date income tax provision and the amounts reported for the previous interim periods of the fiscal year.

The Company's income tax provision amounted to an income tax expense of $0.6 million, or 5.19% of income (loss) from operations before income taxes in the first three months of 2019, compared to $0.7 million, or 6.94%, in the first three months of 2018. The Company’s current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

8. EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the three months ended March 31, 2019 and 2018, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2018	$(989)	$(13,378)	$(14,367)
Change in OCI before reclassifications	0	43,324	43,324
Amounts reclassified from AOCI	0	3,274	3,274
Income tax benefit (expense)	0	(9,786)	(9,786)
Balance, March 31, 2019	$(989)	$23,434	$22,445

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2017	$(42)	$34,372	$34,330
Change in OCI before reclassifications	(235)	(37,213)	(37,448)
Amounts reclassified from AOCI	0	652	652
Income tax benefit (expense)	49	7,679	7,728
Cumulative effect of adoption of ASU 2016-01	0	(175)	(175)
Cumulative effect of adoption of ASU 2018-02	(8)	5,901	5,893
Balance, March 31, 2018	$(236)	$11,216	$10,980

(1)
Includes cash flow hedges of $2 million and $2 million as of March 31, 2019 and December 31, 2018, respectively, and $(9) million and $(5) million as of March 31, 2018 and December 31, 2017, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/ Interest rate(3)	$(179)	$(654)
Net unrealized investment gains (losses) on available-for-sale securities	(3,095)	2
Total net unrealized investment gains (losses)(4)	(3,274)	(652)
Total reclassifications for the period	$(3,274)	$(652)

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/ benefits reclassified out of AOCI. Negative amounts indicate losses/ costs reclassified out of AOCI.

(3)	See Note 4 for additional information on cash flow hedges.

(4)
See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, future policy benefits, policyholders’ account balances and other liabilities.

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on securities classified as available-for-sale and certain other invested assets and other assets are included in the Company’s Unaudited Interim Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from OCI those items that are included as part of “Net income” for a period that had been part of OCI in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains (losses), are as follows:

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs(1)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(2)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2018	$143	$(54)	$42	$(54)	$77
Net investment gains (losses) on investments arising during the period	2	0	0	0	2
Reclassification adjustment for (gains) losses included in net income	(60)	0	0	13	(47)
Reclassification adjustment for OTTI (gains) losses excluded from net income	(207)	0	0	43	(164)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	63	0	(13)	50
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	(47)	10	(37)
Balance, March 31, 2019	$(122)	$9	$(5)	$(1)	$(119)

(1)	"Other costs" primarily includes reinsurance recoverables and deferred reinsurance losses.

(2)	"Other liabilities" primarily includes reinsurance payables.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(2)	Deferred Policy Acquisition Costs and Other Costs(3)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(4)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2018	$(17,764)	$3,169	$(2,472)	$3,612	$(13,455)
Net investment gains (losses) on investments arising during the period	44,896	0	0	(9,429)	35,467
Reclassification adjustment for (gains) losses included in net income	3,334	0	0	(700)	2,634
Reclassification adjustment for OTTI (gains) losses excluded from net income(1)	207	0	0	(43)	164
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	3,839	0	(807)	3,032
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	(5,429)	1,140	(4,289)
Balance, March 31, 2019	$30,673	$7,008	$(7,901)	$(6,227)	$23,553

(1)	Represents "transfers out" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(2)	Includes cash flow hedges. See Note 4 for information on cash flow hedges.

(3)	"Other costs" primarily includes reinsurance recoverables and deferred reinsurance losses.

(4)	"Other liabilities" primarily includes reinsurance payables.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.0 million for both the three months ended March 31, 2019 and 2018. The expense charged to the Company for the deferred compensation program was $0.3 million for both the three months ended March 31, 2019 and 2018.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $0.5 million and $0.7 million for the three months ended March 31, 2019 and 2018, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.7 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $0.2 million and $0.3 million for the three months ended March 31, 2019 and 2018 respectively.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $19 million and $17 million for the three months ended March 31, 2019 and 2018, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $2 million for both the three months ended March 31, 2019 and 2018.

Corporate Owned Life Insurance

The Company has sold three Corporate-Owned Life Insurance ("COLI") policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $2,521 million at March 31, 2019 and $2,239 million at December 31, 2018. Fees related to these COLI policies were $7 million for both the three months ended March 31, 2019 and 2018. The Company retains 10% of the mortality risk associated with these COLI policies up to $0.1 million per individual policy.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $0.5 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $35 million and $33 million as of March 31, 2019 and December 31, 2018, respectively. "Net investment income" related to these ventures includes a gain of $1.4 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $8 million for both the three months ended March 31, 2019 and 2018. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $1 million for both the three months ended March 31, 2019 and 2018. These revenues are recorded as “Asset administration fees” in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at March 31, 2019 and December 31, 2018 were as follows:

	Maturity Dates			Interest Rates			March 31, 2019	December 31, 2018
							(in thousands)
U.S. dollar floating rate notes	2028			4.02%	-	4.23%	$0	$6,001
U.S. dollar fixed rate notes	2026	-	2027	0.00%	-	14.85%	2,762	2,823
Total notes receivable - affiliated(1)							$2,762	$8,824

(1)	All notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

The affiliated notes receivable shown above are classified as available-for-sale securities and other trading assets carried at fair value. The Company monitors the internal and external credit ratings of these loans and loan performance. The Company also considers any guarantees made by Prudential Insurance for loans due from affiliates.

Accrued interest receivable related to these loans was $0.0 million and $0.1 million at March 31, 2019 and December 31, 2018, respectively, and is included in “Other assets”. Revenues related to these assets were $0.0 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively, and are included in “Other income”.

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. There were no affiliated asset trades for the three months ended March 31, 2019. The table below shows affiliated asset trades for the year ended December 31, 2018.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
Gibraltar Universal Life Reinsurance Company	May 2018	Purchase	Fixed Maturities	$17,904	$17,904	$0	$0

Debt Agreements

The Company is authorized to borrow funds up to $200 million from affiliates to meet its capital and other funding needs. As of March 31, 2019 and December 31, 2018, there was no debt outstanding.

The total interest expense to the Company related to loans payable to affiliates was $0.0 million for both the three months ended March 31, 2019 and 2018.

Contributed Capital and Dividends

Through March 2019, the Company did not receive any capital contributions. In March 2018, the Company received a capital contribution in the amount of $1 million from Pruco Life.

Through March 2019, the Company did not pay any dividends. In 2018, the Company did not pay any dividends.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Reinsurance with Affiliates

As discussed in Note 6, the Company participates in reinsurance transactions with certain affiliates.

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans. As of March 31, 2019, there were $7 million outstanding commitments to fund commercial loans, and none as of December 31, 2018. The Company has made commitments to purchase or fund investments, mostly private fixed maturities. As of March 31, 2019 and December 31, 2018, $45 million and $41 million, respectively, of these commitments were outstanding.

Contingent Liabilities

On an ongoing basis, the Company and its regulators review its operations including, but not limited to, sales and other customer interface procedures and practices, and procedures for meeting obligations to our customers and other parties. These reviews may result in the modification or enhancement of processes or the imposition of other action plans, including concerning management oversight, sales and other customer interface procedures and practices, and the timing or computation of payments to customers and other parties. In certain cases, if appropriate, the Company may offer customers or other parties remediation and may incur charges, including the cost of such remediation, administrative costs and regulatory fines.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of March 31, 2019, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $10 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

The following discussion of litigation and regulatory matters provides an update of those matters discussed in Note 14 to the Company’s Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and should be read in conjunction with the complete descriptions provided in the Form 10-K.

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

The DOL’s review of the securities lending matter is closed. Prudential Financial is cooperating with the SEC in its review of the securities lending and foreign tax reclaim matters (which includes a review of the remediation plans) and has entered into discussions with the SEC staff regarding a possible settlement of both matters that would potentially involve charges under the Investment Advisers Act and financial remedies. Prudential Financial cannot predict the outcome of the discussions with the SEC regarding these matters.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of March 31, 2019, compared with December 31, 2018, and its results of operations for the three months ended March 31, 2019 and 2018. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company is licensed to sell variable and fixed annuities, universal life insurance, variable life insurance and term life insurance in New Jersey and New York only and sells such products primarily through affiliated and unaffiliated distributors.

Regulatory Developments

For information on the potential impacts of regulation on the Company see “Business—Regulation” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Interest rates in the U.S. have experienced a period of historically low levels in large part due to Federal Reserve efforts to assist with the economic recovery subsequent to the financial crisis of 2008. While market conditions and events make uncertain the timing, amount and impact of any monetary policy decisions by the Federal Reserve, a trend of rising interest rates may enhance our reinvestment yields, primarily for our investments in fixed maturity securities and commercial mortgage loans. As interest rates rise, our reinvestment yield may approach or exceed the overall portfolio yield. Conversely, if interest rates were to decline, our reinvestment yield may fall below our overall portfolio yield, resulting in an unfavorable impact to earnings.
For more information on interest rate risks, see “Risk Factors—Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

See “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of risks that have materially affected and may affect in the future the Company’s business, results of operations or financial condition, or cause the Company’s actual results to differ materially from those expected or those expressed in any forward-looking statements made by or on behalf of the Company.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each business, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, other costs and liabilities for future policy benefits for certain of our products, primarily domestic variable annuity and variable life insurance products is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. As of March 31, 2019, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 4.7% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions, we generally update the future interest rates used to project fixed income returns annually and in any quarter when interest rates vary significantly from these assumptions. As a result of our 2018 annual reviews and update of assumptions and other refinements, we kept our long-term expectation of the 10-year U.S. Treasury rate unchanged and continue to grade to 3.75% over ten years.

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Financial Statements for a discussion of newly adopted accounting pronouncements and accounting pronouncements issued but not yet adopted.

Changes in Financial Position

March 31, 2019 versus December 31, 2018

Total assets increased $1,432 million, from $18,120 million at December 31, 2018 to $19,552 million at March 31, 2019. Significant components were:

•	Separate account assets increased $1,249 million primarily driven by favorable market performance and net inflows, partially offset by policy charges.

•
Reinsurance recoverables increased $111 million, primarily related to the annuity reinsured living benefit liabilities resulting from an increase in future expected benefit payments driven by credit spread tightening and decline in interest rates, partially offset by favorable equity market, as well as, by universal and term life business growth.

•	Total investments increased $111 million primarily driven by universal, term and variable life business growth and unrealized investment gains due to the decline in interest rates.

Total liabilities increased $1,386 million, from $17,675 million at December 31, 2018 to $19,061 million at March 31, 2019. Significant components were:

•	Separate account liabilities increased $1,249 million, corresponding to the increase in separate account assets described above.

•	Future policy benefits increased $113 million primarily related to the variable annuity living benefit liabilities and universal and term life business growth, as discussed above.

•	Policyholders’ account balances increased $35 million primarily driven by universal life business growth.

Total equity increased $46 million from $445 million at December 31, 2018 to $491 million at March 31, 2019, primarily driven by unrealized investment gains due to the decline in interest rates and by after-tax income.

Results of Operations

Income (loss) from Operations before Income Taxes

2019 to 2018 Three Months Comparison

Excluding the impacts of the absence of the one-time internal corporate owned life insurance ("COLI") restructure in the individual life business, income from operations before income taxes remained relatively flat for the three months ended March 31, 2018 to the three months ended March 31, 2019.

Revenues, Benefits and Expenses

2019 to 2018 Three Months Comparison

Revenues decreased $4 million from $42 million for the three months ended March 31, 2018 to $38 million for the three months ended March 31, 2019. This decrease is primarily driven by a decrease in policy charges and fee income of $5 million primarily as a result of the absence of the one-time favorable impacts to unearned revenue reserves ("URR") related to the internal COLI restructure in the individual life business and a decrease in Other realized investment gains (losses) of $2 million primarily driven by realized losses on equity options due to the increase in the equity markets. This was partially offset by an increase in Net investment income of $2 million and in Other income of $1 million primarily driven by the business growth in the individual life business.

Benefits and expenses decreased $4 million from $31 million for the three months ended March 31, 2018 to $27 million for the three months ended March 31, 2019. This decrease is primarily driven by a $5 million decrease in Amortization of deferred policy acquisition costs primarily driven by the absence of the one-time unfavorable impact related to the internal COLI restructure in the individual life business. This was partially offset by a $1 million increase in policyholders' benefits primarily driven by the unfavorable mortality on term and variable life products in the individual life business.

Variable Annuity Risks and Risk Mitigants

The following is a summary of: (i) the risks associated with individual annuity products and (ii) our strategies in mitigating those risks, including any updates to those strategies since the previous year end. For a more detailed description of these items and their related accounting treatment, refer to the complete descriptions provided in our Annual Report on Form 10-K for the year ended December 31, 2018.

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates, and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns are subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. We currently manage our exposure to certain risks driven by fluctuations in the capital markets primarily through a combination of two strategies, described below including Product Design Features and an Asset Liability Management ("ALM") Strategy.

Product Design Features

A portion of the variable annuity contracts that we offer include an asset transfer feature. This feature is implemented at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate account. The objective of the asset transfer feature is to reduce our exposure to equity market risk and market volatility. The asset transfer feature associated with currently-sold highest daily living benefit products uses a designated bond fund sub-account within the separate account. The transfers are based on a static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder deposits, as well as a required minimum allocation to our general account for certain of our products. We have also introduced products that diversify our risk profile and have incorporated provisions in product design allowing frequent revisions of key pricing elements for certain products. In addition, there is diversity in our fee arrangements, as certain fees are primarily based on the benefit guarantee amount, the contractholder account value and/or premiums, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

Asset Liability Management Strategy (including fixed income instruments and derivatives)

The current ALM strategy conducted within Prudential Insurance utilizes a combination of both traditional fixed income instruments and derivatives to defray potential claims associated with our variable annuity living benefit guarantees. The economic liability we manage with this ALM strategy consists of expected living benefit claims under less severe market conditions, which are managed using a traditional ALM strategy through the accumulation of fixed income and derivative instruments, and potential living benefit claims resulting from more severe market conditions, which are hedged using derivative instruments. For the portion of our ALM strategy executed with derivatives, Prudential Insurance enter into a range of exchange-traded, cleared, and over-the-counter (“OTC”) equity and interest rate derivatives, including, but not limited to: equity and treasury futures; total return and interest rate swaps; and options including equity options, swaptions, and floors and caps. Since the ALM strategy is conducted in Prudential Insurance, the results of the strategy do not directly impact the Company's results of operations or financial condition.

Income Taxes

For information regarding income taxes, see Note 7 to the Unaudited Interim Financial Statements.

Liquidity and Capital Resources

This section supplements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include, or may include in the future requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, credit exposure reporting and credit concentration. For information on these regulatory initiatives and their potential impact on us, see “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Capital

Our capital management framework is primarily based on statutory Risk-Based Capital ("RBC") measures. The RBC ratios are a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the National Association of Insurance Commissioners ("NAIC"). RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The Company’s capital levels substantially exceed the minimum level required by applicable insurance regulations. Our regulatory capital levels may be affected in the future by changes to the applicable regulations, proposals for which are currently under consideration by both domestic and international insurance regulators.

In 2018, the NAIC’s RBC framework was revised to reflect the reduction of the corporate tax rate from 35% to 21% under the Tax Act of 2017. The revisions apply to the calculation of our RBC ratio, beginning as of December 31, 2018. While there is no impact on our ability to pay claims, these revisions to the RBC framework have had the effect of increasing certain RBC factors, resulting in an overall decrease in insurers’ RBC ratios.

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

Affiliated Captive Reinsurance Companies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Capital-Affiliated Captive Reinsurance Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of our use of captive reinsurance companies.

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
Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, fixed maturities that are not designated as held-to-maturity and public equity securities. As of March 31, 2019 and December 31, 2018 the Company had liquid assets of $(7) million and $(13) million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $(61) million and $(68) million as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, $1,305 million, or 95%, of the fixed maturity investments in Company general account portfolios were rated high or highest quality based on NAIC or equivalent rating.

Term and Universal Life Reserve Financing

The Company uses affiliated captive reinsurance companies to finance the portion of the statutory reserves required to be held under Regulation XXX and Guideline AXXX that is considered to be non-economic. The financing arrangements involve the reinsurance of term and universal life business to our affiliated captive reinsurers and the issuance of surplus notes by those affiliated captives that are treated as capital for statutory purposes. These surplus notes are subordinated to policyholder obligations, and the payment of principal and interest on the surplus notes can only be made with prior insurance regulatory approval.
As of March 31, 2019, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $13.7 billion of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $11.4 billion of surplus notes was outstanding as of December 31, 2018. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For more information on the Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities" in the Annual Report on Form 10-K for the year ended December 31, 2018.

In addition, as of March 31, 2019, our affiliated captive reinsurance companies had outstanding an aggregate of $2.3 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.6 billion relates to Regulation XXX reserves and approximately $1.7 billion relates to Guideline AXXX reserves. In addition, as of March 31, 2019, for purposes of financing Guideline AXXX reserves, our affiliated captives had outstanding approximately $4.0 billion of surplus notes that were issued to affiliates.
The Company has introduced updated versions of several products in its individual life product portfolio in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. During 2017, the Company adopted principle-based reserving for its guaranteed universal life products and introduced updated versions of these products. The guaranteed universal life updated products support the principle-based statutory reserve level without the need for captive reserve financing. The Company is continuing to assess the impact of this new reserving approach on projected statutory reserve levels and product pricing for its remaining portfolio of individual life product offerings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of March 31, 2019, there have been no material changes in our economic exposure to market risk from December 31, 2018, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2018, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of March 31, 2019. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the Unaudited Interim Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our business presented by such matters, which is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our business described elsewhere in this Quarterly Report on Form 10-Q.

Item 6. Exhibits

EXHIBIT INDEX

31.1 Section 302 Certification of the Chief Executive Officer

31.2 Section 302 Certification of the Chief Financial Officer

32.1 Section 906 Certification of the Chief Executive Officer

32.2 Section 906 Certification of the Chief Financial Officer

101.INS - XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
Date: May 9, 2019