Form 10-Q
period 2019-06-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2019-08-13
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Newark, NJ 07102
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of August 13, 2019, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding. As of such date, Pruco Life Insurance Company, an Arizona corporation, owned all of the registrant’s Common Stock.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Financial Position
June 30, 2019 and December 31, 2018 (in thousands, except share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Fixed maturities available for sale, at fair value (amortized cost: 2019–$1,373,556; 2018–$1,297,892)	$1,449,052	$1,277,824
Fixed maturities, trading, at fair value (amortized cost: 2019–$10,491; 2018–$7,466)	9,304	5,770
Equity securities, at fair value (cost: 2019–$5,186; 2018–$8,136)	7,457	9,870
Policy loans	209,578	206,448
Commercial mortgage and other loans	122,644	118,636
Other invested assets (includes $22,012 and $10,673 measured at fair value at June 30, 2019 and December 31, 2018, respectively)	79,201	58,413
Total investments	1,877,236	1,676,961
Cash and cash equivalents	45,641	70,441
Deferred policy acquisition costs	165,502	165,478
Accrued investment income	18,810	17,764
Reinsurance recoverables	3,099,079	2,723,518
Receivables from parent and affiliates	32,603	40,388
Income taxes receivable	8,406	19,134
Other assets	23,936	23,973
Separate account assets	15,132,687	13,382,345
TOTAL ASSETS	$20,403,900	$18,120,002
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$2,352,257	$2,314,958
Future policy benefits	2,227,311	1,820,092
Cash collateral for loaned securities	2,447	2,702
Payables to parent and affiliates	17,412	20,413
Other liabilities	132,995	134,771
Separate account liabilities	15,132,687	13,382,345
Total liabilities	19,865,109	17,675,281
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock ($5 par value; 400,000 shares authorized, issued and outstanding)	2,000	2,000
Additional paid-in capital	213,261	213,261
Retained earnings	264,533	243,827
Accumulated other comprehensive income (loss)	58,997	(14,367)
Total equity	538,791	444,721
TOTAL LIABILITIES AND EQUITY	$20,403,900	$18,120,002

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2019 and 2018 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES
Premiums	$3,281	$3,152	$6,619	$5,649
Policy charges and fee income	22,605	20,538	42,454	45,352
Net investment income	19,472	17,608	38,213	34,157
Asset administration fees	1,449	1,334	2,792	2,640
Other income	1,329	(27)	2,643	344
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	0	0	(2,784)	0
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	0	0	(379)	0
Other realized investment gains (losses), net	(5,056)	(1,896)	(8,003)	(5,827)
Total realized investment gains (losses), net	(5,056)	(1,896)	(11,166)	(5,827)
TOTAL REVENUES	43,080	40,709	81,555	82,315
BENEFITS AND EXPENSES
Policyholders’ benefits	10,351	8,607	20,328	17,159
Interest credited to policyholders’ account balances	10,005	8,911	19,058	17,475
Amortization of deferred policy acquisition costs	6,174	6,027	7,399	11,994
General, administrative and other expenses	6,858	10,103	13,956	17,859
TOTAL BENEFITS AND EXPENSES	33,388	33,648	60,741	64,487
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	9,692	7,061	20,814	17,828
Income tax expense (benefit)	(805)	745	(228)	1,492
NET INCOME (LOSS)	$10,497	$6,316	$21,042	$16,336
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	4	(917)	4	(1,152)
Net unrealized investment gains (losses)	46,263	(20,757)	92,861	(57,318)
Total	46,267	(21,674)	92,865	(58,470)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	9,715	(4,551)	19,501	(12,279)
Other comprehensive income (loss), net of taxes	36,552	(17,123)	73,364	(46,191)
Comprehensive income (loss)	$47,049	$(10,807)	$94,406	$(29,855)

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Equity
Three and Six Months Ended June 30, 2019 and 2018 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2018	$2,000	$213,261	$243,827	$(14,367)	$444,721
Cumulative effect of adoption of accounting changes(1)			(336)	0	(336)
Contributed capital		0			0
Comprehensive income (loss):
Net income (loss)			10,545		10,545
Other comprehensive income (loss), net of tax				36,812	36,812
Total comprehensive income (loss)					47,357
Balance, March 31, 2019	2,000	213,261	254,036	22,445	491,742
Contributed capital		0			0
Comprehensive income:
Net income (loss)			10,497		10,497
Other comprehensive income (loss), net of taxes				36,552	36,552
Total comprehensive income (loss)					47,049
Balance, June 30, 2019	$2,000	$213,261	$264,533	$58,997	$538,791

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2017	$2,000	$211,961	$218,067	$34,330	$466,358
Cumulative effect of adoption of ASU 2016-01			372	(175)	197
Cumulative effect of adoption of ASU 2018-02			(5,893)	5,893	0
Contributed capital		1,300			1,300
Comprehensive income (loss):
Net income (loss)			10,020		10,020
Other comprehensive income (loss), net of tax				(29,068)	(29,068)
Total comprehensive income (loss)					(19,048)
Balance, March 31, 2018	2,000	213,261	222,566	10,980	448,807
Contributed capital		(113)			(113)
Comprehensive income:
Net income (loss)			6,316		6,316
Other comprehensive income (loss), net of tax				(17,123)	(17,123)
Total comprehensive income (loss)					(10,807)
Balance, Balance, June 30, 2018	$2,000	$213,148	$228,882	$(6,143)	$437,887

(1)	Includes the impact from the adoption of ASUs 2017-08 and 2017-12. See Note 2.
See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Cash Flows
Six Months Ended June 30, 2019 and 2018 (in thousands)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21,042	$16,336
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(25,026)	(16,804)
Interest credited to policyholders’ account balances	19,058	17,475
Realized investment (gains) losses, net	11,166	5,827
Amortization and other non-cash items	(7,220)	(4,744)
Change in:
Future policy benefits	148,113	92,246
Reinsurance recoverables	(133,304)	(87,886)
Accrued investment income	(1,046)	(881)
Net payables to/receivables from parent and affiliates	(1,306)	(5,069)
Deferred policy acquisition costs	(7,803)	(3,107)
Income taxes	(8,684)	(995)
Derivatives, net	(1,378)	(4,275)
Other, net	(16,605)	3,564
Cash flows from (used in) operating activities	(2,993)	11,687
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	33,123	27,469
Fixed maturities, trading	0	0
Equity securities	3,298	5
Policy loans	12,885	10,873
Ceded policy loans	(713)	(608)
Commercial mortgage and other loans	6,576	1,193
Other invested assets	1,161	1,639
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(111,939)	(94,921)
Fixed maturities, trading	(3,045)	0
Equity securities	(50)	(2,002)
Policy loans	(12,010)	(13,040)
Ceded policy loans	1,036	1,163
Commercial mortgage and other loans	(10,557)	(1,595)
Other invested assets	(8,939)	(2,673)
Notes receivable from parent and affiliates, net	6,127	220
Derivatives, net	25	(16)
Other, net	(139)	2
Cash flows from (used in) investing activities	(83,161)	(72,291)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	284,528	249,188
Ceded policyholders’ account deposits	(172,340)	(167,109)
Policyholders’ account withdrawals	(162,051)	(134,241)
Ceded policyholders’ account withdrawals	113,527	86,696
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(256)	(11,317)
Drafts outstanding	(2,054)	7,726
Cash flows from (used in) financing activities	61,354	30,943
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,800)	(29,661)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	70,441	44,618
CASH AND CASH EQUIVALENTS, END OF PERIOD	$45,641	$14,957

Significant Non-Cash Transactions

There were no significant non-cash transactions for the six months ended June 30, 2019 and 2018.

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

ASU adopted during the six months ended June 30, 2019.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

ASU issued but not yet adopted as of June 30, 2019 — ASU 2018-12

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018 and is expected to have a significant impact on the Company’s Financial Statements and Notes to the Financial Statements. In July 2019, the FASB made a tentative decision to defer the effective date of this ASU to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. A final decision regarding the effective date is expected in the third quarter of 2019. This ASU will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. Outlined below are four key areas of change, although there are other changes not noted below. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter.

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

Other ASU issued but not yet adopted as of June 30, 2019

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

The Company is continuing to develop its expected credit loss models and related systems, processes and controls for assets held on the Statement of
Financial Position at amortized cost, the most significant of which are the commercial mortgage and other loans. The allowance for credit losses will likely increase when the ASU is adopted to cover expected credit losses over the lifetime of the commercial mortgage and other loans, incorporating reasonable and supportable forecasts and expected changes in future economic conditions. The extent of the impact of adoption of this ASU on the Company’s Financial Statements and Notes to the
Financial Statements will depend on various factors including the economic environment and the size and type of the commercial mortgage and other loans held on the date of adoption.

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$15,189	$1,156	$0	$16,345	$0
Obligations of U.S. states and their political subdivisions	120,450	8,259	0	128,709	0
Foreign government bonds	70,733	3,978	10	74,701	0
U.S. public corporate securities	553,331	44,374	1,311	596,394	0
U.S. private corporate securities	233,673	9,042	1,066	241,649	0
Foreign public corporate securities	50,777	3,343	418	53,702	0
Foreign private corporate securities	155,829	4,346	2,757	157,418	0
Asset-backed securities(1)	19,323	1,015	18	20,320	(31)
Commercial mortgage-backed securities	149,791	5,116	10	154,897	0
Residential mortgage-backed securities(2)	4,460	457	0	4,917	(58)
Total fixed maturities, available-for-sale	$1,373,556	$81,086	$5,590	$1,449,052	$(89)

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of unrealized losses remaining in AOCI, from the impairment measurement date. Amount excludes $0.6 million of net unrealized losses on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

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

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2019
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
Obligations of U.S. states and their political subdivisions	$0	$0	$0	$0	$0	$0
Foreign government bonds	0	0	5,600	10	5,600	10
U.S. public corporate securities	0	0	37,873	1,311	37,873	1,311
U.S. private corporate securities	9,853	212	11,803	854	21,656	1,066
Foreign public corporate securities	0	0	8,344	418	8,344	418
Foreign private corporate securities	20,309	340	26,349	2,417	46,658	2,757
Asset-backed securities	4,785	15	999	3	5,784	18
Commercial mortgage-backed securities	0	0	2,961	10	2,961	10
Residential mortgage-backed securities	0	0	0	0	0	0
Total fixed maturities, available-for-sale	$34,947	$567	$93,929	$5,023	$128,876	$5,590

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2018
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
Obligations of U.S. states and their political subdivisions	$36,191	$356	$7,585	$199	$43,776	$555
Foreign government bonds	28,009	1,002	30,924	2,520	58,933	3,522
U.S. public corporate securities	182,958	7,696	124,396	7,249	307,354	14,945
U.S. private corporate securities	57,562	4,549	106,828	2,973	164,390	7,522
Foreign public corporate securities	20,062	695	16,791	1,250	36,853	1,945
Foreign private corporate securities	97,538	4,321	14,107	1,263	111,645	5,584
Asset-backed securities	7,762	41	0	0	7,762	41
Commercial mortgage-backed securities	26,453	163	61,338	3,010	87,791	3,173
Residential mortgage-backed securities	535	4	243	3	778	7
Total fixed maturities, available-for-sale	$457,070	$18,827	$362,212	$18,467	$819,282	$37,294

As of June 30, 2019 and December 31, 2018, the gross unrealized losses on fixed maturity securities were composed of $3.5 million and $31.0 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $2.1 million and $6.3 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of June 30, 2019, the $5.0 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, transportation and utility sectors. As of December 31, 2018, the $18.5 million of gross unrealized losses of twelve months or more were concentrated in commercial mortgage-backed securities and in the Company’s corporate securities within the finance, utility and consumer non-cyclical sectors. In accordance with its policy described in Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, the Company concluded that an adjustment to earnings for OTTI for these fixed maturity securities was not warranted at either June 30, 2019 or December 31, 2018. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of June 30, 2019, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	June 30, 2019
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$41,356	$41,328
Due after one year through five years	192,513	195,343
Due after five years through ten years	242,095	248,729
Due after ten years	724,018	783,518
Asset-backed securities	19,323	20,320
Commercial mortgage-backed securities	149,791	154,897
Residential mortgage-backed securities	4,460	4,917
Total fixed maturities, available-for-sale	$1,373,556	$1,449,052

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of fixed maturities, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$8,383	$1,565	$11,639	$1,565
Proceeds from maturities/prepayments	19,043	21,510	22,206	30,311
Gross investment gains from sales and maturities	40	(56)	143	(54)
Gross investment losses from sales and maturities	(424)	(130)	(459)	(130)
OTTI recognized in earnings(2)	0	0	(3,163)	0

(1)	Includes $0.7 million and $4.4 million of non-cash related proceeds due to the timing of trade settlements for the six months ended June 30, 2019 and 2018, respectively.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

The following table sets forth a rollforward of pre-tax amounts remaining in OCI related to fixed maturity securities with credit loss impairments recognized in earnings, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Credit loss impairments:
Balance, beginning of period	$3,142	$560	$179	$561
New credit loss impairments	1	0	3,022	0
Increases due to the passage of time on previously recorded credit losses	18	4	21	15
Reductions for securities which matured, paid down, prepaid or were sold during the period	(6)	(387)	(9)	(399)
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(6)	0	(64)	0
Balance, end of period	$3,149	$177	$3,149	$177

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income,” was $0.3 million and $(0.2) million during the three months ended June 30, 2019 and 2018, respectively, and $0.5 million and $(0.7) million during the six months ended June 30, 2019 and 2018, respectively.

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	June 30, 2019		December 31, 2018
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$43,457	35.5%	$41,775	35.2%
Hospitality	9,846	8.0	9,988	8.4
Industrial	15,731	12.8	12,264	10.3
Office	19,609	16.0	16,930	14.3
Other	16,858	13.7	19,024	16.0
Retail	13,661	11.1	13,838	11.6
Total commercial mortgage loans	119,162	97.1	113,819	95.8
Agricultural property loans	3,600	2.9	4,968	4.2
Total commercial mortgage and agricultural property loans by property type	122,762	100.0%	118,787	100.0%
Allowance for credit losses	(118)		(151)
Total commercial mortgage and other loans	$122,644		$118,636

As of June 30, 2019, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in New York (15%), Illinois (14%) and Texas (12%)) and included loans secured by properties in Europe (7%).

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Balance at December 31, 2017	$179	$1	$180
Addition to (release of) allowance for credit losses	(29)	0	(29)
Charge-offs, net of recoveries	0	0	0
Balance at December 31, 2018	150	1	151
Addition to (release of) allowance for credit losses	(32)	(1)	(33)
Charge-offs, net of recoveries	0	0	0
Balance at June 30, 2019	$118	$0	$118

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	June 30, 2019
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	118	0	118
Total ending balance(1)	$118	$0	$118
Recorded investment(2):
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	119,162	3,600	122,762
Total ending balance(1)	$119,162	$3,600	$122,762

(1)	As of June 30, 2019, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2018
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	150	1	151
Total ending balance(1)	$150	$1	$151
Recorded investment(2):
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	113,819	4,968	118,787
Total ending balance(1)	$113,819	$4,968	$118,787

(1)	As of December 31, 2018, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

The following tables set forth certain key credit quality indicators for commercial mortgage and agricultural property loans based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	June 30, 2019
	Debt Service Coverage Ratio
	≥ 1.2X	1.0X to < 1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$93,881	$3,083	$0	$96,964
60%-69.99%	20,727	3,531	0	24,258
70%-79.99%	0	1,540	0	1,540
80% or greater	0	0	0	0
Total commercial mortgage and agricultural property loans	$114,608	$8,154	$0	$122,762

	December 31, 2018
	Debt Service Coverage Ratio
	≥ 1.2X	1.0X to < 1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$88,427	$1,210	$0	$89,637
60%-69.99%	19,975	5,513	0	25,488
70%-79.99%	2,102	1,560	0	3,662
80% or greater	0	0	0	0
Total commercial mortgage and agricultural property loans	$110,504	$8,283	$0	$118,787

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	June 30, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$119,162	$0	$0	$0	$119,162	$0
Agricultural property loans	3,600	0	0	0	3,600	0
Total	$122,762	$0	$0	$0	$122,762	$0

(1)	As of June 30, 2019, there were no loans in this category accruing interest.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	June 30, 2019	December 31, 2018
	(in thousands)
Company’s investment in separate accounts	$3,147	$3,008
LPs/LLCs:
Equity method:
Private equity	20,178	15,081
Hedge funds	30,114	28,266
Real estate-related	3,750	1,385
Subtotal equity method	54,042	44,732
Fair value:
Private equity	871	920
Hedge funds	107	105
Real estate-related	2,456	1,856
Subtotal fair value	3,434	2,881
Total LPs/LLCs	57,476	47,613
Derivative instruments	18,578	7,792
Total other invested assets	$79,201	$58,413

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Fixed maturities, available-for-sale	$14,248	$12,957	$27,806	$25,596
Fixed maturities, trading	86	81	163	163
Equity securities, at fair value	91	91	182	182
Commercial mortgage and other loans	1,324	1,220	2,501	2,459
Policy loans	2,846	2,751	5,580	5,408
Short-term investments and cash equivalents	322	61	602	150
Other invested assets	1,414	1,315	3,096	1,988
Gross investment income	20,331	18,476	39,930	35,946
Less: investment expenses	(859)	(868)	(1,717)	(1,789)
Net investment income	$19,472	$17,608	$38,213	$34,157

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Fixed maturities(1)	$(384)	$(186)	$(3,479)	$(184)
Commercial mortgage and other loans	21	7	33	(1)
LPs/LLCs	0	1	11	49
Derivatives	(4,689)	(1,718)	(7,733)	(5,691)
Short term investments and cash equivalents	(4)	0	2	0
Realized investment gains (losses), net	$(5,056)	$(1,896)	$(11,166)	$(5,827)

(1)	Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	June 30, 2019	December 31, 2018
	(in thousands)
Fixed maturity securities, available-for-sale—with OTTI	$(660)	$143
Fixed maturity securities, available-for-sale—all other	76,156	(20,211)
Derivatives designated as cash flow hedges(1)	3,128	1,793
Affiliated notes	543	509
Other investments	159	145
Net unrealized gains (losses) on investments	$79,326	$(17,621)

(1)	For more information on cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of June 30, 2019 and December 31, 2018, the Company had no repurchase agreements.

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	June 30, 2019			December 31, 2018
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
U.S. public corporate securities	$0	$0	$0	$437	$0	$437
Foreign public corporate securities	2,447	0	2,447	2,265	0	2,265
Total cash collateral for loaned securities(1)	$2,447	$0	$2,447	$2,702	$0	$2,702

(1)	The Company did not have any agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

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

Primary Risks Managed by Derivatives

The table below provides a summary of the gross notional amount and fair value of derivative contracts by the primary underlying risks, excluding embedded derivatives and associated reinsurance recoverables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral, and NPR.

	June 30, 2019			December 31, 2018
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$123,132	$5,042	$(1,946)	$119,611	$3,787	$(2,271)
Total Derivatives Designated as Hedge Accounting Instruments:	$123,132	$5,042	$(1,946)	$119,611	$3,787	$(2,271)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$59,075	$3,462	$0	$59,075	$2,360	$0
Credit
Credit Default Swaps	0	0	0	756	0	(9)
Currency/Interest Rate
Foreign Currency Swaps	25,998	2,801	(99)	16,815	2,364	(111)
Foreign Currency
Foreign Currency Forwards	1,434	16	(4)	1,460	21	0
Equity
Equity Options	328,549	13,816	(4,486)	281,400	2,616	(749)
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	$415,056	$20,095	$(4,589)	$359,506	$7,361	$(869)
Total Derivatives(1)(2)	$538,188	$25,137	$(6,535)	$479,117	$11,148	$(3,140)

(1)	Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks.

(2)	Recorded in "Other invested assets" and "Other liabilities" on the Unaudited Interim Consolidated Statements of Financial Position.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

The fair value of the embedded derivatives, included in "Future policy benefits," was a net liability of $757 million and $489 million as of June 30, 2019 and December 31, 2018, respectively. The fair value of the related reinsurance recoverables, included in "Reinsurance recoverables," was a net asset of $757 million and $489 million as of June 30, 2019 and December 31, 2018, respectively. See Note 6 for additional information on these reinsurance agreements.

The fair value of the embedded derivatives, included in "Policyholders' account balances," was a net liability of $112 million and $2 million as of June 30, 2019 and December 31, 2018, respectively. There were no related reinsurance recoverables at each respective period.

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

	June 30, 2019
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$25,137	$(6,559)	$18,578	$(18,528)	$50
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$25,137	$(6,559)	$18,578	$(18,528)	$50
Offsetting of Financial Liabilities:
Derivatives(1)	$6,535	$(6,535)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$6,535	$(6,535)	$0	$0	$0

	December 31, 2018
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$11,148	$(3,355)	$7,793	$(7,307)	$486
Securities purchased under agreements to resell	10,000	0	10,000	(10,000)	0
Total Assets	$21,148	$(3,355)	$17,793	$(17,307)	$486
Offsetting of Financial Liabilities:
Derivatives(1)	$3,140	$(3,140)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$3,140	$(3,140)	$0	$0	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

	Three Months Ended June 30, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$411	$235	$1,543
Total cash flow hedges	0	411	235	1,543
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	850	0	0	0
Currency	9	0	0	0
Currency/Interest Rate	492	0	2	0
Credit	0	0	0	0
Equity	1,839	0	0	0
Embedded Derivatives	(7,879)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	(4,689)	0	2	0
Total	$(4,689)	$411	$237	$1,543

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(10)	$808	$26	$1,326
Total cash flow hedges	(10)	808	26	1,326
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,359	0	0	0
Currency	15	0	0	0
Currency/Interest Rate	602	0	0	0
Credit	(1)	0	0	0
Equity	5,979	0	0	0
Embedded Derivatives	(15,677)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	(7,723)	0	0	0
Total	$(7,733)	$808	$26	$1,326

	Three Months Ended June 30, 2018(2)
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$60	$333	$651	$6,042
Total cash flow hedges	60	333	651	6,042
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(264)	0	0	0
Currency	105	0	0	0
Currency/Interest Rate	1,025	0	11	0
Credit	0	0	0	0
Equity	917	0	0	0
Embedded Derivatives	(3,561)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	(1,778)	0	11	0
Total	$(1,718)	$333	$662	$6,042

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2018(2)
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(497)	$646	$241	$1,605
Total cash flow hedges	(497)	646	241	1,605
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,137)	0	0	0
Currency	52	0	0	0
Currency/Interest Rate	660	0	4	0
Credit	(2)	0	0	0
Equity	343	0	0	0
Embedded Derivatives	(5,110)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	(5,194)	0	4	0
Total	$(5,691)	$646	$245	$1,605

(1)	Net change in AOCI.

(2)	Prior period amounts have been updated to conform to current period presentation.

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2018	$1,793
Cumulative-effect adjustment from the adoption of ASU 2017-12(1)	9
Amount recorded in AOCI
Currency/Interest Rate	2,151
Total amount recorded in AOCI	2,151
Amount reclassified from AOCI to income
Currency/Interest Rate	(825)
Total amount reclassified from AOCI to income	(825)
Balance, June 30, 2019	$3,128

(1)	See Note 2 for details.

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using June 30, 2019 values, it is estimated that a pre-tax gain of $1.6 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending June 30, 2020, offset by amounts pertaining to the hedged items.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Credit Derivatives

The Company has no exposure from credit derivative positions where it has written credit protection as of June 30, 2019 and December 31, 2018.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. The Company has outstanding notional amounts of $0.0 million and $1 million reported as of June 30, 2019 and December 31, 2018, respectively with a fair value of $0.0 million for both periods.

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

	As of June 30, 2019
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$16,345	$0	$0	$16,345
Obligations of U.S. states and their political subdivisions	0	128,709	0	0	128,709
Foreign government bonds	0	74,701	0	0	74,701
U.S. corporate public securities	0	596,394	0	0	596,394
U.S. corporate private securities	0	240,468	1,181	0	241,649
Foreign corporate public securities	0	53,702	0	0	53,702
Foreign corporate private securities	0	156,564	854	0	157,418
Asset-backed securities(2)	0	20,320	0	0	20,320
Commercial mortgage-backed securities	0	154,897	0	0	154,897
Residential mortgage-backed securities	0	4,917	0	0	4,917
Subtotal	0	1,447,017	2,035	0	1,449,052
Fixed maturities, trading	0	9,304	0	0	9,304
Equity securities	0	251	7,206	0	7,457
Cash equivalents	0	43,147	0	0	43,147
Other invested assets(3)	0	25,137	0	(6,559)	18,578
Reinsurance recoverables	0	0	757,236	0	757,236
Receivables from parent and affiliates	0	2,732	0	0	2,732
Subtotal excluding separate account assets	0	1,527,588	766,477	(6,559)	2,287,506
Separate account assets(4)(5)	0	13,220,641	0	0	13,220,641
Total assets	$0	$14,748,229	$766,477	$(6,559)	$15,508,147
Future policy benefits(6)	$0	$0	$757,236	$0	$757,236
Policyholders' account balances	0	0	112,417	0	112,417
Payables to parent and affiliates	0	6,535	0	(6,535)	0
Total liabilities	$0	$6,535	$869,653	$(6,535)	$869,653

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	As of December 31, 2018
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$16,328	$0	$0	$16,328
Obligations of U.S. states and their political subdivisions	0	122,306	0	0	122,306
Foreign government bonds	0	65,294	0	0	65,294
U.S. corporate public securities	0	480,725	0	0	480,725
U.S. corporate private securities	0	224,278	2,088	0	226,366
Foreign corporate public securities	0	48,215	0	0	48,215
Foreign corporate private securities	0	143,969	794	0	144,763
Asset-backed securities(2)	0	23,351	0	0	23,351
Commercial mortgage-backed securities	0	145,206	0	0	145,206
Residential mortgage-backed securities	0	5,270	0	0	5,270
Subtotal	0	1,274,942	2,882	0	1,277,824
Fixed maturities, trading	0	5,770	0	0	5,770
Equity securities	0	3,248	6,622	0	9,870
Cash equivalents	19,972	39,946	0	0	59,918
Other invested assets(3)	0	11,148	0	(3,355)	7,793
Reinsurance recoverables	0	0	488,825	0	488,825
Receivables from parent and affiliates	0	8,824	0	0	8,824
Subtotal excluding separate account assets	19,972	1,343,878	498,329	(3,355)	1,858,824
Separate account assets(4)(5)	0	11,648,322	0	0	11,648,322
Total assets	$19,972	$12,992,200	$498,329	$(3,355)	$13,507,146
Future policy benefits(6)	$0	$0	$488,825	$0	$488,825
Policyholders' account balances	0	0	1,949	0	1,949
Payables to parent and affiliates	0	3,140	0	(3,140)	0
Total liabilities	$0	$3,140	$490,774	$(3,140)	$490,774

(1)
“Netting” amounts represent cash collateral of $0.0 million and $0.2 million as of June 30, 2019 and December 31, 2018, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

(2)	Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)
Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of June 30, 2019 and December 31, 2018, the fair values of such investments were $3.4 million and $2.9 million, respectively.

(4)
Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). At June 30, 2019 and December 31, 2018, the fair value of such investments was $1,912 million and $1,734 million, respectively.

(5)
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

(6)
As of June 30, 2019, the net embedded derivative liability position of $757 million includes $50 million of embedded derivatives in an asset position and $807 million of embedded derivatives in a liability position. As of December 31, 2018, the net embedded derivative liability position of $489 million includes $60 million of embedded derivatives in an asset position and $549 million of embedded derivatives in a liability position.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of June 30, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$2,035	Discounted cash flow	Discount rate	13.50%	13.50%	13.50%	Decrease
Reinsurance recoverables	$757,236	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(3)	$757,236	Discounted cash flow	Lapse rate(5)	1%	18%		Decrease
			Spread over LIBOR(6)	0.16%	1.24%		Decrease
			Utilization rate(7)	43%	97%		Increase
			Withdrawal rate			See table footnote (8) below
			Mortality rate (9)	0%	15%		Decrease
			Equity volatility curve	13%	23%		Increase
Policyholders' account balances(4)	$112,417	Discounted cash flow	Lapse rate(5)	1%	6%		Decrease
			Spread over LIBOR(6)	0.16%	1.24%		Decrease
			Mortality rate (9)	0%	24%		Decrease
			Equity volatility curve	10%	23%		Increase

	As of December 31, 2018
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$2,882	Discounted cash flow	Discount rate	7%	16.33%	9.93%	Decrease
Reinsurance recoverables	$488,825	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(3)	$488,825	Discounted cash flow	Lapse rate(5)	1%	13%		Decrease
			Spread over LIBOR(6)	0.36%	1.60%		Decrease
			Utilization rate(7)	50%	97%		Increase
			Withdrawal rate	See table footnote(8) below.
			Mortality rate(9)	0%	15%		Decrease
			Equity volatility curve	18%	22%		Increase

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

(2)	Includes assets classified as fixed maturities available-for-sale.

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

(4)
Policyholders’ account balances primarily represent general account liabilities for the index-linked interest credited on certain of the Company’s life products that are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.

(5)
Lapse rates for contracts with living benefit guarantees are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates for contracts with index-linked crediting guarantees may be adjusted at the contract level based on the applicability of any surrender charges, product type, and market related factors such as interest rates. Lapse rates are also generally assumed to be lower for the period where surrender charges apply. For any given contract, lapse rates vary throughout the period over which cash flows are projected for the purposes of valuing these embedded derivatives.

(6)
The spread over the London Inter-Bank Offered Rate ("LIBOR") swap curve represents the premium added to the proxy for the risk-free rate (LIBOR) to reflect the Company's estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements, living benefit guarantees, and index-linked interest crediting guarantees are insurance liabilities and are therefore senior to debt.

(7)
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

(8)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of June 30, 2019 and December 31, 2018, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

(9)
The range reflects the mortality rates for the vast majority of business with living benefits and other contracts, with policyholders ranging from 45 to 90 years old. While the majority of living benefits have a minimum age requirement, certain other contracts do not have an age restriction. This results in contractholders with mortality rates approaching 0% for certain benefits. Mortality rates may vary by product, age and duration. A mortality improvement assumption is also incorporated into the overall mortality table.

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

	Three Months Ended June 30, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$2,344	$(310)	$0	$0	$0	$(638)	$0	$639	$0	$2,035	$0
Structured securities(4)	25,324	0	0	0	0	0	0	0	(25,324)	0	0
Other assets:
Equity securities	6,576	630	0	0	0	0	0	0	0	7,206	630
Reinsurance recoverables	571,117	162,593	23,526	0	0	0	0	0	0	757,236	167,330
Receivables from parent and affiliates	0	0	0	0	0	0	0	0	0	0	0
Liabilities:
Future policy benefits	(571,117)	(162,593)	0	0	(23,526)	0	0	0	0	(757,236)	(167,330)
Policyholders' account balances(5)	(7,529)	(98,831)	0	0	(6,057)	0	0	0	0	(112,417)	(98,831)

	Three Months Ended June 30, 2019
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$0	$0	$(447)	$137	$0	$0
Other assets:
Equity securities	0	630	0	0	0	630
Reinsurance recoverables	162,593	0	0	0	167,330	0
Receivables from parent and affiliates	0	0	0	0	0	0
Liabilities:
Future policy benefits	(162,593)	0	0	0	(167,330)	0
Policyholders' account balances	(98,831)	0	0	0	(98,831)	0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$2,882	$(1,096)	$248	$0	$0	$(638)	$0	$639	$0	$2,035	$(3,163)
Structured securities(4)	0	432	0	0	0	(68)	0	24,960	(25,324)	0	0
Other assets:
Equity securities	6,622	584	0	0	0	0	0	0	0	7,206	584
Reinsurance recoverables	488,825	222,383	46,028	0	0	0	0	0	0	757,236	229,926
Receivables from parent and affiliates	0	0	0	0	0	0	0	0	0	0	0
Liabilities:
Future policy benefits	(488,825)	(222,383)	0	0	(46,028)	0	0	0	0	(757,236)	(229,926)
Policyholders' account balances(5)	(1,949)	(103,508)	0	0	(6,960)	0	0	0	0	(112,417)	(103,504)

	Six Months Ended June 30, 2019
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(3,163)	$0	$2,353	$146	$(3,163)	$0
Other assets:
Equity securities	0	584	0	0	0	584
Reinsurance recoverables	222,383	0	0	0	229,926	0
Receivables from parent and affiliates	0	0	0	0	0	0
Liabilities:
Future policy benefits	(222,383)	0	0	0	(229,926)	0
Policyholders' account balances	(103,508)	0	0	0	(103,504)	0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended June 30, 2018(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$14,621	$(876)	$86	$(45)	$0	$(3,779)	$0	$0	$0	$10,007	$0
Structured securities(4)	8,455	(8)	0	(196)	0	(576)	0	0	(5,383)	2,292	0
Other assets:
Equity securities	7,183	(217)	0	0	0	0	0	0	0	6,966	(217)
Reinsurance recoverables	358,391	(43,932)	21,625	0	0	0	0	0	0	336,084	(40,898)
Receivables from parent and affiliates	6,029	0	0	0	0	0	0	0	(6,029)	0	0
Liabilities:
Future policy benefits	(358,391)	43,932	0	0	(21,625)	0	0	0	0	(336,084)	40,898
Policyholders' account balances(5)	(4,910)	(943)	0	0	0	226	0	0	0	(5,627)	(7,860)

	Three Months Ended June 30, 2018(6)
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(103)	$0	$(831)	$50	$0	$0
Other assets:
Equity securities	0	(217)	0	0	0	(217)
Reinsurance recoverables	(43,932)	0	0	0	(40,898)	0
Receivables from parent and affiliates	0	0	0	0	0	0
Liabilities:
Future policy benefits	43,932	0	0	0	40,898	0
Policyholders' account balances	(943)	0	0	0	(7,860)	0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2018(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$14,516	$(684)	$146	$(45)	$0	$(3,926)	$0	$0	$0	$10,007	$0
Structured securities(4)	11,575	(3)	190	(196)	0	(581)	0	196	(8,889)	2,292	0
Other assets:
Equity securities	7,428	(462)	0	0	0	0	0	0	0	6,966	(462)
Reinsurance recoverables	472,157	(179,053)	42,980	0	0	0	0	0	0	336,084	(171,183)
Receivables from parent and affiliates	0	(18)	0	0	0	0	0	6,047	(6,029)	0	0
Liabilities:
Future policy benefits	(472,157)	179,053	0	0	(42,980)	0	0	0	0	(336,084)	171,183
Policyholders' account balances(5)	(5,463)	(326)	0	0	0	162	0	0	0	(5,627)	(326)

	Six Months Ended June 30, 2018(6)
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(103)	$0	$(666)	$82	$0	$0
Other assets:
Equity securities	0	(462)	0	0	0	(462)
Reinsurance recoverables	(179,053)	0	0	0	(171,183)	0
Receivables from parent and affiliates	0	0	(18)	0	0	0
Liabilities:
Future policy benefits	179,053	0	0	0	171,183	0
Policyholders' account balances	(326)	0	0	0	(326)	0

(1)
Realized investment gains (losses) on future policy benefits and reinsurance recoverables primarily represent the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts.

(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(3)	Includes U.S. corporate public, U.S. corporate private, foreign corporate public and foreign corporate private securities.

(4)	Includes asset-backed, commercial mortgage-backed and residential mortgage-backed securities.

(5)	Issuances and settlements for Policyholders' account balances are presented net in the rollforward.

(6)	Prior period amounts have been updated to conform to current period presentation.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	June 30, 2019
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$128,103	$128,103	$122,644
Policy loans	0	0	209,578	209,578	209,578
Cash and cash equivalents	2,494	0	0	2,494	2,494
Accrued investment income	0	18,810	0	18,810	18,810
Receivables from parent and affiliates	0	29,871	0	29,871	29,871
Other assets	0	4,879	0	4,879	4,879
Total assets	$2,494	$53,560	$337,681	$393,735	$388,276
Liabilities:
Policyholders’ account balances - investment contracts	$0	$188,247	$40,466	$228,713	$228,735
Cash collateral for loaned securities	0	2,447	0	2,447	2,447
Payables to parent and affiliates	0	17,412	0	17,412	17,412
Other liabilities	0	43,869	0	43,869	43,869
Total liabilities	$0	$251,975	$40,466	$292,441	$292,463

	December 31, 2018
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$119,659	$119,659	$118,636
Policy loans	0	0	206,448	206,448	206,448
Cash and cash equivalents	523	10,000	0	10,523	10,523
Accrued investment income	0	17,764	0	17,764	17,764
Receivables from parent and affiliates	0	31,564	0	31,564	31,564
Other assets	0	4,193	0	4,193	4,193
Total assets	$523	$63,521	$326,107	$390,151	$389,128
Liabilities:
Policyholders’ account balances - investment contracts	$0	$179,239	$40,349	$219,588	$220,553
Cash collateral for loaned securities	0	2,702	0	2,702	2,702
Payables to parent and affiliates	0	20,413	0	20,413	20,413
Other liabilities	0	58,357	0	58,357	58,357
Total liabilities	$0	$260,711	$40,349	$301,060	$302,025

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

Reserves related to reinsured long-duration contracts are accounted for using assumptions consistent with those used to account for the underlying contracts. Amounts recoverable from reinsurers for long-duration reinsurance arrangements are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies. Reinsurance policy charges and fee income ceded for universal life and variable annuity products are accounted for as a reduction of policy charges and fee income. Reinsurance premiums ceded for term insurance products are accounted for as a reduction of premiums.

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

Reinsurance amounts included in the Company’s Unaudited Interim Statements of Financial Position as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Reinsurance recoverables	$3,099,079	$2,723,518
Policy loans	(17,892)	(17,297)
Deferred policy acquisition costs	(735,698)	(754,569)
Deferred sales inducements	(50,764)	(52,875)
Other assets	15,878	17,959
Other liabilities	76,839	65,225

The reinsurance recoverables by counterparty are broken out below:

	June 30, 2019	December 31, 2018
	(in thousands)
Prudential Insurance	$1,214,078	$924,847
PAR U	988,285	922,904
PARCC	471,848	480,627
PAR Term	216,322	205,972
Term Re	175,205	156,303
DART	24,990	13,367
Pruco Life	7,942	15,013
Unaffiliated	409	4,485
Total reinsurance recoverables	$3,099,079	$2,723,518

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Premiums:
Direct	$61,930	$60,485	$124,944	$119,859
Ceded	(58,649)	(57,333)	(118,325)	(114,210)
Net premiums	3,281	3,152	6,619	5,649
Policy charges and fee income:
Direct	118,884	82,061	212,504	184,623
Ceded	(96,279)	(61,523)	(170,050)	(139,271)
Net policy charges and fee income	22,605	20,538	42,454	45,352
Net investment income:
Direct	19,634	17,741	38,543	34,445
Ceded	(162)	(133)	(330)	(288)
Net investment income	19,472	17,608	38,213	34,157
Asset administration fees:
Direct	9,394	9,039	18,273	18,060
Ceded	(7,945)	(7,705)	(15,481)	(15,420)
Net asset administration fees	1,449	1,334	2,792	2,640
Realized investment gains (losses), net:
Direct	(165,057)	44,637	(227,900)	177,775
Ceded	160,001	(46,533)	216,734	(183,602)
Realized investment gains (losses), net	(5,056)	(1,896)	(11,166)	(5,827)
Policyholders’ benefits (including change in reserves):
Direct	131,279	74,303	203,307	147,471
Ceded(1)	(120,928)	(65,696)	(182,979)	(130,312)
Net policyholders’ benefits (including change in reserves)	10,351	8,607	20,328	17,159
Interest credited to policyholders’ account balances:
Direct	17,271	16,608	32,488	33,130
Ceded	(7,266)	(7,697)	(13,430)	(15,655)
Net interest credited to policyholders’ account balances	10,005	8,911	19,058	17,475
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(58,171)	(36,960)	(97,673)	(81,446)

(1)
"Policyholders’ benefits (including change in reserves) ceded" includes $1 million and $0.8 million of unaffiliated activity for the three months ended June 30, 2019 and 2018, respectively, and $2 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively.

The gross and net amounts of life insurance face amount in force as of June 30, 2019 and 2018 were as follows:

	2019	2018
	(in thousands)
Direct gross life insurance face amount in force	$145,001,035	$138,616,160
Reinsurance ceded	(132,123,416)	(126,319,867)
Net life insurance face amount in force	$12,877,619	$12,296,293

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

7.    INCOME TAXES

The Company uses a full year projected effective tax rate approach to calculate year-to-date taxes. In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. The projected effective tax rate is the ratio of projected “Income tax expense (benefit)” divided by projected “Income (loss) from operations before income taxes". The interim period tax expense (or benefit) is the difference between the year-to-date income tax provision and the amounts reported for the previous interim periods of the fiscal year.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

The Company's income tax provision amounted to an income tax benefit of $(0.2) million, or (1.10)% of income (loss) from operations before income taxes in the first six months of 2019, compared to an income tax expense of $1.5 million, or 8.47%, in the first six months of 2018. The Company’s current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

8.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the six months ended June 30, 2019 and 2018, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2018	$(989)	$(13,378)	$(14,367)
Change in OCI before reclassifications	4	88,557	88,561
Amounts reclassified from AOCI	0	4,304	4,304
Income tax benefit (expense)	(1)	(19,500)	(19,501)
Balance, June 30, 2019	$(986)	$59,983	$58,997

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2017	$(42)	$34,372	$34,330
Change in OCI before reclassifications	(1,152)	(57,112)	(58,264)
Amounts reclassified from AOCI	0	(206)	(206)
Income tax benefit (expense)	240	12,039	12,279
Cumulative effect of adoption of ASU 2016-01	0	(175)	(175)
Cumulative effect of adoption of ASU 2018-02	(8)	5,901	5,893
Balance, June 30, 2018	$(962)	$(5,181)	$(6,143)

(1)
Includes cash flow hedges of $3 million and $2 million as of June 30, 2019 and December 31, 2018, respectively, and $(3) million and $(5) million as of June 30, 2018 and December 31, 2017, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/ Interest rate(3)	$(646)	$1,044	$(825)	$390
Net unrealized investment gains (losses) on available-for-sale securities	(384)	(186)	(3,479)	(184)
Total net unrealized investment gains (losses)(4)	(1,030)	858	(4,304)	206
Total reclassifications for the period	$(1,030)	$858	$(4,304)	$206

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/ benefits reclassified out of AOCI. Negative amounts indicate losses/ costs reclassified out of AOCI.

(3)	See Note 4 for additional information on cash flow hedges.

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

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs(1)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(2)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2018	$143	$(54)	$42	$(54)	$77
Net investment gains (losses) on investments arising during the period	(525)	0	0	110	(415)
Reclassification adjustment for (gains) losses included in net income	(71)	0	0	15	(56)
Reclassification adjustment for OTTI (gains) losses excluded from net income	(207)	0	0	43	(164)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	64	0	(13)	51
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	(26)	5	(21)
Balance, June 30, 2019	$(660)	$10	$16	$106	$(528)

(1)	"Other costs" primarily includes reinsurance recoverables and deferred reinsurance losses.

(2)	"Other liabilities" primarily includes reinsurance payables.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(2)	Deferred Policy Acquisition Costs and Other Costs(3)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(4)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2018	$(17,764)	$3,169	$(2,472)	$3,612	$(13,455)
Net investment gains (losses) on investments arising during the period	93,168	0	0	(19,564)	73,604
Reclassification adjustment for (gains) losses included in net income	4,375	0	0	(919)	3,456
Reclassification adjustment for OTTI (gains) losses excluded from net income(1)	207	0	0	(43)	164
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	4,552	0	(956)	3,596
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	(8,676)	1,822	(6,854)
Balance, June 30, 2019	$79,986	$7,721	$(11,148)	$(16,048)	$60,511

(1)	Represents "transfers out" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(2)	Includes cash flow hedges. See Note 4 for information on cash flow hedges.

(3)	"Other costs" primarily includes reinsurance recoverables and deferred reinsurance losses.

(4)	"Other liabilities" primarily includes reinsurance payables.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.1 million for both the three and six months ended June 30, 2019 and 2018. The expense charged to the Company for the deferred compensation program was $0.1 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and $0.4 million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $0.6 million and $0.7 million for the three months ended June 30, 2019 and 2018, respectively, and $1 million for both the six months ended June 30, 2019 and 2018.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.7 million and $0.9 million for the three months ended June 30, 2019 and 2018, respectively, and $1 million and $2 million for the six months ended June 30, 2019 and 2018, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $0.3 million for both the three months ended June 30, 2019 and 2018, and $0.5 million and $0.6 million for the six months ended June 30, 2019 and 2018, respectively.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $20 million and $18 million for the three months ended June 30, 2019 and 2018, respectively, and $39 million and $35 million for the six months ended June 30, 2019 and 2018, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $2 million for both the three months ended June 30, 2019 and 2018, and $4 million for both the six months ended June 30, 2019 and 2018.

Corporate-Owned Life Insurance

The Company has sold three Corporate-Owned Life Insurance ("COLI") policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $2,603 million at June 30, 2019 and $2,239 million at December 31, 2018. Fees related to these COLI policies were $6 million for both the three months ended June 30, 2019 and 2018, and $13 million for both the six months ended June 30, 2019 and 2018. The Company retains 10% of the mortality risk associated with these COLI policies up to $0.1 million per individual policy.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were 0.6 million for both the three months ended June 30, 2019 and 2018, and $1 million for both the six months ended June 30, 2019 and 2018, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $36 million and $33 million as of June 30, 2019 and December 31, 2018, respectively. "Net investment income" related to these ventures includes a gain of $0.8 million and $0.4 million for the three months ended June 30, 2019 and 2018, and $2 million and $1 million for the six months ended June 30, 2019 and 2018, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $8 million for both the three months ended June 30, 2019 and 2018, and $15 million for both the six months ended June 30, 2019 and 2018. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $1 million for both the three months ended June 30, 2019 and 2018, and $3 million for both the six months ended June 30, 2019 and 2018. These revenues are recorded as “Asset administration fees” in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at June 30, 2019 and December 31, 2018 were as follows:

	Maturity Dates			Interest Rates			June 30, 2019	December 31, 2018
							(in thousands)
U.S. dollar floating rate notes	2028			3.74%	-	4.03%	$0	$6,001
U.S. dollar fixed rate notes	2026	-	2027	0.00%	-	14.85%	2,731	2,823
Total notes receivable - affiliated(1)							$2,731	$8,824

(1)	All notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

The affiliated notes receivable shown above are classified as available-for-sale securities and other trading assets carried at fair value. The Company monitors the internal and external credit ratings of these loans and loan performance. The Company also considers any guarantees made by Prudential Insurance for loans due from affiliates.

Accrued interest receivable related to these loans was $0.0 million and $0.1 million at June 30, 2019 and December 31, 2018, respectively, and is included in “Other assets”. Revenues related to these assets were $0.1 million for both the three months ended June 30, 2019 and 2018, and $0.1 million for both the six months ended June 30, 2019 and 2018, and are included in “Other income”.

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the six months ended June 30, 2019 and for the year ended December 31, 2018.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
Gibraltar Universal Life Reinsurance Company	May 2018	Purchase	Fixed Maturities	$17,904	$17,904	$0	$0
Prudential Annuities Life Assurance Corporation	April 2019	Sale	Equity Securities	$3,293	$2,995	$0	$298

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Debt Agreements

The Company is authorized to borrow funds up to $200 million from affiliates to meet its capital and other funding needs. As of June 30, 2019 and December 31, 2018, there was no debt outstanding.

The total interest expense to the Company related to loans payable to affiliates was $0.0 million for both the three months ended June 30, 2019 and 2018, and $0.0 million for both the six months ended June 30, 2019 and 2018.

Contributed Capital and Dividends

Through June 2019, the Company did not receive any capital contributions. In March 2018, the Company received a capital contribution in the amount of $1 million from Pruco Life.

Through June 2019, the Company did not pay any dividends. In 2018, the Company did not pay any dividends.

Reinsurance with Affiliates

As discussed in Note 6, the Company participates in reinsurance transactions with certain affiliates.

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans. As of June 30, 2019, there were $8 million outstanding commitments to fund commercial loans, and none as of December 31, 2018. The Company has made commitments to purchase or fund investments, mostly private fixed maturities. As of June 30, 2019 and December 31, 2018, $44 million and $41 million, respectively, of these commitments were outstanding.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of June 30, 2019, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $10 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of June 30, 2019, compared with December 31, 2018, and its results of operations for the three and six months ended June 30, 2019 and 2018. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company is licensed to sell variable and fixed annuities, universal life insurance, variable life insurance and term life insurance in New Jersey and New York only and sells such products primarily through affiliated and unaffiliated distributors.

Regulatory Developments

SEC Best Interest Regulation

In June 2019, the SEC adopted a package of rulemakings and interpretative guidance that, among other things, requires broker-dealers to act in the best interest of retail customers when recommending securities transactions or investment strategies to them. The guidance also clarifies the SEC’s views of the fiduciary duty that investment advisers owe to their clients. The new best interest standards will become effective on June 30, 2020. We are evaluating the impact of the new standards and believe that they will apply to recommendations to purchase certain of our products, and will result in increased compliance costs, in particular in our Prudential Advisors distribution system.

SECURE Act

In May 2019, the U.S. House of Representatives passed the Setting Every Community up for Retirement Enhancement (“SECURE”) Act. If enacted into law in its current form, the SECURE Act would help promote retirement plan coverage by expanding access to and use of Multiple Employer Plans; facilitate access to lifetime income disclosures for plan participants to better understand how their retirement savings translate into monthly lifetime income in retirement; improve upon the current annuity selection safe harbor; and provide lifetime income portability. We cannot predict whether the SECURE Act will ultimately be adopted, or its impact on our business.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each business, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, other costs and liabilities for future policy benefits for certain of our products, primarily domestic variable annuity and variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. As of June 30, 2019, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 4.3% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions, we generally update the future interest rates used to project fixed income returns annually. As a result of our 2019 annual reviews and update of assumptions and other refinements, we kept our long-term expectation of the 10-year U.S. Treasury rate unchanged and continue to grade to a rate of 3.75% over ten years. As part of our market experience updates, in the second quarter of 2019, we updated our near-term projections of interest rates to reflect a decrease in current rates.

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Financial Statements for a discussion of newly adopted accounting pronouncements and accounting pronouncements issued but not yet adopted.

Changes in Financial Position

June 30, 2019 versus December 31, 2018

Total assets increased $2,284 million, from $18,120 million at December 31, 2018 to $20,404 million at June 30, 2019. Significant components were:

•	Separate account assets increased $1,750 million primarily driven by favorable market performance and sales, partially offset by outflows to policyholders and policy charges.

•
Reinsurance recoverables increased $376 million, primarily related to the annuity reinsured living benefit liabilities resulting from an increase in future expected benefit payments driven by the decline in interest rates and non-performance risk ("NPR") spread tightening, partially offset by favorable equity markets, as well as, continued universal and term life business growth;

•
Total investments and cash and cash equivalents increased $200 million primarily driven by universal, term and variable life business growth and unrealized investment gains due to declining interest rates;

Total liabilities increased $2,190 million, from $17,675 million at December 31, 2018 to $19,865 million at June 30, 2019. Significant components were:

•	Separate account liabilities increased $1,750 million, corresponding to the increase in separate account assets described above.

•	Future policy benefits increased $407 million primarily related to the variable annuity living benefit liabilities and universal and term life business growth, as discussed above.

•	Policyholders’ account balances increased $37 million primarily driven by universal life business growth.

Total equity increased $93 million from $445 million at December 31, 2018 to $539 million at June 30, 2019, primarily driven by unrealized investment gains due to the decline in interest rates and by after-tax income.

Results of Operations

Income (loss) from Operations before Income Taxes

2019 to 2018 Three Months Comparison

Income (loss) from operations before income taxes increased $3 million from $7 million for the three months ended June 30, 2018 to $10 million for the three months ended June 30, 2019. This was primarily driven by an increase in Policy charges and fee income as a result of business growth in the life business and by an increase in Net investment income primarily driven by higher income from non-coupon investments. This is partially offset by the unfavorable comparative net impacts from our annual reviews and update of assumptions and other refinements. The impact of this annual review for the second quarter of 2019 was not significant, and for the second quarter of 2018 was a $2 million net benefit, mainly driven by favorable impacts related to mortality and investment assumption updates.

2019 to 2018 Six Months Comparison.

Income from operations before income taxes increased $3 million from $18 million in the first six months of 2018 to $21 million in the first six months of 2019. This was primarily driven by favorable impact from deferred reinsurance activity in the annuities business and decrease in Amortization of deferred policy acquisition costs primarily driven by the impact of the internal Corporate-Owned Life Insurance ("COLI") restructure in the life business in the first quarter of 2018. This is partially offset by the unfavorable comparative net impacts from our annual reviews and update of assumptions and other refinements. The impact of this annual review for the second quarter of 2019 was not significant, and for the second quarter of 2018 was a $2 million net benefit, mainly driven by favorable impacts related to mortality and investment assumption updates.

Revenues, Benefits and Expenses

2019 to 2018 Three Months Comparison

Revenues increased $2 million from $41 million for the three months ended June 30, 2018 to $43 million for the three months ended June 30, 2019. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased by $3 million. The increase is primarily driven by $3 million increase in policy charges and fee income driven by business growth in the life business, $2 million increase in Net investment income primarily driven by higher income from non-coupon investments and an increase of $1 million in Other income primarily driven by lower trading losses on fixed maturities and equities. This is partially offset by a decrease of $3 million in Realized investment gains (losses), net primarily driven by more fixed maturity losses.

Benefits and expenses remained flat with $34 million in both the three months ended June 30, 2018 and 2019. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses remained relatively flat. This is primarily driven by $1 million increase in Amortization of deferred policy acquisition costs driven by higher term amortization, higher interest credited to policyholders' account balances primarily driven by business growth in the life business. These increases are partially offset by a decrease in General, administrative and other expenses mainly driven by favorable impact from deferred reinsurance activity in the annuities business, as well as, lower premium taxes in the life business.

2019 to 2018 Six Months Comparison

Revenues remained flat with $82 million in both six months ended June 30, 2018 and 2019. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues remained relatively flat as well. This is primarily driven by $4 million increase in Net investment income and an increase of $2 million in Other income, as discussed above. These increases were partially offset by a decrease of $2 million in Realized investment gains (losses), as discussed above, and lower policy charges and fee income primarily driven by lower amortization of unearned revenue reserve due to the internal COLI restructure in the life business in the first quarter of 2018.

Benefits and expenses decreased $4 million from $65 million for the six months ended June 30, 2018 to $61 million for the six months ended June 30, 2019. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, benefits and expenses decreased by $3 million. This is primarily driven by $4 million decrease in General, administrative and other expenses primarily driven by favorable impact from deferred reinsurance activity in the annuities business, as well as, lower premium taxes in the life business and $4 million decrease in Amortization of deferred policy acquisition costs driven by the impact of the internal COLI restructure in the life business in the first quarter of 2018. This was partially offset by $2 million increase in Policyholders’ benefits primarily driven by less unfavorable mortality and an increase of $2 million in Interest credited to policyholders' account primarily driven by business growth in the life business.

Variable Annuity Risks and Risk Mitigants

The following is a summary of: (i) certain risks associated with individual annuity products and (ii) certain strategies in mitigating those risks, including any updates to those strategies since the previous year end. For a more detailed description of these items and their related accounting treatment, refer to the complete descriptions provided in our Annual Report on Form 10-K for the year ended December 31, 2018.

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected earnings and profitability is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. Prudential Financial currently manages our exposure to certain risks driven by capital markets fluctuations primarily through a combination of product design features and an Asset Liability Management ("ALM") Strategy.

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

Overview

Liquidity refers to the ability to generate sufficient cash resources to meet the payment obligations of the Company. Capital refers to the long-term financial resources available to support the operations of our business, fund business growth, and provide a cushion to withstand adverse circumstances. Our ability to generate and maintain sufficient liquidity and capital depends on the profitability of our business, general economic conditions, our ability to borrow from affiliates and our access to the capital markets through affiliates as described herein.

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

Capital

Our capital management framework is primarily based on statutory Risk-Based Capital ("RBC") measures. The RBC ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the National Association of Insurance Commissioners ("NAIC"). RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculation is intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The Company’s capital levels substantially exceed the minimum level required by applicable insurance regulations. Our regulatory capital levels may be affected in the future by changes to the applicable regulations, proposals for which are currently under consideration by both domestic and international insurance regulators.

The regulatory capital level of the Company can be materially impacted by interest rate and equity market fluctuations, changes in the values of derivatives, the level of impairments recorded, and credit quality migration of the investment portfolio, among other items. In addition, the reinsurance of business or the recapture of business subject to reinsurance arrangements due to defaults by, or credit quality migration affecting, the reinsurers or for other reasons could negatively impact regulatory capital levels. The Company’s regulatory capital level is also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator.

Capital Protection Framework

Prudential Financial and the Company employ a Capital Protection Framework (the "Framework”) to ensure that sufficient capital resources are available to maintain adequate capitalization and competitive RBC ratio and solvency margins under various stress scenarios. The Framework incorporates the potential impacts from market related stresses, including equity markets, real estate, interest rates, credit losses and foreign currency exchange rates.

The Framework accommodates periodic volatility within ranges that we deem acceptable, while also providing for additional potential sources of capital, including on-balance sheet capital, capacity, and contingent sources of capital. We believe we currently have access to sufficient resources, either directly, or indirectly through Prudential Financial, to maintain adequate capitalization.

Affiliated Captive Reinsurance Companies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Affiliated Captive Reinsurance Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of our use of captive reinsurance companies.

Liquidity

Our liquidity is managed to ensure stable, reliable and cost-effective sources of cash flows to meet all of our obligations. Liquidity is provided by a variety of sources, as described more fully below, including portfolios of liquid assets. Our investment portfolios are integral to the overall liquidity of the Company. We use a projection process for cash flows from operations to ensure sufficient liquidity to meet projected cash outflows, including claims. The impact of Prudential Funding, LLC ("Prudential Funding"), a wholly-owned subsidiary of Prudential Insurance, financing capacity on liquidity is considered in the internal liquidity measures of the Company.

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

Cash Flow

The principal sources of the Company’s liquidity are premiums and certain annuity considerations, investment and fee income, investment maturities, sales of investments and internal borrowings. The principal uses of that liquidity include benefits, claims, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, the payment of dividends and returns of capital to the parent company, hedging and reinsurance activity and payments in connection with financing activities.
Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, and fixed maturities that are not designated as held-to-maturity and public equity securities. As of June 30, 2019 and December 31, 2018, the Company had liquid assets of $(7) million and $(13) million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $(61) million and $(68) million as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, $1,370 million, or 95%, of the fixed maturity investments in company general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.

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
As of June 30, 2019, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $13.7 billion of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $11.5 billion of surplus notes was outstanding as of June 30, 2019. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For more information on the Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Financing Activities” in the Annual Report on Form 10-K for the year ended December 31, 2018.
As of June 30, 2019, our affiliated captive reinsurance companies had outstanding an aggregate of $2.3 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.6 billion relates to Regulation XXX reserves and approximately $1.7 billion relates to Guideline AXXX reserves. In addition, as of June 30, 2019, for purposes of financing Guideline AXXX reserves, our affiliated captives had outstanding approximately $4.0 billion of surplus notes that were issued to affiliates.
The Company has introduced updated versions of several products in its individual life product portfolio in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. During 2017, the Company adopted principle-based reserving for its guaranteed universal life products and introduced updated versions of these products. The guaranteed universal life updated products support the principle-based statutory reserve level without the need for captive reserve financing. The Company is continuing to assess the impact of current and proposed amendments to principle-based reserving on projected statutory reserve levels and product pricing. The Company is on track to adopt principle-based reserving for its remaining portfolio of individual life product offerings by January 1, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of June 30, 2019, there have been no material changes in our economic exposure to market risk from December 31, 2018, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2018, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of June 30, 2019. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 13, 2019