Form 10-Q
period 2019-09-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2019-11-13
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of November 13, 2019, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding. As of such date, Pruco Life Insurance Company, an Arizona corporation, owned all of the registrant’s Common Stock.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Financial Position
September 30, 2019 and December 31, 2018 (in thousands, except share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Fixed maturities available for sale, at fair value (amortized cost: 2019–$1,385,241; 2018–$1,297,892)	$1,500,046	$1,277,824
Fixed maturities, trading, at fair value (amortized cost: 2019–$14,221; 2018–$7,466)	12,970	5,770
Equity securities, at fair value (cost: 2019–$5,186; 2018–$8,136)	7,388	9,870
Policy loans	210,063	206,448
Commercial mortgage and other loans	134,211	118,636
Other invested assets (includes $29,677 and $10,673 measured at fair value at September 30, 2019 and December 31, 2018, respectively)	89,410	58,413
Total investments	1,954,088	1,676,961
Cash and cash equivalents	30,726	70,441
Deferred policy acquisition costs	170,228	165,478
Accrued investment income	18,352	17,764
Reinsurance recoverables	3,421,705	2,723,518
Receivables from parent and affiliates	34,189	40,388
Income taxes receivable	448	19,134
Other assets	23,345	23,973
Separate account assets	15,281,828	13,382,345
TOTAL ASSETS	$20,934,909	$18,120,002
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$2,543,825	$1,820,092
Policyholders’ account balances	2,373,129	2,314,958
Cash collateral for loaned securities	2,528	2,702
Payables to parent and affiliates	18,953	20,413
Other liabilities	135,402	134,771
Separate account liabilities	15,281,828	13,382,345
Total liabilities	20,355,665	17,675,281
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock ($5 par value; 400,000 shares authorized, issued and outstanding)	2,000	2,000
Additional paid-in capital	213,261	213,261
Retained earnings	272,899	243,827
Accumulated other comprehensive income (loss)	91,084	(14,367)
Total equity	579,244	444,721
TOTAL LIABILITIES AND EQUITY	$20,934,909	$18,120,002

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2019 and 2018 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES
Premiums	$3,099	$3,527	$9,718	$9,176
Policy charges and fee income	10,344	2,871	52,798	48,223
Net investment income	18,059	17,254	56,272	51,411
Asset administration fees	1,500	1,394	4,292	4,034
Other income	452	529	3,095	873
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(2,295)	0	(5,079)	0
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	0	0	(379)	0
Other realized investment gains (losses), net	5,014	(2,786)	(2,989)	(8,613)
Total realized investment gains (losses), net	2,719	(2,786)	(8,447)	(8,613)
TOTAL REVENUES	36,173	22,789	117,728	105,104
BENEFITS AND EXPENSES
Policyholders’ benefits	2,397	(6,098)	22,725	11,061
Interest credited to policyholders’ account balances	13,759	9,145	32,817	26,620
Amortization of deferred policy acquisition costs	3,519	1,328	10,918	13,322
General, administrative and other expenses	7,885	10,725	21,841	28,584
TOTAL BENEFITS AND EXPENSES	27,560	15,100	88,301	79,587
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	8,613	7,689	29,427	25,517
Income tax expense (benefit)	247	150	19	1,642
NET INCOME (LOSS)	$8,366	$7,539	$29,408	$23,875
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(64)	(10)	(60)	(1,162)
Net unrealized investment gains (losses)	40,681	(10,782)	133,542	(68,100)
Total	40,617	(10,792)	133,482	(69,262)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	8,530	(2,265)	28,031	(14,544)
Other comprehensive income (loss), net of taxes	32,087	(8,527)	105,451	(54,718)
Comprehensive income (loss)	$40,453	$(988)	$134,859	$(30,843)

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Equity
Three and Nine Months Ended September 30, 2019 and 2018 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2018	$2,000	$213,261	$243,827	$(14,367)	$444,721
Cumulative effect of adoption of accounting changes(1)			(336)	0	(336)
Comprehensive income (loss):
Net income (loss)			10,545		10,545
Other comprehensive income (loss), net of tax				36,812	36,812
Total comprehensive income (loss)					47,357
Balance, March 31, 2019	2,000	213,261	254,036	22,445	491,742
Comprehensive income (loss):
Net income (loss)			10,497		10,497
Other comprehensive income (loss), net of taxes				36,552	36,552
Total comprehensive income (loss)					47,049
Balance, June 30, 2019	2,000	213,261	264,533	58,997	538,791
Comprehensive income (loss):
Net income (loss)			8,366		8,366
Other comprehensive income (loss), net of taxes				32,087	32,087
Total comprehensive income (loss)					40,453
Balance, September 30, 2019	$2,000	$213,261	$272,899	$91,084	$579,244

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2017	$2,000	$211,961	$218,067	$34,330	$466,358
Cumulative effect of adoption of ASU 2016-01			372	(175)	197
Cumulative effect of adoption of ASU 2018-02			(5,893)	5,893	0
Contributed capital		1,300			1,300
Comprehensive income (loss):
Net income (loss)			10,020		10,020
Other comprehensive income (loss), net of tax				(29,068)	(29,068)
Total comprehensive income (loss)					(19,048)
Balance, March 31, 2018	2,000	213,261	222,566	10,980	448,807
Contributed capital		(113)			(113)
Comprehensive income (loss):
Net income (loss)			6,316		6,316
Other comprehensive income (loss), net of tax				(17,123)	(17,123)
Total comprehensive income (loss)					(10,807)
Balance, June 30, 2018	2,000	213,148	228,882	(6,143)	437,887
Contributed capital		113			113
Comprehensive income (loss):
Net income (loss)			7,539		7,539
Other comprehensive income (loss), net of tax				(8,527)	(8,527)
Total comprehensive income (loss)					(988)
Balance, September 30, 2018	$2,000	$213,261	$236,421	$(14,670)	$437,012

(1)	Includes the impact from the adoption of ASUs 2017-08 and 2017-12. See Note 2.
See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Cash Flows
Nine Months Ended September 30, 2019 and 2018 (in thousands)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$29,408	$23,875
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(37,295)	(19,334)
Interest credited to policyholders’ account balances	32,817	26,620
Realized investment (gains) losses, net	8,447	8,613
Amortization and other non-cash items	(9,565)	(6,686)
Change in:
Future policy benefits	209,451	139,578
Reinsurance recoverables	(197,372)	(138,050)
Accrued investment income	(588)	(1,130)
Net payables to/receivables from parent and affiliates	(1,497)	(5,124)
Deferred policy acquisition costs	(16,068)	(9,464)
Income taxes	(9,256)	(2,459)
Derivatives, net	(1,548)	(3,216)
Other, net	(13,181)	8,232
Cash flows from (used in) operating activities	(6,247)	21,455
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	45,863	57,292
Fixed maturities, trading	0	0
Equity securities	3,298	7
Policy loans	19,997	16,736
Ceded policy loans	(967)	(905)
Commercial mortgage and other loans	9,163	1,826
Other invested assets	1,451	2,180
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(139,109)	(132,514)
Fixed maturities, trading	(6,776)	0
Equity securities	(50)	(2,002)
Policy loans	(17,942)	(21,666)
Ceded policy loans	1,749	1,742
Commercial mortgage and other loans	(25,088)	(1,595)
Other invested assets	(11,821)	(3,915)
Notes receivable from parent and affiliates, net	6,254	348
Derivatives, net	(173)	99
Other, net	(246)	(413)
Cash flows from (used in) investing activities	(114,397)	(82,780)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	425,091	379,501
Ceded policyholders’ account deposits	(259,621)	(243,076)
Policyholders’ account withdrawals	(248,126)	(206,123)
Ceded policyholders’ account withdrawals	169,411	131,978
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(174)	(14,231)
Net change in financing arrangements (maturities 90 days or less)	0	1,744
Drafts outstanding	(5,652)	(1,675)
Cash flows from (used in) financing activities	80,929	48,118
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(39,715)	(13,207)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	70,441	44,618
CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,726	$31,411

Significant Non-Cash Transactions

There were no significant non-cash transactions for the nine months ended September 30, 2019 and 2018.

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

ASU adopted during the nine months ended September 30, 2019.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

ASU issued but not yet adopted as of September 30, 2019 — ASU 2018-12

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018 and is expected to have a significant impact on the Company’s Financial Statements and Notes to the Financial Statements. In October 2019, the FASB affirmed its decision to defer the effective date of the ASU to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. This ASU will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. Outlined below are four key areas of change, although there are other changes not noted below. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter.

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

Market Risk Benefits
Requires an entity to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value with changes in value attributable to changes in an entity’s non-performance risk ("NPR") recognized in OCI.
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

Other ASU issued but not yet adopted as of September 30, 2019

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

January 1, 2020 using the modified retrospective method which will include a cumulative-effect adjustment on the balance sheet as of the beginning of the fiscal year of adoption. However, prospective application is required for purchased credit deteriorated assets previously accounted for under ASC 310-30 and for debt securities for which an OTTI was recognized prior to the date of adoption. Early adoption is permitted beginning January 1,
2019.

The Company continues to test and refine its expected credit loss models and related systems, processes and controls for assets held on the Statement of Financial Position at amortized cost. We currently estimate the cumulative impact of the adoption to retained earnings, primarily attributable to the reserves for commercial mortgage and other loans, to be immaterial.

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$15,086	$1,132	$0	$16,218	$0
Obligations of U.S. states and their political subdivisions	120,367	10,668	0	131,035	0
Foreign government bonds	70,408	7,153	0	77,561	0
U.S. public corporate securities	563,811	69,417	719	632,509	0
U.S. private corporate securities	234,976	12,317	190	247,103	0
Foreign public corporate securities	51,696	5,273	222	56,747	0
Foreign private corporate securities	157,231	3,629	3,997	156,863	0
Asset-backed securities(1)	17,787	968	22	18,733	0
Commercial mortgage-backed securities	149,614	8,842	0	158,456	0
Residential mortgage-backed securities(2)	4,265	556	0	4,821	(54)
Total fixed maturities, available-for-sale	$1,385,241	$119,955	$5,150	$1,500,046	$(54)

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages and education loans.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of unrealized losses remaining in AOCI, from the impairment measurement date. Amount excludes $0.1 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

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

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2019
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
Obligations of U.S. states and their political subdivisions	$0	$0	$0	$0	$0	$0
Foreign government bonds	0	0	400	0	400	0
U.S. public corporate securities	0	0	5,996	719	5,996	719
U.S. private corporate securities	10,627	95	4,675	95	15,302	190
Foreign public corporate securities	1,979	10	3,258	212	5,237	222
Foreign private corporate securities	26,257	838	37,250	3,159	63,507	3,997
Asset-backed securities	3,039	12	1,940	10	4,979	22
Commercial mortgage-backed securities	0	0	0	0	0	0
Residential mortgage-backed securities	0	0	0	0	0	0
Total fixed maturities, available-for-sale	$41,902	$955	$53,519	$4,195	$95,421	$5,150

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2018
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
Obligations of U.S. states and their political subdivisions	$36,191	$356	$7,585	$199	$43,776	$555
Foreign government bonds	28,009	1,002	30,924	2,520	58,933	3,522
U.S. public corporate securities	182,958	7,696	124,396	7,249	307,354	14,945
U.S. private corporate securities	57,562	4,549	106,828	2,973	164,390	7,522
Foreign public corporate securities	20,062	695	16,791	1,250	36,853	1,945
Foreign private corporate securities	97,538	4,321	14,107	1,263	111,645	5,584
Asset-backed securities	7,762	41	0	0	7,762	41
Commercial mortgage-backed securities	26,453	163	61,338	3,010	87,791	3,173
Residential mortgage-backed securities	535	4	243	3	778	7
Total fixed maturities, available-for-sale	$457,070	$18,827	$362,212	$18,467	$819,282	$37,294

As of September 30, 2019 and December 31, 2018, the gross unrealized losses on fixed maturity securities were composed of $4.1 million and $31.0 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $1.0 million and $6.3 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of September 30, 2019, the $4.2 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, transportation and consumer non-cyclical sectors. As of December 31, 2018, the $18.5 million of gross unrealized losses of twelve months or more were concentrated in commercial mortgage-backed securities and in the Company’s corporate securities within the finance, utility and consumer non-cyclical sectors. In accordance with its policy described in Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, the Company concluded that an adjustment to earnings for OTTI for these fixed maturity securities was not warranted at either September 30, 2019 or December 31, 2018. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of September 30, 2019, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	September 30, 2019
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$34,443	$34,790
Due after one year through five years	188,710	192,139
Due after five years through ten years	245,987	253,186
Due after ten years	744,435	837,921
Asset-backed securities	17,787	18,733
Commercial mortgage-backed securities	149,614	158,456
Residential mortgage-backed securities	4,265	4,821
Total fixed maturities, available-for-sale	$1,385,241	$1,500,046

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of fixed maturities, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$482	$251	$12,121	$1,816
Proceeds from maturities/prepayments	11,536	25,175	33,742	55,486
Gross investment gains from sales and maturities	7	247	150	193
Gross investment losses from sales and maturities	(2)	(9)	(461)	(139)
OTTI recognized in earnings(2)	(2,295)	0	(5,458)	0

(1)	Includes $0.0 million and $0.0 million of non-cash related proceeds due to the timing of trade settlements for the nine months ended September 30, 2019 and 2018, respectively.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

The following table sets forth a rollforward of pre-tax amounts remaining in OCI related to fixed maturity securities with credit loss impairments recognized in earnings, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Credit loss impairments:
Balance in OCI, beginning of period	$3,149	$177	$179	$561
New credit loss impairments	0	0	3,022	0
Increases due to the passage of time on previously recorded credit losses	1	6	22	21
Reductions for securities which matured, paid down, prepaid or were sold during the period	(7)	(5)	(16)	(404)
Reductions for securities impaired to fair value during the period(1)	(3,040)	0	(3,040)	0
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(2)	0	(66)	0
Balance in OCI, end of period	$101	$178	$101	$178

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security's amortized cost.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income,” was $0.0 million and $(0.2) million during the three months ended September 30, 2019 and 2018, respectively, and $0.5 million and $(0.9) million during the nine months ended September 30, 2019 and 2018, respectively.

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	September 30, 2019		December 31, 2018
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$45,371	33.9%	$41,775	35.2%
Hospitality	13,200	9.8	9,988	8.4
Industrial	18,458	13.7	12,264	10.3
Office	20,748	15.4	16,930	14.3
Other	16,817	12.5	19,024	16.0
Retail	16,252	12.1	13,838	11.6
Total commercial mortgage loans	130,846	97.4	113,819	95.8
Agricultural property loans	3,530	2.6	4,968	4.2
Total commercial mortgage and agricultural property loans by property type	134,376	100.0%	118,787	100.0%
Allowance for credit losses	(165)		(151)
Total commercial mortgage and other loans	$134,211		$118,636

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

As of September 30, 2019, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in New York (14%), Illinois (13%) and Texas (11%)) and included loans secured by properties in Europe (8%).

The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Balance at December 31, 2017	$179	$1	$180
Addition to (release of) allowance for credit losses	(29)	0	(29)
Charge-offs, net of recoveries	0	0	0
Balance at December 31, 2018	150	1	151
Addition to (release of) allowance for credit losses	15	(1)	14
Charge-offs, net of recoveries	0	0	0
Balance at September 30, 2019	$165	$0	$165

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	September 30, 2019
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	165	0	165
Total ending balance(1)	$165	$0	$165
Recorded investment(2):
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	130,846	3,530	134,376
Total ending balance(1)	$130,846	$3,530	$134,376

(1)	As of September 30, 2019, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2018
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	150	1	151
Total ending balance(1)	$150	$1	$151
Recorded investment(2):
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	113,819	4,968	118,787
Total ending balance(1)	$113,819	$4,968	$118,787

(1)	As of December 31, 2018, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

The following tables set forth certain key credit quality indicators for commercial mortgage and agricultural property loans based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	September 30, 2019
	Debt Service Coverage Ratio
	≥ 1.2X	1.0X to < 1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$90,476	$3,046	$0	$93,522
60%-69.99%	37,775	0	0	37,775
70%-79.99%	1,550	1,529	0	3,079
80% or greater	0	0	0	0
Total commercial mortgage and agricultural property loans	$129,801	$4,575	$0	$134,376

	December 31, 2018
	Debt Service Coverage Ratio
	≥ 1.2X	1.0X to < 1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$88,427	$1,210	$0	$89,637
60%-69.99%	19,975	5,513	0	25,488
70%-79.99%	2,102	1,560	0	3,662
80% or greater	0	0	0	0
Total commercial mortgage and agricultural property loans	$110,504	$8,283	$0	$118,787

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	September 30, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$130,846	$0	$0	$0	$130,846	$0
Agricultural property loans	3,530	0	0	0	3,530	0
Total	$134,376	$0	$0	$0	$134,376	$0

(1)	As of September 30, 2019, there were no loans in this category accruing interest.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	September 30, 2019	December 31, 2018
	(in thousands)
Company’s investment in separate accounts	$3,254	$3,008
LPs/LLCs:
Equity method:
Private equity	22,766	15,081
Hedge funds	29,900	28,266
Real estate-related	3,813	1,385
Subtotal equity method	56,479	44,732
Fair value:
Private equity	806	920
Hedge funds	95	105
Real estate-related	2,551	1,856
Subtotal fair value	3,452	2,881
Total LPs/LLCs	59,931	47,613
Derivative instruments	26,225	7,792
Total other invested assets	$89,410	$58,413

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Fixed maturities, available-for-sale	$13,858	$13,000	$41,664	$38,596
Fixed maturities, trading	95	80	258	243
Equity securities, at fair value	91	91	273	273
Commercial mortgage and other loans	1,283	1,211	3,784	3,670
Policy loans	2,967	2,713	8,547	8,121
Short-term investments and cash equivalents	143	216	745	366
Other invested assets	506	1,006	3,602	2,994
Gross investment income	18,943	18,317	58,873	54,263
Less: investment expenses	(884)	(1,063)	(2,601)	(2,852)
Net investment income	$18,059	$17,254	$56,272	$51,411

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Fixed maturities(1)	$(2,290)	$238	$(5,769)	$54
Commercial mortgage and other loans	(47)	11	(14)	10
LPs/LLCs	0	0	11	49
Derivatives	5,053	(3,035)	(2,680)	(8,726)
Short term investments and cash equivalents	3	0	5	0
Realized investment gains (losses), net	$2,719	$(2,786)	$(8,447)	$(8,613)

(1)	Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	September 30, 2019	December 31, 2018
	(in thousands)
Fixed maturity securities, available-for-sale—with OTTI	$50	$143
Fixed maturity securities, available-for-sale—all other	114,755	(20,211)
Derivatives designated as cash flow hedges(1)	7,653	1,793
Affiliated notes	521	509
Other investments	80	145
Net unrealized gains (losses) on investments	$123,059	$(17,621)

(1)	For more information on cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of September 30, 2019 and December 31, 2018, the Company had no repurchase agreements.

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	September 30, 2019			December 31, 2018
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
U.S. public corporate securities	$0	$0	$0	$437	$0	$437
Foreign public corporate securities	2,528	0	2,528	2,265	0	2,265
Total cash collateral for loaned securities(1)	$2,528	$0	$2,528	$2,702	$0	$2,702

(1)	The Company did not have any agreements with remaining contractual maturities of thirty days or greater, as of the dates indicated.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

4.    DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies

The Company utilizes various derivative instruments and strategies to manage its risk. Commonly used derivative instruments include, but are not necessarily limited to:
•Interest rate contracts: futures, swaps, options, caps and floors
•Equity contracts: futures, options and total return swaps
•Foreign exchange contracts: futures, options, forwards and swaps
•Credit contracts: single and index reference credit default swaps

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

	September 30, 2019			December 31, 2018
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$125,872	$8,377	$(148)	$119,611	$3,787	$(2,271)
Total Derivatives Designated as Hedge Accounting Instruments:	$125,872	$8,377	$(148)	$119,611	$3,787	$(2,271)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$32,075	$3,533	$(115)	$59,075	$2,360	$0
Credit
Credit Default Swaps	0	0	0	756	0	(9)
Currency/Interest Rate
Foreign Currency Swaps	33,225	3,847	(27)	16,815	2,364	(111)
Foreign Currency
Foreign Currency Forwards	1,649	51	(5)	1,460	21	0
Equity
Equity Options	351,198	15,866	(5,269)	281,400	2,616	(749)
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	$418,147	$23,297	$(5,416)	$359,506	$7,361	$(869)
Total Derivatives(1)(2)	$544,019	$31,674	$(5,564)	$479,117	$11,148	$(3,140)

(1)	Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks.

(2)	Recorded in "Other invested assets" and "Other liabilities" on the Unaudited Interim Statements of Financial Position.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

The fair value of the embedded derivatives, included in "Future policy benefits," was a net liability of $1,018 million and $489 million as of September 30, 2019 and December 31, 2018, respectively. The fair value of the related reinsurance recoverables, included in "Reinsurance recoverables," was a net asset of $1,018 million and $489 million as of September 30, 2019 and December 31, 2018, respectively. See Note 6 for additional information on these reinsurance agreements.

The fair value of the embedded derivatives, included in "Policyholders' account balances," was a net liability of $123 million and $2 million as of September 30, 2019 and December 31, 2018, respectively. There were no related reinsurance recoverables at each respective period.

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

	September 30, 2019
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$31,674	$(5,449)	$26,225	$(25,686)	$539
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$31,674	$(5,449)	$26,225	$(25,686)	$539
Offsetting of Financial Liabilities:
Derivatives(1)	$5,564	$(5,564)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$5,564	$(5,564)	$0	$0	$0

	December 31, 2018
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$11,148	$(3,355)	$7,793	$(7,307)	$486
Securities purchased under agreements to resell	10,000	0	10,000	(10,000)	0
Total Assets	$21,148	$(3,355)	$17,793	$(17,307)	$486
Offsetting of Financial Liabilities:
Derivatives(1)	$3,140	$(3,140)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$3,140	$(3,140)	$0	$0	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

	Three Months Ended September 30, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$597	$432	$376	$4,525
Total cash flow hedges	597	432	376	4,525
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	432	0	0	0
Currency	83	0	0	0
Currency/Interest Rate	1,215	0	7	0
Credit	0	0	0	0
Equity	604	0	0	0
Embedded Derivatives	2,122	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	4,456	0	7	0
Total	$5,053	$432	$383	$4,525

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$587	$1,241	$402	$5,851
Total cash flow hedges	587	1,241	402	5,851
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,791	0	0	0
Currency	97	0	0	0
Currency/Interest Rate	1,817	0	8	0
Credit	(1)	0	0	0
Equity	6,583	0	0	0
Embedded Derivatives	(13,554)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	(3,267)	0	8	0
Total	$(2,680)	$1,241	$410	$5,851

	Three Months Ended September 30, 2018(2)
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$60	$347	$147	$395
Total cash flow hedges	60	347	147	395
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(282)	0	0	0
Currency	13	0	0	0
Currency/Interest Rate	125	0	3	0
Credit	0	0	0	0
Equity	2,615	0	0	0
Embedded Derivatives	(5,566)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	(3,095)	0	3	0
Total	$(3,035)	$347	$150	$395

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2018(2)
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(437)	$993	$389	$2,000
Total cash flow hedges	(437)	993	389	2,000
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,420)	0	0	0
Currency	65	0	0	0
Currency/Interest Rate	786	0	7	0
Credit	(2)	0	0	0
Equity	2,958	0	0	0
Embedded Derivatives	(10,676)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	(8,289)	0	7	0
Total	$(8,726)	$993	$396	$2,000

(1)	Net change in AOCI.

(2)	Prior period amounts have been updated to conform to current period presentation.

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2018	$1,793
Cumulative-effect adjustment from the adoption of ASU 2017-12(1)	9
Amount recorded in AOCI
Currency/Interest Rate	8,081
Total amount recorded in AOCI	8,081
Amount reclassified from AOCI to income
Currency/Interest Rate	(2,230)
Total amount reclassified from AOCI to income	(2,230)
Balance, September 30, 2019	$7,653

(1)	See Note 2 for details.

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using September 30, 2019 values, it is estimated that a pre-tax gain of $1.8 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending September 30, 2020, offset by amounts pertaining to the hedged items.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Credit Derivatives

The Company has no exposure from credit derivative positions where it has written credit protection as of September 30, 2019 and December 31, 2018.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. The Company has outstanding notional amounts of $0 million and $1 million reported as of September 30, 2019 and December 31, 2018, respectively, with a fair value of $0 million for both periods.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by a counterparty to financial derivative transactions with a positive fair value. The Company manages credit risk by entering into derivative transactions with its affiliate, Prudential Global Funding LLC (“PGF”), related to its over-the-counter ("OTC") derivatives. PGF, in turn, manages its credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreement, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single-party credit exposures which are subject to periodic management review.

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

	As of September 30, 2019
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$16,218	$0	$0	$16,218
Obligations of U.S. states and their political subdivisions	0	131,035	0	0	131,035
Foreign government bonds	0	77,561	0	0	77,561
U.S. corporate public securities	0	632,509	0	0	632,509
U.S. corporate private securities	0	246,729	374	0	247,103
Foreign corporate public securities	0	56,747	0	0	56,747
Foreign corporate private securities	0	156,039	824	0	156,863
Asset-backed securities(2)	0	18,733	0	0	18,733
Commercial mortgage-backed securities	0	158,456	0	0	158,456
Residential mortgage-backed securities	0	4,821	0	0	4,821
Subtotal	0	1,498,848	1,198	0	1,500,046
Fixed maturities, trading	0	12,970	0	0	12,970
Equity securities	0	255	7,133	0	7,388
Cash equivalents	0	28,842	0	0	28,842
Other invested assets(3)	0	31,674	0	(5,449)	26,225
Reinsurance recoverables	0	0	1,018,293	0	1,018,293
Receivables from parent and affiliates	0	2,582	0	0	2,582
Subtotal excluding separate account assets	0	1,575,171	1,026,624	(5,449)	2,596,346
Separate account assets(4)(5)	0	13,354,869	0	0	13,354,869
Total assets	$0	$14,930,040	$1,026,624	$(5,449)	$15,951,215
Future policy benefits(6)	$0	$0	$1,018,293	$0	$1,018,293
Policyholders' account balances	0	0	123,088	0	123,088
Payables to parent and affiliates	0	5,564	0	(5,564)	0
Total liabilities	$0	$5,564	$1,141,381	$(5,564)	$1,141,381

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	As of December 31, 2018
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$16,328	$0	$0	$16,328
Obligations of U.S. states and their political subdivisions	0	122,306	0	0	122,306
Foreign government bonds	0	65,294	0	0	65,294
U.S. corporate public securities	0	480,725	0	0	480,725
U.S. corporate private securities	0	224,278	2,088	0	226,366
Foreign corporate public securities	0	48,215	0	0	48,215
Foreign corporate private securities	0	143,969	794	0	144,763
Asset-backed securities(2)	0	23,351	0	0	23,351
Commercial mortgage-backed securities	0	145,206	0	0	145,206
Residential mortgage-backed securities	0	5,270	0	0	5,270
Subtotal	0	1,274,942	2,882	0	1,277,824
Fixed maturities, trading	0	5,770	0	0	5,770
Equity securities	0	3,248	6,622	0	9,870
Cash equivalents	19,972	39,946	0	0	59,918
Other invested assets(3)	0	11,148	0	(3,355)	7,793
Reinsurance recoverables	0	0	488,825	0	488,825
Receivables from parent and affiliates	0	8,824	0	0	8,824
Subtotal excluding separate account assets	19,972	1,343,878	498,329	(3,355)	1,858,824
Separate account assets(4)(5)	0	11,648,322	0	0	11,648,322
Total assets	$19,972	$12,992,200	$498,329	$(3,355)	$13,507,146
Future policy benefits(6)	$0	$0	$488,825	$0	$488,825
Policyholders' account balances	0	0	1,949	0	1,949
Payables to parent and affiliates	0	3,140	0	(3,140)	0
Total liabilities	$0	$3,140	$490,774	$(3,140)	$490,774

(1)	“Netting” amounts represent cash collateral of $0.1 million and $0.2 million as of September 30, 2019 and December 31, 2018, respectively.

(2)	Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)
Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of September 30, 2019 and December 31, 2018, the fair values of such investments were $3.5 million and $2.9 million, respectively.

(4)
Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). At September 30, 2019 and December 31, 2018, the fair value of such investments was $1,927 million and $1,734 million, respectively.

(5)
Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company's Unaudited Interim Statements of Financial Position.

(6)
As of September 30, 2019, the net embedded derivative liability position of $1,018 million includes $42 million of embedded derivatives in an asset position and $1,060 million of embedded derivatives in a liability position. As of December 31, 2018, the net embedded derivative liability position of $489 million includes $60 million of embedded derivatives in an asset position and $549 million of embedded derivatives in a liability position.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of September 30, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$1,198	Discounted cash flow	Discount rate	16.59%	16.59%	16.59%	Decrease
Reinsurance recoverables	$1,018,293	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(3)	$1,018,293	Discounted cash flow	Lapse rate(5)	1%	18%		Decrease
			Spread over LIBOR(6)	0.16%	1.46%		Decrease
			Utilization rate(7)	43%	97%		Increase
			Withdrawal rate			See table footnote (8) below.
			Mortality rate (9)	0%	15%		Decrease
			Equity volatility curve	14%	23%		Increase
Policyholders' account balances(4)	$123,088	Discounted cash flow	Lapse rate(5)	1%	6%		Decrease
			Spread over LIBOR(6)	0.16%	1.46%		Decrease
			Mortality rate (9)	0%	24%		Decrease
			Equity volatility curve	11%	24%		Increase

	As of December 31, 2018
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$2,882	Discounted cash flow	Discount rate	7%	16.33%	9.93%	Decrease
Reinsurance recoverables	$488,825	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(3)	$488,825	Discounted cash flow	Lapse rate(5)	1%	13%		Decrease
			Spread over LIBOR(6)	0.36%	1.60%		Decrease
			Utilization rate(7)	50%	97%		Increase
			Withdrawal rate	See table footnote(8) below.
			Mortality rate(9)	0%	15%		Decrease
			Equity volatility curve	18%	22%		Increase

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

(2)	Includes assets classified as fixed maturities available-for-sale.

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

(8)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of September 30, 2019 and December 31, 2018, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

	Three Months Ended September 30, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$2,035	$(1,017)	$180	$0	$0	$0	$0	$0	$0	$1,198	$(1,731)
Structured securities(4)	0	0	0	0	0	0	0	0	0	0	0
Other assets:
Equity securities	7,206	(73)	0	0	0	0	0	0	0	7,133	(72)
Reinsurance recoverables	757,236	236,174	24,883	0	0	0	0	0	0	1,018,293	244,163
Receivables from parent and affiliates	0	0	0	0	0	0	0	0	0	0	0
Liabilities:
Future policy benefits	(757,236)	(236,174)	0	0	(24,883)	0	0	0	0	(1,018,293)	(244,163)
Policyholders' account balances(5)	(112,417)	3,796	0	0	(14,467)	0	0	0	0	(123,088)	5,346

	Three Months Ended September 30, 2019
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(1,730)	$0	$688	$25	$(1,731)	$0
Other assets:
Equity securities	0	(73)	0	0	0	(72)
Reinsurance recoverables	236,174	0	0	0	244,163	0
Receivables from parent and affiliates	0	0	0	0	0	0
Liabilities:
Future policy benefits	(236,174)	0	0	0	(244,163)	0
Policyholders' account balances	3,796	0	0	0	5,346	0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$2,882	$(2,113)	$428	$0	$0	$(638)	$0	$639	$0	$1,198	$(4,893)
Structured securities(4)	0	432	0	0	0	(68)	0	24,960	(25,324)	0	0
Other assets:
Equity securities	6,622	511	0	0	0	0	0	0	0	7,133	511
Reinsurance recoverables	488,825	458,557	70,911	0	0	0	0	0	0	1,018,293	470,731
Receivables from parent and affiliates	0	0	0	0	0	0	0	0	0	0	0
Liabilities:
Future policy benefits	(488,825)	(458,557)	0	0	(70,911)	0	0	0	0	(1,018,293)	(470,731)
Policyholders' account balances(5)	(1,949)	(99,712)	0	0	(21,427)	0	0	0	0	(123,088)	(98,158)

	Nine Months Ended September 30, 2019
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(4,893)	$0	$3,041	$171	$(4,893)	$0
Other assets:
Equity securities	0	511	0	0	0	511
Reinsurance recoverables	458,557	0	0	0	470,731	0
Receivables from parent and affiliates	0	0	0	0	0	0
Liabilities:
Future policy benefits	(458,557)	0	0	0	(470,731)	0
Policyholders' account balances	(99,712)	0	0	0	(98,158)	0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2018(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$10,007	$(1,694)	$87	$0	$0	$(5,337)	$0	$0	$0	$3,063	$0
Structured securities(4)	2,292	(36)	9,606	0	0	(2,101)	0	0	0	9,761	0
Other assets:
Equity securities	6,966	(153)	0	0	0	0	0	0	0	6,813	(153)
Reinsurance recoverables	336,084	(115,916)	21,916	0	0	0	0	0	0	242,084	(113,221)
Receivables from parent and affiliates	0	0	0	0	0	0	0	0	0	0	0
Liabilities:
Future policy benefits	(336,084)	115,916	0	0	(21,916)	0	0	0	0	(242,084)	113,221
Policyholders' account balances(5)	(5,627)	(2,785)	0	0	0	343	0	0	0	(8,069)	(2,785)

	Three Months Ended September 30, 2018(6)
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$251	$0	$(2,038)	$57	$0	$0
Other assets:
Equity securities	0	(153)	0	0	0	(153)
Reinsurance recoverables	(115,916)	0	0	0	(113,221)	0
Receivables from parent and affiliates	0	0	0	0	0	0
Liabilities:
Future policy benefits	115,916	0	0	0	113,221	0
Policyholders' account balances	(2,785)	0	0	0	(2,785)	0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2018(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$14,516	$(2,378)	$233	$(45)	$0	$(9,263)	$0	$0	$0	$3,063	$0
Structured securities(4)	11,575	(39)	9,797	(196)	0	(2,682)	0	196	(8,890)	9,761	0
Other assets:
Equity securities	7,428	(615)	0	0	0	0	0	0	0	6,813	(615)
Reinsurance recoverables	472,157	(294,969)	64,896	0	0	0	0	0	0	242,084	(283,085)
Receivables from parent and affiliates	0	(18)	0	0	0	0	0	6,047	(6,029)	0	0
Liabilities:
Future policy benefits	(472,157)	294,969	0	0	(64,896)	0	0	0	0	(242,084)	283,085
Policyholders' account balances(5)	(5,463)	(3,111)	0	0	0	505	0	0	0	(8,069)	(3,111)

	Nine Months Ended September 30, 2018(6)
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$148	$0	$(2,704)	$139	$0	$0
Other assets:
Equity securities	0	(615)	0	0	0	(615)
Reinsurance recoverables	(294,969)	0	0	0	(283,085)	0
Receivables from parent and affiliates	0	0	(18)	0	0	0
Liabilities:
Future policy benefits	294,969	0	0	0	283,085	0
Policyholders' account balances	(3,111)	0	0	0	(3,111)	0

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	September 30, 2019
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$140,663	$140,663	$134,211
Policy loans	0	0	210,063	210,063	210,063
Cash and cash equivalents	1,884	0	0	1,884	1,884
Accrued investment income	0	18,352	0	18,352	18,352
Reinsurance recoverables	0	0	25,289	25,289	25,085
Receivables from parent and affiliates	0	31,607	0	31,607	31,607
Other assets	0	4,840	0	4,840	4,840
Total assets	$1,884	$54,799	$376,015	$432,698	$426,042
Liabilities:
Policyholders’ account balances - investment contracts	$0	$189,693	$40,367	$230,060	$229,857
Cash collateral for loaned securities	0	2,528	0	2,528	2,528
Payables to parent and affiliates	0	18,953	0	18,953	18,953
Other liabilities	0	41,593	0	41,593	41,593
Total liabilities	$0	$252,767	$40,367	$293,134	$292,931

	December 31, 2018
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$119,659	$119,659	$118,636
Policy loans	0	0	206,448	206,448	206,448
Cash and cash equivalents	523	10,000	0	10,523	10,523
Accrued investment income	0	17,764	0	17,764	17,764
Reinsurance recoverables	0	0	0	0	0
Receivables from parent and affiliates	0	31,564	0	31,564	31,564
Other assets	0	4,193	0	4,193	4,193
Total assets	$523	$63,521	$326,107	$390,151	$389,128
Liabilities:
Policyholders’ account balances - investment contracts	$0	$179,239	$40,349	$219,588	$220,553
Cash collateral for loaned securities	0	2,702	0	2,702	2,702
Payables to parent and affiliates	0	20,413	0	20,413	20,413
Other liabilities	0	58,357	0	58,357	58,357
Total liabilities	$0	$260,711	$40,349	$301,060	$302,025

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

Reinsurance amounts included in the Company’s Unaudited Interim Statements of Financial Position as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Reinsurance recoverables	$3,421,705	$2,723,518
Policy loans	(18,500)	(17,297)
Deferred policy acquisition costs	(723,661)	(754,569)
Deferred sales inducements	(48,241)	(52,875)
Other assets	16,920	17,959
Other liabilities	86,430	65,225

The reinsurance recoverables by counterparty are broken out below:

	September 30, 2019	December 31, 2018
	(in thousands)
Prudential Insurance	$1,496,948	$924,847
PAR U	1,003,402	922,904
PARCC	466,227	480,627
PAR Term	216,380	205,972
Term Re	189,338	156,303
DART	31,132	13,367
Pruco Life	14,719	15,013
Unaffiliated	3,559	4,485
Total reinsurance recoverables	$3,421,705	$2,723,518

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Premiums:
Direct	$62,203	$58,529	$187,147	$178,388
Ceded	(59,104)	(55,002)	(177,429)	(169,212)
Net premiums	3,099	3,527	9,718	9,176
Policy charges and fee income:
Direct	96,550	90,576	309,054	275,199
Ceded(1)	(86,206)	(87,705)	(256,256)	(226,976)
Net policy charges and fee income	10,344	2,871	52,798	48,223
Net investment income:
Direct	18,232	17,418	56,775	51,863
Ceded	(173)	(164)	(503)	(452)
Net investment income	18,059	17,254	56,272	51,411
Asset administration fees:
Direct	9,761	9,295	28,034	27,355
Ceded	(8,261)	(7,901)	(23,742)	(23,321)
Net asset administration fees	1,500	1,394	4,292	4,034
Realized investment gains (losses), net:
Direct	(231,963)	115,879	(459,863)	293,654
Ceded	234,682	(118,665)	451,416	(302,267)
Realized investment gains (losses), net	2,719	(2,786)	(8,447)	(8,613)
Policyholders’ benefits (including change in reserves):
Direct	157,537	61,835	360,844	209,306
Ceded(2)	(155,140)	(67,933)	(338,119)	(198,245)
Net policyholders’ benefits (including change in reserves)	2,397	(6,098)	22,725	11,061
Interest credited to policyholders’ account balances:
Direct	22,351	17,975	54,839	51,105
Ceded	(8,592)	(8,830)	(22,022)	(24,485)
Net interest credited to policyholders’ account balances	13,759	9,145	32,817	26,620
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(48,298)	(43,142)	(145,971)	(124,588)

(1)
Includes $0 million and $(4) million of unaffiliated activity for the three months ended September 30, 2019 and 2018, respectively, and $(4) million for both the nine months ended September 30, 2019 and 2018.

(2)
Includes $(3) million of unaffiliated activity for both the three months ended September 30, 2019 and 2018 and $(1) million and $(3) million for the nine months ended September 30, 2019 and 2018, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

The gross and net amounts of life insurance face amount in force as of September 30, 2019 and 2018 were as follows:

	2019	2018
	(in thousands)
Direct gross life insurance face amount in force	$146,659,725	$139,873,270
Reinsurance ceded	(133,731,588)	(127,440,273)
Net life insurance face amount in force	$12,928,137	$12,432,997

Information regarding significant affiliated reinsurance agreements is described below.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. Effective July 1, 2017, this agreement was terminated for certain new business, primarily Universal Life business, and such business was reinsured to Pruco Life under a yearly renewable term reinsurance agreement. Effective April 1, 2016, the Company entered into a reinsurance agreement with Prudential Insurance to reinsure its variable annuity base contracts, along with the living benefit guarantees. This reinsurance agreement covers new and in force business.

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

The Company's income tax provision amounted to an income tax expense of $0.0 million, or 0.06% of income (loss) from operations before income taxes in the first nine months of 2019, compared to an income tax expense of $1.6 million, or 6.44%, in the first nine months of 2018. The Company’s current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits. In addition, the first nine months of 2018 includes a $0.1 million increase in income tax expense primarily related to refinement of the Company’s provisional estimates related to the U.S. Tax Cuts and Jobs Act of 2017 and the item described below that was recorded in the period in which it occurred.

Resolution of tax audit issues - During the third quarter of 2018, the Company reached an agreement with the Internal Revenue Service to resolve outstanding tax audit issues for tax years 2015 and 2016 and partially for 2017 which resulted in a $2.1 million increase to our income tax expense for the first nine months of 2018.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

8.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the nine months ended September 30, 2019 and 2018, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2018	$(989)	$(13,378)	$(14,367)
Change in OCI before reclassifications	(60)	125,543	125,483
Amounts reclassified from AOCI	0	7,999	7,999
Income tax benefit (expense)	13	(28,044)	(28,031)
Balance, September 30, 2019	$(1,036)	$92,120	$91,084

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2017	$(42)	$34,372	$34,330
Change in OCI before reclassifications	(1,162)	(67,102)	(68,264)
Amounts reclassified from AOCI	0	(998)	(998)
Income tax benefit (expense)	243	14,301	14,544
Cumulative effect of adoption of ASU 2016-01	0	(175)	(175)
Cumulative effect of adoption of ASU 2018-02	(8)	5,901	5,893
Balance, September 30, 2018	$(969)	$(13,701)	$(14,670)

(1)
Includes cash flow hedges of $8 million and $2 million as of September 30, 2019 and December 31, 2018, respectively, and $(3) million and $(5) million as of September 30, 2018 and December 31, 2017, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/ Interest rate(3)	$(1,405)	$554	$(2,230)	$944
Net unrealized investment gains (losses) on available-for-sale securities	(2,290)	238	(5,769)	54
Total net unrealized investment gains (losses)(4)	(3,695)	792	(7,999)	998
Total reclassifications for the period	$(3,695)	$792	$(7,999)	$998

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/ benefits reclassified out of AOCI. Negative amounts indicate losses/ costs reclassified out of AOCI.

(3)	See Note 4 for additional information on cash flow hedges.

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

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(3)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2018	$143	$(54)	$42	$(54)	$77
Net investment gains (losses) on investments arising during the period	(532)	0	0	112	(420)
Reclassification adjustment for (gains) losses included in net income	646	0	0	(136)	510
Reclassification adjustment for OTTI (gains) losses excluded from net income(1)	(207)	0	0	43	(164)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	15	0	(3)	12
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	(4)	1	(3)
Balance, September 30, 2019	$50	$(39)	$38	$(37)	$12

(1)	Represents "transfers in" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(2)	"Other costs" primarily includes reinsurance recoverables and deferred reinsurance losses.

(3)	"Other liabilities" primarily includes reinsurance payables.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(2)	Deferred Policy Acquisition Costs and Other Costs(3)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(4)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2018	$(17,764)	$3,169	$(2,472)	$3,612	$(13,455)
Net investment gains (losses) on investments arising during the period	133,213	0	0	(27,975)	105,238
Reclassification adjustment for (gains) losses included in net income	7,353	0	0	(1,544)	5,809
Reclassification adjustment for OTTI (gains) losses excluded from net income(1)	207	0	0	(43)	164
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	5,714	0	(1,200)	4,514
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	(12,863)	2,701	(10,162)
Balance, September 30, 2019	$123,009	$8,883	$(15,335)	$(24,449)	$92,108

(1)	Represents "transfers out" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(2)	Includes cash flow hedges. See Note 4 for information on cash flow hedges.

(3)	"Other costs" primarily includes reinsurance recoverables and deferred reinsurance losses.

(4)	"Other liabilities" primarily includes reinsurance payables.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.0 million for both three months ended September 30, 2019 and 2018, and $0.1 million for both nine months ended September 30, 2019 and 2018. The expense charged to the Company for the deferred compensation program was $0.1 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $0.5 million and $0.6 million for the nine months ended September 30, 2019 and 2018, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $0.6 million for both the three months ended September 30, 2019 and 2018, and $2 million for both the nine months ended September 30, 2019 and 2018.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.7 million and $0.8 million for the three months ended September 30, 2019 and 2018, respectively, and $2 million for both the nine months ended September 30, 2019 and 2018.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $0.3 million for both the three months ended September 30, 2019 and 2018, and $0.8 million for both the nine months ended September 30, 2019 and 2018.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $21 million and $19 million for the three months ended September 30, 2019 and 2018, respectively, and $60 million and $54 million for the nine months ended September 30, 2019 and 2018, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $2 million for both the three months ended September 30, 2019 and 2018, and $6 million for both the nine months ended September 30, 2019 and 2018.

Corporate-Owned Life Insurance

The Company has sold three Corporate-Owned Life Insurance ("COLI") policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $2,630 million at September 30, 2019 and $2,239 million at December 31, 2018. Fees related to these COLI policies were $6 million for both the three months ended September 30, 2019 and 2018, and $20 million and $19 million for the nine months ended September 30, 2019 and 2018, respectively. The Company retains 10% of the mortality risk associated with these COLI policies up to $0.1 million per individual policy.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $0.6 million and $0.7 million for the three months ended September 30, 2019 and 2018, respectively, and $2 million for both the nine months ended September 30, 2019 and 2018. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $37 million and $33 million as of September 30, 2019 and December 31, 2018, respectively. "Net investment income" related to these ventures includes a gain of $0.0 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively, and $2 million and $1 million for the nine months ended September 30, 2019 and 2018, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $8 million for both the three months ended September 30, 2019 and 2018, and $24 million and $23 million for the nine months ended September 30, 2019 and 2018, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $1 million for both the three months ended September 30, 2019 and 2018, and $4 million for both the nine months ended September 30, 2019 and 2018. These revenues are recorded as “Asset administration fees” in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at September 30, 2019 and December 31, 2018 were as follows:

	Maturity Dates			Interest Rates			September 30, 2019	December 31, 2018
							(in thousands)
U.S. dollar floating rate notes	2028			3.83%	-	4.25%	$0	$6,001
U.S. dollar fixed rate notes	2026	-	2027	0.00%	-	14.85%	2,582	2,823
Total notes receivable - affiliated(1)							$2,582	$8,824

(1)	All notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

The affiliated notes receivable shown above are classified as available-for-sale securities and other trading assets carried at fair value. The Company monitors the internal and external credit ratings of these loans and loan performance. The Company also considers any guarantees made by Prudential Insurance for loans due from affiliates.

Accrued interest receivable related to these loans was $0.0 million and $0.1 million at September 30, 2019 and December 31, 2018, respectively, and is included in “Other assets”. Revenues related to these assets were $0.1 million for both the three months ended September 30, 2019 and 2018, and $0.1 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively, and are included in “Other income”.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the nine months ended September 30, 2019 and for the year ended December 31, 2018.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
Gibraltar Universal Life Reinsurance Company	May 2018	Purchase	Fixed Maturities	$17,904	$17,904	$0	$0
Prudential Annuities Life Assurance Corporation	April 2019	Sale	Equity Securities	$3,293	$2,995	$0	$298

Debt Agreements

The Company is authorized to borrow funds up to $200 million from affiliates to meet its capital and other funding needs. As of September 30, 2019 and December 31, 2018, there was no debt outstanding.

The total interest expense to the Company related to loans payable to affiliates was $0.1 million and $0.0 million for the three months ended September 30, 2019 and 2018, respectively, and $0.1 million and $0.0 million for the nine months ended September 30, 2019 and 2018.

Contributed Capital and Dividends

Through September of 2019, the Company did not receive any capital contributions. In March of 2018, the Company received a capital contribution in the amount of $1 million from Pruco Life.

Through September of 2019 and December of 2018, the Company did not pay any dividends to Pruco Life.

Reinsurance with Affiliates

As discussed in Note 6, the Company participates in reinsurance transactions with certain affiliates.

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans. As of September 30, 2019, there were $3 million outstanding commitments to fund commercial loans, and none as of December 31, 2018. The Company has made commitments to purchase or fund investments, mostly private fixed maturities. As of September 30, 2019 and December 31, 2018, $46 million and $41 million, respectively, of these commitments were outstanding.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of September 30, 2019, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $10 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

The following discussion of litigation and regulatory matters provides an update of those matters discussed in Note 14 to the Company’s Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and should be read in conjunction with the complete descriptions provided in the Form 10-K.

Behfarin v. Pruco Life

In July 2017, a putative class action complaint entitled Richard Behfarin v. Pruco Life Insurance Company was filed in the United States District Court for the Central District of California, alleging that the Company imposes charges on owners of universal life policies to cure defaults and/or reinstate lapses, that are inconsistent with the applicable universal life policy. The complaint includes claims for breach of contract, breach of implied covenant of good faith and fair dealing, and violation of California law, and seeks unspecified damages along with declaratory and injunctive relief. In September 2017, the Company filed its answer to the complaint. In September 2018, plaintiff filed a motion for class certification. In October 2019, plaintiff filed: (1) the First Amended Complaint adding Prudential Insurance Company of America and Pruco Life Insurance Company of New Jersey as defendants; and (2) a motion seeking preliminary certification of a settlement class, appointment of a class representative and class counsel, and preliminary approval of the proposed class action settlement.

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

The DOL’s review of the securities lending matter is closed. In September 2019, Prudential Financial reached a settlement of these matters with the SEC. As part of the settlement Prudential Financial agreed to pay a fine of $5 million and disgorgement of $27.6 million, and consented to the entry of an Administrative Order containing findings that two of its subsidiaries violated certain sections of the Investment Advisers Act of 1940 and the Investment Advisers Act Rules and ordering the subsidiaries to cease and desist from committing or causing any violations and any future violations of those provisions. In reaching this settlement, Prudential Financial neither admitted nor denied the SEC’s findings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of September 30, 2019, compared with December 31, 2018, and its results of operations for the three and nine months ended September 30, 2019 and 2018. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company is licensed to sell variable and fixed annuities, universal life insurance, variable life insurance and term life insurance in New Jersey and New York only and sells such products primarily through affiliated and unaffiliated distributors.

Regulatory Developments

SEC Best Interest Regulation

In June 2019, the SEC adopted a package of rulemakings and interpretative guidance that, among other things, requires broker-dealers to act in the best interest of retail customers when recommending securities transactions or investment strategies to them. The guidance also clarifies the SEC’s views of the fiduciary duty that investment advisers owe to their clients. The new best interest standards will become effective on June 30, 2020. We are evaluating the impacts of the new standards and have begun to implement them.  We believe that the new standards will apply to recommendations to purchase certain of our products, and will result in increased compliance costs, in particular in our Prudential Advisors distribution system.

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

Interest rates in the U.S. have experienced a period of historically low levels in large part due to Federal Reserve efforts to assist with the economic recovery subsequent to the financial crisis of 2008. While market conditions and events make uncertain the timing, amount and impact of any monetary policy decisions by the Federal Reserve, changes in interest rates may impact our reinvestment yields, primarily for our investments in fixed maturity securities and commercial mortgage loans. As interest rates rise, our reinvestment yield may exceed the overall portfolio yield resulting in a favorable impact to earnings. Conversely, if interest rates were to decline, our reinvestment yield may be below our overall portfolio yield, resulting in an unfavorable impact to earnings.
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
The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each business, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, other costs and liabilities for future policy benefits for certain of our products, primarily domestic variable annuity and variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. As of September 30, 2019, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 4.6% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions used in evaluating DAC, DSI and liabilities for future policy benefits for certain of our products, we generally update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2019 annual reviews and update of assumptions and other refinements, we kept our long-term expectation of the 10-year U.S. Treasury rate unchanged and continue to grade to a rate of 3.75% over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates.

Adoption of New Accounting Pronouncements

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018 and is expected to have a significant impact on the Company’s Financial Statements and Notes to the Financial Statements. In October 2019, the FASB affirmed its decision to defer the effective date of the ASU to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. See Note 2 to our Unaudited Interim Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Changes in Financial Position

Total assets increased $2.8 billion, from $18.1 billion at December 31, 2018 to $20.9 billion at September 30, 2019. Significant components were:

•	Separate account assets increased $1.9 billion primarily driven by favorable market performance and net inflows partially offset by policy charges;

•
Reinsurance recoverables increased $0.7 billion, primarily related to the annuity reinsured living benefit liabilities resulting from an increase in future expected benefit payments driven by declining interest rates partially offset by favorable equity markets, as well as by universal and term life business growth; and

•
Total investments and Cash and cash equivalents increased $0.2 billion primarily driven by unrealized investment gains due to declining interest rates and universal, term and variable life business growth.

Total liabilities increased $2.7 billion, from $17.7 billion at December 31, 2018 to $20.4 billion at September 30, 2019. Significant components were:

•	Separate account liabilities increased $1.9 billion, corresponding to the increase in separate account assets, described above; and

•	Future policy benefits increased $0.7 billion primarily driven by an increase in the variable annuity living benefit liabilities, as well as growth in universal and term life, as discussed above.

Total equity increased $0.2 billion from $0.4 billion at December 31, 2018 to $0.6 billion at September 30, 2019, primarily driven by unrealized investment gains due to declining interest rates and by net income.

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Income (loss) from operations before income taxes increased $1 million from $8 million for the three months ended September 30, 2018 to $9 million for the three months ended September 30, 2019. This increase was primarily driven by higher Policy charges and fee income as a result of business growth in the life business, Total realized investment gains / (losses), net reflecting derivative gains and higher commission and expense allowance ceded in the annuities business partially offset by higher Policyholders' benefits, Interest credited to policyholders’ account balances and amortization of Deferred policy acquisition costs, as discussed below.

Nine Months Comparison

Income from operations before income taxes increased $4 million from $25 million for the nine months ended 2018 to $29 million for the nine months ended 2019, which includes an unfavorable comparative net impact of $2 million from our annual reviews and update of assumptions and other refinements. The impact of this annual review for the second quarter of 2019 was not significant, and for the second quarter of 2018 was a $2 million net benefit, mainly driven by favorable impacts related to mortality and investment assumption updates. Excluding this item, income (loss) from operations before income taxes increased $6 million, primarily driven by higher Policy charges and fee income, as a result of business growth, higher profits on products that are subject to principle-based reserving ("PBR") retained in the Company and not reinsured to our affiliated captive reinsurance companies and the impact of the internal Corporate-Owned Life Insurance ("COLI") restructure in the life business in the first quarter of 2018, as well as, higher Net investment income primarily driven by business growth and higher income on non-coupon investments. In addition, General, administrative and other expenses decreased primarily driven by higher commission and expense allowance ceded in the annuities business, as discussed above. Partially offsetting the increases to pre-tax income is an increase in Policyholders' benefits primarily driven by unfavorable mortality on term and variable life products and business growth and higher Interest credited to policyholders’ account balances, as discussed above. For more information on PBR products, please see the "Term and Universal Life Reserve Financing" section within the "Liquidity and Capital Resources" section below.

Revenues, Benefits and Expenses

Three Months Comparison

Revenues increased $13 million from $23 million for the three months ended September 30, 2018 to $36 million for the three months ended September 30, 2019, resulting from a $7 million increase in Policy charges and fee income driven by business growth in the life business, increase of $5 million in Total realized investment gains (losses), net reflecting derivative gains and $1 million increase in Net investment income primarily driven by business growth and higher income from non-coupon investments.

Benefits and expenses increased $12 million from $15 million for the three months ended September 30, 2018 to $27 million for the three months ended September 30, 2019, resulting from a $8 million increase in Policyholders’ benefits primarily driven by unfavorable mortality and business growth, as discussed above, $5 million increase in Interest credited to policyholders' account balances as a result of business growth and $2 million increase in Amortization of deferred policy acquisition costs primarily driven by the impact from the new business in the life business. Partially offsetting these increases is a $3 million decrease in General, administrative and other expenses primarily driven by favorable commission and expense allowance ceded, as discussed above.

Nine Months Comparison

Revenues increased $13 million from $105 million for the nine months ended September 30, 2018 to $118 million for the nine months ended September 30, 2019. Excluding the impact of our annual reviews and update of assumptions and other refinements, as discussed above, revenues increased $14 million, primarily driven by higher Policy charges and fee income of $6 million, higher Net investment income of $5 million, as discussed above, and an increase of $2 million in Other income primarily driven by lower trading losses on fixed maturities and equities.

Benefits and expenses increased $9 million from $80 million for the nine months ended September 30, 2018 to $89 million for the nine months ended September 30, 2019. Excluding the comparative net impact of our annual reviews and update of assumptions and other refinements, as discussed above, Benefits and expenses increased $8 million, resulting from an increase in Policyholders’ benefits of $10 million primarily driven by unfavorable mortality and business growth in the life business, as discussed above, and an increase in Interest credited to policyholders' account balances of $6 million as result of business growth. Partially offsetting these increases are lower General, administrative and other expenses of $7 million, as discussed above, and a decrease in Amortization of deferred policy acquisition costs of $1 million, primarily driven by the impact of the internal COLI restructure in the life business in the first quarter of 2018, as discussed above.

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

Asset Liability Management Strategy (including fixed income instruments and derivatives)

The current ALM strategy conducted within Prudential Insurance utilizes a combination of both traditional fixed income instruments and derivatives to defray potential claims associated with our variable annuity living benefit guarantees. The economic liability we manage with this ALM strategy consists of expected living benefit claims under less severe market conditions, which are managed using a traditional ALM strategy through the accumulation of fixed income and derivative instruments, and potential living benefit claims resulting from more severe market conditions, which are hedged using derivative instruments. For the portion of our ALM strategy executed with derivatives, Prudential Insurance enter into a range of exchange-traded, cleared, and over-the-counter equity and interest rate derivatives, including, but not limited to: equity and treasury futures; total return and interest rate swaps; and options including equity options, swaptions, and floors and caps. Since the ALM strategy is conducted in Prudential Insurance, the results of the strategy do not directly impact the Company's results of operations or financial condition.

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

Risk Appetite Framework

Prudential Financial manages capital consistent with our Risk Appetite Framework (“RAF”) to determine the amount of capital it needs to hold given its risk profile. The RAF is designed to ensure that all risks taken across the enterprise align with our capacity and willingness to take those risks. It allows for a cohesive assessment of risk and available resources and supports management’s decision-making. The RAF is supported by our comprehensive stress testing framework to provide a dynamic assessment of stress impacts and the resources available to absorb those impacts under stress scenarios. It incorporates the objectives of what we previously referred to as our Capital Protection Framework.

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

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, and fixed maturities that are not designated as held-to-maturity and public equity securities. As of September 30, 2019 and December 31, 2018, the Company had liquid assets of $1,551 million and $1,364 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $31 million and $70 million as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, $1,431 million, or 95%, of the fixed maturity investments in company general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.

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
As of September 30, 2019, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $13.7 billion of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $11.6 billion of surplus notes was outstanding as of September 30, 2019. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For more information on the Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Financing Activities” in the Annual Report on Form 10-K for the year ended December 31, 2018.
As of September 30, 2019, our affiliated captive reinsurance companies had outstanding an aggregate of $2.4 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.7 billion relates to Regulation XXX reserves and approximately $1.7 billion relates to Guideline AXXX reserves. In addition, as of September 30, 2019, for purposes of financing Guideline AXXX reserves, our affiliated captives had outstanding approximately $4.0 billion of surplus notes that were issued to affiliates.
The Company has introduced updated versions of its individual life insurance products in conjunction with the requirement to adopt principle-based reserving by January 1, 2020.  These updated products are currently priced to support the principle-based statutory reserve level without the need for reserve financing.  Certain elements of the implementation of principle-based reserving are yet to be finalized by the NAIC and may have a material impact on statutory reserves.  The Company continues to assess the impact of the implementation of principle-based reserving on projected statutory reserve levels, product pricing and the use of financing.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of September 30, 2019, there have been no material changes in our economic exposure to market risk from December 31, 2018, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2018, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of September 30, 2019. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

104.Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pruco Life Insurance Company of New Jersey

By:	/s/ John Chieffo
Name:	John Chieffo
Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)
Date: November 13, 2019