Form 10-Q
period 2020-03-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2020-05-14
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of May 14, 2020, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding. As of such date, Pruco Life Insurance Company, an Arizona corporation, owned all of the registrant’s Common Stock.
Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey and its subsidiary. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey and its subsidiary will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) the ongoing impact of the COVID-19 pandemic on the global economy, financial markets and our business, (2) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (3) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (4) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (5) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (6) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (7) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data (d) reliance on third parties or (e) labor and employment matters; (8) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (9) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; and (13) reputational damage. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2019 for discussion of certain risks relating to our business and investment in our securities.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Financial Position
March 31, 2020 and December 31, 2019 (in thousands, except share amounts)

	March 31, 2020	December 31, 2019
ASSETS
Fixed maturities available for sale, at fair value (amortized cost: 2020 - $1,543,477; 2019–$1,437,796)	$1,617,145	$1,550,096
Fixed maturities, trading, at fair value (amortized cost: 2020 - $14,221; 2019–$14,221)	11,684	13,700
Equity securities, at fair value (cost: 2020 - $5,139; 2019–$5,139)	7,037	7,512
Policy loans	214,072	211,986
Commercial mortgage and other loans (net of $442 and $165 allowance for credit losses)(1)	138,615	143,098
Other invested assets (includes $37,450 and $24,726 of assets measured at fair value at March 31, 2020 and December 31, 2019, respectively)	104,361	89,536
Total investments	2,092,914	2,015,928
Cash and cash equivalents	84,785	55,924
Deferred policy acquisition costs	195,064	178,813
Accrued investment income	20,270	19,539
Reinsurance recoverables	4,395,263	3,200,642
Receivables from parent and affiliates	33,029	32,820
Income taxes receivable(1)	10,160	6,268
Other assets	21,045	21,203
Separate account assets	13,578,984	15,904,208
TOTAL ASSETS	$20,431,514	$21,435,345
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$3,485,351	$2,302,959
Policyholders’ account balances	2,466,862	2,424,120
Cash collateral for loaned securities	2,587	2,481
Short-term debt to affiliates	0	89
Payables to parent and affiliates	24,369	24,958
Other liabilities(1)	158,802	140,628
Separate account liabilities	13,578,984	15,904,208
Total liabilities	19,716,955	20,799,443
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock ($5 par value; 400,000 shares authorized, issued and outstanding)	2,000	2,000
Additional paid-in capital	348,865	268,021
Retained earnings	294,624	280,246
Accumulated other comprehensive income (loss)	69,070	85,635
Total equity	714,559	635,902
TOTAL LIABILITIES AND EQUITY	$20,431,514	$21,435,345

(1)	March 31, 2020 amounts include the impacts of the January 1, 2020 adoption of ASU 2016-13. See Note 2 for details.
See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2020 and 2019 (in thousands)

	Three Months Ended March 31,
	2020	2019
REVENUES
Premiums	$5,194	$3,338
Policy charges and fee income	23,969	19,849
Net investment income	16,965	18,741
Asset administration fees	1,565	1,343
Other income	(1,949)	1,314
Realized investment gains (losses), net	13,065	(6,110)
TOTAL REVENUES	58,809	38,475
BENEFITS AND EXPENSES
Policyholders’ benefits	16,686	9,977
Interest credited to policyholders’ account balances	10,191	9,053
Amortization of deferred policy acquisition costs	5,312	1,225
General, administrative and other expenses	10,374	7,098
TOTAL BENEFITS AND EXPENSES	42,563	27,353
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	16,246	11,122
Income tax expense (benefit)	1,701	577
NET INCOME (LOSS)	$14,545	$10,545
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(1)	0
Net unrealized investment gains (losses)	(20,968)	46,598
Total	(20,969)	46,598
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(4,404)	9,786
Other comprehensive income (loss), net of taxes	(16,565)	36,812
Comprehensive income (loss)	$(2,020)	$47,357

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Equity
Three Months Ended March 31, 2020 and 2019 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2019	$2,000	$268,021	$280,246	$85,635	$635,902
Cumulative effect of adoption of accounting changes(1)			(167)	0	(167)
Contributed capital		85,112			85,112
Contributed (distributed) capital - parent/child asset transfers		(4,268)			(4,268)
Comprehensive income (loss):
Net income (loss)			14,545		14,545
Other comprehensive income (loss), net of tax				(16,565)	(16,565)
Total comprehensive income (loss)					(2,020)
Balance, March 31, 2020	$2,000	$348,865	$294,624	$69,070	$714,559

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2018	$2,000	$213,261	$243,827	$(14,367)	$444,721
Cumulative effect of adoption of accounting changes(2)			(336)	0	(336)
Contributed capital		0			0
Contributed (distributed) capital-parent/child asset transfers		0			0
Comprehensive income (loss):
Net income (loss)			10,545		10,545
Other comprehensive income (loss), net of tax				36,812	36,812
Total comprehensive income (loss)					47,357
Balance, March 31, 2019	$2,000	$213,261	$254,036	$22,445	$491,742

(1)	Includes the impact from the adoption of ASU 2016-13. See Note 2.

(2)
Includes the impact from the adoption of ASUs 2017-08 and 2017-12. See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information.

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Cash Flows
Three Months Ended March 31, 2020 and 2019 (in thousands)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,545	$10,545
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(8,571)	(5,763)
Interest credited to policyholders’ account balances	10,191	9,053
Realized investment (gains) losses, net	(13,065)	6,110
Amortization and other non-cash items	1,063	(3,644)
Change in:
Future policy benefits	108,205	37,994
Reinsurance recoverables	(96,083)	(29,362)
Accrued investment income	(731)	(369)
Net payables to/receivables from parent and affiliates	(951)	4,328
Deferred policy acquisition costs	(12,994)	(5,032)
Income taxes	1,690	566
Derivatives, net	(251)	(596)
Other, net	1,313	(15,723)
Cash flows from (used in) operating activities	4,361	8,107
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	13,664	5,559
Equity securities	0	5
Policy loans	6,512	6,130
Ceded policy loans	(297)	(489)
Commercial mortgage and other loans	5,457	899
Other invested assets	857	259
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(28,895)	(61,694)
Equity securities	0	(50)
Policy loans	(8,623)	(5,238)
Ceded policy loans	2,474	453
Commercial mortgage and other loans	(2,198)	0
Other invested assets	(3,452)	(2,898)
Notes receivable from parent and affiliates, net	75	6,068
Derivatives, net	(416)	10
Other, net	7	(62)
Cash flows from (used in) investing activities	(14,835)	(51,048)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	136,986	137,408
Ceded policyholders’ account deposits	(91,138)	(84,766)
Policyholders’ account withdrawals	(73,651)	(77,259)
Ceded policyholders’ account withdrawals	57,603	55,068
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	106	385
Net change in all other financing arrangements (maturities 90 days or less)	(89)	0
Drafts outstanding	5,000	(10,381)
Other, net	4,518	0
Cash flows from (used in) financing activities	39,335	20,455
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,861	(22,486)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	55,924	70,441
CASH AND CASH EQUIVALENTS, END OF PERIOD	$84,785	$47,955

Significant Non-Cash Transactions

For the three months ended March 31, 2020, the Company received $85 million of non-cash assets from its parent, Pruco Life Insurance Company. There were no significant non-cash transactions for the three months ended March 31, 2019. See Note 9 for additional information.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The most significant estimates include those used in determining deferred policy acquisition costs ("DAC") and related amortization; policyholders' account balances related to the fair value of embedded derivative instruments associated with the index-linked features of certain universal life products; valuation of investments including derivatives, measurement of allowance for credit losses, and recognition of other-than-temporary impairments (“OTTI”); future policy benefits including guarantees; reinsurance recoverables; provision for income taxes and valuation of deferred tax assets; and accruals for contingent liabilities, including estimates for losses in connection with unresolved legal and regulatory matters.

COVID-19

During the first quarter of 2020, the outbreak of the novel coronavirus (“COVID-19”) has resulted in extreme stress and disruption in the global economy and financial markets, and has adversely impacted, and may continue to adversely impact, our results of operations, financial condition and cash flows. Due to the highly uncertain nature of these conditions, it is not possible to estimate the ultimate impacts at this time. The risks may have manifested, and may continue to manifest, in our financial statements in the areas of, among others, i) investments: increased risk of loss on our investments due to default or deterioration in credit quality or value; and ii) insurance liabilities and related balances: potential changes to assumptions regarding investment returns, mortality, morbidity and policyholder behavior which are reflected in our insurance liabilities and certain related balances (e.g., DAC, etc.). We cannot predict what impact the COVID-19 pandemic will ultimately have on the global economy, markets or our businesses.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of March 31, 2020, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

Adoption of ASU 2016-13

The Company adopted ASU 2016-13, and related ASUs, effective January 1, 2020 using the modified retrospective method for certain financial assets carried at amortized cost and certain off-balance sheet exposures. The modified retrospective method results in a cumulative effect adjustment to opening retained earnings. The Company adopted the guidance related to fixed maturities, available-for-sale on a prospective basis.

This ASU requires the use of a new current expected credit loss (“CECL”) model to account for expected credit losses on certain financial assets reported at amortized cost (e.g., loans held for investment, reinsurance receivables, etc.) and certain off-balance sheet credit exposures (e.g., indemnification of serviced mortgage loans and certain loan commitments). The guidance requires an entity to estimate lifetime credit losses related to such financial assets and credit exposures based on relevant information about past events, current conditions, and reasonable and supportable forecasts that may affect the collectability of the reported amounts. The standard also modifies the other-than-temporary-impairment (“OTTI”) guidance for fixed maturities, available-for-sale requiring the use of an allowance rather than a direct write-down of the investment.

The impacts of this ASU on the Company’s Financial Statements primarily include (1) A Cumulative Effect Adjustment Upon Adoption; (2) Changes to the Presentation of the Statements of Financial Position and Statements of Operations; and (3) Changes to Accounting Policies. Each of these impacts is described below. This section is meant to serve as an update to, and should be read in conjunction with, Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

(1) Cumulative Effect Adjustment Upon Adoption

Adoption of the standard resulted in a cumulative effect adjustment to opening retained earnings in the amount of $0.2 million, primarily related to commercial mortgage and other loans. The impact of adoption is not material to the following financial statement line items: income taxes receivable and other liabilities. The prospective adoption of the portions of the standard related to fixed maturities, available-for-sale resulted in no impact to opening retained earnings.

(2) Changes to the Presentation of the Statements of Financial Position and Statements of Operations

The allowance for credit losses is presented parenthetically on relevant line items in the Statements of Financial Position. In the Statements of Operations, realized investment gains (losses), net are presented on one line item and will no longer reflect the breakout of OTTI on fixed maturity securities; OTTI on fixed maturity securities transferred to other comprehensive income (“OCI”); and other realized investment gains (losses), net. The presentation of this detail in prior periods is immaterial.

(3) Changes to Accounting Policies

This section has been updated to include the changes in our accounting policies resulting from the adoption of ASU 2016-13.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Fixed maturities, available-for-sale

Fixed maturities, available-for-sale (“AFS debt securities”) are reported at fair value in the Statements of Financial Position. Interest income, and amortization of premium and accretion of discount are included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also vary based on other assumptions relating to the underlying collateral, including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of impairments recognized in earnings and OCI. For mortgage-backed and asset-backed securities rated below AA, the effective yield is adjusted prospectively for any changes in the estimated timing and amount of cash flows unless the investment is impaired. For impaired mortgage-backed and asset-backed securities rated below AA, the effective yield is adjusted prospectively only if subsequent favorable or adverse changes in expected cash flows are not reflected in the allowance for credit losses. Prior to the adoption of this standard, the effective yield was adjusted prospectively regardless of whether the investment was impaired or not.

AFS debt securities with unrealized losses are reviewed quarterly to determine whether the amortized cost basis of the security is recoverable. In evaluating whether the amortized cost basis is recoverable, the Company considers several factors including, but not limited to the extent of the decline and the reasons for the decline in value (credit events, currency or interest-rate related, including general credit spread widening), and the financial condition of the issuer.

When an AFS debt security is in an unrealized loss position and (1) the Company has the intent to sell the AFS debt security, or (2) it is more likely than not the Company will be required to sell the AFS debt security before its anticipated recovery, or (3) the Company has deemed the AFS debt security to be uncollectable, the amortized cost basis of the AFS debt security is written down to fair value and any previously recognized allowance is reversed. The impairment is reported in “Realized investment gains (losses), net.” The new cost basis is not adjusted for subsequent increases in estimated fair value.

For an AFS debt security in an unrealized loss position that does not meet these conditions, the Company analyzes its ability to recover the amortized cost by comparing the net present value of projected future cash flows (the “net present value”) with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the AFS debt security prior to impairment. The Company may use the estimated fair value of collateral, if any, as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment, an allowance for losses is recognized in earnings for the difference between amortized cost and the net present value and is limited to the difference between amortized cost and fair value of the AFS debt security. Any difference between the fair value and the net present value of the debt security at the impairment measurement date remains in “Other comprehensive income (loss).” Changes in the allowance for losses are reported in “Realized investment gains (losses), net.”

Prior to the adoption of this standard, any impairments on AFS debt securities were reported as an adjustment to the amortized cost basis of the security. Subsequent to the impairment, the AFS debt security was treated as if it were newly acquired at the date of impairment, and any increases in cash flows expected to be collected were accreted into net investment income over the life of the investment.

Commercial mortgage and other loans

Commercial mortgage and other loans are reported in the Statements of Financial Position at amortized cost net of the CECL allowance. Additionally, certain off-balance sheet credit exposures (e.g. indemnification of serviced mortgage loans, and certain unfunded mortgage loan commitments where the Company cannot unconditionally cancel the commitment) are also subject to a
CECL allowance.

The CECL allowance represents the Company’s best estimate of expected credit losses over the remaining life of the assets or off-balance sheet credit exposures. The determination of the allowance considers historical credit loss experience, current conditions, and reasonable and supportable forecasts. The allowance is calculated separately for commercial mortgage loans, agricultural mortgage loans, and other collateralized and uncollateralized loans.

For commercial mortgage and agricultural mortgage loans (and related unfunded commitments where the Company cannot unconditionally cancel the commitment), the allowance is calculated using an internally developed CECL model.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Key inputs to the CECL model include unpaid principal balances, internal credit ratings, annual expected loss factors, average lives of the loans adjusted for prepayment considerations, current and historical interest rate assumptions, and other factors influencing the Company’s view of the current stage of the economic cycle and future economic conditions. Subjective considerations include a review of whether historical loss experience is representative of current market conditions and the Company’s view of the credit cycle. Model assumptions and factors are reviewed and updated as appropriate. Information about certain key inputs is detailed below.

Key factors in determining the internal credit ratings for commercial mortgage and agricultural mortgage loans include loan-to-value and debt-service-coverage ratios. Other factors include amortization, loan term, and estimated market value growth rate and volatility for the property type and region. The loan-to-value ratio compares the carrying amount of the loan to the fair value of the underlying property or properties collateralizing the loan and is commonly expressed as a percentage. Loan-to-value ratios greater than 100% indicate that the carrying amount of the loan exceeds the collateral value. A loan-to-value ratio less than 100% indicates an excess of collateral value over the carrying amount of the loan. The debt-service-coverage ratio is a property’s net operating income as a percentage of its debt service payments. Debt-service-coverage ratios less than 1.0 times indicate that a property’s operations do not generate enough income to cover the loan’s current debt payments. A debt-service-coverage ratio greater than 1.0 times indicates an excess of net operating income over the debt service payments. The values utilized in calculating these ratios are developed as part of the Company’s periodic review of the commercial mortgage and agricultural mortgage loan portfolios, which includes an internal appraisal of the underlying collateral value. The Company’s periodic review also includes a credit re-rating process, whereby the internal credit rating originally assigned at underwriting is updated based on current loan, property and market information using a proprietary credit quality rating system. See Note 3 for additional information related to the loan-to-value ratios and debt-service-coverage ratios related to the Company’s commercial mortgage and agricultural mortgage loan portfolios. Generally, every loan is re-rated at least annually.

Annual expected loss rates are based on historical default and loss experience factors. Using average lives, the annual expected loss rates are converted into life-of-loan loss expectations.

When individual loans no longer have the credit risk characteristics of the commercial or agricultural mortgage loan pools, they are removed from the pools and are evaluated individually for an allowance. The allowance is determined based on the outstanding loan balance less the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

The CECL allowance on commercial mortgage and other loans can increase or decrease from period to period based on the factors noted above. The change in allowance is reported in “Realized investment gains (losses), net.” As it relates to unfunded commitments that are in scope of this guidance, the CECL allowance is reported in “Other liabilities”, and the change in the allowance is reported in “Realized investment gains (losses), net.”

When a commercial mortgage or other loan is deemed to be uncollectible, any allowance is reversed and a direct write-down of the carrying amount of the loan is recorded through "Realized investment gains (losses), net." The carrying amount of the loan is not adjusted for subsequent recoveries in value.

The CECL allowance for other collateralized and uncollateralized loans carried at amortized cost is determined based on probability of default and loss given default assumptions by sector, credit quality and average lives of the loans. Additions to or releases of the allowance are reported in “Realized investment gains (losses), net.”

Prior to the adoption of this standard, the impairments on commercial mortgage and other loans were collectively reviewed at a portfolio level for impairment based on probable incurred but not specifically identified losses with any such losses reflected in an allowance for credit losses. When a loan was individually identified to be impaired, the loan was individually evaluated for an allowance. Changes in these allowances were reported in “Realized investment gains (losses), net.” Additionally, an allowance for credit losses was not required on unfunded loan commitments.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Reinsurance

Reinsurance recoverables are reported on the Statements of Financial Position net of the CECL allowance. The CECL allowance considers the credit quality of the reinsurance counterparty and is generally determined based on the probability of default and loss given default assumptions, after considering any applicable collateral arrangements. The CECL allowance does not apply to reinsurance recoverables with affiliated counterparties under common control. Additions to or releases of the allowance are reported in “Policyholders’ benefits.”

Prior to the adoption of this standard, an allowance for credit losses for reinsurance recoverables was established only when it was deemed probable that a reinsurer may fail to make payments to us in a timely manner.

Other ASUs adopted during the three months ended March 31, 2020.

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
This ASU provides optional relief for certain contracts impacted by reference rate reform. The standard permits an entity to consider contract modification due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The ASU also temporarily (until December 31, 2022) allows hedge relationships to continue without de-designation upon changes due to reference rate reform.
March 12, 2020 to December 31, 2022 using the prospective method.
This ASU did not have a significant impact on the Company’s Financial Statements and Notes to the Financial Statements.
The Company made the election under ASU 2020-04 for all applicable contracts as they converted from the current reference rate to the new reference rate.

ASU issued but not yet adopted as of March 31, 2020 — ASU 2018-12

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

An entity may choose one of two adoption methods for the liability for future policy benefits: (1) a modified retrospective transition method whereby the entity will apply the amendments to contracts in force as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in Accumulated Other Comprehensive Income (loss) ("AOCI") or (2) a full retrospective transition method.
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

Amortization of DAC and other balances
Requires DAC and other balances, such as unearned revenue reserves and deferred sales inducements ("DSI"), to be amortized on a constant level basis over the expected term of the related contract, independent of expected profitability.

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

Market Risk Benefits
Requires an entity to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value, and record market risk benefit assets and liabilities separately on the Statements of Financial Position. Changes in fair value of market risk benefits are recorded in net income, except for the portion of the change that is attributable to changes in an entity’s non-performance risk ("NPR") recognized in OCI.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$14,880	$1,379	$0	$0	$16,259
Obligations of U.S. states and their political subdivisions	158,880	12,967	128	0	171,719
Foreign government bonds	69,412	3,082	661	0	71,833
U.S. public corporate securities	699,895	70,282	10,558	0	759,619
U.S. private corporate securities	225,996	5,644	4,086	0	227,554
Foreign public corporate securities	52,538	3,330	1,436	0	54,432
Foreign private corporate securities	158,866	391	12,890	0	146,367
Asset-backed securities(1)	17,841	217	407	0	17,651
Commercial mortgage-backed securities	141,288	6,300	259	0	147,329
Residential mortgage-backed securities(2)	3,881	513	12	0	4,382
Total fixed maturities, available-for-sale	$1,543,477	$104,105	$30,437	$0	$1,617,145

(1)	Includes credit-tranched securities collateralized by loan obligations and education loans.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$14,983	$1,032	$0	$16,015	$0
Obligations of U.S. states and their political subdivisions	123,505	10,172	0	133,677	0
Foreign government bonds	70,287	6,993	0	77,280	0
U.S. public corporate securities	627,880	70,167	527	697,520	0
U.S. private corporate securities	222,952	10,416	153	233,215	0
Foreign public corporate securities	53,115	4,958	80	57,993	0
Foreign private corporate securities	161,597	4,505	2,210	163,892	0
Asset-backed securities(1)	17,816	753	27	18,542	0
Commercial mortgage-backed securities	141,593	5,796	0	147,389	0
Residential mortgage-backed securities(2)	4,068	509	4	4,573	(50)
Total fixed maturities, available-for-sale	$1,437,796	$115,301	$3,001	$1,550,096	$(50)

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, and education loans.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

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

The following table sets forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the date indicated:

	March 31, 2020
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
Obligations of U.S. states and their political subdivisions	$2,743	$128	$0	$0	$2,743	$128
Foreign government bonds	11,764	661	0	0	11,764	661
U.S. public corporate securities	113,107	10,558	0	0	113,107	10,558
U.S. private corporate securities	70,767	4,086	0	0	70,767	4,086
Foreign public corporate securities	21,254	1,436	0	0	21,254	1,436
Foreign private corporate securities	99,008	7,617	27,116	5,273	126,124	12,890
Asset-backed securities	8,004	240	2,333	167	10,337	407
Commercial mortgage-backed securities	36,570	259	0	0	36,570	259
Residential mortgage-backed securities	77	12	0	0	77	12
Total fixed maturities, available-for-sale	$363,294	$24,997	$29,449	$5,440	$392,743	$30,437

The following table sets forth the fair value and gross unrealized losses on fixed maturity securities aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the date indicated:

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

As of March 31, 2020, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $26.4 million related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $4.0 million related to other than high or highest quality securities based on NAIC or equivalent rating. As of March 31, 2020, the $5.4 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, consumer non-cyclical, and transportation sectors.

As of December 31, 2019, the gross unrealized losses on fixed maturity securities were composed of $2.4 million related to “1” highest quality or “2” high quality securities based on the NAIC or equivalent rating and $0.6 million related to other than high or highest quality securities based on NAIC or equivalent rating. As of December 31, 2019, the $2.4 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, consumer on-cyclical and energy sectors.

In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at March 31, 2020. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of March 31, 2020, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	March 31, 2020
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$49,726	$50,015
Due after one year through five years	206,581	204,986
Due after five years through ten years	208,009	202,115
Due after ten years	916,151	990,667
Asset-backed securities	17,841	17,651
Commercial mortgage-backed securities	141,288	147,329
Residential mortgage-backed securities	3,881	4,382
Total fixed maturities, available-for-sale	$1,543,477	$1,617,145

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed and residential mortgage-backed securities are shown separately in the table above, as they do not have a single maturity date.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs, impairments and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$1,410	$3,256
Proceeds from maturities/prepayments	12,254	3,163
Gross investment gains from sales and maturities	24	103
Gross investment losses from sales and maturities	0	(35)
OTTI recognized in earnings(2)	N/A	(3,163)
Write-downs recognized in earnings(3)	(625)	N/A
(Addition to) release of allowance for credit losses(4)	0	N/A

(1)	Includes $0.0 million and $0.9 million of non-cash related proceeds due to the timing of trade settlements for the three months ended March 31, 2020 and 2019, respectively.

(2)
For the three months ended March 31, 2019, amounts exclude the portion of OTTI amounts remaining in OCI, representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

(3)	For the three months ended March 31, 2020, amounts represent write-downs on securities approaching maturity related to foreign exchange movements and securities actively marketed for sale.

(4)	Effective January 1, 2020, credit losses on available-for-sale fixed maturity securities are recorded within the "allowance for credit losses."

See Note 2 for additional information about the Company's methodology for developing our allowance and expected losses.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of March 31, 2020.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income,” was $(0.5) million and $0.2 million during the three months ended March 31, 2020 and 2019, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	March 31, 2020		December 31, 2019
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$47,370	34.0%	$47,568	33.2%
Hospitality	14,160	10.2	14,266	10.0
Industrial	16,111	11.6	18,907	13.2
Office	23,180	16.7	24,035	16.7
Other	18,752	13.5	18,853	13.2
Retail	16,095	11.6	16,174	11.3
Total commercial mortgage loans	135,668	97.6	139,803	97.6
Agricultural property loans	3,389	2.4	3,460	2.4
Total commercial mortgage and agricultural property loans by property type	139,057	100.0%	143,263	100.0%
Allowance for credit losses	(442)		(165)
Total commercial mortgage and other loans	$138,615		$143,098

As of March 31, 2020, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in New York (13%), Texas (11%) and Florida (10%)) and included loans secured by properties in Europe (10%).

The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Balance at December 31, 2018	$150	$1	$151
Addition to (release of) allowance for credit losses	14	0	14
Balance at December 31, 2019	164	1	165
Cumulative effect of adoption of ASU 2016-13	204	0	204
Addition to (release of) allowance for expected losses	73	0	73
Balance at March 31, 2020	$441	$1	$442

See Note 2 for additional information about the Company's methodology for developing our allowance and expected losses.

As of March 31, 2020, the increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to the cumulative effect of adoption of ASU 2016-13.

The following table sets forth loan-to-value ratios based upon the recorded investment gross of allowance for credit losses, as of the date indicated:

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	March 31, 2020
	Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
	(in thousands)
Loan-to-Value Ratio:
Commercial mortgage loans
0%-59.99%	$0	$10,131	$0	$8,287	$9,792	$58,801	$0	$87,011
60%-69.99%	2,198	20,598	0	4,546	3,191	13,920	0	44,453
70%-79.99%	0	2,695	1,509	0	0	0	0	4,204
80% or greater	0	0	0	0	0	0	0	0
Subtotal	2,198	33,424	1,509	12,833	12,983	72,721	0	135,668
Agricultural property loans
0%-59.99%	0	0	0	0	0	3,389	0	3,389
60%-69.99%	0	0	0	0	0	0	0	0
70%-79.99%	0	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0	0
Subtotal	0	0	0	0	0	3,389	0	3,389
Total commercial mortgage and agricultural property loans
0%-59.99%	0	10,131	0	8,287	9,792	62,190	0	90,400
60%-69.99%	2,198	20,598	0	4,546	3,191	13,920	0	44,453
70%-79.99%	0	2,695	1,509	0	0	0	0	4,204
80% or greater	0	0	0	0	0	0	0	0
Total commercial mortgage and agricultural property loans	$2,198	$33,424	$1,509	$12,833	$12,983	$76,110	$0	$139,057

See Note 2 for additional information about the Company's commercial mortgage and other loans credit quality monitoring process.

The following table sets forth certain key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the date indicated:

	December 31, 2019
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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	March 31, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$135,668	$0	$0	$0	$135,668	$0
Agricultural property loans	3,389	0	0	0	3,389	0
Total	$139,057	$0	$0	$0	$139,057	$0

(1)	As of March 31, 2020, there were no loans in this category accruing interest.

(2)
For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

	December 31, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$139,803	$0	$0	$0	$139,803	$0
Agricultural property loans	3,460	0	0	0	3,460	0
Total	$143,263	$0	$0	$0	$143,263	$0

(1)	As of December 31, 2019, there were no loans in this category accruing interest.

(2)
For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

There were no loans on non-accrual status with related allowance for credit losses which recognized interest income for the three months ended March 31, 2020.

For the three months ended March 31, 2020 and 2019, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	March 31, 2020	December 31, 2019
	(in thousands)
Company’s investment in separate accounts	$3,411	$3,418
LPs/LLCs:
Equity method:
Private equity	30,028	26,609
Hedge funds	29,238	30,629
Real estate-related	4,234	4,154
Subtotal equity method	63,500	61,392
Fair value:
Private equity	769	774
Hedge funds	76	78
Real estate-related	2,537	2,490
Subtotal fair value	3,382	3,342
Total LPs/LLCs	66,882	64,734
Derivative instruments	34,068	21,384
Total other invested assets	$104,361	$89,536

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the date indicated:

March 31, 2020
(in thousands)

Fixed maturities	$14,006
Equity securities	92
Commercial mortgage and other loans	384
Policy loans	5,735
Short-term investments and cash equivalents	53
Total accrued investment income	$20,270

There were no write-downs on accrued investment income for the three months ended March 31, 2020.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Fixed maturities, available-for-sale	$14,162	$13,558
Fixed maturities, trading	121	77
Equity securities	91	91
Commercial mortgage and other loans	1,402	1,177
Policy loans	2,876	2,734
Other invested assets	(1,045)	1,682
Short-term investments and cash equivalents	303	280
Gross investment income	17,910	19,599
Less: investment expenses	(945)	(858)
Net investment income	$16,965	$18,741

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Fixed maturities(1)	$(601)	$(3,095)
Commercial mortgage and other loans	(73)	12
LPs/LLCs	(60)	11
Derivatives	13,871	(3,044)
Short term investments and cash equivalents	(72)	6
Realized investment gains (losses), net	$13,065	$(6,110)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

(1)	Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	March 31, 2020	December 31, 2019
	(in thousands)
Fixed maturity securities, available-for-sale — with OTTI(1)	$ N/A	$51
Fixed maturity securities, available-for-sale — all other(1)	N/A	112,249
Fixed maturity securities, available-for-sale with an allowance	0	N/A
Fixed maturity securities, available-for-sale without an allowance	73,668	N/A
Derivatives designated as cash flow hedges(2)	19,204	3,193
Affiliated notes	400	480
Other investments	611	66
Net unrealized gains (losses) on investments	$93,883	$116,039

(1)	Effective January 1, 2020, per ASU 2016-13, fixed maturity securities, available-for-sale are no longer required to be disclosed “with OTTI” and “all other.”

(2)	For more information on cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of March 31, 2020 and December 31, 2019, the Company had no repurchase agreements.

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	March 31, 2020			December 31, 2019
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
Foreign public corporate securities	$2,587	$0	$2,587	$2,481	$0	$2,481
Total cash collateral for loaned securities(1)	$2,587	$0	$2,587	$2,481	$0	$2,481

(1)	The Company did not have any agreements with remaining contractual maturities greater than thirty days, as of the dates indicated.

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

Other types of financial contracts that the Company accounts for as derivatives include:
•Embedded derivatives

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

For detailed information on these contracts and the related strategies, see Note 4 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

	March 31, 2020			December 31, 2019
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$133,301	$20,008	$0	$131,212	$4,653	$(1,504)
Total Derivatives Designated as Hedge Accounting Instruments:	$133,301	$20,008	$0	$131,212	$4,653	$(1,504)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$32,075	$5,023	$(365)	$32,075	$3,005	$(5)
Credit
Credit Default Swaps	0	0	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	33,224	6,508	0	33,224	2,691	(579)
Foreign Currency
Foreign Currency Forwards	2,010	54	0	1,858	0	(36)
Equity
Equity Options	399,950	3,652	(1,198)	379,350	24,064	(10,919)
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	$467,259	$15,237	$(1,563)	$446,507	$29,760	$(11,539)
Total Derivatives(1)(2)	$600,560	$35,245	$(1,563)	$577,719	$34,413	$(13,043)

(1)
Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $1,869 million and $761 million as of March 31, 2020 and December 31, 2019, respectively included in “Future policy benefits” and $124 million and $134 million as of March 31, 2020 and December 31, 2019, respectively included in “Policyholders’ account balances". The fair value of the related reinsurance, included in "Reinsurance recoverables" or "Other liabilities" was an asset of $1,869 million and $761 million as of March 31, 2020 and December 31, 2019, respectively.

(2)	Recorded in "Other invested assets" and "Payables to parent and affiliates" on the Unaudited Interim Statements of Financial Position.

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

	March 31, 2020
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$35,245	$(1,177)	$34,068	$(34,068)	$0
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$35,245	$(1,177)	$34,068	$(34,068)	$0
Offsetting of Financial Liabilities:
Derivatives(1)	$1,563	$(1,563)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$1,563	$(1,563)	$0	$0	$0

	December 31, 2019
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$34,413	$(13,029)	$21,384	$(21,384)	$0
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$34,413	$(13,029)	$21,384	$(21,384)	$0
Offsetting of Financial Liabilities:
Derivatives(1)	$13,043	$(13,043)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$13,043	$(13,043)	$0	$0	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 9. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

	Three Months Ended March 31, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$26	$478	$1,005	$16,011
Total cash flow hedges	26	478	1,005	16,011
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,839	0	0	0
Currency	73	0	0	0
Currency/Interest Rate	4,527	0	19	0
Credit	0	0	0	0
Equity	(10,384)	0	0	0
Embedded Derivatives	17,790	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	13,845	0	19	0
Total	$13,871	$478	$1,024	$16,011

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(10)	$398	$(209)	$(217)
Total cash flow hedges	(10)	398	(209)	(217)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	509	0	0	0
Currency	6	0	0	0
Currency/Interest Rate	110	0	(2)	0
Credit	(1)	0	0	0
Equity	4,140	0	0	0
Embedded Derivatives	(7,798)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	(3,034)	0	(2)	0
Total	$(3,044)	$398	$(211)	$(217)

(1)	Net change in AOCI.

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2019	$3,193
Amount recorded in AOCI
Currency/Interest Rate	17,520
Total amount recorded in AOCI	17,520
Amount reclassified from AOCI to income
Currency/Interest Rate	(1,509)
Total amount reclassified from AOCI to income	(1,509)
Balance, March 31, 2020	$19,204
.
The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using March 31, 2020 values, it is estimated that a pre-tax gain of $1.9 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending March 31, 2021.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Credit Derivatives

The Company has no exposure from credit derivative positions where it has written or purchased credit protection as of March 31, 2020 and December 31, 2019.

Credit Risk

The Company is exposed to losses in the event of non-performance by a counterparty to financial derivative transactions with a positive fair value. The Company manages credit risk by entering into derivative transactions with its affiliate, Prudential Global Funding LLC (“PGF”), related to its over-the-counter ("OTC") derivatives. PGF, in turn, manages its credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreement, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single-party credit exposures which are subject to periodic management review.

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

For a discussion of the Company's valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 5 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	As of March 31, 2020
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$16,259	$0	$0	$16,259
Obligations of U.S. states and their political subdivisions	0	171,719	0	0	171,719
Foreign government bonds	0	71,833	0	0	71,833
U.S. corporate public securities	0	759,619	0	0	759,619
U.S. corporate private securities	0	227,259	295	0	227,554
Foreign corporate public securities	0	54,432	0	0	54,432
Foreign corporate private securities	0	128,388	17,979	0	146,367
Asset-backed securities(2)	0	17,651	0	0	17,651
Commercial mortgage-backed securities	0	147,329	0	0	147,329
Residential mortgage-backed securities	0	4,382	0	0	4,382
Subtotal	0	1,598,871	18,274	0	1,617,145
Fixed maturities, trading	0	11,684	0	0	11,684
Equity securities	0	197	6,840	0	7,037
Cash equivalents	0	80,817	0	0	80,817
Other invested assets(3)	0	35,245	0	(1,177)	34,068
Reinsurance recoverables	0	0	1,868,539	0	1,868,539
Receivables from parent and affiliates	0	2,277	0	0	2,277
Subtotal excluding separate account assets	0	1,729,091	1,893,653	(1,177)	3,621,567
Separate account assets(4)(5)	0	11,883,558	0	0	11,883,558
Total assets	$0	$13,612,649	$1,893,653	$(1,177)	$15,505,125
Future policy benefits(6)	$0	$0	$1,868,539	$0	$1,868,539
Policyholders' account balances	0	0	123,608	0	123,608
Payables to parent and affiliates	0	1,563	0	(1,563)	0
Total liabilities	$0	$1,563	$1,992,147	$(1,563)	$1,992,147

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	As of December 31, 2019
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$16,015	$0	$0	$16,015
Obligations of U.S. states and their political subdivisions	0	133,677	0	0	133,677
Foreign government bonds	0	77,280	0	0	77,280
U.S. corporate public securities	0	697,520	0	0	697,520
U.S. corporate private securities	0	232,903	312	0	233,215
Foreign corporate public securities	0	57,993	0	0	57,993
Foreign corporate private securities	0	163,026	866	0	163,892
Asset-backed securities(2)	0	18,542	0	0	18,542
Commercial mortgage-backed securities	0	147,389	0	0	147,389
Residential mortgage-backed securities	0	4,573	0	0	4,573
Subtotal	0	1,548,918	1,178	0	1,550,096
Fixed maturities, trading	0	13,700	0	0	13,700
Equity securities	0	207	7,305	0	7,512
Cash equivalents	0	55,896	0	0	55,896
Other invested assets(3)	0	34,413	0	(13,029)	21,384
Reinsurance recoverables	0	0	760,558	0	760,558
Receivables from parent and affiliates	0	2,433	0	0	2,433
Subtotal excluding separate account assets	0	1,655,567	769,041	(13,029)	2,411,579
Separate account assets(4)(5)	0	13,927,275	0	0	13,927,275
Total assets	$0	$15,582,842	$769,041	$(13,029)	$16,338,854
Future policy benefits(6)	$0	$0	$760,558	$0	$760,558
Policyholders' account balances	0	0	133,793	0	133,793
Payables to parent and affiliates	0	13,043	0	(13,043)	0
Total liabilities	$0	$13,043	$894,351	$(13,043)	$894,351

(1)	“Netting” amounts represent cash collateral of $0.4 million and $0.0 million as of March 31, 2020 and December 31, 2019, respectively.

(2)	Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(3)
Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. At March 31, 2020 and December 31, 2019, the fair values of such investments were $3.4 million and $3.3 million, respectively.

(4)
Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). At March 31, 2020 and December 31, 2019, the fair value of such investments was $1,695 million and $1,977 million, respectively.

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

(6)
As of March 31, 2020, the net embedded derivative liability position of $1,869 million includes $14 million of embedded derivatives in an asset position and $1,883 million of embedded derivatives in a liability position. As of December 31, 2019, the net embedded derivative liability position of $761 million includes $60 million of embedded derivatives in an asset position and $821 million of embedded derivatives in a liability position.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of March 31, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$18,274	Discounted cash flow	Discount rate	2.90%	2.99%	2.95%	Decrease
Reinsurance recoverables	$1,868,539	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(3)	$1,868,539	Discounted cash flow	Lapse rate(5)	1%	18%		Decrease
			Spread over LIBOR(6)	1.40%	2.02%		Decrease
			Utilization rate(7)	43%	97%		Increase
			Withdrawal rate			See table footnote (8) below.
			Mortality rate (9)	0%	15%		Decrease
			Equity volatility curve	18%	33%		Increase
Policyholders' account balances(4)	$123,608	Discounted cash flow	Lapse rate(5)	1%	6%		Decrease
			Spread over LIBOR(6)	1.40%	2.02%		Decrease
			Mortality rate (9)	0%	24%		Decrease
			Equity volatility curve	25%	50%		Increase

	As of December 31, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Reinsurance recoverables	$760,558	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(3)	$760,558	Discounted cash flow	Lapse rate(5)	1%	18%		Decrease
			Spread over LIBOR(6)	0.10%	1.23%		Decrease
			Utilization rate(7)	43%	97%		Increase
			Withdrawal rate	See table footnote(8) below.
			Mortality rate(9)	0%	15%		Decrease
			Equity volatility curve	13%	23%		Increase
Policyholders' account balances(4)	$133,793	Discounted cash flow	Lapse rate(5)	1%	6%		Decrease
			Spread over LIBOR(6)	0.10%	1.23%		Decrease
			Mortality rate (9)	0%	24%		Decrease
			Equity volatility curve	10%	23%		Increase

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

(2)	Includes assets classified as fixed maturities available-for-sale.

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

(8)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of both March 31, 2020 and December 31, 2019, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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
Corporate Securities - The rate used to discount future cash flows reflects current risk-free rates plus credit and liquidity spread requirements that market participants would use to value an asset. The discount rate may be influenced by many factors, including market cycles, expectations of default, collateral, term, and asset complexity. Each of these factors can influence discount rates, either in isolation, or in response to other factors. During weaker economic cycles, as the expectations of default increases, credit spreads widen, which results in a decrease in fair value.
Future Policy Benefits – The Company expects efficient benefit utilization and withdrawal rates to generally be correlated with lapse rates. However, behavior is highly dependent on the facts and circumstances surrounding the individual contractholder, such as their liquidity needs or tax situation, which could drive lapse behavior independent of other contractholder behavior assumptions. To the extent more efficient contractholder behavior results in greater in-the-moneyness at the contract level, lapse rates may decline for those contracts. Similarly, to the extent that increases in equity volatility are correlated with overall declines in the capital markets, lapse rates may decline as contracts become more in-the-money.
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$1,178	$(1,774)	$0	$(860)	$0	$0	$0	$19,730	$0	$18,274	$(1,769)
Structured securities(4)	0	0	0	0	0	0	0	0	0	0	0
Other assets:
Equity securities	7,305	(465)	0	0	0	0	0	0	0	6,840	(465)
Reinsurance recoverables	760,558	1,081,663	26,318	0	0	0	0	0	0	1,868,539	1,089,808
Liabilities:
Future policy benefits	(760,558)	(1,081,663)	0	0	(26,318)	0	0	0	0	(1,868,539)	(1,089,808)
Policyholders' account balances(5)	(133,793)	16,940	0	0	(6,755)	0	0	0	0	(123,608)	17,660

	Three Months Ended March 31, 2020
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)(6)
	(in thousands)
Fixed maturities, available-for-sale	$32	$0	$(1,814)	$8	$0	$0	$(1,769)
Other assets:
Equity securities	0	(465)	0	0	0	(465)	0
Reinsurance recoverables	1,081,663	0	0	0	1,089,808	0	0
Liabilities:
Future policy benefits	(1,081,663)	0	0	0	(1,089,808)	0	0
Policyholders' account balances	16,940	0	0	0	17,660	0	0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$2,882	$(786)	$248	$0	$0	$0	$0	$0	$0	$2,344	$(3,163)
Structured securities(4)	0	432	0	0	0	(68)	0	24,960	0	25,324	0
Other assets:
Equity securities	6,622	(46)	0	0	0	0	0	0	0	6,576	(46)
Reinsurance recoverables	488,825	59,790	22,502	0	0	0	0	0	0	571,117	63,207
Liabilities:
Future policy benefits	(488,825)	(59,790)	0	0	(22,502)	0	0	0	0	(571,117)	(63,207)
Policyholders' account balances(5)	(1,949)	(4,677)	0	0	0	(903)	0	0	0	(7,529)	(4,677)

	Three Months Ended March 31, 2019
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(3,163)	$0	$2,800	$9	$(3,163)	$0
Other assets:
Equity securities	0	(46)	0	0	0	(46)
Reinsurance recoverables	59,790	0	0	0	63,207	0
Liabilities:
Future policy benefits	(59,790)	0	0	0	(63,207)	0
Policyholders' account balances	(4,677)	0	0	0	(4,677)	0

(1)
Realized investment gains (losses) on future policy benefits and reinsurance recoverables primarily represent the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts.

(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(3)	Includes U.S. corporate private and foreign corporate private securities.

(4)	Includes asset-backed, commercial mortgage-backed and residential mortgage-backed securities.

(5)	Issuances and settlements for Policyholders' account balances are presented net in the rollforward.

(6)
Effective January 1, 2020, the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period were added prospectively due to adoption of ASU 2018-13. Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.

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

	March 31, 2020
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$142,392	$142,392	$138,615
Policy loans	0	0	214,072	214,072	214,072
Cash and cash equivalents	3,968	0	0	3,968	3,968
Accrued investment income	0	20,270	0	20,270	20,270
Reinsurance recoverables	0	0	26,782	26,782	26,459
Receivables from parent and affiliates	0	30,752	0	30,752	30,752
Other assets	0	3,336	0	3,336	3,336
Total assets	$3,968	$54,358	$383,246	$441,572	$437,472
Liabilities:
Policyholders’ account balances - investment contracts	$0	$200,764	$40,270	$241,034	$240,710
Cash collateral for loaned securities	0	2,587	0	2,587	2,587
Short-term debt to affiliates	0	0	0	0	0
Payables to parent and affiliates	0	24,369	0	24,369	24,369
Other liabilities	0	56,660	0	56,660	56,660
Total liabilities	$0	$284,380	$40,270	$324,650	$324,326

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2019
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$148,855	$148,855	$143,098
Policy loans	0	0	211,986	211,986	211,986
Cash and cash equivalents	28	0	0	28	28
Accrued investment income	0	19,539	0	19,539	19,539
Reinsurance recoverables	0	0	26,400	26,400	26,286
Receivables from parent and affiliates	0	30,387	0	30,387	30,387
Other assets	0	3,071	0	3,071	3,071
Total assets	$28	$52,997	$387,241	$440,266	$434,395
Liabilities:
Policyholders’ account balances - investment contracts	$0	$192,239	$40,475	$232,714	$232,600
Cash collateral for loaned securities	0	2,481	0	2,481	2,481
Short-term debt to affiliates	0	89	0	89	89
Payables to parent and affiliates	0	24,958	0	24,958	24,958
Other liabilities	0	41,310	0	41,310	41,310
Total liabilities	$0	$261,077	$40,475	$301,552	$301,438

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Reinsurance amounts included in the Company’s Unaudited Interim Statements of Financial Position as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Reinsurance recoverables(1)	$4,395,263	$3,200,642
Policy loans	(20,999)	(18,627)
Deferred policy acquisition costs	(708,175)	(736,575)
Deferred sales inducements	(41,277)	(47,423)
Other assets	16,105	16,540
Other liabilities	90,634	93,557

(1)	Includes $1.5 million and $3.9 million of unaffiliated activity as of March 31, 2020 and December 31, 2019, respectively.

The reinsurance recoverables by counterparty are broken out below:

	March 31, 2020	December 31, 2019
	(in thousands)
Prudential Insurance	$2,378,044	$1,245,450
PAR U	1,063,890	1,027,304
PARCC	471,159	458,441
PAR Term	225,080	219,757
Term Re	199,569	190,633
DART	42,852	38,651
Pruco Life	13,205	16,428
Unaffiliated	1,464	3,978
Total reinsurance recoverables	$4,395,263	$3,200,642

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, were as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Premiums:
Direct	$64,633	$63,014
Ceded	(59,439)	(59,676)
Net premiums	5,194	3,338
Policy charges and fee income:
Direct	109,072	93,620
Ceded(1)	(85,103)	(73,771)
Net policy charges and fee income	23,969	19,849
Net investment income:
Direct	17,192	18,909
Ceded	(227)	(168)
Net investment income	16,965	18,741
Asset administration fees:
Direct	9,725	8,879
Ceded	(8,160)	(7,536)
Net asset administration fees	1,565	1,343
Realized investment gains (losses), net:
Direct	(1,069,448)	(62,843)
Ceded	1,082,513	56,733
Realized investment gains (losses), net	13,065	(6,110)
Policyholders’ benefits (including change in reserves):
Direct	131,286	72,028
Ceded(2)	(114,600)	(62,051)
Net policyholders’ benefits (including change in reserves)	16,686	9,977
Interest credited to policyholders’ account balances:
Direct	22,258	15,217
Ceded	(12,067)	(6,164)
Net interest credited to policyholders’ account balances	10,191	9,053
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(75,533)	(39,502)

(1)	Includes $0.0 million of unaffiliated activity at both three months ended March 31, 2020 and 2019.

(2)	Includes $1 million and $0.9 million of unaffiliated activity for the three months ended March 31, 2020 and 2019, respectively.

The gross and net amounts of life insurance face amount in force as of March 31, 2020 and 2019 were as follows:

	2020	2019
	(in thousands)
Direct gross life insurance face amount in force	$149,522,280	$143,145,835
Reinsurance ceded	(136,956,945)	(130,509,208)
Net life insurance face amount in force	$12,565,335	$12,636,627

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Information regarding significant affiliated reinsurance agreements is described below.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. Effective July 1, 2017, this agreement was terminated for certain new business, primarily Universal Life business, and such business was reinsured to Pruco Life under a yearly renewable term reinsurance agreement. As of January 1, 2020, the remaining portions of new business (specifically Term policies) ceased being reinsured by the Company to Prudential Insurance, and a separate yearly renewable term reinsurance agreement was established with Pruco Life for Term policies. Effective April 1, 2016, the Company entered into a reinsurance agreement with Prudential Insurance to reinsure its variable annuity base contracts, along with the living benefit guarantees.

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

Pruco Life

Effective July 1, 2017, the Company entered into a yearly renewable term reinsurance agreement with Pruco Life for new business, primarily covering Universal Life policies. Effective January 1, 2020, the Company entered in a similar yearly renewable term reinsurance agreement with Pruco Life for new business relating to Term policies. Under these agreements the majority of all mortality risk is ceded to Pruco Life. The Company also reinsures certain Corporate Owned Life Insurance (“COLI”) policies with Pruco Life. Through March 31, 2016, the Company reinsured Prudential Defined Income ("PDI") living benefit guarantees with Pruco Life. Effective April 1, 2016, the Company recaptured PDI living benefit guarantees from Pruco Life and reinsured them, together with the related variable annuity base contracts, with Prudential Insurance.

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

The Company's income tax provision amounted to an income tax expense of $1.7 million, or 10.47% of income (loss) from operations before income taxes in the first three months of 2020, compared to an income tax expense of $0.6 million, or 5.19%, in the first three months of 2019. The Company’s current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law. The CARES Act includes temporary changes to income tax laws, some of which were enacted under the Tax Cuts and Jobs Act in 2017. For interim reporting, income tax effects of new legislation are recognized in the interim period which includes the enactment date. One of the key provisions is to allow companies with net operating losses originating in 2018, 2019 or 2020 to carry back those losses for five years. However, this provision is elective and the Company is still in the process of evaluating the temporary tax law changes and its overall effect, including the sequencing of and interaction between its provisions and other federal tax laws. As a result, the tax provision for the first quarter of 2020 does not include any estimate for the impact of these changes.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

8.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the three months ended March 31, 2020 and 2019, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2019	$(981)	$86,616	$85,635
Change in OCI before reclassifications	(1)	(20,060)	(20,061)
Amounts reclassified from AOCI	0	(908)	(908)
Income tax benefit (expense)	0	4,404	4,404
Balance, March 31, 2020	$(982)	$70,052	$69,070

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2018	(989)	$(13,378)	$(14,367)
Change in OCI before reclassifications	0	43,324	43,324
Amounts reclassified from AOCI	0	3,274	3,274
Income tax benefit (expense)	0	(9,786)	(9,786)
Balance, March 31, 2019	$(989)	$23,434	$22,445

(1)
Includes cash flow hedges of $19 million and $3 million as of March 31, 2020 and December 31, 2019, respectively, and $2 million and $2 million as of March 31, 2019 and December 31, 2018, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/ Interest rate(3)	$1,509	$(179)
Net unrealized investment gains (losses) on available-for-sale securities	(601)	(3,095)
Total net unrealized investment gains (losses)(4)	908	(3,274)
Total reclassifications for the period	$908	$(3,274)

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/ benefits reclassified out of AOCI. Negative amounts indicate losses/ costs reclassified out of AOCI.

(3)	See Note 4 for additional information on cash flow hedges.

(4)
See table below for additional information on unrealized investment gains (losses), including the impact on DAC and other costs, future policy benefits, policyholders’ account balances and other liabilities.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on available-for-sale fixed maturity securities and certain other invested assets and other assets are included in the Company’s Unaudited Interim Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from OCI those items that are included as part of “Net income” for a period that had been part of OCI in earlier periods. The amounts for the periods indicated below, split between amounts related to available-for-sale fixed maturity securities on which an allowance for credit losses has been recognized, and all other net unrealized investment gains (losses), are as follows:

Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on which an allowance for credit losses has been recognized

	Net Unrealized Gains (Losses) on Investments	DAC and Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(3)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2019(1)	$0	$0	$0	$0	$0
Net investment gains (losses) on investments arising during the period	0	0	0	0	0
Reclassification adjustment for (gains) losses included in net income	0	0	0	0	0
Increase (decrease) due to non-credit related losses recognized in AOCI during the period	0	0	0	0	0
Impact of net unrealized investment (gains) losses on DAC and other costs	0	18	0	(4)	14
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	108	(23)	85
Balance, March 31, 2020	$0	$18	$108	$(27)	$99

(1)	Allowance for credit losses on available-for-sale fixed maturity securities effective January 1, 2020.

(2)	"Other costs" primarily includes reinsurance recoverables and deferred reinsurance losses.

(3)	"Other liabilities" primarily includes reinsurance payables.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	DAC and Other Costs(3)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(4)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2019(2)	$116,039	$8,973	$(15,373)	$(23,023)	$86,616
Net investment gains (losses) on investments arising during the period	(21,248)	0	0	4,464	(16,784)
Reclassification adjustment for (gains) losses included in net income	(908)	0	0	191	(717)
Reclassification due to allowance for credit losses recorded during the period	0	0	0	0	0
Impact of net unrealized investment (gains) losses on DAC and other costs	0	7,098	0	(1,492)	5,606
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	(6,036)	1,268	(4,768)
Balance, March 31, 2020	$93,883	$16,071	$(21,409)	$(18,592)	$69,953

(1)	Includes cash flow hedges. See Note 4 for information on cash flow hedges.

(2)	Includes net unrealized gains (losses) for which an OTTI loss had been previously recognized.

(3)	"Other costs" primarily includes reinsurance recoverables and deferred reinsurance losses.

(4)	"Other liabilities" primarily includes reinsurance payables.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.0 million for both the three months ended March 31, 2020 and 2019. The expense charged to the Company for the deferred compensation program was $0.3 million for both the three months ended March 31, 2020 and 2019.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $0.6 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.7 million for both the three months ended March 31, 2020 and 2019.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $0.2 million for both the three months ended March 31, 2020 and 2019.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $17 million and $19 million for the three months ended March 31, 2020 and 2019, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $2 million for both the three months ended March 31, 2020 and 2019.

Corporate-Owned Life Insurance

The Company has sold three Corporate-Owned Life Insurance ("COLI") policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $2,374 million at March 31, 2020 and $2,743 million at December 31, 2019. Fees related to these COLI policies were $8 million and $7 million for the three months ended March 31, 2020 and 2019, respectively. The Company retains 10% of the mortality risk associated with these COLI policies up to $0.1 million per individual policy.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $0.6 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $36 million and $35 million as of March 31, 2020 and December 31, 2019, respectively. "Net investment income" related to these ventures includes a loss of $1.7 million and a gain of $1.4 million for the three months ended March 31, 2020 and 2019, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $8 million for both the three months ended March 31, 2020 and 2019. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $1 million for both the three months ended March 31, 2020 and 2019. These revenues are recorded as “Asset administration fees” in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at March 31, 2020 and December 31, 2019 were as follows:

	Maturity Dates			Interest Rates			March 31, 2020	December 31, 2019
							(in thousands)
U.S. dollar fixed rate notes	2026	-	2027	0.00%	-	14.85%	2,277	2,433
Total notes receivable - affiliated(1)							$2,277	$2,433

(1)	All notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

The affiliated notes receivable shown above are classified as available-for-sale securities and other trading assets carried at fair value. The Company monitors the internal and external credit ratings of these loans and loan performance. The Company also considers any guarantees made by Prudential Insurance for loans due from affiliates.

Accrued interest receivable related to these loans was $0.0 million at both March 31, 2020 and December 31, 2019 and is included in “Other assets”. Revenues related to these assets were $0 million for both the three months ended March 31, 2020 and 2019, and are included in “Other income”.

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the three months ended March 31, 2020 and for the year ended December 31, 2019.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
Prudential Annuities Life Assurance Corporation	April 2019	Sale	Equity Securities	$3,293	$2,995	$0	$298

Debt Agreements

The Company is authorized to borrow funds up to $200 million from affiliates to meet its capital and other funding needs. As of March 31, 2020 there was no debt outstanding. The short-term debt was $0.1 million as of December 31, 2019.

The total interest expense to the Company related to loans payable to affiliates was $0.0 million for both the three months ended March 31, 2020 and 2019.

Contributed Capital and Dividends

In March 2020, the Company receive a capital contribution in the amount of $85 million from Pruco Life. In December 2019, the Company received a capital contribution in the amount of $60 million from Pruco Life.

Through March of 2020, the Company did not pay any dividends. In 2019, the Company did not pay any dividends to Pruco Life.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Reinsurance with Affiliates

As discussed in Note 6, the Company participates in reinsurance transactions with certain affiliates.

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans. As of March 31, 2020 and December 31, 2019, the outstanding balances on these commitments were $2 million and $4 million, respectively. The above amount includes unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was a reduction to the allowance for credit losses of $0.0 million for the three months ended March 31, 2020. The Company has made commitments to purchase or fund investments, mostly private fixed maturities. As of March 31, 2020 and December 31, 2019, $39 million and $48 million, respectively, of these commitments were outstanding. The above amount includes unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for the three months ended March 31, 2020.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of March 31, 2020, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $10 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

For a discussion of the Company's litigation and regulatory matters, see Note 14 to the Company's Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. There are no material developments in previously reported matters disclosed as of December 31, 2019.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of March 31, 2020, compared with December 31, 2019, and its results of operations for the three months ended March 31, 2020 and 2019. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as well as the statements under “Forward-Looking Statements”, the "Risk Factors" section and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company sells variable annuities, universal life insurance, variable life insurance and term life insurance in New Jersey and New York only and sells such products primarily through affiliated and unaffiliated distributors.

COVID-19
During the first quarter of 2020, the outbreak of the 2019 novel coronavirus (“COVID-19”) created extreme stress and disruption in the global economy and financial markets and elevated mortality and morbidity experience for the global population. These events impacted our results of operations in the current period and are expected to drive future impacts to our results of operations. The Company has taken several measures to manage the impacts of this crisis. The actual and expected impacts of these events and other items are included in the following update:

•
Outlook. We expect COVID-19 to drive elevated levels of mortality, resulting in increased life insurance claims in the near-term. We have taken pricing and product actions to ensure we realize appropriate returns for the current economic environment, and to diversify our product mix to further limit our sensitivity to interest rates, while maintaining a solid value proposition for our customers. In addition, while our distribution platforms include a suite of digital, hybrid advisory, and in-person advisory options, mandated social distancing has limited in-person engagement between customers and advisors. Collectively, we expect the product actions we have taken and the constrained distribution environment to adversely impact our sales prospects in the near-term.

•
Results of Operations. For the three months ended March 31, 2020 we reported a net gain of $15 million, as unfavorable financial market conditions impacted our reported results. See “Results of Operations” for a discussion of first quarter results.

•
Liquidity. The impact of COVID-19 and related market dislocations could strain our existing liquidity and cause us to increase the use of our alternative sources of liquidity, which could result in increased financial leverage on our balance sheet and negatively impact our credit and financial strength ratings or ratings outlooks. See “Liquidity and Capital Resources-Liquidity” for a discussion of our liquidity.

•
Capital Resources. Market conditions could negatively impact our statutory capital and constrain our overall capital flexibility. Continued adverse market conditions could require us to take additional management actions to maintain capital consistent with our ratings objectives, which may include redeploying financial resources from internal sources or, if markets continue to decline, using available affiliate sources of capital or seeking additional sources. See “Liquidity and Capital Resources-Capital” for a discussion of our capital resources.

•
Risk Factors. The COVID-19 pandemic has adversely impacted our results of operations, financial position, investment portfolio, new business opportunities and operations, and these impacts are expected to continue. For additional information on the risks to our business posed by the COVID-19 pandemic, see “Risk Factors.”

•
Business Continuity. One of the main impacts of the COVID-19 pandemic has been executing our business continuity protocols to ensure our employees are safe and able to serve our customers. This included effectively transitioning the vast majority of our employees to remote work arrangements.

We believe we can sustain remote work and social distancing for an indefinite period while ensuring that critical business operations are sustained. In addition, we are managing COVID-19-related impacts on third-party provided services, and do not anticipate significant interruption in critical operations.

•
CARES Act and Other Regulatory Developments. In March 2020 Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (" the CARES Act"), which provides $2 trillion in economic stimulus to taxpayers, small businesses, and corporations through various grant and loan programs, tax provisions and regulatory relief. We are analyzing the CARES Act and its potential impact on the Company, and implementing operational changes necessary to accommodate the CARES Act.

Other governments and regulators, including the NAIC and state insurance regulators, have implemented, or are considering, a number of actions in response to the crisis, including delaying implementation of certain regulatory changes, temporarily waiving certain regulatory requirements and requiring or requesting insurers to waive premium payments and policy provisions and exclusions for certain periods of time.

The Company is not aware of any new or proposed government mandates that could materially impact the Company’s solvency or liquidity position.

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

For more information on interest rate risks, see the "Risk Factors" section and “Risk Factors—Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•	DAC and other costs, including deferred sales inducements (“DSI”);

•	Policyholder liabilities;

•	Valuation of investments, including derivatives, measurement of allowance for credit losses, and recognition of other-than-temporary impairments ("OTTI");

•	Reinsurance recoverables;

•	Taxes on income; and

•	Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, other costs and liabilities for future policy benefits for certain of our products, primarily our domestic variable annuity and variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. As of March 31, 2020, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 9.7% near-term mean reversion equity expected rate of return.

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

For a discussion of the impact that could result from changes in certain key assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Sensitivities for Insurance Assets and Liabilities” in our Annual Report on Form 10-K for the year ended December 31, 2019

Future Adoption of New Accounting Pronouncements

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the Financial Accounting Standards Board (“FASB”) on August 15, 2018 and is expected to have a significant impact on the Consolidated Financial Statements and Notes to the Consolidated Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. This ASU will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter. See Note 2 to our Unaudited Interim Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Changes in Financial Position

Total assets decreased $1.0 billion from $21.4 billion at December 31, 2019 to $20.4 billion at March 31, 2020. Significant components were:

•	Separate account assets decreased $2.3 billion primarily driven by unfavorable equity market performance and policy charges partially offset by net inflows;

Partially offset by:

•
Reinsurance recoverables increased $1.2 billion, primarily related to the variable annuity reinsured living benefit liabilities resulting from an increase in reserves related to our variable annuity living benefit guarantees driven by declining interest rates, credit spreads widening and unfavorable equity market performance, partially offset by non-performance risk spreads widening; and

•	Total investments and Cash and cash equivalents increased $0.1 billion primarily driven by term and variable life business growth.

Total liabilities decreased $1.1 billion from $20.8 billion at December 31, 2019 to $19.7 billion at March 31, 2020. Significant components were:

•	Separate account liabilities decreased $2.3 billion, corresponding to the decrease in Separate account assets, described above;

Partially offset by:

•	Future policy benefits increased $1.2 billion primarily driven by an increase in reserves related to our variable annuity living benefit guarantees, as discussed above.

Total equity increased $0.1 billion from $0.6 billion at December 31, 2019 to $0.7 billion at March 31, 2020, primarily driven by a capital contribution from Pruco Life to fund additional reserve requirements.

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Income (loss) from operations before income taxes increased $6 million from $11 million for the three months ended March 31, 2019 to $17 million for the three months ended March 31, 2020, primarily driven by Total realized investment gains/(losses), net, reflecting embedded derivative realized gains on the index-linked universal life products of as a result of unfavorable equity market performance and declining interest rates. Also contributing to the increase were higher Policy charges and fee income as a result of business growth in the life business, partially offset by higher Policyholders' benefits, Amortization of deferred policy acquisition costs, and General, administrative and other expenses.

Revenues, Benefits and Expenses

Three Months Comparison

Revenues increased $21 million from $38 million for the three months ended March 31, 2019 to $59 million for the three months ended March 31, 2020, primarily driven by $19 million in Total realized investment gains / (losses), net, reflecting embedded derivative realized gains on the index-linked universal life products as a result of unfavorable equity market performance and declining interest rates and a $4 million increase in Policy charges and fee income driven by business growth in the life business, partially offset by a $3 million decrease in Other income driven by losses on fixed maturities designated as trading.

Benefits and expenses increased $16 million from $27 million for the three months ended March 31, 2019 to $43 million for the three months ended March 31, 2020, resulting from a $7 million increase in Policyholders’ benefits primarily driven by higher reserves on index-linked universal life products as a result of unfavorable equity market performance and declining interest rates, $4 million increase in Amortization of deferred policy acquisition costs primarily driven by unfavorable equity market performance and declining interest rates and a $3 million increase in General, administrative and other expenses primarily driven by growth initiative implementation costs.

Variable Annuity Risks and Risk Mitigants

The following is a summary of certain risks associated with Individual Annuities' products, certain strategies in mitigating those risks, including any updates to those strategies since the previous year-end, and the related financial results. For a more detailed description of these items and their related accounting treatment, refer to the complete descriptions provided in our Annual Report on Form 10-K for the year ended December 31, 2019.

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected earnings is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. Prudential Financial manages our exposure to certain risks driven by capital markets fluctuations primarily through a combination of Product Design Features and an Asset Liability Management Strategy ("ALM"), as discussed below.

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

Asset Liability Management Strategy (including fixed income instruments and derivatives)

Prudential Insurance employs an ALM strategy that utilizes a combination of both traditional fixed income instruments and derivatives to help defray potential claims associated with our variable annuity living benefit guarantees. The economic liability we manage with this ALM strategy consists of expected living benefit claims under less severe market conditions, which are managed using an ALM strategy through the accumulation of fixed income and derivative instruments, and potential living benefit claims resulting from more severe market conditions, which are hedged using derivative instruments. For our Prudential Defined Income (“PDI”) variable annuity, we utilize fixed income instruments to help defray potential claims. For the portion of our ALM strategy executed with derivatives, Prudential Insurance enter into a range of exchange-traded and over-the-counter equity and interest rate derivatives, including, but not limited to: equity and treasury futures; total return and interest rate swaps; and options including equity options, swaptions, and floors and caps. The intent of this strategy is to more efficiently manage the capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to movements in capital markets. Since the ALM strategy is conducted in Prudential Insurance, the results of the strategy do not directly impact the Company's results of operations or financial condition.

Income Taxes

For information regarding income taxes, see Note 7 to the Unaudited Interim Financial Statements.

Liquidity and Capital Resources

This section supplements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include, or may include requirements (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, credit exposure reporting and credit concentration. For information on these regulatory initiatives and their potential impact on us, see “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

COVID-19 and Related Market Disruptions

During the first quarter of 2020 and continuing into the second quarter, broad market concerns over the impact of COVID-19 have led to significant volatility and disruptions in the global economy and financial markets. Given this macro environment and the global pandemic, as examined through our stress testing, in the first quarter we accelerated our product diversification strategy and repriced certain products, which are expected to support the capital position over time.

Liquidity. The Company continues to operate with significant liquid resources. Nevertheless, the impact of COVID-19 and related market dislocations could strain our existing liquidity and cause us to increase the use of our alternative sources of liquidity, which could result in increased financial leverage on our balance sheet and negatively impact our credit and financial strength ratings or ratings outlooks.

Capital. As of March 31, 2020, the Company maintained capital levels consistent with its ratings targets. However, market conditions could negatively impact the statutory capital and constrain our overall capital flexibility. Continued adverse market conditions could require us to take additional management actions to maintain capital consistent with their ratings objectives, which may include redeploying financial resources from internal sources or, if markets continue to decline, using available external sources of capital or seeking additional sources.

Liquidity and Capital Risk Management. Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon. We use a Risk Appetite Framework (“RAF”) to ensure that all risks taken by the Company aligns with our capacity and willingness to take those risks. The RAF provides a dynamic assessment of capital and liquidity stress impacts, including scenarios similar to, and more severe than, those occurring due to COVID-19, and is intended to ensure that sufficient resources are available to absorb those impacts. We believe that our capital and liquidity resources are sufficient to satisfy the capital and liquidity requirements of the Company.

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

Affiliated Captive Reinsurance Companies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Capital-Affiliated Captive Reinsurance Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion of our use of captive reinsurance companies.

Liquidity

Our liquidity is managed to ensure stable, reliable and cost-effective sources of cash flows to meet all of our obligations. Liquidity is provided by a variety of sources, as described more fully below, including portfolios of liquid assets. Our investment portfolios are integral to the overall liquidity of the Company. We use a projection process for cash flows from operations to ensure sufficient liquidity to meet projected cash outflows, including claims. The impact of Prudential Funding, LLC's ("Prudential Funding"), a wholly-owned subsidiary of Prudential Insurance, financing capacity on liquidity is considered in the internal liquidity measures of the Company.

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

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, and fixed maturities that are not designated as held-to-maturity and public equity securities. As of March 31, 2020 and December 31, 2019, the Company had liquid assets of $1,721 million and $1,627 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $85 million and $56 million as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, $1,551 million, or 96%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.

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

As of March 31, 2020, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $13.6 billion of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $12.0 billion of surplus notes was outstanding as of March 31, 2020. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2019.

As of March 31, 2020, our affiliated captive reinsurance companies had outstanding an aggregate of $2.6 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.7 billion relates to Regulation XXX reserves and approximately $1.9 billion relates to Guideline AXXX reserves. In addition, as of March 31, 2020, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $4.0 billion of surplus notes outstanding that were issued to affiliates.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of March 31, 2020, there have been no material changes in our economic exposure to market risk from December 31, 2019, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2019, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See the “Risk Factors” section and Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of March 31, 2020. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the Unaudited Interim Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our business presented by such matters, which is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our business described elsewhere in this Quarterly Report on Form 10-Q. The following should be read in conjunction with and supplements and amends the section titled “Risk Factors” in our Annual Report on Form 10-K.

The COVID-19 pandemic has resulted in extreme stress and disruption in the global economy and financial markets, and has adversely impacted, and may continue to adversely impact, our results of operations, financial condition and prospects.
During the first quarter of 2020 the COVID-19 crisis (i) caused unfavorable financial market conditions which had a substantial negative effect on reported results and market values in our investment portfolio, (ii) negatively impacted our statutory capital and constrained our overall capital flexibility primarily due to asset value declines and the need to strengthen reserves, and (iii) caused us to lower our outlook for the future, as described further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview-COVID-19.”
We cannot predict what impact the COVID-19 pandemic will ultimately have on the global economy, markets or our business. The pandemic could exacerbate existing areas of concern, such as the pace of economic growth, equity market performance, and continued low interest rates, among others. Changes in consumer spending, business investment, and government debt and spending as a result of the crisis may negatively impact our business.
These risks may have manifested, and may continue to manifest, in our business in the following areas, among others:
Investment Risk. The COVID-19 pandemic and its impact on the global economy has increased the risk of loss on our investments due to default or deterioration in credit quality or value.
Insurance Risk. We expect COVID-19 to drive elevated levels of mortality in the near-term. The COVID-19 pandemic may ultimately result in a mortality calamity, which is the risk that short-term mortality rates deviate adversely from what is expected as a result of pandemics or other disasters. Elevated losses will reduce our earnings and capital, and we may be forced to liquidate assets before maturity in order to pay the excess claims. The pandemic situation may worsen depending on the evolution of the virus’s transmissibility and virulence, effectiveness of public health measures and availability of potential vaccines and treatments. Ultimate losses would depend on several factors, including the rates of mortality and morbidity among various segments of the insured population, age distribution of associated deaths, collectability of reinsurance, performance of our investment portfolio, effect on lapses and surrenders of existing policies, as well as sales of new policies and other variables.
The pandemic may also result in a change in policyholder behavior, such as policyholders choosing to defer or stop paying insurance premiums. It may also result in a lapse calamity, which is the risk that lapse rates over the short-term deviate adversely from what is expected. For example, surrenders of cash surrender value products by customers in need of liquidity can impact our liquidity, and it may be necessary in certain market conditions to sell assets to meet surrender demands. Lapse calamity can also impact our earnings through its impact on estimated future profits.
Finally, we cannot predict whether COVID-19 will ultimately lead to longer-term deviations from the mortality, policyholder behavior or morbidity assumptions we used to price our products.
Market Risk. Continued market disruptions and volatility may further negatively impact the profitability of many of our insurance and annuity products, which depends in part on the value of the separate accounts supporting these products which can fluctuate substantially depending on market conditions. Market volatility and reduced liquidity may reduce our ability to implement asset-liability management and hedging strategies. The decline in interest rates, in particular, may result in lower investment income, higher reserve levels and other consequences.

Liquidity Risk. The impact of the COVID-19 crisis and related market dislocations could strain our existing liquidity and cause us to increase the use of our alternative sources of liquidity, which could result in increased financial leverage on our balance sheet and negatively impact our credit and financial strength ratings. Furthermore, certain sources of liquidity might not be available during times of stress, or may only be available on unfavorable terms, which can result in a decrease in our profitability and a significant reduction in our financial flexibility.
In particular, abrupt changes to interest rate, equity, and/or currency markets could lead to increased collateral requirements to counterparties, and cash demands due to severe mortality calamity, customer withdrawals or lapse events.
Operational Risk. One of the main impacts of the COVID-19 crisis has been executing our business continuity protocols to ensure our employees are safe and able to serve our customers. This included transitioning the vast majority of our employees to remote work arrangements. We have also made a number of operational changes to accommodate our customers.
In this environment, there is an elevated risk that weaknesses or failures in our business continuation plans could lead to disruption of our operations, liability to clients, exposure to disciplinary action or harm to our reputation. Furthermore, weaknesses or failures within a vendor’s business continuation plan can materially disrupt our business operations. Our information systems and those of our vendors and service providers may be more vulnerable to cyber-attacks, computer viruses or other computer related attacks, programming errors and similar disruptive problems during a business continuation event.
Strategic Risk. The COVID-19 pandemic could ultimately generate an economic downturn; higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending. In such an environment, the demand for our products and our investment returns could be materially adversely affected. In addition, we expect near-term sales to be slowed by the impact of social distancing and financial hardship on our customers.
Finally, we cannot predict what actions governments will take in response to the COVID-19 pandemic, and how any new laws, regulations, or state-sponsored programs may impact our business.

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

Pruco Life Insurance Company of New Jersey

By:	/s/ Susan M. Mann
Name:	Susan M. Mann
Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)
Date: May 14, 2020