Form 10-Q
period 2020-09-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2020-11-12
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of November 12, 2020, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding. As of such date, Pruco Life Insurance Company, an Arizona corporation, owned all of the registrant’s Common Stock.
Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey and its subsidiary. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey and its subsidiary will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) the ongoing impact of the COVID-19 pandemic on the global economy, financial markets and our business, (2) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (3) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (4) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (5) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (6) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (7) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data (d) reliance on third parties or (e) labor and employment matters; (8) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (9) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; and (13) reputational damage. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and the Annual Report on Form 10-K for the year ended December 31, 2019 for discussion of certain risks relating to our business and investment in our securities.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Financial Position
September 30, 2020 and December 31, 2019 (in thousands, except share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Fixed maturities available for sale, at fair value (amortized cost: 2020 - $1,599,264; 2019–$1,437,796)	$1,808,546	$1,550,096
Fixed maturities, trading, at fair value (amortized cost: 2020 - $17,718; 2019–$14,221)	17,857	13,700
Equity securities, at fair value (cost: 2020 - $5,065; 2019–$5,139)	8,438	7,512
Policy loans	212,519	211,986
Commercial mortgage and other loans (net of $448 and $165 allowance for credit losses at September 30, 2020 and December 31, 2019, respectively) (1)	136,705	143,098
Other invested assets (includes $29,122 and $24,726 of assets measured at fair value at September 30, 2020 and December 31, 2019, respectively)	103,429	89,536
Total investments	2,287,494	2,015,928
Cash and cash equivalents	68,360	55,924
Deferred policy acquisition costs	213,072	178,813
Accrued investment income	21,027	19,539
Reinsurance recoverables	4,116,435	3,200,642
Receivables from parent and affiliates	32,775	32,820
Income taxes receivable	0	6,268
Other assets	20,042	21,203
Separate account assets	15,887,732	15,904,208
TOTAL ASSETS	$22,646,937	$21,435,345
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$3,235,868	$2,302,959
Policyholders’ account balances	2,508,775	2,424,120
Cash collateral for loaned securities	2,731	2,481
Income taxes payable(1)	2,528	0
Short-term debt to affiliates	0	89
Payables to parent and affiliates	13,661	24,958
Other liabilities(1)	163,252	140,628
Separate account liabilities	15,887,732	15,904,208
Total liabilities	21,814,547	20,799,443
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock ($5 par value; 400,000 shares authorized, issued and outstanding)	2,000	2,000
Additional paid-in capital	348,735	268,021
Retained earnings	323,986	280,246
Accumulated other comprehensive income (loss)	157,669	85,635
Total equity	832,390	635,902
TOTAL LIABILITIES AND EQUITY	$22,646,937	$21,435,345
(1)September 30, 2020 amounts include the impacts of the January 1, 2020 adoption of ASU 2016-13. See Note 2 for details.
See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2020 and 2019 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES
Premiums	$5,586	$3,099	$15,909	$9,718
Policy charges and fee income	14,623	10,344	56,835	52,798
Net investment income	23,260	18,059	60,908	56,272
Asset administration fees	1,756	1,500	4,867	4,292
Other income	3,371	452	3,062	3,095
Realized investment gains (losses), net	2,535	2,719	8,088	(8,447)
TOTAL REVENUES	51,131	36,173	149,669	117,728
BENEFITS AND EXPENSES
Policyholders’ benefits	1,227	2,397	31,356	22,725
Interest credited to policyholders’ account balances	10,836	13,759	33,014	32,817
Amortization of deferred policy acquisition costs	6,297	3,519	13,576	10,918
General, administrative and other expenses	12,488	7,885	33,257	21,841
TOTAL BENEFITS AND EXPENSES	30,848	27,560	111,203	88,301
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	20,283	8,613	38,466	29,427
Income tax expense (benefit)	1,283	247	(5,441)	19
NET INCOME (LOSS)	$19,000	$8,366	$43,907	$29,408
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	92	(64)	133	(60)
Net unrealized investment gains (losses)	14,591	40,681	91,050	133,542
Total	14,683	40,617	91,183	133,482
Less: Income tax expense (benefit) related to other comprehensive income (loss)	3,083	8,530	19,149	28,031
Other comprehensive income (loss), net of taxes	11,600	32,087	72,034	105,451
Comprehensive income (loss)	$30,600	$40,453	$115,941	$134,859

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Equity
Three and Nine Months Ended September 30, 2020 and 2019 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2019	$2,000	$268,021	$280,246	$85,635	$635,902
Cumulative effect of adoption of accounting changes(1)			(167)		(167)
Contributed capital		85,112			85,112
Contributed (distributed) capital - parent/child asset transfers		(4,268)			(4,268)
Comprehensive income (loss):
Net income (loss)			14,545		14,545
Other comprehensive income (loss), net of tax				(16,565)	(16,565)
Total comprehensive income (loss)					(2,020)
Balance, March 31, 2020	$2,000	$348,865	$294,624	$69,070	$714,559
Contributed capital		0			0
Contributed (distributed) capital-parent/child asset transfers		(130)			(130)
Comprehensive income (loss):
Net income (loss)			10,362		10,362
Other comprehensive income (loss), net of taxes				76,999	76,999
Total comprehensive income (loss)					87,361
Balance, June 30, 2020	$2,000	$348,735	$304,986	$146,069	$801,790
Contributed capital		0			0
Contributed (distributed) capital-parent/child asset transfers		0			0
Comprehensive income (loss):
Net income (loss)			19,000		19,000
Other comprehensive income (loss), net of taxes				11,600	11,600
Total comprehensive income (loss)					30,600
Balance, September 30, 2020	$2,000	$348,735	$323,986	$157,669	$832,390

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2018	$2,000	$213,261	$243,827	$(14,367)	$444,721
Cumulative effect of adoption of accounting changes(2)			(336)		(336)
Contributed capital		0			0
Contributed (distributed) capital-parent/child asset transfers		0			0
Comprehensive income (loss):
Net income (loss)			10,545		10,545
Other comprehensive income (loss), net of tax				36,812	36,812
Total comprehensive income (loss)					47,357
Balance, March 31, 2019	$2,000	$213,261	$254,036	$22,445	$491,742
Contributed capital		0			0
Contributed (distributed) capital-parent/child asset transfers		0			0
Comprehensive income (loss):
Net income (loss)			10,497		10,497
Other comprehensive income (loss), net of tax				36,552	36,552
Total comprehensive income (loss)					47,049
Balance, June 30, 2019	$2,000	$213,261	$264,533	$58,997	$538,791
Contributed capital		0			0
Contributed (distributed) capital-parent/child asset transfers		0			0
Comprehensive income (loss):
Net income (loss)			8,366		8,366
Other comprehensive income (loss), net of tax				32,087	32,087
Total comprehensive income (loss)					40,453
Balance, September 30, 2019	$2,000	$213,261	$272,899	$91,084	$579,244

(1)Includes the impact from the adoption of ASU 2016-13. See Note 2.
(2)Includes the impact from the adoption of ASU 2017-08 and 2017-12. See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for additional information.
See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Cash Flows
Nine Months Ended September 30, 2020 and 2019 (in thousands)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$43,907	$29,408
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income (1)	(19,045)	(13,874)
Interest credited to policyholders’ account balances	33,014	32,817
Realized investment (gains) losses, net	(8,088)	8,447
Amortization and other non-cash items	(4,695)	(9,565)
Change in:
Future policy benefits	208,507	209,451
Reinsurance recoverables	(187,085)	(197,372)
Accrued investment income	(1,488)	(588)
Net payables to/receivables from parent and affiliates	(12,876)	(1,497)
Deferred policy acquisition costs	(42,715)	(16,068)
Income taxes	(9,139)	(9,256)
Derivatives, net	1,605	(1,548)
Other, net	882	(13,181)
Cash flows from (used in) operating activities	2,784	17,174
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	35,035	45,863
Equity securities	84	3,298
Policy loans	20,129	19,997
Ceded policy loans	(1,185)	(967)
Commercial mortgage and other loans	9,737	9,163
Other invested assets	1,542	1,451
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(117,524)	(139,109)
Fixed maturities, trading	(3,497)	(6,776)
Equity securities	0	(50)
Policy loans	(16,249)	(17,942)
Ceded policy loans	3,381	1,749
Commercial mortgage and other loans	(3,616)	(25,088)
Other invested assets	(7,923)	(11,821)
Notes receivable from parent and affiliates, net	1,398	6,254
Derivatives, net	315	(173)
Other, net	93	(246)
Cash flows from (used in) investing activities	(78,280)	(114,397)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	403,557	425,091
Ceded policyholders’ account deposits	(265,304)	(259,621)
Policyholders’ account withdrawals (1)	(247,216)	(263,941)
Ceded policyholders’ account withdrawals	189,038	169,411
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	250	(174)
Contributed (distributed) capital - parent/child asset transfers	(5,567)	0
Net change in all other financing arrangements (maturities 90 days or less)	(89)	0
Drafts outstanding	6,046	(5,652)
Other, net (1)	7,217	(7,606)
Cash flows from (used in) financing activities	87,932	57,508
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,436	(39,715)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	55,924	70,441
CASH AND CASH EQUIVALENTS, END OF PERIOD	$68,360	$30,726
(1) Prior period amounts have been revised to correct an error. See Note 11 for details.
Significant Non-Cash Transactions

For the nine months ended September 30, 2020, the Company received $85 million of non-cash assets from its parent, Pruco Life Insurance Company. There were no significant non-cash transactions for the nine months ended September 30, 2019. See Note 9 for additional information.
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

COVID-19

Beginning in the first quarter of 2020, the outbreak of the novel coronavirus (“COVID-19”) has resulted in extreme stress and disruption in the global economy and financial markets, and has adversely impacted, and may continue to adversely impact, our results of operations, financial condition and cash flows. Due to the highly uncertain nature of these conditions, it is not possible to estimate the ultimate impacts at this time. The risks may have manifested, and may continue to manifest, in our financial statements in the areas of, among others, i) investments: increased risk of loss on our investments due to default or deterioration in credit quality or value; and ii) insurance liabilities and related balances: potential changes to assumptions regarding investment returns, mortality and policyholder behavior which are reflected in our insurance liabilities and certain related balances (e.g., DAC, etc.). We cannot predict what impact the COVID-19 pandemic will ultimately have on the global economy, markets or our businesses.

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

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of September 30, 2020, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

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

(1) Cumulative Effect Adjustment Upon Adoption

Adoption of the standard resulted in a cumulative effect adjustment to opening retained earnings in the amount of $0.2 million, primarily related to commercial mortgage and other loans. The impact of adoption is not material to the following financial statement line items: income taxes payable and other liabilities. The prospective adoption of the portions of the standard related to fixed maturities, available-for-sale resulted in no impact to opening retained earnings.

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

Other ASUs adopted during the nine months ended September 30, 2020.

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

ASU issued but not yet adopted as of September 30, 2020 — ASU 2018-12

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018 and is expected to have a significant impact on the Company’s Financial Statements and Notes to the Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, in November 2020 the FASB issued ASU 2020-11, Financial Services-Insurance (Topic 944): Effective Date and Early Application to defer for an additional one year the effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. Outlined below are four key areas of change, although there are other changes not noted below. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

ASU 2018-12 Amended Topic	Description	Method of adoption	Effect on the financial statements or other significant matters
Cash flow assumptions used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products	Requires an entity to review, and if necessary, update the cash flow assumptions used to measure the liability for future policy benefits, for both changes in future assumptions and actual experience, at least annually using a retrospective update method with a cumulative catch-up adjustment recorded in a separate line item in the Statements of Operations.	An entity may choose one of two adoption methods for the liability for future policy benefits: (1) a modified retrospective transition method whereby the entity may choose to apply the amendments to contracts in force as of the beginning of the prior year (if early adoption is elected) or as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in Accumulated other comprehensive income (loss) ("AOCI") or (2) a full retrospective transition method.	The options for method of adoption and the impacts of such methods are under assessment.
Discount rate assumption used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products	Requires discount rate assumptions to be based on an upper-medium grade fixed income instrument yield, which will be updated each quarter with the impact recorded through OCI. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the discount rate assumptions.	As noted above, an entity may choose either a modified retrospective transition method or full retrospective transition method for the liability for future policy benefits. Under either method, for balance sheet remeasurement purposes, the liability for future policy benefits will be remeasured using current discount rates as of either the beginning of the prior year (if early adoption is elected) or the beginning of the earliest period presented with the impact recorded as a cumulative effect adjustment to AOCI.	Upon adoption, under either transition method, there will be an adjustment to AOCI as a result of remeasuring in force contract liabilities using current upper-medium grade fixed income instrument yields. The adjustment upon adoption will largely reflect the difference between discount rates locked-in at contract inception versus current discount rates at transition. The magnitude of such adjustment is currently being assessed.
Amortization of DAC and other balances	Requires DAC and other balances, such as unearned revenue reserves and deferred sales inducements ("DSI"), to be amortized on a constant level basis over the expected term of the related contract, independent of expected profitability.	An entity may apply one of two adoption methods: (1) a modified retrospective transition method whereby the entity may choose to apply the amendments to contracts in force as of the beginning of the prior year (if early adoption is elected) or as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI or (2) if an entity chooses a full retrospective transition method for its liability for future policy benefits, as described above, it is required to also use a full retrospective transition method for DAC and other balances.	The options for method of adoption and the impacts of such methods are under assessment. Under the modified retrospective transition method, the Company would not expect a significant impact to the balance sheet, other than the impact of the removal of any related amounts in AOCI.
Market Risk Benefits (MRB)	Requires an entity to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value, and record MRB assets and liabilities separately on the Statements of Financial Position. Changes in fair value of market risk benefits are recorded in net income, except for the portion of the change in MRB liabilities attributable to changes in an entity’s non-performance risk ("NPR"), which is recognized in OCI.	An entity shall adopt the guidance for market risk benefits using the retrospective transition method which includes a cumulative-effect adjustment on the balance sheet as of either the beginning of prior year (if early adoption is elected) or the beginning of the earliest period presented. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the balance of the market risk benefits upon adoption.	Upon adoption, the Company expects an impact to retained earnings for the difference between the fair value and carrying value of benefits not currently measured at fair value (e.g., guaranteed minimum death benefits on variable annuities) and an impact from reclassifying the cumulative effect of changes in NPR from retained earnings to AOCI. The magnitude of such adjustments is currently being assessed.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$10,694	$1,144	$0	$0	$11,838
Obligations of U.S. states and their political subdivisions	162,327	18,590	0	0	180,917
Foreign government bonds	75,345	11,069	98	0	86,316
U.S. public corporate securities	743,982	132,179	1,045	0	875,116
U.S. private corporate securities	223,616	19,538	560	0	242,594
Foreign public corporate securities	61,164	8,119	624	0	68,659
Foreign private corporate securities	157,423	9,466	2,502	0	164,387
Asset-backed securities(1)	18,027	632	47	0	18,612
Commercial mortgage-backed securities	143,234	12,821	0	0	156,055
Residential mortgage-backed securities(2)	3,452	600	0	0	4,052
Total fixed maturities, available-for-sale	$1,599,264	$214,158	$4,876	$0	$1,808,546

(1)Includes credit-tranched securities collateralized by loan obligations and education loans.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$14,983	$1,032	$0	$16,015	$0
Obligations of U.S. states and their political subdivisions	123,505	10,172	0	133,677	0
Foreign government bonds	70,287	6,993	0	77,280	0
U.S. public corporate securities	627,880	70,167	527	697,520	0
U.S. private corporate securities	222,952	10,416	153	233,215	0
Foreign public corporate securities	53,115	4,958	80	57,993	0
Foreign private corporate securities	161,597	4,505	2,210	163,892	0
Asset-backed securities(1)	17,816	753	27	18,542	0
Commercial mortgage-backed securities	141,593	5,796	0	147,389	0
Residential mortgage-backed securities(2)	4,068	509	4	4,573	(50)
Total fixed maturities, available-for-sale	$1,437,796	$115,301	$3,001	$1,550,096	$(50)

(1)Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, and education loans.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
(3)Represents the amount of unrealized losses remaining in AOCI, from the impairment measurement date. Amount excludes $0.1 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The following table sets forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the date indicated:

	September 30, 2020
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government bonds	$5,707	$98	$0	$0	$5,707	$98
U.S. public corporate securities	28,363	1,045	0	0	28,363	1,045
U.S. private corporate securities	10,349	560	0	0	10,349	560
Foreign public corporate securities	12,339	624	0	0	12,339	624
Foreign private corporate securities	5,819	149	35,064	2,353	40,883	2,502
Asset-backed securities	2,490	10	3,917	37	6,407	47
Residential mortgage-backed securities	0	0	0	0	0	0
Total fixed maturities, available-for-sale	$65,067	$2,486	$38,981	$2,390	$104,048	$4,876

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

As of September 30, 2020, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $3.8 million related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $1.1 million related to other than high or highest quality securities based on NAIC or equivalent rating. As of September 30, 2020, the $2.4 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, consumer non-cyclical, and transportation sectors.

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

In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at September 30, 2020. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of September 30, 2020, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	September 30, 2020
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$38,528	$38,910
Due after one year through five years	203,196	213,078
Due after five years through ten years	206,436	221,643
Due after ten years	986,391	1,156,196
Asset-backed securities	18,027	18,612
Commercial mortgage-backed securities	143,234	156,055
Residential mortgage-backed securities	3,452	4,052
Total fixed maturities, available-for-sale	$1,599,264	$1,808,546

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs, impairments and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$810	$482	$3,105	$12,121
Proceeds from maturities/prepayments	14,331	11,536	31,946	33,742
Gross investment gains from sales and maturities	136	7	162	150
Gross investment losses from sales and maturities	1	(2)	(43)	(461)
OTTI recognized in earnings(2)	N/A	(2,295)	N/A	(5,458)
Write-downs recognized in earnings(3)	0	N/A	(625)	N/A
(Addition to) release of allowance for credit losses(4)	0	N/A	0	N/A

(1)Includes $0.0 million and $0.0 million of non-cash related proceeds due to the timing of trade settlements for the nine months ended September 30, 2020 and 2019, respectively.
(2)For the three and nine months ended September 30, 2019, amounts exclude the portion of OTTI amounts remaining in OCI, representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(3)For the three and nine months ended September 30, 2020, amounts represent write-downs on securities approaching maturity related to foreign exchange movements and securities actively marketed for sale.
(4)Effective January 1, 2020, credit losses on available-for-sale fixed maturity securities are recorded within the "allowance for credit losses."

For both the three and nine months ended September 30, 2020, there was no activity in the allowance for credit losses for fixed maturity securities.

See Note 2 for additional information about the Company's methodology for developing our allowance and expected losses.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of September 30, 2020.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income,” was $1.1 million and $0.0 million during the three months ended September 30, 2020 and 2019, respectively, and $1.0 million and $0.5 million during the nine months ended September 30, 2020 and 2019, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	September 30, 2020		December 31, 2019
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$46,969	34.2%	$47,568	33.2%
Hospitality	14,160	10.3	14,266	10.0
Industrial	17,656	12.9	18,907	13.2
Office	23,143	16.9	24,035	16.7
Other	16,845	12.3	18,853	13.2
Retail	15,945	11.6	16,174	11.3
Total commercial mortgage loans	134,718	98.2	139,803	97.6
Agricultural property loans	2,435	1.8	3,460	2.4
Total commercial mortgage and agricultural property loans	137,153	100.0%	143,263	100.0%
Allowance for credit losses	(448)		(165)
Total net commercial mortgage and other loans	$136,705		$143,098

As of September 30, 2020, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in New York (13%), Texas (11%) and Illinois (9%) and included loans secured by properties in Europe (10%).

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended September 30, 2020
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Balance, beginning of period	$457	$0	$457
Addition to (release of) allowance for expected losses	(9)	0	(9)
Balance, end of period	$448	$0	$448

	Nine Months Ended September 30, 2020
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Balance at December 31, 2019	$164	$1	$165
Cumulative effect of adoption of ASU 2016-13	204	0	204
Addition to (release of) allowance for expected losses	80	(1)	79
Balance at September 30, 2020	$448	$0	$448

See Note 2 for additional information about the Company's methodology for developing our allowance and expected losses.

For the nine months ended September 30, 2020, the increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to the cumulative effect of adoption of ASU 2016-13.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the date indicated:

	September 30, 2020
	Amortized Cost by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
	(in thousands)
Commercial Mortgage Loans
Loan-to-Value Ratio:
0%-59.99%	$0	$10,359	$0	$8,440	$9,751	$58,431	$0	$86,981
60%-69.99%	2,198	20,944	1,488	4,005	3,192	11,798	0	43,625
70%-79.99%	0	4,112	0	0	0	0	0	4,112
80% or greater	0	0	0	0	0	0	0	0
Total	$2,198	$35,415	$1,488	$12,445	$12,943	$70,229	$0	$134,718
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$2,198	$32,042	$0	$12,445	$11,872	$68,406	$0	$126,963
1.0 - 1.2x	0	3,373	1,488	0	1,071	1,823	0	7,755
Less than 1.0x	0	0	0	0	0	0	0	0
Total	$2,198	$35,415	$1,488	$12,445	$12,943	$70,229	$0	$134,718
Agricultural Property Loans
Loan-to-Value Ratio:
0%-59.99%	$0	$0	$0	$0	$0	$2,435	$0	$2,435
60%-69.99%	0	0	0	0	0	0	0	0
70%-79.99%	0	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$2,435	$0	$2,435
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$0	$0	$0	$0	$0	$2,435	$0	$2,435
1.0 - 1.2x	0	0	0	0	0	0	0	0
Less than 1.0x	0	0	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$2,435	$0	$2,435

Commercial mortgage loans
	December 31, 2019
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$89,855	$1,131	$0	$90,986
60%-69.99%	42,726	1,877	0	44,603
70%-79.99%	2,695	1,519	0	4,214
80% or greater	0	0	0	0
Total commercial mortgage loans	$135,276	$4,527	$0	$139,803

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Agricultural property loans
	December 31, 2019
	Debt Service Coverage Ratio
	>1.2X	1.0X to <1.2X	< 1.0X	Total
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$3,460	$0	$0	$3,460
60%-69.99%	0	0	0	0
70%-79.99%	0	0	0	0
80% or greater	0	0	0	0
Total agricultural property loans	$3,460	$0	$0	$3,460

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	September 30, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$134,718	$0	$0	$0	$134,718	$0
Agricultural property loans	2,435	0	0	0	2,435	0
Total	$137,153	$0	$0	$0	$137,153	$0

(1)As of September 30, 2020, there were no loans in this category accruing interest.
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

	December 31, 2019
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$139,803	$0	$0	$0	$139,803	$0
Agricultural property loans	3,460	0	0	0	3,460	0
Total	$143,263	$0	$0	$0	$143,263	$0

(1)As of December 31, 2019, there were no loans in this category accruing interest.
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

There were no loans on non-accrual status with a related allowance for credit losses which recognized interest income for both the three and nine months ended September 30, 2020.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration, as of September 30, 2020.

For both the three and nine months ended September 30, 2020 and 2019, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	September 30, 2020	December 31, 2019
	(in thousands)
Company’s investment in separate accounts	$3,325	$3,418
LPs/LLCs:
Equity method:
Private equity	34,157	26,609
Hedge funds	32,375	30,629
Real estate-related	4,450	4,154
Subtotal equity method	70,982	61,392
Fair value:
Private equity	586	774
Hedge funds	69	78
Real estate-related	2,320	2,490
Subtotal fair value	2,975	3,342
Total LPs/LLCs	73,957	64,734
Derivative instruments	26,147	21,384
Total other invested assets	$103,429	$89,536

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the date indicated:

September 30, 2020
(in thousands)
Fixed maturities	$14,807
Equity securities	92
Commercial mortgage and other loans	380
Policy loans	5,735
Short-term investments and cash equivalents	13
Total accrued investment income	$21,027

There were no write-downs on accrued investment income for both the three and nine months ended September 30, 2020.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Fixed maturities, available-for-sale	$15,531	$13,858	$45,374	$41,664
Fixed maturities, trading	144	95	386	258
Equity securities	91	91	273	273
Commercial mortgage and other loans	1,331	1,283	4,175	3,784
Policy loans	2,899	2,967	8,660	8,547
Other invested assets	4,300	506	4,625	3,602
Short-term investments and cash equivalents	40	143	399	745
Gross investment income	24,336	18,943	63,892	58,873
Less: investment expenses	(1,076)	(884)	(2,984)	(2,601)
Net investment income	$23,260	$18,059	$60,908	$56,272

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Fixed maturities(1)	$137	$(2,290)	$(506)	$(5,769)
Commercial mortgage and other loans	9	(47)	(79)	(14)
Other invested assets	4	0	(55)	11
Derivatives	2,393	5,053	8,771	(2,680)
Short term investments and cash equivalents	(8)	3	(43)	5
Realized investment gains (losses), net	$2,535	$2,719	$8,088	$(8,447)

(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	September 30, 2020	December 31, 2019
	(in thousands)
Fixed maturity securities, available-for-sale — with OTTI(1)	$ N/A	$51
Fixed maturity securities, available-for-sale — all other(1)	N/A	112,249
Fixed maturity securities, available-for-sale with an allowance	0	N/A
Fixed maturity securities, available-for-sale without an allowance	209,282	N/A
Derivatives designated as cash flow hedges(2)	6,634	3,193
Affiliated notes	253	480
Other investments	52	66
Net unrealized gains (losses) on investments	$216,221	$116,039

(1)Effective January 1, 2020, per ASU 2016-13, fixed maturity securities, available-for-sale are no longer required to be disclosed “with OTTI” and “all other.”
(2)For more information on cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of September 30, 2020 and December 31, 2019, the Company had no repurchase agreements.

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	September 30, 2020			December 31, 2019
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
Foreign public corporate securities	$2,731	$0	$2,731	$2,481	$0	$2,481
Total cash collateral for loaned securities(1)	$2,731	$0	$2,731	$2,481	$0	$2,481

(1)The Company did not have any agreements with remaining contractual maturities greater than thirty days, as of the dates indicated.

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

	September 30, 2020			December 31, 2019
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$128,688	$6,257	$(469)	$131,212	$4,653	$(1,504)
Total Derivatives Designated as Hedge Accounting Instruments:	$128,688	$6,257	$(469)	$131,212	$4,653	$(1,504)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$30,200	$4,851	$0	$32,075	$3,005	$(5)
Credit
Credit Default Swaps	713	9	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	33,224	3,626	(69)	33,224	2,691	(579)
Foreign Currency
Foreign Currency Forwards	2,690	33	(1)	1,858	0	(36)
Equity
Equity Options	429,925	27,273	(15,355)	379,350	24,064	(10,919)
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	$496,752	$35,792	$(15,425)	$446,507	$29,760	$(11,539)
Total Derivatives(1)(2)	$625,440	$42,049	$(15,894)	$577,719	$34,413	$(13,043)

(1)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $1,522 million and $761 million as of September 30, 2020 and December 31, 2019, respectively included in “Future policy benefits” and $145 million and $134 million as of September 30, 2020 and December 31, 2019, respectively included in “Policyholders’ account balances". The fair value of the related reinsurance, included in "Reinsurance recoverables" or "Other liabilities" was an asset of $1,522 million and $761 million as of September 30, 2020 and December 31, 2019, respectively.
(2)Recorded in "Other invested assets" and "Payables to parent and affiliates" on the Unaudited Interim Statements of Financial Position.

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

	September 30, 2020
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$42,049	$(15,902)	$26,147	$(26,147)	$0
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$42,049	$(15,902)	$26,147	$(26,147)	$0
Offsetting of Financial Liabilities:
Derivatives(1)	$15,894	$(15,894)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$15,894	$(15,894)	$0	$0	$0

	December 31, 2019
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$34,413	$(13,029)	$21,384	$(21,384)	$0
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$34,413	$(13,029)	$21,384	$(21,384)	$0
Offsetting of Financial Liabilities:
Derivatives(1)	$13,043	$(13,043)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$13,043	$(13,043)	$0	$0	$0

(1)Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

	Three Months Ended September 30, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(92)	$470	$(763)	$(6,962)
Total cash flow hedges	(92)	470	(763)	(6,962)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(31)	0	0	0
Currency	(96)	0	0	0
Currency/Interest Rate	(1,733)	0	(16)	0
Credit	(1)	0	0	0
Equity	4,281	0	0	0
Embedded Derivatives	65	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	2,485	0	(16)	0
Total	$2,393	$470	$(779)	$(6,962)

	Nine Months Ended September 30, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(65)	$1,436	$(82)	$3,441
Total cash flow hedges	(65)	1,436	(82)	3,441
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	2,063	0	0	0
Currency	(65)	0	0	0
Currency/Interest Rate	1,830	0	4	0
Credit	(71)	0	0	0
Equity	(376)	0	0	0
Embedded Derivatives	5,455	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	8,836	0	4	0
Total	$8,771	$1,436	$(78)	$3,441

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$597	$432	$376	$4,525
Total cash flow hedges	597	432	376	4,525
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	432	0	0	0
Currency	83	0	0	0
Currency/Interest Rate	1,215	0	7	0
Credit	0	0	0	0
Equity	604	0	0	0
Embedded Derivatives	2,122	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	4,456	0	7	0
Total	$5,053	$432	$383	$4,525

	Nine Months Ended September 30, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$587	$1,241	$402	$5,851
Total cash flow hedges	587	1,241	402	5,851
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,791	0	0	0
Currency	97	0	0	0
Currency/Interest Rate	1,817	0	8	0
Credit	(1)	0	0	0
Equity	6,583	0	0	0
Embedded Derivatives	(13,554)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	(3,267)	0	8	0
Total	$(2,680)	$1,241	$410	$5,851

(1)Net change in AOCI.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2019	$3,193
Amount recorded in AOCI
Currency/Interest Rate	4,730
Total amount recorded in AOCI	4,730
Amount reclassified from AOCI to income
Currency/Interest Rate	(1,289)
Total amount reclassified from AOCI to income	(1,289)
Balance, September 30, 2020	$6,634
.
The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using September 30, 2020 values, it is estimated that a pre-tax gain of $1.6 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending September 30, 2021.

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
Credit Derivatives

The Company has no exposure from credit derivative positions where it has written credit protection as of September 30, 2020 and December 31, 2019.
The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. The Company has outstanding notional amounts of $0.7 million and $0 million reported as of September 30, 2020 and December 31, 2019, respectively with a fair value of $0 million for both periods.

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

	As of September 30, 2020
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$11,838	$0	$0	$11,838
Obligations of U.S. states and their political subdivisions	0	180,917	0	0	180,917
Foreign government bonds	0	86,316	0	0	86,316
U.S. corporate public securities	0	875,116	0	0	875,116
U.S. corporate private securities	0	242,181	413	0	242,594
Foreign corporate public securities	0	68,659	0	0	68,659
Foreign corporate private securities	0	143,672	20,715	0	164,387
Asset-backed securities(2)	0	18,612	0	0	18,612
Commercial mortgage-backed securities	0	156,055	0	0	156,055
Residential mortgage-backed securities	0	4,052	0	0	4,052
Subtotal	0	1,787,418	21,128	0	1,808,546
Fixed maturities, trading	0	17,857	0	0	17,857
Equity securities	0	126	8,312	0	8,438
Cash equivalents	0	61,000	0	0	61,000
Other invested assets(3)	0	42,049	0	(15,902)	26,147
Reinsurance recoverables	0	0	1,521,833	0	1,521,833
Receivables from parent and affiliates	0	808	0	0	808
Subtotal excluding separate account assets	0	1,909,258	1,551,273	(15,902)	3,444,629
Separate account assets(4)(5)	0	13,926,414	0	0	13,926,414
Total assets	$0	$15,835,672	$1,551,273	$(15,902)	$17,371,043
Future policy benefits(6)	$0	$0	$1,521,833	$0	$1,521,833
Policyholders' account balances	0	0	145,272	0	145,272
Payables to parent and affiliates	0	15,894	0	(15,894)	0
Total liabilities	$0	$15,894	$1,667,105	$(15,894)	$1,667,105

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	As of December 31, 2019
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$16,015	$0	$0	$16,015
Obligations of U.S. states and their political subdivisions	0	133,677	0	0	133,677
Foreign government bonds	0	77,280	0	0	77,280
U.S. corporate public securities	0	697,520	0	0	697,520
U.S. corporate private securities	0	232,903	312	0	233,215
Foreign corporate public securities	0	57,993	0	0	57,993
Foreign corporate private securities	0	163,026	866	0	163,892
Asset-backed securities(2)	0	18,542	0	0	18,542
Commercial mortgage-backed securities	0	147,389	0	0	147,389
Residential mortgage-backed securities	0	4,573	0	0	4,573
Subtotal	0	1,548,918	1,178	0	1,550,096
Fixed maturities, trading	0	13,700	0	0	13,700
Equity securities	0	207	7,305	0	7,512
Cash equivalents	0	55,896	0	0	55,896
Other invested assets(3)	0	34,413	0	(13,029)	21,384
Reinsurance recoverables	0	0	760,558	0	760,558
Receivables from parent and affiliates	0	2,433	0	0	2,433
Subtotal excluding separate account assets	0	1,655,567	769,041	(13,029)	2,411,579
Separate account assets(4)(5)	0	13,927,275	0	0	13,927,275
Total assets	$0	$15,582,842	$769,041	$(13,029)	$16,338,854
Future policy benefits(6)	$0	$0	$760,558	$0	$760,558
Policyholders' account balances	0	0	133,793	0	133,793
Payables to parent and affiliates	0	13,043	0	(13,043)	0
Total liabilities	$0	$13,043	$894,351	$(13,043)	$894,351

(1)“Netting” amounts represent cash collateral of $0.0 million as of both September 30, 2020 and December 31, 2019.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of September 30, 2020 and December 31, 2019, the fair values of such investments were $3.0 million and $3.3 million, respectively.
(4)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). At September 30, 2020 and December 31, 2019, the fair value of such investments was $1,961 million and $1,977 million, respectively.
(5)Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company's Unaudited Interim Statements of Financial Position.
(6)As of September 30, 2020, the net embedded derivative liability position of $1,522 million includes $31 million of embedded derivatives in an asset position and $1,553 million of embedded derivatives in a liability position. As of December 31, 2019, the net embedded derivative liability position of $761 million includes $60 million of embedded derivatives in an asset position and $821 million of embedded derivatives in a liability position.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of September 30, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$21,128	Discounted cash flow	Discount rate	2.36%	2.54%	2.47%	Decrease
Reinsurance recoverables	$1,521,833	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(3)	$1,521,833	Discounted cash flow	Lapse rate(5)	1%	20%		Decrease
			Spread over LIBOR(6)	0.09%	1.59%		Decrease
			Utilization rate(7)	39%	96%		Increase
			Withdrawal rate		See table footnote (8) below.
			Mortality rate (9)	0%	15%		Decrease
			Equity volatility curve	18%	26%		Increase
Policyholders' account balances(4)	$145,272	Discounted cash flow	Lapse rate(5)	1%	6%		Decrease
			Spread over LIBOR(6)	0.09%	1.59%		Decrease
			Mortality rate (9)	0%	24%		Decrease
			Equity volatility curve	19%	35%		Increase

	As of December 31, 2019
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Reinsurance recoverables	$760,558	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(3)	$760,558	Discounted cash flow	Lapse rate(5)	1%	18%		Decrease
			Spread over LIBOR(6)	0.10%	1.23%		Decrease
			Utilization rate(7)	43%	97%		Increase
			Withdrawal rate	See table footnote(8) below.
			Mortality rate(9)	0%	15%		Decrease
			Equity volatility curve	13%	23%		Increase
Policyholders' account balances(4)	$133,793	Discounted cash flow	Lapse rate(5)	1%	6%		Decrease
			Spread over LIBOR(6)	0.10%	1.23%		Decrease
			Mortality rate (9)	0%	24%		Decrease
			Equity volatility curve	10%	23%		Increase

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

(1)Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.
(2)Includes assets classified as fixed maturities available-for-sale.
(3)Future policy benefits primarily represent general account liabilities for the living benefit features of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than a weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(4)Policyholders’ account balances primarily represent general account liabilities for the index-linked interest credited on certain of the Company’s life products that are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than a weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(5)Lapse rates for contracts with living benefit guarantees are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates for contracts with index-linked crediting guarantees may be adjusted at the contract level based on the applicability of any surrender charges, product type, and market related factors such as interest rates. Lapse rates are also generally assumed to be lower for the period where surrender charges apply. For any given contract, lapse rates vary throughout the period over which cash flows are projected for the purposes of valuing these embedded derivatives.
(6)The spread over the London Inter-Bank Offered Rate ("LIBOR") swap curve represents the premium added to the proxy for the risk-free rate (LIBOR) to reflect the Company's estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements, living benefit guarantees, and index-linked interest crediting guarantees are insurance liabilities and are therefore senior to debt.
(7)The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. Utilization assumptions may vary by product type, tax status and age. The impact of changes in these assumptions is highly dependent on the product type, the age of the contractholder at the time of the sale, and the timing of the first lifetime income withdrawal. Range reflects the utilization rate for the vast majority of business with living benefits.
(8)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of September 30, 2020 and December 31, 2019, the minimum withdrawal rate assumption is 76% and 78% respectively. As of September 30, 2020 and December 31, 2019, the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
(9)The range reflects the mortality rates for the vast majority of business with living benefits and other contracts, with policyholders ranging from 45 to 90 years old. While the majority of living benefits have a minimum age requirement, certain other contracts do not have an age restriction. This results in contractholders with mortality rates approaching 0% for certain benefits. Mortality rates may vary by product, age and duration. A mortality improvement assumption is also incorporated into the overall mortality table.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$20,232	$895	$0	$1	$0	$0	$0	$0	$0	$21,128	$895
Structured securities(4)	0	0	0	0	0	0	0	0	0	0	0
Other assets:
Equity securities	7,187	1,125	0	0	0	0	0	0	0	8,312	1,125
Reinsurance recoverables	1,741,924	(247,857)	27,766	0	0	0	0	0	0	1,521,833	(236,111)
Liabilities:
Future policy benefits	(1,741,924)	247,857	0	0	(27,766)	0	0	0	0	(1,521,833)	236,111
Policyholders' account balances(5)	(143,242)	(232)	0	0	(1,798)	0	0	0	0	(145,272)	1,809

	Three Months Ended September 30, 2020
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)(6)
	(in thousands)
Fixed maturities, available-for-sale	$0	$0	$895	$0	$0	$0	$895
Other assets:
Equity securities	0	1,125	0	0	0	1,125	0
Reinsurance recoverables	(247,857)	0	0	0	(236,111)	0	0
Liabilities:
Future policy benefits	247,857	0	0	0	236,111	0	0
Policyholders' account balances	(232)	0	0	0	1,809	0	0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$1,178	$1,080	$0	$(860)	$0	$0	$0	$19,730	$0	$21,128	$1,085
Structured securities(4)	0	0	0	0	0	0	0	0	0	0	0
Other assets:
Equity securities	7,305	1,007	0	0	0	0	0	0	0	8,312	1,007
Reinsurance recoverables	760,558	680,424	80,851	0	0	0	0	0	0	1,521,833	697,223
Liabilities:
Future policy benefits	(760,558)	(680,424)	0	0	(80,851)	0	0	0	0	(1,521,833)	(697,223)
Policyholders' account balances(5)	(133,793)	5,017	0	0	(16,496)	0	0	0	0	(145,272)	6,849

	Nine Months Ended September 30, 2020
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)(6)
	(in thousands)
Fixed maturities, available-for-sale	$32	$0	$1,040	$8	$0	$0	$1,085
Other assets:
Equity securities	0	1,007	0	0	0	1,007	0
Reinsurance recoverables	680,424	0	0	0	697,223	0	0
Liabilities:
Future policy benefits	(680,424)	0	0	0	(697,223)	0	0
Policyholders' account balances	5,017	0	0	0	6,849	0	0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$2,035	$(1,017)	$180	$0	$0	$0	$0	$0	$0	$1,198	$(1,731)
Structured securities(4)	0	0	0	0	0	0	0	0	0	0	0
Other assets:
Equity securities	7,206	(73)	0	0	0	0	0	0	0	7,133	(72)
Reinsurance recoverables	757,236	236,174	24,883	0	0	0	0	0	0	1,018,293	244,163
Liabilities:
Future policy benefits	(757,236)	(236,174)	0	0	(24,883)	0	0	0	0	(1,018,293)	(244,163)
Policyholders' account balances(5)	(112,417)	3,796	0	0	(14,467)	0	0	0	0	(123,088)	5,346

	Three Months Ended September 30, 2019
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(1,730)	$0	$688	$25	$(1,731)	$0
Other assets:
Equity securities	0	(73)	0	0	0	(72)
Reinsurance recoverables	236,174	0	0	0	244,163	0
Liabilities:
Future policy benefits	(236,174)	0	0	0	(244,163)	0
Policyholders' account balances	3,796	0	0	0	5,346	0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2019
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$2,882	$(2,113)	$428	$0	$0	$(638)	$0	$639	$0	$1,198	$(4,893)
Structured securities(4)	0	432	0	0	0	(68)	0	24,960	(25,324)	0	0
Other assets:
Equity securities	6,622	511	0	0	0	0	0	0	0	7,133	511
Reinsurance recoverables	488,825	458,557	70,911	0	0	0	0	0	0	1,018,293	470,731
Liabilities:
Future policy benefits	(488,825)	(458,557)	0	0	(70,911)	0	0	0	0	(1,018,293)	(470,731)
Policyholders' account balances(5)	(1,949)	(99,712)	0	0	(21,427)	0	0	0	0	(123,088)	(98,158)

	Nine Months Ended September 30, 2019
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(4,893)	$0	$3,041	$171	$(4,893)	$0
Other assets:
Equity securities	0	511	0	0	0	511
Reinsurance recoverables	458,557	0	0	0	470,731	0
Liabilities:
Future policy benefits	(458,557)	0	0	0	(470,731)	0
Policyholders' account balances	(99,712)	0	0	0	(98,158)	0

(1)Realized investment gains (losses) on future policy benefits and reinsurance recoverables primarily represent the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts.
(2)Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)Includes U.S. corporate private and foreign corporate private securities.
(4)Includes asset-backed, commercial mortgage-backed and residential mortgage-backed securities.
(5)Issuances and settlements for Policyholders' account balances are presented net in the rollforward.
(6)Effective January 1, 2020, the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period were added prospectively due to adoption of ASU 2018-13. Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.

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

	September 30, 2020
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$144,666	$144,666	$136,705
Policy loans	0	0	212,519	212,519	212,519
Cash and cash equivalents	7,360	0	0	7,360	7,360
Accrued investment income	0	21,027	0	21,027	21,027
Reinsurance recoverables	0	0	28,806	28,806	26,975
Receivables from parent and affiliates	0	31,967	0	31,967	31,967
Other assets	0	3,205	0	3,205	3,205
Total assets	$7,360	$56,199	$385,991	$449,550	$439,758
Liabilities:
Policyholders’ account balances - investment contracts	$0	$214,695	$41,800	$256,495	$254,662
Cash collateral for loaned securities	0	2,731	0	2,731	2,731
Short-term debt to affiliates	0	0	0	0	0
Payables to parent and affiliates	0	13,661	0	13,661	13,661
Other liabilities	0	44,052	0	44,052	44,052
Total liabilities	$0	$275,139	$41,800	$316,939	$315,106

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2019
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$148,855	$148,855	$143,098
Policy loans	0	0	211,986	211,986	211,986
Cash and cash equivalents	28	0	0	28	28
Accrued investment income	0	19,539	0	19,539	19,539
Reinsurance recoverables	0	0	26,400	26,400	26,286
Receivables from parent and affiliates	0	30,387	0	30,387	30,387
Other assets	0	3,071	0	3,071	3,071
Total assets	$28	$52,997	$387,241	$440,266	$434,395
Liabilities:
Policyholders’ account balances - investment contracts	$0	$192,239	$40,475	$232,714	$232,600
Cash collateral for loaned securities	0	2,481	0	2,481	2,481
Short-term debt to affiliates	0	89	0	89	89
Payables to parent and affiliates	0	24,958	0	24,958	24,958
Other liabilities	0	41,310	0	41,310	41,310
Total liabilities	$0	$261,077	$40,475	$301,552	$301,438

(1)Carrying values presented herein differ from those in the Company’s Unaudited Interim Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Reinsurance amounts included in the Company’s Unaudited Interim Statements of Financial Position as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Reinsurance recoverables(1)	$4,116,435	$3,200,642
Policy loans	(21,317)	(18,627)
Deferred policy acquisition costs	(665,414)	(736,575)
Deferred sales inducements	(40,283)	(47,423)
Other assets	15,195	16,540
Other liabilities	112,754	93,557
(1)Includes $4 million of unaffiliated activity for both September 30, 2020 and December 31, 2019.

Reinsurance recoverables by counterparty are broken out below:

	September 30, 2020	December 31, 2019
	(in thousands)
Prudential Insurance	$2,044,812	$1,245,450
PAR U	1,100,831	1,027,304
PARCC	438,289	458,441
PAR Term	235,103	219,757
Term Re	214,421	190,633
DART	59,500	38,651
Pruco Life	19,523	16,428
Unaffiliated	3,956	3,978
Total reinsurance recoverables	$4,116,435	$3,200,642

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Reinsurance amounts, included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Premiums:
Direct	$59,724	$62,203	$187,332	$187,147
Ceded	(54,138)	(59,104)	(171,423)	(177,429)
Net premiums	5,586	3,099	15,909	9,718
Policy charges and fee income:
Direct	101,644	96,550	305,653	309,054
Ceded(1)	(87,021)	(86,206)	(248,818)	(256,256)
Net policy charges and fee income	14,623	10,344	56,835	52,798
Net investment income:
Direct	23,433	18,232	61,499	56,775
Ceded	(173)	(173)	(591)	(503)
Net investment income	23,260	18,059	60,908	56,272
Asset administration fees:
Direct	10,196	9,761	29,211	28,034
Ceded	(8,440)	(8,261)	(24,344)	(23,742)
Net asset administration fees	1,756	1,500	4,867	4,292
Realized investment gains (losses), net:
Direct	250,085	(231,963)	(672,787)	(459,863)
Ceded	(247,550)	234,682	680,875	451,416
Realized investment gains (losses), net	2,535	2,719	8,088	(8,447)
Policyholders’ benefits (including change in reserves):
Direct	91,346	157,537	348,921	360,844
Ceded(2)	(90,119)	(155,140)	(317,565)	(338,119)
Net policyholders’ benefits (including change in reserves)	1,227	2,397	31,356	22,725
Interest credited to policyholders’ account balances:
Direct	20,388	22,351	58,707	54,839
Ceded	(9,552)	(8,592)	(25,693)	(22,022)
Net interest credited to policyholders’ account balances	10,836	13,759	33,014	32,817
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(50,216)	(48,298)	(149,912)	(145,971)
(1)Includes $(4.0) million and $0 million of unaffiliated activity for the three months ended September 30, 2020 and 2019, respectively, and $(4.0) million and $(4) million for the nine months ended September 30, 2020 and 2019, respectively.
(2)Includes $(3.4) million and $(3.0) million of unaffiliated activity for the three months ended September 30, 2020 and 2019, respectively, and $(1.9) million and $(1.0) million for the nine months ended September 30, 2020 and 2019, respectively.

The gross and net amounts of life insurance face amount in force as of September 30, 2020 and 2019 were as follows:

	2020	2019
	(in thousands)
Direct gross life insurance face amount in force	$152,707,454	$146,659,725
Reinsurance ceded	(138,917,401)	(133,731,588)
Net life insurance face amount in force	$13,790,053	$12,928,137

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
7.    INCOME TAXES

The Company uses a full-year projected effective tax rate approach to calculate year-to-date taxes. In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. The projected effective tax rate is the ratio of projected “Income tax expense (benefit)” divided by projected “Income (loss) from operations before income taxes". The interim period tax expense (or benefit) is the difference between the year-to-date income tax provision and the amounts reported for the previous interim periods of the fiscal year.

The Company's income tax provision amounted to an income tax benefit of $(5.4) million, or (14.15)% of income (loss) from operations before income taxes in the first nine months of 2020, compared to an income tax expense of $0.0 million, or 0.06%, in the first nine months of 2019. The Company’s current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income, tax credits, and the item discussed below.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law. One provision of the CARES Act amends the Tax Cuts and Jobs Act (“TCJA”) and allows companies with net operating losses (“NOLs”) originating in 2018, 2019 or 2020 to carry back those losses for five years. The Company has incorporated into the full year projected effective tax rate an income tax benefit of $5 million that would result from carrying the estimated 2020 NOL back to tax years that have a 35% tax rate. This amount is an estimate and will change if the amount of, and sources of, 2020 net taxable income are different from forecast.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

8.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Statements of Comprehensive Income. The balance of and changes in each component of AOCI as of and for the nine months ended September 30, 2020 and 2019, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2019	$(981)	$86,616	$85,635
Change in OCI before reclassifications	133	91,833	91,966
Amounts reclassified from AOCI	0	(783)	(783)
Income tax benefit (expense)	(28)	(19,121)	(19,149)
Balance, September 30, 2020	$(876)	$158,545	$157,669

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2018	$(989)	$(13,378)	$(14,367)
Change in OCI before reclassifications	(60)	125,543	125,483
Amounts reclassified from AOCI	0	7,999	7,999
Income tax benefit (expense)	13	(28,044)	(28,031)
Balance, September 30, 2019	$(1,036)	$92,120	$91,084

(1)Includes cash flow hedges of $7 million and $3 million as of September 30, 2020 and December 31, 2019, respectively, and $8 million and $2 million as of September 30, 2019 and December 31, 2018, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/ Interest rate(3)	$(384)	$(1,405)	$1,289	$(2,230)
Net unrealized investment gains (losses) on available-for-sale securities	137	(2,290)	(506)	(5,769)
Total net unrealized investment gains (losses)(4)	(247)	(3,695)	783	(7,999)
Total reclassifications for the period	$(247)	$(3,695)	$783	$(7,999)

(1)All amounts are shown before tax.
(2)Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)See Note 4 for additional information on cash flow hedges.
(4)See table below for additional information on unrealized investment gains (losses), including the impact on DAC and other costs, future policy benefits, policyholders’ account balances and other liabilities.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on available-for-sale fixed maturity securities and certain other invested assets and other assets are included in the Company’s Unaudited Interim Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from OCI those items that are included as part of “Net income” for a period that had been part of OCI in earlier periods. There are no amounts related to available-for-sale fixed maturity securities on which an allowance for credit losses has been recognized as of September 30, 2020. The amounts for the periods indicated below represent all other net unrealized investment gains (losses):

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	DAC and Other Costs(3)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(4)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2019(2)	$116,039	$8,973	$(15,373)	$(23,023)	$86,616
Net investment gains (losses) on investments arising during the period	100,965	0	0	(21,203)	79,762
Reclassification adjustment for (gains) losses included in net income	(783)	0	0	164	(619)
Impact of net unrealized investment (gains) losses on DAC and other costs	0	18,403	0	(3,865)	14,538
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	(27,535)	5,783	(21,752)
Balance, September 30, 2020	$216,221	$27,376	$(42,908)	$(42,144)	$158,545

(1)Includes cash flow hedges. See Note 4 for information on cash flow hedges.
(2)Includes net unrealized gains (losses) for which an OTTI loss had been previously recognized.
(3)"Other costs" primarily includes reinsurance recoverables and deferred reinsurance losses.
(4)"Other liabilities" primarily includes reinsurance payables.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.0 million for both the three months ended September 30, 2020 and 2019, and $0.1 million for both the nine months ended September 30, 2020 and 2019. The expense charged to the Company for the deferred compensation program was $0.2 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and $0.5 million for both the nine months ended September 30, 2020 and 2019.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $0.5 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively, and $1.5 million and $1.7 million for the nine months ended September 30, 2020 and 2019, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.5 million and $0.7 million for the three months ended September 30, 2020 and 2019, respectively, and $1.6 million and $2.1 million for the nine months ended September 30, 2020 and 2019, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $0.2 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively, and $0.6 million and $0.8 million for the nine months ended September 30, 2020 and 2019, respectively.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $12 million and $21 million for the three months ended September 30, 2020 and 2019, respectively, and $41 million and $60 million for the nine months ended September 30, 2020 and 2019, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $2 million for both the three months ended September 30, 2020 and 2019, and $5 million and $6 million for the nine months ended September 30, 2020 and 2019, respectively.

Corporate-Owned Life Insurance

The Company has sold three Corporate-Owned Life Insurance ("COLI") policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $2,852 million at September 30, 2020 and $2,743 million at December 31, 2019. Fees related to these COLI policies were $7 million and $6 million for the three months ended September 30, 2020 and 2019, respectively, and $21 million and $20 million for the nine months ended September 30, 2020 and 2019, respectively. The Company retains 10% of the mortality risk associated with these COLI policies up to $0.1 million per individual policy.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $0.8 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively, and $2.1 million and $1.7 million for the nine months ended September 30, 2020 and 2019, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $39 million and $37 million as of September 30, 2020 and December 31, 2019, respectively. "Net investment income" related to these ventures includes a gain of $2.1 million and $0.0 million for the three months ended September 30, 2020 and 2019, respectively, and a gain of $2.4 million and $2.2 million for the nine months ended September 30, 2020 and 2019, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $8 million for both the three months ended September 30, 2020 and 2019, and $24 million for both the nine months ended September 30, 2020 and 2019. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $2 million and $1 million for the three months ended September 30, 2020 and 2019, respectively, and $5 million and $4 million for the nine months ended September 30, 2020 and 2019, respectively. These revenues are recorded as “Asset administration fees” in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at September 30, 2020 and December 31, 2019 were as follows:

	Maturity Date	Interest Rates			September 30, 2020	December 31, 2019
					(in thousands)
U.S. dollar fixed rate notes	2027	0.00%	-	14.85%	$808	$2,433
Total notes receivable - affiliated(1)					$808	$2,433

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Accrued interest receivable related to these loans was $0.0 million at both September 30, 2020 and December 31, 2019 and is included in “Other assets”. Revenues related to these assets were $0.0 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and $0.1 million for both the nine months ended September 30, 2020 and 2019, and are included in “Other income”.

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the nine months ended September 30, 2020 and for the year ended December 31, 2019.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
Prudential Annuities Life Assurance Corporation	April 2019	Sale	Equity Securities	$3,293	$2,995	$0	$298
Prudential Insurance	April 2020	Purchase	Fixed Maturities	$3,485	$3,320	$(130)	$0

Debt Agreements

The Company is authorized to borrow funds up to $200 million from affiliates to meet its capital and other funding needs. As of September 30, 2020 there was no debt outstanding. The short-term debt was $0.1 million as of December 31, 2019.

The total interest expense to the Company related to loans payable to affiliates was $0.0 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and $0.0 million and $0.1 million for the nine months ended September 30, 2020 and 2019, respectively.

Contributed Capital and Dividends

In March 2020, the Company received a capital contribution in the amount of $85 million from Pruco Life. In December 2019, the Company received a capital contribution in the amount of $60 million from Pruco Life.

Through September 2020, the Company did not pay any dividends. In 2019, the Company did not pay any dividends to Pruco Life.

Reinsurance with Affiliates

As discussed in Note 6, the Company participates in reinsurance transactions with certain affiliates.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans. As of September 30, 2020 and December 31, 2019, the outstanding balances on these commitments were $0.4 million and $4 million, respectively. The above amount includes unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0.0 million as of September 30, 2020, which is a change of $0.0 million for the three and nine months ended September 30, 2020. The Company has made commitments to purchase or fund investments, mostly private fixed maturities. As of September 30, 2020 and December 31, 2019, $70 million and $48 million, respectively, of these commitments were outstanding. The above amount includes unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for both the three and nine months ended September 30, 2020.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of September 30, 2020, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $10 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Management assessed the materiality of the misstatement described above on prior period financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in ASC 250-10, Accounting Changes and Error Corrections ("ASC 250"), and concluded that these misstatements were not material to any prior annual or interim periods. Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the financial statements for the nine months ended September 30, 2019, which are presented herein, have been revised. Similarly, impacted prior periods presented within the Annual Report on Form 10-K for the year ended December 31, 2020 will be revised.

The following are selected line items from the financial statements illustrating the effects of these revisions:

Statements of Cash Flows

	Nine Months Ended September 30, 2019
	As Previously Reported	Revision	As Revised
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Policy charges and fee income	$(37,295)	$23,421	$(13,874)
Cash flows from (used in) operating activities	(6,247)	23,421	17,174
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders' account withdrawals	(248,126)	(15,815)	(263,941)
Other, net	0	(7,606)	(7,606)
Cash flows from (used in) financing activities	80,929	(23,421)	57,508

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of September 30, 2020, compared with December 31, 2019, and its results of operations for the three and nine months ended September 30, 2020 and 2019. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as well as the statements under “Forward-Looking Statements”, the "Risk Factors" section and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

COVID-19
Beginning in the first quarter of 2020, the outbreak of the 2019 novel coronavirus (“COVID-19”) created extreme stress and disruption in the global economy and financial markets and elevated mortality and morbidity experience for the global population. These events impacted our results of operations in the current period and are expected to drive future impacts to our results of operations. The Company has taken several measures to manage the impacts of this crisis. The actual and expected impacts of these events and other items are included in the following update:
•Outlook. We expect COVID-19 to continue to contribute to elevated levels of mortality, resulting in increased life insurance claims in the near-term. We have taken pricing and product actions to ensure we realize appropriate returns for the current economic environment, and to diversify our product mix to further limit our sensitivity to interest rates, while maintaining a solid value proposition for our customers. These actions included the suspension in July 2020 of our single life guaranteed universal life product, and a pivot to less rate-sensitive annuities products with the decision to discontinue sales of traditional variable annuities with guaranteed living benefits effective December 31, 2020. In addition, while our distribution platforms include a suite of digital, hybrid, and in-person options, mandated social distancing has limited in-person engagement between customers and financial professionals. Collectively, we expect the product actions we have taken and the constrained distribution environment to adversely impact our sales prospects in the near-term.

•Results of Operations. For the three months and nine months ended September 30, 2020 we reported a net gain of $19 million and $44 million, respectively, inclusive of the unfavorable financial market conditions that impacted our reported results. See “Results of Operations” for a discussion of results for the third quarter and the first nine months of 2020.

•Liquidity. The impact of COVID-19 and related market dislocations could strain our existing liquidity and cause us to increase the use of our alternative sources of liquidity, which could result in increased financial leverage on our balance sheet and negatively impact our credit and financial strength ratings or ratings outlooks. See “Liquidity and Capital Resources-Liquidity” for a discussion of our liquidity.

•Capital Resources. As of September 30, 2020, we maintained capital levels consistent with our ratings targets. However, market conditions could negatively impact our statutory capital and constrain our overall capital flexibility. Adverse market conditions could require us to take additional management actions to maintain capital consistent with our ratings objectives, which may include redeploying financial resources from internal sources, or using available affiliate sources of capital or seeking additional sources. See “Liquidity and Capital Resources-Capital” for a discussion of our capital resources.

•Risk Factors. The COVID-19 pandemic has adversely impacted our results of operations, financial position, investment portfolio, new business opportunities and operations, and these impacts are expected to continue. For additional information on the risks to our business posed by the COVID-19 pandemic, see “Risk Factors.”

•Business Continuity. One of the main impacts of the COVID-19 pandemic has been executing our business continuity protocols to ensure our employees are safe and able to serve our customers. This included effectively transitioning the vast majority of our employees to remote work arrangements.

We believe we can sustain remote work and social distancing for an indefinite period while ensuring that critical business operations are sustained. In addition, we are managing COVID-19-related impacts on third-party provided services, and do not anticipate significant interruption in critical operations.

•CARES Act and Other Regulatory Developments. In March 2020 Congress enacted the Coronavirus Aid, Relief, and Economic Security Act ("the CARES Act"), which provides $2 trillion in economic stimulus to taxpayers, small businesses, and corporations through various grant and loan programs, tax provisions and regulatory relief. One provision of the CARES Act amends the Tax Cuts and Jobs Act ("TCJA") and allows companies with net operating losses (“NOLs”) originating in 2018, 2019 or 2020 to carry back those losses for five years. See Note 7 to the Unaudited Interim Financial Statements for more information.

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

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•DAC and other costs, including deferred sales inducements (“DSI”);
•Policyholder liabilities;
•Valuation of investments, including derivatives, measurement of allowance for credit losses, and recognition of other-than-temporary impairments ("OTTI");
•Reinsurance recoverables;
•Taxes on income; and
•Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, other costs and liabilities for future policy benefits for certain of our products, primarily our domestic variable annuity and variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. As of September 30, 2020, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 3.5% near-term mean reversion equity expected rate of return.

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

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the Financial Accounting Standards Board (“FASB”) on August 15, 2018 and is expected to have a significant impact on the Consolidated Financial Statements and Notes to the Consolidated Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, in November 2020 the FASB issued ASU 2020-11, Financial Services - Insurance (Topic 944): Effective Date and Early Application to defer for an additional one year the effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to how earnings emerge thereafter. See Note 2 to our Unaudited Interim Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Changes in Financial Position

Total assets increased $1.2 billion from $21.4 billion at December 31, 2019 to $22.6 billion at September 30, 2020. Significant component was:
•Reinsurance recoverables increased $0.9 billion primarily related to the variable annuity reinsured living benefit liabilities resulting from an increase in reserves related to our variable annuity living benefit guarantees driven by declining interest rates and the widening of credit spreads, partially offset by a favorable non-performance risk adjustment.
Total liabilities increased $1.0 billion from $20.8 billion at December 31, 2019 to $21.8 billion at September 30, 2020. Significant component was:
•Future policy benefits increased $0.9 billion primarily driven by an increase in reserves related to our variable annuity living benefit guarantees, as discussed above, as well as growth in universal and term life.

Total equity increased $0.2 billion from $0.6 billion at December 31, 2019 to $0.8 billion at September 30, 2020, primarily driven by a capital contribution from Pruco Life to fund additional reserve requirements.

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Income (loss) from operations before income taxes increased $11.7 million from $8.6 million for the three months ended September 30, 2019 to $20.3 million for the three months ended September 30, 2020 primarily driven by:
•Higher Policy charges and fee income due to higher revenue from sales of principle-based reserving (“PBR”) products;
•Higher Net investment income due to higher non-coupon investment results from favorable market conditions; and
•Higher Premiums from continued growth in PBR term policies retained within the Company;
Partially offset by:

•Higher Policyholders' benefits from an increase in guaranteed minimum death benefit ("GMDB") reserves due to business growth from sales of PBR products and projected low interest rates; and
•Higher General, administrative and other expenses driven by an unfavorable comparative impact from commission and expense allowance ceded due to lower annuity sales.
Nine Months Comparison

Income (loss) from operations before income taxes increased $9.1 million from $29.4 million for the nine months ended September 30, 2019 to $38.5 million for the nine months ended September 30, 2020. Excluding the impact of our annual reviews and update of assumptions and other refinements, income (loss) increased $6 million primarily driven by:
•Higher Policyholders' benefits from an increase in benefit reserves from continued growth in retained PBR term products and higher GMDB reserves due to business growth from sales of PBR products and unfavorable interest rate environment; and
•Higher General, administrative and other expenses driven by an unfavorable comparative impact from commission and expense allowance ceded due to lower annuity sales;
Partially offset by:

•Higher Premiums from continued growth in PBR term policies; and
•Higher Policy charges and fee income due to higher revenue from sales of PBR products.
Revenues, Benefits and Expenses

Three Months Comparison

Revenues increased $14.9 million from a gain of $36.2 million for the three months ended September 30, 2019 to a gain of $51.1 million for the three months ended September 30, 2020 primarily driven by:
•Higher Net investment income due to an increase in revenue from non-coupon investments;
•Higher Policy charges and fee income due to higher revenue from sales of PBR products that are fully retained in the Company; and
•Higher Premiums from continued growth in PBR term policies.

Benefits and expenses increased $3.3 million from an expense of $27.6 million for the three months ended September 30, 2019 to an expense of $30.9 million for the three months ended September 30, 2020 primarily driven by:
•Higher General, administrative and other expenses driven by an unfavorable comparative impact from commission and expense allowance ceded due to lower annuity sales; and
•Higher Amortization of deferred policy acquisitions costs primarily driven by higher retained business growth in the Company;
Partially offset by:

•Lower Interest credited to policyholders' account balances primarily driven by an offsetting Index Universal Life refinement impact to Realized investment gains (losses), net.

Nine Months Comparison
Revenues increased $32 million from a gain of $117.7 million for the nine months ended September 30, 2019 to a gain of $149.7 million for the nine months ended September 30, 2020. Excluding the impact of our annual reviews and update of assumptions and other refinements, Revenues increased $32 million primarily driven by:
•Higher Policy charges and fee income due to higher revenue from sales of PBR products that are fully retained in the Company;
•Higher Realized Investment gains (losses), net driven by an increase in living benefit fees ceded as reserves on the living benefit guarantees increased relatively more than prior year with an offsetting impact in Policy charges and fee income; and
•Higher Premiums from continued growth in PBR term policies.
Benefits and expenses increased $22.9 million from an expense of $88.3 million for the nine months ended September 30, 2019 to an expense of $111.2 million for the nine months ended September 30, 2020. Excluding the impact of our annual reviews and update of assumptions and other refinements, Benefits and expenses increased $26 million primarily driven by:
•Higher General, administrative and other expenses driven by an unfavorable comparative impact from commission and expense allowance ceded due to lower annuity sales; and
•Higher Policyholders' benefits from an increase in benefit reserves from continued growth in retained PBR term products and higher GMDB reserves due to business growth from sales of PBR products and unfavorable interest rate environment.
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

The Company is subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include, requirements (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, credit exposure reporting and credit concentration. For information on these regulatory initiatives and their potential impact on us, see “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

COVID-19 and Related Market Disruptions

Beginning in the first quarter of 2020, broad market concerns over the impact of COVID-19 have led to significant volatility and disruptions in the global economy and financial markets. Given this macro environment and the global pandemic, as examined through our stress testing, in the first nine months of the year we accelerated our product diversification strategy and repriced certain products, which are expected to support the capital position over time.

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

Capital. As of September 30, 2020, the Company maintained capital levels consistent with its ratings targets. However, market conditions could negatively impact the statutory capital and constrain our overall capital flexibility. For example, adverse market conditions may lead to increased defaults and/or further deterioration in the credit quality or fair values of our investment portfolio, which would negatively impact our statutory capital. Adverse market conditions could require us to take additional management actions to maintain capital consistent with our ratings objectives, which may include redeploying financial resources from internal sources or using available external sources of capital or seeking additional sources.

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

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, and fixed maturities that are not designated as held-to-maturity and public equity securities. As of September 30, 2020 and December 31, 2019, the Company had liquid assets of $1,903 million and $1,627 million, respectively. The portion of liquid assets comprised cash and cash equivalents was $68 million and $56 million as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, $1,734 million, or 96%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.

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

As of September 30, 2020, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $14,825 million of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $12,849 million of surplus notes was outstanding, compared to an aggregate insurance capacity of $13,700 million, of which $12,009 million was outstanding as of December 31, 2019. The amounts reflect a $1,200 million Credit-Linked Note Structure entered into in June 2020 for Guideline AXXX reserves, of which $700 million was outstanding as of September 30, 2020. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2019.

As of September 30, 2020, our affiliated captive reinsurance companies had outstanding an aggregate of $2.3 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.7 billion relates to Regulation XXX reserves and approximately $1.6 billion relates to Guideline AXXX reserves. In addition, as of September 30, 2020, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $4.0 billion of surplus notes outstanding that were issued to affiliates.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of September 30, 2020, there have been no material changes in our economic exposure to market risk from December 31, 2019, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2019, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See “Risk Factors” in this Quarterly Report on Form 10-Q and Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of September 30, 2020. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
During the first nine months of 2020, the COVID-19 crisis (i) caused unfavorable financial market conditions which had a substantial negative effect on reported results of our business, (ii) negatively impacted our statutory capital and constrained our overall capital flexibility primarily due to asset value declines and the need to strengthen reserves, and (iii) caused us to lower our outlook for the future, as described further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview-COVID-19.”
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
Finally, we cannot predict whether COVID-19 will ultimately lead to longer-term deviations from the mortality or policyholder behavior assumptions we used to price our products.
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
Date: November 12, 2020