Form 10-Q
period 2021-03-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2021-05-12
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of May 12, 2021, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding. As of such date, Pruco Life Insurance Company, an Arizona corporation, owned all of the registrant’s Common Stock.
Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey and its subsidiary. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey and its subsidiary will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) the ongoing impact of the COVID-19 pandemic on the global economy, financial markets and our business, (2) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (3) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (4) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (5) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (6) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (7) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data (d) reliance on third parties or (e) labor and employment matters; (8) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (9) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; and (13) reputational damage. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2020 for discussion of certain risks relating to our business and investment in our securities.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Financial Position
March 31, 2021 and December 31, 2020 (in thousands, except share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Fixed maturities available for sale, at fair value (allowance for credit losses: 2021-$0; 2020-$0) (amortized cost: 2021-$1,691,841; 2020-$1,635,870)	$1,824,338	$1,894,195
Fixed maturities, trading, at fair value (amortized cost: 2021-$17,718; 2020-$17,718)	18,639	19,269
Equity securities, at fair value (cost: 2021-$4,660; 2020-$4,660)	5,978	6,218
Policy loans	211,807	212,163
Commercial mortgage and other loans (net of $466 and $440 allowance for credit losses at March 31, 2021 and December 31, 2020, respectively)	132,441	133,115
Other invested assets (includes $15,487 and $17,581 of assets measured at fair value at March 31, 2021 and December 31, 2020, respectively)	103,134	97,509
Total investments	2,296,337	2,362,469
Cash and cash equivalents	71,205	68,527
Deferred policy acquisition costs	253,609	224,425
Accrued investment income	21,678	21,248
Reinsurance recoverables	3,331,052	3,860,612
Receivables from parent and affiliates	33,384	31,061
Income taxes receivable	10,937	0
Other assets	18,777	23,007
Separate account assets	17,151,428	17,117,510
TOTAL ASSETS	$23,188,407	$23,708,859
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$2,596,465	$2,532,766
Future policy benefits	2,431,120	2,976,575
Cash collateral for loaned securities	2,725	2,725
Income taxes payable	0	10,821
Payables to parent and affiliates	13,596	16,250
Other liabilities	192,841	187,620
Separate account liabilities	17,151,428	17,117,510
Total liabilities	22,388,175	22,844,267
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock ($5 par value; 400,000 shares authorized, issued and outstanding)	2,000	2,000
Additional paid-in capital	350,035	348,735
Retained earnings	352,588	328,450
Accumulated other comprehensive income (loss)	95,609	185,407
Total equity	800,232	864,592
TOTAL LIABILITIES AND EQUITY	$23,188,407	$23,708,859

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2021 and 2020 (in thousands)

	Three Months Ended March 31,
	2021	2020
REVENUES
Premiums	$7,559	$5,194
Policy charges and fee income	28,318	23,969
Net investment income	23,545	16,965
Asset administration fees	2,026	1,565
Other income	(264)	(1,949)
Realized investment gains (losses), net	15,832	13,065
TOTAL REVENUES	77,016	58,809
BENEFITS AND EXPENSES
Policyholders’ benefits	18,835	16,686
Interest credited to policyholders’ account balances	10,711	10,191
Amortization of deferred policy acquisition costs	7,123	5,312
General, administrative and other expenses	14,084	10,374
TOTAL BENEFITS AND EXPENSES	50,753	42,563
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	26,263	16,246
Income tax expense (benefit)	2,125	1,701
NET INCOME (LOSS)	$24,138	$14,545
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(108)	(1)
Net unrealized investment gains (losses)	(113,561)	(20,968)
Total	(113,669)	(20,969)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(23,871)	(4,404)
Other comprehensive income (loss), net of taxes	(89,798)	(16,565)
Comprehensive income (loss)	$(65,660)	$(2,020)

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Equity
Three Months Ended March 31, 2021 and 2020 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2020	$2,000	$348,735	$328,450	$185,407	$864,592
Contributed capital		1,300			1,300
Comprehensive income (loss):
Net income (loss)			24,138		24,138
Other comprehensive income (loss), net of tax				(89,798)	(89,798)
Total comprehensive income (loss)					(65,660)
Balance, March 31, 2021	$2,000	$350,035	$352,588	$95,609	$800,232

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2019	$2,000	$268,021	$280,246	$85,635	$635,902
Cumulative effect of adoption of accounting changes(1)			(167)		(167)
Contributed capital		85,112			85,112
Contributed (distributed) capital-parent/child asset transfers		(4,268)			(4,268)
Net income (loss)			14,545		14,545
Other comprehensive income (loss), net of tax				(16,565)	(16,565)
Total comprehensive income (loss)					(2,020)
Balance, March 31, 2020	$2,000	$348,865	$294,624	$69,070	$714,559

(1)Includes the impact from the adoption of ASU 2016-13. See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.
See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Cash Flows
Three Months Ended March 31, 2021 and 2020 (in thousands)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$24,138	$14,545
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(10,959)	(8,571)
Interest credited to policyholders’ account balances	10,711	10,191
Realized investment (gains) losses, net	(15,832)	(13,065)
Amortization and other non-cash items	(4,785)	1,063
Change in:
Future policy benefits	62,561	108,205
Reinsurance recoverables	(43,468)	(96,083)
Accrued investment income	(430)	(731)
Net payables to/receivables from parent and affiliates	(5,011)	(951)
Deferred policy acquisition costs	(18,981)	(12,994)
Income taxes	2,114	1,690
Derivatives, net	5,046	(251)
Other, net	14,388	1,313
Cash flows from (used in) operating activities	19,492	4,361
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	14,508	13,664
Policy loans	7,377	6,512
Ceded policy loans	(742)	(297)
Commercial mortgage and other loans	483	5,457
Other invested assets	390	857
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(50,946)	(28,895)
Policy loans	(4,537)	(8,623)
Ceded policy loans	334	2,474
Commercial mortgage and other loans	0	(2,198)
Other invested assets	(4,149)	(3,452)
Notes receivable from parent and affiliates, net	(8)	75
Derivatives, net	(136)	(416)
Other, net	(104)	7
Cash flows from (used in) investing activities	(37,530)	(14,835)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	108,982	136,986
Ceded policyholders’ account deposits	(79,213)	(91,138)
Policyholders’ account withdrawals	(72,274)	(73,651)
Ceded policyholders’ account withdrawals	57,352	57,603
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	0	106
Net change in all other financing arrangements (maturities 90 days or less)	0	(89)
Drafts outstanding	(542)	5,000
Other, net	6,411	4,518
Cash flows from (used in) financing activities	20,716	39,335
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,678	28,861
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	68,527	55,924
CASH AND CASH EQUIVALENTS, END OF PERIOD	$71,205	$84,785
Significant Non-Cash Transactions

There were no significant non-cash transactions for the three months ended March 31, 2021. For the three months ended March 31, 2020, the Company received $85 million of non-cash assets from its parent, Pruco Life Insurance Company. See Note 9 for additional information.
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

Basis of Presentation

The Unaudited Interim Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Intercompany balances and transactions have been eliminated.

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The most significant estimates include those used in determining deferred policy acquisition costs ("DAC") and related amortization; policyholders' account balances related to the fair value of embedded derivative instruments associated with the index-linked features of certain universal life products; valuation of investments including derivatives, measurement of allowance for credit losses, and the recognition of other-than-temporary impairments (“OTTI”); future policy benefits including guarantees; reinsurance recoverables; provision for income taxes and valuation of deferred tax assets; and accruals for contingent liabilities, including estimates for losses in connection with unresolved legal and regulatory matters.

COVID-19

Beginning in the first quarter of 2020, the outbreak of the novel coronavirus (“COVID-19”) resulted in extreme stress and disruption in the global economy and financial markets. While markets have rebounded, the pandemic has adversely impacted, and may continue to adversely impact, the Company's results of operations, financial condition and cash flows. Due to the highly uncertain nature of these conditions, it is not possible to estimate the ultimate impacts at this time. The risks may have manifested, and may continue to manifest, in the Company's financial statements in the areas of, among others, i) investments: increased risk of loss on our investments due to default or deterioration in credit quality or value; and ii) insurance liabilities and related balances: potential changes to assumptions regarding investment returns, mortality and policyholder behavior which are reflected in our insurance liabilities and certain related balances (e.g., DAC, etc.). The Company cannot predict what impact the COVID-19 pandemic will ultimately have on its businesses.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of March 31, 2021, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASU issued but not yet adopted as of March 31, 2021 — ASU 2018-12

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018 and is expected to have a significant impact on the Financial Statements and Notes to the Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, in November 2020 the FASB issued ASU 2020-11, Financial Services-Insurance (Topic 944): Effective Date and Early Application to defer for an additional one year the effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. The Company currently intends to adopt ASU 2018-12 effective January 1, 2023. ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. Outlined below are four key areas of change, although there are other less significant changes not noted below. In addition to the impacts to the balance sheet upon transition, the Company also expects an impact to the pattern of earnings emergence following the transition date.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Modifications related to COVID-19

We assess modifications to certain fixed income instruments on a case-by-case basis to evaluate whether a troubled debt restructuring ("TDR") has occurred. In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") provides a temporary suspension of TDR accounting for certain COVID-19 related modifications where the investment was not more than 30 days past due as of December 31, 2019 (“TDR Relief”). The TDR Relief was set to expire on December 31, 2020, but was extended through December 31, 2021 by the Consolidated Appropriations Act of 2021. The Company elected to apply the TDR Relief beginning in the first quarter of 2021. The TDR Relief does not apply to modifications completed 60 days after the national emergency related to COVID-19 ends, or December 31, 2021, whichever comes earlier. As of March 31, 2021, any such modifications did not have a material impact on the Company's results of operations. For additional information regarding the Company’s policies for troubled debt restructurings, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$10,581	$883	$0	$0	$11,464
Obligations of U.S. states and their political subdivisions	162,123	16,339	0	0	178,462
Foreign government bonds	98,897	6,352	1,753	0	103,496
U.S. public corporate securities	819,642	82,750	9,962	0	892,430
U.S. private corporate securities	219,742	14,690	432	0	234,000
Foreign public corporate securities	74,570	5,823	1,388	0	79,005
Foreign private corporate securities	146,199	10,526	1,280	0	155,445
Asset-backed securities(1)	16,540	681	1	0	17,220
Commercial mortgage-backed securities	140,516	8,796	0	0	149,312
Residential mortgage-backed securities(2)	3,031	473	0	0	3,504
Total fixed maturities, available-for-sale	$1,691,841	$147,313	$14,816	$0	$1,824,338

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

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2021
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government bonds	$29,269	$1,753	$0	$0	$29,269	$1,753
U.S. public corporate securities	151,096	9,962	0	0	151,096	9,962
U.S. private corporate securities	15,403	262	5,180	170	20,583	432
Foreign public corporate securities	23,302	1,388	0	0	23,302	1,388
Foreign private corporate securities	11,241	208	11,585	1,072	22,826	1,280
Asset-backed securities	490	1	1,012	0	1,502	1
Total fixed maturities, available-for-sale	$230,801	$13,574	$17,777	$1,242	$248,578	$14,816

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2020
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government bonds	$2,122	$29	$0	$0	$2,122	$29
U.S. public corporate securities	10,416	118	0	0	10,416	118
U.S. private corporate securities	9,635	225	0	0	9,635	225
Foreign public corporate securities	1,611	51	0	0	1,611	51
Foreign private corporate securities	0	0	12,017	640	12,017	640
Asset-backed securities	988	2	3,941	10	4,929	12
Residential mortgage-backed securities	0	0	0	0	0	0
Total fixed maturities, available-for-sale	$24,772	$425	$15,958	$650	$40,730	$1,075

As of March 31, 2021 and December 31, 2020, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $13.8 million and $0.4 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $1.0 million and $0.7 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of March 31, 2021, the $1.2 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, consumer non-cyclical and transportation sectors. As of December 31, 2020, the $0.7 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance and consumer non-cyclical sectors.

In accordance with its policy described in Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at March 31, 2021. This conclusion was based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of March 31, 2021, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	March 31, 2021
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$45,685	$45,656
Due after one year through five years	237,943	252,705
Due after five years through ten years	149,055	160,579
Due after ten years	1,099,071	1,195,362
Asset-backed securities	16,540	17,220
Commercial mortgage-backed securities	140,516	149,312
Residential mortgage-backed securities	3,031	3,504
Total fixed maturities, available-for-sale	$1,691,841	$1,824,338

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed and residential mortgage-backed securities are shown separately in the table above, as they do not have a single maturity date.

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$2,922	$1,410
Proceeds from maturities/prepayments	10,086	12,254
Gross investment gains from sales and maturities	25	24
Gross investment losses from sales and maturities	(167)	0
Write-downs recognized in earnings(2)	0	(625)
(Addition to) release of allowance for credit losses	0	0

(1)Includes $(1.5) million and $0.0 million of non-cash related proceeds due to the timing of trade settlements for the three months ended March 31, 2021 and 2020, respectively.
(2)Amounts represent securities actively marketed for sale.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
For both the three months ended March 31, 2021 and 2020, there was no activity in the allowance for credit losses for fixed maturity securities.

See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, for additional information about the Company's methodology for developing our allowance for credit losses.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of both March 31, 2021 and December 31, 2020.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income,” was $(0.2) million and $(0.5) million during the three months ended March 31, 2021 and 2020, respectively.

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	March 31, 2021		December 31, 2020
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$46,534	35.0%	$46,755	35.0%
Hospitality	14,031	10.6	14,031	10.5
Industrial	13,884	10.4	13,936	10.4
Office	23,524	17.7	23,649	17.7
Other	16,801	12.6	16,929	12.7
Retail	15,772	11.9	15,857	11.9
Total commercial mortgage loans	130,546	98.2	131,157	98.2
Agricultural property loans	2,361	1.8	2,398	1.8
Total commercial mortgage and agricultural property loans	132,907	100.0%	133,555	100.0%
Allowance for credit losses	(466)		(440)
Total net commercial mortgage and other loans	$132,441		$133,115

As of March 31, 2021, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in New York (14%), Florida (10%), Illinois (9%) and Texas (9%)) and included loans secured by properties in Europe (11%).

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended March 31,
	2021			2020
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$440	$0	$440	$164	$1	$165
Cumulative effect of adoption of ASU 2016-13	0	0	0	204	0	204
Addition to (release of) allowance for expected losses	26	0	26	73	0	73
Allowance, end of period	$466	$0	$466	$441	$1	$442

See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information about the Company's methodology for developing our allowance and expected losses.

For the three months ended March 31, 2021, the increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to net negative credit migration. For the three months ended March 31, 2020, the increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to the cumulative effect of adoption of ASU 2016-13.

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	March 31, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in thousands)
Commercial Mortgage Loans
Loan-to-Value Ratio:
0%-59.99%	$0	$0	$6,246	$1,466	$10,713	$64,251	$82,676
60%-69.99%	0	2,198	27,745	0	1,016	12,153	43,112
70%-79.99%	0	0	1,870	0	0	1,914	3,784
80% or greater	0	0	0	0	974	0	974
Total	$0	$2,198	$35,861	$1,466	$12,703	$78,318	$130,546
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$0	$2,198	$31,493	$1,466	$11,729	$72,099	$118,985
1.0 - 1.2x	0	0	3,364	0	974	6,219	10,557
Less than 1.0x	0	0	1,004	0	0	0	1,004
Total	$0	$2,198	$35,861	$1,466	$12,703	$78,318	$130,546
Agricultural Property Loans
Loan-to-Value Ratio:
0%-59.99%	$0	$0	$0	$0	$0	$2,361	$2,361
60%-69.99%	0	0	0	0	0	0	0
70%-79.99%	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$2,361	$2,361
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$0	$0	$0	$0	$0	$2,361	$2,361
1.0 - 1.2x	0	0	0	0	0	0	0
Less than 1.0x	0	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$2,361	$2,361

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

See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information about the Company's commercial mortgage and other loans credit quality monitoring process.

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	March 31, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$130,546	$0	$0	$0	$130,546	$0
Agricultural property loans	2,361	0	0	0	2,361	0
Total	$132,907	$0	$0	$0	$132,907	$0

(1)As of March 31, 2021, there were no loans in this category accruing interest.
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration, as of both March 31, 2021 and December 31, 2020.

For both the three months ended March 31, 2021 and 2020, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	March 31, 2021	December 31, 2020
	(in thousands)
Company’s investment in separate accounts	$3,373	$3,269
LPs/LLCs:
Equity method:
Private equity	45,304	38,261
Hedge funds	34,050	33,773
Real estate-related	4,920	4,625
Subtotal equity method	84,274	76,659
Fair value:
Private equity	567	590
Hedge funds	56	69
Real estate-related	2,208	2,141
Subtotal fair value	2,831	2,800
Total LPs/LLCs	87,105	79,459
Derivative instruments	12,656	14,781
Total other invested assets	$103,134	$97,509

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	March 31, 2021	December 31, 2020
	(in thousands)
Fixed maturities	$15,458	$15,178
Equity securities	92	1
Commercial mortgage and other loans	373	372
Policy loans	5,748	5,688
Short-term investments and cash equivalents	7	9
Total accrued investment income	$21,678	$21,248

There were no write-downs on accrued investment income for both the three months ended March 31, 2021 and 2020.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Fixed maturities, available-for-sale	$15,966	$14,162
Fixed maturities, trading	167	121
Equity securities	91	91
Commercial mortgage and other loans	1,267	1,402
Policy loans	2,827	2,876
Other invested assets	4,243	(1,045)
Short-term investments and cash equivalents	22	303
Gross investment income	24,583	17,910
Less: investment expenses	(1,038)	(945)
Net investment income	$23,545	$16,965

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Fixed maturities(1)	$(142)	$(601)
Commercial mortgage and other loans	(26)	(73)
Other invested assets	34	(60)
Derivatives	15,970	13,871
Short term investments and cash equivalents	(4)	(72)
Realized investment gains (losses), net	$15,832	$13,065

(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	March 31, 2021	December 31, 2020
	(in thousands)
Fixed maturity securities, available-for-sale without an allowance	$132,497	$258,325
Derivatives designated as cash flow hedges(1)	(1,453)	(2,998)
Affiliated notes, available-for-sale	212	254
Other investments	307	143
Net unrealized gains (losses) on investments	$131,563	$255,724

(1)For more information on cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both March 31, 2021 and December 31, 2020, the Company had no repurchase agreements.

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	March 31, 2021			December 31, 2020
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
Foreign public corporate securities	$2,725	$0	$2,725	$2,725	$0	$2,725
Total cash collateral for loaned securities(1)	$2,725	$0	$2,725	$2,725	$0	$2,725

(1)The Company did not have any agreements with remaining contractual maturities greater than thirty days, as of the dates indicated.

4.    DERIVATIVES AND HEDGING

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

Other types of financial contracts that the Company accounts for as derivatives include:
•Embedded derivatives

For detailed information on these contracts and the related strategies, see Note 4 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

	March 31, 2021			December 31, 2020
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$126,312	$2,685	$(5,670)	$126,806	$2,404	$(7,017)
Total Derivatives Designated as Hedge Accounting Instruments:	$126,312	$2,685	$(5,670)	$126,806	$2,404	$(7,017)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$30,200	$3,409	$0	$30,200	$4,535	$0
Credit
Credit Default Swaps	0	0	0	713	0	(6)
Currency/Interest Rate
Foreign Currency Swaps	33,224	2,230	(1,648)	33,224	2,374	(1,650)
Foreign Currency
Foreign Currency Forwards	3,466	127	(2)	3,087	0	(96)
Equity
Equity Options	454,675	41,498	(29,973)	441,725	41,582	(27,350)
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	$521,565	$47,264	$(31,623)	$508,949	$48,491	$(29,102)
Total Derivatives(1)(2)	$647,877	$49,949	$(37,293)	$635,755	$50,895	$(36,119)

(1)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $661 million and $1,195 million as of March 31, 2021 and December 31, 2020, respectively included in “Future policy benefits” and $137 million and $154 million as of March 31, 2021 and December 31, 2020, respectively included in “Policyholders’ account balances". The fair value of the related reinsurance, included in "Reinsurance recoverables" or "Other liabilities" was an asset of $661 million and $1,195 million as of March 31, 2021 and December 31, 2020, respectively.
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

	March 31, 2021
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$49,949	$(37,293)	$12,656	$(12,656)	$0
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$49,949	$(37,293)	$12,656	$(12,656)	$0
Offsetting of Financial Liabilities:
Derivatives(1)	$37,293	$(37,293)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$37,293	$(37,293)	$0	$0	$0

	December 31, 2020
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$50,895	$(36,114)	$14,781	$(14,572)	$209
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$50,895	$(36,114)	$14,781	$(14,572)	$209
Offsetting of Financial Liabilities:
Derivatives(1)	$36,119	$(36,119)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$36,119	$(36,119)	$0	$0	$0

(1)Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 9. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

	Three Months Ended March 31, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(8)	$401	$159	$1,545
Total cash flow hedges	(8)	401	159	1,545
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(827)	0	0	0
Currency	111	0	0	0
Currency/Interest Rate	3	0	(6)	0
Credit	(3)	0	0	0
Equity	1,965	0	0	0
Embedded Derivatives	14,729	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	15,978	0	(6)	0
Total	$15,970	$401	$153	$1,545

	Three Months Ended March 31, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$26	$478	$1,005	$16,011
Total cash flow hedges	26	478	1,005	16,011
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,839	0	0	0
Currency	73	0	0	0
Currency/Interest Rate	4,527	0	19	0
Credit	0	0	0	0
Equity	(10,384)	0	0	0
Embedded Derivatives	17,790	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	13,845	0	19	0
Total	$13,871	$478	$1,024	$16,011

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
(1)Net change in AOCI.

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2020	$(2,998)
Amount recorded in AOCI
Currency/Interest Rate	2,097
Total amount recorded in AOCI	2,097
Amount reclassified from AOCI to income
Currency/Interest Rate	(552)
Total amount reclassified from AOCI to income	(552)
Balance, March 31, 2021	$(1,453)
.
The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using March 31, 2021 values, it is estimated that a pre-tax gain of $1.5 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending March 31, 2022.

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

Credit Derivatives

The Company has no exposure from credit derivative positions where it has written credit protection as of March 31, 2021 and December 31, 2020.
The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. The Company has outstanding notional amounts of $0 million and $0.7 million reported as of March 31, 2021 and December 31, 2020, respectively with a fair value of $0 million for both periods.

Counterparty Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by entering into derivative transactions with its affiliate, Prudential Global Funding LLC (“PGF”), related to its over-the-counter ("OTC") derivatives. PGF, in turn, manages its credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreement, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single-party credit exposures which are subject to periodic management review.

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

For a discussion of the Company's valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 5 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	March 31, 2021
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$11,464	$0	$	$11,464
Obligations of U.S. states and their political subdivisions	0	178,462	0		178,462
Foreign government bonds	0	103,496	0		103,496
U.S. corporate public securities	0	892,430	0		892,430
U.S. corporate private securities	0	233,567	433		234,000
Foreign corporate public securities	0	79,005	0		79,005
Foreign corporate private securities	0	133,547	21,898		155,445
Asset-backed securities(2)	0	17,220	0		17,220
Commercial mortgage-backed securities	0	149,312	0		149,312
Residential mortgage-backed securities	0	3,504	0		3,504
Subtotal	0	1,802,007	22,331		1,824,338
Fixed maturities, trading	0	18,639	0		18,639
Equity securities	0	121	5,857		5,978
Cash equivalents	0	63,555	0		63,555
Other invested assets(3)	0	49,949	0	(37,293)	12,656
Reinsurance recoverables	0	0	660,533		660,533
Receivables from parent and affiliates	0	782	0		782
Subtotal excluding separate account assets	0	1,935,053	688,721	(37,293)	2,586,481
Separate account assets(4)(5)	0	15,041,532	0		15,041,532
Total assets	$0	$16,976,585	$688,721	$(37,293)	$17,628,013
Future policy benefits(6)	$0	$0	$660,533	$	$660,533
Policyholders' account balances	0	0	136,773		136,773
Payables to parent and affiliates	0	37,293	0	(37,293)	0
Total liabilities	$0	$37,293	$797,306	$(37,293)	$797,306

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2020
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$11,655	$0	$	$11,655
Obligations of U.S. states and their political subdivisions	0	182,626	0		182,626
Foreign government bonds	0	92,636	0		92,636
U.S. corporate public securities	0	949,585	0		949,585
U.S. corporate private securities	0	245,194	424		245,618
Foreign corporate public securities	0	70,347	0		70,347
Foreign corporate private securities	0	141,734	23,621		165,355
Asset-backed securities(2)	0	17,189	0		17,189
Commercial mortgage-backed securities	0	155,418	0		155,418
Residential mortgage-backed securities	0	3,766	0		3,766
Subtotal	0	1,870,150	24,045		1,894,195
Fixed maturities, trading	0	19,269	0		19,269
Equity securities	0	123	6,095		6,218
Cash equivalents	0	60,879	0		60,879
Other invested assets(3)	0	50,895	0	(36,114)	14,781
Reinsurance recoverables	0	0	1,195,469		1,195,469
Receivables from parent and affiliates	0	815	0		815
Subtotal excluding separate account assets	0	2,002,131	1,225,609	(36,114)	3,191,626
Separate account assets(4)(5)	0	15,044,796	0		15,044,796
Total assets	$0	$17,046,927	$1,225,609	$(36,114)	$18,236,422
Future policy benefits(6)	$0	$0	$1,195,469	$	$1,195,469
Policyholders' account balances	0	0	153,937		153,937
Payables to parent and affiliates	0	36,119	0	(36,119)	0
Total liabilities	$0	$36,119	$1,349,406	$(36,119)	$1,349,406

(1)“Netting” amounts represent cash collateral of $0.0 million as of both March 31, 2021 and December 31, 2020.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of both March 31, 2021 and December 31, 2020, the fair values of such investments were $2.8 million.
(4)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). At March 31, 2021 and December 31, 2020, the fair value of such investments was $2,110 million and $2,073 million, respectively.
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
(6)As of March 31, 2021, the net embedded derivative liability position of $661 million includes $80 million of embedded derivatives in an asset position and $741 million of embedded derivatives in a liability position. As of December 31, 2020, the net embedded derivative liability position of $1,195 million includes $51 million of embedded derivatives in an asset position and $1,246 million of embedded derivatives in a liability position.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	March 31, 2021
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$22,331	Discounted cash flow	Discount rate	2.31%	5.06%	2.71%	Decrease
Reinsurance recoverables	$660,533	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(3)	$660,533	Discounted cash flow	Lapse rate(5)	1%	20%		Decrease
			Spread over LIBOR(6)	0.09%	1.14%		Decrease
			Utilization rate(7)	39%	96%		Increase
			Withdrawal rate	See table footnote (8) below.
			Mortality rate (9)	0%	15%		Decrease
			Equity volatility curve	17%	25%		Increase
Policyholders' account balances(4)	$136,773	Discounted cash flow	Lapse rate(5)	1%	6%		Decrease
			Spread over LIBOR(6)	0.09%	1.14%		Decrease
			Mortality rate (9)	0%	24%		Decrease
			Equity volatility curve	14%	27%		Increase

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$24,045	Discounted cash flow	Discount rate	1.84%	6.55%	2.32%	Decrease
Reinsurance recoverables	$1,195,469	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(3)	$1,195,469	Discounted cash flow	Lapse rate(5)	1%	20%		Decrease
			Spread over LIBOR(6)	0.06%	1.17%		Decrease
			Utilization rate(7)	39%	96%		Increase
			Withdrawal rate	See table footnote(8) below.
			Mortality rate(9)	0%	15%		Decrease
			Equity volatility curve	18%	26%		Increase
Policyholders' account balances(4)	$153,937	Discounted cash flow	Lapse rate(5)	1%	6%		Decrease
			Spread over LIBOR(6)	0.06%	1.17%		Decrease
			Mortality rate (9)	0%	24%		Decrease
			Equity volatility curve	15%	30%		Increase

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
(8)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of March 31, 2021 and December 31, 2020, the minimum withdrawal rate assumption is 76% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$24,045	$(1,714)	$0	$0	$0	$0	$0	$0	$0	$22,331	$(1,713)
Other assets:
Equity securities	6,095	(238)	0	0	0	0	0	0	0	5,857	(238)
Reinsurance recoverables	1,195,469	(562,720)	27,784	0	0	0	0	0	0	660,533	(551,773)
Liabilities:
Future policy benefits	(1,195,469)	562,720	0	0	(27,784)	0	0	0	0	(660,533)	551,773
Policyholders' account balances(4)	(153,937)	14,042	0	0	0	3,122	0	0	0	(136,773)	16,277

	Three Months Ended March 31, 2021
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$0	$0	$(1,714)	$0	$0	$0	$(1,713)
Other assets:
Equity securities	0	(238)	0	0	0	(238)	0
Reinsurance recoverables	(562,720)	0	0	0	(551,773)	0	0
Liabilities:
Future policy benefits	562,720	0	0	0	551,773	0	0
Policyholders' account balances	14,042	0	0	0	16,277	0	0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$1,178	$(1,774)	$0	$(860)	$0	$0	$0	$19,730	$0	$18,274	$(1,769)
Other assets:
Equity securities	7,305	(465)	0	0	0	0	0	0	0	6,840	(465)
Reinsurance recoverables	760,558	1,081,663	26,318	0	0	0	0	0	0	1,868,539	1,089,808
Liabilities:
Future policy benefits	(760,558)	(1,081,663)	0	0	(26,318)	0	0	0	0	(1,868,539)	(1,089,808)
Policyholders' account balances(4)	(133,793)	16,940	0	0	(6,755)	0	0	0	0	(123,608)	17,660

	Three Months Ended March 31, 2020
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$32	$0	$(1,814)	$8	$0	$0	$(1,769)
Other assets:
Equity securities	0	(465)	0	0	0	(465)	0
Reinsurance recoverables	1,081,663	0	0	0	1,089,808	0	0
Liabilities:
Future policy benefits	(1,081,663)	0	0	0	(1,089,808)	0	0
Policyholders' account balances	16,940	0	0	0	17,660	0	0

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
(4)Issuances and settlements for Policyholders' account balances are presented net in the rollforward.

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

	March 31, 2021
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$139,514	$139,514	$132,441
Policy loans	0	0	211,807	211,807	211,807
Cash and cash equivalents	7,650	0	0	7,650	7,650
Accrued investment income	0	21,678	0	21,678	21,678
Reinsurance recoverables	0	0	28,123	28,123	27,309
Receivables from parent and affiliates	0	32,602	0	32,602	32,602
Other assets	0	3,086	0	3,086	3,086
Total assets	$7,650	$57,366	$379,444	$444,460	$436,573
Liabilities:
Policyholders’ account balances - investment contracts	$0	$226,881	$40,410	$267,291	$266,477
Cash collateral for loaned securities	0	2,725	0	2,725	2,725
Payables to parent and affiliates	0	13,596	0	13,596	13,596
Other liabilities	0	69,271	0	69,271	69,271
Total liabilities	$0	$312,473	$40,410	$352,883	$352,069

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2020
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$140,921	$140,921	$133,115
Policy loans	0	0	212,163	212,163	212,163
Cash and cash equivalents	7,648	0	0	7,648	7,648
Accrued investment income	0	21,248	0	21,248	21,248
Reinsurance recoverables	0	0	28,654	28,654	26,915
Receivables from parent and affiliates	0	30,246	0	30,246	30,246
Other assets	0	6,205	0	6,205	6,205
Total assets	$7,648	$57,699	$381,738	$447,085	$437,540
Liabilities:
Policyholders’ account balances - investment contracts	$0	$220,527	$41,341	$261,868	$260,128
Cash collateral for loaned securities	0	2,725	0	2,725	2,725
Payables to parent and affiliates	0	16,250	0	16,250	16,250
Other liabilities	0	50,335	0	50,335	50,335
Total liabilities	$0	$289,837	$41,341	$331,178	$329,438

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Reinsurance amounts included in the Company’s Unaudited Interim Statements of Financial Position as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
Reinsurance recoverables	$3,331,052	$3,860,612
Policy loans	(21,220)	(21,466)
Deferred policy acquisition costs	(682,421)	(661,732)
Deferred sales inducements	(39,703)	(40,980)
Other assets	14,025	15,172
Other liabilities	117,088	127,234

Reinsurance recoverables by counterparty are broken out below:

	March 31, 2021	December 31, 2020
	(in thousands)
Prudential Insurance	$1,183,676	$1,726,545
PAR U	1,136,200	1,119,545
PARCC	442,630	448,884
PAR Term	238,713	236,561
Term Re	235,709	232,398
DART	68,162	69,268
Pruco Life	22,253	24,744
Unaffiliated	3,709	2,667
Total reinsurance recoverables	$3,331,052	$3,860,612

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Reinsurance amounts, included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, were as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Premiums:
Direct	$64,350	$64,633
Ceded	(56,791)	(59,439)
Net premiums	7,559	5,194
Policy charges and fee income:
Direct	107,538	109,072
Ceded(1)	(79,220)	(85,103)
Net policy charges and fee income	28,318	23,969
Net investment income:
Direct	23,753	17,192
Ceded	(208)	(227)
Net investment income	23,545	16,965
Asset administration fees:
Direct	10,806	9,725
Ceded	(8,780)	(8,160)
Net asset administration fees	2,026	1,565
Realized investment gains (losses), net:
Direct	577,847	(1,069,448)
Ceded	(562,015)	1,082,513
Realized investment gains (losses), net	15,832	13,065
Policyholders’ benefits (including change in reserves):
Direct	110,163	131,286
Ceded(2)	(91,328)	(114,600)
Net policyholders’ benefits (including change in reserves)	18,835	16,686
Interest credited to policyholders’ account balances:
Direct	21,312	22,258
Ceded	(10,601)	(12,067)
Net interest credited to policyholders’ account balances	10,711	10,191
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(36,429)	(75,533)
(1)Includes $0.0 million of unaffiliated activity for both the three months ended March 31, 2021 and 2020.
(2)Includes $(1) million and $1 million of unaffiliated activity for the three months ended March 31, 2021 and 2020, respectively.

The gross and net amounts of life insurance face amount in force as of March 31, 2021 and 2020 were as follows:

	2021	2020
	(in thousands)
Direct gross life insurance face amount in force	$154,519,117	$149,522,280
Reinsurance ceded	(139,942,682)	(136,956,945)
Net life insurance face amount in force	$14,576,435	$12,565,335

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

The Company's income tax provision amounted to an income tax expense of $2.1 million, or 8.09% of income (loss) from operations before income taxes in the first three months of 2021, compared to $1.7 million, or 10.47%, in the first three months of 2020. The Company’s current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

8.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Statements of Operations and Comprehensive Income (Loss). The balance of and changes in each component of AOCI as of and for the three months ended March 31, 2021 and 2020, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2020	$(783)	$186,190	$185,407
Change in OCI before reclassifications	(108)	(113,151)	(113,259)
Amounts reclassified from AOCI	0	(410)	(410)
Income tax benefit (expense)	23	23,848	23,871
Balance, March 31, 2021	$(868)	$96,477	$95,609

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2019	$(981)	$86,616	$85,635
Change in OCI before reclassifications	(1)	(20,060)	(20,061)
Amounts reclassified from AOCI	0	(908)	(908)
Income tax benefit (expense)	0	4,404	4,404
Balance, March 31, 2020	$(982)	$70,052	$69,070

(1)Includes cash flow hedges of $(1) million and $(3) million as of March 31, 2021 and December 31, 2020, respectively, and $19 million and $3 million as of March 31, 2020 and December 31, 2019, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/ Interest rate(3)	$552	$1,509
Net unrealized investment gains (losses) on available-for-sale securities	(142)	(601)
Total net unrealized investment gains (losses)(4)	410	908
Total reclassifications for the period	$410	$908

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

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on available-for-sale fixed maturity securities and certain other invested assets and other assets are included in the Company’s Unaudited Interim Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from OCI those items that are included as part of “Net income” for a period that had been part of OCI in earlier periods. There are no amounts related to net unrealized investment gains (losses) on available-for-sale fixed maturity securities on which an allowance for credit losses has been recognized as of March 31, 2021. The amounts for the periods indicated below represent all other net unrealized investment gains (losses):

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	DAC and Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(3)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)

Balance, December 31, 2020	$255,724	$28,241	$(48,283)	$(49,492)	$186,190
Net investment gains (losses) on investments arising during the period	(123,751)	0	0	25,988	(97,763)
Reclassification adjustment for (gains) losses included in net income	(410)	0	0	86	(324)
Impact of net unrealized investment (gains) losses on DAC and other costs	0	(8,631)	0	1,813	(6,818)
Impact of net unrealized investment (gains) losses on future policy benefits, policyholders' account balances and other liabilities	0	0	19,231	(4,039)	15,192
Balance, March 31, 2021	$131,563	$19,610	$(29,052)	$(25,644)	$96,477

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.0 million for both the three months ended March 31, 2021 and 2020. The expense charged to the Company for the deferred compensation program was $0.2 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $0.3 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.4 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $0.1 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $9 million and $17 million for the three months ended March 31, 2021 and 2020, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $2 million for both the three months ended March 31, 2021 and 2020.

Corporate-Owned Life Insurance

The Company has sold three Corporate-Owned Life Insurance ("COLI") policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $3,168 million at March 31, 2021 and $3,071 million at December 31, 2020. Fees related to these COLI policies were $7 million and $8 million for the three months ended March 31, 2021 and 2020, respectively. The Company retains 10% of the mortality risk associated with these COLI policies up to $0.1 million per individual policy.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $0.7 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $42 million and $41 million as of March 31, 2021 and December 31, 2020, respectively. "Net investment income" related to these ventures includes a gain of $0.8 million and a loss of $1.7 million for the three months ended March 31, 2021 and 2020, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $9 million and $8 million for the three months ended March 31, 2021 and 2020, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $2 million and $1 million for the three months ended March 31, 2021 and 2020, respectively. These revenues are recorded as “Asset administration fees” in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at March 31, 2021 and December 31, 2020 were as follows:

	Maturity Date	Interest Rates			March 31, 2021	December 31, 2020
					(in thousands)
U.S. dollar fixed rate notes	2027	0.00%	-	14.85%	$782	$815
Total long-term notes receivable - affiliated(1)					$782	$815

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

Accrued interest receivable related to these loans was $0.0 million at both March 31, 2021 and December 31, 2020 and is included in “Other assets”. Revenues related to these loans were $0.0 million for both the three months ended March 31, 2021 and 2020, and are included in “Other income”.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the three months ended March 31, 2021 and for the year ended December 31, 2020.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
Prudential Insurance	April 2020	Purchase	Fixed Maturities	$3,485	$3,320	$(130)	$0

Debt Agreements

The Company is authorized to borrow funds up to $200 million from affiliates to meet its capital and other funding needs. As of March 31, 2021 and December 31, 2020, there was no debt outstanding.

The total interest expense to the Company related to loans payable to affiliates was $0.0 million for both the three months ended March 31, 2021 and 2020.

Contributed Capital and Dividends

In March 2021, the Company received a capital contribution in the amount of $1 million from Pruco Life. In March 2020, the Company received a capital contribution in the amount of $85 million from Pruco Life.

Through March 2021 and December 2020, the Company did not pay any dividends to Pruco Life.

Reinsurance with Affiliates

As discussed in Note 6, the Company participates in reinsurance transactions with certain affiliates.

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans. As of March 31, 2021, the outstanding balance on these commitments was $2 million and no outstanding balance as of December 31, 2020. These amounts include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was no allowance for credit losses as of March 31, 2021 or December 31, 2020. For the three months ended March 31, 2021, there was no change in allowance and a change of $0.0 million for the three months ended March 31, 2020. The Company has made commitments to purchase or fund investments, mostly private fixed maturities. As of March 31, 2021 and December 31, 2020, $69 million and $74 million, respectively, of these commitments were outstanding. The amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for the three months ended March 31, 2021 or 2020.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of March 31, 2021, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $10 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

The following discussion of litigation and regulatory matters provides an update of those matters discussed in Note 14 to the Company's Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, and should be read in conjunction with the complete descriptions provided in the Form 10-K.

Regulatory

Variable Products

The Company has received regulatory inquiries and requests for information from state and federal regulators, including a subpoena from the U.S. Securities and Exchange Commission, concerning the appropriateness of variable product sales and replacement activity. The Company is cooperating with regulators and may become subject to additional regulatory inquiries and other actions related to this matter.

Summary

The Company’s litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. It is possible that the Company’s results of operations or cash flows in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flows for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial statements. Management believes, however, that, based on information currently known to it, the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, is not likely to have a material adverse effect on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of March 31, 2021, compared with December 31, 2020, and its results of operations for the three months ended March 31, 2021 and 2020. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as well as the statements under “Forward-Looking Statements”, and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

COVID-19
Beginning in the first quarter of 2020, the outbreak of the novel coronavirus (“COVID-19”) created extreme stress and disruption in the global economy and financial markets and elevated mortality and morbidity experience for the global population. The pandemic continues to impact our results of operations in the current period and is expected to continue to be a driver of future impacts to our results of operations. The Company has taken several measures to manage the impacts of this crisis. The actual and expected impacts of these events and other items are included in the following update:
•Outlook. We expect COVID-19 to continue to contribute to elevated levels of mortality, resulting in increased life insurance claims in the near-term. In addition, while we have seen strong sales of key products, social distancing associated with COVID-19 could adversely impact sales prospects in the near-term.

•Results of Operations. For the three months ended March 31, 2021 we reported a net income of $24 million. See “Results of Operations” for a discussion of results for the first quarter of 2021.

•Risk Factors. The COVID-19 pandemic has adversely impacted our results of operations, financial position, investment portfolio, new business opportunities and operations, and these impacts are expected to continue. For additional information on the risks to our business posed by the COVID-19 pandemic, see “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

•Business Continuity. Throughout the COVID-19 pandemic, we have been executing Prudential Financial Inc.'s ("Prudential Financial") and our business continuity protocols to ensure our employees are safe and able to serve our customers. This included effectively transitioning the vast majority of our employees to remote work arrangements.

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

For more information on interest rate risks, see “Risk Factors—Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Market Performance - Equity and Interest Rate Assumptions

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, other costs and liabilities for future policy benefits for certain of our products, primarily our domestic variable annuity and variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of March 31, 2021, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 0.7% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions used in evaluating DAC, DSI and liabilities for future policy benefits for certain of our products, we generally update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2020 annual reviews and update of assumptions and other refinements, which were performed in the second quarter, we reduced our long-term expectation of the 10-year U.S. Treasury rate by 50 basis points and now grade to a rate of 3.25% over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates.

For a discussion of the impact that could result from changes in certain key assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Sensitivities for Insurance Assets and Liabilities” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Future Adoption of New Accounting Pronouncements

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the Financial Accounting Standards Board (“FASB”) on August 15, 2018 and is expected to have a significant impact on the Financial Statements and Notes to the Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, in November 2020 the FASB issued ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application to defer for an additional one year the effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. The Company currently intends to adopt ASU 2018-12 effective January 1, 2023. ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. In addition to the impacts to the balance sheet upon transition, the Company also expects an impact to the pattern of earnings emergence following the transition date. See Note 2 to the Unaudited Interim Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Changes in Financial Position

Total assets decreased $0.5 billion from $23.7 billion at December 31, 2020 to $23.2 billion at March 31, 2021. Significant components were:
•Reinsurance recoverables decreased $530 million primarily related to the variable annuity reinsured living benefit liabilities resulting from rising interest rates and favorable equity market performance;
Partially offset by:
•Separate account assets increased $34 million primarily driven by favorable equity market performance offset by net outflows and policy charges.

Total liabilities decreased $0.4 billion from $22.8 billion at December 31, 2020 to $22.4 at March 31, 2021. Significant components were:
•Future policy benefits decreased $545 million primarily driven by a decrease in reserves related to our variable annuity living benefit liabilities, as discussed above;
Partially offset by:
•Separate account liabilities increased $34 million, corresponding to the increase in Separate account assets, as discussed above.
Total equity decreased $65 million from $865 million at December 31, 2020 to $800 million at March 31, 2021 primarily driven by unrealized losses on fixed maturity investments driven by rising interest rates reflected in accumulated other comprehensive income, partially offset by an after-tax net income of $24 million.

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Income (loss) from operations before income taxes increased $10 million from $16 million for the three months ended March 31, 2020 to $26 million for the three months ended March 31, 2021 primarily driven by:
•Higher Net investment income due to higher invested assets from the retained Life business, partially offset by lower reinvestment yields; and
•Higher Policy charges and fee income due to favorable equity markets driving increased variable life account values and higher amortization from unearned revenue reserves due to business growth;
Partially offset by:

•Higher Policyholders' benefits from continued growth in retained products driving higher mortality; and
•Higher Amortization of deferred policy acquisition costs driven by business growth primarily from variable life sales.
Revenues, Benefits and Expenses

Three Months Comparison

Revenues increased $18 million from a gain of $59 million for the three months ended March 31, 2020 to a gain of $77 million for the three months ended March 31, 2021 primarily driven by:
•Higher Net investment income due to higher invested assets from the retained Life business, partially offset by lower reinvestment yields; and
•Higher Policy charges and fee income due to favorable equity markets driving increased variable life account values and higher amortization from unearned revenue reserves due to business growth.
Benefits and expenses increased $8 million from an expense of $43 million for the three months ended March 31, 2020 to an expense of $51 million for the three months ended March 31, 2021 primarily driven by:
•Higher General, administrative and other expenses driven by an unfavorable comparative impact from commission and expense allowance ceded due to lower sales partially offset by lower expenses due to company initiatives; and
•Higher Policyholders' benefits from continued growth in retained products driving higher mortality.
Risks and Risk Mitigants
Variable Annuity Risks and Risk Mitigants:

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
Product Design Features:
A portion of the variable annuity contracts that we offered include an asset transfer feature. This feature is implemented at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate account. The objective of the asset transfer feature is to reduce our exposure to equity market risk and market volatility. The asset transfer feature associated with highest daily living benefit products uses a designated bond fund sub-account within the separate account. The transfers are based on a static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder purchase payments, as well as a required minimum allocation to our general account for certain of our products. We continue to introduce products that diversify our risk profile and have incorporated provisions in product design allowing frequent revisions of key pricing elements for certain of our products. In addition, there is diversity in our fee arrangements, as certain fees are primarily based on the benefit guarantee amount, the contractholder account value and/or premiums, which helps preserve certain revenue streams when market fluctuations cause account values to decline.
Asset Liability Management Strategy (including fixed income instruments and derivatives):
Prudential Insurance employs an ALM strategy that utilizes a combination of both traditional fixed income instruments and derivatives to meet expected liabilities associated with our variable annuity living benefit guarantees. The economic liability we manage with this ALM strategy consists of expected living benefit claims under less severe market conditions, which are managed using fixed income instruments, derivatives, or a combination thereof, and potential living benefit claims resulting from more severe market conditions, which are hedged using derivative instruments. For our Prudential Defined Income variable annuity, we utilize fixed income instruments to meet expected liabilities. For the portion of our ALM strategy executed with derivatives, Prudential Insurance enters into a range of exchange-traded and over-the-counter equity and interest rate derivatives, including, but not limited to: equity and treasury futures; total return and interest rate swaps; and options including equity options, swaptions, and floors and caps. The intent of this strategy is to more efficiently manage the capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to movements in capital markets. Since the ALM strategy is conducted in Prudential Insurance, the results of the strategy do not directly impact the Company's results of operations or financial condition.
Income Taxes

For information regarding income taxes, see Note 7 to the Unaudited Interim Financial Statements.
Liquidity and Capital Resources
This section supplements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon. We use a Risk Appetite Framework ("RAF") to ensure that all risks taken by the Company aligns with our capacity and willingness to take those risks. The RAF provides a dynamic assessment of capital and liquidity stress impacts, including scenarios similar to, and more severe than, those occurring due to COVID-19, and is intended to ensure that sufficient resources are available to absorb those impacts. We believe that our capital and liquidity resources are sufficient to satisfy the capital and liquidity requirements of the Company.
Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include requirements (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, credit exposure reporting and credit concentration. For information on these regulatory initiatives and their potential impact on us, see “Business—Regulation" and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Captive Reinsurance Companies:
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Capital-Affiliated Captive Reinsurance Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion of our use of captive reinsurance companies.
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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, and fixed maturities that are not designated as held-to-maturity and public equity securities. As of March 31, 2021 and December 31, 2020, the Company had liquid assets of $1,920 million and $1,988 million, respectively. The portion of liquid assets comprised cash and cash equivalents was $71 million and $69 million as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, $1,750 million, or 96%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.
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

As of March 31, 2021, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $14,700 million of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $12,644 million of surplus notes was outstanding, compared to an aggregate issuance capacity of $14,825 million, of which $12,919 million was outstanding as of December 31, 2020. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Financing Activities” in the Annual Report on Form 10-K for the year ended December 31, 2020.

As of March 31, 2021, our affiliated captive reinsurance companies had outstanding an aggregate of $2,775 million of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $1,175 million relates to Regulation XXX reserves and approximately $1,600 million relates to Guideline AXXX reserves. In addition, as of March 31, 2021, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $3,982 million of surplus notes outstanding that were issued to affiliates.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of March 31, 2021, there have been no material changes in our economic exposure to market risk from December 31, 2020, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2020, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of March 31, 2021. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the Unaudited Interim Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our business presented by such matters, which is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

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
Date: May 12, 2021