Form 10-Q
period 2021-06-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2021-08-12
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of August 12, 2021, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding. As of such date, Pruco Life Insurance Company, an Arizona corporation, owned all of the registrant’s Common Stock.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Financial Position
June 30, 2021 and December 31, 2020 (in thousands, except share amounts)

	June 30, 2021	December 31, 2020
ASSETS
Fixed maturities available for sale, at fair value (allowance for credit losses: 2021-$0; 2020-$0) (amortized cost: 2021-$1,746,952; 2020-$1,635,870)	$1,944,652	$1,894,195
Fixed maturities, trading, at fair value (amortized cost: 2021-$17,718; 2020-$17,718)	18,515	19,269
Equity securities, at fair value (cost: 2021-$4,660; 2020-$4,660)	6,029	6,218
Policy loans	211,669	212,163
Commercial mortgage and other loans (net of $350 and $440 allowance for credit losses at June 30, 2021 and December 31, 2020, respectively)	127,258	133,115
Other invested assets (includes $14,569 and $17,581 of assets measured at fair value at June 30, 2021 and December 31, 2020, respectively)	107,509	97,509
Total investments	2,415,632	2,362,469
Cash and cash equivalents	41,878	68,527
Deferred policy acquisition costs	263,179	224,425
Accrued investment income	22,154	21,248
Reinsurance recoverables	3,541,640	3,860,612
Receivables from parent and affiliates	36,482	31,061
Other assets	19,513	23,007
Separate account assets	17,780,468	17,117,510
TOTAL ASSETS	$24,120,946	$23,708,859
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$2,618,892	$2,532,766
Future policy benefits	2,667,461	2,976,575
Cash collateral for loaned securities	2,725	2,725
Income taxes payable	4,606	10,821
Payables to parent and affiliates	14,765	16,250
Other liabilities	176,903	187,620
Separate account liabilities	17,780,468	17,117,510
Total liabilities	23,265,820	22,844,267
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock ($5 par value; 400,000 shares authorized, issued and outstanding)	2,000	2,000
Additional paid-in capital	350,035	348,735
Retained earnings	358,452	328,450
Accumulated other comprehensive income (loss)	144,639	185,407
Total equity	855,126	864,592
TOTAL LIABILITIES AND EQUITY	$24,120,946	$23,708,859

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2021 and 2020 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES
Premiums	$7,086	$5,129	$14,645	$10,323
Policy charges and fee income	22,924	18,243	51,242	42,212
Net investment income	24,898	20,683	48,443	37,648
Asset administration fees	2,140	1,546	4,166	3,111
Other income	686	1,640	422	(309)
Realized investment gains (losses), net	(16,444)	(7,512)	(612)	5,553
TOTAL REVENUES	41,290	39,729	118,306	98,538
BENEFITS AND EXPENSES
Policyholders’ benefits	11,289	13,443	30,124	30,129
Interest credited to policyholders’ account balances	9,298	11,987	20,009	22,178
Amortization of deferred policy acquisition costs	4,151	1,967	11,274	7,279
General, administrative and other expenses	10,524	10,395	24,608	20,769
TOTAL BENEFITS AND EXPENSES	35,262	37,792	86,015	80,355
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	6,028	1,937	32,291	18,183
Income tax expense (benefit)	164	(8,425)	2,289	(6,724)
NET INCOME (LOSS)	$5,864	$10,362	$30,002	$24,907
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	28	42	(80)	41
Net unrealized investment gains (losses)	62,037	97,427	(51,524)	76,459
Total	62,065	97,469	(51,604)	76,500
Less: Income tax expense (benefit) related to other comprehensive income (loss)	13,035	20,470	(10,836)	16,066
Other comprehensive income (loss), net of taxes	49,030	76,999	(40,768)	60,434
Comprehensive income (loss)	$54,894	$87,361	$(10,766)	$85,341

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Equity
Three and Six Months Ended June 30, 2021 and 2020 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2020	$2,000	$348,735	$328,450	$185,407	$864,592
Contributed capital		1,300			1,300
Contributed (distributed) capital - parent/child asset transfers		0			0
Comprehensive income (loss):
Net income (loss)			24,138		24,138
Other comprehensive income (loss), net of tax				(89,798)	(89,798)
Total comprehensive income (loss)					(65,660)
Balance, March 31, 2021	$2,000	$350,035	$352,588	$95,609	$800,232
Contributed capital		0			0
Contributed (distributed) capital-parent/child asset transfers		0			0
Comprehensive income (loss):
Net income (loss)			5,864		5,864
Other comprehensive income (loss), net of taxes				49,030	49,030
Total comprehensive income (loss)					54,894
Balance, June 30, 2021	$2,000	$350,035	$358,452	$144,639	$855,126

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2019	$2,000	$268,021	$280,246	$85,635	$635,902
Cumulative effect of adoption of accounting changes(1)			(167)		(167)
Contributed capital		85,112			85,112
Contributed (distributed) capital-parent/child asset transfers		(4,268)			(4,268)
Comprehensive income (loss):
Net income (loss)			14,545		14,545
Other comprehensive income (loss), net of tax				(16,565)	(16,565)
Total comprehensive income (loss)					(2,020)
Balance, March 31, 2020	$2,000	$348,865	$294,624	$69,070	$714,559
Contributed capital		0			0
Contributed (distributed) capital-parent/child asset transfers		(130)			(130)
Comprehensive income (loss):
Net income (loss)			10,362		10,362
Other comprehensive income (loss), net of tax				76,999	76,999
Total comprehensive income (loss)					87,361
Balance, June 30, 2020	$2,000	$348,735	$304,986	$146,069	$801,790

(1)Includes the impact from the adoption of ASU 2016-13. See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.
See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Cash Flows
Six Months Ended June 30, 2021 and 2020 (in thousands)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$30,002	$24,907
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(13,104)	(11,802)
Interest credited to policyholders’ account balances	20,009	22,178
Realized investment (gains) losses, net	612	(5,553)
Amortization and other non-cash items	(12,069)	2,238
Change in:
Future policy benefits	131,462	161,149
Reinsurance recoverables	(92,096)	(143,500)
Accrued investment income	(906)	(1,445)
Net payables to/receivables from parent and affiliates	(6,924)	(5,474)
Deferred policy acquisition costs	(34,248)	(30,587)
Income taxes	4,622	(10,410)
Derivatives, net	11,314	(292)
Other, net	7,978	(1,756)
Cash flows from (used in) operating activities	46,652	(347)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	43,789	19,910
Equity securities	0	84
Policy loans	14,368	13,902
Ceded policy loans	(1,151)	(693)
Commercial mortgage and other loans	6,857	6,794
Other invested assets	4,279	1,391
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(154,593)	(90,832)
Policy loans	(9,337)	(13,334)
Ceded policy loans	955	3,077
Commercial mortgage and other loans	(822)	(2,552)
Other invested assets	(8,766)	(6,758)
Notes receivable from parent and affiliates, net	(17)	145
Derivatives, net	147	(1,252)
Other, net	(282)	98
Cash flows from (used in) investing activities	(104,573)	(70,020)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	225,366	272,218
Ceded policyholders’ account deposits	(164,719)	(179,733)
Policyholders’ account withdrawals	(165,954)	(166,760)
Ceded policyholders’ account withdrawals	124,823	125,471
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	0	219
Contributed (distributed) capital - parent/child asset transfers	0	(5,567)
Net change in all other financing arrangements (maturities 90 days or less)	0	(89)
Drafts outstanding	(1,009)	4,456
Other, net	12,765	5,348
Cash flows from (used in) financing activities	31,272	55,563
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,649)	(14,804)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	68,527	55,924
CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,878	$41,120
Significant Non-Cash Transactions

There were no significant non-cash transactions for the six months ended June 30, 2021. For the six months ended June 30, 2020, the Company received $85 million of non-cash assets from its parent, Pruco Life Insurance Company. See Note 9 for additional information.
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of June 30, 2021, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASU issued but not yet adopted as of June 30, 2021 — ASU 2018-12

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018 and is expected to have a significant impact on the Financial Statements and Notes to the Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, in November 2020 the FASB issued ASU 2020-11, Financial Services-Insurance (Topic 944): Effective Date and Early Application to defer for an additional one year the effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. The Company currently intends to adopt ASU 2018-12 effective January 1, 2023 using the modified retrospective transition method where permitted. ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. Outlined below are four key areas of change, although there are other less significant changes not noted below. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to the pattern of earnings emergence following the transition date.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

ASU 2018-12 Amended Topic	Description	Method of adoption	Effect on the financial statements or other significant matters
Cash flow assumptions used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products	Requires an entity to review, and if necessary, update the cash flow assumptions used to measure the liability for future policy benefits, for both changes in future assumptions and actual experience, at least annually using a retrospective update method with a cumulative catch-up adjustment recorded in a separate line item in the Statements of Operations.	An entity may choose one of two adoption methods for the liability for future policy benefits: (1) a modified retrospective transition method whereby the entity may choose to apply the amendments to contracts in force as of the beginning of the prior year (if early adoption is elected) or as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in Accumulated other comprehensive income (loss) ("AOCI") or (2) a full retrospective transition method.	The Company currently intends to adopt this guidance effective January 1, 2023 using the modified retrospective transition method. The impacts of electing such method are currently under assessment.
Discount rate assumption used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products	Requires discount rate assumptions to be based on an upper-medium grade fixed income instrument yield, which will be updated each quarter with the impact recorded through OCI. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the discount rate assumptions.	As noted above, an entity may choose either a modified retrospective transition method or full retrospective transition method for the liability for future policy benefits. Under either method, for balance sheet remeasurement purposes, the liability for future policy benefits will be remeasured using current discount rates as of either the beginning of the prior year (if early adoption is elected) or the beginning of the earliest period presented with the impact recorded as a cumulative effect adjustment to AOCI.	As noted above, the Company currently intends to adopt the guidance for the liability for future policy benefits effective January 1, 2023 using the modified retrospective transition method. Upon adoption, there will be an adjustment to AOCI as a result of remeasuring in force contract liabilities using current upper-medium grade fixed income instrument yields. The adjustment upon adoption will largely reflect the difference between discount rates locked-in at contract inception versus current discount rates at transition. The magnitude of such adjustment is currently being assessed.
Amortization of DAC and other balances	Requires DAC and other balances, such as unearned revenue reserves and deferred sales inducements ("DSI"), to be amortized on a constant level basis over the expected term of the related contract, independent of expected profitability.	An entity may apply one of two adoption methods: (1) a modified retrospective transition method whereby the entity may choose to apply the amendments to contracts in force as of the beginning of the prior year (if early adoption is elected) or as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI or (2) if an entity chooses a full retrospective transition method for its liability for future policy benefits, as described above, it is required to also use a full retrospective transition method for DAC and other balances.	The Company currently intends to adopt this guidance effective January 1, 2023 using the modified retrospective transition method. Under the modified retrospective transition method, the Company would not expect a significant impact to the balance sheet, other than the impact of the removal of any related amounts in AOCI.
Market Risk Benefits ("MRB")	Requires an entity to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value, and record MRB assets and liabilities separately on the Statements of Financial Position. Changes in fair value of market risk benefits are recorded in net income, except for the portion of the change in MRB liabilities attributable to changes in an entity’s non-performance risk ("NPR"), which is recognized in OCI.	An entity shall adopt the guidance for market risk benefits using the retrospective transition method which includes a cumulative-effect adjustment on the balance sheet as of either the beginning of prior year (if early adoption is elected) or the beginning of the earliest period presented. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the balance of the market risk benefits upon adoption.	The Company currently intends to adopt this guidance effective January 1, 2023 using the retrospective transition method. Upon adoption, the Company expects an impact to retained earnings for the difference between the fair value and carrying value of benefits not currently measured at fair value (e.g., guaranteed minimum death benefits on variable annuities) and an impact from reclassifying the cumulative effect of changes in NPR from retained earnings to AOCI. The magnitude of such adjustments is currently being assessed.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Modifications related to COVID-19

We assess modifications to certain fixed income instruments on a case-by-case basis to evaluate whether a troubled debt restructuring ("TDR") has occurred. In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") provides a temporary suspension of TDR accounting for certain COVID-19 related modifications where the investment was not more than 30 days past due as of December 31, 2019 (“TDR Relief”). The TDR Relief was set to expire on December 31, 2020, but was extended through December 31, 2021 by the Consolidated Appropriations Act of 2021. The Company elected to apply the TDR Relief beginning in the first quarter of 2021. The TDR Relief does not apply to modifications completed 60 days after the national emergency related to COVID-19 ends, or December 31, 2021, whichever comes earlier. As of June 30, 2021, any such modifications did not have a material impact on the Company's results of operations. For additional information regarding the Company’s policies for troubled debt restructurings, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$13,014	$897	$0	$0	$13,911
Obligations of U.S. states and their political subdivisions	162,022	19,271	0	0	181,293
Foreign government bonds	92,936	9,102	562	0	101,476
U.S. public corporate securities	868,806	123,295	2,546	0	989,555
U.S. private corporate securities	209,626	18,297	89	0	227,834
Foreign public corporate securities	96,454	8,588	671	0	104,371
Foreign private corporate securities	145,604	11,493	1,110	0	155,987
Asset-backed securities(1)	16,252	618	1	0	16,869
Commercial mortgage-backed securities	139,431	10,627	2	0	150,056
Residential mortgage-backed securities(2)	2,807	493	0	0	3,300
Total fixed maturities, available-for-sale	$1,746,952	$202,681	$4,981	$0	$1,944,652

(1)Includes credit-tranched securities collateralized by loan obligations and education loans.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$10,638	$1,017	$0	$0	$11,655
Obligations of U.S. states and their political subdivisions	162,227	20,399	0	0	182,626
Foreign government bonds	79,318	13,347	29	0	92,636
U.S. public corporate securities	791,616	158,087	118	0	949,585
U.S. private corporate securities	222,279	23,564	225	0	245,618
Foreign public corporate securities	60,376	10,022	51	0	70,347
Foreign private corporate securities	148,103	17,892	640	0	165,355
Asset-backed securities(1)	16,535	666	12	0	17,189
Commercial mortgage-backed securities	141,564	13,854	0	0	155,418
Residential mortgage-backed securities(2)	3,214	552	0	0	3,766
Total fixed maturities, available-for-sale	$1,635,870	$259,400	$1,075	$0	$1,894,195

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2021
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government bonds	$20,013	$562	$0	$0	$20,013	$562
U.S. public corporate securities	79,595	2,546	0	0	79,595	2,546
U.S. private corporate securities	0	0	5,179	89	5,179	89
Foreign public corporate securities	14,937	671	0	0	14,937	671
Foreign private corporate securities	0	0	11,547	1,110	11,547	1,110
Asset-backed securities	1,387	1	0	0	1,387	1
Commercial mortgage-backed securities	3,809	2	0	0	3,809	2
Total fixed maturities, available-for-sale	$119,741	$3,782	$16,726	$1,199	$136,467	$4,981

	December 31, 2020
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government bonds	$2,122	$29	$0	$0	$2,122	$29
U.S. public corporate securities	10,416	118	0	0	10,416	118
U.S. private corporate securities	9,635	225	0	0	9,635	225
Foreign public corporate securities	1,611	51	0	0	1,611	51
Foreign private corporate securities	0	0	12,017	640	12,017	640
Asset-backed securities	988	2	3,941	10	4,929	12
Residential mortgage-backed securities	0	0	0	0	0	0
Total fixed maturities, available-for-sale	$24,772	$425	$15,958	$650	$40,730	$1,075

As of June 30, 2021 and December 31, 2020, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $4.3 million and $0.4 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $0.7 million and $0.7 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of June 30, 2021, the $1.2 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, consumer non-cyclical and transportation sectors. As of December 31, 2020, the $0.7 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance and consumer non-cyclical sectors.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
In accordance with its policy described in Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at June 30, 2021. This conclusion was based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of June 30, 2021, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	June 30, 2021
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$31,651	$31,421
Due after one year through five years	237,435	253,149
Due after five years through ten years	148,576	161,339
Due after ten years	1,170,800	1,328,518
Asset-backed securities	16,252	16,869
Commercial mortgage-backed securities	139,431	150,056
Residential mortgage-backed securities	2,807	3,300
Total fixed maturities, available-for-sale	$1,746,952	$1,944,652

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$9,513	$885	$12,435	$2,295
Proceeds from maturities/prepayments	20,780	5,361	30,866	17,615
Gross investment gains from sales and maturities	32	2	57	26
Gross investment losses from sales and maturities	(459)	(44)	(626)	(44)
Write-downs recognized in earnings(2)	0	0	0	(625)
(Addition to) release of allowance for credit losses	0	0	0	0

(1)Includes $(0.5) million and $0.0 million of non-cash related proceeds due to the timing of trade settlements for the six months ended June 30, 2021 and 2020, respectively.
(2)Amounts represent securities actively marketed for sale.

For both the three and six months ended June 30, 2021 and 2020, there was no activity in the allowance for credit losses for fixed maturity securities.

See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, for additional information about the Company's methodology for developing our allowance for credit losses.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of both June 30, 2021 and December 31, 2020.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income,” was $0.1 million and $0.4 million during the three months ended June 30, 2021 and 2020, respectively, and $(0.2) million and $(0.1) million during the six months ended June 30, 2021 and 2020, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	June 30, 2021		December 31, 2020
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$46,065	36.1%	$46,755	35.0%
Hospitality	13,942	10.9	14,031	10.5
Industrial	12,260	9.6	13,936	10.4
Office	20,533	16.1	23,649	17.7
Other	16,794	13.2	16,929	12.7
Retail	15,690	12.3	15,857	11.9
Total commercial mortgage loans	125,284	98.2	131,157	98.2
Agricultural property loans	2,324	1.8	2,398	1.8
Total commercial mortgage and agricultural property loans	127,608	100.0%	133,555	100.0%
Allowance for credit losses	(350)		(440)
Total net commercial mortgage and other loans	$127,258		$133,115

As of June 30, 2021, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in New York (14%), Florida (10%), Illinois (10%) and Texas (8%)) and included loans secured by properties in Europe (7%).

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended June 30,
	2021			2020
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$466	$0	$466	$441	$1	$442
Addition to (release of) allowance for expected losses	(116)	0	(116)	16	(1)	15
Allowance, end of period	$350	$0	$350	$457	$0	$457

	Six Months Ended June 30,
	2021			2020
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$440	$0	$440	$164	$1	$165
Cumulative effect of adoption of ASU 2016-13	0	0	0	204	0	204
Addition to (release of) allowance for expected losses	(90)	0	(90)	89	(1)	88
Allowance, end of period	$350	$0	$350	$457	$0	$457

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information about the Company's methodology for developing our allowance and expected losses.

For the three months ended June 30, 2021, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to the improving credit environment. For the three months ended June 30, 2020, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to net negative migration.

For the six months ended June 30, 2021, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to the improving credit environment. For the six months ended June 30, 2020, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to the cumulative effect of adoption of ASU 2016-13.

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	June 30, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in thousands)
Commercial Mortgage Loans
Loan-to-Value Ratio:
0%-59.99%	$0	$0	$6,204	$1,456	$9,036	$46,413	$63,109
60%-69.99%	820	2,198	27,778	0	1,015	25,625	57,436
70%-79.99%	0	0	1,870	0	0	1,900	3,770
80% or greater	0	0	0	0	969	0	969
Total	$820	$2,198	$35,852	$1,456	$11,020	$73,938	$125,284
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$820	$2,198	$31,501	$1,456	$10,051	$67,778	$113,804
1.0 - 1.2x	0	0	3,354	0	969	6,160	10,483
Less than 1.0x	0	0	997	0	0	0	997
Total	$820	$2,198	$35,852	$1,456	$11,020	$73,938	$125,284
Agricultural Property Loans
Loan-to-Value Ratio:
0%-59.99%	$0	$0	$0	$0	$0	$2,324	$2,324
60%-69.99%	0	0	0	0	0	0	0
70%-79.99%	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$2,324	$2,324
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$0	$0	$0	$0	$0	$2,324	$2,324
1.0 - 1.2x	0	0	0	0	0	0	0
Less than 1.0x	0	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$2,324	$2,324

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	June 30, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$125,284	$0	$0	$0	$125,284	$0
Agricultural property loans	2,324	0	0	0	2,324	0
Total	$127,608	$0	$0	$0	$127,608	$0

(1)As of June 30, 2021, there were no loans in this category accruing interest.
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

The Company did not have any commercial mortgage and other loans purchased with credit deterioration, as of both June 30, 2021 and December 31, 2020.

For both the three and six months ended June 30, 2021 and 2020, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	June 30, 2021	December 31, 2020
	(in thousands)
Company’s investment in separate accounts	$3,550	$3,269
LPs/LLCs:
Equity method:
Private equity	49,038	38,261
Hedge funds	35,188	33,773
Real estate-related	5,164	4,625
Subtotal equity method	89,390	76,659
Fair value:
Private equity	510	590
Hedge funds	61	69
Real estate-related	2,284	2,141
Subtotal fair value	2,855	2,800
Total LPs/LLCs	92,245	79,459
Derivative instruments	11,714	14,781
Total other invested assets	$107,509	$97,509

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	June 30, 2021	December 31, 2020
	(in thousands)
Fixed maturities	$16,161	$15,178
Equity securities	1	1
Commercial mortgage and other loans	336	372
Policy loans	5,653	5,688
Short-term investments and cash equivalents	3	9
Total accrued investment income	$22,154	$21,248

There were no write-downs on accrued investment income for both the three months and six months ended June 30, 2021 and 2020.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Fixed maturities, available-for-sale	$16,624	$15,681	$32,590	$29,843
Fixed maturities, trading	170	121	337	242
Equity securities	91	91	182	182
Commercial mortgage and other loans	1,518	1,442	2,785	2,844
Policy loans	2,832	2,885	5,659	5,761
Other invested assets	4,673	1,370	8,916	325
Short-term investments and cash equivalents	10	56	32	359
Gross investment income	25,918	21,646	50,501	39,556
Less: investment expenses	(1,020)	(963)	(2,058)	(1,908)
Net investment income	$24,898	$20,683	$48,443	$37,648

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Fixed maturities(1)	$(427)	$(42)	$(569)	$(643)
Commercial mortgage and other loans	116	(15)	90	(88)
Other invested assets	137	1	171	(59)
Derivatives	(16,266)	(7,493)	(296)	6,378
Short term investments and cash equivalents	(4)	37	(8)	(35)
Realized investment gains (losses), net	$(16,444)	$(7,512)	$(612)	$5,553

(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	June 30, 2021	December 31, 2020
	(in thousands)
Fixed maturity securities, available-for-sale without an allowance	$197,700	$258,325
Derivatives designated as cash flow hedges(1)	692	(2,998)
Affiliated notes, available-for-sale	220	254
Other investments	338	143
Net unrealized gains (losses) on investments	$198,950	$255,724

(1)For more information on cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both June 30, 2021 and December 31, 2020, the Company had no repurchase agreements.

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	June 30, 2021			December 31, 2020
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
Foreign public corporate securities	$2,725	$0	$2,725	$2,725	$0	$2,725
Total cash collateral for loaned securities(1)	$2,725	$0	$2,725	$2,725	$0	$2,725

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

	June 30, 2021			December 31, 2020
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$121,185	$2,314	$(3,291)	$126,806	$2,404	$(7,017)
Total Derivatives Designated as Hedge Accounting Instruments:	$121,185	$2,314	$(3,291)	$126,806	$2,404	$(7,017)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$30,200	$3,549	$0	$30,200	$4,535	$0
Credit
Credit Default Swaps	0	0	0	713	0	(6)
Currency/Interest Rate
Foreign Currency Swaps	33,224	2,328	(1,189)	33,224	2,374	(1,650)
Foreign Currency
Foreign Currency Forwards	4,041	9	(3)	3,087	0	(96)
Equity
Equity Options	467,000	34,673	(26,676)	441,725	41,582	(27,350)
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	$534,465	$40,559	$(27,868)	$508,949	$48,491	$(29,102)
Total Derivatives(1)(2)	$655,650	$42,873	$(31,159)	$635,755	$50,895	$(36,119)

(1)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $834 million and $1,195 million as of June 30, 2021 and December 31, 2020, respectively included in “Future policy benefits” and $152 million and $154 million as of June 30, 2021 and December 31, 2020, respectively included in “Policyholders’ account balances". The fair value of the related reinsurance, included in "Reinsurance recoverables" or "Other liabilities" was an asset of $834 million and $1,195 million as of June 30, 2021 and December 31, 2020, respectively.
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

	June 30, 2021
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$42,873	$(31,159)	$11,714	$(11,040)	$674
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$42,873	$(31,159)	$11,714	$(11,040)	$674
Offsetting of Financial Liabilities:
Derivatives	$31,159	$(31,159)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$31,159	$(31,159)	$0	$0	$0

	December 31, 2020
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$50,895	$(36,114)	$14,781	$(14,572)	$209
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$50,895	$(36,114)	$14,781	$(14,572)	$209
Offsetting of Financial Liabilities:
Derivatives	$36,119	$(36,119)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$36,119	$(36,119)	$0	$0	$0

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

	Three Months Ended June 30, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$45	$375	$(125)	$2,145
Total cash flow hedges	45	375	(125)	2,145
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	315	0	0	0
Currency	(16)	0	0	0
Currency/Interest Rate	637	0	(1)	0
Credit	0	0	0	0
Equity	2,484	0	0	0
Embedded Derivatives	(19,731)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	(16,311)	0	(1)	0
Total	$(16,266)	$375	$(126)	$2,145

	Six Months Ended June 30, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$37	$776	$33	$3,689
Total cash flow hedges	37	776	33	3,689
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(512)	0	0	0
Currency	95	0	0	0
Currency/Interest Rate	640	0	(6)	0
Credit	(4)	0	0	0
Equity	4,449	0	0	0
Embedded Derivatives	(5,001)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	(333)	0	(6)	0
Total	$(296)	$776	$27	$3,689

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended June 30, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$488	$(324)	$(5,608)
Total cash flow hedges	0	488	(324)	(5,608)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	254	0	0	0
Currency	(42)	0	0	0
Currency/Interest Rate	(963)	0	1	0
Credit	(69)	0	0	0
Equity	5,727	0	0	0
Embedded Derivatives	(12,400)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	(7,493)	0	1	0
Total	$(7,493)	$488	$(323)	$(5,608)

	Six Months Ended June 30, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$26	$966	$681	$10,403
Total cash flow hedges	26	966	681	10,403
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	2,093	0	0	0
Currency	31	0	0	0
Currency/Interest Rate	3,564	0	20	0
Credit	(69)	0	0	0
Equity	(4,657)	0	0	0
Embedded Derivatives	5,390	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	6,352	0	20	0
Total	$6,378	$966	$701	$10,403
(1)Net change in AOCI.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2020	$(2,998)
Amount recorded in AOCI
Currency/Interest Rate	4,536
Total amount recorded in AOCI	4,536
Amount reclassified from AOCI to income
Currency/Interest Rate	(846)
Total amount reclassified from AOCI to income	(846)
Balance, June 30, 2021	$692
.
The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using June 30, 2021 values, it is estimated that a pre-tax gain of $1.5 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending June 30, 2022.

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

Credit Derivatives

The Company has no exposure from credit derivative positions where it has written credit protection as of June 30, 2021 and December 31, 2020.
The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. The Company has outstanding notional amounts of $0 million and $0.7 million reported as of June 30, 2021 and December 31, 2020, respectively with a fair value of $0 million for both periods.

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

	June 30, 2021
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$13,911	$0	$	$13,911
Obligations of U.S. states and their political subdivisions	0	181,293	0		181,293
Foreign government bonds	0	101,476	0		101,476
U.S. corporate public securities	0	989,555	0		989,555
U.S. corporate private securities	0	227,411	423		227,834
Foreign corporate public securities	0	104,371	0		104,371
Foreign corporate private securities	0	133,667	22,320		155,987
Asset-backed securities(2)	0	16,869	0		16,869
Commercial mortgage-backed securities	0	150,056	0		150,056
Residential mortgage-backed securities	0	3,300	0		3,300
Subtotal	0	1,921,909	22,743		1,944,652
Fixed maturities, trading	0	18,515	0		18,515
Equity securities	0	125	5,904		6,029
Cash equivalents	0	34,739	0		34,739
Other invested assets(3)	0	42,873	0	(31,159)	11,714
Reinsurance recoverables	0	0	834,207		834,207
Receivables from parent and affiliates	0	798	0		798
Subtotal excluding separate account assets	0	2,018,959	862,854	(31,159)	2,850,654
Separate account assets(4)(5)	0	15,620,579	0		15,620,579
Total assets	$0	$17,639,538	$862,854	$(31,159)	$18,471,233
Future policy benefits(6)	$0	$0	$834,207	$	$834,207
Policyholders' account balances	0	0	152,149		152,149
Payables to parent and affiliates	0	31,159	0	(31,159)	0
Total liabilities	$0	$31,159	$986,356	$(31,159)	$986,356

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2020
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$11,655	$0	$	$11,655
Obligations of U.S. states and their political subdivisions	0	182,626	0		182,626
Foreign government bonds	0	92,636	0		92,636
U.S. corporate public securities	0	949,585	0		949,585
U.S. corporate private securities	0	245,194	424		245,618
Foreign corporate public securities	0	70,347	0		70,347
Foreign corporate private securities	0	141,734	23,621		165,355
Asset-backed securities(2)	0	17,189	0		17,189
Commercial mortgage-backed securities	0	155,418	0		155,418
Residential mortgage-backed securities	0	3,766	0		3,766
Subtotal	0	1,870,150	24,045		1,894,195
Fixed maturities, trading	0	19,269	0		19,269
Equity securities	0	123	6,095		6,218
Cash equivalents	0	60,879	0		60,879
Other invested assets(3)	0	50,895	0	(36,114)	14,781
Reinsurance recoverables	0	0	1,195,469		1,195,469
Receivables from parent and affiliates	0	815	0		815
Subtotal excluding separate account assets	0	2,002,131	1,225,609	(36,114)	3,191,626
Separate account assets(4)(5)	0	15,044,796	0		15,044,796
Total assets	$0	$17,046,927	$1,225,609	$(36,114)	$18,236,422
Future policy benefits(6)	$0	$0	$1,195,469	$	$1,195,469
Policyholders' account balances	0	0	153,937		153,937
Payables to parent and affiliates	0	36,119	0	(36,119)	0
Total liabilities	$0	$36,119	$1,349,406	$(36,119)	$1,349,406

(1)“Netting” amounts represent cash collateral of $0 million and $0.0 million as of June 30, 2021 and December 31, 2020, respectively.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of June 30, 2021 and December 31, 2020, the fair values of such investments were $2.9 million and $2.8 million, respectively.
(4)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). At June 30, 2021 and December 31, 2020, the fair value of such investments was $2,160 million and $2,073 million, respectively.
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
(6)As of June 30, 2021, the net embedded derivative liability position of $834 million includes $66 million of embedded derivatives in an asset position and $900 million of embedded derivatives in a liability position. As of December 31, 2020, the net embedded derivative liability position of $1,195 million includes $51 million of embedded derivatives in an asset position and $1,246 million of embedded derivatives in a liability position.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	June 30, 2021
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$22,743	Discounted cash flow	Discount rate	2.15%	5.37%	2.60%	Decrease
Reinsurance recoverables	$834,207	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(3)	$834,207	Discounted cash flow	Lapse rate(5)	1%	20%		Decrease
			Spread over LIBOR(6)	0.05%	1.12%		Decrease
			Utilization rate(7)	39%	96%		Increase
			Withdrawal rate	See table footnote (8) below.
			Mortality rate (9)	0%	15%		Decrease
			Equity volatility curve	16%	25%		Increase
Policyholders' account balances(4)	$152,149	Discounted cash flow	Lapse rate(5)	1%	6%		Decrease
			Spread over LIBOR(6)	0.05%	1.12%		Decrease
			Mortality rate (9)	0%	23%		Decrease
			Equity volatility curve	11%	26%		Increase

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$24,045	Discounted cash flow	Discount rate	1.84%	6.55%	2.32%	Decrease
Reinsurance recoverables	$1,195,469	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(3)	$1,195,469	Discounted cash flow	Lapse rate(5)	1%	20%		Decrease
			Spread over LIBOR(6)	0.06%	1.17%		Decrease
			Utilization rate(7)	39%	96%		Increase
			Withdrawal rate	See table footnote(8) below.
			Mortality rate(9)	0%	15%		Decrease
			Equity volatility curve	18%	26%		Increase
Policyholders' account balances(4)	$153,937	Discounted cash flow	Lapse rate(5)	1%	6%		Decrease
			Spread over LIBOR(6)	0.06%	1.17%		Decrease
			Mortality rate (9)	0%	24%		Decrease
			Equity volatility curve	15%	30%		Increase

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
(8)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of June 30, 2021 and December 31, 2020, the minimum withdrawal rate assumption is 76% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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
Future Policy Benefits – The Company expects efficient benefit utilization and withdrawal rates to generally be correlated with lapse rates. However, behavior is highly dependent on the facts and circumstances surrounding the individual contractholder, such as their liquidity needs or tax situation, which could drive lapse behavior independent of other contractholder behavior assumptions. To the extent that more efficient contractholder behavior results in greater in-the-moneyness at the contract level, lapse rates may decline for those contracts. Similarly, to the extent that increases in equity volatility are correlated with overall declines in the capital markets, lapse rates may decline as contracts become more in-the-money.
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended June 30, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$22,331	$449	$0	$0	$0	$(37)	$0	$0	$0	$22,743	$449
Other assets:
Equity securities	5,857	47	0	0	0	0	0	0	0	5,904	47
Reinsurance recoverables	660,533	145,996	27,678	0	0	0	0	0	0	834,207	154,090
Liabilities:
Future policy benefits	(660,533)	(145,996)	0	0	(27,678)	0	0	0	0	(834,207)	(154,090)
Policyholders' account balances(4)	(136,773)	(19,713)	0	0	0	4,337	0	0	0	(152,149)	(17,642)

	Three Months Ended June 30, 2021
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$0	$0	$449	$0	$0	$0	$449
Other assets:
Equity securities	0	47	0	0	0	47	0
Reinsurance recoverables	145,996	0	0	0	154,090	0	0
Liabilities:
Future policy benefits	(145,996)	0	0	0	(154,090)	0	0
Policyholders' account balances	(19,713)	0	0	0	(17,642)	0	0

	Six Months Ended June 30, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$24,045	$(1,265)	$0	$0	$0	$(37)	$0	$0	$0	$22,743	$(1,264)
Other assets:
Equity securities	6,095	(191)	0	0	0	0	0	0	0	5,904	(191)
Reinsurance recoverables	1,195,469	(416,724)	55,462	0	0	0	0	0	0	834,207	(390,243)
Liabilities:
Future policy benefits	(1,195,469)	416,724	0	0	(55,462)	0	0	0	0	(834,207)	390,243
Policyholders' account balances(4)	(153,937)	(5,671)	0	0	0	7,459	0	0	0	(152,149)	(1,365)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2021
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$0	$0	$(1,265)	$0	$0	$0	$(1,264)
Other assets:
Equity securities	0	(191)	0	0	0	(191)	0
Reinsurance recoverables	(416,724)	0	0	0	(390,243)	0	0
Liabilities:
Future policy benefits	416,724	0	0	0	390,243	0	0
Policyholders' account balances	(5,671)	0	0	0	(1,365)	0	0

	Three Months Ended June 30, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$18,274	$1,959	$0	$(1)	$0	$0	$0	$0	$0	$20,232	$1,959
Other assets:
Equity securities	6,840	347	0	0	0	0	0	0	0	7,187	348
Reinsurance recoverables	1,868,539	(153,382)	26,767	0	0	0	0	0	0	1,741,924	(141,848)
Liabilities:
Future policy benefits	(1,868,539)	153,382	0	0	(26,767)	0	0	0	0	(1,741,924)	141,848
Policyholders' account balances(4)	(123,608)	(11,691)	0	0	(7,943)	0	0	0	0	(143,242)	(12,621)

	Three Months Ended June 30, 2020
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$0	$0	$1,959	$0	$0	$0	$1,959
Other assets:
Equity securities	0	347	0	0	0	348	0
Reinsurance recoverables	(153,382)	0	0	0	(141,848)	0	0
Liabilities:
Future policy benefits	153,382	0	0	0	141,848	0	0
Policyholders' account balances	(11,691)	0	0	0	(12,621)	0	0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$1,178	$185	$0	$(861)	$0	$0	$0	$19,730	$0	$20,232	$190
Other assets:
Equity securities	7,305	(118)	0	0	0	0	0	0	0	7,187	(118)
Reinsurance recoverables	760,558	928,281	53,085	0	0	0	0	0	0	1,741,924	940,465
Liabilities:
Future policy benefits	(760,558)	(928,281)	0	0	(53,085)	0	0	0	0	(1,741,924)	(940,465)
Policyholders' account balances(4)	(133,793)	5,249	0	0	(14,698)	0	0	0	0	(143,242)	5,039

	Six Months Ended June 30, 2020
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$32	$0	$145	$8	$0	$0	$190
Other assets:
Equity securities	0	(118)	0	0	0	(118)	0
Reinsurance recoverables	928,281	0	0	0	940,465	0	0
Liabilities:
Future policy benefits	(928,281)	0	0	0	(940,465)	0	0
Policyholders' account balances	5,249	0	0	0	5,039	0	0

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

	June 30, 2021
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$136,372	$136,372	$127,258
Policy loans	0	0	211,669	211,669	211,669
Cash and cash equivalents	7,139	0	0	7,139	7,139
Accrued investment income	0	22,154	0	22,154	22,154
Reinsurance recoverables	0	0	29,063	29,063	27,733
Receivables from parent and affiliates	0	35,684	0	35,684	35,684
Other assets	0	3,992	0	3,992	3,992
Total assets	$7,139	$61,830	$377,104	$446,073	$435,629
Liabilities:
Policyholders’ account balances - investment contracts	$0	$220,818	$41,272	$262,090	$260,760
Cash collateral for loaned securities	0	2,725	0	2,725	2,725
Payables to parent and affiliates	0	14,765	0	14,765	14,765
Other liabilities	0	44,856	0	44,856	44,856
Total liabilities	$0	$283,164	$41,272	$324,436	$323,106

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2020
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$140,921	$140,921	$133,115
Policy loans	0	0	212,163	212,163	212,163
Cash and cash equivalents	7,648	0	0	7,648	7,648
Accrued investment income	0	21,248	0	21,248	21,248
Reinsurance recoverables	0	0	28,654	28,654	26,915
Receivables from parent and affiliates	0	30,246	0	30,246	30,246
Other assets	0	6,205	0	6,205	6,205
Total assets	$7,648	$57,699	$381,738	$447,085	$437,540
Liabilities:
Policyholders’ account balances - investment contracts	$0	$220,527	$41,341	$261,868	$260,128
Cash collateral for loaned securities	0	2,725	0	2,725	2,725
Payables to parent and affiliates	0	16,250	0	16,250	16,250
Other liabilities	0	50,335	0	50,335	50,335
Total liabilities	$0	$289,837	$41,341	$331,178	$329,438

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Reinsurance amounts included in the Company’s Unaudited Interim Statements of Financial Position as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
	(in thousands)
Reinsurance recoverables	$3,541,640	$3,860,612
Policy loans	(21,593)	(21,466)
Deferred policy acquisition costs	(656,672)	(661,732)
Deferred sales inducements	(39,658)	(40,980)
Other assets	13,886	15,172
Other liabilities	126,082	127,234

Reinsurance recoverables by counterparty are broken out below:

	June 30, 2021	December 31, 2020
	(in thousands)
Prudential Insurance	$1,357,298	$1,726,545
PAR U	1,158,414	1,119,545
PARCC	433,487	448,884
PAR Term	239,749	236,561
Term Re	243,094	232,398
DART	71,543	69,268
Pruco Life	35,475	24,744
Unaffiliated	2,580	2,667
Total reinsurance recoverables	$3,541,640	$3,860,612

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Reinsurance amounts, included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Premiums:
Direct	$64,457	$62,975	$128,807	$127,608
Ceded	(57,371)	(57,846)	(114,162)	(117,285)
Net premiums	7,086	5,129	14,645	10,323
Policy charges and fee income:
Direct	99,420	94,937	206,958	204,009
Ceded(1)	(76,496)	(76,694)	(155,716)	(161,797)
Net policy charges and fee income	22,924	18,243	51,242	42,212
Net investment income:
Direct	25,101	20,874	48,854	38,066
Ceded	(203)	(191)	(411)	(418)
Net investment income	24,898	20,683	48,443	37,648
Asset administration fees:
Direct	11,134	9,290	21,940	19,015
Ceded	(8,994)	(7,744)	(17,774)	(15,904)
Net asset administration fees	2,140	1,546	4,166	3,111
Realized investment gains (losses), net:
Direct	(162,428)	146,576	415,419	(922,872)
Ceded	145,984	(154,088)	(416,031)	928,425
Realized investment gains (losses), net	(16,444)	(7,512)	(612)	5,553
Policyholders’ benefits (including change in reserves):
Direct	107,782	126,289	217,945	257,575
Ceded(2)	(96,493)	(112,846)	(187,821)	(227,446)
Net policyholders’ benefits (including change in reserves)	11,289	13,443	30,124	30,129
Interest credited to policyholders’ account balances:
Direct	15,148	16,061	36,460	38,319
Ceded	(5,850)	(4,074)	(16,451)	(16,141)
Net interest credited to policyholders’ account balances	9,298	11,987	20,009	22,178
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(36,633)	(24,163)	(73,062)	(99,696)
(1)Includes $0.0 million of unaffiliated activity for both the three months ended June 30, 2021 and 2020, respectively, and $0.0 million for both the six months ended June 30, 2021 and 2020.
(2)Includes $1.1 million and $0.5 million of unaffiliated activity for the three months ended June 30, 2021 and 2020, respectively, and $0.1 million and $1.5 million for the six months ended June 30, 2021 and 2020, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The gross and net amounts of life insurance face amount in force as of June 30, 2021 and 2020 were as follows:

	2021	2020
	(in thousands)
Direct gross life insurance face amount in force	$155,482,024	$151,576,594
Reinsurance ceded	(140,507,672)	(138,189,156)
Net life insurance face amount in force	$14,974,352	$13,387,438

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

The Company's income tax provision amounted to an income tax expense of $2.3 million, or 7.09% of income (loss) from operations before income taxes in the first six months of 2021, compared to an income tax benefit of $(6.7) million, or (36.98)%, in the first six months of 2020. The Company’s current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

On March 27, 2020, the CARES Act was enacted into law. One provision of the CARES Act amended the Tax Cuts and Jobs Act (“TCJA”) and allowed companies with net operating losses (“NOLs”) originating in 2018, 2019 or 2020 to carry back those losses for five years. The Company incorporated into the full year projected 2020 effective tax rate an income tax benefit of $7 million that would result from carrying the estimated 2020 NOL back to tax years that have a 35% tax rate.

8.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Statements of Operations and Comprehensive Income (Loss). The balance of and changes in each component of AOCI as of and for the six months ended June 30, 2021 and 2020, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2020	$(783)	$186,190	$185,407
Change in OCI before reclassifications	(80)	(51,247)	(51,327)
Amounts reclassified from AOCI	0	(277)	(277)
Income tax benefit (expense)	17	10,819	10,836
Balance, June 30, 2021	$(846)	$145,485	$144,639

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2019	$(981)	$86,616	$85,635
Change in OCI before reclassifications	41	77,489	77,530
Amounts reclassified from AOCI	0	(1,030)	(1,030)
Income tax benefit (expense)	(9)	(16,057)	(16,066)
Balance, June 30, 2020	$(949)	$147,018	$146,069

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

(1)Includes cash flow hedges of $1 million and $(3) million as of June 30, 2021 and December 31, 2020, respectively, and $14 million and $3 million as of June 30, 2020 and December 31, 2019, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/ Interest rate(3)	$294	$164	$846	$1,673
Net unrealized investment gains (losses) on available-for-sale securities	(427)	(41)	(569)	(643)
Total net unrealized investment gains (losses)(4)	(133)	123	277	1,030
Total reclassifications for the period	$(133)	$123	$277	$1,030

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

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on available-for-sale fixed maturity securities and certain other invested assets and other assets are included in the Company’s Unaudited Interim Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from OCI those items that are included as part of “Net income” for a period that had been part of OCI in earlier periods. There are no amounts related to net unrealized investment gains (losses) on available-for-sale fixed maturity securities on which an allowance for credit losses has been recognized as of June 30, 2021. The amounts for the periods indicated below represent all other net unrealized investment gains (losses):

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	DAC and Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(3)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)

Balance, December 31, 2020	$255,724	$28,241	$(48,283)	$(49,492)	$186,190
Net investment gains (losses) on investments arising during the period	(56,497)	0	0	11,864	(44,633)
Reclassification adjustment for (gains) losses included in net income	(277)	0	0	58	(219)
Impact of net unrealized investment (gains) losses	0	(4,592)	9,842	(1,103)	4,147
Balance, June 30, 2021	$198,950	$23,649	$(38,441)	$(38,673)	$145,485

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.0 million for both the three months ended June 30, 2021 and 2020, and $0.0 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively. The expense charged to the Company for the deferred compensation program was $0.1 million and $0.0 million for the three months ended June 30, 2021 and 2020, respectively, and $0.3 million for both the six months ended June 30, 2021 and 2020.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $0.3 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively, and $0.6 million and $1.0 million for the six months ended June 30, 2021 and 2020, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.3 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively, and $0.7 million and $1.1 million for the six months ended June 30, 2021 and 2020, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $0.1 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $0.2 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $9 million and $12 million for the three months ended June 30, 2021 and 2020, respectively, and $18 million and $29 million for the six months ended June 30, 2021 and 2020, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $2 million and $1 million for the three months ended June 30, 2021 and 2020, respectively, and $4 million and $3 million for the six months ended June 30, 2021 and 2020, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Corporate-Owned Life Insurance

The Company has sold three Corporate-Owned Life Insurance ("COLI") policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $3,305 million at June 30, 2021 and $3,071 million at December 31, 2020. Fees related to these COLI policies were $7 million and $6 million for the three months ended June 30, 2021 and 2020, respectively, and $14 million for both the six months ended June 30, 2021 and 2020. The Company retains 10% of the mortality risk associated with these COLI policies up to $0.1 million per individual policy.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $0.7 million for both the three months ended June 30, 2021 and 2020, and $1.4 million and $1.3 million for the six months ended June 30, 2021 and 2020, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $43 million and $41 million as of June 30, 2021 and December 31, 2020, respectively. "Net investment income" related to these ventures includes gains of $0.7 million and $2.0 million for the three months ended June 30, 2021 and 2020, respectively, and gains of $1.5 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $9 million and $8 million for the three months ended June 30, 2021 and 2020, respectively, and $18 million and $16 million for the six months ended June 30, 2021 and 2020, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $2 million and $1 million for the three months ended June 30, 2021 and 2020, respectively, and $4 million and $3 million for the six months ended June 30, 2021 and 2020, respectively. These revenues are recorded as “Asset administration fees” in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at June 30, 2021 and December 31, 2020 were as follows:

	Maturity Date	Interest Rates			June 30, 2021	December 31, 2020
					(in thousands)
U.S. dollar fixed rate notes	2027	0.00%	-	14.85%	$798	$815
Total long-term notes receivable - affiliated(1)					$798	$815

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

Accrued interest receivable related to these loans was $0.0 million at both June 30, 2021 and December 31, 2020 and is included in “Other assets”. Revenues related to these loans were $0.0 million for both the three months ended June 30, 2021 and 2020, and $0.0 million and $0.1 million for both the six months ended June 30, 2021 and 2020, respectively, and are included in “Other income”.

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the six months ended June 30, 2021 and for the year ended December 31, 2020.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
Prudential Insurance	April 2020	Purchase	Fixed Maturities	$3,485	$3,320	$(130)	$0

Debt Agreements

The Company is authorized to borrow funds up to $200 million from affiliates to meet its capital and other funding needs. As of June 30, 2021 and December 31, 2020, there was no debt outstanding.

The total interest expense to the Company related to loans payable to affiliates was $0.0 million for both the three months ended June 30, 2021 and 2020, and $0.0 million for both the six months ended June 30, 2021 and 2020.

Contributed Capital and Dividends

Through June 2021, the Company received a capital contribution in the amount of $1 million from Pruco Life. In March 2020, the Company received a capital contribution in the amount of $85 million from Pruco Life.

Through June 2021 and December 2020, the Company did not pay any dividends to Pruco Life.

Reinsurance with Affiliates

As discussed in Note 6, the Company participates in reinsurance transactions with certain affiliates.

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans. As of June 30, 2021, the outstanding balance on these commitments was $3 million and no outstanding balance as of December 31, 2020. This amount includes unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was no allowance for credit losses as of either June 30, 2021 or December 31, 2020. For either the three or six months ended June 30, 2021, there was no change in allowance. There was a change in allowance of $0.0 million for both the three and six months ended June 30, 2020. The Company has made commitments to purchase or fund investments, mostly private fixed maturities. As of June 30, 2021 and December 31, 2020, $64 million and $74 million, respectively, of these commitments were outstanding. The amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for the three or six months ended June 30, 2021 or 2020.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of June 30, 2021, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $10 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of June 30, 2021, compared with December 31, 2020, and its results of operations for the three and six months ended June 30, 2021 and 2020. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as well as the statements under “Forward-Looking Statements”, and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

COVID-19
Beginning in the first quarter of 2020, the outbreak of the novel coronavirus (“COVID-19”) created extreme stress and disruption in the global economy and financial markets and elevated mortality and morbidity experience for the global population. The pandemic continues to impact our results of operations in the current period and is expected to continue to be a driver of future impacts to our results of operations; however, the impacts to our businesses have moderated recently and are expected to continue to moderate. The Company has taken several measures to manage the impacts of this crisis. The actual and expected impacts of these events and other items are included in the following update:
•Outlook. We expect COVID-19 to continue to contribute to elevated levels of mortality, resulting in increased life insurance claims in the near-term. In addition, while we have seen strong sales of key products, COVID-19 could impact sales prospects in the near-term.

•Results of Operations. For the three and six months ended June 30, 2021 we reported a net income of $6 million and $30 million, respectively. See “Results of Operations” for a discussion of results for the second quarter and the first six months of 2021.

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
•insurance reserve levels, amortization of deferred policy acquisition costs (“DAC”) and market experience true-ups;
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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, other costs and liabilities for future policy benefits for certain of our products, primarily our domestic variable annuity and variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of June 30, 2021, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 0.0% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions used in evaluating DAC, DSI and liabilities for future policy benefits for certain of our products, we generally update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2021 annual reviews and update of assumptions and other refinements, we kept our long-term expectation of the 10-year U.S. Treasury rate unchanged and continue to grade to a rate of 3.25% over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates.

For a discussion of the impact that could result from changes in certain key assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Sensitivities for Insurance Assets and Liabilities” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Future Adoption of New Accounting Pronouncements

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the Financial Accounting Standards Board (“FASB”) on August 15, 2018 and is expected to have a significant impact on the Financial Statements and Notes to the Financial Statements. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, in November 2020 the FASB issued ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application to defer for an additional one year the effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. The Company currently intends to adopt ASU 2018-12 effective January 1, 2023. ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. In addition to the impacts to the balance sheet upon adoption, the Company also expects an impact to the pattern of earnings emergence following the transition date. See Note 2 to the Unaudited Interim Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Changes in Financial Position

Total assets increased $0.4 billion from $23.7 billion at December 31, 2020 to $24.1 billion at June 30, 2021. Significant components were:
•Separate account assets increased $0.7 billion primarily driven by favorable equity market performance, partially offset by net outflows and policy charges;
Partially offset by:
•Reinsurance recoverables decreased $0.3 billion primarily related to the variable annuity reinsured living benefit liabilities resulting from rising interest rates and favorable equity market performance.
Total liabilities increased $0.4 billion from $22.8 billion at December 31, 2020 to $23.2 billion at June 30, 2021. Significant components were:
•Separate account liabilities increased $0.7 billion, corresponding to the increase in Separate account assets, as discussed above;
Partially offset by:
•Future policy benefits decreased $0.3 billion primarily driven by a decrease in reserves related to our variable annuity living benefit liabilities, as discussed above.
Total equity decreased $10 million from $865 million at December 31, 2020 to $855 million at June 30, 2021 primarily driven by unrealized losses on fixed maturity investments driven by rising interest rates reflected in Accumulated other comprehensive income (loss), partially offset by an after-tax net income of $30 million.

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Income (loss) from operations before income taxes increased $4 million from income of $2 million for the three months ended June 30, 2020 to income of $6 million for the three months ended June 30, 2021. This includes an unfavorable comparative net loss of $3 million from our annual reviews and update of assumptions and other refinements primarily due to the absence of favorable investment assumptions. Excluding the impact of our annual reviews and update of assumptions and other refinements, income (loss) from operations increased $7 million primarily driven by:
•Higher Net investment income due to higher invested assets from the retained life business, partially offset by lower reinvestment yields; and
•Higher Policy charges and fee income due to favorable equity market performance driving increased variable life account values and higher amortization from unearned revenue reserves due to business growth;
Partially offset by:

•Lower Realized investment gains (losses), net from losses on Indexed Universal Life ("IUL") Embedded Derivatives, partially offset by gains on interest rate swaps from declining rates.
Six Months Comparison
Income (loss) from operations before income taxes increased $14 million from income of $18 million for the six months ended June 30, 2020 to income of $32 million for the six months ended June 30, 2021. This includes an unfavorable comparative net loss of $3 million from our annual reviews and update of assumptions and other refinements, as mentioned above. Excluding the impact of our annual reviews and update of assumptions and other refinements, income (loss) from operations increased $17 million primarily driven by:
•Higher Net investment income due to higher invested assets from the retained life business, partially offset by lower reinvestment yields; and
•Higher Policy charges and fee income due to favorable equity markets driving increased variable life account values and higher amortization from unearned revenue reserves due to business growth.
Revenues, Benefits and Expenses

Three Months Comparison

Revenues increased $1 million from $40 million for the three months ended June 30, 2020 to $41 million for the three months ended June 30, 2021. This includes an unfavorable comparative net decrease of $4 million from our annual reviews and update of assumptions and other refinements primarily due to the absence of favorable investment assumptions. Excluding the impact of our annual reviews and update of assumptions and other refinements, Revenues increased $5 million primarily driven by:
•Higher Net investment income due to higher invested assets from the retained Life business, partially offset by lower reinvestment yields; and
•Higher Policy charges and fee income due to favorable equity market performance driving increased variable life account values and higher amortization from unearned revenue reserves due to business growth;
Partially offset by:
•Lower Realized Investment gains (losses), net from losses on IUL Embedded Derivatives partially offset by gains on interest rate swaps from declining rates.

Benefits and expenses decreased $3 million from $38 million for the three months ended June 30, 2020 to $35 million for the three months ended June 30, 2021. This includes a favorable comparative net decrease of $1 million from our annual reviews and update of assumptions and other refinements due to reserve refinements. Excluding the impact of our annual reviews and update of assumptions and other refinements, Benefits and expenses decreased $2 million primarily driven by:
•Lower Interest credited to policyholders' account balances as a result of lower projected future hedge costs on the IUL product.
Six Months Comparison
Revenues increased $19 million from a gain of $99 million for the six months ended June 30, 2020 to a gain of $118 million for the six months ended June 30, 2021. This includes an unfavorable comparative net decrease of $4 million from our annual reviews and update of assumptions and other refinements, as mentioned above. Excluding the impact of our annual reviews and update of assumptions and other refinements, Revenues increased $23 million primarily driven by:
•Higher Net investment income due to higher invested assets from the retained Life business, partially offset by lower reinvestment yields; and
•Higher Policy charges and fee income due to favorable equity market performance driving increased variable life account values and higher amortization from unearned revenue reserves due to business growth.
Benefits and expenses increased $6 million from an expense of $80 million for the six months ended June 30, 2020 to an expense of $86 million for the six months ended June 30, 2021. This includes a favorable comparative net decrease of $1 million from our annual reviews and update of assumptions and other refinements, as mentioned above. Excluding the impact of our annual reviews and update of assumptions and other refinements, Benefits and expenses increased $7 million primarily driven by:
•Higher General, administrative and other expenses driven by an unfavorable comparative impact from commission and expense allowance ceded due to lower sales, partially offset by lower expenses due to company initiatives; and
•Higher Amortization of deferred policy acquisition costs driven by changes to expected gross profits reflecting change in market conditions;
Partially offset by:
•Lower Interest credited to policyholders' account balances as a result of lower projected future hedge costs on the IUL product.
Risks and Risk Mitigants
Variable Annuity Risks and Risk Mitigants:
The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. Prudential Financial manages our exposure to certain risks driven by fluctuations in capital markets primarily through a combination of Product Design Features and an Asset Liability Management Strategy ("ALM"), as discussed below. Sales of traditional variable annuities with guaranteed living benefit riders were discontinued as of December 31, 2020.
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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, and fixed maturities that are not designated as held-to-maturity and public equity securities. As of June 30, 2021 and December 31, 2020, the Company had liquid assets of $2,011 million and $1,988 million, respectively. The portion of liquid assets comprised cash and cash equivalents was $42 million and $69 million as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, $1,750 million, or 96%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.

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

As of June 30, 2021, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $14,700 million of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $12,494 million of surplus notes was outstanding, compared to an aggregate issuance capacity of $14,825 million, of which $12,919 million was outstanding as of December 31, 2020. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Financing Activities” in the Annual Report on Form 10-K for the year ended December 31, 2020.

As of June 30, 2021, our affiliated captive reinsurance companies had outstanding an aggregate of $2,775 million of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $1,175 million relates to Regulation XXX reserves and approximately $1,600 million relates to Guideline AXXX reserves. In addition, as of June 30, 2021, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $3,982 million of surplus notes outstanding that were issued to affiliates.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of June 30, 2021, there have been no material changes in our economic exposure to market risk from December 31, 2020, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2020, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of June 30, 2021. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 12, 2021