Form 10-Q
period 2021-09-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2021-11-15
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of November 15, 2021, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding. As of such date, Pruco Life Insurance Company, an Arizona corporation, owned all of the registrant’s Common Stock.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Financial Position
September 30, 2021 and December 31, 2020 (in thousands, except share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Fixed maturities available for sale, at fair value (allowance for credit losses: 2021-$1,558; 2020-$0) (amortized cost: 2021-$1,749,695; 2020-$1,635,870)	$1,923,930	$1,894,195
Fixed maturities, trading, at fair value (amortized cost: 2021-$37,329; 2020-$17,718)	37,344	19,269
Equity securities, at fair value (cost: 2021-$4,660; 2020-$4,660)	6,000	6,218
Policy loans	211,219	212,163
Commercial mortgage and other loans (net of $250 and $440 allowance for credit losses at September 30, 2021 and December 31, 2020, respectively)	126,554	133,115
Other invested assets (includes $12,786 and $17,581 of assets measured at fair value at September 30, 2021 and December 31, 2020, respectively)	117,883	97,509
Total investments	2,422,930	2,362,469
Cash and cash equivalents	20,195	68,527
Deferred policy acquisition costs	277,841	224,425
Accrued investment income	22,756	21,248
Reinsurance recoverables	3,575,571	3,860,612
Receivables from parent and affiliates	36,359	31,061
Income taxes receivable	9,471	0
Other assets	18,663	23,007
Separate account assets	17,504,253	17,117,510
TOTAL ASSETS	$23,888,039	$23,708,859
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$2,575,032	$2,532,766
Future policy benefits	2,740,336	2,976,575
Cash collateral for loaned securities	0	2,725
Income taxes payable	0	10,821
Payables to parent and affiliates	14,528	16,250
Other liabilities	190,084	187,620
Separate account liabilities	17,504,253	17,117,510
Total liabilities	23,024,233	22,844,267
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock ($5 par value; 400,000 shares authorized, issued and outstanding)	2,000	2,000
Additional paid-in capital	350,104	348,735
Retained earnings	381,607	328,450
Accumulated other comprehensive income (loss)	130,095	185,407
Total equity	863,806	864,592
TOTAL LIABILITIES AND EQUITY	$23,888,039	$23,708,859

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2021 and 2020 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES
Premiums	$7,260	$5,586	$21,905	$15,909
Policy charges and fee income	14,163	14,623	65,405	56,835
Net investment income	26,944	23,260	75,387	60,908
Asset administration fees	2,327	1,756	6,493	4,867
Other income	35	3,371	457	3,062
Realized investment gains (losses), net	5,355	2,535	4,743	8,088
TOTAL REVENUES	56,084	51,131	174,390	149,669
BENEFITS AND EXPENSES
Policyholders’ benefits	1,975	1,227	32,099	31,356
Interest credited to policyholders’ account balances	11,618	10,836	31,627	33,014
Amortization of deferred policy acquisition costs	5,291	6,297	16,565	13,576
General, administrative and other expenses	12,445	12,488	37,053	33,257
TOTAL BENEFITS AND EXPENSES	31,329	30,848	117,344	111,203
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	24,755	20,283	57,046	38,466
Income tax expense (benefit)	1,600	1,283	3,889	(5,441)
NET INCOME (LOSS)	$23,155	$19,000	$53,157	$43,907
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(110)	92	(190)	133
Net unrealized investment gains (losses)	(18,302)	14,591	(69,826)	91,050
Total	(18,412)	14,683	(70,016)	91,183
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(3,868)	3,083	(14,704)	19,149
Other comprehensive income (loss), net of taxes	(14,544)	11,600	(55,312)	72,034
Comprehensive income (loss)	$8,611	$30,600	$(2,155)	$115,941

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Equity
Three and Nine Months Ended September 30, 2021 and 2020 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2020	$2,000	$348,735	$328,450	$185,407	$864,592
Contributed capital		1,300			1,300
Contributed (distributed) capital - parent/child asset transfers		0			0
Comprehensive income (loss):
Net income (loss)			24,138		24,138
Other comprehensive income (loss), net of tax				(89,798)	(89,798)
Total comprehensive income (loss)					(65,660)
Balance, March 31, 2021	$2,000	$350,035	$352,588	$95,609	$800,232
Contributed capital		0			0
Contributed (distributed) capital-parent/child asset transfers		0			0
Comprehensive income (loss):
Net income (loss)			5,864		5,864
Other comprehensive income (loss), net of taxes				49,030	49,030
Total comprehensive income (loss)					54,894
Balance, June 30, 2021	$2,000	$350,035	$358,452	$144,639	$855,126
Contributed capital		0			0
Contributed (distributed) capital-parent/child asset transfers		69			69
Comprehensive income (loss):
Net income (loss)			23,155		23,155
Other comprehensive income (loss), net of taxes				(14,544)	(14,544)
Total comprehensive income (loss)					8,611
Balance, September 30, 2021	$2,000	$350,104	$381,607	$130,095	$863,806

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2019	$2,000	$268,021	$280,246	$85,635	$635,902
Cumulative effect of adoption of accounting changes(1)			(167)		(167)
Contributed capital		85,112			85,112
Contributed (distributed) capital-parent/child asset transfers		(4,268)			(4,268)
Comprehensive income (loss):
Net income (loss)			14,545		14,545
Other comprehensive income (loss), net of tax				(16,565)	(16,565)
Total comprehensive income (loss)					(2,020)
Balance, March 31, 2020	$2,000	$348,865	$294,624	$69,070	$714,559
Contributed capital		0			0
Contributed (distributed) capital-parent/child asset transfers		(130)			(130)
Comprehensive income (loss):
Net income (loss)			10,362		10,362
Other comprehensive income (loss), net of tax				76,999	76,999
Total comprehensive income (loss)					87,361
Balance, June 30, 2020	$2,000	$348,735	$304,986	$146,069	$801,790
Contributed capital		0			0
Contributed (distributed) capital-parent/child asset transfers		0			0
Comprehensive income (loss):
Net income (loss)			19,000		19,000
Other comprehensive income (loss), net of tax				11,600	11,600
Total comprehensive income (loss)					30,600
Balance, September 30, 2020	$2,000	$348,735	$323,986	$157,669	$832,390

(1)Includes the impact from the adoption of ASU 2016-13. See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.
See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Cash Flows
Nine Months Ended September 30, 2021 and 2020 (in thousands)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$53,157	$43,907
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(16,027)	(19,045)
Interest credited to policyholders’ account balances	31,627	33,014
Realized investment (gains) losses, net	(4,743)	(8,088)
Amortization and other non-cash items	(31,316)	(4,695)
Change in:
Future policy benefits	241,108	208,507
Reinsurance recoverables	(162,104)	(187,085)
Accrued investment income	(1,508)	(1,488)
Net payables to/receivables from parent and affiliates	3,955	(12,876)
Deferred policy acquisition costs	(46,701)	(42,715)
Income taxes	(5,607)	(9,139)
Derivatives, net	17,619	1,605
Other, net	12,583	882
Cash flows from (used in) operating activities	92,043	2,784
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	81,318	35,035
Fixed maturities, trading	114	0
Equity securities	0	84
Policy loans	20,103	20,129
Ceded policy loans	(1,356)	(1,185)
Commercial mortgage and other loans	8,978	9,737
Other invested assets	4,598	1,542
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(186,538)	(117,524)
Fixed maturities, trading	(19,724)	(3,497)
Policy loans	(12,739)	(16,249)
Ceded policy loans	1,377	3,381
Commercial mortgage and other loans	(2,437)	(3,616)
Other invested assets	(14,864)	(7,923)
Notes receivable from parent and affiliates, net	(25)	1,398
Derivatives, net	753	315
Other, net	(544)	93
Cash flows from (used in) investing activities	(120,986)	(78,280)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	423,805	403,557
Ceded policyholders’ account deposits	(247,735)	(265,304)
Policyholders’ account withdrawals	(397,221)	(247,216)
Ceded policyholders’ account withdrawals	188,008	189,038
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(2,725)	250
Contributed (distributed) capital - parent/child asset transfers	88	(5,567)
Net change in all other financing arrangements (maturities 90 days or less)	0	(89)
Drafts outstanding	3,655	6,046
Other, net	12,736	7,217
Cash flows from (used in) financing activities	(19,389)	87,932
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(48,332)	12,436
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	68,527	55,924
CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,195	$68,360
Significant Non-Cash Transactions

There were no significant non-cash transactions for the nine months ended September 30, 2021. For the nine months ended September 30, 2020, the Company received $85 million of non-cash assets from its parent, Pruco Life Insurance Company. See Note 9 for additional information.
See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

1.    BUSINESS AND BASIS OF PRESENTATION

Pruco Life Insurance Company of New Jersey (the "Company" or "PLNJ") is a wholly-owned subsidiary of Pruco Life Insurance Company (“Pruco Life”), which in turn is a wholly-owned subsidiary of The Prudential Insurance Company of America (“Prudential Insurance”). Prudential Insurance is a direct wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”). PLNJ is a stock life insurance company organized in 1982 under the laws of the State of New Jersey. It is licensed to sell life insurance and annuities in New Jersey and New York only, and sells such products primarily through affiliated and unaffiliated distributors.

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

The most significant estimates include those used in determining deferred policy acquisition costs ("DAC") and related amortization; policyholders' account balances related to the fair value of embedded derivative instruments associated with the index-linked features of certain universal life products; valuation of investments including derivatives, measurement of allowance for credit losses, and the recognition of other-than-temporary impairments; future policy benefits including guarantees; reinsurance recoverables; provision for income taxes and valuation of deferred tax assets; and accruals for contingent liabilities, including estimates for losses in connection with unresolved legal and regulatory matters.

COVID-19

Since the first quarter of 2020, the novel coronavirus (“COVID-19”) has resulted in extreme stress and disruption in the global economy and financial markets. While markets have rebounded, the pandemic has adversely impacted, and may continue to adversely impact, the Company's results of operations, financial condition and cash flows. Due to the highly uncertain nature of these conditions, it is not possible to estimate the ultimate impacts at this time. The risks may have manifested, and may continue to manifest, in the Company's financial statements in the areas of, among others, i) investments: increased risk of loss on our investments due to default or deterioration in credit quality or value; and ii) insurance liabilities and related balances: potential changes to assumptions regarding investment returns, mortality and policyholder behavior which are reflected in our insurance liabilities and certain related balances (e.g., DAC, etc.). The Company cannot predict what impact the COVID-19 pandemic will ultimately have on its businesses.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of September 30, 2021, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASU issued but not yet adopted as of September 30, 2021 — ASU 2018-12

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, in November 2020 the FASB issued ASU 2020-11, Financial Services-Insurance (Topic 944): Effective Date and Early Application to defer for an additional one year the effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. The Company currently intends to adopt ASU 2018-12 effective January 1, 2023 using the modified retrospective transition method where permitted.

ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. The Company expects the standard to have a significant financial impact on the Financial Statements and will significantly enhance disclosures. In addition to the significant impacts to the balance sheet upon adoption, the Company also expects an impact to the pattern of earnings emergence following the transition date.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Modifications related to COVID-19

We assess modifications to certain fixed income instruments on a case-by-case basis to evaluate whether a troubled debt restructuring ("TDR") has occurred. In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") provides a temporary suspension of TDR accounting for certain COVID-19 related modifications where the investment was not more than 30 days past due as of December 31, 2019 (“TDR Relief”). The TDR Relief was set to expire on December 31, 2020, but was extended through December 31, 2021 by the Consolidated Appropriations Act of 2021. The Company elected to apply the TDR Relief beginning in the first quarter of 2021. The TDR Relief does not apply to modifications completed 60 days after the national emergency related to COVID-19 ends, or December 31, 2021, whichever comes earlier. As of September 30, 2021, any such modifications did not have a material impact on the Company's results of operations. For additional information regarding the Company’s policies for troubled debt restructurings, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$12,892	$774	$0	$0	$13,666
Obligations of U.S. states and their political subdivisions	161,916	17,387	0	0	179,303
Foreign government bonds	93,184	7,715	1,099	0	99,800
U.S. public corporate securities	889,738	115,731	3,822	0	1,001,647
U.S. private corporate securities	192,117	15,480	47	1,558	205,992
Foreign public corporate securities	100,861	7,579	871	0	107,569
Foreign private corporate securities	140,820	8,210	1,706	0	147,324
Asset-backed securities(1)	16,893	597	0	0	17,490
Commercial mortgage-backed securities	138,641	9,421	0	0	148,062
Residential mortgage-backed securities(2)	2,633	444	0	0	3,077
Total fixed maturities, available-for-sale	$1,749,695	$183,338	$7,545	$1,558	$1,923,930

(1)Includes credit-tranched securities collateralized by loan obligations and education loans.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$10,638	$1,017	$0	$0	$11,655
Obligations of U.S. states and their political subdivisions	162,227	20,399	0	0	182,626
Foreign government bonds	79,318	13,347	29	0	92,636
U.S. public corporate securities	791,616	158,087	118	0	949,585
U.S. private corporate securities	222,279	23,564	225	0	245,618
Foreign public corporate securities	60,376	10,022	51	0	70,347
Foreign private corporate securities	148,103	17,892	640	0	165,355
Asset-backed securities(1)	16,535	666	12	0	17,189
Commercial mortgage-backed securities	141,564	13,854	0	0	155,418
Residential mortgage-backed securities(2)	3,214	552	0	0	3,766
Total fixed maturities, available-for-sale	$1,635,870	$259,400	$1,075	$0	$1,894,195

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2021
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government bonds	$24,837	$1,099	$0	$0	$24,837	$1,099
U.S. public corporate securities	100,842	3,542	2,617	280	103,459	3,822
U.S. private corporate securities	0	0	1,009	47	1,009	47
Foreign public corporate securities	16,477	698	1,488	173	17,965	871
Foreign private corporate securities	26,489	671	8,207	1,035	34,696	1,706
Asset-backed securities	1,700	0	0	0	1,700	0
Total fixed maturities, available-for-sale	$170,345	$6,010	$13,321	$1,535	$183,666	$7,545

	December 31, 2020
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government bonds	$2,122	$29	$0	$0	$2,122	$29
U.S. public corporate securities	10,416	118	0	0	10,416	118
U.S. private corporate securities	9,635	225	0	0	9,635	225
Foreign public corporate securities	1,611	51	0	0	1,611	51
Foreign private corporate securities	0	0	12,017	640	12,017	640
Asset-backed securities	988	2	3,941	10	4,929	12
Residential mortgage-backed securities	0	0	0	0	0	0
Total fixed maturities, available-for-sale	$24,772	$425	$15,958	$650	$40,730	$1,075

As of September 30, 2021 and December 31, 2020, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $6.5 million and $0.4 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $1.0 million and $0.7 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of September 30, 2021, the $1.5 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, consumer non-cyclical and technology sectors. As of December 31, 2020, the $0.7 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance and consumer non-cyclical sectors.

In accordance with its policy described in Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at September 30, 2021. This conclusion was based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of September 30, 2021, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	September 30, 2021
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$25,811	$25,572
Due after one year through five years	233,073	244,145
Due after five years through ten years	142,417	152,438
Due after ten years	1,190,227	1,333,146
Asset-backed securities	16,893	17,490
Commercial mortgage-backed securities	138,641	148,062
Residential mortgage-backed securities	2,633	3,077
Total fixed maturities, available-for-sale	$1,749,695	$1,923,930

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$29,890	$810	$42,325	$3,105
Proceeds from maturities/prepayments	6,627	14,331	37,493	31,946
Gross investment gains from sales and maturities	742	136	799	162
Gross investment losses from sales and maturities	(151)	1	(777)	(43)
Write-downs recognized in earnings(2)	0	0	0	(625)
(Addition to) release of allowance for credit losses	(1,558)	0	(1,558)	0

(1)Includes $(1.5) million and $0.0 million of non-cash related proceeds due to the timing of trade settlements for the nine months ended September 30, 2021 and 2020, respectively.
(2)Amounts represent securities actively marketed for sale.

The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the dates indicated:

	Three Months Ended September 30, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$0	$0	$0	$0	$0
Additions to allowance for credit losses not previously recorded	0	0	1,558	0	0	0	1,558
Balance, end of period	$0	$0	$1,558	$0	$0	$0	$1,558

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$0	$0	$0	$0	$0
Additions to allowance for credit losses not previously recorded	0	0	1,558	0	0	0	1,558
Balance, end of period	$0	$0	$1,558	$0	$0	$0	$1,558

For both the three and nine months ended September 30, 2020, there was no activity in the allowance for credit losses for fixed maturity securities.

For both the three and nine months ended September 30, 2021, the net increase in the allowance for credit losses for fixed maturity securities was primarily related to adverse projected cash flows on securities in the transportation sector within private corporate securities.

See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information about the Company’s methodology for developing our allowance for credit losses.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of both September 30, 2021 and December 31, 2020.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income,” was $0.0 million and $1.1 million during the three months ended September 30, 2021 and 2020, respectively, and $(0.2) million and $1.0 million during the nine months ended September 30, 2021 and 2020, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	September 30, 2021		December 31, 2020
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$44,320	35.0%	$46,755	35.0%
Hospitality	13,828	10.9	14,031	10.5
Industrial	17,089	13.5	13,936	10.4
Office	16,960	13.4	23,649	17.7
Other	16,713	13.2	16,929	12.7
Retail	15,606	12.2	15,857	11.9
Total commercial mortgage loans	124,516	98.2	131,157	98.2
Agricultural property loans	2,288	1.8	2,398	1.8
Total commercial mortgage and agricultural property loans	126,804	100.0%	133,555	100.0%
Allowance for credit losses	(250)		(440)
Total net commercial mortgage and other loans	$126,554		$133,115

As of September 30, 2021, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in New York (14%), Florida (10%), Illinois (10%) and Texas (9%)) and included loans secured by properties in Europe (7%).

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended September 30,
	2021			2020
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$350	$0	$350	$457	$0	$457
Addition to (release of) allowance for expected losses	(100)	0	(100)	(9)	0	(9)
Allowance, end of period	$250	$0	$250	$448	$0	$448

	Nine Months Ended September 30,
	2021			2020
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$440	$0	$440	$164	$1	$165
Cumulative effect of adoption of ASU 2016-13	0	0	0	204	0	204
Addition to (release of) allowance for expected losses	(190)	0	(190)	80	(1)	79
Allowance, end of period	$250	$0	$250	$448	$0	$448

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for additional information about the Company's methodology for developing our allowance and expected losses.

For the three months ended September 30, 2021, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to the improving credit environment. For the three months ended September 30, 2020, the net decrease in the allowance for credit losses on commercial mortgage and other loans was minimal and related to usual portfolio activity.

For the nine months ended September 30, 2021, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to the improving credit environment. For the nine months ended September 30, 2020, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to the cumulative effect of adoption of ASU 2016-13.

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	September 30, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in thousands)
Commercial Mortgage Loans
Loan-to-Value Ratio:
0%-59.99%	$362	$0	$6,118	$1,444	$8,875	$46,681	$63,480
60%-69.99%	2,068	2,198	25,615	0	1,016	23,417	54,314
70%-79.99%	0	0	3,874	0	0	1,885	5,759
80% or greater	0	0	0	0	963	0	963
Total	$2,430	$2,198	$35,607	$1,444	$10,854	$71,983	$124,516
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$2,430	$2,198	$30,144	$1,444	$9,890	$65,882	$111,988
1.0 - 1.2x	0	0	0	0	964	2,736	3,700
Less than 1.0x	0	0	5,463	0	0	3,365	8,828
Total	$2,430	$2,198	$35,607	$1,444	$10,854	$71,983	$124,516
Agricultural Property Loans
Loan-to-Value Ratio:
0%-59.99%	$0	$0	$0	$0	$0	$2,288	$2,288
60%-69.99%	0	0	0	0	0	0	0
70%-79.99%	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$2,288	$2,288
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$0	$0	$0	$0	$0	$2,288	$2,288
1.0 - 1.2x	0	0	0	0	0	0	0
Less than 1.0x	0	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$2,288	$2,288

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	September 30, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$124,516	$0	$0	$0	$124,516	$0
Agricultural property loans	2,288	0	0	0	2,288	0
Total	$126,804	$0	$0	$0	$126,804	$0

(1)As of September 30, 2021, there were no loans in this category accruing interest.
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

The Company did not have any commercial mortgage and other loans purchased with credit deterioration, as of both September 30, 2021 and December 31, 2020.

For both the three and nine months ended September 30, 2021 and 2020, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	September 30, 2021	December 31, 2020
	(in thousands)
Company’s investment in separate accounts	$3,813	$3,269
LPs/LLCs:
Equity method:
Private equity	58,765	38,261
Hedge funds	36,079	33,773
Real estate-related	6,440	4,625
Subtotal equity method	101,284	76,659
Fair value:
Private equity	423	590
Hedge funds	64	69
Real estate-related	2,339	2,141
Subtotal fair value	2,826	2,800
Total LPs/LLCs	104,110	79,459
Derivative instruments	9,960	14,781
Total other invested assets	$117,883	$97,509

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	September 30, 2021	December 31, 2020
	(in thousands)
Fixed maturities	$16,604	$15,178
Equity securities	92	1
Commercial mortgage and other loans	337	372
Policy loans	5,720	5,688
Short-term investments and cash equivalents	3	9
Total accrued investment income	$22,756	$21,248

There were no write-downs on accrued investment income for both the three months and nine months ended September 30, 2021 and 2020.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Fixed maturities, available-for-sale	$16,491	$15,531	$49,081	$45,374
Fixed maturities, trading	209	144	546	386
Equity securities	91	91	273	273
Commercial mortgage and other loans	1,317	1,331	4,102	4,175
Policy loans	2,881	2,899	8,540	8,660
Other invested assets	7,182	4,300	16,098	4,625
Short-term investments and cash equivalents	8	40	40	399
Gross investment income	28,179	24,336	78,680	63,892
Less: investment expenses	(1,235)	(1,076)	(3,293)	(2,984)
Net investment income	$26,944	$23,260	$75,387	$60,908

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Fixed maturities(1)	$(967)	$137	$(1,536)	$(506)
Commercial mortgage and other loans	100	9	190	(79)
Other invested assets	1	4	172	(55)
Derivatives	6,221	2,393	5,925	8,771
Short term investments and cash equivalents	0	(8)	(8)	(43)
Realized investment gains (losses), net	$5,355	$2,535	$4,743	$8,088

(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	September 30, 2021	December 31, 2020
	(in thousands)
Fixed maturity securities, available-for-sale without an allowance	$175,793	$258,325
Derivatives designated as cash flow hedges(1)	4,254	(2,998)
Affiliated notes, available-for-sale	211	254
Other investments	346	143
Net unrealized gains (losses) on investments	$180,604	$255,724

(1)For more information on cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both September 30, 2021 and December 31, 2020, the Company had no repurchase agreements.

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	September 30, 2021			December 31, 2020
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
Foreign public corporate securities	$0	$0	$0	$2,725	$0	$2,725
Total cash collateral for loaned securities(1)	$0	$0	$0	$2,725	$0	$2,725

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

	September 30, 2021			December 31, 2020
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$126,823	$4,004	$(1,127)	$126,806	$2,404	$(7,017)
Total Derivatives Designated as Hedge Accounting Instruments:	$126,823	$4,004	$(1,127)	$126,806	$2,404	$(7,017)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$30,200	$3,193	$0	$30,200	$4,535	$0
Credit
Credit Default Swaps	0	0	0	713	0	(6)
Currency/Interest Rate
Foreign Currency Swaps	35,204	2,675	(547)	33,224	2,374	(1,650)
Foreign Currency
Foreign Currency Forwards	5,053	80	(4)	3,087	0	(96)
Equity
Equity Options	477,950	18,305	(16,619)	441,725	41,582	(27,350)
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	$548,407	$24,253	$(17,170)	$508,949	$48,491	$(29,102)
Total Derivatives(1)(2)	$675,230	$28,257	$(18,297)	$635,755	$50,895	$(36,119)

(1)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $829 million and $1,195 million as of September 30, 2021 and December 31, 2020, respectively included in “Future policy benefits” and $147 million and $154 million as of September 30, 2021 and December 31, 2020, respectively included in “Policyholders’ account balances". The fair value of the related reinsurance, included in "Reinsurance recoverables" or "Other liabilities" was an asset of $829 million and $1,195 million as of September 30, 2021 and December 31, 2020, respectively.
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

	September 30, 2021
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$28,257	$(18,297)	$9,960	$(9,806)	$154
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$28,257	$(18,297)	$9,960	$(9,806)	$154
Offsetting of Financial Liabilities:
Derivatives	$18,297	$(18,297)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$18,297	$(18,297)	$0	$0	$0

	December 31, 2020
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$50,895	$(36,114)	$14,781	$(14,572)	$209
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$50,895	$(36,114)	$14,781	$(14,572)	$209
Offsetting of Financial Liabilities:
Derivatives	$36,119	$(36,119)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$36,119	$(36,119)	$0	$0	$0

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

	Three Months Ended September 30, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(44)	$378	$327	$3,563
Total cash flow hedges	(44)	378	327	3,563
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(49)	0	0	0
Currency	87	0	0	0
Currency/Interest Rate	1,880	0	7	0
Credit	0	0	0	0
Equity	43	0	0	0
Embedded Derivatives	4,304	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	6,265	0	7	0
Total	$6,221	$378	$334	$3,563

	Nine Months Ended September 30, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(6)	$1,154	$360	$7,252
Total cash flow hedges	(6)	1,154	360	7,252
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(560)	0	0	0
Currency	182	0	0	0
Currency/Interest Rate	2,519	0	1	0
Credit	(4)	0	0	0
Equity	4,492	0	0	0
Embedded Derivatives	(698)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	5,931	0	1	0
Total	$5,925	$1,154	$361	$7,252

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(92)	$470	$(763)	$(6,962)
Total cash flow hedges	(92)	470	(763)	(6,962)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(31)	0	0	0
Currency	(96)	0	0	0
Currency/Interest Rate	(1,733)	0	(16)	0
Credit	(1)	0	0	0
Equity	4,281	0	0	0
Embedded Derivatives	65	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	2,485	0	(16)	0
Total	$2,393	$470	$(779)	$(6,962)

	Nine Months Ended September 30, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI(1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(65)	$1,436	$(82)	$3,441
Total cash flow hedges	(65)	1,436	(82)	3,441
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	2,063	0	0	0
Currency	(65)	0	0	0
Currency/Interest Rate	1,830	0	4	0
Credit	(71)	0	0	0
Equity	(376)	0	0	0
Embedded Derivatives	5,455	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	8,836	0	4	0
Total	$8,771	$1,436	$(78)	$3,441
(1)Net change in AOCI.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2020	$(2,998)
Amount recorded in AOCI
Currency/Interest Rate	8,760
Total amount recorded in AOCI	8,760
Amount reclassified from AOCI to income
Currency/Interest Rate	(1,508)
Total amount reclassified from AOCI to income	(1,508)
Balance, September 30, 2021	$4,254
.
The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using September 30, 2021 values, it is estimated that a pre-tax gain of $1.6 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending September 30, 2022.

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

Credit Derivatives

The Company has no exposure from credit derivative positions where it has written credit protection as of September 30, 2021 and December 31, 2020.
The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. The Company has outstanding notional amounts of $0 million and $0.7 million reported as of September 30, 2021 and December 31, 2020, respectively with a fair value of $0 million for both periods.

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

	September 30, 2021
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$13,666	$0	$	$13,666
Obligations of U.S. states and their political subdivisions	0	179,303	0		179,303
Foreign government bonds	0	99,800	0		99,800
U.S. corporate public securities	0	1,001,647	0		1,001,647
U.S. corporate private securities	0	202,964	3,028		205,992
Foreign corporate public securities	0	107,569	0		107,569
Foreign corporate private securities	0	125,946	21,378		147,324
Asset-backed securities(2)	0	17,490	0		17,490
Commercial mortgage-backed securities	0	148,062	0		148,062
Residential mortgage-backed securities	0	3,077	0		3,077
Subtotal	0	1,899,524	24,406		1,923,930
Fixed maturities, trading	0	37,344	0		37,344
Equity securities	0	124	5,876		6,000
Cash equivalents	0	12,829	0		12,829
Other invested assets(3)	0	28,257	0	(18,297)	9,960
Reinsurance recoverables	0	0	828,887		828,887
Receivables from parent and affiliates	0	799	0		799
Subtotal excluding separate account assets	0	1,978,877	859,169	(18,297)	2,819,749
Separate account assets(4)(5)	0	15,321,745	0		15,321,745
Total assets	$0	$17,300,622	$859,169	$(18,297)	$18,141,494
Future policy benefits(6)	$0	$0	$828,887	$	$828,887
Policyholders' account balances	0	0	147,212		147,212
Payables to parent and affiliates	0	18,297	0	(18,297)	0
Total liabilities	$0	$18,297	$976,099	$(18,297)	$976,099

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2020
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$11,655	$0	$	$11,655
Obligations of U.S. states and their political subdivisions	0	182,626	0		182,626
Foreign government bonds	0	92,636	0		92,636
U.S. corporate public securities	0	949,585	0		949,585
U.S. corporate private securities	0	245,194	424		245,618
Foreign corporate public securities	0	70,347	0		70,347
Foreign corporate private securities	0	141,734	23,621		165,355
Asset-backed securities(2)	0	17,189	0		17,189
Commercial mortgage-backed securities	0	155,418	0		155,418
Residential mortgage-backed securities	0	3,766	0		3,766
Subtotal	0	1,870,150	24,045		1,894,195
Fixed maturities, trading	0	19,269	0		19,269
Equity securities	0	123	6,095		6,218
Cash equivalents	0	60,879	0		60,879
Other invested assets(3)	0	50,895	0	(36,114)	14,781
Reinsurance recoverables	0	0	1,195,469		1,195,469
Receivables from parent and affiliates	0	815	0		815
Subtotal excluding separate account assets	0	2,002,131	1,225,609	(36,114)	3,191,626
Separate account assets(4)(5)	0	15,044,796	0		15,044,796
Total assets	$0	$17,046,927	$1,225,609	$(36,114)	$18,236,422
Future policy benefits(6)	$0	$0	$1,195,469	$	$1,195,469
Policyholders' account balances	0	0	153,937		153,937
Payables to parent and affiliates	0	36,119	0	(36,119)	0
Total liabilities	$0	$36,119	$1,349,406	$(36,119)	$1,349,406

(1)“Netting” amounts represent cash collateral of $0 million and $0.0 million as of September 30, 2021 and December 31, 2020, respectively.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of both September 30, 2021 and December 31, 2020, the fair values of such investments was $2.8 million.
(4)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). At September 30, 2021 and December 31, 2020, the fair value of such investments was $2,183 million and $2,073 million, respectively.
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
(6)As of September 30, 2021, the net embedded derivative liability position of $829 million includes $64 million of embedded derivatives in an asset position and $893 million of embedded derivatives in a liability position. As of December 31, 2020, the net embedded derivative liability position of $1,195 million includes $51 million of embedded derivatives in an asset position and $1,246 million of embedded derivatives in a liability position.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	September 30, 2021
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$24,406	Discounted cash flow	Discount rate	2.31%	4.27%	2.67%	Decrease
		Liquidation	Liquidation value	62.58%	62.58%	62.58%	Increase
Reinsurance recoverables	$828,887	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(3)	$828,887	Discounted cash flow	Lapse rate(5)	1%	20%		Decrease
			Spread over LIBOR(6)	0.05%	1.05%		Decrease
			Utilization rate(7)	39%	96%		Increase
			Withdrawal rate	See table footnote (8) below.
			Mortality rate (9)	0%	15%		Decrease
			Equity volatility curve	17%	26%		Increase
Policyholders' account balances(4)	$147,212	Discounted cash flow	Lapse rate(5)	1%	6%		Decrease
			Spread over LIBOR(6)	0.05%	1.07%		Decrease
			Mortality rate (9)	0%	23%		Decrease
			Equity volatility curve	13%	30%		Increase

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$24,045	Discounted cash flow	Discount rate	1.84%	6.55%	2.32%	Decrease
Reinsurance recoverables	$1,195,469	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(3)	$1,195,469	Discounted cash flow	Lapse rate(5)	1%	20%		Decrease
			Spread over LIBOR(6)	0.06%	1.17%		Decrease
			Utilization rate(7)	39%	96%		Increase
			Withdrawal rate	See table footnote(8) below.
			Mortality rate(9)	0%	15%		Decrease
			Equity volatility curve	18%	26%		Increase
Policyholders' account balances(4)	$153,937	Discounted cash flow	Lapse rate(5)	1%	6%		Decrease
			Spread over LIBOR(6)	0.06%	1.17%		Decrease
			Mortality rate (9)	0%	24%		Decrease
			Equity volatility curve	15%	30%		Increase

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
(8)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of September 30, 2021 and December 31, 2020, the minimum withdrawal rate assumption is 76% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$22,743	$(2,443)	$0	$0	$0	$0	$0	$4,106	$0	$24,406	$(2,443)
Other assets:
Equity securities	5,904	(28)	0	0	0	0	0	0	0	5,876	(28)
Reinsurance recoverables	834,207	(33,172)	27,852	0	0	0	0	0	0	828,887	(23,244)
Liabilities:
Future policy benefits	(834,207)	33,172	0	0	(27,852)	0	0	0	0	(828,887)	23,244
Policyholders' account balances(4)	(152,149)	3,886	0	0	0	1,051	0	0	0	(147,212)	6,067

	Three Months Ended September 30, 2021
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(1,559)	$0	$(884)	$0	$(1,558)	$0	$(885)
Other assets:
Equity securities	0	(28)	0	0	0	(28)	0
Reinsurance recoverables	(33,172)	0	0	0	(23,244)	0	0
Liabilities:
Future policy benefits	33,172	0	0	0	23,244	0	0
Policyholders' account balances	3,886	0	0	0	6,067	0	0

	Nine Months Ended September 30, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$24,045	$(3,708)	$0	$0	$0	$(37)	$0	$4,106	$0	$24,406	$(3,707)
Other assets:
Equity securities	6,095	(219)	0	0	0	0	0	0	0	5,876	(219)
Reinsurance recoverables	1,195,469	(449,896)	83,314	0	0	0	0	0	0	828,887	(408,850)
Liabilities:
Future policy benefits	(1,195,469)	449,896	0	0	(83,314)	0	0	0	0	(828,887)	408,850
Policyholders' account balances(4)	(153,937)	(1,785)	0	0	0	8,510	0	0	0	(147,212)	4,701

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2021
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(1,559)	$0	$(2,149)	$0	$(1,558)	$0	$(2,149)
Other assets:
Equity securities	0	(219)	0	0	0	(219)	0
Reinsurance recoverables	(449,896)	0	0	0	(408,850)	0	0
Liabilities:
Future policy benefits	449,896	0	0	0	408,850	0	0
Policyholders' account balances	(1,785)	0	0	0	4,701	0	0

	Three Months Ended September 30, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$20,232	$895	$0	$1	$0	$0	$0	$0	$0	$21,128	$895
Other assets:
Equity securities	7,187	1,125	0	0	0	0	0	0	0	8,312	1,125
Reinsurance recoverables	1,741,924	(247,857)	27,766	0	0	0	0	0	0	1,521,833	(236,111)
Liabilities:
Future policy benefits	(1,741,924)	247,857	0	0	(27,766)	0	0	0	0	(1,521,833)	236,111
Policyholders' account balances(4)	(143,242)	(232)	0	0	(1,798)	0	0	0	0	(145,272)	1,809

	Three Months Ended September 30, 2020
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$0	$0	$895	$0	$0	$0	$895
Other assets:
Equity securities	0	1,125	0	0	0	1,125	0
Reinsurance recoverables	(247,857)	0	0	0	(236,111)	0	0
Liabilities:
Future policy benefits	247,857	0	0	0	236,111	0	0
Policyholders' account balances	(232)	0	0	0	1,809	0	0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$1,178	$1,080	$0	$(860)	$0	$0	$0	$19,730	$0	$21,128	$1,085
Other assets:
Equity securities	7,305	1,007	0	0	0	0	0	0	0	8,312	1,007
Reinsurance recoverables	760,558	680,424	80,851	0	0	0	0	0	0	1,521,833	697,223
Liabilities:
Future policy benefits	(760,558)	(680,424)	0	0	(80,851)	0	0	0	0	(1,521,833)	(697,223)
Policyholders' account balances(4)	(133,793)	5,017	0	0	(16,496)	0	0	0	0	(145,272)	6,849

	Nine Months Ended September 30, 2020
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$32	$0	$1,040	$8	$0	$0	$1,085
Other assets:
Equity securities	0	1,007	0	0	0	1,007	0
Reinsurance recoverables	680,424	0	0	0	697,223	0	0
Liabilities:
Future policy benefits	(680,424)	0	0	0	(697,223)	0	0
Policyholders' account balances	5,017	0	0	0	6,849	0	0

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

	September 30, 2021
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$134,853	$134,853	$126,554
Policy loans	0	0	211,219	211,219	211,219
Cash and cash equivalents	7,366	0	0	7,366	7,366
Accrued investment income	0	22,756	0	22,756	22,756
Reinsurance recoverables	0	0	29,201	29,201	27,971
Receivables from parent and affiliates	0	35,560	0	35,560	35,560
Other assets	0	3,681	0	3,681	3,681
Total assets	$7,366	$61,997	$375,273	$444,636	$435,107
Liabilities:
Policyholders’ account balances - investment contracts	$0	$211,982	$41,329	$253,311	$252,081
Cash collateral for loaned securities	0	0	0	0	0
Payables to parent and affiliates	0	14,528	0	14,528	14,528
Other liabilities	0	59,066	0	59,066	59,066
Total liabilities	$0	$285,576	$41,329	$326,905	$325,675

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2020
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$140,921	$140,921	$133,115
Policy loans	0	0	212,163	212,163	212,163
Cash and cash equivalents	7,648	0	0	7,648	7,648
Accrued investment income	0	21,248	0	21,248	21,248
Reinsurance recoverables	0	0	28,654	28,654	26,915
Receivables from parent and affiliates	0	30,246	0	30,246	30,246
Other assets	0	6,205	0	6,205	6,205
Total assets	$7,648	$57,699	$381,738	$447,085	$437,540
Liabilities:
Policyholders’ account balances - investment contracts	$0	$220,527	$41,341	$261,868	$260,128
Cash collateral for loaned securities	0	2,725	0	2,725	2,725
Payables to parent and affiliates	0	16,250	0	16,250	16,250
Other liabilities	0	50,335	0	50,335	50,335
Total liabilities	$0	$289,837	$41,341	$331,178	$329,438

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Reinsurance amounts included in the Company’s Unaudited Interim Statements of Financial Position as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
Reinsurance recoverables	$3,575,571	$3,860,612
Policy loans	(21,962)	(21,466)
Deferred policy acquisition costs	(640,860)	(661,732)
Deferred sales inducements	(38,335)	(40,980)
Other assets	13,345	15,172
Other liabilities	124,427	127,234

Reinsurance recoverables by counterparty are broken out below:

	September 30, 2021	December 31, 2020
	(in thousands)
Prudential Insurance	$1,353,144	$1,726,545
PAR U	1,182,318	1,119,545
PARCC	426,087	448,884
PAR Term	246,538	236,561
Term Re	247,891	232,398
DART	74,407	69,268
Pruco Life	38,715	24,744
Unaffiliated	6,471	2,667
Total reinsurance recoverables	$3,575,571	$3,860,612

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Reinsurance amounts, included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Premiums:
Direct	$60,911	$59,724	$189,718	$187,332
Ceded	(53,651)	(54,138)	(167,813)	(171,423)
Net premiums	7,260	5,586	21,905	15,909
Policy charges and fee income:
Direct	106,559	101,644	313,517	305,653
Ceded(1)	(92,396)	(87,021)	(248,112)	(248,818)
Net policy charges and fee income	14,163	14,623	65,405	56,835
Net investment income:
Direct	27,126	23,433	75,980	61,499
Ceded	(182)	(173)	(593)	(591)
Net investment income	26,944	23,260	75,387	60,908
Asset administration fees:
Direct	11,494	10,196	33,434	29,211
Ceded	(9,167)	(8,440)	(26,941)	(24,344)
Net asset administration fees	2,327	1,756	6,493	4,867
Realized investment gains (losses), net:
Direct	38,102	250,085	453,521	(672,787)
Ceded	(32,747)	(247,550)	(448,778)	680,875
Realized investment gains (losses), net	5,355	2,535	4,743	8,088
Policyholders’ benefits (including change in reserves):
Direct	94,805	91,346	312,750	348,921
Ceded(2)	(92,830)	(90,119)	(280,651)	(317,565)
Net policyholders’ benefits (including change in reserves)	1,975	1,227	32,099	31,356
Interest credited to policyholders’ account balances:
Direct	20,377	20,388	56,837	58,707
Ceded	(8,759)	(9,552)	(25,210)	(25,693)
Net interest credited to policyholders’ account balances	11,618	10,836	31,627	33,014
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(39,700)	(50,216)	(112,762)	(149,912)
(1)Includes $(5.2) million and $(4.0) million of unaffiliated activity for the three months ended September 30, 2021 and 2020, respectively, and $(5.2) million and $(4.0) million for the nine months ended September 30, 2021 and 2020.
(2)Includes $(3.9) million and $(3.4) million of unaffiliated activity for the three months ended September 30, 2021 and 2020, respectively, and $(3.8) million and $(1.9) million for the nine months ended September 30, 2021 and 2020, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The gross and net amounts of life insurance face amount in force as of September 30, 2021 and 2020 were as follows:

	2021	2020
	(in thousands)
Direct gross life insurance face amount in force	$155,764,627	$152,707,454
Reinsurance ceded	(140,780,880)	(138,917,401)
Net life insurance face amount in force	$14,983,747	$13,790,053

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

The Company's income tax provision amounted to an income tax expense of $3.9 million, or 6.82% of income (loss) from operations before income taxes in the first nine months of 2021, compared to an income tax benefit of $(5.4) million, or (14.15)%, in the first nine months of 2020. The Company’s current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

On March 27, 2020, the CARES Act was enacted into law. One provision of the CARES Act amended the Tax Cuts and Jobs Act (“TCJA”) and allowed companies with net operating losses (“NOLs”) originating in 2018, 2019 or 2020 to carry back those losses for five years. The Company incorporated into the full year projected 2020 effective tax rate an income tax benefit of $5 million that resulted from carrying the estimated 2020 NOL back to tax years that have a 35% tax rate.

8.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Statements of Operations and Comprehensive Income (Loss). The balance of and changes in each component of AOCI as of and for the nine months ended September 30, 2021 and 2020, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2020	$(783)	$186,190	$185,407
Change in OCI before reclassifications	(190)	(69,854)	(70,044)
Amounts reclassified from AOCI	0	28	28
Income tax benefit (expense)	40	14,664	14,704
Balance, September 30, 2021	$(933)	$131,028	$130,095

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2019	$(981)	$86,616	$85,635
Change in OCI before reclassifications	133	91,833	91,966
Amounts reclassified from AOCI	0	(783)	(783)
Income tax benefit (expense)	(28)	(19,121)	(19,149)
Balance, September 30, 2020	$(876)	$158,545	$157,669

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

(1)Includes cash flow hedges of $4 million and $(3) million as of September 30, 2021 and December 31, 2020, respectively, and $7 million and $3 million as of September 30, 2020 and December 31, 2019, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/ Interest rate(3)	$662	$(384)	$1,508	$1,289
Net unrealized investment gains (losses) on available-for-sale securities	(967)	137	(1,536)	(506)
Total net unrealized investment gains (losses)(4)	(305)	(247)	(28)	783
Total reclassifications for the period	$(305)	$(247)	$(28)	$783

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

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on available-for-sale fixed maturity securities and certain other invested assets and other assets are included in the Company’s Unaudited Interim Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from OCI those items that are included as part of “Net income” for a period that had been part of OCI in earlier periods. There are no amounts related to net unrealized investment gains (losses) on available-for-sale fixed maturity securities on which an allowance for credit losses has been recognized as of September 30, 2021. The amounts for the periods indicated below represent all other net unrealized investment gains (losses):

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	DAC and Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(3)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)

Balance, December 31, 2020	$255,724	$28,241	$(48,283)	$(49,492)	$186,190
Net investment gains (losses) on investments arising during the period	(75,148)	0	0	15,782	(59,366)
Reclassification adjustment for (gains) losses included in net income	28	0	0	(6)	22
Impact of net unrealized investment (gains) losses	0	(6,806)	12,100	(1,112)	4,182
Balance, September 30, 2021	$180,604	$21,435	$(36,183)	$(34,828)	$131,028

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.0 million for both the three months ended September 30, 2021 and 2020, and $0.0 million and $0.1 million for the nine months ended September 30, 2021 and 2020, respectively. The expense charged to the Company for the deferred compensation program was $0.0 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and $0.3 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $0.4 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively, and $1.0 million and $1.5 million for the nine months ended September 30, 2021 and 2020, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.4 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively, and $1.1 million and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $0.2 million for both the three months ended September 30, 2021 and 2020, and $0.4 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $10 million and $12 million for the three months ended September 30, 2021 and 2020, respectively, and $28 million and $41 million for the nine months ended September 30, 2021 and 2020, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $2 million for both the three months ended September 30, 2021 and 2020, respectively, and $6 million and $5 million for the nine months ended September 30, 2021 and 2020, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Corporate-Owned Life Insurance

The Company has sold three Corporate-Owned Life Insurance ("COLI") policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $3,332 million at September 30, 2021 and $3,071 million at December 31, 2020. Fees related to these COLI policies were $8 million and $7 million for the three months ended September 30, 2021 and 2020, respectively, and $22 million and $21 million for the nine months ended September 30, 2021 and 2020, respectively. The Company retains 10% of the mortality risk associated with these COLI policies up to $0.1 million per individual policy.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $0.9 million and $0.8 million for the three months ended September 30, 2021 and 2020, respectively, and $2.3 million and $2.1 million for the nine months ended September 30, 2021 and 2020, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $45 million and $41 million as of September 30, 2021 and December 31, 2020, respectively. "Net investment income" related to these ventures includes gains of $1.9 million and $2.1 million for the three months ended September 30, 2021 and 2020, respectively, and gains of $3.4 million and $2.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $9 million and $8 million for the three months ended September 30, 2021 and 2020, respectively, and $27 million and $24 million for the nine months ended September 30, 2021 and 2020, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $2 million for both the three months ended September 30, 2021 and 2020, and $6 million and $5 million for the nine months ended September 30, 2021 and 2020, respectively. These revenues are recorded as “Asset administration fees” in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at September 30, 2021 and December 31, 2020 were as follows:

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Maturity Date	Interest Rates			September 30, 2021	December 31, 2020
					(in thousands)
U.S. dollar fixed rate notes	2027	0.00%	-	14.85%	$799	$815
Total long-term notes receivable - affiliated(1)					$799	$815

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

Accrued interest receivable related to these loans was $0.0 million at both September 30, 2021 and December 31, 2020 and is included in “Other assets”. Revenues related to these loans were $0.0 million for both the three months ended September 30, 2021 and 2020, and $0.0 million and $0.1 million for the nine months ended September 30, 2021 and 2020, respectively, and are included in “Other income”.

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the nine months ended September 30, 2021 and for the year ended December 31, 2020.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
Prudential Insurance	April 2020	Purchase	Fixed Maturities	$3,485	$3,320	$(130)	$0
Prudential Insurance	September 2021	Purchase	Fixed Maturities	$10,810	$10,520	$(229)	$0
Prudential Insurance	September 2021	Sale	Fixed Maturities	$7,356	$6,477	$695	$0
Prudential Retirement Insurance & Annuity Co	September 2021	Purchase	Fixed Maturities	$19,724	$19,724	$0	$0
Prudential Retirement Insurance & Annuity Co	September 2021	Sale	Fixed Maturities	$22,557	$22,038	$0	$519
Prudential Insurance	September 2021	Purchase	Derivatives	$715	$213	$(396)	$0
Prudential Retirement Insurance & Annuity Co	September 2021	Purchase	Derivatives	$21	$21	$0	$0
Prudential Retirement Insurance & Annuity Co	September 2021	Sale	Derivatives	$816	$233	$0	$583

Debt Agreements

The Company is authorized to borrow funds up to $200 million from affiliates to meet its capital and other funding needs. As of September 30, 2021 and December 31, 2020, there was no debt outstanding.

The total interest expense to the Company related to loans payable to affiliates was $0.0 million for both the three months ended September 30, 2021 and 2020, and $0.0 million for both the nine months ended September 30, 2021 and 2020.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Contributed Capital and Dividends

Through September 2021, the Company received a capital contribution in the amount of $1 million from Pruco Life. In March 2020, the Company received a capital contribution in the amount of $85 million from Pruco Life.

Through September 2021 and December 2020, the Company did not pay any dividends to Pruco Life.

Reinsurance with Affiliates

As discussed in Note 6, the Company participates in reinsurance transactions with certain affiliates.

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans. As of September 30, 2021, the outstanding balance on these commitments was $1 million and no outstanding balance as of December 31, 2020. This amount does not include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was no allowance for credit losses as of either September 30, 2021 or December 31, 2020. For either the three or nine months ended September 30, 2021, there was no change in allowance. There was a change in allowance of $0.0 million for both the three and nine months ended September 30, 2020. The Company has made commitments to purchase or fund investments, mostly private fixed maturities. As of September 30, 2021 and December 31, 2020, $59 million and $74 million, respectively, of these commitments were outstanding. The amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for the three or nine months ended September 30, 2021 or 2020.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of September 30, 2021, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $10 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

The following discussion of litigation and regulatory matters provides an update of those matters discussed in Note 14 to the Company's Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, and should be read in conjunction with the complete descriptions provided in the Form 10-K.

Behfarin v. Pruco Life

This matter is now closed.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of September 30, 2021, compared with December 31, 2020, and its results of operations for the three and nine months ended September 30, 2021 and 2020. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as well as the statements under “Forward-Looking Statements”, and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

COVID-19
Since the first quarter of 2020, the novel coronavirus (“COVID-19”) has created extreme stress and disruption in the global economy and financial markets and has elevated mortality and morbidity experience for the global population. The COVID-19 pandemic continues to impact our results of operations in the current period and is expected to continue to impact our results of operations in future periods. The COVID-19 pandemic has moved in localized waves, with its impact worsening and then improving in different locations at different times in a repetitive but unpredictable pattern. During the third quarter of 2021, the mortality impacts to our businesses from COVID-19 increased compared to the second quarter. The Company has taken several measures to manage the impacts of this crisis. The actual and expected impacts of these events and other items are included in the following update:
•Outlook. We expect COVID-19 to continue to contribute to elevated levels of mortality, resulting in increased life insurance claims in the near-term. The pandemic may also impact sales volumes.

•Results of Operations. For the three and nine months ended September 30, 2021 we reported a net income of $23 million and $53 million, respectively. See “Results of Operations” for a discussion of results for the third quarter and the first nine months of 2021.

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
•Policyholder liabilities;
•Valuation of investments, including derivatives, measurement of allowance for credit losses, and recognition of other-than-temporary impairments;
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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, other costs and liabilities for future policy benefits for certain of our products, primarily our domestic variable annuity and variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of September 30, 2021, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 0.4% near-term mean reversion equity expected rate of return.

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

Future Adoption of New Accounting Pronouncements

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the Financial Accounting Standards Board (“FASB”) on August 15, 2018. In October 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date to affirm its decision to defer the effective date of ASU 2018-12 to January 1, 2022 (with early adoption permitted), representing a one year extension from the original effective date of January 1, 2021. As a result of the COVID-19 pandemic, in November 2020 the FASB issued ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application to defer for an additional one year the effective date of ASU 2018-12 from January 1, 2022 to January 1, 2023, and to provide transition relief to facilitate the early adoption of the ASU. The transition relief would allow large calendar-year public companies that early adopt ASU 2018-12 to apply the guidance either as of January 1, 2020 or January 1, 2021 (and record transition adjustments as of January 1, 2020 or January 1, 2021, respectively) in the 2022 financial statements. Companies that do not early adopt ASU 2018-12 would apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. The Company currently intends to adopt ASU 2018-12 effective January 1, 2023 using the modified retrospective transition method where permitted.

ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. The Company expects the standard to have a significant financial impact on the Financial Statements and will significantly enhance disclosures. In addition to significant impacts to the balance sheet upon adoption, the Company also expects an impact to the pattern of earnings emergence following the transition date. See Note 2 to the Unaudited Interim Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Changes in Financial Position

Total assets increased $0.2 billion from $23.7 billion at December 31, 2020 to $23.9 billion at September 30, 2021. Significant components were:
•Separate account assets increased $0.4 billion primarily driven by favorable equity market performance, partially offset by net outflows and policy charges;
Partially offset by:
•Reinsurance recoverables decreased $0.3 billion primarily related to the variable annuity reinsured living benefit liabilities resulting from rising interest rates and favorable equity market performance.
Total liabilities increased $0.2 billion from $22.8 billion at December 31, 2020 to $23.0 billion at September 30, 2021. Significant components were:
•Separate account liabilities increased $0.4 billion, corresponding to the increase in Separate account assets, as discussed above;
Partially offset by:
•Future policy benefits decreased $0.2 billion primarily driven by a decrease in reserves related to our variable annuity living benefit liabilities, as discussed above.
Total equity decreased $1 million from $865 million at December 31, 2020 to $864 million at September 30, 2021 primarily driven by unrealized losses on fixed maturity investments driven by rising interest rates reflected in Accumulated other comprehensive income (loss), partially offset by an after-tax net income of $53 million.

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Income (loss) from operations before income taxes increased $5 million from income of $20 million for the three months ended September 30, 2020 to income of $25 million for the three months ended September 30, 2021 primarily driven by:
•Higher Net investment income on non-coupon investments, partially offset by lower reinvestment yields; and
•Higher Realized investment gains (losses), net due to favorable currency swap gains, partially offset by losses on interest rate swaps from rising rates.
Nine Months Comparison
Income (loss) from operations before income taxes increased $19 million from income of $38 million for the nine months ended September 30, 2020 to income of $57 million for the nine months ended September 30, 2021. This includes an unfavorable comparative net loss of $3 million from our annual reviews and update of assumptions and other refinements, as mentioned above. Excluding the impact of our annual reviews and update of assumptions and other refinements, income (loss) from operations increased $22 million primarily driven by:
•Higher Net investment income due to income on non-coupon investments and higher invested assets from the retained life business, partially offset by lower reinvestment yields;
•Higher Policy charges and fee income due to favorable equity markets driving increased variable life account values and higher amortization from unearned revenue reserves due to business growth; and
•Higher Premiums from growth in term policies retained by the Company.
Revenues, Benefits and Expenses

Three Months Comparison

Revenues increased $5 million from $51 million for the three months ended September 30, 2020 to $56 million for the three months ended September 30, 2021 primarily driven by:
•Higher Net investment income on non-coupon investments, partially offset by lower reinvestment yields; and
•Higher Realized investment gains (losses), net due to currency swap gains, partially offset by losses on interest rate swaps from rising rates.
Benefits and expenses were flat at $31 million for the three months ended September 30, 2020 to $31 million for the three months ended September 30, 2021.
Nine Months Comparison
Revenues increased $24 million from a gain of $150 million for the nine months ended September 30, 2020 to a gain of $174 million for the nine months ended September 30, 2021. This includes an unfavorable comparative net decrease of $4 million from our annual reviews and update of assumptions and other refinements, as mentioned above. Excluding the impact of our annual reviews and update of assumptions and other refinements, Revenues increased $28 million primarily driven by:
•Higher Net investment income due to income on non-coupon investments and higher invested assets from the retained life business, partially offset by lower reinvestment yields;
•Higher Policy charges and fee income due to favorable equity markets driving increased variable life account values and higher amortization from unearned revenue reserves due to business growth; and
•Higher Premiums from growth in term policies retained by the Company.

Benefits and expenses increased $6 million from an expense of $111 million for the nine months ended September 30, 2020 to an expense of $117 million for the nine months ended September 30, 2021. This includes a favorable comparative net decrease of $1 million from our annual reviews and update of assumptions and other refinements, as mentioned above. Excluding the impact of our annual reviews and update of assumptions and other refinements, Benefits and expenses increased $7 million primarily driven by:
•Higher General, administrative and other expenses driven by an unfavorable comparative impact from commission and expense allowance ceded due to lower sales, partially offset by lower expenses due to company initiatives; and
•Higher Amortization of deferred policy acquisition costs driven by business growth primarily from variable life.
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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, and fixed maturities that are not designated as held-to-maturity and public equity securities. As of September 30, 2021 and December 31, 2020, the Company had liquid assets of $1,987 million and $1,988 million, respectively. The portion of liquid assets comprised cash and cash equivalents was $20 million and $69 million as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, $1,750 million, or 96%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.

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

As of September 30, 2021, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $14,700 million of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $12,746 million of surplus notes was outstanding, compared to an aggregate issuance capacity of $14,825 million, of which $12,919 million was outstanding as of December 31, 2020. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Financing Activities” in the Annual Report on Form 10-K for the year ended December 31, 2020.

As of September 30, 2021, our affiliated captive reinsurance companies had outstanding an aggregate of $2,775 million of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $1,175 million relates to Regulation XXX reserves and approximately $1,600 million relates to Guideline AXXX reserves. In addition, as of September 30, 2021, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $3,982 million of surplus notes outstanding that were issued to affiliates.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of September 30, 2021, there have been no material changes in our economic exposure to market risk from December 31, 2020, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2020, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of September 30, 2021. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 15, 2021