Form 10-K
period 2021-12-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2022-03-16
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-K
_____________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2021
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of March 16, 2022, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Prudential Financial, Inc.’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2022, to be filed by Prudential Financial, Inc. with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2021.
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

Traditional Variable Annuities
•Prudential Premier® Investment Variable Annuity (“PPI”) offers tax-deferred asset accumulation, annuitization options and an optional death benefit that guarantees the contractholder’s beneficiary a return of total purchase payments made to the contract, adjusted for any partial withdrawals, upon death.
•MyRock® Advisors, a fee-based variable annuity that offers an optional Dynamic Income Benefit (“IB”) rider, that provides longevity protection through a preset withdrawal percentage applied to a variable income base. In addition, the product offers either a basic death benefit, or a ROP death benefit. Both the IB and the ROP are available for an additional fee.

Other Traditional Variable Annuities (Sales Discontinued as of December 31,2020)
•The Prudential Premier® Retirement Variable Annuity with Highest Daily Lifetime Income (“HDI”) offers lifetime income based on the highest daily account value plus a compounded deferral credit.
•The Prudential Defined IncomeSM (“PDI”) Variable Annuity provides for guaranteed lifetime withdrawal payments but restricts contractholder investment to a single bond sub-account within the separate accounts. PDI includes a living benefit rider which provides for a specified lifetime income withdrawal rate applied to total purchase payments made to the contracts, subject to annual roll-up increases until lifetime withdrawals commence.
•The Prudential Premier® Retirement Variable Annuity with Legacy Protection Plus (“LPP”) provides an optional enhanced death benefit based on the purchase payments rolling up at a preset rate on an annual basis until certain events occur.

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

Other Universal Life (Sales Discontinued as of July 13, 2020)
•PruLife® Universal Protector, a single life, guaranteed universal life insurance product.

Marketing and Distribution
Our distribution efforts for our annuity products, which are supported by a network of internal and external wholesalers, are executed through a diverse group of distributors including:
•Third-party distribution through:
◦Broker-dealers;
◦Banks and wirehouses;
◦Independent financial planners; and
◦Independent Marketing Organizations (“IMO”) (specifically for SurePath® and SurePath® Income).
•Financial professionals, including those associated with Prudential Advisors, Prudential's proprietary nationwide sales organization.
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
•Our life-related product assumptions of future mortality and morbidity, persistency, interest rates, expenses, premium payment patterns, separate account fund performance and product-generated tax deductions.

Competition

We are among the industry’s largest providers of individual annuities and we compete with other providers of retirement savings and accumulation products, including large, well established insurance and financial services companies. We believe our competitive advantage lies primarily in our innovative product features and our risk management strategies as well as brand recognition, financial strength, the breadth of our distribution platform and our customer service capabilities. We periodically adjust product offerings, prices and features based on the market and our strategy, with a goal of achieving customer and enterprise value.

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
•Anti-Money Laundering and Anti-Bribery Laws
•Unclaimed Property Laws
•Taxation
•International and Global Regulatory Initiatives

Several of Prudential Financial’s domestic and foreign regulators participate in an annual supervisory college facilitated by the NJDOBI. The purpose of the supervisory college is to promote ongoing supervisory coordination, facilitate the sharing of information among regulators and enhance each regulator’s understanding of Prudential Financial’s risk profile. The most recent supervisory college was held in October 2021.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) increased the potential for federal regulation of our businesses. The Financial Stability Oversight Council (“FSOC” or the “Council”) may designate certain financial companies as a non-bank financial company (a “Designated Financial Company”) subject to supervision by the Board of Governors of the Federal Reserve System (“FRB”). In October 2017, the U.S. Department of the Treasury released a report titled “A Financial System That Creates Economic Opportunities - Asset Management and Insurance” which recommended, among other things, that primary federal and state regulators should focus on potential systemic risks arising from products and activities, and on implementing regulations that strengthen the asset management and insurance industries as a whole, rather than focus on an entity-based regulatory regime. The report also affirmed the role of the U.S. state-based system of insurance regulation. In December 2019, FSOC revised its interpretive guidance regarding Designated Financial Company determinations. The guidance describes the approach FSOC intends to take in prioritizing its work to identify and address potential risks to U.S. financial stability using an activities-based approach, and enhancing the analytical rigor and transparency in the processes FSOC intends to follow if it were to consider making a Designated Financial Company determination. From time to time Congress has also introduced legislation which if enacted, would amend certain provisions of Dodd-Frank, including by requiring the Council to prioritize the use of an activities-based approach to mitigate identified systemic risks.

The Council maintains the authority to designate entities, including the Company, for FRB supervision if it determines that either (i) material financial distress at the entity, or (ii) the nature, scope, size, scale, concentration, interconnectedness, or mix of the entity’s activities, could pose a threat to domestic financial stability. The Company continues to believe it does not meet the standards for designation.

We cannot predict whether Treasury reports, interpretive guidance, new legislation or other initiatives aimed at revising Dodd-Frank and regulation of the financial system will ultimately form the basis for changes to laws or regulations impacting the Company.

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

DOL Fiduciary Rules

In June 2018, a Fifth Circuit Court of Appeals decision became effective that vacated rules issued by the DOL that redefined who would be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts (“IRAs”), and generally provided that investment advice to a plan participant or IRA owner would be treated as a fiduciary activity. Prior to being vacated, the rules adversely impacted sales in our individual annuities business and resulted in increased compliance costs. In December 2020, the DOL finalized a new prohibited transaction exemption that became effective on February 16, 2021, which replaced the previously vacated “best interest contract exemption,” and has since extended its non-enforcement relief for different parts of the exemption through January and June 2022, as applicable. The new exemption will allow fiduciaries meeting the requirements of the exemption to receive compensation, including as a result of advice to rollover assets from a tax-qualified plan to an IRA, and to purchase from or sell certain investments to qualified plans and IRAs. The DOL also reinstated the pre-2016 investment advice regulation and provided its current interpretation of that regulation, which could result in rollover recommendations being fiduciary investment advice if certain conditions are met. We are working to implement the necessary policies, procedures and training to comply with the final prohibited transaction exemption and accompanying interpretive guidance for our businesses. Compliance with the new exemption has resulted in increased costs, in particular in the Prudential Advisors distribution system.

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

Change of Control

Most states have insurance laws that require regulatory approval of a direct or indirect change of control of an insurer or an insurer’s holding company. Laws such as these that apply to us prevent any person from acquiring control of Prudential Financial or of its insurance subsidiaries unless that person has filed a statement with specified information with the insurance regulators and has obtained their prior approval. Under most states’ statutes, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. As of January 2022, New Jersey has recognized an additional presumption of control upon the holding or controlling of enough proxies to elect 10% or more of the board of directors of a New Jersey-domiciled insurance company or its parent company. Accordingly, any person who acquires “control” of Prudential Financial, either by the acquisition of voting securities or, in the case of New Jersey, by the accumulation of proxies without the prior approval of the applicable insurance regulator of the states in which our U.S. insurance companies are domiciled will be in violation of these states’ laws and may be subject to injunctive action requiring the disposition or seizure of those securities or proxies by the relevant insurance regulator or prohibiting the voting of those securities or proxies and to other actions determined by the relevant insurance regulator. In addition, many state insurance laws require prior notification to state insurance departments of a change in control of a non-domiciliary insurance company doing business in that state.

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

Additional areas of focus regarding group-wide supervision of insurance holding companies include the following:

•Group Capital Calculation. The NAIC is developing a U.S. group capital calculation that uses a risk-based capital (“RBC”) aggregation methodology. The calculation is intended to serve as an additional tool to help state regulators assess potential risks within and across insurance group. A final version of the calculation is expected to be implemented for year-end December 31, 2022.

•Macroprudential Framework. The NAIC is developing a macroprudential framework intended to: (1) improve state insurance regulators’ ability to monitor and respond to the impact of external financial and economic risks on insurers; (2) better monitor and respond to risk emanating from or amplified by insurers that might be transmitted externally; and (3) increase public awareness of NAIC/state monitoring capabilities regarding macroprudential trends. As part of this initiative, the areas identified by the NAIC for potential enhancement include liquidity reporting and stress testing, resolution and recovery, capital stress testing, and counterparty exposure and concentration. The NAIC has completed and implemented its first liquidity stress test and made updates to ensure continuation of essential services during an insurer resolution.

•Examination. State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years under guidelines promulgated by the NAIC. As group-wide supervisor, NJDOBI, along with our other insurance regulators, has expanded the periodic examinations to cover Prudential and all of its subsidiaries. AZDOI and NJDOBI, along with the insurance regulators of Connecticut and Indiana, has commenced a global consolidated group-wide examination of Prudential Financial and its subsidiaries for the five-year period ended December 31, 2021.

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

Areas of the RBC framework that have recently been subject to reexamination or revision include the following:

•Bond Factors. In August 2021, the NAIC adopted the Moody’s Analytics proposed revisions to the RBC C-1 factors for invested assets effective for the year-end 2021 RBC calculation. The revisions include expanding the current NAIC designations used in the RBC calculation from six bond structures to twenty. The new factors will not materially impact our 2021 RBC calculation.

•Longevity/Mortality Risk. In 2021, the NAIC’s Life Risk-Based Capital Working Group adopted longevity risk factors for some annuity products and a correlation adjustment between longevity and mortality risk factors. The

Company assumes this longevity risk primarily in its individual annuities business. The NAIC is also developing updates to the existing mortality risk factors in RBC.

•Operational Risk. In 2018, the NAIC adopted operational risk charges that became effective for the year-end 2018 RBC calculation. The operational risk charges did not materially impact our 2018 RBC ratios given that we hold statutory capital consistent with or in excess of the thresholds established through these new charges.

•Economic Scenario Generator (“Generator”). In 2017, the American Academy of Actuaries notified the NAIC that it did not have the resources to maintain its Generator used in regulatory reserve and capital calculations. In 2020, the NAIC selected a third-party vendor to provide, maintain, and support the Generator prescribed for life and annuity statutory reserve and capital calculations. The NAIC is evaluating the vendor’s economic scenarios and other modifications. We cannot predict what impact a new Generator may ultimately have on our businesses.

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

The reserving framework for certain of our products and the regulatory capital requirements applicable to our business have undergone reexamination and revision in recent years, including in the following areas:

•Principle-Based Reserving for Life Insurance Products. In 2016, the NAIC adopted a principle-based reserving (“PBR”) approach for life insurance products. Principle-based reserving replaces the reserving methods for life insurance products for which the former formulaic basis for reserves may not accurately reflect the risks or costs of the liability or obligations of the insurer. The principle-based reserving approach had a three-year phase-in period. Principle-based reserving will not affect reserves for policies in force prior to January 1, 2017.

The Company has introduced updated versions of its individual life products in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. These updated products are currently priced to support the principle-based statutory reserve level without the need for reserve financing.

•Variable Annuities Framework for Change. In 2019, the NAIC adopted final revisions to the Valuation Manual (“VM-21”) and risk-based capital instructions to implement a new variable annuity statutory framework for 2020. Changes include: (i) providing more economic reflection of hedging in liability valuations; (ii) eliminating the Standard Scenario and replacing it with the Standard Projection; and (iii) standardizing capital market assumptions and aligning frameworks for total asset requirements and reserves. There was no material impact to our target capital levels from the revised framework.

•New York Life Insurance Product Reserves. As a result of an agreement with the NY DFS regarding the Company's reserving methodologies for certain life insurance products, the Company holds additional statutory reserves on a New York basis, which reduces our New York statutory surplus. The Company is not domiciled in New York, and these changes do not impact statutory reserves reported in New Jersey, the Company's state of domicile, and therefore do not impact the Company's RBC ratio; however, the agreed reserve methodology may require the Company to hold additional New York statutory reserves in the future. New York’s version of PBR, which became effective in January 2020, allows for modifications to the NAIC valuation model and New York’s modifications might require us to increase our New York statutory reserves. If the Company were required to establish material additional reserves on a New York statutory accounting basis or post material amounts of additional collateral with respect to individual annuity or insurance products, the Company's ability to deploy capital for other purposes could be affected and it could be required to obtain additional funding from Prudential Financial or its affiliates.

•Principle-Based Reserving (“PBR”) for Non-Variable Annuities. The NAIC is developing a principle-based reserving framework for non-variable (fixed) annuity products in the accumulation and payout phases. We cannot predict what impact a new fixed annuity PBR framework may ultimately have on our businesses.

•Reinsurance. In August 2021, the NAIC adopted a limit on yearly renewable term (“YRT”) reserve credits (Amendment Proposed Form 2020-10). The adoption requires insurers to complete the phase-in of pre-2020 PBR business by December 31, 2024, unless an insurer receives an additional extension of up to four years by their domiciliary commissioner. Prudential was granted approval for a seven-year transition along with an adjustment to the starting point for the year-

ended December 31, 2021. The proposal allows a prudent level of future mortality improvement (“FMI”) beyond the valuation date starting in 2022. The NAIC is discussing the FMI framework and level of margin.

•Surplus Notes. The NAIC’s Statutory Accounting and Principles Working Group is evaluating changes to the accounting rules regarding surplus notes with linked assets. These changes could result in the classification of the surplus notes as debt instead of surplus and require linked assets to be treated as non-admitted assets. These changes would materially adversely impact the statutory financial position of the Company’s captive reinsurance affiliates that use credit-linked note structures to finance Regulation XXX and Guideline AXXX reserves. Also, in May 2020, the NAIC adopted enhanced disclosures on surplus notes that became effective for year-end 2020 reporting.

•Schedule D Long-Term Bonds. The NAIC’s Statutory Accounting and Principles Working Group is evaluating revisions to the definition of long-term bonds reported on Schedule D under SSAP No. 26R and SSAP No. 43R, to address the current inconsistency in practice for the reporting of non-rated residual tranches for structures captured in scope of SSAP No.43R.

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

Market Conduct Regulation

State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales practices and complaint handling, as well as underwriting and claims activity. State regulatory authorities generally enforce these provisions through periodic market conduct examinations. We have been subject to market conduct examinations relating to our marketplace activities, including with respect to the policies and procedures we use to locate guaranteed group annuity customers and establish related reserves. Market conduct examinations by state regulatory authorities have resulted and may in the future result in us increasing statutory reserves, changing operational processes and procedures, and being subject to fines or other discipline.

Data and Underwriting

The NAIC Accelerated Underwriting Working Group is continuing to evaluate insurers' use of external data and data analytics in accelerated life insurance underwriting. The Working Group is drafting guidance that explores the current state of the industry and its use of accelerated underwriting in life insurance and recommendations for regulators and insurers when evaluating accelerating underwriting.

Climate Change

In 2020, the NAIC established a Climate and Resiliency Task Force under the Executive Committee to coordinate domestic and international discussions and engagement on climate-related risk and resiliency issues. Charges for the Task Force include: considering appropriate climate risk disclosures within the insurance sector; evaluating financial regulatory approaches to climate risk and resiliency, including stress testing, scenario modeling, and solvency implications; considering innovative insurer solutions to climate risk and resiliency; identifying sustainability, resilience and mitigation issues and solutions related to the insurance industry; and considering pre-disaster mitigation and resiliency and the role of state insurance regulators in resiliency. To date, the Task Force has not adopted any regulatory requirements but may do so in the future as it advances its work.

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

SECURE Act

In December 2019, Congress enacted the Setting Every Community up for Retirement Enhancement (“SECURE”) Act. The SECURE Act is intended to help promote retirement plan coverage and increase retirement plan savings, as well as facilitate access to guaranteed lifetime income solutions. The SECURE Act addresses coverage issues by making it easier for small businesses to participate in pooled employer plans and requires coverage of certain long-term, part-time workers. The SECURE Act addresses savings issues by raising the cap on amounts contributed through auto-enrollment, increasing the maximum age for required minimum withdrawals to 72 and removing the age cap (70 1/2) for making IRA contributions. The SECURE Act also made it easier for employers to include guaranteed lifetime income as part of their plan by providing an annuity provider selection safe harbor, as well as providing for the portability of participant investments in annuity products. In addition, the SECURE Act included provisions that enable participants to withdraw, penalty-free, up to $5,000 for expenses attendant to the birth or adoption of a child and limit the ability of certain IRA beneficiaries to defer tax recognition of their inheritance beyond ten years.

In December, 2020, in response to the COVID-19 pandemic, Congress enacted the Consolidated Appropriations Act of 2021 (“CAA”). The CAA includes a provision that changes the floor interest rates used for Definition of Life Insurance (“DOLI”) testing under Section 7702 of the Internal Revenue Code of 1986, as amended (the “Code”), and Modified Endowment Contract (“MEC”) testing under Section 7702A of the Code. The change is intended to better reflect the current low interest rate environment and, for contracts issued on or after January 1, 2021, may increase the DOLI and MEC limits and allow more premium payments relative to the death benefit.

In March, 2021, the American Rescue Plan Act of 2021 (“ARPA”) was enacted. The ARPA includes, among other things, provisions intended to improve funding for multiemployer pension plans, including providing special financial assistance through the Pension Benefit Guarantee Corporation to qualifying underfunded plans and adding five years to the funding improvement period and the rehabilitation period for plans that were in endangered or critical status in 2020 or 2021. The ARPA includes single-employer pension funding relief in the form of interest rate stabilization and an extension of the period for amortizing funding shortfalls.

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

We continue to monitor the potential hedging cost impacts of new initial margin requirements, and increased capital requirements for derivatives transactions. Additionally, the increased need to post cash collateral in connection with mandatorily cleared swaps may also require the liquidation of higher yielding assets for cash, resulting in a negative impact on investment income.

Privacy and Cybersecurity Regulation

We are subject to laws, regulations and directives that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information, and to notify their customers and other individuals of their policies and practices relating to the collection and disclosure of health-related and customer information. In addition, we must comply with international privacy laws, regulations, and directives concerning the cross border transfer or use of employee and customer personal information. These laws, regulations and directives also:

•require protections regarding the use and disclosure of certain information such as national identifier numbers (e.g., social security numbers);
•require notice to affected individuals, regulators and others if there is a breach of the security of certain personal or confidential information;
•require financial institutions and creditors to implement effective programs to detect, prevent, and mitigate identity theft;
•regulate the process by which financial institutions make telemarketing calls and send e-mail, text, or fax messages to consumers and customers;
•require oversight of third parties that have access to, and handle, personal or confidential information;
•provide individuals with rights over their personal information, such as the right to obtain portable copies of or request the deletion of their personal information; and
•prescribe the permissible uses of certain personal information, including customer information and consumer report information.

Regulatory and legislative activity in the areas of privacy, data protection and information and cybersecurity continues to increase worldwide. Financial regulators in the U.S. and international jurisdictions in which Prudential Financial operates continue to focus on data privacy and cybersecurity, including in proposed rulemaking, and have communicated heightened expectations and have increased emphasis in this area in their examinations of regulated entities. For example, the E.U.’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, confers additional privacy rights on individuals in the E.U. and establishes significant penalties for violations. In addition, in the U.S., certain lawmakers in Congress have proposed a number of sweeping privacy laws. In California, the California Consumer Privacy Act (the “CCPA”) became effective in 2020 and confers numerous privacy rights on individuals and corresponding obligations on businesses. Additional rights and obligations will be imposed by the California Privacy Rights Act (the “CPRA”), which we expect to largely become effective in 2023. Additional states, such as Virginia and Colorado, have also passed comprehensive privacy laws similar in scope to the CCPA and CPRA that will also become effective in 2023. Internationally, a number of countries such as Brazil and Argentina have enacted GDPR-like regulations, while others are considering such regulations or, in the case of China, have enacted other privacy regulations.

In October 2017, the NAIC adopted the Insurance Data Security Model Law. The model law requires that insurance companies establish a cybersecurity program and includes specific technical safeguards as well as requirements regarding governance, incident planning, data management, system testing, vendor oversight and regulator notification. The NY DFS adopted a similar regulation effective March 2017 and other states have either implemented the Model Law or are anticipated to implement it in the near future. In 2021, the Office of the Comptroller of the Currency, the Federal Reserve and the Federal Deposit Insurance Corporation adopted a new rule, effective May 1, 2022, requiring banking organizations to notify their banking regulator within 36 hours of a material incident.

The Company is monitoring regulatory guidance and rulemaking in these areas, and may be subject to increased compliance costs and regulatory requirements. In order to respond to the threat of security breaches and cyber-attacks, Prudential Financial has developed a program overseen by the Chief Information Security Officer and the Information Security Office that is designed to protect and preserve the confidentiality, integrity, and continued availability of all information owned by, or in the care of the Company. As part of this program, we also maintain an incident response plan. The program provides for the coordination of various corporate functions and governance groups and serves as a framework for the execution of responsibilities across businesses and operational roles. The program establishes security standards for our technological resources, and includes training for employees, contractors and third parties. As part of the program, we conduct periodic exercises with outside advisors to gain a third-party independent assessment of our technical program and our internal response preparedness. We regularly engage with the outside security community and monitor cyber threat information.

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

In March 2020, in response to the COVID-19 pandemic, Congress enacted the CARES Act. One provision of the CARES Act amends the Tax Act of 2017 and allows companies with net operating losses (“NOLs”) originating in 2018, 2019 or 2020 to carry back those losses for up to five years. See “Income Taxes” in Note 10 to the Financial Statements for more information.

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
The COVID-19 pandemic may increase investment risk. During 2020, the COVID-19 pandemic and its impact on the global economy increased the risk of loss on our investments due to default or deterioration in credit quality or value and may do so again.
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
The COVID-19 pandemic has increased and may continue to increase insurance risk. The COVID-19 pandemic has caused and may continue to cause a mortality calamity or elevated mortality, which may lead to elevated losses. Elevated losses would reduce our earnings and capital, and we may be forced to liquidate assets before maturity in order to pay the excess claims. The pandemic situation may worsen depending on the evolution of the virus’s transmissibility and virulence, including the potential for further mutation, effectiveness of public health measures and availability and effectiveness of vaccines and treatments. Ultimate losses would depend on several factors, including the rates of mortality and morbidity among various segments of the insured population, age and geographic distribution of associated deaths, collectability of reinsurance, performance of our investment portfolio, effect on lapses and surrenders of existing policies, as well as sales of new policies and other variables.

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
Guarantees within certain of our products, in particular our variable annuities and to a lesser extent certain individual life products, are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position under U.S. GAAP . Certain of our products, particularly our variable annuity products, include guarantees of minimum surrender values or income streams for stated periods or for life, which may be in excess of account values. Certain of our products, particularly certain index-linked individual life products, include interest crediting guarantees based on the performance of an index. Downturns in equity markets, increased equity volatility, increased credit spreads, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such guarantees, resulting in increases in reserves and reductions in net income. We use a variety of hedging and risk management strategies, including product features, to mitigate these risks in part and we may periodically change our strategies over time. These strategies may, however, not be fully effective. In addition, we may be unable or may choose not to fully hedge these risks. Hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Hedging instruments also may not change in value correspondingly with associated liabilities due to equity market or interest rate conditions, non-performance risk or other reasons. We may choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP. Changes from period to period in the valuation of these policy benefits, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial position under U.S. GAAP and our statutory capital levels. Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure from our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The above factors, individually or collectively, may have a material adverse effect on our results of operations, financial condition or liquidity.
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
The COVID-19 pandemic has increased and may continue to increase market risk. During 2020 and 2021, the COVID-19 pandemic caused market disruptions and volatility. Continued market disruptions and volatility may negatively impact the profitability of many of our insurance and annuity products, which depends in part on the value of the separate accounts supporting these products which can fluctuate substantially depending on market conditions. Market volatility and reduced liquidity may reduce our ability to implement asset-liability management and hedging strategies.
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
The COVID-19 pandemic has increased and may continue to increase liquidity risk. During 2020, the Company took significant actions to support liquidity in response to the emergence of the COVID-19 pandemic. Future impacts of the COVID-19 crisis and related market dislocations could strain our existing liquidity and cause us to increase the use of our alternative sources of liquidity, which could result in increased financial leverage on our balance sheet and negatively impact our credit and financial strength ratings. Furthermore, certain sources of liquidity might not be available during times of stress, or may only be available on unfavorable terms, which can result in a decrease in our profitability and a significant reduction in our financial flexibility.

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
•Client Service impacts - The Company may not be able to service customers. This may result if the Company is unable to continue operations during a business continuation event or if systems are compromised due to malware or virus.
•Regulatory fines or sanctions - When the Company fails to comply with applicable laws or regulations, regulatory fines or sanctions may be imposed. In addition, possible restrictions on business activities may result.
•Legal actions - Failure to comply with laws and regulations also exposes the Company to litigation risk. This may also result in financial losses.

•Reputational harm - Failure to meet regulator, customer, investor and other stakeholder expectations may cause reputational harm.
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
Key Enterprise Operational Risks - Key enterprise operational risks include, among others, the following:
We are subject to business continuation risk, which is the risk that our operations, systems or data may be disrupted. We may experience a business continuation event as a result of, among other things, the following:
•Severe pandemic, either naturally occurring or intentionally manipulated pathogens.
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
•Unsuspecting employees represent a primary avenue for external parties to gain access to our network and systems. Many attacks, even from sophisticated actors, include rudimentary techniques such as coaxing an internal user to click on a malicious attachment or link to introduce malware or steal their username and password (i.e., phishing).
•The risk associated with wrongdoers encrypting data (i.e., ransomware) or disrupting communications (i.e., denial of service) for the purposes of extortion persists.
•Financial services companies are increasingly being targeted by hackers and fraudulent actors seeking to monetize personally identifiable information or extort money.
•Nation-state sponsored organizations are engaged in cyber-attacks but not only for monetization purposes. Nation states appear to be motivated by the desire to gain information about foreign citizens and governments or to influence or cause disruptions in commerce or political affairs.
•We have also seen continued non-technical attempts to commit fraud or solicit information via call centers and interactive voice response systems.
•We rely on third parties to provide services as described further below. While we have certain standards for all vendors that provide us services, our vendors, and in turn, their own service providers, may become subject to a security breach, including as a result of their failure to perform in accordance with contractual arrangements.
We may not adequately ensure the privacy of personal information. In the course of our ordinary business we collect, store and share with various third-parties (e.g., service providers, reinsurers, etc.) substantial amounts of private and confidential information, including in some instances sensitive information, including health-related information. We are subject to the risk that the privacy of this information may be compromised, including as a result of an information security breach described above. We have experienced cyber-security breaches as a result of which confidential and sensitive health-related information of our customers has been compromised. Any compromise or perceived compromise of our security by us or by one of our vendors could damage our reputation, cause the termination of relationships with distributors, government-run health insurance exchanges, marketing partners and insurance carriers, reduce demand for our services and subject us to significant liability and expense as well as regulatory action and lawsuits, which would harm our business, operating results and financial condition.
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

See Note 14 to the Financial Statements for additional information on litigation and regulatory matters relating to the distribution of products.

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
The COVID-19 pandemic has increased and may continue to increase strategic risk. The COVID-19 pandemic has caused and could again cause an economic downturn, higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending. In such an environment, the demand for our products and our investment returns could be materially adversely affected.

We cannot predict other actions government will take in response to the COVID-19 pandemic, and how any new laws, regulations, or state-sponsored programs may impact our business.
The following items are examples of other factors which could have a meaningful impact on our business.
•A downgrade in our financial strength or credit ratings could potentially, among other things, adversely impact our business prospects, results of operations, financial condition and liquidity. For a discussion of our ratings and the potential impact of a ratings downgrade on our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital.” We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. Our ratings could be downgraded at any time and without notice by any rating agency. Credit rating agencies continually review their methodologies, including capital and earnings assessment models, as well as their ratings for the companies that they follow, including us. The credit rating agencies also evaluate the industry as a whole and may change our credit rating based on their overall view of our industry. In addition, a sovereign downgrade could result in a downgrade of Prudential Financial's subsidiaries operating in that jurisdiction, and ultimately of Prudential Financial and its other subsidiaries. For example, in September 2015, S&P downgraded Japan's sovereign rating to A+ with a 'Stable' outlook citing uncertainties around the strength of economic growth and weak fiscal positions. As a result, S&P subsequently lowered the ratings of a number of institutions in Japan, including Prudential Financial's Japanese insurance subsidiaries. It is possible that Japan’s sovereign rating could be subject to further downgrades, which would result in further downgrades of Prudential Financial’s insurance subsidiaries in Japan. Given the importance of Prudential Financial’s operations in Japan to its overall results, such downgrades could lead to a downgrade of Prudential Financial and its domestic insurance companies.
•The elimination of London Inter-Bank Offered Rate ("LIBOR") may adversely affect certain derivatives and floating rate securities we hold, and any other assets or liabilities whose value is tied to LIBOR. Actions by regulators have resulted in the establishment of alternative reference rates to LIBOR in all major currencies. On March 5, 2021, the U.K. Financial Conduct Authority ("FCA") confirmed that the publication of the principal tenors of the U.S. dollar LIBOR (i.e., overnight, one-month, three-month, six-month and 12-month LIBOR) will cease immediately following a final publication on June 30, 2023. The scheduled cessation date for U.K. pound sterling, Japanese yen, Swiss franc and Euro LIBOR, and the one-week and two-month tenors of U.S. dollar LIBOR, was December 31, 2021. The primary risk in this transition is associated with USD LIBOR. Markets for instruments using rates other than LIBOR continue to develop. The effect of any changes or reforms to LIBOR or discontinuation of LIBOR on new or existing financial instruments to which we have exposure or the activities in our businesses will vary depending on (1) existing fallback provisions in individual contracts, (2) the adoption of fallback provisions through the Inter-Bank Offered Rate Fallbacks Protocol produced by the International Swaps and Derivatives Association and (3) whether, how, and when industry participants develop and widely adopt new reference rates and fallbacks for both legacy and new products or instruments. Accordingly, it is difficult to predict the full impact of the transition away from LIBOR on certain derivatives and floating rate securities we hold, and any other assets or liabilities, as well as contractual rights and obligations, whose value is tied to LIBOR. The value or profitability of these products and instruments may be adversely affected. In addition, there is continued uncertainty resulting from the transition relief being considered by the U.S. Treasury Department regarding the tax implications of reference rate reform and the legislative progress associated with contracts or instruments that do not have satisfactory rate fallback mechanisms and that cannot easily be amended (e.g., certain floating rate debt securities, securitizations and adjustable rate mortgages).
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
•We may fail to meet expectations relating to environmental, social, and governance standards and practices. Certain existing or potential investors, customers and regulators evaluate our business or other practices according to a variety of environmental, social and governance (“ESG”) standards and expectations. Certain of our regulators have proposed or adopted, or may propose or adopt, ESG rules or standards that would apply to our business. Our practices may be judged by ESG standards that are continually evolving and not always clear. Prevailing ESG standards and expectations may also reflect contrasting or conflicting values or agendas. We may fail to meet our commitments or targets, and our policies and processes to evaluate and manage ESG standards in coordination with other business priorities may not prove completely effective or satisfy investors, customers, regulators, or others. We may face adverse regulatory, investor, customer, media, or public scrutiny leading to business, reputational, or legal challenges.
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
Item 6.  [Reserved]
Part II. Item 6 is no longer required pursuant to certain amendments to Regulation S-K that eliminated Item 301.
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
COVID-19
Since the first quarter of 2020, the novel coronavirus (“COVID-19”) has caused extreme stress and disruption in the global economy and financial markets, and elevated mortality and morbidity for the global population. The COVID-19 pandemic continued to impact our results of operations in the current period and is expected to impact our results of operations in future periods.

In 2021, the United States experienced multiple waves of COVID-19, with the severity of each wave depending on such factors as seasonality, varying levels of population immunity, and the evolution of the virus itself into different variants. Deaths from COVID-19 in the United States peaked in the first quarter of 2021, prior to widespread vaccination, and again in the third quarter, due to the emergence of the Delta variant. In December, the Omicron variant emerged in the United States and has since become the dominant strain, causing many more infections but with a smaller percentage of infections resulting in hospitalizations and deaths compared to prior waves. Several vaccines are now widely accessible and other therapeutics, such as antiviral treatments, are increasingly becoming available. As a result, the overall financial impact to the Company is expected to remain manageable; however, the future evolution of the virus, among other factors, could cause the actual course of the pandemic to differ from our current expectations. The Company has taken several measures to manage the impacts of this pandemic. The actual and expected impacts of these measures and other items are set forth below:
•Outlook. We continue to focus on making life insurance solutions more available for financial professionals to distribute and for consumers to purchase, including the growth of accumulation and simplified protection products. We have taken pricing and product actions to ensure we realize appropriate returns for the current economic environment and to diversify our product mix to further limit our sensitivity to interest rates. We expect COVID-19 to continue to contribute in near-term to elevated levels of mortality, resulting in increased life insurance claims.
We also remain focused on helping customers meet their investment and retirement needs. We expect account values, fee income, and spread income to continue to be impacted by market condition.
•Results of Operations. See “Results of Operations” for a discussion of results for the full year of 2021.
•Business Continuity. Throughout the COVID-19 pandemic, we have been executing Prudential Financial Inc.'s ("Prudential Financial") and our business continuity protocols to ensure our employees are safe and able to serve our customers. This included effectively transitioning the vast majority of our employees to remote work arrangements in 2020 and 2021.
We believe we can sustain long-term remote work and social distancing while ensuring that critical business operations are sustained. In addition, we are managing COVID-19-related impacts on third-party provided services, and do not anticipate significant interruption in critical operations.
•Risk Factors. See “Risk Factors” for a discussion of the risks to our business posed by the COVID-19 pandemic.
•CARES Act and Other Regulatory Developments. See "Business-Regulation" for additional information.

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

Insurance Assets
Deferred Policy Acquisition Costs and Deferred Sales Inducements
We capitalize costs that are directly related to the acquisition or renewal of insurance and annuity contracts. These costs primarily include commissions, as well as costs of policy issuance and underwriting and certain other expenses that are directly related to successfully negotiated contracts. We have also deferred costs associated with sales inducements offered in the past related to our variable and fixed annuity contracts. Sales inducements are amounts that are credited to the policyholders' account balances mainly as an inducement to purchase the contract. For additional information about sales inducements, see Note 8 to the Financial Statements. We generally amortize DAC and deferred sales inducements ("DSI") over the expected lives of the contracts, based on our estimates of the level and timing of gross premiums or gross profits, depending on the type of contract. As described in more detail below, in calculating DAC and DSI amortization, we are required to make assumptions about investment returns, mortality, persistency and other items that impact our estimates of the level and timing of gross profits or gross premiums. We also periodically evaluate the recoverability of our DAC and DSI. For certain contracts, this evaluation is performed as part of our premium deficiency testing, as discussed further below in “Insurance Liabilities—Future Policy Benefits". As of December 31, 2021, DAC for our life products was $290 million. There were no DAC and DSI balances as of December 31, 2021 for our annuity products due to a series of reinsurance transactions that the Company entered into on April 1, 2016 with The Prudential Insurance Company of America ("Prudential Insurance"). See Note 6, Note 8 and Note 9 to the Financial Statements for additional information.
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
Annual assumptions review and quarterly adjustments
We perform an annual a comprehensive review of the assumptions used in estimating gross profits for future periods. Over the last several years, the Company’s most significant assumption updates that have resulted in a change to expected future gross profits and the amortization of DAC and DSI have been related to lapse and other contractholder behavior assumptions, mortality, and revisions to expected future rates of returns on investments. These assumptions may also cause potential significant variability in amortization expense in the future. The impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.

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
The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, other costs and liabilities for future policy benefits for certain of our products, primarily our domestic variable annuity and variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of December 31, 2021, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 0.0% near-term mean reversion equity expected rate of return.
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

The following paragraphs provide additional details about the reserves we have established:
The reserves for future policy benefits of our individual annuity business relate to reserves for the GMDB and GMIB features of our variable annuities, and for the optional living benefit features that are accounted for as embedded derivatives. As discussed above, in establishing reserves for GMDBs and GMIBs, we utilize current best estimate assumptions. The primary assumptions used in establishing these reserves generally include annuitization, lapse, withdrawal and mortality assumptions, as well as interest rate and equity market return assumptions. Lapse rates are adjusted at the contract level based on the in-the-moneyness of the benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates are also generally assumed to be lower for the period where surrender charges apply. For life contingent payout annuity contracts, we establish reserves using best estimate assumptions with provisions for adverse deviations as of inception or best estimate assumptions as of the most recent loss recognition date.
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
Policyholders’ Account Balances
Policyholders’ account balances liability represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance, as applicable. The liability also includes provisions for benefits under non-life contingent payout annuities. Our unearned revenue reserve ("URR") is also reported as a component of Policyholders' account balances and had a balance of $160 million as of December 31, 2021. This reserve primarily relates to the variable and universal life products and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and are generally amortized over the expected life of the contract in proportion to the product's estimated gross profits, similar to DAC and DSI as discussed above. Policyholders’ account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life products. For additional information regarding the valuation of these embedded derivatives, see Note 5 to the Financial Statements.
Sensitivities for Insurance Assets and Liabilities
The following table summarizes the impact that could result on each of the listed financial statement balances from changes in certain key assumptions. The information below is for illustrative purposes and includes only the hypothetical direct impact on December 31, 2021 balances of changes in a single assumption and not changes in any combination of assumptions. Additionally, the illustration of the insurance assumption impacts below reflects a parallel shift in the insurance assumptions; however, these may be non-parallel in practice. Changes in current assumptions could result in impacts to financial statement balances that are in excess of the amounts illustrated. A description of the estimates and assumptions used in the preparation of each of these financial statement balances is provided above. For traditional long-duration and limited-payment contracts, U.S. GAAP requires the original assumptions used when the contracts are issued to be locked-in and that those assumptions be used in all future liability calculations as long as the resulting liabilities are adequate to provide for the future benefits and expenses (i.e., there is no premium deficiency). Therefore, these products are not reflected in the sensitivity table below unless the hypothetical change in assumption would result in an adverse impact that would cause a premium deficiency. Similarly, the impact of any favorable change in assumptions for traditional long duration and limited-payment contracts is not reflected in the table below given that the current assumption is required to remain locked-in and instead the positive impacts would be recognized into net income over the life of the policies in force.
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

	December 31, 2021
	Increase (Decrease) in
	Deferred Policy Acquisition Costs	Reinsurance Recoverables	Future Policy Benefits and Policyholders’ Account Balances	Net Impact
	(in millions)
Hypothetical change in current assumptions:
NPR credit spread
Increase by 50 basis points	$0	$(140)	$(150)	$10
Decrease by 50 basis points	$0	$150	$160	$(10)
Mortality
Increase by 1%	$0	$(10)	$(15)	$5
Decrease by 1%	$0	$10	$15	$(5)
Lapse
Increase by 10%	$0	$(45)	$(50)	$5
Decrease by 10%	$0	$45	$55	$(10)
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
An increase or decrease in our effective tax rate by one percentage point would have resulted in a decrease or increase in our 2021 "Income tax expense (benefit)" of $0.6 million.
The CARES Act. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law. One provision of the CARES Act amends the Tax Act of 2017 and allows companies with net operating losses (“NOLs”) originating in 2020, 2019 or 2018 to carry back those losses for up to five years. For 2020, the Company recorded an income tax benefit of $7 million from carrying the estimated 2020 NOL back to tax years that have a 35% tax rate.
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
Adoption of New Accounting Pronouncements
ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the Financial Accounting Standards Board (“FASB”) on August 15, 2018, and was amended by ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date, issued in October 2019, and ASU 2020-11, Financial Services-Insurance (Topic 944): Effective Date and Early Application, issued in November 2020. The Company will adopt ASU 2018-12 effective January 1, 2023 using the modified retrospective transition method where permitted, and apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements.

ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. The Company expects the standard to have a significant financial impact on the Consolidated Financial Statements and will significantly enhance disclosures. In addition to the significant impacts to the balance sheet upon adoption, the Company also expects an impact to the pattern of earnings emergence following the transition date. See Note 2 to the Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Changes in Financial Position
2021 to 2020 Annual Comparison
Total assets increased $0.7 billion from $23.7 billion at December 31, 2020 to $24.4 billion at December 31, 2021. Significant components were:

•Separate account assets increased $0.8 billion primarily driven by favorable market performance, partially offset by policy charges and net outflows;
Partially offset by:
•Reinsurance recoverables decreased $0.3 billion primarily related to the reinsured variable annuity reinsured living benefit liabilities resulting from a decrease in future expected benefit payments driven by increasing interest rates and favorable equity market performance, partially offset by ceded reserve growth on universal life guarantees and term products.
Total liabilities increased $0.6 billion from $22.8 billion at December 31, 2020 to $23.4 billion at December 31, 2021. Significant components were:
•Separate account liabilities increased $0.8 billion, corresponding to the increase in Separate account assets, as discussed above;
Partially offset by:
•Future policy benefits decreased $0.2 billion primarily driven by a decrease in the variable annuity living benefit liabilities, as discussed above, partially offset by growth in reserves for pending claims, universal life guarantees, and term products.
Total equity increased $106 million primarily driven by a $100 million capital contribution from Pruco Life Insurance Company to fund additional reserve requirements.
Results of Operations
Income (loss) from Operations before Income Taxes
2021 to 2020 Annual Comparison
Income from operations before income taxes increased $22 million from income of $42 million in 2020 to income of $64 million in 2021. This includes an unfavorable comparative net loss of $3 million from our annual reviews and update of assumptions and other refinements. Excluding the impact of our annual reviews and update of assumptions and other refinements, income increased $25 million primarily driven by:
•Higher Net investment income due to income on non-coupon investments, partially offset by lower reinvestment yields; and
•Higher Policy charges and fee income due to favorable equity markets driving increased variable life account values and higher amortization from unearned revenue reserves due to business growth
Revenues, Benefits and Expenses
2021 to 2020 Annual Comparison
Revenues increased $38 million from a gain of $194 million in 2020 to a gain of $232 million in 2021. This includes an unfavorable comparative net decrease of $4 million from our annual reviews and update of assumptions and other refinements, as mentioned above. Excluding the impact of our annual reviews and update of assumptions and other refinements, Revenues increased $42 million primarily driven by:
•Higher Net investment income due to income on non-coupon investments, partially offset by lower reinvestment yields;
•Higher Policy charges and fee income due to favorable equity markets driving increased variable life account values and higher amortization from unearned revenue reserves due to business growth; and
•Higher Premiums from growth in term policies retained by the Company.
Benefits and expenses increased $16 million from an expense of $152 million in 2020 to an expense of $168 million in 2021. This includes a favorable comparative net decrease of $1 million from our annual reviews and update of assumptions and other refinements, as mentioned above. Excluding the impact of our annual reviews and update of assumptions and other refinements, the increase was $17 million primarily driven by:
•Higher Policyholders' benefits from an increase in reserves due to continued growth in term policies retained by the Company and higher mortality;
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
Asset Liability Management Strategy (including fixed income instruments and derivatives):
We employ an ALM strategy that utilizes a combination of both traditional fixed income instruments and derivatives to meet expected liabilities associated with our variable annuity living benefit guarantees. The economic liability we manage with this ALM strategy consists of expected living benefit claims under less severe market conditions, which are managed using fixed income instruments, derivatives, or a combination thereof, and potential living benefit claims resulting from more severe market conditions, which are hedged using derivative instruments. For our Prudential Defined Income (“PDI”) variable annuity, we utilize fixed income instruments to meet expected liabilities. For the portion of our ALM strategy executed with derivatives, we enter into a range of exchange-traded and OTC equity, interest rate and credit derivatives, including, but not limited to: equity and treasury futures; total return, credit default and interest rate swaps; and options including equity options, swaptions, and floors and caps. The intent of this strategy is to more efficiently manage the capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to movements in capital markets. To achieve this, we periodically review and recalibrate the ALM strategy by optimizing the mix of derivatives and fixed income instruments to achieve expected outcomes.

Income Taxes
The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2021, 2020 and 2019, and the reported income tax expense (benefit) are provided in the following table:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Expected federal income tax expense (benefit) at federal statutory rate	$13	$9	$7
Non-taxable investment income	(6)	(6)	(7)
Tax credits	(3)	(2)	(4)
Changes in tax law	0	(7)	0
Other	1	0	1
Reported income tax expense (benefit)	$4	$(6)	$(3)
Effective tax rate	6.9%	(15.1)%	(10.2)%

Effective Tax Rate
The effective tax rate is the ratio of “Income tax expense (benefit)” divided by “Income (loss) from operations before income taxes.” Our effective tax rate for fiscal years 2021, 2020 and 2019 was 6.9%, (15.1)% and (10.23)%, respectively. For a detailed description of the nature of each significant reconciling item, see Note 10 to the Financial Statements. The change in the effective tax rate from (15.1)% in 2020 to 6.9% in 2021 was primarily driven by an increase in pre-tax income and the impact of the CARES Act in 2020. The change in the effective tax rate from (10.2)% in 2019 to (15.1)% in 2020 was primarily driven by the impact of the CARES Act in 2020.
Unrecognized Tax Benefits
The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Company had no unrecognized benefit as of December 31, 2021, 2020 and 2019. We do not anticipate any significant changes within the next 12 months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.
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
Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon. We use a Risk Appetite Framework (“RAF”) to ensure that all risks taken by the Company align with our capacity and willingness to take those risks. The RAF provides a dynamic assessment of capital and liquidity stress impacts, including scenarios similar to, and more severe than, those occurring due to COVID-19, and is intended to ensure that sufficient resources are available to absorb those impacts. We believe that our capital and liquidity resources are sufficient to satisfy the capital and liquidity requirements of the Company.
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
The Company is subject to a regulation entitled “Valuation of Life Insurance Policies Model Regulation,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies Model Regulation,” commonly known as “Guideline AXXX.” The regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees at a level that exceeds what our actuarial assumptions for this business would otherwise require. Prudential Financial uses captive reinsurance companies to finance the portion of the reserves for this business that we consider to be non-economic as described below under “-Financing Activities-Term and Universal Life Reserve Financing.”
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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, fixed maturities that are not designated as held-to-maturity, and public equity securities. As of December 31, 2021 and 2020, the Company had liquid assets of $2,088 million and $1,969 million, respectively. The portion of liquid assets comprised cash and cash equivalents and short-term investments was $146 million and $69 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, $1,867 million, or 96%, of the fixed maturity investments in the Company's general account portfolios were rated high or highest quality based on NAIC or equivalent rating.
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
As of December 31, 2021, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $14,600 million of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $12,721 million of surplus notes was outstanding, compared to an aggregate issuance capacity of $14,825 million, of which $12,919 million was outstanding as of December 31, 2020. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. The captive can redeem the principal amount of the outstanding credit-linked notes for cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event affecting the captive. Under the agreements, the external counterparties have agreed to fund any such payments under the credit-linked notes in return for the receipt of fees. Under certain of the transactions, Prudential Financial has agreed to make capital contributions to the captive to reimburse it for investment losses in excess of specified amounts and/or has agreed to reimburse the external counterparties for any payments made under the credit-linked notes. To date, no such payments under the credit-linked notes have been required. Under these transactions, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis.
As of December 31, 2021, our affiliated captive reinsurance companies had outstanding an aggregate of $2,975 million of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $1,125 million relates to Regulation XXX reserves and approximately $1,850 million relates to Guideline AXXX reserves. In addition, as of December 31, 2021, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $3,982 million of surplus notes outstanding that were issued to affiliates.
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
•Hedging: Using derivatives to offset risk exposures. For example, for our variable annuities, potential living benefit claims resulting from more severe market conditions are hedged using derivative instruments.
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
We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift at December 31, 2021 and 2020. This table is presented on a gross basis and excludes offsetting impacts to insurance liabilities that are not considered financial liabilities under U.S. GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets.

	As of December 31, 2021			As of December 31, 2020(1)
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities(2)		$1,972	$(213)		$1,913	$(205)
Policy loans		211	0		212	0
Commercial mortgage and other loans		122	(5)		141	(6)
Derivatives:
Swaps	$190	9	(1)	$191	1	0
Options	489	(2)	0	442	14	0
Forwards	5	0	0	3	0	0
Variable annuity and other living benefit feature embedded derivatives		(822)	412		(1,195)	556
Indexed universal life contracts		(153)	25		(154)	19
Total embedded derivatives(3)		(975)	437		(1,349)	575
Financial liabilities with interest rate risk(4):
Policyholders' account balances-investment contracts		(244)	1		(262)	1
Net estimated potential gain (loss)(5)			$219			$365
(1)Prior period amounts have been updated to conform to current period presentation.
(2)Includes assets classified as "Fixed maturities, available-for-sale, at fair value" and "Fixed maturities, trading, at fair value."
(3)Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported gross of reinsurance.
(4)Excludes $5 billion and $5 billion as of December 31, 2021 and 2020, respectively, of insurance reserve and deposit liabilities which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and financial liabilities, including investment contracts.
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
We estimate our equity risk from a hypothetical 10% decline in equity benchmark levels. As of December 31, 2021, excluding the embedded derivatives associated with variable annuity contracts (generally reinsured to an affiliate as part of our risk management strategy as discussed above), the impact from this hypothetical scenario was primarily from embedded derivatives associated with indexed universal life contracts of fair value and hypothetical change in fair value of $(153) million and $7 million, respectively. While this scenario is for illustrative purposes only and does not reflect our expectations regarding future performance of equity markets, it does represent near-term, reasonably possible hypothetical changes that illustrate the potential impact of such event.
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
FINANCIAL STATEMENTS INDEX

Management’s Annual Report on Internal Control Over Financial Reporting
Management of Pruco Life Insurance Company of New Jersey (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2021, of the Company’s internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
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
March 16, 2022

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Pruco Life Insurance Company of New Jersey
Opinion on the Financial Statements
We have audited the accompanying statements of financial position of Pruco Life Insurance Company of New Jersey (the "Company") as of December 31, 2021 and 2020, and the related statements of operations and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2021 including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for credit losses on certain financial assets reported at amortized cost, in 2020.
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

Valuation of Guaranteed Benefit Features Associated with Certain Life Products Included in the Liability for Future Policy Benefits

As described in Notes 2, 5, 7 and 8 to the financial statements, the Company issues certain life insurance products that include certain contract features, including no-lapse guarantees. The liability for no-lapse guarantee features is grouped with guaranteed minimum death benefit ("GMDB") features in Note 8. For GMDB contract features, additional policyholder liabilities are established when associated assessments are recognized. As of December 31, 2021, the additional liability for these contract features included in the liability for future policy benefits was $558 million. As disclosed by management, this liability is established using current best estimate assumptions, including mortality rates, lapse rates, and premium pattern rates, as well as interest rate and equity market return assumptions, and is based on the ratio of the present value of total expected excess payments (i.e., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the valuation of guaranteed benefit features associated with certain life products included in the liability for future policy benefits, including controls over the development of the assumptions used in the valuation of the additional policyholder liabilities. These procedures also included, among others, testing management’s process for determining the valuation of guaranteed benefit features associated with certain life products included in the liability for future policy benefits, which included the involvement of professionals with specialized skill and knowledge to assist in evaluating (i) the appropriateness of management’s models and (ii) the reasonableness of the aforementioned assumptions used in the valuation based on industry knowledge and data as well as historical Company data and experience. The procedures also included testing the completeness and accuracy of data used to develop the aforementioned assumptions and testing that the aforementioned assumptions are accurately reflected in the models.

Valuation of the Deferred Acquisition Costs Related to Universal Life and Variable Life Products

As described in Notes 2 and 6 to the financial statements, the Company defers acquisition costs that relate directly to the successful acquisition of new and renewal insurance business to the extent such costs are deemed recoverable from future profits. As of December 31, 2021, a significant portion of the $290 million of deferred policy acquisition costs ("DAC") are associated with universal life and variable life products. DAC related to universal life and variable life products is generally amortized over the expected life of the contracts in proportion to gross profits arising principally from investment margins, mortality and expense margins, and surrender charges. These margins are updated periodically based on historical and anticipated future experience. The DAC balance is regularly adjusted with a corresponding charge or credit to current period earnings for the impact of actual gross profits and changes in management’s projections of estimated future gross profits. DAC is subject to periodic recoverability testing.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the valuation of DAC related to universal life and variable life products, including controls over the development of the significant assumptions. These procedures also included, among others, testing management’s process for determining the valuation of DAC related to universal life and variable life products, which included the involvement of professionals with specialized skill and knowledge to assist in evaluating (i) the appropriateness of management’s models, and (ii) the reasonableness of the significant assumptions used in the valuation based on industry knowledge and data as well as historical Company data and experience. The procedures also included testing the completeness and accuracy of data used to develop the assumptions and testing that the assumptions are accurately reflected in the models.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 16, 2022

We have served as the Company's auditor since 1996.

Pruco Life Insurance Company of New Jersey
Statements of Financial Position
December 31, 2021 and 2020 (in thousands, except share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2021 – $1,558; 2020 – $0) (amortized cost: 2021 – $1,762,211; 2020 – $1,635,870)	$1,935,598	$1,894,195
Fixed maturities, trading, at fair value (amortized cost: 2021 – $36,863; 2020 – $17,718)	36,456	19,269
Equity securities, at fair value (cost: 2021 – $4,660; 2020 – $4,660)	5,937	6,218
Policy loans	210,730	212,163
Short-term investments	9,997	0
Commercial mortgage and other loans (net of $246 and $440 allowance for credit losses at December 31, 2021 and December 31, 2020, respectively)	115,576	133,115
Other invested assets (includes $10,027 and $17,581 measured at fair value at December 31, 2021 and 2020, respectively)	124,327	97,509
Total investments	2,438,621	2,362,469
Cash and cash equivalents	136,316	68,527
Deferred policy acquisition costs	290,299	224,425
Accrued investment income	22,539	21,248
Reinsurance recoverables	3,601,212	3,860,612
Receivables from parent and affiliates	21,438	31,061
Income taxes receivable	5,842	0
Other assets	17,581	23,007
Separate account assets	17,922,367	17,117,510
TOTAL ASSETS	$24,456,215	$23,708,859
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	2,757,941	2,976,575
Policyholders' account balances	2,608,640	2,532,766
Cash collateral for loaned securities	0	2,725
Income taxes payable	0	10,821
Payables to parent and affiliates	2,432	16,250
Other liabilities	194,123	187,620
Separate account liabilities	17,922,367	17,117,510
Total liabilities	$23,485,503	$22,844,267
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 14)
EQUITY
Common stock ($5 par value; 400,000 shares authorized; issued and outstanding)	2,000	2,000
Additional paid-in capital	450,102	348,735
Retained earnings	387,957	328,450
Accumulated other comprehensive income (loss)	130,653	185,407
Total equity	970,712	864,592
TOTAL LIABILITIES AND EQUITY	$24,456,215	$23,708,859

See Notes to Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Statements of Operations and Comprehensive Income
Years Ended December 31, 2021, 2020 and 2019 (in thousands)

	2021	2020	2019
REVENUES
Premiums	$29,945	$21,660	$12,931
Policy charges and fee income	89,781	74,202	65,735
Net investment income	100,491	82,995	76,788
Asset administration fees	8,875	6,744	5,844
Other income	781	6,365	4,622
Realized investment gains (losses), net	1,968	1,871	(17,388)
TOTAL REVENUES	231,841	193,837	148,532
BENEFITS AND EXPENSES
Policyholders’ benefits	48,516	41,887	25,613
Interest credited to policyholders’ account balances	43,004	44,096	37,746
Amortization of deferred policy acquisition costs	24,203	18,119	14,850
General, administrative and other expenses	52,194	47,703	36,980
TOTAL BENEFITS AND EXPENSES	167,917	151,805	115,189
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	63,924	42,032	33,343
Income tax expense (benefit)	4,417	(6,339)	(3,412)
NET INCOME (LOSS)	$59,507	$48,371	$36,755
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(259)	250	10
Net unrealized investment gains (losses)	(69,049)	126,043	126,575
Total	(69,308)	126,293	126,585
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(14,554)	26,521	26,583
Other comprehensive income (loss), net of taxes	(54,754)	99,772	100,002
Comprehensive income (loss)	$4,753	$148,143	$136,757

See Notes to Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Statements of Equity
Years Ended December 31, 2021, 2020 and 2019 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance, December 31, 2018	$2,000	$213,261	$243,827	$(14,367)	$444,721
Cumulative effect of adoption of accounting changes(1)			(336)		(336)
Contributed capital		59,536			59,536
Contributed (distributed) capital- parent/child asset transfers		(4,776)			(4,776)
Comprehensive income:
Net income (loss)			36,755		36,755
Other comprehensive income (loss), net of tax				100,002	100,002
Total comprehensive income (loss)					136,757
Balance, December 31, 2019	2,000	268,021	280,246	85,635	635,902
Cumulative effect of adoption of accounting changes(2)			(167)		(167)
Contributed capital		85,112			85,112
Contributed (distributed) capital- parent/child asset transfers		(4,398)			(4,398)
Comprehensive income:
Net income (loss)			48,371		48,371
Other comprehensive income (loss), net of tax				99,772	99,772
Total comprehensive income (loss)					148,143
Balance, December 31, 2020	2,000	348,735	328,450	185,407	864,592
Contributed capital		101,300			101,300
Contributed (distributed) capital- parent/child asset transfers		67			67
Comprehensive income:
Net income (loss)			59,507		59,507
Other comprehensive income (loss), net of tax				(54,754)	(54,754)
Total comprehensive income (loss)					4,753
Balance, December 31, 2021	$2,000	$450,102	$387,957	$130,653	$970,712
(1)Includes the impact from the adoption of ASU 2017-08 and 2017-12.
(2)Includes the impact from the adoption of ASU 2016-13. See Note 2.

See Notes to Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Statements of Cash Flows
Years Ended December 31, 2021, 2020 and 2019 (in thousands)

	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$59,507	$48,371	$36,755
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	(21,724)	(24,935)	(17,100)
Interest credited to policyholders’ account balances	43,004	44,096	37,746
Realized investment (gains) losses, net	(1,968)	(1,871)	17,388
Amortization and other non-cash items	(26,348)	(16,951)	(10,762)
Change in:
Future policy benefits	294,654	289,417	256,062
Reinsurance recoverables	(209,431)	(272,450)	(246,914)
Accrued investment income	(1,291)	(1,709)	(1,775)
Net payables to/receivables from parent and affiliates	(4,223)	(8,567)	5,723
Deferred policy acquisition costs	(58,421)	(58,425)	(24,349)
Income taxes	(2,127)	(8,215)	(12,357)
Derivatives, net	25,229	5,305	1,194
Other, net	33,677	7,484	(3,014)
Cash flows from (used in) operating activities	130,538	1,550	38,597
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	101,100	60,422	72,095
Fixed maturities, trading	580	0	0
Equity securities	0	3,591	3,353
Policy loans	28,007	26,439	27,022
Ceded policy loans	(1,827)	(1,434)	(1,576)
Short-term investments	32	0	0
Commercial mortgage and other loans	21,360	14,559	9,788
Other invested assets	6,414	1,908	1,679
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(226,125)	(181,796)	(166,382)
Fixed maturities, trading	(19,724)	(3,497)	(6,776)
Equity securities	0	(2)	(50)
Policy loans	(17,769)	(19,774)	(24,529)
Ceded policy loans	1,770	3,602	2,337
Short-term investments	(9,997)	0	0
Commercial mortgage and other loans	(3,912)	(3,978)	(33,817)
Other invested assets	(23,513)	(11,046)	(16,980)
Notes receivable from parent and affiliates, net	(33)	1,391	6,362
Derivatives, net	1,301	505	(561)
Other, net	(785)	149	(410)
Cash flows from (used in) investing activities	(143,121)	(108,961)	(128,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	559,970	529,874	553,804
Ceded policyholders’ account deposits	(331,276)	(347,786)	(342,648)
Policyholders’ account withdrawals	(514,729)	(327,130)	(342,230)
Ceded policyholders’ account withdrawals	248,163	248,680	224,910
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(2,725)	244	(221)
Contributed capital	100,000	0	0
Contributed (distributed) capital - parent/child asset transfers	85	(165)	0
Net change in financing arrangements (maturities 90 days or less)	0	(89)	89
Drafts outstanding	(1,804)	9,111	(9,040)
Other, net	22,688	7,275	(9,333)
Cash flows from (used in) financing activities	80,372	120,014	75,331
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	67,789	12,603	(14,517)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	68,527	55,924	70,441
CASH AND CASH EQUIVALENTS, END OF YEAR	$136,316	$68,527	$55,924
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refund)	$6,543	$1,880	$8,946
Interest paid	$18	$18	$100
Significant Non-Cash Transactions
There were no significant non-cash transactions for the year ended December 31, 2021. The Company received $85 million and $60 million of non-cash assets from its parent, Pruco Life Insurance Company for the years ended December 31, 2020 and 2019, respectively. See Note 13 for additional information.

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

AFS debt securities, where fair value is below amortized cost, are reviewed quarterly to determine whether the amortized cost basis of the security is recoverable. For mortgage-backed and asset-backed AFS debt securities, a credit impairment will be recognized in earnings as an allowance for credit losses and reported in “Realized investment gains (losses), net,” to the extent the amortized cost exceeds the net present value of projected future cash flows (the “net present value”) for the security. However, the credit impairment recorded cannot exceed the difference between the amortized cost and fair value of the respective security. The net present value used to measure a credit impairment is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the AFS debt security at the date of acquisition. Once the Company has deemed all or a portion of the amortized cost uncollectible, the allowance is removed from the balance sheet by writing down the amortized cost basis of the AFS debt security. Any amount of an AFS debt security’s change in fair value not recorded as an allowance for credit losses will be recorded in Other Comprehensive Income (loss) (“OCI”).

For all other AFS debt securities, qualitative factors are first considered including, but not limited to, the extent of the decline and the reasons for the decline in value (e.g., credit events, currency or interest-rate related, including general credit spread widening), and the financial condition of the issuer. If analysis of these qualitative factors results in the security needing to be impaired, a credit impairment will be recognized and measured using the same process for mortgage-backed and asset-backed AFS debt securities.

When an AFS debt security's fair value is below amortized cost and the Company has the intent to sell the AFS debt security, or it is more likely than not the Company will be required to sell the AFS debt security before its anticipated recovery, the amortized cost basis of the AFS debt security is written down to fair value and any previously recognized allowance is reversed. The write-down is reported in "Realized investment gains (losses), net."

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

For mortgage-backed and asset-backed AFS debt securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. These assumptions can significantly impact income recognition, unrealized gains and loss recorded in OCI, and the amount of impairment recognized in earnings. The payment priority of the respective security is also considered. For all other AFS debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company has developed these estimates using information based on its historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security, such as the general payment terms of the security and the security’s position within the capital structure of the issuer.

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

Fixed maturities, trading, at fair value consists of fixed maturities carried at fair value. Realized and unrealized gains and losses on these investments are reported in “Other income,” and interest and dividend income from these investments is reported in “Net investment income”.

Equity securities, at fair value is comprised of common stock and mutual fund shares carried at fair value. Realized and unrealized gains and losses on these investments are reported in “Other income,” and dividend income is reported in “Net investment income” on the ex-dividend date.

Policy loans represents funds loaned to policyholders up to the cash surrender value of the associated insurance policies and are carried at the unpaid principal balances due to the Company from the policyholders. Interest income on policy loans is recognized in “Net investment income” at the contract interest rate when earned. Policy loans are fully collateralized by the cash surrender value of the associated insurance policies.

Short-term investments primarily consists of highly liquid debt instruments with a maturity of twelve months or less and greater than three months when purchased. These investments are generally carried at fair value or amortized cost that approximates fair value and include certain money market investments, funds managed similar to regulated money market funds, short-term debt securities issued by government sponsored entities and other highly liquid debt instruments.

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

Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related ASUs, using a modified retrospective method for certain financial assets carried at amortized cost and certain off-balance sheet exposures. Adoption of these ASUs requires an entity to estimate lifetime credit losses for certain financial assets carried at amortized cost and certain off-balance sheet exposures based on relevant information about past events, current conditions, and reasonable and supportable forecasts that may affect the collectability of reported amounts. The most significant impact is that modifications made to the Company’s process for measuring credit losses for its commercial mortgage and other loans class classified as held for investment. The impact of the standard resulted in a cumulative effect adjustment to opening retained earnings in the amount of $0.2 million, primarily related to commercial mortgage and other loans. The impact of adoption is not material to the following financial statement line items: income taxes payable and other liabilities. The prospective adoption of the portions of the standard related to fixed maturities, available-for-sale resulted in no impact to opening retained earnings.

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

The allowance is calculated separately for commercial mortgage loans, agricultural mortgage loans, other collateralized and uncollateralized loans. For commercial mortgage and agricultural mortgage loans, the allowance is calculated using an internally developed CECL model that pools together loans that share similar risk characteristics. Similar risk characteristics used to create the pools include, but are not limited to, vintage, maturity, credit rating, and collateral type.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

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

Key factors in determining the internal credit ratings for commercial mortgage and agricultural mortgage loans include loan-to-value and debt-service-coverage ratios. Other factors include amortization, loan term, and estimated market value growth rate and volatility for the property type and region. The loan-to-value ratio compares the carrying amount of the loan to the fair value of the underlying property or properties collateralizing the loan, and is commonly expressed as a percentage. Loan-to-value ratios greater than 100% indicate that the carrying amount of the loan exceeds the collateral value. A loan-to-value ratio less than 100% indicates an excess of collateral value over the carrying amount of the loan. The debt service coverage ratio is a property’s net operating income as a percentage of its debt service payments. Debt service coverage ratios less than 1.0 indicates that property operations do not generate enough income to cover the loan’s current debt payments. A debt service coverage ratio greater than 1.0 indicates an excess of net operating income over the debt service payments. The values utilized in calculating these ratios are developed as part of the Company’s periodic review of the commercial mortgage loan and agricultural property loan portfolios, which includes an internal appraisal of the underlying collateral value. The Company’s periodic review also includes a quality re-rating process, whereby the internal quality rating originally assigned at underwriting is updated based on current loan, property and market information using a proprietary quality rating system. See Note 3 for additional information related to the loan-to-value ratios and debt service coverage ratios related to the Company’s commercial mortgage and agricultural loan portfolios.

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

Once the Company has deemed a portion of the amortized cost to be uncollectible, the uncollectible portion of allowance is removed from the balance sheet by writing down the amortized cost basis of the loan. The carrying amount of the loan is not adjusted for subsequent recoveries in value.

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

Other invested assets consist of the Company’s non-coupon investments in limited partnerships and limited liability companies ("LPs/LLCs"), other than operating joint ventures, as well as derivative assets. LPs/LLCs interests are accounted for using either the equity method of accounting, or at fair value. The Company’s income from investments in LPs/LLCs accounted for using the equity method, other than the Company’s investments in operating joint ventures, is included in “Net investment income”. The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method (including assessment for OTTI), the Company uses financial information provided by the investee, generally on a one to three-month lag. For the investments reported at fair value with changes in fair value reported in current earnings, the associated realized and unrealized gains and losses are reported in “Other income”.

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

Cash and cash equivalents includes cash on hand, amounts due from banks, certain money market investments, funds managed similar to regulated money market funds, other debt instruments with maturities of three months or less when purchased, other than cash equivalents that are included in "Fixed maturities, available-for-sale, at fair value,” and receivables related to securities purchased under agreements to resell (see also "Securities sold under agreements to purchase" below.) The Company also engages in overnight borrowing and lending of funds with Prudential Financial and affiliates which are considered cash and cash equivalents. These assets are generally carried at fair value or amortized cost which approximates fair value.

Deferred policy acquisition costs represent costs directly related to the successful acquisition of new and renewal insurance and annuity business that have been deferred to the extent such costs are deemed recoverable from future profits. Such DAC primarily includes commissions, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully acquired contracts. In each reporting period, capitalized DAC is amortized to “Amortization of DAC,” net of the accrual of imputed interest on DAC balances. DAC is subject to periodic recoverability testing. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

DAC related to universal and variable life products and fixed and variable deferred annuity products are generally deferred and amortized over the expected life of the contracts in proportion to gross profits arising principally from investment margins, mortality and expense margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. The Company uses a reversion to the mean approach for equities to derive future equity return assumptions; however, if the projected equity return calculated using this approach is greater than the maximum equity return assumption, the maximum equity return is utilized, and if the projected equity return is negative, the return is floored at 0%. Gross profits also include impacts from the embedded derivatives associated with certain of the optional living benefit features of variable annuity contracts, and index-linked crediting features of certain universal life contracts and related hedging activities. In calculating gross profits, profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities are also included. The Company is an indirect subsidiary of Prudential Financial, a United States Securities and Exchange Commission (the "SEC") registrant, and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as described in Note 9. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. Total gross profits include both actual gross profits and estimates of gross profits for future periods. The Company regularly evaluates and adjusts DAC balances with a corresponding charge or credit to current period earnings, representing a cumulative adjustment to all prior periods’ amortization, for the impact of actual gross profits and changes in the Company’s projections of estimated future gross profits. Adjustments to DAC balances result from: (i) the annual review of assumptions that reflect the comprehensive review of the assumptions used in estimating gross profits for future periods; (ii) quarterly adjustments for current period experience (also referred to as “experience true-up” adjustments) that reflect the impact of differences between actual gross profits for a given period and the previously estimated expected gross profits for that period; and (iii) quarterly adjustments for market performance (also referred to as “experience unlocking”) that reflect the impact of changes to the Company’s estimate of total gross profits to reflect actual fund performance and market conditions.

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

Other assets consists primarily of premiums due and deferred loss on reinsurance with affiliates.

Separate account assets represents segregated funds that are invested for certain contractholders and other customers. The assets consist primarily of equity securities, fixed maturities, and real estate-related investments and are reported at fair value. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the contractholders, except to the extent of minimum guarantees made by the Company with respect to certain accounts. The investment income and realized investment gains or losses from separate account assets generally accrue to the contractholders and are not included in the Company’s results of operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income.” Asset administration fees charged to the accounts are included in “Asset administration fees.” See Note 8 for additional information regarding separate account arrangements with contractual guarantees. See also “Separate account liabilities” below.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

LIABILITIES

Future policy benefits represents liabilities related to certain long-duration life and annuity contracts, which are discussed more fully in Note 8. These liabilities represent reserves for the guaranteed minimum death and optional living benefit features on our variable annuity products and no-lapse guarantees for our variable and universal life products. The optional living benefits are primarily accounted for as embedded derivatives, with fair values calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. For additional information regarding the valuation of these optional living benefit features, see Note 5.

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

Cash collateral for loaned securities represents liabilities to return cash proceeds from security lending transactions. Securities lending transactions are used primarily to earn spread income or to facilitate trading activity. As part of securities lending transactions, the Company transfers U.S. and foreign debt and equity securities, as well as U.S. government and government agency securities, and receives cash as collateral. Cash proceeds from securities lending transactions are primarily used to earn spread income, and are typically invested in cash equivalents, short-term investments or fixed maturities. Securities lending transactions are treated as financing arrangements and are recorded at the amount of cash received. The Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company’s securities lending transactions are with large brokerage firms and large banks. Income and expenses associated with securities lending transactions used to earn spread income are reported as “Net investment income.”

Income taxes receivable/payable primarily represents the net deferred tax asset or liability and the Company’s estimated taxes receivable/payable for the current year and open audit years.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

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

Securities sold under agreements to repurchase represents liabilities associated with securities repurchase agreements that are used primarily to earn spread income. As part of securities repurchase agreements, the Company transfers U.S. government and government agency securities to a third-party, and receives cash as collateral. For securities repurchase agreements, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities. Receivables associated with securities purchased under agreements to resell are generally reflected as cash equivalents. As part of securities resale agreements, the Company invests cash and receives as collateral U.S. government securities or other debt securities.

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

Other liabilities consists primarily of accrued expenses, reinsurance payables and technical overdrafts.

Separate account liabilities primarily represents the contractholders’ account balances in separate account assets and to a lesser extent borrowings of the separate account, and will be equal and offsetting to total separate account assets. See also “Separate account assets” above.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

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

Realized investment gains (losses), net includes realized gains or losses from sales and maturities of investments, changes to the allowance for credit losses, other impairments, fair value changes on mortgage loans where the fair value option has been elected, releases of Other Comprehensive Income and derivative gains or losses. The derivative gains or losses include the impact of maturities, terminations and changes in fair value of the derivative instruments, including embedded derivatives, and other hedging instruments.

OTHER ACCOUNTING POLICIES

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

Derivatives are used to manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed in detail below and in Note 4, all realized and unrealized changes in fair value of derivatives are recorded in current earnings, with the exception of cash flow hedges. Cash flows from derivatives are reported in the operating, investing or financing activities sections in the Statements of Cash Flows based on the nature and purpose of the derivative.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

The Company is a party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. At inception, the Company assesses whether the economic characteristics of the embedded instrument are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded instrument possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded instrument qualifies as an embedded derivative that is separated from the host contract, carried at fair value, and changes in its fair value are included in “Realized investment gains (losses), net.” For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company may elect to carry the entire instrument at fair value and report it within “Other invested assets”, or as liabilities within “Payables to parent and affiliates”.

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

RECENT ACCOUNTING PRONOUNCEMENTS
Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of ASUs to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of December 31, 2021, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASU issued but not yet adopted as of December 31, 2021 — ASU 2018-12

ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, was issued by the FASB on August 15, 2018, and was amended by ASU 2019-09, Financial Services - Insurance (Topic 944): Effective Date, issued in October 2019, and ASU 2020-11, Financial Services-Insurance (Topic 944): Effective Date and Early Application, issued in November 2020. The Company will adopt ASU 2018-12 effective January 1, 2023 using the modified retrospective transition method where permitted, and apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements.

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

Outlined below are four key areas of change, although there are other less significant policy changes not noted below.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

ASU 2018-12 Amended Topic	Description	Method of adoption	Effect on the financial statements or other significant matters
Cash flow assumptions used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products	Requires an entity to review, and if necessary, update the cash flow assumptions used to measure the liability for future policy benefits, for both changes in future assumptions and actual experience, at least annually using a retrospective update method with a cumulative catch-up adjustment recorded in a separate line item in the Statements of Operations.	An entity may choose one of two adoption methods for the liability for future policy benefits: (1) a modified retrospective transition method whereby the entity may choose to apply the amendments to contracts in force as of the beginning of the prior year (if early adoption is elected) or as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in Accumulated other comprehensive income (loss) ("AOCI") or (2) a full retrospective transition method.	The Company will adopt this guidance effective January 1, 2023 using the modified retrospective transition method. The impacts of electing such method are currently under assessment.
Discount rate assumption used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products	Requires discount rate assumptions to be based on an upper-medium grade fixed income instrument yield, which will be updated each quarter with the impact recorded through OCI. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the discount rate assumptions.	As noted above, an entity may choose either a modified retrospective transition method or full retrospective transition method for the liability for future policy benefits. Under either method, for balance sheet remeasurement purposes, the liability for future policy benefits will be remeasured using current discount rates as of either the beginning of the prior year (if early adoption is elected) or the beginning of the earliest period presented with the impact recorded as a cumulative effect adjustment to AOCI.	As noted above, the Company will adopt the guidance for the liability for future policy benefits effective January 1, 2023 using the modified retrospective transition method. Upon adoption, there will be an adjustment to AOCI as a result of remeasuring in force contract liabilities using current upper-medium grade fixed income instrument yields. The adjustment upon adoption will largely reflect the difference between discount rates locked-in at contract inception versus current discount rates at transition. The magnitude of such adjustment is currently being assessed.
Amortization of DAC and other balances	Requires DAC and other balances, such as unearned revenue reserves and DSI, to be amortized on a constant level basis over the expected term of the related contract, independent of expected profitability.	An entity may apply one of two adoption methods: (1) a modified retrospective transition method whereby the entity may choose to apply the amendments to contracts in force as of the beginning of the prior year (if early adoption is elected) or as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI or (2) if an entity chooses a full retrospective transition method for its liability for future policy benefits, as described above, it is required to also use a full retrospective transition method for DAC and other balances.	The Company will adopt this guidance effective January 1, 2023 using the modified retrospective transition method. Under the modified retrospective transition method, the Company would not expect a significant impact to the balance sheet, other than the impact of the removal of any related amounts in AOCI.
Market Risk Benefits ("MRB")	Requires an entity to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value, and record MRB assets and liabilities separately on the Statements of Financial Position. Changes in fair value of market risk benefits are recorded in net income, except for the portion of the change in MRB liabilities attributable to changes in an entity’s non-performance risk ("NPR"), which is recognized in OCI.	An entity shall adopt the guidance for market risk benefits using the retrospective transition method which includes a cumulative-effect adjustment on the balance sheet as of either the beginning of prior year (if early adoption is elected) or the beginning of the earliest period presented. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the balance of the market risk benefits upon adoption.	The Company will adopt this guidance effective January 1, 2023 using the retrospective transition method. Upon adoption, the Company expects an impact to retained earnings for the difference between the fair value and carrying value of benefits not currently measured at fair value (e.g., guaranteed minimum death benefits on variable annuities) and an impact from reclassifying the cumulative effect of changes in NPR from retained earnings to AOCI. The magnitude of such adjustments is currently being assessed.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Modifications related to COVID-19

We assess modifications to certain fixed income instruments on a case-by-case basis to evaluate whether a TDR has occurred. In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") provides a temporary suspension of TDR accounting for certain COVID-19 related modifications where the investment was not more than 30 days past due as of December 31, 2019 (“TDR Relief”). The TDR Relief was set to expire on December 31, 2020, but was extended through December 31, 2021 by the Consolidated Appropriations Act of 2021. The Company elected to apply the TDR Relief beginning in the first quarter of 2021. The TDR Relief does not apply to modifications completed 60 days after the national emergency related to COVID-19 ends, or December 31, 2021, whichever comes earlier. As of December 31, 2021, any such modifications did not have a material impact on the Company's results of operations.
3. INVESTMENTS
Fixed Maturity Securities
The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$12,832	$673	$0	$0	$13,505
Obligations of U.S. states and their political subdivisions	161,812	17,198	0	0	179,010
Foreign government bonds	93,062	8,731	1,002	0	100,791
U.S. public corporate securities	908,129	117,450	2,994	0	1,022,585
U.S. private corporate securities	190,157	13,128	52	1,558	201,675
Foreign public corporate securities	105,346	8,481	644	0	113,183
Foreign private corporate securities	138,753	6,620	2,015	0	143,358
Asset-backed securities(1)	16,685	596	4	0	17,277
Commercial mortgage-backed securities	132,961	8,401	7	0	141,355
Residential mortgage-backed securities(2)	2,474	385	0	0	2,859
Total fixed maturities, available-for-sale	$1,762,211	$181,663	$6,718	$1,558	$1,935,598
(1)Includes credit-tranched securities collateralized by education loans and loan obligations.
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	December 31, 2021
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government bonds	$17,306	$928	$2,072	$74	$19,378	$1,002
U.S. public corporate securities	72,360	1,255	42,496	1,739	114,856	2,994
U.S. private corporate securities	2,349	27	979	25	3,328	52
Foreign public corporate securities	9,439	192	6,726	452	16,165	644
Foreign private corporate securities	18,912	596	11,402	1,419	30,314	2,015
Asset-backed securities	3,426	4	0	0	3,426	4
Commercial mortgage-backed securities	3,083	7	0	0	3,083	7
Residential mortgage-backed securities	0	0	0	0	0	0
Total fixed maturities, available-for-sale	$126,875	$3,009	$63,675	$3,709	$190,550	$6,718

	December 31, 2020
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government bonds	$2,122	$29	$0	$0	$2,122	$29
U.S. public corporate securities	10,416	118	0	0	10,416	118
U.S. private corporate securities	9,635	225	0	0	9,635	225
Foreign public corporate securities	1,611	51	0	0	1,611	51
Foreign private corporate securities	0	0	12,017	640	12,017	640
Asset-backed securities	988	2	3,941	10	4,929	12
Residential mortgage-backed securities	0	0	0	0	0	0
Total fixed maturities, available-for-sale	$24,772	$425	$15,958	$650	$40,730	$1,075

As of December 31, 2021 and 2020, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $5.3 million and $0.4 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $1.4 million and $0.7 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of December 31, 2021, the $3.7 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the consumer non-cyclical, finance and utility sectors. As of December 31, 2020, the $0.7 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance and consumer non-cyclical sectors.

In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at December 31, 2021. This conclusion was based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of December 31, 2021, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	December 31, 2021
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$24,676	$24,050
Due after one year through five years	229,726	237,449
Due after five years through ten years	141,869	148,900
Due after ten years	1,213,820	1,363,708
Asset-backed securities	16,685	17,277
Commercial mortgage-backed securities	132,961	141,355
Residential mortgage-backed securities	2,474	2,859
Total fixed maturities, available-for-sale	$1,762,211	$1,935,598

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
The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs, impairments and the allowance for credit losses of fixed maturities, for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$49,835	$4,085	$12,801
Proceeds from maturities/prepayments	49,793	57,837	59,294
Gross investment gains from sales and maturities	708	(4)	164
Gross investment losses from sales and maturities	(1,024)	(43)	(709)
OTTI recognized in earnings(2)	N/A	N/A	(5,474)
Write-downs recognized in earnings(3)	0	(625)	N/A
(Addition to) release of allowance for credit losses(4)	(1,558)	0	N/A

(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $1.5 million, $(1.5) million and $0.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)For the year ended December 31, 2019, amount excludes the portion of OTTI amounts remaining in OCI, representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.
(3)Amounts represent write-downs of credit adverse securities and securities actively marketed for sale.
(4)Effective January 1, 2020, credit losses on available-for-sale fixed maturity securities are recorded within the "allowance for credit losses."

The following table sets forth the activity in the allowance for credit losses for fixed maturity securities, as of the date indicated:

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2021
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

For the year ended December 31, 2021, the net increase in the allowance for credit losses for fixed maturity securities was primarily related to adverse projected cash flows on securities in the transportation sector within private corporate securities.

For the year ended December 31, 2020, there was no activity in the allowance for credit losses for fixed maturity securities.

See Note 2 for additional information about the Company's methodology for developing our allowance for credit losses.
The Company did not have any fixed maturity securities purchased with credit deterioration, as of both December 31, 2021 and 2020.
Equity Securities
The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income,” was $(0.3) million, $(0.8) million and $0.6 million during the years ended December 31, 2021, 2020 and 2019, respectively.
Commercial Mortgage and Other Loans
The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	December 31, 2021		December 31, 2020
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$42,188	36.4%	$46,755	35.0%
Hospitality	13,709	11.8	14,031	10.5
Industrial	17,356	15.0	13,936	10.4
Office	16,880	14.6	23,649	17.7
Other	7,927	6.8	16,929	12.7
Retail	15,511	13.4	15,857	11.9
Total commercial mortgage loans	113,571	98.0	131,157	98.2
Agricultural property loans	2,251	2.0	2,398	1.8
Total commercial mortgage and agricultural property loans	115,822	100.0%	133,555	100.0%
Allowance for credit losses	(246)		(440)
Total net commercial mortgage and agricultural property loans	$115,576		$133,115

As of December 31, 2021, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in New York (16%), Florida (11%), and Texas (10%)) and included loans secured by properties in Europe (8%).

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Balance at December 31, 2018	$150	$1	$151
Addition to (release of) allowance for credit losses	14	0	14
Balance at December 31, 2019	$164	$1	$165
Cumulative effect of adoption of ASU 2016-13	204	0	204
Addition to (release of) allowance for expected losses	72	(1)	71
Balance at December 31, 2020	$440	$0	$440
Addition to (release of) allowance for expected losses	(194)	0	(194)
Balance at December 31, 2021	$246	$0	$246
See Note 2 for additional information about the Company's methodology for developing our allowance and expected losses.
For the year ended December 31, 2021, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to the improving credit environment.

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
The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	December 31, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in thousands)
Commercial Mortgage Loans
Loan-to-Value Ratio:
0%-59.99%	$360	$0	$7,203	$1,433	$8,836	$50,537	$68,369
60%-69.99%	2,066	2,198	24,368	0	1,016	8,524	38,172
70%-79.99%	347	0	3,855	0	0	1,870	6,072
80% or greater	0	0	0	0	958	0	958
Total	$2,773	$2,198	$35,426	$1,433	$10,810	$60,931	$113,571
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$2,773	$2,198	$30,009	$1,433	$5,671	$42,469	$84,553
1.0 - 1.2x	0	0	0	0	958	9,186	10,144
Less than 1.0x	0	0	5,417	0	4,181	9,276	18,874
Total	$2,773	$2,198	$35,426	$1,433	$10,810	$60,931	$113,571
Agricultural Property Loans
Loan-to-Value Ratio:
0%-59.99%	$1,126	$0	$0	$0	$0	$1,125	$2,251
60%-69.99%	0	0	0	0	0	0	0
70%-79.99%	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0
Total	$1,126	$0	$0	$0	$0	$1,125	$2,251
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$1,126	$0	$0	$0	$0	$1,125	$2,251
1.0 - 1.2x	0	0	0	0	0	0	0
Less than 1.0x	0	0	0	0	0	0	0
Total	$1,126	$0	$0	$0	$0	$1,125	$2,251

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	December 31, 2021
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$113,571	$0	$0	$0	$113,571	$0
Agricultural property loans	2,251	0	0	0	2,251	0
Total	$115,822	$0	$0	$0	$115,822	$0

(1)As of December 31, 2021, there were no loans in this category accruing interest.
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

The Company did not have any commercial mortgage and other loans purchased with credit deterioration, as of both December 31, 2021 and 2020.

For both the years ended December 31, 2021 and 2020, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold.
Other Invested Assets
The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	December 31,
	2021	2020
	(in thousands)
Company's investment in separate accounts	$4,053	$3,269
LPs/LLCs:
Equity method:
Private equity	63,705	38,261
Hedge funds	38,216	33,773
Real estate-related	8,326	4,625
Subtotal equity method	110,247	76,659
Fair value:
Private equity	400	590
Hedge funds	66	69
Real estate-related	2,374	2,141
Subtotal fair value	2,840	2,800
Total LPs/LLCs	113,087	79,459
Derivative instruments	7,187	14,781
Total other invested assets	$124,327	$97,509

Equity Method Investments

The following tables set forth summarized combined financial information for significant LP/LLC interests accounted for under the equity method. Changes between periods in the tables below reflect changes in the activities within the LPs/LLCs, as well as changes in the Company’s level of investment in such entities.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	December 31,
	2021	2020
	(in thousands)
STATEMENTS OF FINANCIAL POSITION
Total assets(1)	$1,950,577	$1,806,040
Total liabilities	$0	$0
Partners’ capital	1,950,577	1,806,040
Total liabilities and partners’ capital	$1,950,577	$1,806,040
Total liabilities and partners’ capital included above	$36,671	$33,773
Equity in LP/LLC interests not included above	73,576	42,886
Carrying value	$110,247	$76,659

(1)Amount represents gross assets of each fund where the Company has a significant investment. These assets consist primarily of investments in securities and other miscellaneous assets.

	December 31,
	2021	2020	2019
	(in thousands)
STATEMENTS OF OPERATIONS
Total revenue(1)	$154,144	$168,120	$125,685
Total expenses	0	0	0
Net earnings (losses)	$154,144	$168,120	$125,685
Equity in net earnings (losses) included above	$2,898	$3,144	$2,363
Equity in net earnings (losses) of LP/LLC interests not included above	16,814	3,858	801
Total equity in net earnings (losses)	$19,712	$7,002	$3,164

(1)Amount represents gross revenue of each fund where the Company has a significant investment. This revenue consists of income from investments in securities and other income.

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	December 31,
	2021	2020
	(in thousands)
Fixed maturities	$16,561	$15,178
Equity securities	1	1
Commercial mortgage and other loans	301	372
Policy loans	5,670	5,688
Short-term investments and cash equivalents	6	9
Total accrued investment income	$22,539	$21,248

There were $0.1 million and $0.0 million of write-downs on accrued investment income for the years ended December 31, 2021 and 2020.

Net Investment Income
The following table sets forth “Net investment income” by investment type, for the periods indicated:

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Fixed maturities, available-for-sale	$65,882	$61,250	$57,518
Fixed maturities, trading	827	542	376
Equity securities	363	363	363
Commercial mortgage and other loans	5,654	5,485	5,130
Policy loans	11,414	11,597	11,458
Other invested assets	20,660	7,509	4,459
Short-term investments and cash equivalents	46	431	997
Gross investment income	104,846	87,177	80,301
Less: investment expenses	(4,355)	(4,182)	(3,513)
Net investment income	$100,491	$82,995	$76,788

There were no non-income producing assets as of December 31, 2021. Non-income producing assets represent investments that had not produced income for the twelve months preceding December 31, 2021.

Realized Investment Gains (Losses), Net
The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Fixed maturities(1)	$(1,874)	$(672)	$(6,019)
Commercial mortgage and other loans	194	(71)	(14)
Other invested assets	625	(51)	(519)
Derivatives	3,002	2,721	(10,839)
Short-term investments and cash equivalents	21	(56)	3
Realized investment gains (losses), net	$1,968	$1,871	$(17,388)
(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

Net Unrealized Gains (Losses) on Investments within AOCI
The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	December 31,
	2021	2020	2019
	(in thousands)
Fixed maturity securities, available-for-sale — with OTTI(1)	$ N/A	$ N/A	$51
Fixed maturity securities, available-for-sale — all other(1)	N/A	N/A	112,249
Fixed maturity securities, available-for-sale with an allowance	0	0	N/A
Fixed maturity securities, available-for-sale without an allowance	174,945	258,325	N/A
Derivatives designated as cash flow hedges(2)	5,407	(2,998)	3,193
Affiliated notes	194	254	480
Other investments	260	143	66
Net unrealized gains (losses) on investments	$180,806	$255,724	$116,039
(1)Effective January 1, 2020, per ASU 2016-13, fixed maturity securities, available-for-sale are no longer required to be disclosed “with OTTI” and “all other.”
(2)For more information on cash flow hedges, see Note 4.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Repurchase Agreements and Securities Lending
In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both December 31, 2021 and 2020, the Company had no repurchase agreements.
The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	December 31, 2021			December 31, 2020
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
Foreign public corporate securities	$0	$0	$0	$2,725	$0	$2,725
Total cash collateral for loaned securities(1)	$0	$0	$0	$2,725	$0	$2,725
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

	December 31,
	2021	2020
	(in thousands)
Pledged collateral:
Fixed maturity securities, available-for-sale	$0	$2,525
Total securities pledged	$0	$2,525
Liabilities supported by the pledged collateral:
Cash collateral for loaned securities	$0	$2,725
Total liabilities supported by the pledged collateral	$0	$2,725

In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities purchased under agreements to resell. As of both December 31, 2021 and 2020, there was no collateral that could be sold or repledged.
As of December 31, 2021 and 2020, there were available-for-sale fixed maturities of $0.5 million and $0.5 million, respectively, on deposit with governmental authorities or trustees as required by certain insurance laws.

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
Equity Contracts

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	December 31, 2021			December 31, 2020
Primary Underlying Risk/Instrument Type	Gross Notional	Fair Value		Gross Notional	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$124,950	$4,416	$(291)	$126,806	$2,404	$(7,017)
Total Derivatives Designated as Hedge Accounting Instruments:	$124,950	$4,416	$(291)	$126,806	$2,404	$(7,017)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$30,200	$2,757	$0	$30,200	$4,535	$0
Credit
Credit Default Swaps	0	0	0	713	0	(6)
Currency/Interest Rate
Foreign Currency Swaps	35,204	2,685	(637)	33,224	2,374	(1,650)
Foreign Currency
Foreign Currency Forwards	4,667	66	(9)	3,087	0	(96)
Equity
Equity Options	488,850	18,761	(20,561)	441,725	41,582	(27,350)
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	$558,921	$24,269	$(21,207)	$508,949	$48,491	$(29,102)
Total Derivatives(1)(2)	$683,871	$28,685	$(21,498)	$635,755	$50,895	$(36,119)
(1)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $822 million and $1,195 million as of December 31, 2021 and 2020, respectively included in “Future policy benefits” and $153 million and $154 million as of December 31, 2021 and 2020, respectively included in “Policyholders’ account balances". The fair value of the related reinsurance, included in "Reinsurance recoverables" or "Other liabilities" was an asset of $822 million and $1,195 million as of December 31, 2021 and 2020, respectively.
(2)Recorded in "Other invested assets" and "Payables to parent and affiliates" on the Statements of Financial Position.

Offsetting Assets and Liabilities
The following table presents recognized derivative instruments (excluding embedded derivatives and associated reinsurance recoverables), and repurchase and reverse repurchase agreements that are offset in the Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Statements of Financial Position.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	December 31, 2021
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$28,685	$(21,498)	$7,187	$(7,187)	$0
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$28,685	$(21,498)	$7,187	$(7,187)	$0
Offsetting of Financial Liabilities:
Derivatives	$21,498	$(21,498)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$21,498	$(21,498)	$0	$0	$0

	December 31, 2020
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$50,895	$(36,114)	$14,781	$(14,572)	$209
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$50,895	$(36,114)	$14,781	$(14,572)	$209
Offsetting of Financial Liabilities:
Derivatives	$36,119	$(36,119)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$36,119	$(36,119)	$0	$0	$0
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

	Year Ended December 31, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$245	$1,583	$464	$8,405
Total cash flow hedges	245	1,583	464	8,405
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(815)	0	0	0
Currency	252	0	0	0
Currency/Interest Rate	2,519	0	6	0
Credit	(4)	0	0	0
Equity	8,334	0	0	0
Embedded Derivatives	(7,529)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	2,757	0	6	0
Total	$3,002	$1,583	$470	$8,405

	Year Ended December 31, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$106	$1,868	$(1,016)	$(6,191)
Total cash flow hedges	106	1,868	(1,016)	(6,191)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,919	0	0	0
Currency	(174)	0	0	0
Currency/Interest Rate	(894)	0	(25)	0
Credit	(88)	0	0	0
Equity	4,603	0	0	0
Embedded Derivatives	(2,751)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	2,615	0	(25)	0
Total	$2,721	$1,868	$(1,041)	$(6,191)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2019
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$569	$1,693	$(418)	$1,391
Total cash flow hedges	569	1,693	(418)	1,391
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,393	0	0	0
Currency	38	0	0	0
Currency/Interest Rate	216	0	(9)	0
Credit	(1)	0	0	0
Equity	10,544	0	0	0
Embedded Derivatives	(23,598)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	(11,408)	0	(9)	0
Total	$(10,839)	$1,693	$(427)	$1,391

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2018	$1,793
Cumulative-effect adjustment from the adoption of ASU 2017-12	9
Amount recorded in AOCI
Currency/Interest Rate	3,235
Total amount recorded in AOCI	3,235
Amount reclassified from AOCI to income
Currency/Interest Rate	(1,844)
Total amount reclassified from AOCI to income	(1,844)
Balance, December 31, 2019	$3,193
Amount recorded in AOCI
Currency/Interest Rate	(5,233)
Total amount recorded in AOCI	(5,233)
Amount reclassified from AOCI to income
Currency/Interest Rate	(958)
Total amount reclassified from AOCI to income	(958)
Balance, December 31, 2020	$(2,998)
Amount recorded in AOCI
Currency/Interest Rate	10,697
Total amount recorded in AOCI	10,697
Amount reclassified from AOCI to income
Currency/Interest Rate	(2,292)
Total amount reclassified from AOCI to income	(2,292)
Balance, December 31, 2021	$5,407

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

when the hedged item affects earnings. Using December 31, 2021 values, it is estimated that a pre-tax gain of $1.8 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending December 31, 2022.
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
Credit Derivatives
The Company has no exposure from credit derivative positions where it has written credit protection as of December 31, 2021 and 2020.
The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. The Company has outstanding notional amounts of $0 million and $0.7 million reported as of December 31, 2021 and 2020, respectively with a fair value of $0 million for both periods.
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
Level 1 - Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. The Company’s Level 1 assets and liabilities primarily include short-term investments.
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

	December 31, 2021
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$13,505	$0	$	$13,505
Obligations of U.S. states and their political subdivisions	0	179,010	0		179,010
Foreign government bonds	0	100,791	0		100,791
U.S. corporate public securities	0	1,022,585	0		1,022,585
U.S. corporate private securities	0	199,070	2,605		201,675
Foreign corporate public securities	0	113,183	0		113,183
Foreign corporate private securities	0	121,644	21,714		143,358
Asset-backed securities(2)	0	17,277	0		17,277
Commercial mortgage-backed securities	0	114,081	27,274		141,355
Residential mortgage-backed securities	0	2,859	0		2,859
Subtotal	0	1,884,005	51,593		1,935,598
Fixed maturities, trading	0	36,456	0		36,456
Equity securities	0	125	5,812		5,937
Short-term investments	9,997	0	0		9,997
Cash equivalents	0	128,719	0		128,719
Other invested assets(3)	0	28,685	0	(21,498)	7,187
Reinsurance recoverables	0	0	821,596		821,596
Receivables from parent and affiliates	0	788	0		788
Subtotal excluding separate account assets	9,997	2,078,778	879,001	(21,498)	2,946,278
Separate account assets(4)(5)	0	15,731,959	0		15,731,959
Total assets	$9,997	$17,810,737	$879,001	$(21,498)	$18,678,237
Future policy benefits(6)	$0	$0	$821,596	$	$821,596
Policyholders' account balances	0	0	153,127		153,127
Payables to parent and affiliates	0	21,498	0	(21,498)	0
Total liabilities	$0	$21,498	$974,723	$(21,498)	$974,723

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	December 31, 2020
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$11,655	$0	$	$11,655
Obligations of U.S. states and their political subdivisions	0	182,626	0		182,626
Foreign government bonds	0	92,636	0		92,636
U.S. corporate public securities	0	949,585	0		949,585
U.S. corporate private securities	0	245,194	424		245,618
Foreign corporate public securities	0	70,347	0		70,347
Foreign corporate private securities	0	141,734	23,621		165,355
Asset-backed securities(2)	0	17,189	0		17,189
Commercial mortgage-backed securities	0	155,418	0		155,418
Residential mortgage-backed securities	0	3,766	0		3,766
Subtotal	0	1,870,150	24,045		1,894,195
Fixed maturities, trading	0	19,269	0		19,269
Equity securities	0	123	6,095		6,218
Short-term investments	0	0	0		0
Cash equivalents	0	60,879	0		60,879
Other invested assets(3)	0	50,895	0	(36,114)	14,781
Reinsurance recoverables	0	0	1,195,469		1,195,469
Receivables from parent and affiliates	0	815	0		815
Subtotal excluding separate account assets	0	2,002,131	1,225,609	(36,114)	3,191,626
Separate account assets(4)(5)	0	15,044,796	0		15,044,796
Total assets	$0	$17,046,927	$1,225,609	$(36,114)	$18,236,422
Future policy benefits(6)	$0	$0	$1,195,469	$	$1,195,469
Policyholders' account balances	0	0	153,937		153,937
Payables to parent and affiliates	0	36,119	0	(36,119)	0
Total liabilities	$0	$36,119	$1,349,406	$(36,119)	$1,349,406

(1)“Netting” amounts represent cash collateral of $0 million and $0.0 million as of December 31, 2021 and 2020, respectively.
(2)Includes credit tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of both December 31, 2021 and 2020, the fair values of such investments was $2.8 million.
(4)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). At December 31, 2021 and 2020, the fair value of such investments was $2,190 million and $2,073 million respectively.
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
(6)As of December 31, 2021, the net embedded derivative liability position of $822 million includes $62 million of embedded derivatives in an asset position and $884 million of embedded derivatives in a liability position. As of December 31, 2020, the net embedded derivative liability position of $1,195 million includes $51 million of embedded derivatives in an asset position and $1,246 million of embedded derivatives in a liability position.

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
Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of December 31, 2021 and 2020, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

The majority of the Company’s derivative positions are traded in the OTC derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models that utilize actively quoted or observable market inputs from external market data providers, third-party pricing vendors and/or recent trading activity. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value. The fair values of most OTC derivatives, including interest rate and cross-currency swaps, currency forward contracts and credit default swaps are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key inputs include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, NPR, volatility and other factors.
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

	December 31, 2021
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$24,319	Discounted cash flow	Discount rate	2.41%	3.99%	2.62%	Decrease
		Liquidation	Liquidation value	62.58%	62.58%	62.58%	Increase
Reinsurance recoverables	$821,596	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(3)	$821,596	Discounted cash flow	Lapse rate(5)	1%	20%		Decrease
			Spread over LIBOR(6)	0.03%	1.13%		Decrease
			Utilization rate(7)	39%	96%		Increase
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	15%		Decrease
			Equity volatility curve	16%	25%		Increase
Policyholders' account balances(4)	$153,127	Discounted cash flow	Lapse rate(5)	1%	6%		Decrease
			Spread over LIBOR(6)	0.03%	1.13%		Decrease
			Mortality rate(9)	0%	23%		Decrease
			Equity volatility curve	12%	27%		Increase

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	December 31, 2020
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$24,045	Discounted cash flow	Discount rate	1.84%	6.55%	2.32%	Decrease
Reinsurance recoverables	$1,195,469	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(3)	$1,195,469	Discounted cash flow	Lapse rate(5)	1%	20%		Decrease
			Spread over LIBOR(6)	0.06%	1.17%		Decrease
			Utilization rate(7)	39%	96%		Increase
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	15%		Decrease
			Equity volatility curve	18%	26%		Increase
Policyholders' account balances(4)	$153,937	Discounted cash flow	Lapse rate(5)	1%	6%		Decrease
			Spread over LIBOR(6)	0.06%	1.17%		Decrease
			Mortality rate(9)	0%	24%		Decrease
			Equity volatility curve	15%	30%		Increase

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

(8)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of both December 31, 2021 and 2020, the minimum withdrawal rate assumption is 76% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

	Year Ended December 31, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$24,045	$(3,330)	$0	$0	$0	$(502)	$0	$4,106	$0	$24,319	$(3,327)
Structured securities(4)	0	1,132	0	(10)	0	(113)	0	26,265	0	27,274	1,134
Other assets:
Equity securities	6,095	(283)	0	0	0	0	0	0	0	5,812	(283)
Reinsurance recoverables	1,195,469	(484,658)	110,785	0	0	0	0	0	0	821,596	(430,080)
Liabilities:
Future policy benefits	(1,195,469)	484,658	0	0	(110,785)	0	0	0	0	(821,596)	430,080
Policyholders' account balances(5)	(153,937)	(8,983)	0	0	0	9,793	0	0	0	(153,127)	(11)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2021
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(1,404)	$0	$(783)	$(11)	$(1,557)	$0	$(636)
Other assets:
Equity securities	0	(283)	0	0	0	(283)	0
Reinsurance recoverables	(484,658)	0	0	0	(430,080)	0	0
Liabilities:
Future policy benefits	484,658	0	0	0	430,080	0	0
Policyholders' account balances	(8,983)	0	0	0	(11)	0	0

	Year Ended December 31, 2020
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$1,178	$3,315	$0	$(860)	$0	$(22)	$0	$20,434	$0	$24,045	$3,320
Structured securities(4)	0	2	0	(2)	0	0	0	0	0	0	0
Other assets:
Equity securities	7,305	2,290	0	(3,500)	0	0	0	0	0	6,095	1,100
Reinsurance recoverables	760,558	326,083	108,828	0	0	0	0	0	0	1,195,469	349,277
Liabilities:
Future policy benefits	(760,558)	(326,083)	0	0	(108,828)	0	0	0	0	(1,195,469)	(349,277)
Policyholders' account balances(5)	(133,793)	(3,200)	0	0	(16,944)	0	0	0	0	(153,937)	1,307

	Year Ended December 31, 2020
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$34	$0	$3,275	$8	$0	$0	$3,320
Other assets:
Equity securities	0	2,290	0	0	0	1,100	0
Reinsurance recoverables	326,083	0	0	0	349,277	0	0
Liabilities:
Future policy benefits	(326,083)	0	0	0	(349,277)	0	0
Policyholders' account balances	(3,200)	0	0	0	1,307	0	0
The following tables summarize the portion of changes in fair values of Level 3 assets and liabilities included in earnings and OCI for the year ended December 31, 2019, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held as of December 31, 2019.

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
(4)Includes asset-backed and commercial mortgage-backed securities.
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

	December 31, 2021
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$121,594	$121,594	$115,576
Policy loans	0	0	210,730	210,730	210,730
Cash and cash equivalents	7,597	0	0	7,597	7,597
Accrued investment income	0	22,539	0	22,539	22,539
Reinsurance recoverables	0	0	29,931	29,931	28,883
Receivables from parent and affiliates	0	20,650	0	20,650	20,650
Other assets	0	3,013	0	3,013	3,013
Total assets	$7,597	$46,202	$362,255	$416,054	$408,988
Liabilities:
Policyholders’ account balances - investment contracts	$0	$201,955	$41,939	$243,894	$242,846
Cash collateral for loaned securities	0	0	0	0	0
Payables to parent and affiliates	0	2,432	0	2,432	2,432
Other liabilities	0	49,130	0	49,130	49,130
Total liabilities	$0	$253,517	$41,939	$295,456	$294,408

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	December 31, 2020
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$140,921	$140,921	$133,115
Policy loans	0	0	212,163	212,163	212,163
Cash and cash equivalents	7,648	0	0	7,648	7,648
Accrued investment income	0	21,248	0	21,248	21,248
Reinsurance recoverables	0	0	28,654	28,654	26,915
Receivables from parent and affiliates	0	30,246	0	30,246	30,246
Other assets	0	6,205	0	6,205	6,205
Total assets	$7,648	$57,699	$381,738	$447,085	$437,540
Liabilities:
Policyholders’ account balances - investment contracts	$0	$220,527	$41,341	$261,868	$260,128
Cash collateral for loaned securities	0	2,725	0	2,725	2,725
Payables to parent and affiliates	0	16,250	0	16,250	16,250
Other liabilities	0	50,335	0	50,335	50,335
Total liabilities	$0	$289,837	$41,341	$331,178	$329,438

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
6. DEFERRED POLICY ACQUISITION COSTS
The balances of and changes in DAC as of and for the years ended December 31, are as follows:

	2021	2020	2019
	(in thousands)
Balance, beginning of year	$224,425	$178,813	$165,478
Capitalization of commissions, sales and issue expenses	82,624	76,544	39,199
Amortization-Impact of assumption and experience unlocking and true-ups	(7,197)	(6,688)	(5,341)
Amortization-All other	(17,006)	(11,431)	(9,509)
Change due to unrealized investment gains and losses	7,453	(12,813)	(11,014)
Balance, end of year	$290,299	$224,425	$178,813

7. POLICYHOLDERS’ LIABILITIES
Future Policy Benefits
Future policy benefits at December 31 for the years indicated are as follows:

	2021	2020
	(in thousands)
Life insurance	$1,887,887	$1,735,376
Individual annuities and supplementary contracts	43,515	41,072
Other contract liabilities	826,539	1,200,127
Total future policy benefits	$2,757,941	$2,976,575
Life insurance liabilities include reserves for death benefits. Individual annuities and supplementary contract liabilities include reserves for life contingent immediate annuities. Other contract liabilities include liabilities for variable annuity living benefit guarantees and certain other reserves for individual life products.
Future policy benefits for individual non-participating traditional life insurance policies are generally equal to the present value of future benefit payments and related expenses, less the present value of future net premiums. Assumptions as to mortality and persistency are based on the Company’s experience, industry data, and/or other factors, when the basis of the reserve is established. Interest rates used in the determination of the present values range from 2.9% to 7.0%.
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

The Company’s liability for future policy benefits are primarily liabilities for guaranteed benefits related to certain long-duration life and annuity contracts. Liabilities for guaranteed benefits with embedded derivative features are primarily in "Other contract liabilities" in the table above. The interest rates used in the determination of the present values range from 0.6% to 2.9%. The remaining liabilities for guaranteed benefits are primarily reflected with the underlying contract. See Note 8 for additional information regarding liabilities for guaranteed benefits related to certain long-duration life and annuity contracts.
Policyholders’ Account Balances
Policyholders’ account balances at December 31 for the years indicated are as follows:

	2021	2020
	(in thousands)
Interest-sensitive life contracts	$2,042,829	$1,930,925
Individual annuities	347,071	363,333
Guaranteed interest accounts	16,774	17,970
Other	201,966	220,538
Total policyholders’ account balances	$2,608,640	$2,532,766
Policyholders’ account balances represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable. These policyholders’ account balances also include provisions for benefits under non-life contingent payout annuities and certain unearned revenues. Policyholders' account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life products. See Note 5 for additional information on the fair value of these embedded derivative instruments. Interest crediting rates for interest-sensitive life contracts range from 0.8% to 4.6%. Interest crediting rates for individual annuities range from 0.0% to 4.9%. Interest crediting rates for guaranteed interest accounts range from 1.0% to 3.3%. Interest crediting rates range from 0.5% to 3.5% for other.
8. CERTAIN LONG-DURATION CONTRACTS WITH GUARANTEES
The Company issues variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. The Company also issued variable annuity contracts with general and separate account options where the Company contractually guarantees to the contractholder a return of no less than total deposits made to the contract adjusted for any partial withdrawals (“return of net deposits”). In certain of these variable annuity contracts, the Company also contractually guarantees to the contractholder a return of no less than (1) total deposits made to the contract adjusted for any partial withdrawals plus a minimum return (“minimum return”), and/or (2) the highest contract value on a specified date adjusted for any withdrawals (“contract value”). These guarantees include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. The Company also issued annuity contracts with market value adjusted investment options (“MVAs”), which provide for a return of principal plus a fixed rate of return if held to maturity, or, alternatively, a “market adjusted value” if surrendered prior to maturity or if funds are reallocated to other investment options. The market value adjustment may result in a gain or loss to the Company, depending on crediting rates or an indexed rate at surrender, as applicable. The Company also issued fixed deferred annuity contracts without MVA that have a guaranteed credited rate and annuity benefit.
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
The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits”. As of December 31, 2021 and 2020, the Company had the following guarantees associated with these contracts, by product and guarantee type:

	December 31, 2021		December 31, 2020
	In the Event of Death(1)	At Annuitization/ Accumulation(1)(2)	In the Event of Death(1)	At Annuitization/ Accumulation(1)(2)
	(in thousands)
Annuity Contracts
Return of net deposits
Account value	$9,831,340	N/A	$9,917,698	N/A
Net amount at risk	$2,960	N/A	$1,339	N/A
Average attained age of contractholders	69 years	N/A	68 years	N/A
Minimum return or contract value
Account value	$1,968,111	$10,963,642	$1,974,247	$11,090,944
Net amount at risk	$2,343	$123,562	$1,720	$157,115
Average attained age of contractholders	70 years	69 years	69 years	68 years
Average period remaining until earliest expected annuitization	N/A	0 years	N/A	0 years
(1)Balances are gross of reinsurance.
(2)Includes income and withdrawal benefits.

	December 31, 2021	December 31, 2020
	In the Event of Death(1)
	(in thousands)
Variable Life, Variable Universal Life and Universal Life Contracts
Separate account value	$997,532	$921,646
General account value	$1,183,158	$1,117,645
Net amount at risk	$18,399,377	$18,179,223
Average attained age of contractholders	57 years	56 years
(1)Balances are gross of reinsurance.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2021(1)	December 31, 2020(1)
	(in thousands)
Equity funds	$6,183,592	$6,015,019
Bond funds	5,018,394	5,387,645
Money market funds	275,031	148,848
Total	$11,477,017	$11,551,512
(1)Balances are gross of reinsurance.
In addition to the amounts invested in separate account investment options above, $322 million at December 31, 2021 and $340 million at December 31, 2020 of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features were invested in general account investment options. For the years ended December 31, 2021, 2020 and 2019, there were no transfers of assets, other than cash, from the general account to any separate account, and accordingly no gains or losses recorded.
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

	GMDB		GMIB	GMWB/GMIWB/GMAB	Total
	Variable Annuity	Variable Life, Variable Universal Life & Universal Life	Variable Annuity

	(in thousands)
Balance at December 31, 2018	$12,268	$224,842	$543	$488,825	$726,478
Incurred guarantee benefits(1)	2,846	115,994	68	271,733	390,641
Paid guarantee benefits	63	(15,638)	(50)	0	(15,625)
Change in unrealized investment gains and losses	459	51,351	5	0	51,815
Balance at December 31, 2019	15,636	376,549	566	760,558	1,153,309
Incurred guarantee benefits(1)	7,843	107,670	(266)	434,911	550,158
Paid guarantee benefits	(518)	(27,229)	(46)	0	(27,793)
Change in unrealized investment gains and losses	1,214	56,823	2	0	58,039
Balance at December 31, 2020	24,175	513,813	256	1,195,469	1,733,713
Incurred guarantee benefits(1)	867	77,435	(117)	(373,873)	(295,688)
Paid guarantee benefits	(58)	(6,070)	0	0	(6,128)
Change in unrealized investment gains and losses	(1,022)	(27,653)	(5)	0	(28,680)
Balance at December 31, 2021	$23,962	$557,525	$134	$821,596	$1,403,217
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
There were no deferred sales inducements balances at December 31, 2021 and 2020 because they were fully ceded.
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
Reinsurance amounts included in the Company’s Statements of Financial Position as of December 31, were as follows:

	2021	2020
	(in thousands)
Reinsurance recoverables	$3,601,212	$3,860,612
Policy loans	(22,028)	(21,466)
Deferred policy acquisition costs	(634,661)	(661,732)
Deferred sales inducements	(37,905)	(40,980)
Other assets	12,941	15,172
Other liabilities	140,248	127,234

Reinsurance recoverables by counterparty are broken out below:

	December 31, 2021	December 31, 2020
	(in thousands)
Prudential Insurance	$1,344,251	$1,726,545
PAR U	1,213,038	1,119,545
PARCC	415,266	448,884
PAR Term	248,387	236,561
Term Re	256,283	232,398
DART	77,995	69,268
Pruco Life	40,804	24,744
Unaffiliated	5,188	2,667
Total reinsurance recoverables	$3,601,212	$3,860,612

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, were as follows:

	2021	2020	2019
	(in thousands)
Premiums:
Direct	$249,936	$249,426	$248,613
Ceded	(219,991)	(227,766)	(235,682)
Net premiums	29,945	21,660	12,931
Policy charges and fee income:
Direct	422,552	407,449	405,167
Ceded(1)	(332,771)	(333,247)	(339,432)
Net policy charges and fee income	89,781	74,202	65,735
Net investment income:
Direct	101,279	83,800	77,462
Ceded	(788)	(805)	(674)
Net investment income	100,491	82,995	76,788
Asset administration fees:
Direct	44,882	39,773	38,013
Ceded	(36,007)	(33,029)	(32,169)
Net asset administration fees	8,875	6,744	5,844
Realized investment gains (losses), net:
Direct	485,124	(324,737)	(184,219)
Ceded	(483,156)	326,608	166,831
Realized investment gains (losses), net	1,968	1,871	(17,388)
Policyholders’ benefits (including change in reserves):
Direct	401,129	470,557	436,729
Ceded(2)	(352,613)	(428,670)	(411,116)
Net policyholders’ benefits (including change in reserves)	48,516	41,887	25,613
Interest credited to policyholders’ account balances:
Direct	75,789	75,609	67,354
Ceded	(32,785)	(31,513)	(29,608)
Net interest credited to policyholders’ account balances	43,004	44,096	37,746
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	$(146,877)	$(176,420)	$(182,460)
(1)Includes $(5) million of unaffiliated activity for the year ended December 31, 2021 and $(4) million for each of the years ended 2020 and 2019.
(2)Includes $(2) million, $(1) million and $(2) million of unaffiliated activity for the years ended December 31, 2021, 2020 and 2019, respectively.
The gross and net amounts of life insurance face amount in force as of December 31, were as follows:

	2021	2020	2019
	(in thousands)
Direct gross life insurance face amount in force	$156,103,597	$154,173,267	$148,591,760
Reinsurance ceded	(140,856,353)	(139,478,523)	(135,331,837)
Net life insurance face amount in force	$15,247,244	$14,694,744	$13,259,923

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

10. INCOME TAXES
The following schedule discloses significant components of income tax expense (benefit) for each year presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Current tax expense (benefit):
U.S. federal	$10,969	$(34,698)	$7,030
State and local	137	0	0
Total	11,106	(34,698)	7,030
Deferred tax expense (benefit):
U.S. federal	(6,689)	28,359	(10,442)
Total	(6,689)	28,359	(10,442)
Income tax expense (benefit) from operations	4,417	(6,339)	(3,412)
Income tax expense (benefit) reported in equity related to:
Other comprehensive income (loss)	(14,554)	26,521	26,583
Total income tax expense (benefit)	$(10,137)	$20,182	$23,171
Reconciliation of Expected Tax at Statutory Rates to Reported Income Tax Expense (Benefit)
The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2021, 2020 and 2019, and the reported income tax expense (benefit) are summarized as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Expected federal income tax expense (benefit)	$13,424	$8,827	$7,002
Non-taxable investment income	(6,371)	(5,819)	(6,578)
Tax credits	(3,478)	(2,451)	(3,689)
Changes in tax law	67	(6,941)	0
Other	775	45	(147)
Reported income tax expense (benefit)	$4,417	$(6,339)	$(3,412)
Effective tax rate	6.9%	(15.1)%	(10.2)%
The effective tax rate is the ratio of “Income tax expense (benefit)” divided by “Income (loss) from operations before income taxes.” The Company’s effective tax rate for fiscal years 2021, 2020 and 2019 was 6.9%, (15.1)% and (10.2)%, respectively. The following is a description of items that had the most significant impact on the difference between the Company’s statutory U.S. federal income tax rate of 21% applicable for 2021, 2020 and 2019, and the Company's effective tax rate during the periods presented:
Non-Taxable Investment Income. The U.S. Dividends Received Deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and accounts for most of the non-taxable investment income shown in the table above. More specifically, the U.S. DRD constitutes $6 million of the total $6 million of 2021 non-taxable investment income, $5 million of the total $6 million of 2020 non-taxable investment income, and $6 million of the total $7 million of 2019 non-taxable investment income. The DRD for the current period was estimated using information from 2020, current year investment results, and current year’s equity market performance. The actual current year DRD can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.
Tax credits. These amounts primarily represent tax credits relating to foreign taxes withheld on the Company’s separate account investments.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Changes in Tax Law. The following is a notable change in tax law that impacted the Company’s effective tax rate for the periods presented:
The CARES Act. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law. One provision of the CARES Act amends the Tax Act of 2017 and allows companies with net operating losses (“NOLs”) originating in 2020, 2019 or 2018 to carry back those losses for up to five years. For 2020, the Company recorded an income tax benefit of $7 million from carrying the estimated 2020 NOL back to tax years that have a 35% tax rate.

Other. This line item represents insignificant reconciling items that are individually less than 5% of the computed expected federal income tax expense (benefit) and have therefore been aggregated for purposes of this reconciliation in accordance with relevant disclosure guidance.
Schedule of Deferred Tax Assets and Deferred Tax Liabilities

	As of December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Insurance reserves	$27,483	$10,248
Deferred policy acquisition cost	0	5,713
Other	398	0
Deferred tax assets	27,881	15,961
Deferred tax liabilities:
Deferred policy acquisition cost	4,765	0
Net unrealized gain on securities	36,834	54,332
Investments	7,932	4,326
Other	0	179
Deferred tax liabilities	49,531	58,837
Net deferred tax asset (liability)	$(21,650)	$(42,876)
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
The Company had no valuation allowance as of December 31, 2021, and 2020. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of deferred tax asset that is realizable.
The Company’s "Income (loss) from operations before income taxes" includes income from domestic operations of $64 million, $42 million and $33 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The Company had no unrecognized tax benefits as of December 31, 2021, 2020, and 2019. The Company does not anticipate any significant changes within the next twelve months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). The Company did not recognize tax related interest and penalties.
At December 31, 2021, the Company remains subject to examination in the U.S. for tax years 2014 through 2021.
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
11.    EQUITY
Accumulated Other Comprehensive Income (Loss)
AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Statements of Comprehensive Income. Net unrealized investment gains (losses) are described in further detail in Note 2. The balance of and changes in each component of AOCI as of and for the years ended December 31, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2018	$(989)	$(13,378)	$(14,367)
Change in OCI before reclassifications	10	122,400	122,410
Amounts reclassified from AOCI	0	4,175	4,175
Income tax benefit (expense)	(2)	(26,581)	(26,583)
Balance, December 31, 2019	(981)	86,616	85,635
Change in OCI before reclassifications	250	126,329	126,579
Amounts reclassified from AOCI	0	(286)	(286)
Income tax benefit (expense)	(52)	(26,469)	(26,521)
Balance, December 31, 2020	(783)	186,190	185,407
Change in OCI before reclassifications	(259)	(68,631)	(68,890)
Amounts reclassified from AOCI	0	(418)	(418)
Income tax benefit (expense)	54	14,500	14,554
Balance, December 31, 2021	$(988)	$131,641	$130,653
(1)Includes cash flow hedges of $5 million, $(3) million and $3 million as of December 31, 2021, 2020 and 2019, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$2,292	$958	$1,844
Net unrealized investment gains (losses) on available-for-sale securities(4)	(1,874)	(672)	(6,019)
Total net unrealized investment gains (losses)	418	286	(4,175)
Total reclassifications for the period	$418	$286	$(4,175)
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Net Unrealized Investment Gains (Losses)
Net unrealized investment gains (losses) on available-for-sale fixed maturity securities and certain other invested assets and other assets are included in the Company’s Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from OCI those items that are included as part of “Net income (loss)” for a period that had been part of OCI in earlier periods. The amounts for the periods indicated below, split between amounts related to available-for-sale fixed maturity securities on which an OTTI had been previously recognized, an allowance for credit losses has been recorded, and all other net unrealized investment gains (losses), are as follows:

	Net Unrealized Gains (Losses) on Available-for-Sale Fixed Maturity Securities on which an OTTI Loss has been Recognized	Net Unrealized Gains (Losses) on Investments on Available-for-Sale Fixed Maturity Securities on which an allowance for credit losses has been recorded (1)	Net Unrealized Gains (Losses) on All Other Investments(3)	DAC and Other Costs(4)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(5)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2018	$143	$0	$(17,764)	$3,115	$(2,430)	$3,558	$(13,378)
Net unrealized investment gains (losses) on investments arising during the period	(532)	0	130,017	0	0	(27,191)	102,294
Reclassification adjustment for (gains) losses included in net income	647	0	3,528	0	0	(877)	3,298
Reclassification adjustment for OTTI losses excluded from net income(2)	(207)	0	207	0	0	0	0
Impact of net unrealized investment (gains) losses	0	0	0	5,858	(12,943)	1,487	(5,598)
Balance, December 31, 2019	51	0	115,988	8,973	(15,373)	(23,023)	86,616
Reclassification due to implementation of ASU 2016-13 (6)	(51)	0	51	0	0	0	0
Net unrealized investment gains (losses) on investments arising during the period	0	0	139,971	0	0	(29,394)	110,577
Reclassification adjustment for (gains) losses included in net income	0	0	(286)	0	0	61	(225)
Impact of net unrealized investment (gains) losses	0	0	0	19,268	(32,910)	2,864	(10,778)
Balance, December 31, 2020	0	0	255,724	28,241	(48,283)	(49,492)	186,190
Net unrealized investment gains (losses) on investments arising during the period	0	0	(74,500)	0	0	15,644	(58,856)
Reclassification adjustment for (gains) losses included in net income	0	0	(418)	0	0	88	(330)
Impact of net unrealized investment (gains) losses	0	0	0	(2,193)	8,062	(1,232)	4,637
Balance, December 31, 2021	$0	$0	$180,806	$26,048	$(40,221)	$(34,992)	$131,641
(1)Allowance for credit losses on available-for-sale fixed maturity securities effective January 1, 2020.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

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
(6) Represents net unrealized gains (losses) for which an OTTI had been previously recognized.
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
Statutory net income (loss) of the Company amounted to $52 million, $(70) million and $38 million for the years ended December 31, 2021, 2020 and 2019, respectively. Statutory surplus of the Company amounted to $592 million and $337 million at December 31, 2021 and 2020, respectively. Prior year amounts have been updated to conform to finalized statutory filings where applicable.
The Company does not utilize prescribed or permitted practices that vary materially from the statutory accounting practices prescribed by the NAIC.
The Company is subject to New Jersey law, which limits the amount of dividends that insurance companies can pay to stockholders without approval of the New Jersey Department of Banking and Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is a capacity to pay a dividend of $59 million in 2022 without prior approval. The Company did not pay dividends to Pruco Life in 2021, 2020, and 2019 respectively.
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
The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock based-awards program was $0.1 million for each of the years ended December 31, 2021, 2020 and 2019. The expense charged to the Company for the deferred compensation program was $0.4 million, $0.6 million and $0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $1 million, $2 million and $2 million for each of the years ended December 31, 2021, 2020 and 2019, respectively.
The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $1 million, $2 million and $3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $0.5 million, $1.0 million and $1.0 million for each of the years ended December 31, 2021, 2020 and 2019, respectively.
The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement.
The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $37 million, $53 million and $78 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $10 million, $9 million and $13 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Corporate-Owned Life Insurance
The Company has sold three Corporate Owned Life Insurance ("COLI") policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $3,465 million at December 31, 2021 and $3,071 million at December 31, 2020. Fees related to these COLI policies were $30 million, $27 million and $26 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company retains 10% of the mortality risk associated with these COLI policies up to $0.1 million per individual policy.
Affiliated Investment Management Expenses
In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $3 million, $3 million and $2 million for the years ended December 31, 2021, 2020 and 2019, respectively. These expenses are recorded as “Net investment income” in the Statements of Operations and Comprehensive Income.
Derivative Trades
In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.
Joint Ventures
The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $48 million and $41 million as of December 31, 2021 and 2020, respectively. "Net investment income" related to these ventures includes gains of $4 million, $4 million and $2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Affiliated Asset Administration Fee Income
The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $36 million, $33 million and $32 million for the years ended December 31, 2021, 2020 and 2019, respectively. These revenues are recorded as “Asset administration fees” in the Statements of Operations and Comprehensive Income.
The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders’ separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $8 million, $6 million and $6 million for the years ended December 31, 2021, 2020 and 2019, respectively. These revenues are recorded as “Asset administration fees” in the Statements of Operations and Comprehensive Income.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Affiliated Notes Receivable
Affiliated notes receivable included in “Receivables from parent and affiliates” at December 31, were as follows:

	Maturity Dates	Interest Rates			2021	2020
					(in thousands)
U.S. dollar fixed rate notes	2027	0.00%	-	14.85%	$788	$815
Total long-term notes receivable - affiliated(1)					$788	$815
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
There was no accrued interest receivable related to these loans as of December 31, 2021 and 2020, respectively. Revenues related to these loans were $0 million, $0.1 million and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in “Other income.”
Affiliated Asset Transfers
The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" ("APIC") and "Realized investment gains (losses), net," respectively. The table below shows affiliated asset trades for the years ended December 31, 2021 and 2020:

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
Debt Agreements
The Company is authorized to borrow funds up to $200 million from affiliates to meet its capital and other funding needs. There was no debt outstanding for both 2021 and 2020.
The total interest expense to the Company related to loans payable to affiliates was $0.0 million, $0.0 million and $0.1 million for the years ended December 31, 2021, 2020 and 2019.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Contributed Capital and Dividends
In February 2022, the Company received a capital contribution in the amount of $100 million from Pruco Life. In March 2021 and December 2021, the Company received a capital contribution in the amount of $1 million and $100 million from Pruco Life. In March 2020, the Company received a capital contribution in the amount of $85 million from Pruco Life. In December 2019, the Company received a capital contribution in the amount of $60 million from Pruco Life.
The Company did not pay any dividends in 2021, 2020 and 2019.
Reinsurance with Affiliates
As discussed in Note 9, the Company participates in reinsurance transactions with certain affiliates.
14. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments
The Company has made commitments to fund commercial mortgage loans. As of December 31, 2021 and 2020, the outstanding balances on these commitments were $1 million and $0.0 million, respectively. The amount does not include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was no allowance for credit losses as of either December 31, 2021 or 2020. There was no change in allowance for credit losses for the year ended December 31, 2021 and a change of $0.0 million for the year ended December 31, 2020. The Company has made commitments to purchase or fund investments, mostly private fixed maturities. As of December 31, 2021 and 2020, $61 million and $74 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for both the years ended December 31, 2021 and 2020.
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of December 31, 2021, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $10 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Regulatory

Variable Products

The Company has received regulatory inquiries and requests for information from state and federal regulators, including subpoenas from the U.S. Securities and Exchange Commission, concerning the appropriateness of variable product sales and replacement activity. The Company is cooperating with regulators and may become subject to additional regulatory inquiries and other actions related to this matter.
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Item 9.  Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Management’s Annual Report on Internal Control Over Financial Reporting on the effectiveness of internal control over financial reporting as of December 31, 2021 is included in Part II, Item 8 of this Annual Report on Form 10-K.
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rules 13a-15(e), as of December 31, 2021. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 14.  Principal Accountant Fees and Services
The information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2022.

PART IV
Item 15.  Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:

		Page
(a) (1)	Financial Statements-Item 8. Financial Statements and Supplementary Data	45
(2)	Financial Statement Schedules:
	Schedule I—Summary of Investments Other Than Investments in Related Parties as of December 31, 2021	115
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

23.1 Consent of PricewaterhouseCoopers LLP.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Schedule I
Summary of Investments Other Than Investments in Related Parties
As of December 31, 2021
(in thousands)

Type of Investment	Amortized Cost or Cost	Fair Value	Amount Shown in the Balance Sheet
Fixed maturities, available-for-sale:
Bonds:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$12,832	$13,505	$13,505
Obligations of U.S. states and their political subdivisions	161,812	179,010	179,010
Foreign governments	93,062	100,791	100,791
Asset-backed securities	16,685	17,277	17,277
Commercial mortgage-backed securities	132,961	141,355	141,355
Residential mortgage-backed securities	2,474	2,859	2,859
Public utilities	282,935	318,562	318,562
All other corporate bonds	1,059,450	1,162,239	1,162,239
Total fixed maturities, available-for-sale	$1,762,211	$1,935,598	$1,935,598
Equity securities:
Common stocks:
Other common stocks	$11	$0	$0
Mutual funds	90	126	126
Perpetual preferred stocks	4,559	5,811	5,811
Total equity securities, at fair value	$4,660	$5,937	$5,937
Fixed maturities, trading	$36,863	$36,456	$36,456
Commercial mortgage and other loans	115,576		115,576
Policy loans	210,730		210,730
Short-term investments	9,997		9,997
Other invested assets	124,327		124,327
Total investments	$2,264,364		$2,438,621

Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newark, and State of New Jersey, on the 16th day of March 2022.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY (Registrant)

By:	/s/ Dylan J. Tyson
Dylan J. Tyson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2022.

Signature	Title

/s/ Dylan J. Tyson	President,
Dylan J. Tyson	Chief Executive Officer and Director

/s/ Robert E. Boyle	Chief Financial Officer, Chief Accounting Officer
Robert E. Boyle	and Director

*Caroline A. Feeney	Director
Caroline A. Feeney

*Nandini Mongia	Director
Nandini Mongia

*Salene Hitchcock-Gear	Director
Salene Hitchcock-Gear

*Markus Coombs	Director
Markus Coombs

*Candace J. Woods	Director
Candace J. Woods

* By:	/s/ Lynn K. Stone
Lynn K. Stone
(Attorney-in-Fact)