Form 10-Q
period 2022-03-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2022-05-13
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of May 13, 2022, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding. As of such date, Pruco Life Insurance Company, an Arizona corporation, owned all of the registrant’s Common Stock.
Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey and its subsidiary. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey and its subsidiary will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) the ongoing impact of the COVID-19 pandemic on the global economy, financial markets and our business, (2) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (3) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (4) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (5) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (6) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (7) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data (d) reliance on third parties or (e) labor and employment matters; (8) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (9) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; and (13) reputational damage. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2021 for discussion of certain risks relating to our business and investment in our securities.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Financial Position
March 31, 2022 and December 31, 2021 (in thousands, except share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Fixed maturities available for sale, at fair value (allowance for credit losses: 2022-$1,558; 2021-$1,558) (amortized cost: 2022-$1,793,799; 2021-$1,762,211)	$1,783,855	$1,935,598
Fixed maturities, trading, at fair value (amortized cost: 2022-$36,397; 2021-$36,863)	34,198	36,456
Equity securities, at fair value (cost: 2022-$4,651; 2021-$4,660)	5,400	5,937
Policy loans	211,894	210,730
Short-term investments	9,999	9,997
Commercial mortgage and other loans (net of $231 and $246 allowance for credit losses at March 31, 2022 and December 31, 2021, respectively)	111,787	115,576
Other invested assets (includes $4,348 and $10,027 of assets measured at fair value at March 31, 2022 and December 31, 2021, respectively)	120,069	124,327
Total investments	2,277,202	2,438,621
Cash and cash equivalents	219,358	136,316
Deferred policy acquisition costs	317,785	290,299
Accrued investment income	23,475	22,539
Reinsurance recoverables	3,399,644	3,601,212
Receivables from parent and affiliates	19,340	21,438
Income taxes receivable	15,652	5,842
Other assets	17,048	17,581
Separate account assets	16,584,145	17,922,367
TOTAL ASSETS	$22,873,649	$24,456,215
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$2,671,683	$2,608,640
Future policy benefits	2,479,227	2,757,941
Payables to parent and affiliates	9	2,432
Other liabilities	175,790	194,123
Separate account liabilities	16,584,145	17,922,367
Total liabilities	21,910,854	23,485,503
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock ($5 par value; 400,000 shares authorized, issued and outstanding)	2,000	2,000
Additional paid-in capital	551,802	450,102
Retained earnings	409,819	387,957
Accumulated other comprehensive income (loss)	(826)	130,653
Total equity	962,795	970,712
TOTAL LIABILITIES AND EQUITY	$22,873,649	$24,456,215

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2022 and 2021 (in thousands)

	Three Months Ended March 31,
	2022	2021
REVENUES
Premiums	$10,195	$7,559
Policy charges and fee income	15,721	28,318
Net investment income	24,369	23,545
Asset administration fees	2,260	2,026
Other income (loss)	(1,514)	(264)
Realized investment gains (losses), net	16,028	15,832
TOTAL REVENUES	67,059	77,016
BENEFITS AND EXPENSES
Policyholders’ benefits	13,574	18,835
Interest credited to policyholders’ account balances	11,194	10,711
Amortization of deferred policy acquisition costs	6,192	7,123
General, administrative and other expenses	12,381	14,084
TOTAL BENEFITS AND EXPENSES	43,341	50,753
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	23,718	26,263
Income tax expense (benefit)	1,856	2,125
NET INCOME (LOSS)	$21,862	$24,138
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(67)	(108)
Net unrealized investment gains (losses)	(166,361)	(113,561)
Total	(166,428)	(113,669)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(34,949)	(23,871)
Other comprehensive income (loss), net of taxes	(131,479)	(89,798)
Comprehensive income (loss)	$(109,617)	$(65,660)

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Equity
Three Months Ended March 31, 2022 and 2021 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2021	$2,000	$450,102	$387,957	$130,653	$970,712
Contributed capital		101,700			101,700
Comprehensive income (loss):
Net income (loss)			21,862		21,862
Other comprehensive income (loss), net of tax				(131,479)	(131,479)
Total comprehensive income (loss)					(109,617)
Balance, March 31, 2022	$2,000	$551,802	$409,819	$(826)	$962,795

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2020	$2,000	$348,735	$328,450	$185,407	$864,592
Contributed capital		1,300			1,300
Comprehensive income (loss):
Net income (loss)			24,138		24,138
Other comprehensive income (loss), net of tax				(89,798)	(89,798)
Total comprehensive income (loss)					(65,660)
Balance, March 31, 2021	$2,000	$350,035	$352,588	$95,609	$800,232

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Cash Flows
Three Months Ended March 31, 2022 and 2021 (in thousands)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21,862	$24,138
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(4,892)	(10,959)
Interest credited to policyholders’ account balances	11,194	10,711
Realized investment (gains) losses, net	(16,028)	(15,832)
Amortization and other non-cash items	(4,105)	(4,785)
Change in:
Future policy benefits	(873)	62,561
Reinsurance recoverables	(37,823)	(43,468)
Accrued investment income	(936)	(430)
Net payables to/receivables from parent and affiliates	(378)	(5,011)
Deferred policy acquisition costs	(11,678)	(18,981)
Income taxes	25,140	2,114
Derivatives, net	4,574	5,046
Other, net	3,042	14,388
Cash flows from (used in) operating activities	(10,901)	19,492
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	38,502	14,508
Fixed maturities, trading	325	0
Equity securities	17	0
Policy loans	7,490	7,377
Ceded policy loans	(537)	(742)
Commercial mortgage and other loans	3,636	483
Other invested assets	1,276	390
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(71,758)	(50,946)
Policy loans	(6,694)	(4,537)
Ceded policy loans	579	334
Other invested assets	(3,568)	(4,149)
Notes receivable from parent and affiliates, net	(9)	(8)
Derivatives, net	101	(136)
Other, net	4,052	(104)
Cash flows from (used in) investing activities	(26,588)	(37,530)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	134,084	108,982
Ceded policyholders’ account deposits	(87,398)	(79,213)
Policyholders’ account withdrawals	(103,693)	(72,274)
Ceded policyholders’ account withdrawals	69,281	57,352
Contributed capital	100,400	0
Drafts outstanding	5,441	(542)
Other, net	2,416	6,411
Cash flows from (used in) financing activities	120,531	20,716
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	83,042	2,678
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	136,316	68,527
CASH AND CASH EQUIVALENTS, END OF PERIOD	$219,358	$71,205
Significant Non-Cash Transactions

There were no significant non-cash transactions for the three months ended March 31, 2022 and 2021.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

COVID-19

Since the first quarter of 2020, the novel coronavirus (“COVID-19”) has resulted in extreme stress and disruption in the global economy and financial markets. While markets have rebounded, the pandemic has adversely impacted, and may continue to adversely impact, the Company's results of operations, financial condition and cash flows. Due to the highly uncertain nature of these conditions, it is not possible to estimate the ultimate impacts at this time. The risks may have manifested, and may continue to manifest, in the Company's financial statements in the areas of, among others, i) insurance liabilities and related balances: potential changes to assumptions regarding investment returns, mortality and policyholder behavior which are reflected in our insurance liabilities and certain related balances (e.g., DAC, etc.) and; ii) investments: increased risk of loss on our investments due to default or deterioration in credit quality or value. The Company cannot predict what impact the COVID-19 pandemic will ultimately have on its businesses.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of March 31, 2022, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASU issued but not yet adopted as of March 31, 2022 — ASU 2018-12

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

ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. The Company expects the standard to have a significant financial impact on the Financial Statements and will significantly enhance disclosures. In addition to the significant impacts to the balance sheet, the Company also expects an impact to the pattern of earnings emergence following the transition date.
Outlined below are four key areas of change, although there are other less significant policy changes not noted below.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

ASU 2018-12 Amended Topic	Description	Method of adoption	Effect on the financial statements or other significant matters
Cash flow assumptions used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products	Requires an entity to review, and if necessary, update the cash flow assumptions used to measure the liability for future policy benefits, for both changes in future assumptions and actual experience, at least annually using a retrospective update method with a cumulative catch-up adjustment recorded in a separate line item in the Statements of Operations.	An entity may choose one of two adoption methods for the liability for future policy benefits: (1) a modified retrospective transition method whereby the entity may choose to apply the amendments to contracts in force as of the beginning of the prior year (if early adoption is elected) or as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in Accumulated other comprehensive income (loss) ("AOCI") or (2) a full retrospective transition method.	The Company will adopt this guidance effective January 1, 2023 using the modified retrospective transition method. The impacts of electing such method are currently under assessment.
Discount rate assumption used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products	Requires discount rate assumptions to be based on an upper-medium grade fixed income instrument yield, which will be updated each quarter with the impact recorded through OCI. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the discount rate assumptions.	As noted above, an entity may choose either a modified retrospective transition method or full retrospective transition method for the liability for future policy benefits. Under either method, for balance sheet remeasurement purposes, the liability for future policy benefits will be remeasured using current discount rates as of either the beginning of the prior year (if early adoption is elected) or the beginning of the earliest period presented with the impact recorded as a cumulative effect adjustment to AOCI.	As noted above, the Company will adopt the guidance for the liability for future policy benefits effective January 1, 2023 using the modified retrospective transition method. There will be an adjustment to AOCI as a result of remeasuring in force contract liabilities using upper-medium grade fixed income instrument yields as of the adoption date. The adjustment will largely reflect the difference between discount rates locked-in at contract inception versus discount rates at transition. The magnitude of such adjustment is currently being assessed.
Amortization of DAC and other balances	Requires DAC and other balances, such as unearned revenue reserves and deferred sales inducements ("DSI"), to be amortized on a constant level basis over the expected term of the related contract, independent of expected profitability.	An entity may apply one of two adoption methods: (1) a modified retrospective transition method whereby the entity may choose to apply the amendments to contracts in force as of the beginning of the prior year (if early adoption is elected) or as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI or (2) if an entity chooses a full retrospective transition method for its liability for future policy benefits, as described above, it is required to also use a full retrospective transition method for DAC and other balances.	The Company will adopt this guidance effective January 1, 2023 using the modified retrospective transition method. Under the modified retrospective transition method, the Company would not expect a significant impact to the balance sheet, other than the impact of the removal of any related amounts in AOCI.
Market Risk Benefits ("MRB")	Requires an entity to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value, and record MRB assets and liabilities separately on the Statements of Financial Position. Changes in fair value of market risk benefits are recorded in net income, except for the portion of the change in MRB liabilities attributable to changes in an entity’s non-performance risk ("NPR"), which is recognized in OCI.	An entity shall adopt the guidance for market risk benefits using the retrospective transition method which includes a cumulative-effect adjustment on the balance sheet as of either the beginning of prior year (if early adoption is elected) or the beginning of the earliest period presented. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the balance of the market risk benefits upon adoption.	The Company will adopt this guidance effective January 1, 2023 using the retrospective transition method. Upon adoption, the Company expects an impact to retained earnings for the difference between the fair value and carrying value of benefits not currently measured at fair value (e.g., guaranteed minimum death benefits on variable annuities) and an impact from reclassifying the cumulative effect of changes in NPR from retained earnings to AOCI. The magnitude of such adjustments is currently being assessed.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Other ASU issued but not yet adopted as of March 31, 2022

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2022-02,, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosure	This ASU eliminates the accounting guidance for Troubled Debt Restructurings (“TDR”) for creditors and adds enhanced disclosure requirements for certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty. Following adoption of the ASU, all loan refinancings are subject to the modification guidance in ASC 310-20.This ASU also amends the guidance on the vintage disclosures to require disclosure of current-period gross write-offs by year of origination.
January 1, 2023 using the prospective method with an option to apply a modified retrospective transition method for the recognition and measurement of TDRs which will include a cumulative effect adjustment on the balance sheet in the period of adoption. Early adoption is permitted beginning January 1, 2022, including adoption in an interim period provided guidance is applied as of the beginning of the year.
The Company does not expect the adoption of the ASU to have a significant impact on the Financial Statements and Notes to the Financial Statements.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$12,711	$346	$0	$0	$13,057
Obligations of U.S. states and their political subdivisions	163,305	6,061	27	0	169,339
Foreign government bonds	87,999	2,862	4,720	0	86,141
U.S. public corporate securities	938,638	33,663	36,060	0	936,241
U.S. private corporate securities	188,198	2,434	1,983	1,558	187,091
Foreign public corporate securities	118,619	1,737	7,562	0	112,794
Foreign private corporate securities	133,872	589	6,146	0	128,315
Asset-backed securities(1)	17,389	455	45	0	17,799
Commercial mortgage-backed securities	130,797	1,613	1,853	0	130,557
Residential mortgage-backed securities(2)	2,271	250	0	0	2,521
Total fixed maturities, available-for-sale	$1,793,799	$50,010	$58,396	$1,558	$1,783,855

(1)Includes credit-tranched securities collateralized by education loans and loan obligations.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$12,832	$673	$0	$0	$13,505
Obligations of U.S. states and their political subdivisions	161,812	17,198	0	0	179,010
Foreign government bonds	93,062	8,731	1,002	0	100,791
U.S. public corporate securities	908,129	117,450	2,994	0	1,022,585
U.S. private corporate securities	190,157	13,128	52	1,558	201,675
Foreign public corporate securities	105,346	8,481	644	0	113,183
Foreign private corporate securities	138,753	6,620	2,015	0	143,358
Asset-backed securities(1)	16,685	596	4	0	17,277
Commercial mortgage-backed securities	132,961	8,401	7	0	141,355
Residential mortgage-backed securities(2)	2,474	385	0	0	2,859
Total fixed maturities, available-for-sale	$1,762,211	$181,663	$6,718	$1,558	$1,935,598

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2022
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$0	$0	$0
Obligations of U.S. states and their political subdivisions	4,941	27	0	0	4,941	27
Foreign government bonds	32,235	2,768	10,618	1,952	42,853	4,720
U.S. public corporate securities	356,383	29,898	30,804	6,162	387,187	36,060
U.S. private corporate securities	71,990	1,927	895	56	72,885	1,983
Foreign public corporate securities	67,209	6,124	8,119	1,438	75,328	7,562
Foreign private corporate securities	100,581	4,333	11,008	1,813	111,589	6,146
Asset-backed securities	6,722	45	0	0	6,722	45
Commercial mortgage-backed securities	84,171	1,853	0	0	84,171	1,853
Total fixed maturities, available-for-sale	$724,232	$46,975	$61,444	$11,421	$785,676	$58,396

	December 31, 2021
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government bonds	$17,306	$928	$2,072	$74	$19,378	$1,002
U.S. public corporate securities	72,360	1,255	42,496	1,739	114,856	2,994
U.S. private corporate securities	2,349	27	979	25	3,328	52
Foreign public corporate securities	9,439	192	6,726	452	16,165	644
Foreign private corporate securities	18,912	596	11,402	1,419	30,314	2,015
Asset-backed securities	3,426	4	0	0	3,426	4
Commercial mortgage-backed securities	3,083	7	0	0	3,083	7
Total fixed maturities, available-for-sale	$126,875	$3,009	$63,675	$3,709	$190,550	$6,718

As of March 31, 2022 and December 31, 2021, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $55.9 million and $5.3 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $2.5 million and $1.4 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of March 31, 2022, the $11.4 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the consumer non-cyclical, utility and finance sectors. As of December 31, 2021, the $3.7 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the consumer non-cyclical, finance and utility sectors.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
In accordance with its policy described in Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at March 31, 2022. This conclusion was based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of March 31, 2022, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	March 31, 2022
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$59,619	$57,221
Due after one year through five years	239,089	238,152
Due after five years through ten years	88,704	86,299
Due after ten years	1,255,930	1,251,306
Asset-backed securities	17,389	17,799
Commercial mortgage-backed securities	130,797	130,557
Residential mortgage-backed securities	2,271	2,521
Total fixed maturities, available-for-sale	$1,793,799	$1,783,855

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$20,241	$2,922
Proceeds from maturities/prepayments	18,233	10,086
Gross investment gains from sales and maturities	2	25
Gross investment losses from sales and maturities	(1,961)	(167)
(Addition to) release of allowance for credit losses	0	0

(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $0.0 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively.

For both the three months ended March 31, 2022 and 2021 there was no activity in the allowance for credit losses for available-for-sale securities.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information about the Company’s methodology for developing our allowance for credit losses.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of both March 31, 2022 and December 31, 2021.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $(0.5) million and $(0.2) million during the three months ended March 31, 2022 and 2021, respectively.

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	March 31, 2022		December 31, 2021
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$42,001	37.5%	$42,188	36.4%
Hospitality	13,544	12.1	13,709	11.8
Industrial	17,293	15.4	17,356	15.0
Office	16,711	14.9	16,880	14.6
Other	7,878	7.0	7,927	6.8
Retail	12,359	11.1	15,511	13.4
Total commercial mortgage loans	109,786	98.0	113,571	98.0
Agricultural property loans	2,232	2.0	2,251	2.0
Total commercial mortgage and agricultural property loans	112,018	100.0%	115,822	100.0%
Allowance for credit losses	(231)		(246)
Total net commercial mortgage and other loans	$111,787		$115,576

As of March 31, 2022, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in New York (16%), Florida (11%), Texas (10%)) and included loans secured by properties in Europe (8%), Mexico (3%), and Australia (2%).

The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended March 31,
	2022			2021
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$246	$0	$246	$440	$0	$440
Addition to (release of) allowance for expected losses	(16)	1	(15)	26	0	26
Allowance, end of period	$230	$1	$231	$466	$0	$466

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information about the Company's methodology for developing our allowance and expected losses.

For the three months ended March 31, 2022, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to net positive credit migration. For the three months ended March 31, 2021, the increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to net negative credit migration.

The following table sets forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	March 31, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
	(in thousands)
Commercial Mortgage Loans
Loan-to-Value Ratio:
0%-59.99%	$0	$358	$0	$7,250	$1,422	$59,131	$68,161
60%-69.99%	0	2,063	2,198	24,183	0	6,171	34,615
70%-79.99%	0	347	0	3,855	0	1,855	6,057
80% or greater	0	0	0	0	0	953	953
Total	$0	$2,768	$2,198	$35,288	$1,422	$68,110	$109,786
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$0	$2,768	$2,198	$29,930	$1,422	$44,854	$81,172
1.0 - 1.2x	0	0	0	0	0	10,064	10,064
Less than 1.0x	0	0	0	5,358	0	13,192	18,550
Total	$0	$2,768	$2,198	$35,288	$1,422	$68,110	$109,786
Agricultural Property Loans
Loan-to-Value Ratio:
0%-59.99%	$0	$1,125	$0	$0	$0	$1,107	$2,232
60%-69.99%	0	0	0	0	0	0	0
70%-79.99%	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0
Total	$0	$1,125	$0	$0	$0	$1,107	$2,232
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$0	$1,125	$0	$0	$0	$1,107	$2,232
1.0 - 1.2x	0	0	0	0	0	0	0
Less than 1.0x	0	0	0	0	0	0	0
Total	$0	$1,125	$0	$0	$0	$1,107	$2,232

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

See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information about the Company's commercial mortgage and other loans credit quality monitoring process.

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	March 31, 2022
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$109,786	$0	$0	$0	$109,786	$0
Agricultural property loans	2,232	0	0	0	2,232	0
Total	$112,018	$0	$0	$0	$112,018	$0

(1)As of March 31, 2022, there were no loans in this category accruing interest.
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration, as of both March 31, 2022 and December 31, 2021.

For both the three months ended March 31, 2022 and 2021, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	March 31, 2022	December 31, 2021
	(in thousands)
Company’s investment in separate accounts	$0	$4,053
LPs/LLCs:
Equity method:
Private equity	67,729	63,705
Hedge funds	38,987	38,216
Real estate-related	9,005	8,326
Subtotal equity method	115,721	110,247
Fair value:
Private equity	376	400
Hedge funds	67	66
Real estate-related	2,463	2,374
Subtotal fair value	2,906	2,840
Total LPs/LLCs	118,627	113,087
Derivative instruments	1,442	7,187
Total other invested assets	$120,069	$124,327

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	March 31, 2022	December 31, 2021
	(in thousands)
Fixed maturities	$17,280	$16,561
Equity securities	92	1
Commercial mortgage and other loans	304	301
Policy loans	5,760	5,670
Short-term investments and cash equivalents	39	6
Total accrued investment income	$23,475	$22,539

There were no write-downs on accrued investment income as of both the three months ended March 31, 2022 and 2021.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Fixed maturities, available-for-sale	$17,125	$15,966
Fixed maturities, trading	274	167
Equity securities	91	91
Commercial mortgage and other loans	1,082	1,267
Policy loans	2,772	2,827
Other invested assets	4,000	4,243
Short-term investments and cash equivalents	60	22
Gross investment income	25,404	24,583
Less: investment expenses	(1,035)	(1,038)
Net investment income	$24,369	$23,545

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Fixed maturities(1)	$(1,959)	$(142)
Commercial mortgage and other loans	15	(26)
Other invested assets	(51)	34
Derivatives	18,035	15,970
Short term investments and cash equivalents	(12)	(4)
Realized investment gains (losses), net	$16,028	$15,832

(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	March 31, 2022	December 31, 2021
	(in thousands)
Fixed maturity securities, available-for-sale without an allowance	$(8,386)	$174,945
Derivatives designated as cash flow hedges(1)	6,629	5,407
Affiliated notes	131	194
Other investments	274	260
Net unrealized gains (losses) on investments	$(1,352)	$180,806

(1)For more information on cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both March 31, 2022 and December 31, 2021, the Company had no repurchase agreements.

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

Other types of financial contracts that the Company accounts for as derivatives include:
•Embedded derivatives

For detailed information on these contracts and the related strategies, see Note 4 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

	March 31, 2022			December 31, 2021
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$124,465	$5,674	$(186)	$124,950	$4,416	$(291)
Total Derivatives Designated as Hedge Accounting Instruments:	$124,465	$5,674	$(186)	$124,950	$4,416	$(291)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$30,200	$1,255	$0	$30,200	$2,757	$0
Credit
Credit Default Swaps	0	0	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	35,204	2,760	(510)	35,204	2,685	(637)
Foreign Currency
Foreign Currency Forwards	7,176	86	(3)	4,667	66	(9)
Equity
Equity Options	500,175	1,948	(9,581)	488,850	18,761	(20,561)
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	$572,755	$6,049	$(10,094)	$558,921	$24,269	$(21,207)
Total Derivatives(1)(2)	$697,220	$11,723	$(10,280)	$683,871	$28,685	$(21,498)

(1)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $633 million and $822 million as of March 31, 2022 and December 31, 2021, respectively included in “Future policy benefits” and $131 million and $153 million as of March 31, 2022 and December 31, 2021, respectively included in “Policyholders’ account balances". The fair value of the related reinsurance, included in "Reinsurance recoverables" or "Other liabilities" was an asset of $633 million and $822 million as of March 31, 2022 and December 31, 2021, respectively.
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

	March 31, 2022
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$11,723	$(10,280)	$1,443	$(1,443)	$0
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$11,723	$(10,280)	$1,443	$(1,443)	$0
Offsetting of Financial Liabilities:
Derivatives	$10,280	$(10,280)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$10,280	$(10,280)	$0	$0	$0

	December 31, 2021
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$28,685	$(21,498)	$7,187	$(7,187)	$0
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$28,685	$(21,498)	$7,187	$(7,187)	$0
Offsetting of Financial Liabilities:
Derivatives	$21,498	$(21,498)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$21,498	$(21,498)	$0	$0	$0

(1)Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 9. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

	Three Months Ended March 31, 2022
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$31	$451	$188	$1,222
Total cash flow hedges	31	451	188	1,222
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,201)	0	0	0
Currency	115	0	0	0
Currency/Interest Rate	290	0	8	0
Credit	0	0	0	0
Equity	(1,526)	0	0	0
Embedded Derivatives	20,326	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	18,004	0	8	0
Total	$18,035	$451	$196	$1,222

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(8)	$401	$159	$1,545
Total cash flow hedges	(8)	401	159	1,545
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(827)	0	0	0
Currency	111	0	0	0
Currency/Interest Rate	3	0	(6)	0
Credit	(3)	0	0	0
Equity	1,965	0	0	0
Embedded Derivatives	14,729	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	15,978	0	(6)	0
Total	$15,970	$401	$153	$1,545

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2021	$5,407
Amount recorded in AOCI
Currency/Interest Rate	1,892
Total amount recorded in AOCI	1,892
Amount reclassified from AOCI to income
Currency/Interest Rate	(670)
Total amount reclassified from AOCI to income	(670)
Balance, March 31, 2022	$6,629
.
The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using March 31, 2022 values, it is estimated that a pre-tax gain of $1.7 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending March 31, 2023.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Credit Derivatives

The Company has no exposure from credit derivative positions where it has written or purchased credit protection as of March 31, 2022 and December 31, 2021.

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

For a discussion of the Company's valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 5 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	March 31, 2022
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$13,057	$0	$	$13,057
Obligations of U.S. states and their political subdivisions	0	169,339	0		169,339
Foreign government bonds	0	86,141	0		86,141
U.S. corporate public securities	0	936,241	0		936,241
U.S. corporate private securities	0	184,487	2,604		187,091
Foreign corporate public securities	0	112,794	0		112,794
Foreign corporate private securities	0	110,096	18,219		128,315
Asset-backed securities(2)	0	17,799	0		17,799
Commercial mortgage-backed securities	0	106,160	24,397		130,557
Residential mortgage-backed securities	0	2,521	0		2,521
Subtotal	0	1,738,635	45,220		1,783,855
Fixed maturities, trading	0	34,198	0		34,198
Equity securities	0	102	5,298		5,400
Short-term investments	9,999	0	0		9,999
Cash equivalents	0	212,172	0		212,172
Other invested assets(3)	0	11,723	0	(10,280)	1,443
Reinsurance recoverables	0	0	633,060		633,060
Receivables from parent and affiliates	0	734	0		734
Subtotal excluding separate account assets	9,999	1,997,564	683,578	(10,280)	2,680,861
Separate account assets(4)(5)	0	14,500,461	0		14,500,461
Total assets	$9,999	$16,498,025	$683,578	$(10,280)	$17,181,322
Future policy benefits(6)	$0	$0	$633,060	$	$633,060
Policyholders' account balances	0	0	130,930		130,930
Payables to parent and affiliates	0	10,280	0	(10,280)	0
Total liabilities	$0	$10,280	$763,990	$(10,280)	$763,990

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2021
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$13,505	$0	$	$13,505
Obligations of U.S. states and their political subdivisions	0	179,010	0		179,010
Foreign government bonds	0	100,791	0		100,791
U.S. corporate public securities	0	1,022,585	0		1,022,585
U.S. corporate private securities	0	199,070	2,605		201,675
Foreign corporate public securities	0	113,183	0		113,183
Foreign corporate private securities	0	121,644	21,714		143,358
Asset-backed securities(2)	0	17,277	0		17,277
Commercial mortgage-backed securities	0	114,081	27,274		141,355
Residential mortgage-backed securities	0	2,859	0		2,859
Subtotal	0	1,884,005	51,593		1,935,598
Fixed maturities, trading	0	36,456	0		36,456
Equity securities	0	125	5,812		5,937
Short-term investments	9,997	0	0		9,997
Cash equivalents	0	128,719	0		128,719
Other invested assets(3)	0	28,685	0	(21,498)	7,187
Reinsurance recoverables	0	0	821,596		821,596
Receivables from parent and affiliates	0	788	0		788
Subtotal excluding separate account assets	9,997	2,078,778	879,001	(21,498)	2,946,278
Separate account assets(4)(5)	0	15,731,959	0		15,731,959
Total assets	$9,997	$17,810,737	$879,001	$(21,498)	$18,678,237
Future policy benefits(6)	$0	$0	$821,596	$	$821,596
Policyholders' account balances	0	0	153,127		153,127
Payables to parent and affiliates	0	21,498	0	(21,498)	0
Total liabilities	$0	$21,498	$974,723	$(21,498)	$974,723

(1)“Netting” amounts represent cash collateral of $0 million as of both March 31, 2022 and December 31, 2021.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of March 31, 2022 and December 31, 2021, the fair values of such investments was $2.9 million and $2.8 million, respectively.
(4)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). At March 31, 2022 and December 31, 2021, the fair value of such investments was $2,084 million and $2,190 million, respectively.
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
(6)As of March 31, 2022, the net embedded derivative liability position of $633 million includes $63 million of embedded derivatives in an asset position and $696 million of embedded derivatives in a liability position. As of December 31, 2021, the net embedded derivative liability position of $822 million includes $62 million of embedded derivatives in an asset position and $884 million of embedded derivatives in a liability position.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	March 31, 2022
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$20,823	Discounted cash flow	Discount rate	3.06%	3.28%	3.17%	Decrease
		Liquidation	Liquidation value	62.58%	62.58%	62.58%	Increase
Reinsurance recoverables	$633,060	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(3)	$633,060	Discounted cash flow	Lapse rate(5)	1%	20%		Decrease
			Spread over LIBOR(6)	0.20%	1.52%		Decrease
			Utilization rate(7)	39%	96%		Increase
			Withdrawal rate	See table footnote (8) below.
			Mortality rate (9)	0%	15%		Decrease
			Equity volatility curve	18%	26%		Increase
Policyholders' account balances(4)	$130,930	Discounted cash flow	Lapse rate(5)	1%	6%		Decrease
			Spread over LIBOR(6)	0.20%	1.52%		Decrease
			Mortality rate (9)	0%	23%		Decrease
			Equity volatility curve	14%	29%		Increase

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2021
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$24,319	Discounted cash flow	Discount rate	2.41%	3.99%	2.62%	Decrease
		Liquidation	Liquidation value	62.58%	62.58%	62.58%	Increase
Reinsurance recoverables	$821,596	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(3)	$821,596	Discounted cash flow	Lapse rate(5)	1%	20%		Decrease
			Spread over LIBOR(6)	0.03%	1.13%		Decrease
			Utilization rate(7)	39%	96%		Increase
			Withdrawal rate	See table footnote(8) below.
			Mortality rate(9)	0%	15%		Decrease
			Equity volatility curve	16%	25%		Increase
Policyholders' account balances(4)	$153,127	Discounted cash flow	Lapse rate(5)	1%	6%		Decrease
			Spread over LIBOR(6)	0.03%	1.13%		Decrease
			Mortality rate (9)	0%	23%		Decrease
			Equity volatility curve	12%	27%		Increase

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
(8)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of March 31, 2022 and December 31, 2021, the minimum withdrawal rate assumption is 76% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2022
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$24,319	$(2,864)	$0	$0	$0	$(632)	$0	$0	$0	$20,823	$(2,821)
Structured securities(4)	27,274	(2,795)	0	0	0	(82)	0	0	0	24,397	(2,796)
Other assets:
Equity securities	5,812	(514)	0	0	0	0	0	0	0	5,298	(514)
Reinsurance recoverables	821,596	(214,894)	26,358	0	0	0	0	0	0	633,060	(207,732)
Liabilities:
Future policy benefits	(821,596)	214,894	0	0	(26,358)	0	0	0	0	(633,060)	207,732
Policyholders' account balances(5)	(153,127)	19,553	0	0	0	2,644	0	0	0	(130,930)	21,607

	Three Months Ended March 31, 2022
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$0	$0	$(5,661)	$2	$0	$0	$(5,617)
Other assets:
Equity securities	0	(514)	0	0	0	(514)	0
Reinsurance recoverables	(214,894)	0	0	0	(207,732)	0	0
Liabilities:
Future policy benefits	214,894	0	0	0	207,732	0	0
Policyholders' account balances	19,553	0	0	0	21,607	0	0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$24,045	$(1,714)	$0	$0	$0	$0	$0	$0	$0	$22,331	$(1,713)
Structured securities	0	0	0	0	0	0	0	0	0	0	0
Other assets:
Equity securities	6,095	(238)	0	0	0	0	0	0	0	5,857	(238)
Reinsurance recoverables	1,195,469	(562,720)	27,784	0	0	0	0	0	0	660,533	(551,773)
Liabilities:
Future policy benefits	(1,195,469)	562,720	0	0	(27,784)	0	0	0	0	(660,533)	551,773
Policyholders' account balances(5)	(153,937)	14,042	0	0	0	3,122	0	0	0	(136,773)	16,277

	Three Months Ended March 31, 2021
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$0	$0	$(1,714)	$0	$0	$0	$(1,713)
Other assets:
Equity securities	0	(238)	0	0	0	(238)	0
Reinsurance recoverables	(562,720)	0	0	0	(551,773)	0	0
Liabilities:
Future policy benefits	562,720	0	0	0	551,773	0	0
Policyholders' account balances	14,042	0	0	0	16,277	0	0

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
(4)Includes commercial mortgage-backed securities.
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

	March 31, 2022
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$111,974	$111,974	$111,787
Policy loans	0	0	211,894	211,894	211,894
Cash and cash equivalents	7,186	0	0	7,186	7,186
Accrued investment income	0	23,475	0	23,475	23,475
Reinsurance recoverables	0	0	27,530	27,530	28,317
Receivables from parent and affiliates	0	18,606	0	18,606	18,606
Other assets	0	3,708	0	3,708	3,708
Total assets	$7,186	$45,789	$351,398	$404,373	$404,973
Liabilities:
Policyholders’ account balances - investment contracts	$0	$199,185	$39,174	$238,359	$239,146
Payables to parent and affiliates	0	9	0	9	9
Other liabilities	0	56,254	0	56,254	56,254
Total liabilities	$0	$255,448	$39,174	$294,622	$295,409

	December 31, 2021
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$121,594	$121,594	$115,576
Policy loans	0	0	210,730	210,730	210,730
Cash and cash equivalents	7,597	0	0	7,597	7,597
Accrued investment income	0	22,539	0	22,539	22,539
Reinsurance recoverables	0	0	29,931	29,931	28,883
Receivables from parent and affiliates	0	20,650	0	20,650	20,650
Other assets	0	3,013	0	3,013	3,013
Total assets	$7,597	$46,202	$362,255	$416,054	$408,988
Liabilities:
Policyholders’ account balances - investment contracts	$0	$201,955	$41,939	$243,894	$242,846
Payables to parent and affiliates	0	2,432	0	2,432	2,432
Other liabilities	0	49,130	0	49,130	49,130
Total liabilities	$0	$253,517	$41,939	$295,456	$294,408

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

Reinsurance amounts included in the Company’s Unaudited Interim Statements of Financial Position as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
Reinsurance recoverables	$3,399,644	$3,601,212
Policy loans	(22,227)	(22,028)
Deferred policy acquisition costs	(652,000)	(634,661)
Deferred sales inducements	(34,616)	(37,905)
Other assets	11,722	12,941
Other liabilities	116,726	140,248

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Reinsurance recoverables by counterparty are broken out below:

	March 31, 2022	December 31, 2021
	(in thousands)
Prudential Insurance	$1,135,742	$1,344,251
PAR U	1,233,956	1,213,038
PARCC	401,989	415,266
PAR Term	250,132	248,387
Term Re	263,675	256,283
DART	78,949	77,995
Pruco Life	31,170	40,804
Unaffiliated	4,031	5,188
Total reinsurance recoverables	$3,399,644	$3,601,212

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Reinsurance amounts, included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, were as follows:

	Three months ended March 31,
	2022	2021
	(in thousands)
Premiums:
Direct	$63,437	$64,350
Ceded	(53,242)	(56,791)
Net premiums	10,195	7,559
Policy charges and fee income:
Direct	100,498	107,538
Ceded(1)	(84,777)	(79,220)
Net policy charges and fee income	15,721	28,318
Net investment income:
Direct	24,563	23,753
Ceded	(194)	(208)
Net investment income	24,369	23,545
Asset administration fees:
Direct	10,502	10,806
Ceded	(8,242)	(8,780)
Net asset administration fees	2,260	2,026
Realized investment gains (losses), net:
Direct	230,121	577,847
Ceded	(214,093)	(562,015)
Realized investment gains (losses), net	16,028	15,832
Policyholders’ benefits (including change in reserves):
Direct	100,495	110,163
Ceded(2)	(86,921)	(91,328)
Net policyholders’ benefits (including change in reserves)	13,574	18,835
Interest credited to policyholders’ account balances:
Direct	24,446	21,312
Ceded	(13,252)	(10,601)
Net interest credited to policyholders’ account balances	11,194	10,711
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(45,246)	(36,429)
(1)Includes $(1) million and $0.0 million of unaffiliated activity for the three months ended March 31, 2022 and 2021, respectively.
(2)Includes $(0.1) million and $(1) million of unaffiliated activity for the three months ended March 31, 2022 and 2021, respectively.

The gross and net amounts of life insurance face amount in force as of March 31, 2022 and 2021 were as follows:

	2022	2021
	(in thousands)
Direct gross life insurance face amount in force	$155,729,264	$154,519,117
Reinsurance ceded	(141,264,004)	(139,942,682)
Net life insurance face amount in force	$14,465,260	$14,576,435

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

The Company's income tax provision amounted to an income tax expense of $1.9 million, or 7.83% of income (loss) from operations before income taxes in the first three months of 2022, compared to $2.1 million, or 8.09%, in the first three months of 2021. The Company’s current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

8.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Statements of Operations and Comprehensive Income (Loss). The balance of and changes in each component of AOCI as of and for the three months ended March 31, 2022 and 2021, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2021	$(988)	$131,641	$130,653
Change in OCI before reclassifications	(67)	(167,650)	(167,717)
Amounts reclassified from AOCI	0	1,289	1,289
Income tax benefit (expense)	15	34,934	34,949
Balance, March 31, 2022	$(1,040)	$214	$(826)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2020	$(783)	$186,190	$185,407
Change in OCI before reclassifications	(108)	(113,151)	(113,259)
Amounts reclassified from AOCI	0	(410)	(410)
Income tax benefit (expense)	23	23,848	23,871
Balance, March 31, 2021	$(868)	$96,477	$95,609

(1)Includes cash flow hedges of $7 million and $5 million as of March 31, 2022 and December 31, 2021, respectively, and $(1) million and $(3) million as of March 31, 2021 and December 31, 2020, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/ Interest rate(3)	$670	$552
Net unrealized investment gains (losses) on available-for-sale securities	(1,959)	(142)
Total net unrealized investment gains (losses)(4)	(1,289)	410
Total reclassifications for the period	$(1,289)	$410

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

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on available-for-sale fixed maturity securities and certain other invested assets and other assets are included in the Company’s Unaudited Interim Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from OCI those items that are included as part of “Net income” for a period that had been part of OCI in earlier periods. There are no amounts related to net unrealized investment gains (losses) on available-for-sale fixed maturity securities on which an allowance for credit losses has been recognized as of March 31, 2022. The amounts for the periods indicated below represent all other net unrealized investment gains (losses):

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	DAC and Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(3)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)

Balance, December 31, 2021	$180,806	$26,048	$(40,221)	$(34,992)	$131,641
Net investment gains (losses) on investments arising during the period	(183,447)	0	0	38,522	(144,925)
Reclassification adjustment for (gains) losses included in net income	1,289	0	0	(271)	1,018
Impact of net unrealized investment (gains) losses	0	(12,272)	28,069	(3,317)	12,480
Balance, March 31, 2022	$(1,352)	$13,776	$(12,152)	$(58)	$214

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.0 million for both the three months ended March 31, 2022 and 2021. The expense charged to the Company for the deferred compensation program was $0.3 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $0.3 million for both the three months ended March 31, 2022 and 2021.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.3 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $0.1 million for both the three months ended March 31, 2022 and 2021.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $12 million and $9 million for the three months ended March 31, 2022 and 2021, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $2 million for both the three months ended March 31, 2022 and 2021.

Corporate-Owned Life Insurance

The Company has sold three Corporate-Owned Life Insurance ("COLI") policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $3,303 million at March 31, 2022 and $3,465 million at December 31, 2021. Fees related to these COLI policies were $7 million for both the three months ended March 31, 2022 and 2021. The Company retains 10% of the mortality risk associated with these COLI policies up to $0.1 million per individual policy.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $0.7 million for both the three months ended March 31, 2022 and 2021. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $48 million as of both March 31, 2022 and December 31, 2021. "Net investment income" related to the ventures includes gains of $0.5 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $8 million and $9 million for the three months ended March 31, 2022 and 2021, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $2 million for both the three months ended March 31, 2022 and 2021. These revenues are recorded as “Asset administration fees” in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at March 31, 2022 and December 31, 2021 were as follows:

	Maturity Date	Interest Rates			March 31, 2022	December 31, 2021
					(in thousands)
U.S. dollar fixed rate notes	2027	0.00%	-	14.85%	$734	$788
Total long-term notes receivable - affiliated(1)					$734	$788

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

There was no accrued interest receivable related to these loans as of March 31, 2022 and December 31, 2021, respectively. Revenues related to these loans were $0.0 million for both the three months ended March 31, 2022 and 2021, and are included in “Other income (loss)”.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the three months ended March 31, 2022 and for the year ended December 31, 2021.

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

Debt Agreements

The Company is authorized to borrow funds up to $200 million from affiliates to meet its capital and other funding needs. As of March 31, 2022 and December 31, 2021, there was no debt outstanding.

The total interest expense to the Company related to loans payable to affiliates was $0.0 million for both the three months ended March 31, 2022 and 2021.

Contributed Capital and Dividends

The Company received capital contributions of $102 million from Pruco Life through March 2022. In March 2021 and December 2021, the Company received a capital contribution from Pruco Life in the amount of $1 million and $100 million, respectively.

Through March 2022 and December 2021, the Company did not pay any dividends to Pruco Life.

Reinsurance with Affiliates

As discussed in Note 6, the Company participates in reinsurance transactions with certain affiliates.

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans. As of March 31, 2022 and December 31, 2021, the outstanding balance on these commitments were $1 million and $1 million respectively. These amounts do not include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was no allowance for credit losses as of either March 31, 2022 or December 31, 2021. For the three months ended March 31, 2022, and 2021, there was no change in allowance for credit losses. The Company has made commitments to purchase or fund investments, mostly private fixed maturities. As of March 31, 2022 and December 31, 2021, $57 million and $61 million, respectively, of these commitments were outstanding. The amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for both the three months ended March 31, 2022 or 2021.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of March 31, 2022, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $10 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

The following discussion of litigation and regulatory matters provides an update of those matters discussed in Note 14 to the Company's Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, and should be read in conjunction with the complete descriptions provided in the Form 10-K.

There are no material developments in previously reported matters disclosed as of December 31, 2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of March 31, 2022, compared with December 31, 2021, and its results of operations for the three months ended March 31, 2022 and 2021. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as well as the statements under “Forward-Looking Statements”, and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Annually during the second quarter of each year, we perform a comprehensive review of actuarial assumptions. As part of this review, we may update these assumptions and make refinements to our models based upon emerging experience, future expectations and other data, including any observable market data. For additional information, see “Accounting Policies & Pronouncements—Application of Critical Accounting Estimates” below as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

COVID-19
Since the first quarter of 2020, the COVID-19 pandemic has caused extreme stress and disruption in the global economy and financial markets and elevated mortality and morbidity for the global population. The COVID-19 pandemic impacted our results of operations in the current period and is expected to impact our results of operations in future periods. The Company has taken several measures to manage the impacts of this crisis. The actual and expected impacts of these events and other items are included in the following update:
•Outlook. We expect COVID-19 to continue to contribute in the near term to elevated levels of mortality, resulting in increased life insurance claims.

•Results of Operations. See “Results of Operations” for a discussion of results for the first quarter of 2022.

•Risk Factors. The COVID-19 pandemic has adversely impacted our results of operations, financial position, investment portfolio, new business opportunities and operations, and these impacts are expected to continue. For additional information on the risks to our business posed by the COVID-19 pandemic, see “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

•Business Continuity. Throughout the COVID-19 pandemic, we have been executing Prudential Financial Inc.'s ("Prudential Financial") and our business continuity protocols to ensure employees are safe and able to serve our customers. This included effectively transitioning the vast majority of employees to remote work arrangements. In March 2022, Prudential Financial's offices were reopened to employees and we expect that most of the workforce will adopt a hybrid arrangement for the foreseeable future.

We believe we can sustain long-term hybrid or fully remote work arrangements while ensuring that critical business operations are sustained. In addition, we are managing COVID-19 related impacts on third-party provided services, and do not anticipate significant interruption in critical operations.

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

For more information on interest rate risks, see “Risk Factors—Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, other costs and liabilities for future policy benefits for certain of our products, primarily our domestic variable annuity and variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of March 31, 2022, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 0.9% near-term mean reversion equity expected rate of return.

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

In accordance with our established practice, we will update actuarial assumptions during the second quarter of 2022. We have a comprehensive process that will include, among other things, the review of long-term interest rates, inflation, COVID-19 mortality experience, and industry studies, including evaluating industry data as to its applicability to the Company’s experience. We have recently obtained industry data that reflects experience that is more adverse than the assumptions we currently use in our individual life business. We are evaluating the applicability of this information to our block of business and the extent to which it would cause an increase in reserves and corresponding decline in earnings within our individual life business. The overall process to update assumptions is ongoing and the outcome across our businesses is uncertain.

For further discussion of impacts that could result from changes in certain key assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Application of Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes in Financial Position

Total assets decreased $1.6 billion from $24.5 billion at December 31, 2021 to $22.9 billion at March 31, 2022. Significant components were:
•Separate account assets decreased $1.3 billion primarily driven by unfavorable equity market performance and net outflows; and
•Reinsurance recoverables decreased $0.2 billion primarily related to the variable annuity reinsured living benefit liabilities resulting from a decrease in future expected benefit payments from rising interest rates.
Total liabilities decreased $1.6 billion from $23.5 billion at December 31, 2021 to $21.9 billion at March 31, 2022. Significant components were:
•Separate account liabilities decreased $1.3 billion, corresponding to the decrease in Separate account assets, as discussed above; and
•Future policy benefits decreased $0.3 billion primarily driven by a decrease in reserves related to our variable annuity living benefit liabilities, as discussed above.
Total equity decreased $8 million from $971 million at December 31, 2021 to $963 million at March 31, 2022 primarily driven by unrealized losses on fixed maturity investments driven by rising interest rates reflected in Accumulated other comprehensive income (loss), partially offset by $101 million in capital contributions and net income of $22 million.

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Income (loss) from operations before income taxes decreased $2 million from income of $26 million for the three months ended March 31, 2021 to income of $24 million for the three months ended March 31, 2022.
•Lower Policy charges and fee income driven by an increase in unearned revenue reserve capitalization due to growth from retained business;
partially offset by
•Higher Premiums from growth in term policies retained by the Company.

Revenues, Benefits and Expenses

Three Months Comparison

Revenues decreased $9 million from $77 million for the three months ended March 31, 2021 to $68 million for the three months ended March 31, 2022 primarily driven by:
•Lower Policy charges and fee income driven by an increase in unearned revenue reserve capitalization due to growth from retained business and a change in presentation of ceded yearly renewable term ("YRT") premiums, offset in benefits and expenses below;
partially offset by
•Higher Premiums from growth in term policies retained by the Company.
Benefits and expenses decreased $7 million from $51 million for the three months ended March 31, 2021 to $44 million for the three months ended March 31, 2022.
•Lower Policyholders' benefits due to a change in presentation of ceded YRT premiums, offsetting the impacts mentioned above to Revenues.
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

Asset Liability Management Strategy (including fixed income instruments and derivatives):
We employ an ALM strategy that utilizes a combination of both traditional fixed income instruments and derivatives to meet expected liabilities associated with our variable annuity living benefit guarantees. The economic liability we manage with this ALM strategy consists of expected living benefit claims under less severe market conditions, which are managed using fixed income instruments, derivatives, or a combination thereof, and potential living benefit claims resulting from more severe market conditions, which are hedged using derivative instruments. For our Prudential Defined Income variable annuity, we utilize fixed income instruments to meet expected liabilities. For the portion of our ALM strategy executed with derivatives, we enter into a range of exchange-traded and over-the-counter equity, interest rate and credit derivatives, including, but not limited to: equity and treasury futures; total return, credit default and interest rate swaps; and options including equity options, swaptions, and floors and caps. The intent of this strategy is to more efficiently manage the capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to movements in capital markets. To achieve this, we periodically review and recalibrate the ALM strategy by optimizing the mix of derivatives and fixed income instruments to achieve expected outcomes.
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
Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include requirements (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, credit exposure reporting and credit concentration. For information on these regulatory initiatives and their potential impact on us, see “Business—Regulation" and “Risk Factors” included in our Annual Report of Form 10-K for the year ended December 31, 2021.
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

Captive Reinsurance Companies:
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Capital-Affiliated Captive Reinsurance Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of our use of captive reinsurance companies.
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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, and fixed maturities that are not designated as held-to-maturity and public equity securities. As of March 31, 2022 and December 31, 2021, the Company had liquid assets of $2,053 million and $2,124 million, respectively. The portion of liquid assets comprised cash and cash equivalents was $229 million and $146 million as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, $1,721.6 million, or 97%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.

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

As of March 31, 2022, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $14,600 million of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $12,821 million of surplus notes was outstanding, compared to an aggregate issuance capacity of $14,600 million, of which $12,721 million was outstanding as of December 31, 2021. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Financing Activities” in the Annual Report on Form 10-K for the year ended December 31, 2021.

As of March 31, 2022, our affiliated captive reinsurance companies had outstanding an aggregate of $3,025 million of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $1,125 million relates to Regulation XXX reserves and approximately $1,900 million relates to Guideline AXXX reserves. In addition, as of March 31, 2022, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $3,982 million of surplus notes outstanding that were issued to affiliates.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of March 31, 2022, there have been no material changes in our economic exposure to market risk from December 31, 2021, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2021, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of March 31, 2022. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 15d-15(f), occurred during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the Unaudited Interim Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our business presented by such matters, which is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

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

Pruco Life Insurance Company of New Jersey

By:	/s/ Robert E. Boyle
Name:	Robert E. Boyle
Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)
Date: May 13, 2022