Form 10-Q
period 2022-09-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2022-11-10
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of November 10, 2022, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding. As of such date, Pruco Life Insurance Company, an Arizona corporation, owned all of the registrant’s Common Stock.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Financial Position
September 30, 2022 and December 31, 2021 (in thousands, except share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Fixed maturities available for sale, at fair value (allowance for credit losses: 2022-$506; 2021-$1,558) (amortized cost: 2022-$1,932,900; 2021-$1,762,211)	$1,607,879	$1,935,598
Fixed maturities, trading, at fair value (amortized cost: 2022-$28,025; 2021-$36,863)	22,887	36,456
Equity securities, at fair value (cost: 2022-$4,640; 2021-$4,660)	4,602	5,937
Policy loans	212,059	210,730
Short-term investments	0	9,997
Commercial mortgage and other loans (net of $276 and $246 allowance for credit losses at September 30, 2022 and December 31, 2021, respectively)	100,040	115,576
Other invested assets (includes $9,539 and $10,027 of assets measured at fair value at September 30, 2022 and December 31, 2021, respectively)	131,690	124,327
Total investments	2,079,157	2,438,621
Cash and cash equivalents	248,636	136,316
Deferred policy acquisition costs	359,985	290,299
Accrued investment income	25,574	22,539
Reinsurance recoverables	3,236,519	3,601,212
Receivables from parent and affiliates	8,753	21,438
Income tax assets	76,203	5,842
Other assets	15,879	17,581
Separate account assets	13,449,472	17,922,367
TOTAL ASSETS	$19,500,178	$24,456,215
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$2,747,985	$2,608,640
Future policy benefits	2,293,431	2,757,941
Payables to parent and affiliates	1,649	2,432
Other liabilities	130,772	194,123
Separate account liabilities	13,449,472	17,922,367
Total liabilities	18,623,309	23,485,503
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
EQUITY
Common stock ($5 par value; 400,000 shares authorized, issued and outstanding)	2,000	2,000
Additional paid-in capital	650,412	450,102
Retained earnings	442,480	387,957
Accumulated other comprehensive income (loss)	(218,023)	130,653
Total equity	876,869	970,712
TOTAL LIABILITIES AND EQUITY	$19,500,178	$24,456,215

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2022 and 2021 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES
Premiums	$8,224	$7,260	$27,054	$21,905
Policy charges and fee income	18,903	14,163	66,818	65,405
Net investment income	23,450	26,944	72,683	75,387
Asset administration fees	2,079	2,327	6,449	6,493
Other income (loss)	266	35	(3,876)	457
Realized investment gains (losses), net	1,212	5,355	22,850	4,743
TOTAL REVENUES	54,134	56,084	191,978	174,390
BENEFITS AND EXPENSES
Policyholders’ benefits	12,728	1,975	38,789	32,099
Interest credited to policyholders’ account balances	11,779	11,618	34,914	31,627
Amortization of deferred policy acquisition costs	782	5,291	20,889	16,565
General, administrative and other expenses	19,601	12,445	42,267	37,053
TOTAL BENEFITS AND EXPENSES	44,890	31,329	136,859	117,344
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	9,244	24,755	55,119	57,046
Income tax expense (benefit)	3,086	1,600	596	3,889
NET INCOME (LOSS)	$6,158	$23,155	$54,523	$53,157
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(328)	(110)	(745)	(190)
Net unrealized investment gains (losses)	(114,154)	(18,302)	(440,618)	(69,826)
Total	(114,482)	(18,412)	(441,363)	(70,016)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(24,042)	(3,868)	(92,687)	(14,704)
Other comprehensive income (loss), net of taxes	(90,440)	(14,544)	(348,676)	(55,312)
Comprehensive income (loss)	$(84,282)	$8,611	$(294,153)	$(2,155)

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Equity
Three and Nine Months Ended September 30, 2022 and 2021 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2021	$2,000	$450,102	$387,957	$130,653	$970,712
Contributed capital		101,700			101,700
Comprehensive income (loss):
Net income (loss)			21,862		21,862
Other comprehensive income (loss), net of tax				(131,479)	(131,479)
Total comprehensive income (loss)					(109,617)
Balance, March 31, 2022	$2,000	$551,802	$409,819	$(826)	$962,795
Contributed capital		0			0
Comprehensive income (loss):
Net income (loss)			26,503		26,503
Other comprehensive income (loss), net of tax				(126,757)	(126,757)
Total comprehensive income (loss)					(100,254)
Balance, June 30, 2022	$2,000	$551,802	$436,322	$(127,583)	$862,541
Contributed capital		100,000			100,000
Contributed (distributed) capital-parent/child asset transfers		(1,390)			(1,390)
Comprehensive income (loss):
Net income (loss)			6,158		6,158
Other comprehensive income (loss), net of taxes				(90,440)	(90,440)
Total comprehensive income (loss)					(84,282)
Balance, September 30, 2022	$2,000	$650,412	$442,480	$(218,023)	$876,869

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2020	$2,000	$348,735	$328,450	$185,407	$864,592
Contributed capital		1,300			1,300
Comprehensive income (loss):
Net income (loss)			24,138		24,138
Other comprehensive income (loss), net of tax				(89,798)	(89,798)
Total comprehensive income (loss)					(65,660)
Balance, March 31, 2021	$2,000	$350,035	$352,588	$95,609	$800,232
Contributed capital		0			0
Comprehensive income (loss):
Net income (loss)			5,864		5,864
Other comprehensive income (loss), net of tax				49,030	49,030
Total comprehensive income (loss)					54,894
Balance, June 30, 2021	$2,000	$350,035	$358,452	$144,639	$855,126
Contributed capital		0			0
Contributed (distributed) capital-parent/child asset transfers		69			69
Comprehensive income (loss):
Net income (loss)			23,155		23,155
Other comprehensive income (loss), net of tax				(14,544)	(14,544)
Total comprehensive income (loss)					8,611
Balance, September 30, 2021	$2,000	$350,104	$381,607	$130,095	$863,806

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Cash Flows
Nine Months Ended September 30, 2022 and 2021 (in thousands)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$54,523	$53,157
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(16,977)	(16,027)
Interest credited to policyholders’ account balances	34,914	31,627
Realized investment (gains) losses, net	(22,850)	(4,743)
Amortization and other non-cash items	(9,502)	(31,316)
Change in:
Future policy benefits	176,360	241,108
Reinsurance recoverables	(212,894)	(162,104)
Accrued investment income	(3,035)	(1,508)
Net payables to/receivables from parent and affiliates	11,793	3,955
Deferred policy acquisition costs	(26,900)	(46,701)
Income taxes	22,695	(5,607)
Derivatives, net	4,124	17,619
Other, net	6,055	12,583
Cash flows from (used in) operating activities	18,306	92,043
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	75,157	81,318
Fixed maturities, trading	6,336	114
Equity securities	17	0
Policy loans	21,648	20,103
Ceded policy loans	(1,399)	(1,356)
Short-term investments	9,997	0
Commercial mortgage and other loans	17,578	8,978
Other invested assets	3,424	4,598
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(247,523)	(186,538)
Fixed maturities, trading	0	(19,724)
Policy loans	(16,823)	(12,739)
Ceded policy loans	1,627	1,377
Commercial mortgage and other loans	(3,231)	(2,437)
Other invested assets	(11,464)	(14,864)
Notes receivable from parent and affiliates, net	(27)	(25)
Derivatives, net	2,552	753
Other, net	4,053	(544)
Cash flows from (used in) investing activities	(138,078)	(120,986)

CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	381,718	423,805
Ceded policyholders’ account deposits	(239,619)	(247,735)
Policyholders’ account withdrawals	(294,902)	(397,221)
Ceded policyholders’ account withdrawals	184,201	188,008
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	0	(2,725)
Contributed capital	200,400	0
Contributed (distributed) capital - parent/child asset transfers	(1,759)	88
Drafts outstanding	1,559	3,655
Other, net	494	12,736
Cash flows from (used in) financing activities	232,092	(19,389)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	112,320	(48,332)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	136,316	68,527
CASH AND CASH EQUIVALENTS, END OF PERIOD	$248,636	$20,195
Significant Non-Cash Transactions

There were no significant non-cash transactions for the nine months ended September 30, 2022 and 2021.

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

COVID-19

Since the first quarter of 2020, the novel coronavirus (“COVID-19”) has resulted in extreme stress and disruption in the global economy and financial markets. The pandemic has adversely impacted, and may continue to adversely impact, the Company's results of operations, financial condition and cash flows. Due to the highly uncertain nature of these conditions, it is not possible to estimate the ultimate impacts at this time. The risks have manifested, and may continue to manifest, in the Company's financial statements in the areas of, among others, (i) insurance liabilities and related balances: potential changes to assumptions regarding investment returns, mortality and policyholder behavior which are reflected in our insurance liabilities and certain related balances (e.g., DAC, etc.) and; (ii) investments: increased risk of loss on our investments due to default or deterioration in credit quality or value. The Company cannot predict what impact the COVID-19 pandemic will ultimately have on its businesses.

Out of Period Adjustment

During the three months ended June 30, 2022, the Company recorded out of period adjustments resulting in an aggregate net charge of $2 million to “Income (loss) from operations before income taxes”. These adjustments related to reserves for certain universal and variable life products and certain portions of reinsurance activity.

During the three months ended September 30, 2022, the Company recorded out of period adjustments resulting in an aggregate net charge of $6 million to “Income (loss) from operations before income taxes”. These adjustments primarily relate to a portion of the ceding and expense allowance incorrectly recorded in the second quarter of 2022.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

The aggregate impact of out of period adjustments recorded in the first nine months of 2022 was a net charge of $3 million to "Income (loss) from operations before income taxes".

Management has evaluated the impact of all out of period adjustments, both individually and in the aggregate, and concluded that they are not material to any current or previously reported quarterly or annual financial statements.

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of September 30, 2022, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASU issued but not yet adopted as of September 30, 2022 — ASU 2018-12

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

ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. The Company expects the standard to have a significant financial impact on the Financial Statements and will significantly increase disclosures. As of the January 1, 2021 transition date, the Company estimates that the implementation of the standard will result in approximately a $150 million decrease to $50 million increase to “Total equity”, largely from remeasuring in force contract liabilities using upper-medium grade fixed income instrument yields as of the transition date and from other changes in reserves. In addition to the impacts to the balance sheet, the Company also expects an impact to the pattern of earnings emergence following the transition date.
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

Discount rate assumption used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products	Requires discount rate assumptions to be based on an upper-medium grade fixed income instrument yield, which will be updated each quarter with the impact recorded through OCI. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the discount rate assumptions.	As noted above, an entity may choose either a modified retrospective transition method or full retrospective transition method for the liability for future policy benefits. Under either method, for balance sheet remeasurement purposes, the liability for future policy benefits will be remeasured using current discount rates as of either the beginning of the prior year (if early adoption is elected) or the beginning of the earliest period presented with the impact recorded as a cumulative effect adjustment to AOCI.	As noted above, the Company will adopt the guidance for the liability for future policy benefits effective January 1, 2023 using the modified retrospective transition method. The Company expects an impact to AOCI as a result of remeasuring in force contract liabilities using upper-medium grade fixed income instrument yields as of the adoption date. The adjustment will largely reflect the difference between discount rates locked-in at contract inception versus discount rates as of the adoption date. The magnitude of such adjustment is currently being assessed.
Amortization of DAC and other balances	Requires DAC and other balances, such as unearned revenue reserves and deferred sales inducements, to be amortized on a constant level basis over the expected term of the related contract, independent of expected profitability.	An entity may apply one of two adoption methods: (1) a modified retrospective transition method whereby the entity may choose to apply the amendments to contracts in force as of the beginning of the prior year (if early adoption is elected) or as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI or (2) if an entity chooses a full retrospective transition method for its liability for future policy benefits, as described above, it is required to also use a full retrospective transition method for DAC and other balances.	The Company will adopt this guidance effective January 1, 2023 using the modified retrospective transition method. Under the modified retrospective transition method, the Company does not expect a significant impact to the balance sheet, other than the impact of the removal of any related amounts in AOCI.
Market Risk Benefits ("MRB")	Requires an entity to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value, and record MRB assets and liabilities separately on the Statements of Financial Position. Changes in fair value of market risk benefits are recorded in net income, except for the portion of the change in MRB liabilities attributable to changes in an entity’s non-performance risk ("NPR"), which is recognized in OCI.	An entity shall adopt the guidance for market risk benefits using the retrospective transition method which includes a cumulative-effect adjustment on the balance sheet as of either the beginning of prior year (if early adoption is elected) or the beginning of the earliest period presented. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the balance of the market risk benefits upon adoption.
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Other ASU issued but not yet adopted as of September 30, 2022

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosure	This ASU eliminates the accounting guidance for Troubled Debt Restructurings (“TDR”) for creditors and adds enhanced disclosure requirements for certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty. Following adoption of the ASU, all loan refinancings and restructurings are subject to the modification guidance in ASC 310-20. This ASU also amends the guidance on the vintage disclosures to require disclosure of current-period gross write-offs by year of origination.
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$12,526	$18	$283	$0	$12,261
Obligations of U.S. states and their political subdivisions	165,214	292	12,298	0	153,208
Foreign government bonds	87,901	0	20,465	0	67,436
U.S. public corporate securities	1,064,878	1,235	206,292	0	859,821
U.S. private corporate securities	182,128	64	16,095	503	165,594
Foreign public corporate securities	136,506	14	31,712	0	104,808
Foreign private corporate securities	127,343	0	30,105	0	97,238
Asset-backed securities(1)	18,632	298	340	0	18,590
Commercial mortgage-backed securities	125,344	0	8,527	0	116,817
Residential mortgage-backed securities(2)	12,428	91	410	3	12,106
Total fixed maturities, available-for-sale	$1,932,900	$2,012	$326,527	$506	$1,607,879

(1)Includes credit-tranched securities collateralized by education loans and loan obligations.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$12,832	$673	$0	$0	$13,505
Obligations of U.S. states and their political subdivisions	161,812	17,198	0	0	179,010
Foreign government bonds	93,062	8,731	1,002	0	100,791
U.S. public corporate securities	908,129	117,450	2,994	0	1,022,585
U.S. private corporate securities	190,157	13,128	52	1,558	201,675
Foreign public corporate securities	105,346	8,481	644	0	113,183
Foreign private corporate securities	138,753	6,620	2,015	0	143,358
Asset-backed securities(1)	16,685	596	4	0	17,277
Commercial mortgage-backed securities	132,961	8,401	7	0	141,355
Residential mortgage-backed securities(2)	2,474	385	0	0	2,859
Total fixed maturities, available-for-sale	$1,762,211	$181,663	$6,718	$1,558	$1,935,598

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2022
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,428	$283	$0	$0	$2,428	$283
Obligations of U.S. states and their political subdivisions	126,641	12,298	0	0	126,641	12,298
Foreign government bonds	54,484	13,250	12,952	7,215	67,436	20,465
U.S. public corporate securities	794,924	183,510	39,760	22,782	834,684	206,292
U.S. private corporate securities	157,197	15,583	2,705	512	159,902	16,095
Foreign public corporate securities	96,247	27,379	8,168	4,333	104,415	31,712
Foreign private corporate securities	76,363	22,373	20,874	7,732	97,237	30,105
Asset-backed securities	7,503	294	1,328	46	8,831	340
Commercial mortgage-backed securities	113,764	8,518	3,053	9	116,817	8,527
Residential mortgage-backed securities	10,493	410	0	0	10,493	410
Total fixed maturities, available-for-sale	$1,440,044	$283,898	$88,840	$42,629	$1,528,884	$326,527

	December 31, 2021
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government bonds	$17,306	$928	$2,072	$74	$19,378	$1,002
U.S. public corporate securities	72,360	1,255	42,496	1,739	114,856	2,994
U.S. private corporate securities	2,349	27	979	25	3,328	52
Foreign public corporate securities	9,439	192	6,726	452	16,165	644
Foreign private corporate securities	18,912	596	11,402	1,419	30,314	2,015
Asset-backed securities	3,426	4	0	0	3,426	4
Commercial mortgage-backed securities	3,083	7	0	0	3,083	7
Total fixed maturities, available-for-sale	$126,875	$3,009	$63,675	$3,709	$190,550	$6,718

As of September 30, 2022 and December 31, 2021, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $319.7 million and $5.3 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $6.8 million and $1.4 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of September 30, 2022, the $42.6 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the consumer non-cyclical, finance and utility sectors. As of December 31, 2021, the $3.7 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the consumer non-cyclical, finance and utility sectors.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
In accordance with its policy described in Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at September 30, 2022. This conclusion was based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of September 30, 2022, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	September 30, 2022
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$53,999	$51,440
Due after one year through five years	232,286	213,030
Due after five years through ten years	88,365	71,783
Due after ten years	1,401,846	1,124,113
Asset-backed securities	18,632	18,590
Commercial mortgage-backed securities	125,344	116,817
Residential mortgage-backed securities	12,428	12,106
Total fixed maturities, available-for-sale	$1,932,900	$1,607,879

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$4,741	$29,890	$33,745	$42,325
Proceeds from maturities/prepayments	11,264	6,627	41,384	37,493
Gross investment gains from sales and maturities	(1,053)	742	(983)	799
Gross investment losses from sales and maturities	0	(151)	(2,972)	(777)
(Addition to) release of allowance for credit losses	385	(1,558)	1,052	(1,558)
(1) Excludes activity from non-cash related proceeds due to the timing of trade settlements of $0.0 million and $1.5 million for the nine months ended September 30, 2022 and 2021, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the dates indicated:

	Three Months Ended September 30, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$891	$0	$0	$0	$891
Additions (reductions) on securities with previous allowance	0	0	(388)	0	0	0	(388)
Additions to allowance for credit losses not previously recorded	0	0	0	0	0	3	3
Balance, end of period	$0	$0	$503	$0	$0	$3	$506

	Three Months Ended September 30, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$0	$0	$0	$0	$0
Additions (reductions) on securities with previous allowance	0	0	1,558	0	0	0	1,558
Balance, end of period	$0	$0	$1,558	$0	$0	$0	$1,558

	Nine Months Ended September 30, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$1,558	$0	$0	$0	$1,558
Additions (reductions) on securities with previous allowance	0	0	(1,055)	0	0	0	(1,055)
Additions to allowance for credit losses not previously recorded	0	0	0	0	0	3	3
Balance, end of period	$0	$0	$503	$0	$0	$3	$506

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$0	$0	$0	$0	$0
Additions (reductions) on securities with previous allowance	0	0	1,558	0	0	0	1,558
Balance, end of period	$0	$0	$1,558	$0	$0	$0	$1,558

See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information about the Company’s methodology for developing our allowance for credit losses.

For both the three and nine months ended September 30, 2022, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to improved cash flows in the transportation sector within corporate securities. For both the three and nine months ended September 30, 2021, the net increase in the allowance for credit losses for available-for-sale securities was primarily related to adverse projected cash flows on securities in the transportation sector within private corporate securities.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of both September 30, 2022 and December 31, 2021.

Fixed Maturities, Trading

The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $0.0 million and $(0.8) million during the three months ended September 30, 2022 and 2021, respectively, and $(4.7) million and $(1.5) million during the nine months ended September 30, 2022 and 2021, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss)”, was $(0.3) million and $0.0 million during the three months ended September 30, 2022 and 2021, respectively, and $(1.3) million and $(0.2) million during the nine months ended September 30, 2022 and 2021, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	September 30, 2022		December 31, 2021
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$37,622	37.6%	$42,188	36.4%
Hospitality	13,142	13.1	13,709	11.8
Industrial	17,066	17.0	17,356	15.0
Office	10,497	10.4	16,880	14.6
Other	7,614	7.6	7,927	6.8
Retail	12,202	12.1	15,511	13.4
Total commercial mortgage loans	98,143	97.8	113,571	98.0
Agricultural property loans	2,173	2.2	2,251	2.0
Total commercial mortgage and agricultural property loans	100,316	100.0%	115,822	100.0%
Allowance for credit losses	(276)		(246)
Total net commercial mortgage and other loans	$100,040		$115,576

As of September 30, 2022, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in New York (14%), Florida (12%), Texas (11%)) and included loans secured by properties in Europe (4%) and Mexico (4%).

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended September 30,
	2022			2021
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$289	$1	$290	$350	$0	$350
Addition to (release of) allowance for expected losses	(14)	0	(14)	(100)	0	(100)
Allowance, end of period	$275	$1	$276	$250	$0	$250

	Nine Months Ended September 30,
	2022			2021
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$246	$0	$246	$440	$0	$440
Addition to (release of) allowance for expected losses	29	1	30	(190)	0	(190)
Allowance, end of period	$275	$1	$276	$250	$0	$250

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional information about the Company's methodology for developing our allowance and expected losses.

For the three months ended September 30, 2022, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to a net positive migration. For the three months ended September 30, 2021, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to the improving credit environment.

For the nine months ended September 30, 2022, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to an increase in the general allowance due to declining market conditions, partially offset by net positive migration. For the nine months ended September 30, 2021, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to the improving credit environment.

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	September 30, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
	(in thousands)
Commercial Mortgage Loans
Loan-to-Value Ratio:
0%-59.99%	$0	$796	$0	$6,345	$1,399	$49,171	$57,711
60%-69.99%	0	1,615	2,198	22,325	0	4,117	30,255
70%-79.99%	0	347	0	3,855	0	5,975	10,177
80% or greater	0	0	0	0	0	0	0
Total	$0	$2,758	$2,198	$32,525	$1,399	$59,263	$98,143
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$0	$2,758	$2,198	$27,355	$1,399	$37,218	$70,928
1.0 - 1.2x	0	0	0	0	0	12,168	12,168
Less than 1.0x	0	0	0	5,170	0	9,877	15,047
Total	$0	$2,758	$2,198	$32,525	$1,399	$59,263	$98,143
Agricultural Property Loans
Loan-to-Value Ratio:
0%-59.99%	$0	$1,103	$0	$0	$0	$1,070	$2,173
60%-69.99%	0	0	0	0	0	0	0
70%-79.99%	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0
Total	$0	$1,103	$0	$0	$0	$1,070	$2,173
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$0	$1,103	$0	$0	$0	$1,070	$2,173
1.0 - 1.2x	0	0	0	0	0	0	0
Less than 1.0x	0	0	0	0	0	0	0
Total	$0	$1,103	$0	$0	$0	$1,070	$2,173

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	September 30, 2022
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$98,143	$0	$0	$0	$98,143	$0
Agricultural property loans	2,173	0	0	0	2,173	0
Total	$100,316	$0	$0	$0	$100,316	$0
(1)As of September 30, 2022, there were no loans in this category accruing interest.
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

For the three and nine months ended September 30, 2022, there were $0.0 million and $3.4 million commercial mortgage and other loans acquired, other than those through direct origination, and there were $0.0 million and $3.8 million commercial mortgage and other loans sold, respectively.

For the three and nine months ended September 30, 2021, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration, as of both September 30, 2022 and December 31, 2021.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	September 30, 2022	December 31, 2021
	(in thousands)
Company’s investment in separate accounts	$0	$4,053
LPs/LLCs:
Equity method:
Private equity	70,869	63,705
Hedge funds	41,177	38,216
Real estate-related	10,105	8,326
Subtotal equity method	122,151	110,247
Fair value:
Private equity	265	400
Hedge funds	60	66
Real estate-related	2,157	2,374
Subtotal fair value	2,482	2,840
Total LPs/LLCs	124,633	113,087
Derivative instruments	7,057	7,187
Total other invested assets	$131,690	$124,327

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	September 30, 2022	December 31, 2021
	(in thousands)
Fixed maturities	$19,221	$16,561
Equity securities	92	1
Commercial mortgage and other loans	257	301
Policy loans	5,701	5,670
Short-term investments and cash equivalents	303	6
Total accrued investment income	$25,574	$22,539

There were no write-downs on accrued investment income for both the three months and nine months ended September 30, 2022 and 2021.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Fixed maturities, available-for-sale	$18,145	$16,491	$54,152	$49,081
Fixed maturities, trading	245	209	784	546
Equity securities	91	91	273	273
Commercial mortgage and other loans	1,069	1,317	3,212	4,102
Policy loans	2,219	2,881	7,790	8,540
Other invested assets	1,902	7,182	8,364	16,098
Short-term investments and cash equivalents	796	8	1,148	40
Gross investment income	24,467	28,179	75,723	78,680
Less: investment expenses	(1,017)	(1,235)	(3,040)	(3,293)
Net investment income	$23,450	$26,944	$72,683	$75,387

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Fixed maturities(1)	$(668)	$(967)	$(2,903)	$(1,536)
Commercial mortgage and other loans	14	100	(21)	190
Other invested assets	0	1	(51)	172
Derivatives	1,872	6,221	25,860	5,925
Short term investments and cash equivalents	(6)	0	(35)	(8)
Realized investment gains (losses), net	$1,212	$5,355	$22,850	$4,743
(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	September 30, 2022	December 31, 2021
	(in thousands)
Fixed maturity securities, available-for-sale without an allowance	$(324,515)	$174,945
Derivatives designated as cash flow hedges(1)	22,787	5,407
Affiliated notes	57	194
Other investments	134	260
Net unrealized gains (losses) on investments	$(301,537)	$180,806
(1)For more information on cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both September 30, 2022 and December 31, 2021, the Company had no repurchase agreements.

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

	September 30, 2022			December 31, 2021
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$116,282	$22,771	$0	$124,950	$4,416	$(291)
Total Derivatives Designated as Hedge Accounting Instruments:	$116,282	$22,771	$0	$124,950	$4,416	$(291)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$30,200	$0	$(425)	$30,200	$2,757	$0
Credit
Credit Default Swaps	0	0	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	24,036	4,734	0	35,204	2,685	(637)
Foreign Currency
Foreign Currency Forwards	7,559	348	(45)	4,667	66	(9)
Equity
Equity Options	508,450	0	(20,326)	488,850	18,761	(20,561)
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	$570,245	$5,082	$(20,796)	$558,921	$24,269	$(21,207)
Total Derivatives(1)(2)	$686,527	$27,853	$(20,796)	$683,871	$28,685	$(21,498)
(1)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $446 million and $822 million as of September 30, 2022 and December 31, 2021, respectively included in “Future policy benefits” and $101 million and $153 million as of September 30, 2022 and December 31, 2021, respectively included in “Policyholders’ account balances". The fair value of the related reinsurance, included in "Reinsurance recoverables" or "Other liabilities" was an asset of $446 million and $822 million as of September 30, 2022 and December 31, 2021, respectively.
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

	September 30, 2022
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$27,853	$(20,796)	$7,057	$(7,057)	$0
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$27,853	$(20,796)	$7,057	$(7,057)	$0
Offsetting of Financial Liabilities:
Derivatives	$20,796	$(20,796)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$20,796	$(20,796)	$0	$0	$0

	December 31, 2021
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$28,685	$(21,498)	$7,187	$(7,187)	$0
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$28,685	$(21,498)	$7,187	$(7,187)	$0
Offsetting of Financial Liabilities:
Derivatives	$21,498	$(21,498)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$21,498	$(21,498)	$0	$0	$0
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

	Three Months Ended September 30, 2022
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$614	$475	$580	$7,594
Total cash flow hedges	614	475	580	7,594
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(859)	0	0	0
Currency	404	0	0	0
Currency/Interest Rate	785	0	(2)	0
Credit	0	0	0	0
Equity	(2,197)	0	0	0
Embedded Derivatives	3,125	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	1,258	0	(2)	0
Total	$1,872	$475	$578	$7,594

	Nine Months Ended September 30, 2022
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$737	$1,392	$1,625	$17,380
Total cash flow hedges	737	1,392	1,625	17,380
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(2,621)	0	0	0
Currency	892	0	0	0
Currency/Interest Rate	3,921	0	46	0
Credit	0	0	0	0
Equity	(13,763)	0	0	0
Embedded Derivatives	36,694	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	25,123	0	46	0
Total	$25,860	$1,392	$1,671	$17,380

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(44)	$378	$327	$3,563
Total cash flow hedges	(44)	378	327	3,563
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(49)	0	0	0
Currency	87	0	0	0
Currency/Interest Rate	1,880	0	7	0
Credit	0	0	0	0
Equity	43	0	0	0
Embedded Derivatives	4,304	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	6,265	0	7	0
Total	$6,221	$378	$334	$3,563

	Nine Months Ended September 30, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(6)	$1,154	$360	$7,252
Total cash flow hedges	(6)	1,154	360	7,252
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(560)	0	0	0
Currency	182	0	0	0
Currency/Interest Rate	2,519	0	1	0
Credit	(4)	0	0	0
Equity	4,492	0	0	0
Embedded Derivatives	(698)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	5,931	0	1	0
Total	$5,925	$1,154	$361	$7,252

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2021	$5,407
Amount recorded in AOCI
Currency/Interest Rate	21,134
Total amount recorded in AOCI	21,134
Amount reclassified from AOCI to income
Currency/Interest Rate	(3,754)
Total amount reclassified from AOCI to income	(3,754)
Balance, September 30, 2022	$22,787

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using September 30, 2022 values, it is estimated that a pre-tax gain of $1.9 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending September 30, 2023.

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
Credit Derivatives

The Company has no exposure from credit derivative positions where it has written or purchased credit protection as of September 30, 2022 and December 31, 2021.

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

	September 30, 2022
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$12,261	$0	$	$12,261
Obligations of U.S. states and their political subdivisions	0	153,208	0		153,208
Foreign government bonds	0	67,436	0		67,436
U.S. corporate public securities	0	859,821	0		859,821
U.S. corporate private securities	0	161,935	3,659		165,594
Foreign corporate public securities	0	104,808	0		104,808
Foreign corporate private securities	0	97,238	0		97,238
Asset-backed securities(2)	0	18,590	0		18,590
Commercial mortgage-backed securities	0	95,731	21,086		116,817
Residential mortgage-backed securities	0	12,106	0		12,106
Subtotal	0	1,583,134	24,745		1,607,879
Fixed maturities, trading	0	22,887	0		22,887
Equity securities	0	91	4,511		4,602
Short-term investments	0	0	0		0
Cash equivalents	0	242,478	0		242,478
Other invested assets(3)	0	27,853	0	(20,796)	7,057
Reinsurance recoverables	0	0	445,746		445,746
Receivables from parent and affiliates	0	679	0		679
Subtotal excluding separate account assets	0	1,877,122	475,002	(20,796)	2,331,328
Separate account assets(4)(5)	0	11,600,941	0		11,600,941
Total assets	$0	$13,478,063	$475,002	$(20,796)	$13,932,269
Future policy benefits(6)	$0	$0	$445,746	$	$445,746
Policyholders' account balances	0	0	100,752		100,752
Payables to parent and affiliates	0	20,796	0	(20,796)	0
Total liabilities	$0	$20,796	$546,498	$(20,796)	$546,498

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2021
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$13,505	$0	$	$13,505
Obligations of U.S. states and their political subdivisions	0	179,010	0		179,010
Foreign government bonds	0	100,791	0		100,791
U.S. corporate public securities	0	1,022,585	0		1,022,585
U.S. corporate private securities	0	199,070	2,605		201,675
Foreign corporate public securities	0	113,183	0		113,183
Foreign corporate private securities	0	121,644	21,714		143,358
Asset-backed securities(2)	0	17,277	0		17,277
Commercial mortgage-backed securities	0	114,081	27,274		141,355
Residential mortgage-backed securities	0	2,859	0		2,859
Subtotal	0	1,884,005	51,593		1,935,598
Fixed maturities, trading	0	36,456	0		36,456
Equity securities	0	125	5,812		5,937
Short-term investments	9,997	0	0		9,997
Cash equivalents	0	128,719	0		128,719
Other invested assets(3)	0	28,685	0	(21,498)	7,187
Reinsurance recoverables	0	0	821,596		821,596
Receivables from parent and affiliates	0	788	0		788
Subtotal excluding separate account assets	9,997	2,078,778	879,001	(21,498)	2,946,278
Separate account assets(4)(5)	0	15,731,959	0		15,731,959
Total assets	$9,997	$17,810,737	$879,001	$(21,498)	$18,678,237
Future policy benefits(6)	$0	$0	$821,596	$	$821,596
Policyholders' account balances	0	0	153,127		153,127
Payables to parent and affiliates	0	21,498	0	(21,498)	0
Total liabilities	$0	$21,498	$974,723	$(21,498)	$974,723
(1)“Netting” amounts represent cash collateral of $0 million as of both September 30, 2022 and December 31, 2021.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of September 30, 2022 and December 31, 2021, the fair values of such investments were $2.5 million and $2.8 million, respectively.
(4)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). At September 30, 2022 and December 31, 2021, the fair value of such investments was $1,849 million and $2,190 million, respectively.
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
(6)As of September 30, 2022, the net embedded derivative liability position of $446 million includes $74 million of embedded derivatives in an asset position and $520 million of embedded derivatives in a liability position. As of December 31, 2021, the net embedded derivative liability position of $822 million includes $62 million of embedded derivatives in an asset position and $884 million of embedded derivatives in a liability position.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	September 30, 2022
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$3,659	Discounted cash flow	Discount rate	10.50%	10.50%	10.50%	Decrease
Reinsurance recoverables	$445,746	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(3)	$445,746	Discounted cash flow	Lapse rate(5)	1%	20%		Decrease
			Spread over SOFR(6)	0.50%	2.35%		Decrease
			Utilization rate(7)	38%	95%		Increase
			Withdrawal rate	See table footnote (8) below.
			Mortality rate (9)	0%	15%		Decrease
			Equity volatility curve	18%	29%		Increase
Policyholders' account balances(4)	$100,752	Discounted cash flow	Lapse rate(5)	1%	6%		Decrease
			Spread over SOFR(6)	0.52%	1.48%		Decrease
			Mortality rate (9)	0%	23%		Decrease
			Equity volatility curve	22%	35%		Increase

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2021
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$24,319	Discounted cash flow	Discount rate	2.41%	3.99%	2.62%	Decrease
		Liquidation	Liquidation value	62.58%	62.58%	62.58%	Increase
Reinsurance recoverables	$821,596	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(3)	$821,596	Discounted cash flow	Lapse rate(5)	1%	20%		Decrease
			Spread over LIBOR(6)	0.03%	1.13%		Decrease
			Utilization rate(7)	39%	96%		Increase
			Withdrawal rate	See table footnote(8) below.
			Mortality rate(9)	0%	15%		Decrease
			Equity volatility curve	16%	25%		Increase
Policyholders' account balances(4)	$153,127	Discounted cash flow	Lapse rate(5)	1%	6%		Decrease
			Spread over LIBOR(6)	0.03%	1.13%		Decrease
			Mortality rate (9)	0%	23%		Decrease
			Equity volatility curve	12%	27%		Increase

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
(6)The spread over the Secured Overnight Financing Rate (“SOFR”) swap curve and the London Inter-Bank Offered Rate (“LIBOR”) swap curve represents the premium added to the proxy for the risk-free rate (SOFR or LIBOR, as applicable) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of September 30, 2022 and December 31, 2021, respectively. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements, living benefit guarantees, and index-linked interest crediting guarantees are insurance liabilities and are therefore senior to debt.
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
(8)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of September 30, 2022 and December 31, 2021, the minimum withdrawal rate assumption is 77% and 76%, respectively. As of September 30, 2022 and December 31, 2021, the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
(9)The range reflects the mortality rates for the vast majority of business with living benefits and other contracts, with policyholders ranging from 45 to 90 years old. While the majority of living benefits have a minimum age requirement, certain other contracts do not have an age restriction. This results in contractholders with mortality rates approaching 0% for certain benefits. Mortality rates may vary by product, age, and duration. A mortality improvement assumption is also incorporated into the overall mortality table.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2022
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$3,271	$388	$0	$0	$0	$0	$0	$0	$0	$3,659	$388
Structured securities(4)	22,170	(679)	0	0	0	(85)	0	0	(320)	21,086	(671)
Other assets:
Equity securities	4,853	(342)	0	0	0	0	0	0	0	4,511	(342)
Reinsurance recoverables	514,181	(93,105)	24,670	0	0	0	0	0	0	445,746	(89,634)
Liabilities:
Future policy benefits	(514,181)	93,105	0	0	(24,670)	0	0	0	0	(445,746)	89,634
Policyholders' account balances(5)	(112,672)	3,226	0	0	8,694	0	0	0	0	(100,752)	806

	Three Months Ended September 30, 2022
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$389	$0	$(671)	$(9)	$388	$0	$(671)
Other assets:
Equity securities	0	(342)	0	0	0	(342)	0
Reinsurance recoverables	(93,105)	0	0	0	(89,634)	0	0
Liabilities:
Future policy benefits	93,105	0	0	0	89,634	0	0
Policyholders' account balances	3,226	0	0	0	806	0	0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2022
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$24,319	$(1,809)	$0	$0	$0	$(632)	$0	$0	$(18,219)	$3,659	$(1,766)
Structured securities(4)	27,274	(5,903)	320	0	0	(285)	0	0	(320)	21,086	(5,886)
Other assets:
Equity securities	5,812	(1,301)	0	0	0	0	0	0	0	4,511	(1,302)
Reinsurance recoverables	821,596	(452,057)	76,207	0	0	0	0	0	0	445,746	(432,150)
Liabilities:
Future policy benefits	(821,596)	452,057	0	0	(76,207)	0	0	0	0	(445,746)	432,150
Policyholders' account balances(5)	(153,127)	35,383	0	0	16,992	0	0	0	0	(100,752)	33,842

	Nine Months Ended September 30, 2022
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$1,056	$0	$(8,750)	$(18)	$1,055	$0	$(8,707)
Other assets:
Equity securities	0	(1,301)	0	0	0	(1,302)	0
Reinsurance recoverables	(452,057)	0	0	0	(432,150)	0	0
Liabilities:
Future policy benefits	452,057	0	0	0	432,150	0	0
Policyholders' account balances	35,383	0	0	0	33,842	0	0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$22,743	$(2,443)	$0	$0	$0	$0	$0	$4,106	$0	$24,406	$(2,443)
Structured securities	0	0	0	0	0	0	0	0	0	0	0
Other assets:
Equity securities	5,904	(28)	0	0	0	0	0	0	0	5,876	(28)
Reinsurance recoverables	834,207	(33,172)	27,852	0	0	0	0	0	0	828,887	(23,244)
Liabilities:
Future policy benefits	(834,207)	33,172	0	0	(27,852)	0	0	0	0	(828,887)	23,244
Policyholders' account balances(5)	(152,149)	3,886	0	0	0	1,051	0	0	0	(147,212)	6,067

	Three Months Ended September 30, 2021
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(1,559)	$0	$(884)	$0	$(1,558)	$0	$(885)
Other assets:
Equity securities	0	(28)	0	0	0	(28)	0
Reinsurance recoverables	(33,172)	0	0	0	(23,244)	0	0
Liabilities:
Future policy benefits	33,172	0	0	0	23,244	0	0
Policyholders' account balances	3,886	0	0	0	6,067	0	0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$24,045	$(3,708)	$0	$0	$0	$(37)	$0	$4,106	$0	$24,406	$(3,707)
Structured securities	0	0	0	0	0	0	0	0	0	0	0
Other assets:
Equity securities	6,095	(219)	0	0	0	0	0	0	0	5,876	(219)
Reinsurance recoverables	1,195,469	(449,896)	83,314	0	0	0	0	0	0	828,887	(408,850)
Liabilities:
Future policy benefits	(1,195,469)	449,896	0	0	(83,314)	0	0	0	0	(828,887)	408,850
Policyholders' account balances(5)	(153,937)	(1,785)	0	0	0	8,510	0	0	0	(147,212)	4,701

	Nine Months Ended September 30, 2021
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(1,559)	$0	$(2,149)	$0	$(1,558)	$0	$(2,149)
Other assets:
Equity securities	0	(219)	0	0	0	(219)	0
Reinsurance recoverables	(449,896)	0	0	0	(408,850)	0	0
Liabilities:
Future policy benefits	449,896	0	0	0	408,850	0	0
Policyholders' account balances	(1,785)	0	0	0	4,701	0	0

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

	September 30, 2022
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$93,470	$93,470	$100,040
Policy loans	0	0	212,059	212,059	212,059
Cash and cash equivalents	6,158	0	0	6,158	6,158
Accrued investment income	0	25,574	0	25,574	25,574
Reinsurance recoverables	0	0	24,534	24,534	26,975
Receivables from parent and affiliates	0	8,074	0	8,074	8,074
Other assets	0	3,139	0	3,139	3,139
Total assets	$6,158	$36,787	$330,063	$373,008	$382,019
Liabilities:
Policyholders’ account balances - investment contracts	$0	$188,085	$36,206	$224,291	$226,732
Payables to parent and affiliates	0	1,649	0	1,649	1,649
Other liabilities	0	46,007	0	46,007	46,007
Total liabilities	$0	$235,741	$36,206	$271,947	$274,388

	December 31, 2021
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$121,594	$121,594	$115,576
Policy loans	0	0	210,730	210,730	210,730
Cash and cash equivalents	7,597	0	0	7,597	7,597
Accrued investment income	0	22,539	0	22,539	22,539
Reinsurance recoverables	0	0	29,931	29,931	28,883
Receivables from parent and affiliates	0	20,650	0	20,650	20,650
Other assets	0	3,013	0	3,013	3,013
Total assets	$7,597	$46,202	$362,255	$416,054	$408,988
Liabilities:
Policyholders’ account balances - investment contracts	$0	$201,955	$41,939	$243,894	$242,846
Payables to parent and affiliates	0	2,432	0	2,432	2,432
Other liabilities	0	49,130	0	49,130	49,130
Total liabilities	$0	$253,517	$41,939	$295,456	$294,408

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

Reinsurance amounts included in the Company’s Unaudited Interim Statements of Financial Position as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
Reinsurance recoverables	$3,236,519	$3,601,212
Policy loans	(22,723)	(22,028)
Deferred policy acquisition costs	(660,768)	(634,661)
Deferred sales inducements	(34,396)	(37,905)
Other assets	10,851	12,941
Other liabilities	80,926	140,248

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Reinsurance recoverables by counterparty are broken out below:

	September 30, 2022	December 31, 2021
	(in thousands)
Prudential Insurance	$908,079	$1,344,251
PAR U	1,278,653	1,213,038
PARCC	386,591	415,266
PAR Term	255,549	248,387
Term Re	274,582	256,283
DART	91,127	77,995
Pruco Life	35,554	40,804
Unaffiliated	6,384	5,188
Total reinsurance recoverables	$3,236,519	$3,601,212

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Reinsurance amounts, included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Premiums:
Direct	$60,591	$60,911	$185,958	$189,718
Ceded	(52,367)	(53,651)	(158,904)	(167,813)
Net premiums	8,224	7,260	27,054	21,905
Policy charges and fee income:
Direct	93,034	106,559	295,093	313,517
Ceded(1)	(74,131)	(92,396)	(228,275)	(248,112)
Net policy charges and fee income	18,903	14,163	66,818	65,405
Net investment income:
Direct	23,632	27,126	73,263	75,980
Ceded	(182)	(182)	(580)	(593)
Net investment income	23,450	26,944	72,683	75,387
Asset administration fees:
Direct	9,223	11,494	29,306	33,434
Ceded	(7,144)	(9,167)	(22,857)	(26,941)
Net asset administration fees	2,079	2,327	6,449	6,493
Realized investment gains (losses), net:
Direct	94,398	38,102	473,580	453,521
Ceded	(93,186)	(32,747)	(450,730)	(448,778)
Realized investment gains (losses), net	1,212	5,355	22,850	4,743
Policyholders’ benefits (including change in reserves):
Direct	107,774	94,805	379,548	312,750
Ceded(2)	(95,046)	(92,830)	(340,759)	(280,651)
Net policyholders’ benefits (including change in reserves)	12,728	1,975	38,789	32,099
Interest credited to policyholders’ account balances:
Direct	21,091	20,377	66,878	56,837
Ceded	(9,312)	(8,759)	(31,964)	(25,210)
Net interest credited to policyholders’ account balances	11,779	11,618	34,914	31,627
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(23,275)	(39,700)	(105,350)	(112,762)
(1)Includes $(1.0) million and $(5.2) million of unaffiliated activity for the three months ended September 30, 2022 and 2021, respectively, and $(4.0) million and $(5.2) million for the nine months ended September 30, 2022 and 2021, respectively.
(2)Includes $0.0 million and $(3.9) million of unaffiliated activity for the three months ended September 30, 2022 and 2021, respectively, and $(0.1) million and $(3.8) million for the nine months ended September 30, 2022 and 2021, respectively.

The gross and net amounts of life insurance face amount in force as of September 30, 2022 and 2021 were as follows:

	2022	2021
	(in thousands)
Direct gross life insurance face amount in force	$154,612,881	$155,764,627
Reinsurance ceded	(140,809,087)	(140,780,880)
Net life insurance face amount in force	$13,803,794	$14,983,747

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

The Company's income tax provision amounted to an income tax expense of $0.6 million, or 1.08% of income (loss) from operations before income taxes in the first nine months of 2022, compared to $3.9 million, or 6.82%, in the first nine months of 2021. The Company’s current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

Regulatory Developments

Inflation Reduction Act. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”). One of the most significant provisions of the Inflation Reduction Act is a 15% book-income alternative minimum tax on corporations with average applicable financial statement income over $1 billion for any 3-year period ending with 2022 or later. This provision is effective in taxable years beginning after December 31, 2022, and therefore does not impact the Company’s current effective tax rate. The impact of the book-income alternative minimum tax, if any, will vary from year to year based on the relationship of our book-income to our taxable income.

8.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Statements of Operations and Comprehensive Income (Loss). The balance of and changes in each component of AOCI as of and for the nine months ended September 30, 2022 and 2021, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2021	$(988)	$131,641	$130,653
Change in OCI before reclassifications	(745)	(439,767)	(440,512)
Amounts reclassified from AOCI	0	(851)	(851)
Income tax benefit (expense)	189	92,498	92,687
Balance, September 30, 2022	$(1,544)	$(216,479)	$(218,023)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2020	$(783)	$186,190	$185,407
Change in OCI before reclassifications	(190)	(69,854)	(70,044)
Amounts reclassified from AOCI	0	28	28
Income tax benefit (expense)	40	14,664	14,704
Balance, September 30, 2021	$(933)	$131,028	$130,095
(1)Includes cash flow hedges of $23 million and $5 million as of September 30, 2022 and December 31, 2021, respectively, and $4 million and $(3) million as of September 30, 2021 and December 31, 2020, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$1,669	$662	$3,754	$1,508
Net unrealized investment gains (losses) on available-for-sale securities	(668)	(967)	(2,903)	(1,536)
Total net unrealized investment gains (losses)(4)	1,001	(305)	851	(28)
Total reclassifications for the period	$1,001	$(305)	$851	$(28)

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

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on available-for-sale fixed maturity securities and certain other invested assets and other assets are included in the Company’s Unaudited Interim Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from OCI those items that are included as part of “Net income” for a period that had been part of OCI in earlier periods. There are no amounts related to net unrealized investment gains (losses) on available-for-sale fixed maturity securities on which an allowance for credit losses has been recognized as of September 30, 2022. The amounts for the periods indicated below represent all other net unrealized investment gains (losses):

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	DAC and Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(3)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)

Balance, December 31, 2021	$180,806	$26,048	$(40,221)	$(34,992)	$131,641
Net investment gains (losses) on investments arising during the period	(481,492)	0	0	101,079	(380,413)
Reclassification adjustment for (gains) losses included in net income	(851)	0	0	179	(672)
Impact of net unrealized investment (gains) losses	0	(98,430)	140,155	(8,760)	32,965
Balance, September 30, 2022	$(301,537)	$(72,382)	$99,934	$57,506	$(216,479)

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.1 million and $0.0 million for the three months ended September 30, 2022 and 2021, respectively, and $0.1 million and $0.0 million for the nine months ended September 30, 2022 and 2021, respectively. The expense charged to the Company for the deferred compensation program was $0.0 million for both the three months ended September 30, 2022 and 2021, and $0.3 million for both the nine months ended September 30, 2022 and 2021.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $0.3 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively, and $1.0 million for both the nine months ended September 30, 2022 and 2021.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.4 million for both the three months ended September 30, 2022 and 2021, and $1.1 million for both the nine months ended September 30, 2022 and 2021.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $0.1 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $0.4 million for both the nine months ended September 30, 2022 and 2021.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $7 million and $10 million for the three months ended September 30, 2022 and 2021, respectively, and $24 million and $28 million for the nine months ended September 30, 2022 and 2021, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $3 million and $2 million for the three months ended September 30, 2022 and 2021, respectively, and $7 million and $6 million for the nine months ended September 30, 2022 and 2021, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Corporate-Owned Life Insurance

The Company has sold three Corporate-Owned Life Insurance ("COLI") policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $2,811 million at September 30, 2022 and $3,465 million at December 31, 2021. Fees related to these COLI policies were $7 million and $8 million for the three months ended September 30, 2022 and 2021, respectively, and $21 million and $22 million for the nine months ended September 30, 2022 and 2021, respectively. The Company retains 10% of the mortality risk associated with these COLI policies up to $0.1 million per individual policy.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $0.6 million and $0.9 million for the three months ended September 30, 2022 and 2021, respectively, and $1.9 million and $2.3 million for the nine months ended September 30, 2022 and 2021, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $50 million and $48 million as of September 30, 2022 and December 31, 2021, respectively. "Net investment income" related to these ventures includes gains of $0.2 million and $1.9 million for the three months ended September 30, 2022 and 2021, respectively, and gains of $1.4 million and $3.4 million for the nine months ended September 30, 2022 and 2021, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $7 million and $9 million for the three months ended September 30, 2022 and 2021, respectively, and $23 million and $27 million for the nine months ended September 30, 2022 and 2021, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $2 million for both the three months ended September 30, 2022 and 2021, and $6 million for both the nine months ended September 30, 2022 and 2021. These revenues are recorded as “Asset administration fees” in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at September 30, 2022 and December 31, 2021 were as follows:

	Maturity Date	Interest Rates			September 30, 2022	December 31, 2021
					(in thousands)
U.S. dollar fixed rate notes	2027	0.00%	-	14.85%	$678	$788
Total long-term notes receivable - affiliated(1)					$678	$788

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

There was no accrued interest receivable related to these loans as of both September 30, 2022 and December 31, 2021. Revenues related to these loans were $0.0 million for both the three months ended September 30, 2022 and 2021, and $0.0 million for both the nine months ended September 30, 2022 and 2021, and are included in “Other income (loss)”.

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the nine months ended September 30, 2022 and for the year ended December 31, 2021.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
Prudential Insurance	September 2021	Purchase	Fixed Maturities	$10,810	$10,520	$(229)	$0
Prudential Insurance	September 2021	Sale	Fixed Maturities	$7,356	$6,477	$695	$0
Prudential Retirement Insurance & Annuity Co	September 2021	Purchase	Fixed Maturities	$19,724	$19,724	$0	$0
Prudential Retirement Insurance & Annuity Co	September 2021	Sale	Fixed Maturities	$22,557	$22,038	$0	$519
Prudential Insurance	September 2021	Purchase	Derivatives	$715	$213	$(396)	$0
Prudential Retirement Insurance & Annuity Co	September 2021	Purchase	Derivatives	$21	$21	$0	$0
Prudential Retirement Insurance & Annuity Co	September 2021	Sale	Derivatives	$816	$233	$0	$583
Prudential Insurance	August 2022	Purchase	Fixed Maturities	$21,389	$19,630	$(1,390)	$0

Debt Agreements

The Company is authorized to borrow funds up to $200 million from affiliates to meet its capital and other funding needs. As of September 30, 2022 and December 31, 2021, there was no debt outstanding.

The total interest expense to the Company related to loans payable to affiliates was $0.0 million for both the three months ended September 30, 2022 and 2021, and $0.0 million for both the nine months ended September 30, 2022 and 2021.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Contributed Capital and Dividends

The Company received capital contributions of $202 million from Pruco Life through September 2022. In March 2021 and December 2021, the Company received a capital contribution from Pruco Life in the amount of $1 million and $100 million, respectively.

Through September 2022 and December 2021, the Company did not pay any dividends to Pruco Life.

Reinsurance with Affiliates

As discussed in Note 6, the Company participates in reinsurance transactions with certain affiliates.

10.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans. As of September 30, 2022 and December 31, 2021, the outstanding balances on these commitments were $36 million and $1 million respectively. These amounts do not include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was no allowance for credit losses as of either September 30, 2022 or December 31, 2021. For the three and nine months ended September 30, 2022, and 2021, there was no change in allowance for credit losses. The Company has made commitments to purchase or fund investments, mostly private fixed maturities. As of September 30, 2022 and December 31, 2021, $65 million and $61 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three or nine months ended September 30, 2022 or 2021.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of September 30, 2022, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $10 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of September 30, 2022, compared with December 31, 2021, and its results of operations for the three and nine months ended September 30, 2022 and 2021. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as well as the statements under “Forward-Looking Statements”, and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

•Results of Operations. See “Results of Operations” for a discussion of results for the third quarter and the first nine months of 2022.

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

•Business Continuity. Throughout the COVID-19 pandemic, we have been executing Prudential Financial Inc.'s ("Prudential Financial") and our business continuity protocols to ensure employees are safe and able to serve our customers. This included effectively transitioning the vast majority of employees to remote work arrangements. In March 2022, Prudential Financial's offices were reopened to employees and most of the workforce has adopted a hybrid work arrangement.

We believe we can sustain long-term hybrid or fully remote work arrangements while ensuring that critical business operations are sustained. In addition, we are managing COVID-19 related impacts on third-party provided services, and do not anticipate significant interruption in critical operations.

Impact of Changes in the Interest Rate Environment

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
•the valuation of fixed income investments and derivative instruments;
•collateral posting requirements, hedging costs and other risk mitigation activities;
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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, other costs and liabilities for future policy benefits for certain of our products, primarily our domestic variable annuity and variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of September 30, 2022, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 8.3% near-term mean reversion equity expected rate of return.

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

ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. The Company expects the standard to have a significant financial impact on the Financial Statements and will significantly increase disclosures. As of the January 1, 2021 transition date, the Company estimates that the implementation of the standard will result in approximately a $150 million decrease to $50 million increase to “Total equity”, largely from remeasuring in force contract liabilities using upper-medium grade fixed income instrument yields as of the transition date and from other changes in reserves. In addition to the impacts to the balance sheet, the Company also expects an impact to the pattern of earnings emergence following the transition date. See Note 2 to the Unaudited Interim Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Changes in Financial Position

Total assets decreased $5 billion from $24.5 billion at December 31, 2021 to $19.5 billion at September 30, 2022. Significant components were:
•Separate account assets decreased $4.5 billion primarily driven by unfavorable equity market performance, increase in interest rates and net outflows; and
•Reinsurance recoverables decreased $0.4 billion primarily related to the variable annuity reinsured living benefit liabilities resulting from a decrease in future expected benefit payments from rising interest rates.
Total liabilities decreased $4.9 billion from $23.5 billion at December 31, 2021 to $18.6 billion at September 30, 2022. Significant components were:
•Separate account liabilities decreased $4.5 billion, corresponding to the decrease in Separate account assets, as discussed above; and
•Future policy benefits decreased $0.5 billion primarily driven by a decrease in reserves related to our variable annuity living benefit liabilities, as discussed above.
Total equity decreased $94 million from $971 million at December 31, 2021 to $877 million at September 30, 2022 primarily driven by unrealized losses on fair value investments driven mostly by higher interest rates reflected in Accumulated other comprehensive income (loss), partially offset by $202 million in capital contributions and net income of $55 million.

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Income (loss) from operations before income taxes decreased $16 million from income of $25 million for the three months ended September 30, 2021 to income of $9 million for the three months ended September 30, 2022.

•Higher General and administrative expenses driven by a true up of costs related to the reinsurance with PICA;
•Lower Net investment income, primarily from lower non-coupon investment returns due to declining equity markets; and
•Lower Realized investments gains (losses), net from lower gains on indexed universal life ("IUL") embedded derivatives due to the increase in the present value of future index segment credits.

Nine Months Comparison

Income (loss) from operations before income taxes decreased $2 million from income of $57 million for the nine months ended September 30, 2021 to income of $55 million for the nine months ended September 30, 2022. The impact from our annual reviews and update of assumptions and other refinement was relatively flat at a net loss of $1 million. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, income (loss) from operations decreased $1 million primarily driven by:

•Higher General and administrative expenses driven by business growth; and
•Higher Interest credited to policyholders' account balances due to higher crediting rates.
Mostly offset by:
•Higher Realized investment gains (losses), net from gains on IUL embedded derivatives due to a decrease in the present value of future index segment credits, net of related charges on reserves.
Revenues, Benefits and Expenses

Three Months Comparison
Revenues decreased $2 million from $56 million for the three months ended September 30, 2021 to $54 million for the three months ended September 30, 2022.
•Lower Realized investments gains (losses), net from lower gains on IUL embedded derivatives due to the increase in the present value of future index segment credits; and
•Lower Net investment income, primarily from lower non-coupon investment returns due to declining equity markets.
Mostly offset by:
•Higher Policy charges and fee income due to a change in presentation of yearly renewable term ("YRT") premiums offset in benefits and expenses below.
Benefits and expenses increased $14 million from $31 million for the three months ended September 30, 2021 to $45 million for the three months ended September 30, 2022.
•Higher Policyholders' benefits due to a change in presentation of ceded YRT premiums, offsetting the impact mentioned above in revenues; and
•Higher General and administrative expenses driven by an out of period adjustment.
Nine Months Comparison

Revenues increased $18 million from $174 million for the nine months ended September 30, 2021 to $192 million for the nine months ended September 30, 2022. This includes a favorable comparative increase of $13 million from our annual reviews and update of assumptions and other refinements, as mentioned above. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, revenues increased $5 million primarily driven by:

•Higher Realized investment gains (losses), net from gains on IUL embedded derivatives due to a decrease in the present value of future index segment credits, net of related charges on reserves; and
•Higher Policy charges and fee income driven by a change in presentation of ceded YRT premiums, offset in benefits and expenses below.

Benefits and expenses increased $20 million from $117 million for the nine months ended September 30, 2021 to $137 million for the nine months ended September 30, 2022. This includes an unfavorable comparative increase of $14 million from our annual reviews and update of assumptions and other refinements, as mentioned above. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, benefits and expenses increased $6 million primarily driven by:
•Higher Policyholders' benefits due to a change in presentation of ceded YRT premiums;
•Higher General and administrative expenses driven by business growth; and
•Higher Interest credited to policyholders' account balances due to higher crediting rates.
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
Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include requirements (many of which are the subject of ongoing rule-making) relating to capital and liquidity management. For information on these regulatory initiatives and their potential impact on us, see “Business—Regulation" and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, and fixed maturities that are not designated as held-to-maturity and public equity securities. As of September 30, 2022 and December 31, 2021, the Company had liquid assets of $1,884 million and $2,124 million, respectively. The portion of liquid assets comprised of cash and cash equivalents was $249 million and $146 million as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, $1,561 million, or 97%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.

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

As of September 30, 2022, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $14,600 million of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $12,896 million of surplus notes was outstanding, compared to an aggregate issuance capacity of $14,600 million, of which $12,721 million was outstanding as of December 31, 2021. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. For more information on our Credit-Linked Note Structures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Financing Activities” in the Annual Report on Form 10-K for the year ended December 31, 2021.

As of September 30, 2022, our affiliated captive reinsurance companies had outstanding an aggregate of $3,025 million of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $1,125 million relates to Regulation XXX reserves and approximately $1,900 million relates to Guideline AXXX reserves. In addition, as of September 30, 2022, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $3,982 million of surplus notes outstanding that were issued to affiliates.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of September 30, 2022, there have been no material changes in our exposure to market risk from December 31, 2021, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2021, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of September 30, 2022. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 15d-15(f), occurred during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 10, 2022