Form 10-K
period 2022-12-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2023-03-20
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-K
_____________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2022
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of March 20, 2023, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Prudential Financial, Inc.’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2023, to be filed by Prudential Financial, Inc. with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2022.
Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (I) (1) (a) and (b) of Form 10-K
and is therefore filing this Form with the reduced disclosure.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) the risks related to COVID-19 could reemerge; (2) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (3) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (4) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (5) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (6) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (7) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events, and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data, (d) reliance on third-parties or (e) labor and employment matters; (8) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (9) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; and (13) reputational damage. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for discussion of certain risks relating to our business and investment in our securities.

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
•MyRock® Advisors, a fee-based variable annuity that provides longevity protection through a preset withdrawal percentage applied to a variable income base. In addition, the product offers either a basic death benefit, or a ROP death benefit for an additional fee.

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

Term Life - coverage for a specified number of years with a guaranteed tax-advantaged death benefit
•Most of our term life policies offer an income tax-free death benefit, guaranteed premiums that will stay the same during the level-premium period.
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
•Indexed universal life policies provide interest credited to the cash value that is linked to, but not an investment in, the performance of an external index subject to certain cap and participation rates and contractual minimums/maximums.

Marketing and Distribution
Our distribution efforts for our annuity products, which are supported by a network of internal and external wholesalers, are executed through a diverse group of distributors including:
•Third-party distribution through:
◦Broker-dealers;
◦Banks and wirehouses;
◦Independent financial planners
•Financial professionals, including those associated with Prudential Advisors, Prudential's proprietary nationwide sales organization.

We primarily distribute our individual life products through the following three channels:

•Third-party distribution
◦Independent brokers
◦Banks and wirehouses
◦General agencies and producer groups
•Prudential Advisors (Prudential's proprietary nationwide sales organization), which:
◦Distributes Prudential life insurance, annuities and investment products with proprietary and non-proprietary investment options as well as select insurance, annuities and investment products from other financial services firms.
◦Offers certain retail brokerage and retail investment advisory services (through our dually registered broker-dealer and investment advisor, Pruco Securities, LLC) including brokerage accounts, discretionary and non-discretionary investment advisory programs and financial planning services.
◦Executes a solutions-oriented business model centered around client relationships, while strengthening and driving Prudential’s brand promise.
•Direct-to-Consumer
◦The digital platform, Prudential.com, provides distribution of our simplified products online.
◦Personal Advisory Group is Prudential's sales desk where customers can speak to an agent via phone to fulfill their insurance or investment needs.

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
•Our life-related product assumptions of future mortality and morbidity, policyholder behavior, interest rates, expenses, premium payment patterns, performance of ceded reinsurance, separate account fund performance and product-generated tax deductions.

Competition

We are among the industry’s largest providers of individual annuities and we compete with other providers of retirement savings and accumulation products, including large, well established insurance and financial services companies, and private equity firms. We believe our competitive advantage lies primarily in our innovative product features and our risk management strategies as well as brand recognition, financial strength, the breadth of our distribution platform and our customer service capabilities. We periodically adjust product offerings, prices and features based on the market and our strategy, with a goal of achieving customer and enterprise value.

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

Reinsurance

We regularly enter into reinsurance agreements as the ceding entity. As a ceding entity, exposure to the risks reinsured is reduced by transferring certain rights and obligations of the underlying insurance product to a counterparty. We enter into reinsurance agreements as the ceding entity for a variety of reasons but primarily do so to reduce exposure to loss, reduce risk volatility, provide additional capacity for future growth and for capital management purposes for certain of our variable annuity, term and universal life products. Under ceded reinsurance, we remain liable to the underlying policyholder if a third-party reinsurer is unable to meet its obligations. We evaluate the financial condition of reinsurers, monitor the concentration of counterparty risk and maintain collateral, as appropriate, to mitigate this exposure. For additional information on our reinsurance agreements see Note 9 to the Financial Statements.

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
◦Other Consumer Protection Regulation
•SECURE Act and other retirement product regulation
•Derivatives Regulation
•Privacy and Cybersecurity Regulation
•Anti-Money Laundering and Anti-Bribery Laws
•Unclaimed Property Laws
•Taxation
•International and Global Regulatory Initiatives

Several of Prudential Financial’s domestic and foreign regulators participate in an annual supervisory college facilitated by the NJDOBI. The purpose of the supervisory college is to promote ongoing supervisory coordination, facilitate the sharing of information among regulators and enhance each regulator’s understanding of Prudential Financial’s risk profile. The most recent supervisory college was held in October 2022.

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

DOL Fiduciary Rules

In 2016, the DOL issued a rule that redefined who would be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts (“IRAs”), and generally provided that investment advice to a plan participant or IRA owner would be treated as a fiduciary activity (the "2016 Rules"). In 2018, the Fifth Circuit Court of Appeals vacated the 2016 Rules. Prior to being vacated, the 2016 Rules adversely impacted sales in our individual annuities business and resulted in increased compliance costs. Compliance with the new exemption has resulted in increased costs, in particular in the Prudential Advisors distribution system. In December 2020, the DOL issued a new prohibited transaction exemption, which became effective on February 16, 2021, that replaced the previously vacated “best interest contract exemption,” The new exemption allows fiduciaries meeting the requirements of the exemption to receive compensation, including as a result of advice to rollover assets from a tax-qualified plan to an IRA, and to purchase from or sell certain investments to qualified plans and IRAs. The DOL also reinstated the pre-2016 investment advice regulation and provided its current interpretation of that regulation, which could result in rollover recommendations being fiduciary investment advice if certain conditions are met. On February 13, 2023, a U.S. District Court in Florida issued a decision that, in relevant part, vacates part of the DOL’s interpretation of what constitutes fiduciary investment advice under the pre-2016 investment advice regulation. In addition, there is another case pending that also challenges the DOL’s interpretation of that regulation. We cannot predict the outcome of those cases or whether the DOL will appeal.

SEC Best Interest Regulation

In June 2019, the SEC adopted a package of rulemakings and interpretative guidance that, among other things, requires broker-dealers to act in the best interest of retail customers when recommending securities transactions or investment strategies to them. The guidance also clarifies the SEC’s views of the fiduciary duty that investment advisers owe to their clients. The best interest standards became effective on June 30, 2020. The standards apply to recommendations to purchase certain of our products and have resulted in increased compliance costs, in particular in our Prudential Advisors distribution system.

U.S. State Standard of Care Regulation

In February 2020, the NAIC adopted revisions to the model suitability rule applicable to the sale of annuities. The revised model regulation states the insurance salesperson must act “without placing the producer’s or the insurer’s financial interest ahead of the consumer’s interest.” The model rule will become applicable to us as it is adopted in each state, with 30 states having adopted the model to date. In addition, certain state regulators and legislatures have adopted or are considering adopting best interest standards.

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

Additional areas of focus regarding group-wide supervision of insurance holding companies include the following:

•Group Capital Calculation. The NAIC has developed and implemented a group capital calculation that uses a risk-based capital (“RBC”) aggregation methodology to serve as an additional tool to help state regulators assess potential risks within and across insurance groups.

•Macroprudential Framework. The NAIC is developing a macroprudential framework intended to: (1) improve state insurance regulators’ ability to monitor and respond to the impact of external financial and economic risks on insurers; (2) better monitor and respond to risk emanating from or amplified by insurers that might be transmitted externally; and (3) increase public awareness of NAIC/state monitoring capabilities regarding macroprudential trends. As part of this initiative, the NAIC has identified liquidity reporting and stress testing, resolution and recovery, capital stress testing, and counterparty exposure and concentration as areas of focus.

•Examination. State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years under guidelines promulgated by the NAIC. As group-wide supervisor, NJDOBI, along with our other insurance regulators, has expanded the periodic examinations to cover Prudential and all of its subsidiaries. AZDOI and NJDOBI, along with the insurance regulators of Connecticut and Indiana, has commenced a global consolidated group-wide examination of Prudential Financial and its subsidiaries for the five-year period ended December 31, 2021. We expect the examination to conclude in 2023.

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

Areas of the RBC framework that have recently been subject to reexamination or revision include the following:

•Bond Factors. In 2021, the NAIC adopted the Moody’s Analytics proposed revisions to the RBC C-1 factors for invested assets effective for the year-end 2021 RBC calculation. The revisions include expanding the current NAIC designations used in the RBC calculation from six bond structures to twenty. The new factors did not materially impact our RBC calculation. The NAIC is undertaking a second phase of this project to refine capital charges for structured securities. We cannot predict what impact the second phase of this work may ultimately have on our RBC calculation.

•Longevity/Mortality Risk. In 2021, the NAIC’s Life Risk-Based Capital Working Group adopted longevity risk factors for some annuity products and a correlation adjustment between longevity and mortality risk factors. The Company assumes this longevity risk primarily in its individual annuities business. The new factors did not materially impact our RBC calculation. In June 2022, the NAIC adopted new C-2 mortality factors for year-end 2022 that differentiate between products based on the length of the mortality guarantee and degree of pricing flexibility. The new factors are not expected to have a material impact on our RBC calculation.

•Economic Scenario Generator (“Generator”). In 2017, the American Academy of Actuaries notified the NAIC that it did not have the resources to maintain its Generator used in regulatory reserve and capital calculations. In 2020, the NAIC selected a third-party vendor to provide, maintain, and support the Generator prescribed for life and annuity statutory reserve and capital calculations. Development of the new Generator is ongoing, and the NAIC expects implementation to occur no earlier than 2025. We cannot predict what impact a new Generator may ultimately have on our businesses.

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

•Variable Annuities Framework for Change. In 2019, the NAIC adopted final revisions to the Valuation Manual (“VM-21”) and risk-based capital instructions to implement a new variable annuity statutory framework for 2020. Changes include: (i) providing more economic reflection of hedging in liability valuations; (ii) eliminating the Standard Scenario and replacing it with the Standard Projection; and (iii) standardizing capital market assumptions and aligning frameworks for total asset requirements and reserves. There was no material impact to our target capital levels from the revised framework. In 2022, the NAIC initiated a planned review of the Standard Projection implemented in 2020. The NAIC may update prescribed assumptions and/or methodologies and will be considering whether the calculation should be a binding requirement or disclosure only.

•Asset Adequacy Testing. In June 2022, the NAIC adopted Actuarial Guideline 53. The new guideline provides guidance and requires additional sensitivity tests and disclosures for complex or high yielding assets.

•New York Life Insurance Product Reserves. As a result of an agreement with the NY DFS regarding the Company's reserving methodologies for certain life insurance products, the Company holds additional statutory reserves on a New York basis, which reduces our New York statutory surplus. The Company is not domiciled in New York, and these changes do not impact statutory reserves reported in New Jersey, the Company's state of domicile, and therefore do not impact the Company's RBC ratio; however, the agreed reserve methodology may require the Company to hold additional New York statutory reserves in the future. New York’s version of PBR, which became effective in January 2020, allows for modifications to the NAIC valuation model and New York’s modifications might require us to increase our New York statutory reserves. In 2022, as a result of a periodic examination, the NY DFS determined that we would be required to change certain Asset Adequacy Testing methodologies that may require the Company to hold additional reserves on a New York statutory basis. If the Company were required to establish material additional reserves on a New York statutory accounting basis or post material amounts of additional collateral with respect to individual annuity or insurance products, the Company's ability to deploy capital for other purposes could be affected and it could be required to obtain additional funding from Prudential Financial or its affiliates.

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

•Reinsurance. In August 2021, the NAIC adopted a limit on yearly renewable term (“YRT”) reserve credits (Amendment Proposed Form 2020-10). The adoption requires insurers to complete the phase-in of pre-2020 PBR business by December 31, 2024, unless an insurer receives an additional extension of up to four years by their domiciliary commissioner. Prudential was granted approval for a seven-year transition along with an adjustment to the starting point for the year-ended December 31, 2021. The amendment allows a prudent level of future mortality improvement (“FMI”) beyond the valuation date starting in 2022. The NAIC has implemented an FMI assumption for 2022.

•Interest Maintenance Reserve. In November 2022, in response to the rapidly rising interest rate environment, the NAIC undertook to reassess the statutory accounting treatment of negative interest maintenance reserve (“IMR”). Currently, negative IMR is non-admitted and reduces statutory surplus. A change to the statutory accounting treatment of negative IMR could therefore cause an increase in statutory surplus. We cannot, at this time, predict what action the NAIC may take.

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

Data and Underwriting

The NAIC Accelerated Underwriting Working Group is continuing to evaluate insurers' use of external data and data analytics in accelerated life insurance underwriting. The Working Group is drafting guidance that explores the current state of the industry and its use of accelerated underwriting in life insurance and recommendations for regulators and insurers when evaluating accelerating underwriting. In addition, the NAIC is researching the use of big data and artificial intelligence, including machine learning in the business of insurance, and will evaluate existing regulatory frameworks.

Climate Change

In 2020, the NAIC established a Climate and Resiliency Task Force under the Executive Committee to coordinate domestic and international discussions and engagement on climate-related risk and resiliency issues. To date, the Task Force has implemented updates to the NAIC's annual Climate Risk Disclosure Survey and developed proposed enhancements to existing regulatory tools to address climate-related risks, which the NAIC continues to evaluate.

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

SECURE Act

The Setting Every Community up for Retirement Enhancement (“SECURE”) Act, enacted in 2020, is intended to help promote retirement plan coverage and increase retirement plan savings, as well as facilitate access to guaranteed lifetime income solutions. The SECURE Act addresses coverage issues by making it easier for small businesses to participate in pooled employer plans and requires coverage of certain long-term, part-time workers. The SECURE Act addresses savings issues by raising the cap on amounts contributed through auto-enrollment, increasing the maximum age for required minimum withdrawals to 72 and removing the age cap (70 1/2) for making IRA contributions. The SECURE Act also made it easier for employers to include guaranteed lifetime income as part of their plan by providing an annuity provider selection safe harbor, as well as providing for the portability of participant investments in annuity products. In addition, the SECURE Act included provisions that enable participants to withdraw, penalty-free, up to $5,000 for expenses attendant to the birth or adoption of a child and limit the ability of certain IRA beneficiaries to defer tax recognition of their inheritance beyond ten years. The 2023 Consolidated Appropriations Act, enacted on December 29, 2022, includes what is known as SECURE 2.0, which largely builds upon the changes made by the SECURE Act. Key provisions of SECURE 2.0 include, among other things, (1) increasing the age for required minimum withdrawals; (2) changes to the automatic enrollment rules for 401(k) plans; (3) allowing greater catch-up contributions and financial incentives for plan participation; (4) treating an employee's student loan payments as elective deferrals for purposes of matching contributions; and (5) new options for plan distributions.

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

Privacy and Cybersecurity Regulation

We are subject to laws, regulations and directives that require financial institutions and other businesses to protect the security and confidentiality of personal, proprietary, or other non-public information, including intellectual property, health-related and customer information, and to notify their customers and other appropriate individuals of their policies and practices relating to the collection, use and disclosure of such information. In addition, we are subject to international data protection and privacy laws, regulations, and directives concerning the safeguarding and protection of personal information, including as such laws relate to the cross border transfer or use of personal information. These laws, regulations and directives also:

•require protections regarding or limiting the use and disclosure of certain sensitive personal information such as national identifier numbers (e.g., social security numbers) or racial or ethnic origin;
•require notice to affected individuals, regulators and others if there is a breach of the confidentiality, integrity, or availability of certain personal or confidential information;
•require financial institutions and creditors to implement effective programs to detect, prevent, and mitigate identity theft;
•regulate the process by which financial institutions make telemarketing calls and send e-mail, text, or fax messages to consumers and customers;
•require oversight of third parties that have access to, and handle, personal or confidential information;
•provide individuals with certain rights over their personal information, such as the right to know what personal information is being collected and whether the information is being sold or shared, and the right to obtain portable copies of or request the deletion or correction of their personal information; and
•prescribe the permissible uses of certain personal information, including customer information and consumer report information.

Regulatory and legislative activity in the areas of privacy, data protection and information and cybersecurity continues to increase worldwide. Financial regulators in the U.S. and international jurisdictions in which Prudential Financial operates continue to focus on data privacy and cybersecurity, including in proposed rulemaking, and have communicated heightened expectations and have increased emphasis in this area in their examinations of regulated entities. For example, the E.U.’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, confers additional privacy rights on individuals in the E.U. and establishes significant penalties for violations. In addition, in the U.S., certain lawmakers in Congress have proposed a number of sweeping privacy laws. In California, the California Consumer Privacy Act (the “CCPA”) became effective in 2020 and confers numerous privacy rights on individuals and corresponding obligations on businesses. Additional rights and obligations will be imposed by the California Privacy Rights Act (the “CPRA”), which amends the CCPA and will become effective in 2023. Additional states, such as Colorado, Connecticut, Utah, and Virginia have also passed comprehensive privacy laws similar in scope to the CCPA and CPRA that will also become effective in 2023. The NAIC is drafting updated model privacy legislation that will likely be completed in 2023, with states beginning to adopt the model in 2024. Internationally, a number of countries such as Brazil and Japan have enacted GDPR-like regulations, while others, such as India, are considering such regulations or, in the case of China, have enacted other privacy and data security regulations.

In October 2017, the NAIC adopted the Insurance Data Security Model Law. The model law requires that insurance companies establish a cybersecurity program and includes specific technical safeguards as well as requirements regarding governance, incident planning, data management, system testing, vendor oversight and regulator notification. The NY DFS adopted a similar regulation effective March 2017 and released its proposed amendments to the regulation in November 2022, which are expected to become effective in 2023. Other states have either implemented the Model Law or are anticipated to implement it or similar laws in the near future.

The Company is monitoring regulatory guidance and rulemaking in these areas, and may be subject to increased compliance costs and regulatory requirements. In order to respond to the threat of security breaches and cyber-attacks, Prudential Financial has developed a program overseen by the Chief Information Security Officer and the Information Security Office that is designed to protect and preserve the confidentiality, integrity, and continued availability of all information owned by, or in the care of the Company. As part of this program, we also maintain an incident response plan. The program provides for the coordination of various corporate functions and governance groups and serves as a framework for the execution of responsibilities across businesses and operational roles. Among other things, the program establishes security standards for our technological resources, and includes training for employees, contractors and third parties. As part of the program, we conduct periodic exercises with independent outside advisors to assess the effectiveness of our program and our internal response preparedness. We regularly engage with the broader security community and monitor cyber threat information.

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

Taxation

U.S. Taxation

Prudential Financial and certain domestic subsidiaries, including the Company, file a consolidated federal income tax return that includes both life insurance companies and non-life insurance companies. The principal differences between the Company’s actual income tax expense and the applicable statutory federal income tax rate are generally deductions for non-taxable investment income, including the Dividends Received Deduction (“DRD”) and certain tax credits. For tax years starting in 2018, the applicable statutory federal income tax rate is 21%. A future increase in the applicable statutory federal income tax rate above 21% would adversely impact the Company's tax position. In addition, as discussed further below, the tax attributes of our products may impact both the Company’s and our customers’ tax positions. See “Income Taxes” in Note 2 to the Financial Statements and Note 10 to the Financial Statements for a description of the Company’s tax position. As discussed further below, new tax legislation and other potential changes to the tax law may impact the Company’s tax position and the attractiveness of our products.

The United States Tax Cuts and Jobs Act of 2017 ("Tax Act of 2017") changed the taxation of businesses and individuals by lowering tax rates and broadening the tax base through the acceleration of taxable income and the deferral or elimination of certain deductions, as well as changing the system of taxation of earnings of foreign subsidiaries. The most significant changes for the Company were: (1) the reduction of the corporate tax rate from 35% to 21%; (2) revised methodologies for determining deductions for tax reserves and the DRD; and (3) an increased capitalization and amortization period for acquisition costs related to certain products.

In March 2020, in response to the COVID-19 pandemic, Congress enacted the CARES Act. One provision of the CARES Act amends the Tax Act of 2017 and allows companies with net operating losses (“NOLs”) originating in 2018, 2019 or 2020 to carry back those losses for up to five years. See “Income Taxes” in Note 10 to the Financial Statements for more information.

In August 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”). Among other provisions, the Inflation Reduction Act imposes a 15% alternative minimum tax on corporations (“CAMT”) with average applicable financial statement income over $1 billion for any 3-year period ending with 2022 or later. This provision is effective in taxable years beginning after December 31, 2022. The impact of the alternative minimum tax, if any, will vary from year to year based on the relationship of our GAAP income to our taxable income. Additionally, there remain several open items with respect to the application of the alternative minimum tax on corporations, including how to apply the provision to insurance company separate accounts and certain forms of reinsurance, which will inform how and to what degree this tax impacts the Company.

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

In July 2013, Prudential Financial, along with eight other global insurers, was designated by the FSB as a global systemically important insurer (“G-SII”) through a quantitative methodology developed and implemented by the IAIS. Prudential Financial remained designated as a G-SII until November 2018, at which point the FSB announced that it would not engage in an identification of G-SIIs based on the IAIS’ progress with development of the Holistic Framework for Systemic Risk in the Insurance Sector (“Holistic Framework”). The Holistic Framework, which was adopted by the IAIS in November 2019, focuses on employing an Activities Based approach (“ABA”) to assessing and managing potential sources of systemic risk through enhancements to IAIS policy measures pertaining to macroprudential surveillance, enterprise risk management, liquidity management, crisis management and recovery planning. In addition to the ABA elements, the Holistic Framework preserves the IAIS’ annual data collection and monitoring process. Upon the IAIS’ adoption of the Holistic Framework, the FSB initially suspended and in December 2022 discontinued the annual identification of G-SIIs. The FSB will now utilize assessments available through the Holistic Framework to evaluate systemic risk in the insurance sector.

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
Overview
The Company's risk management framework documents the definition, potential manifestation, and management of its risks. The Company’s risks include investment, insurance, market, liquidity, and operational risk, as well as strategic risks that may cause the Company’s core business model to change, either through a shift in the businesses in which it is engaged or a change in execution. The Company’s strategic risks include regulatory and technological changes and other external factors. The Company's risks are further discussed below.
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
Our investment portfolio is subject to equity risk, which is the risk of loss due to deterioration in market value of public equity or alternative assets. We include public equity and alternative assets (including private equity, hedge funds and real estate) in our portfolio constructions, as these asset classes can provide returns over longer periods of time, aligning with the long-term nature of certain of our liabilities. Public equity and alternative assets have varying degrees of price transparency. Equities traded on stock exchanges (public equities) have significant price transparency, as transactions are often required to be disclosed publicly. Assets with less price transparency include private equity (joint ventures/limited partnerships) and direct real estate. As these investments typically do not trade on public markets and indications of realizable market value may not be readily available, valuations can be infrequent and/or more volatile. A sustained decline in public equity and alternative markets may reduce the returns earned by our investment portfolio through lower than expected dividend income, property operating income, and capital gains, thereby adversely impacting earnings, capital, and product pricing assumptions. These assets may also produce volatility in earnings as a result of uneven distributions on the underlying investments.
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
Certain of our insurance products are subject to mortality risk, which is the risk that actual deaths experienced deviate adversely from our expectations. Mortality risk is a biometric risk that can manifest in the following ways:
•Mortality calamity is the risk that mortality rates in a single year deviate adversely from what is expected as the result of pandemics, natural or man-made disasters, military actions or terrorism. A mortality calamity event will reduce our earnings and capital and we may be forced to liquidate assets before maturity in order to pay the excess claims. Mortality calamity risk is more pronounced in respect of specific geographic areas (including major metropolitan centers, where we have concentrations of customers, concentrations of employees or significant operations,) and in respect of countries and regions in which we operate that are subject to a greater potential threat of military action or conflict. Ultimate losses would depend on several factors, including the rates of mortality and morbidity among various segments of the insured population, the collectability of reinsurance, the possible macroeconomic effects on our investment portfolio, the effect on lapses and surrenders of existing policies, as well as sales of new policies and other variables.

•Mortality trend is the risk that mortality improvements in the future deviate adversely from what is expected. Mortality trend is a long-term risk that could emerge gradually over time. Longevity products, such as annuities, experience adverse impacts due to higher-than-expected mortality improvement. Mortality products, such as life insurance, experience adverse impacts due to lower-than-expected improvement. If this risk were to emerge, the Company would update assumptions used to calculate reserves for in-force business, which may result in additional assets needed to meet the higher expected annuity claims or earlier expected life claims. An increase in reserves due to revised assumptions has an immediate impact on our results of operations and financial condition; however, economically the impact is generally long-term as the excess outflow is paid over time.

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

•Policyholder behavior risk is the risk that the behavior of our customers or policyholders deviates adversely from what is expected. Policyholder behavior risk arises through product features which provide some degree of choice or flexibility for the policyholder, which can impact the amount and/or timing of claims. Such choices include surrender, lapse, partial withdrawal, policy loan, utilization, and premium payment rates for contracts with flexible premiums. While some behavior is driven by macro factors such as market movements, policyholder behavior at a fundamental level is driven primarily by policyholders’ individual needs, which may differ significantly from product to product depending on many factors including the features offered, the approach taken to market each product, and competitor pricing. For example, persistency (the probability that a policy or contract will remain in force) within our annuities business may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of poor market performance as well as other factors. Many of our products also provide our customers with wide flexibility with respect to the amount and timing of premium deposits and the amount and timing of withdrawals from the policy’s value. Results may vary based on differences between actual and expected premium deposits and withdrawals for these products, especially if these product features are relatively new to the marketplace. The pricing of certain of our variable annuity products that contain certain living benefit guarantees is also based on assumptions about utilization rates, or the percentage of contracts that will utilize the benefit during the contract duration, including the timing of the first withdrawal. Results may vary based on differences between actual and expected benefit utilization. We may also be impacted by customers seeking to sell their benefits. In particular, the development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and third-party investor strategies in our annuities business, could adversely affect the profitability of existing business and our pricing assumptions for new business. Policyholder behavior risk is generally a long-term risk that emerges over time. An increase in reserves due to revised assumptions has an immediate impact on our results of operations and financial condition; however, from an economic or cash flow perspective, the impact is generally long-term as the excess outflow is paid over time.
Our ability to reprice products is limited, and may not compensate for deviations from our expected insurance assumptions. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability or may cause the policies or contracts to lapse. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract. Even if permitted under the policy or contract, other factors may impact our decision whether to raise premiums or adjust other charges sufficiently, or at all. Accordingly, significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products.

Market Risk
The profitability of many of our insurance and annuity products are subject to market risk. Market risk is the risk of loss from changes in interest rates and equity prices.
The profitability of many of our insurance and annuity products depends in part on the value of the separate accounts supporting these products, which can fluctuate substantially depending on market conditions.
Derivative instruments that we use to hedge and manage interest rate and equity market risks associated with our products and businesses, and other risks might not perform as intended or expected resulting in higher than expected realized losses and stresses on liquidity and/or regulatory capital. Market conditions can limit availability of hedging instruments, require us to post additional collateral, and further increase the cost of executing product related hedges and such costs may not be recovered in the pricing of the underlying products being hedged.
Market risk may limit opportunities for investment of available funds at desired returns, including due to the prevailing interest rate environment, or other factors, with possible negative impacts on our overall results. Limited opportunities for attractive investments may lead to holding cash for long periods of time and an increased use of derivatives for duration management and other portfolio management purposes. The increased use of derivatives or portfolio rebalancing may increase the volatility of our U.S. GAAP results and our statutory capital.
Our investments, results of operations and financial condition may also be adversely affected by developments in the global economy, and in the U.S. economy (including as a result of actions by the Federal Reserve with respect to interest rate and monetary policy, and adverse political developments). Global or U.S. economic activity and financial markets may in turn be negatively affected by adverse developments or conditions in specific geographical regions.

For a discussion of the impact of current market conditions on our liquidity and capital resources outlook, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Current Market Conditions.”
For a discussion of the impact of changes in market conditions on our financial condition see Item 7A “Quantitative and Qualitative Disclosures About Market Risk".
Our insurance and annuity products, and our investment returns, are subject to interest rate risk, which is the risk of loss arising from asset/liability duration mismatches within our general account investments. The risk of mismatch in asset/liability duration is mainly driven by the specific dynamics of product liabilities. Some product liabilities are expected to have only modest risk related to interest rates because cash flows can be matched by available assets; however, other product liabilities generate long-term cash flows (i.e., 30 years or more), resulting in significant interest rate risk, since these cash flows cannot be matched by assets for sale in the marketplace, exposing the Company to future reinvestment risk. In addition, certain of our products provide for recurring premiums which may be invested at interest rates lower than the rates included in our pricing assumptions. Market-sensitive cash flows exist with other product liabilities including products whose cash flows can be linked to market performance through secondary guarantees, minimum crediting rates, and/or changes in insurance assumptions.
Our exposure to interest rates can manifest over years as in the case of earnings compression or in the short term by creating volatility in both earnings and capital. For example, some of our products expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under contracts and the rate of return we are able to earn on our general account investments supporting these contracts. When interest rates decline or remain low, we must invest in lower-yielding instruments, potentially reducing net investment income and constraining our ability to offer certain products. This risk is increased as more policyholders may retain their policies in a low rate environment. Since many of our policies and contracts have guaranteed minimum crediting rates or limit the resetting of crediting rates, the spreads could decrease or go negative.
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

Key Enterprise Operational Risks - Key enterprise operational risks include, among others, the following:
We are subject to business continuation risk, which is the risk that our operations, systems or data, or those of third- parties on whom we rely, may be disrupted. We may experience a disruption in business continuity as a result of, among other things, the following:
•Severe pandemic, epidemic, or other public health crises, either naturally occurring or resulting from intentionally manipulated pathogens;
•Geo-political risks, including armed conflict and civil unrest;
•Terrorist events;
•Significant natural or accidental disasters;
•Cyber-attacks, both systemic (e.g., affecting the internet, cloud services, and/or other financial services industry infrastructure) and targeted (e.g., failures in or breach of our systems or that of third-parties on whom we rely);
•Insider threats;
•Physical infrastructure outages;
•Workforce unavailability resulting from any of the above events, among others.
We depend heavily on our telecommunication, information technology and other operational systems and on the integrity and continuing availability of data we use to run our businesses and service our customers. These systems, and any available backups, may fail to operate properly or become disabled as a result of events or circumstances wholly or partly beyond our control.
Further, we face the risk of operational and technology failures experienced by others, including clearing agents, exchanges and other financial intermediaries and vendors and other third parties to which we outsource the provision of services or business operations.
We, or third-parties on whom we rely, may not adequately maintain information security. There continues to be significant and increased cyber-attack activity against businesses, including but not limited to the financial services sector and no organization, regardless of measures implemented to safeguard the systems and detect threats, is fully immune to cyber-attacks. Our cybersecurity risk and exposure remains heightened because of, among other things, the rapidly evolving nature and pervasiveness of cyber threats (including supply-chain attacks), our brand and reputation, our size and scale, our geographic presence and our role in the financial services industry and the broader economy. Risks related to cyber-attack arise in various areas, including:
•Protecting both “structured” and “unstructured” sensitive information is a constant need; however, some risks cannot be fully mitigated using administrative, technological, or physical controls, or otherwise.
•Employees, customers, or other users of our systems continue to be a key avenue for malicious external parties to gain access to our network, systems, data, or that of our customers. Many attacks leverage social engineering schemes (such as phishing, vishing, or smishing) to coax an internal user to click on a malicious attachment or link to introduce malware into companies’ systems or steal the user’s username and password. Such social engineering schemes are becoming increasingly sophisticated and sometimes may involve emerging technologies such as deep-fakes. Senior-level executives are increasingly becoming the targets of such attacks. Fraudulent schemes to solicit information via call centers and interactive voice response systems are becoming more prevalent.
•Cyber-attacks involving the encryption and/or threat to disclose personal or confidential information (i.e., ransomware) or disruptions of communications (i.e., denial of service) for the purposes of extortion or other motives persist and are on the rise.
•Financial services companies and their third-party service providers (including their downstream service providers) are increasingly being targeted by hackers and fraudulent actors seeking to monetize personal or confidential information to extort money, or for other malicious purposes. Such campaigns have targeted online applications and services.
•Nation-state sponsored or affiliated organizations are engaged in cyber-attacks, not only for monetization purposes, but also to gain information about foreign citizens and governments, or to influence or cause disruptions in commerce or political affairs. In light of recent geopolitical events, including Russia’s invasion of Ukraine, state-sponsored or affiliated parties and/or their supporters may launch retaliatory cyber-attacks, and may attempt to cause supply chain and other third-party service provider disruptions, or take other geopolitically motivated retaliatory actions that may disrupt our business operations, and/or result in the compromise of our systems or data.
•Increasingly, malicious actors can be in companies’ systems for an extended period of time before being detected. It could take considerable additional time for us to determine the scope of compromise, and the extent, amount, and type of information compromised, if any, and to fully remediate and recover.

•We rely on third parties to provide services, as described further below. While we have certain standards for all vendors that provide us services, our vendors, and in turn, their own service providers, may become subject to a security breach, including as a result of their failure to perform in accordance with their contractual obligations.
•Hardware, software or applications developed by, obtained from, or implemented in accordance with specifications provided by third parties may contain vulnerabilities in design, maintenance or manufacturing that could be exploited to compromise the Company’s information security.
•Continuing use of remote or flexible work arrangements, including remote access tools and mobile technology (including use of personal devices), have expanded potential attack surfaces.
•The proliferation of third-party financial data aggregators and emerging technologies, including the development and use of artificial intelligence (“AI”), increase our information security risks and exposure.
We, or third-parties on whom we rely, may not adequately ensure the integrity, confidentiality, or availability of personal and confidential information. In the course of our ordinary business, we collect, store and disclose to various third-parties (e.g., service providers, reinsurers, etc.) substantial amounts of personal and confidential information, including in some instances sensitive personal information, including health-related information. We are subject to the risk that the integrity, confidentiality, or availability of this information may be compromised, including as a result of an information security breach described above, or that such events occurring at third-parties may not be disclosed to us in a timely manner. We have experienced cybersecurity events resulting in the compromise of personal and confidential information, including sensitive health information, of our customers and other stakeholders. See “Business—Regulation—Privacy and Cybersecurity Regulation” for a discussion of the applicable laws and regulations (including those requiring notice, disclosure or remediation) relating to cybersecurity events.

We may incur significant costs and other negative consequences resulting from cyber-attacks or other information security breaches. Any compromise or perceived compromise of the security of our systems or data or that of one of our vendors could damage our reputation, cause the deterioration or termination of relationships with among others, customers, distributors, government-run health insurance exchanges, marketing partners and insurance carriers, reduce demand for our services, result in the loss of business opportunities, and subject us to significant liability and expense as well as regulatory action and lawsuits, which would harm our business, operating results and financial condition. We may also incur significant costs in connection with our response, recovery, remediation, and compliance efforts. Additionally, our failure to timely or accurately communicate cyber incidents to relevant parties could result in regulatory, privacy, operational and reputational risk. To the extent we maintain cyber insurance, liabilities or losses arising from certain cyber incidents may not be covered or fully covered under such policies, and the amount of insurance may not be adequate.
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

The Company and our distributors are subject to rules regarding the standard of care applicable to sales of our products and the provision of advice to our customers, and in recent years many of these rules have been revised or re-examined. In addition, there have been a number of investigations regarding the marketing practices of brokers and agents selling annuity and insurance products and the payments they receive. Furthermore, sales practices and investor protection have increasingly become areas of focus in regulatory examinations. These investigations and examinations have resulted in enforcement actions against us and companies in our industry and brokers and agents marketing and selling those companies’ products. Enforcement actions could result in penalties and the imposition of corrective action plans and/or changes to industry practices, which could adversely affect our ability to market our products. If our products are distributed in an inappropriate manner, or to customers for whom they are unsuitable, or distributors of our products otherwise engage in misconduct, we may suffer reputational and other harm to our business and be subject to regulatory action, penalties or damages. Our business may also be harmed if captive/affiliate distributors engage in inappropriate conduct in connection with the sale of third-party products.

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

See Note 14 to the Financial Statements for additional information regarding litigation and regulatory matters relating to the distribution of products.

Although we distribute our products through a wide variety of distribution channels, we do maintain relationships with certain key distributors. We periodically negotiate the terms of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. An interruption in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition. Distributors may elect to reduce or terminate their distribution relationships with us, including for such reasons as adverse developments in our business, competitiveness of product offerings, adverse rating agency actions or concerns about market-related risks. We are also at risk that key distribution partners may merge, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us. Finally, we also may be challenged by new technologies and marketplace entrants that could interfere with our existing relationships.
As a financial services company, we are exposed to model risk, which is the risk of financial loss or reputational damage or adverse regulatory impacts caused by model errors or limitations, incorrect implementation of models, or misuse of or overreliance upon models. Models are utilized by our businesses and corporate areas primarily to project future cash flows associated with pricing products, calculating reserves and valuing assets, as well as in evaluating risk and determining capital requirements, among other uses. These models may not operate properly and may rely on assumptions and projections that are inherently uncertain. As our businesses continue to grow and evolve, the number and complexity of models we utilize expands, increasing our exposure to error in the design, implementation or use of models, including the associated input data and assumptions. Furthermore, model risk will be elevated during periods of transformation or due to new or changing laws or regulations (e.g., Accounting Standards Update (“ASU”) 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts).

Strategic Risk
We are subject to the risk of events that can cause our fundamental business model to change, either through a shift in the businesses in which we are engaged or a change in our execution. In addition, other risks may become strategic risks. For example, we have considered and must continue to consider the impact of the interest rate environment on new product development and continued sales of interest sensitive products.
Changes in the regulatory landscape may be unsettling to our business model. New laws and regulations are being considered in the U.S. and our other countries of operation at an increasing pace, as there has been greater scrutiny on financial regulation over the past several years. Proposed or unforeseen changes in law or regulation, or changes in the way existing laws or regulations are enforced, may adversely impact our business. See “Business—Regulation” for a discussion of certain recently enacted and pending proposals by international, federal and state regulatory authorities and their potential impact on our business, including in the following areas:
•Financial sector regulatory reform.
•U.S. federal, state and local tax laws, including CAMT.
•Fiduciary rules and other standards of care.
•Our regulation under U.S. state insurance laws and developments regarding group-wide supervision and capital standards, accounting rules, RBC factors for invested assets and reserves for life insurance, variable annuities and other products.
•Privacy, big data, AI and cybersecurity regulation.
Changes in accounting rules applicable to our business may also have an adverse impact on our results of operations or financial condition. For a discussion of accounting pronouncements and their potential impact on our business, including ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, see Note 2 to the Financial Statements.
Changes in technology and other external factors may be unsettling to our business model. We believe the following aspects of technological and other changes would significantly impact our business model. There may be other unforeseen changes in technology and the external environment, including the regulatory response to technological change, which may have a significant impact on our business model.
•Interaction with Customers. Technology is moving rapidly and as it does, it puts pressure on existing business models. Some of the changes we can anticipate are increased choices about how customers want to interact with the Company or how they want the Company to interact with them. Evolving customer preferences and changing privacy regulations may drive a need to redesign products and change the way we interact with customers. Our distribution channels may change to become more automated, at the place and time of the customer’s choosing. Such changes clearly have the potential to disrupt our business model.
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
•We may fail to meet expectations relating to environmental, social, and governance standards and practices. Certain existing or potential investors, customers and regulators evaluate our business or other practices according to a variety of environmental, social and governance (“ESG”) standards and expectations. Certain of our regulators have proposed or adopted, or may propose or adopt, ESG rules or standards that would apply to our business. Our practices may be judged by ESG standards that are continually evolving and not always clear. Prevailing ESG standards and expectations may also reflect contrasting or conflicting values or agendas. We may fail to meet our commitments or targets, and our policies and processes to evaluate and manage ESG standards in coordination with other business priorities may not be completely effective or satisfy investors, customers, regulators, or others. We may face adverse regulatory, investor, customer, media, or public scrutiny leading to business, reputational, or legal challenges.
•Market conditions and other factors may adversely impact product sales or increase expenses. Examples include:
•A change in market conditions, such as higher inflation and higher interest rates, like we started to see in 2022, could cause a change in consumer sentiment and behavior adversely affecting sales and persistency of our savings and protection products. Conversely, low inflation and low interest rates could cause persistency of these products to vary from that anticipated and adversely affect profitability. Similarly, changing economic conditions and unfavorable public perception of financial institutions can influence customer behavior, including increasing claims or surrenders in certain products.
•Lapses and surrenders of certain insurance products may increase if a market downturn, increased market volatility or other market conditions result in customers becoming dissatisfied with their investments or products.
•Geopolitical risk, rapidly rising interest rates and significant equity market declines, as we have seen since the first half of 2022, among other factors, adversely impact our liquidity and capital positions, cash flows, results of operations, and financial position. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview - Current Market Conditions.”

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

•Risks related to COVID-19 could reemerge. Beginning with its emergence in 2020, the COVID-19 pandemic increased or caused the manifestation of many of the risks discussed above, including, among others: the risk of loss on our investments, the risk of elevated mortality or morbidity, and the risk of market disruptions and volatility. The consequences of COVID-19 to the Company have included volatility in our investment portfolio during 2020, and a significant net negative impact on our underwriting results in 2021 and 2022. We have discussed these impacts, and others, in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations in each of our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K filed since the first quarter of 2020. On the basis of what we currently understand about the impact of COVID-19, we believe the risks it poses to our business will remain manageable but the risks relating to COVID-19 could reemerge if the course of the pandemic deviates from our current expectations and could also manifest in the event of future pandemics, epidemics or other public health crises.

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
Annually during the second quarter of each year, we perform a comprehensive review of actuarial assumptions. As part of this review, we may update these assumptions and make refinements to our models based upon emerging experience, future expectations and other data, including any observable market data. For additional information, see “Accounting Policies & Pronouncements—Application of Critical Accounting Estimates” below.
COVID-19
Since the first quarter of 2020, the novel coronavirus ("COVID-19") pandemic has caused extreme stress and disruption in the global economy and financial markets and elevated mortality and morbidity for the global population. The COVID-19 pandemic impacted our results of operations in the current period and could continue to impact our results of operations in future periods.
Throughout the pandemic, COVID-19 had a significant net negative impact on our underwriting results, reflecting unfavorable mortality and morbidity impacts in our businesses. Beginning with the third quarter of 2022, the Company has embedded COVID-19 considerations within its best estimate assumptions of future expected mortality impacts for its applicable businesses. The ultimate impact on our underwriting results, however, will continue to depend on various factors including: an insured's age; geographic concentration; insured versus uninsured populations among the fatalities; the transmissibility and virulence of the virus, including the potential for further mutation; and the ongoing acceptance and efficacy of the vaccines and other therapeutics.
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
Financial and Economic Environment. Interest rates in the U.S. have experienced a sustained period of historically low levels, followed by a sharp rise in 2022. We expect that a continued level of higher interest rates will benefit our results over time. We continue to monitor current market conditions and the impact to our business from slowing or negative economic growth. In addition, we are subject to financial impacts associated with movements in equity markets and the evolution of the credit cycle as discussed in “Risk Factors”.

Demographics. Customer demographics continue to evolve and new opportunities present themselves in different consumer segments such as the millennial and multicultural markets. Consumer expectations and preferences are changing. We believe existing and potential customers are increasingly looking for cost-effective solutions that they can easily understand and access through technology-enabled devices. At the same time, income protection, wealth accumulation and the needs of retiring baby boomers are continuing to shape the insurance industry. A persistent retirement security gap exists in terms of both savings and protection. Despite the ongoing phenomenon of the risk and responsibility of retirement savings shifting from employers to employees, employers are becoming increasingly focused on the financial wellness of their employees.
Regulatory Environment. See “Business—Regulation” for a discussion of regulatory developments that may impact the Company and the associated risks.
Competitive Environment. See “Business” for a discussion of the competitive environment and the basis on which we compete.
Current Market Conditions
Geopolitical risk, rapidly rising interest rates and significant equity market declines, as we saw throughout 2022, among other factors, adversely impact our liquidity and capital positions, cash flows, results of operations, and financial position. Our statutory capital will also be negatively affected by increased reserve requirements due to our annual update of actuarial assumptions and other refinements, particularly in our individual life business, and will be negatively affected by asymmetrical and non-economic statutory accounting impacts from rising rates. As we navigate through the current environment, we may take actions consistent with our risk and capital frameworks, as necessary, to preserve our liquidity and capital positions. For additional information on how these conditions may also impact our income taxes, see Note 10 to the Financial Statements.
Impact of Changes in the Interest Rate Environment
As a financial services company, market interest rates are a key driver of our liquidity and capital positions, cash flows, results of operations and financial position. Changes in interest rates can affect these in several ways, including favorable or adverse impacts to:
•investment-related activity, including: investment income returns, net investment spread results, new money rates, mortgage loan prepayments and bond redemptions;
•the valuation of fixed income investments and derivative instruments;
•collateral posting requirements, hedging costs and other risk mitigation activities;
•customer account values and assets under management, including their impacts on fee-related income;
•insurance reserve levels, market experience true-ups and amortization of deferred policy acquisition costs (“DAC”);
•policyholder behavior, including surrender or withdrawal activity; and
•product offerings, design features, crediting rates and sales mix.
See “Current Market Conditions” above, for how rapidly rising interest rates, among other factors, adversely impact the Company’s financial results. For additional information regarding interest rate risks, see "Risk Factors—Market Risk".
Accounting Policies & Pronouncements
Application of Critical Accounting Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews the estimates and assumptions used in the preparation of our financial statements. If management determines that modifications to assumptions and estimates are appropriate given current facts and circumstances, the Company’s results of operations and financial position as reported in the Financial Statements could change significantly.
The following sections discuss the accounting policies applied in preparing our financial statements that management believes are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective or complex judgments.

Insurance Assets
Deferred Policy Acquisition Costs and Deferred Sales Inducements
We capitalize costs that are directly related to the acquisition or renewal of insurance and annuity contracts. These costs primarily include commissions, as well as costs of policy issuance and underwriting and certain other expenses that are directly related to successfully negotiated contracts. We have also deferred costs associated with sales inducements offered in the past related to variable and fixed annuity contracts. Sales inducements are amounts that are credited to the policyholders' account balances mainly as an incentive to purchase the contract. For additional information about sales inducements, see Note 8 to the Financial Statements. We generally amortize DAC and deferred sales inducements ("DSI") over the expected lives of the contracts, based on our estimates of the level and timing of gross premiums or gross profits, depending on the type of contract. As described in more detail below, in calculating DAC and DSI amortization, we are required to make assumptions about investment returns, mortality, persistency and other items that impact our estimates of the level and timing of gross premiums or gross profits. We also periodically evaluate the recoverability of our DAC and DSI. For certain contracts, this evaluation is performed as part of our premium deficiency testing, as discussed further below in “Insurance Liabilities—Future Policy Benefits". As of December 31, 2022, DAC for our life products was $364 million. There were no DAC and DSI balances as of December 31, 2022 for our annuity products due to a series of reinsurance transactions that the Company entered into on April 1, 2016 with The Prudential Insurance Company of America ("Prudential Insurance"). See Note 6, Note 8 and Note 9 to the Financial Statements for additional information.
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
Annual assumptions review and quarterly adjustments
We perform an annual comprehensive review of the assumptions used in estimating gross profits for future periods. Over the last several years, the Company’s most significant assumption updates that have resulted in a change to expected future gross profits and the amortization of DAC and DSI have been related to lapse and other contractholder behavior assumptions, mortality, and revisions to expected future rates of returns on investments. These assumptions may also cause potential significant variability in amortization expense in the future. The impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.

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
The quarterly adjustments for market performance referred to above reflect the impact of changes to our estimate of total gross profits to reflect actual fund performance and market conditions. A significant portion of gross profits for our variable annuity contracts and, to a lesser degree, our variable life contracts are dependent upon the total rate of return on assets held in separate account investment options. This rate of return influences the fees we earn on variable annuity and variable life contracts, costs we incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts and expected claims to be paid on variable life contracts, as well as other sources of profit. Returns that are higher than our expectations for a given period produce higher than expected account balances, which increase the future fees we expect to earn on variable annuity and variable life contracts and decrease the future costs we expect to incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts, as well as expected claims to be paid on variable life contracts. The opposite occurs when returns are lower than our expectations. The changes in future expected gross profits are used to recognize a cumulative adjustment to all prior periods’ amortization.
The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating DAC, other costs and liabilities for future policy benefits for certain of our products, primarily our domestic variable annuity and variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of December 31, 2022, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 6.9% near-term mean reversion equity expected rate of return.
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

•For some long-duration contracts, we utilize a net premium valuation methodology in measuring the liability for future policy benefits. Under this methodology, a liability for future policy benefits is accrued when premium revenue is recognized. The liability, which represents the present value of future benefits to be paid to or on behalf of policyholders and related expenses less the present value of future net premiums (portion of the gross premium required to provide for all benefits and expenses), is estimated using methods that include assumptions applicable at the time the insurance contracts are made with provisions for the risk of adverse deviation, as appropriate. Original assumptions continue to be used in subsequent accounting periods to determine changes in the liability for future policy benefits (often referred to as the “lock-in concept”), unless a premium deficiency exists. The result of the net premium valuation methodology is that the liability at any point in time represents an accumulation of the portion of premiums received to date expected to be needed to fund future benefits (i.e., net premiums received to date), less any benefits and expenses already paid. The liability does not necessarily reflect the full policyholder obligation the Company expects to pay at the conclusion of the contract since a portion of that obligation would be funded by net premiums received in the future and would be recognized in the liability at that time. We perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves net of any DAC or DSI asset), the existing net reserves are first adjusted by reducing these assets by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than these asset balances for insurance contracts, we then increase the net reserves by the excess, again through a charge to current period earnings. If a premium deficiency is recognized, the assumptions as of the premium deficiency test date are locked-in and used in subsequent valuations and the net reserves continue to be subject to premium deficiency testing. In addition, for limited-payment contracts, future policy benefit reserves also include a deferred profit liability representing gross premiums received in excess of net premiums. The deferred profits are generally recognized in revenue in a constant relationship with insurance in force or with the amount of expected future benefit payments.
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
The reserves for certain optional living benefit features, including GMAB, GMWB and GMIWB are accounted for as embedded derivatives at fair value, as described above. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived risk of its own non-performance risk (“NPR”), as well as actuarially determined assumptions, including mortality rates and contractholder behavior, such as lapse rates, benefit utilization rates and withdrawal rates. Capital market inputs and actual contractholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and volatility. In the risk neutral valuation, the initial swap curve drives the total returns used to grow the contractholders’ account values. Through the first quarter of 2022, the Company’s discount rate assumption was based on the London Inter-Bank Offered Rate (“LIBOR”) swap curve adjusted for an additional spread, which included an estimate of NPR. As of the second quarter of 2022, the Company's discount rate assumption substituted the Secured Overnight Financial Rate ("SOFR") for LIBOR as part of the annual assumptions update. The discount rate assumption continues to use an additional spread which includes an estimate of NPR. Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually and updated based upon emerging experience, future expectations and other data, including any observable market data, such as available industry studies or market transactions such as acquisitions and reinsurance transactions. For additional information regarding the valuation of these optional living benefit features, see Note 5 to the Financial Statements.
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
Policyholders’ Account Balances
The policyholders’ account balances liability represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance, as applicable. The liability also includes provisions for benefits under non-life contingent payout annuities. Our unearned revenue reserve ("URR") is also reported as a component of Policyholders' account balances and had a balance of $303 million as of December 31, 2022. This reserve primarily relates to the variable and universal life products and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and are generally amortized over the expected life of the contract in proportion to the product's estimated gross profits, similar to DAC and DSI as discussed above. Policyholders’ account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life products. For additional information regarding the valuation of these embedded derivatives, see Note 5 to the Financial Statements.
Sensitivities for Insurance Assets and Liabilities
The following table summarizes the impact that could result on each of the listed financial statement balances from changes in certain key assumptions. The information below is for illustrative purposes and includes only the hypothetical direct impact on December 31, 2022 balances of changes in a single assumption and not changes in any combination of assumptions.

Additionally, the illustration of the insurance assumption impacts below reflects a parallel shift in the insurance assumptions; however, these may be non-parallel in practice. Changes in current assumptions could result in impacts to financial statement balances that are in excess of the amounts illustrated. A description of the estimates and assumptions used in the preparation of each of these financial statement balances is provided above. For traditional long-duration and limited-payment contracts, U.S. GAAP requires the original assumptions used when the contracts are issued to be locked-in and that those assumptions be used in all future liability calculations as long as the resulting liabilities are adequate to provide for the future benefits and expenses (i.e., there is no premium deficiency). Therefore, these products are not reflected in the sensitivity table below unless the hypothetical change in assumption would result in an adverse impact that would cause a premium deficiency. Similarly, the impact of any favorable hypothetical change in assumptions for traditional long duration and limited-payment contracts is not reflected in the table below given that the current assumption is required to remain locked-in and instead the positive impacts would be recognized into net income over the life of the policies in force.
The impacts presented within this table exclude the related impacts of our asset liability management strategy which seeks to offset the changes in certain of the balances presented within this table and is primarily composed of investments and derivatives. See further below for a discussion of the estimates and assumptions involved with the application of U.S. GAAP accounting policies for these instruments and “Quantitative and Qualitative Disclosures about Market Risk” for hypothetical impacts on related balances as a result of changes in certain significant assumptions.

	December 31, 2022
	Increase (Decrease) in
	Deferred Policy Acquisition Costs	Reinsurance Recoverables	Future Policy Benefits and Policyholders’ Account Balances	Net Impact
	(in millions)
Hypothetical change in current assumptions:
Long-term interest rate:
Increase by 25 basis points	$0	$(5)	$(5)	$0
Decrease by 25 basis points	$0	$5	$5	$0
Long-term equity expected rate of return:
Increase by 50 basis points	$5	$(5)	$0	$0
Decrease by 50 basis points	$(5)	$5	$0	$0
NPR credit spread:
Increase by 50 basis points	$0	$(85)	$(90)	$5
Decrease by 50 basis points	$0	$90	$100	$(10)
Mortality:
Increase by 1%	$0	$(5)	$(10)	$5
Decrease by 1%	$0	$5	$10	$(5)
Lapse:
Increase by 10%	$0	$(35)	$(40)	$5
Decrease by 10%	$0	$35	$40	$(5)
Valuation of Investments, Including Derivatives, Measurement of Allowance for Credit Loss and the Recognition of Other-than-Temporary Impairments
Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, equity securities, other invested assets and derivative financial instruments. Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities. Derivative financial instruments that are generally used include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter (“OTC”) market. We are also party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. Management believes the following accounting policies related to investments, including derivatives, are most dependent on the application of estimates and assumptions. Each of these policies is discussed further within other relevant disclosures related to investments and derivatives, as referenced below:
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
An increase or decrease in our effective tax rate by one percentage point would have resulted in a decrease or increase in our 2022 "Income tax expense (benefit)" of $0.5 million.
The CARES Act. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law. One provision of the CARES Act amends the Tax Act of 2017 and allows companies with net operating losses (“NOLs”) originating in 2018, 2019 or 2020 to carry back those losses up to five years. For 2020, the Company recorded an income tax benefit of $7 million from carrying the 2020 NOL back to tax years that have a 35% tax rate.
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

The Company has an established governance framework to manage the implementation of the standard. The Company has substantially completed its implementation efforts including, but not limited to, implementing refinements to key accounting policy decisions, modifications to actuarial valuation models, updates to data sourcing capabilities, automation of key financial reporting and analytical processes and updates to internal control over financial reporting and disclosure.

ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. The Company expects the standard to have a significant financial impact on the Financial Statements and will significantly increase disclosures. As of the January 1, 2021 transition date, the Company estimates that the implementation of the standard will result in approximately a $150 million decrease to $50 million increase to "Total equity", largely from remeasuring in force contract liabilities using upper-medium grade fixed income instrument yields as of the transition date and from other changes in reserves. As of September 30, 2022, the Company does not expect the estimated impacts to change significantly. In addition to the impacts to the balance sheet, the Company also expects an impact to the pattern of earnings emergence following the transition date. See Note 2 to the Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Changes in Financial Position
2022 to 2021 Annual Comparison
Total assets decreased $4.3 billion from $24.5 billion at December 31, 2021 to $20.2 billion at December 31, 2022. Significant components were:
•Separate account assets decreased $4.0 billion primarily driven by unfavorable market performance, increase in interest rates and net outflows; and
•Reinsurance recoverables decreased $0.3 billion primarily related to the variable annuity reinsured living benefit liabilities resulting from a decrease in future expected benefit payments from rising interest rates.
Total liabilities decreased $4.4 billion from $23.5 billion at December 31, 2021 to $19.1 billion at December 31, 2022. Significant components were:
•Separate account liabilities decreased $4.0 billion, corresponding to the decrease in Separate account assets, as discussed above; and
•Future policy benefits decreased $0.5 billion primarily driven by a decrease in reserves related to our variable annuity living benefit liabilities, as discussed above.
Total equity increased $58 million primarily driven by $325 million of capital contributions from Pruco Life Insurance Company to fund additional reserve requirements and net income of $51 million, partially offset by a $318 million decrease in other comprehensive income (loss), net of tax primarily driven by net unrealized losses on fixed maturity investments from rising interest rates.
Results of Operations
Income (loss) from Operations before Income Taxes
2022 to 2021 Annual Comparison
Income from operations before income taxes decreased $11 million from income of $64 million in 2021 to income of $53 million in 2022. The impact from our annual reviews and update of assumptions and other refinements was relatively flat at a net loss of $1 million. Excluding the impact of our annual reviews and update of assumptions and other refinements, income decreased $10 million primarily driven by:
•Lower Policy charges and fee income primarily driven by an increase in cost of reinsurance from business growth;
•Higher General and administrative expenses driven by an increase in corporate allocated overhead expenses; and
•Higher Interest credited to policyholders' account balances due to higher crediting rates and business growth.
Partially offset by:
•Higher Realized investment gains (losses), net primarily driven by favorable impacts from the higher interest rates decreasing the present value of the Indexed Universal Life embedded derivative liability.

Revenues, Benefits and Expenses
2022 to 2021 Annual Comparison
Revenues increased $7 million from a gain of $232 million in 2021 to a gain of $239 million in 2022. This includes a favorable comparative net increase of $13 million from our annual reviews and update of assumptions and other refinements, as mentioned above. Excluding the impact of our annual reviews and update of assumptions and other refinements, Revenues decreased $6 million primarily driven by:
•Lower Policy charges and fee income driven by an increase in cost of reinsurance from business growth in addition to the slower recognition of unearned revenue reserve amortization due to higher interest rates increasing expected gross profit emergence in future periods;
Partially offset by:
•Higher Realized investment gains (losses), net primarily driven by favorable impacts from the higher interest rates decreasing the present value of the Indexed Universal Life embedded derivative liability.
Benefits and expenses increased $18 million from an expense of $168 million in 2021 to an expense of $186 million in 2022. This includes an unfavorable comparative net increase of $14 million from our annual reviews and update of assumptions and other refinements, as mentioned above. Excluding the impact of our annual reviews and update of assumptions and other refinements, the increase was $4 million primarily driven by:
•Higher General and administrative expenses driven by an increase in corporate allocated overhead expenses;
•Higher Interest credited to policyholders' account balances due to higher crediting rates and business growth;
Partially offset by:
•Lower Amortization of deferred policy acquisition costs primarily due to the slower amortization from higher interest rates increasing expected gross profits emergence in future periods.
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
Product Design Features:
A portion of the variable annuity contracts that we offer include an asset transfer feature. This feature is implemented at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate account. The objective of the asset transfer feature is to reduce our exposure to equity market risk and market volatility. The asset transfer feature associated with our highest daily living benefit products uses a designated bond fund sub-account within the separate account. The transfers are based on a static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder purchase payments, as well as a required minimum allocation to our general account for certain of our products. We continue to introduce products that diversify our risk profile and have incorporated provisions in product design allowing frequent revisions of key pricing elements for certain of our products. In addition, there is diversity in our fee arrangements, as certain fees are primarily based on the benefit guarantee amount, the contractholder account value and/or premiums, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

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

Income Taxes
The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2022, 2021 and 2020, and the reported income tax expense (benefit) are provided in the following table:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Expected federal income tax expense (benefit) at federal statutory rate	$11	$13	$9
Non-taxable investment income	(6)	(6)	(6)
Tax credits	(3)	(3)	(2)
Changes in tax law	0	0	(7)
Other	0	1	0
Reported income tax expense (benefit)	$1	$4	$(6)
Effective tax rate	2.7%	6.9%	(15.1)%
Effective Tax Rate
The effective tax rate is the ratio of “Income tax expense (benefit)” divided by “Income (loss) from operations before income taxes.” Our effective tax rate for fiscal years 2022, 2021 and 2020 was 2.7%, 6.9% and (15.1)%, respectively. For a detailed description of the nature of each significant reconciling item, see Note 10 to the Financial Statements.
Unrecognized Tax Benefits
The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Company had no unrecognized benefit as of December 31, 2022, 2021 and 2020. We do not anticipate any significant changes within the next twelve months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.
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
For additional information regarding income tax related items, see “Business—Regulation” and Note 10 to the Financial Statements.
Liquidity and Capital Resources
Overview
Liquidity refers to the ability to generate sufficient cash resources to meet the payment obligations of the Company. Capital refers to the long-term financial resources available to support the operations of our business, fund business growth, and provide a cushion to withstand adverse circumstances. Our ability to generate and maintain sufficient liquidity and capital depends on the profitability of our business, general economic conditions and our access to the capital markets and the alternative sources of liquidity and capital described herein.
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

Capital
We manage to regulatory capital levels consistent with our "AA" ratings targets. We utilize the risk-based capital (“RBC”) ratio as a primary measure of capital adequacy. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the National Association of Insurance Commissioners ("NAIC"). RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The Company’s capital levels substantially exceed the minimum level required by applicable insurance regulations. Our regulatory capital levels may be affected in the future by changes to the applicable regulations, proposals for which are currently under consideration by both domestic and international insurance regulators.
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
Captive Reinsurance Companies
Prudential Financial and the Company use captive reinsurance companies for our individual life business to more effectively manage our reserves and capital on an economic basis and to enable the aggregation and transfer of risks. The captive reinsurance companies assume business from affiliates only. To support the risks they assume, our captives are capitalized to a level we believe is consistent with the “AA” financial strength rating targets of Prudential Financial’s insurance subsidiaries. All of the captive reinsurance companies are wholly-owned subsidiaries of Prudential Financial and are located domestically, typically in the state of domicile of the direct writing insurance subsidiary that cedes the majority of business to the captive. In addition to state insurance regulation, the captives are subject to internal policies governing their activities. In the normal course of business, Prudential Financial contributes capital to the captives to support business growth and other needs. Prudential Financial has also entered into support agreements with several of the captives in connection with financing arrangements.

Prudential Financial's life insurance subsidiaries are subject to a regulation entitled “Valuation of Life Insurance Policies Model Regulation,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies Model Regulation,” commonly known as “Guideline AXXX.” The regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees at a level that exceeds what our actuarial assumptions for this business would otherwise require. Prudential Financial uses captive reinsurance companies to finance the portion of the reserves for this business that we consider to be non-economic as described below under “—Financing Activities—Term and Universal Life Reserve Financing.”
Liquidity
Our liquidity is managed to ensure stable, reliable and cost-effective sources of cash flows to meet all of our obligations. Liquidity is provided by a variety of sources, as described more fully below, including portfolios of liquid assets. Our investment portfolios are integral to the overall liquidity of the Company. We use a projection process for cash flows from operations to ensure sufficient liquidity to meet projected cash outflows, including claims. The impact of Prudential Funding, LLC’s ("Prudential Funding"), a wholly-owned subsidiary of Prudential Insurance, financing capacity on liquidity (as described below) is considered in the internal liquidity measures of the Company.
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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, fixed maturities that are not designated as held-to-maturity, and public equity securities. As of December 31, 2022 and 2021, the Company had liquid assets of $1,987 million and $2,088 million, respectively. The portion of liquid assets comprised cash and cash equivalents and short-term investments was $263 million and $146 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022, $1,673 million, or 97%, of the fixed maturity investments in the Company's general account portfolios were rated high or highest quality based on NAIC or equivalent rating.
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
As of December 31, 2022, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $16,050 million of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $14,070 million of surplus notes was outstanding, compared to an aggregate issuance capacity of $14,600 million, of which $12,721 million was outstanding as of December 31, 2021. These amounts reflect an increased Credit Link Note Structure expanded in December 2022 for Guideline AXXX reserves, of which $2,100 million was outstanding as of December 31, 2022. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. The captive can redeem the principal amount of the outstanding credit-linked notes for cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event affecting the captive. Under the agreements, the external counterparties have agreed to fund any such payments under the credit-linked notes in return for the receipt of fees. Under certain of the transactions, Prudential Financial has agreed to make capital contributions to the captive to reimburse it for investment losses in excess of specified amounts and/or has agreed to reimburse the external counterparties for any payments made under the credit-linked notes. To date, no such payments under the credit-linked notes have been required. Under these transactions, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis.
As of December 31, 2022, our affiliated captive reinsurance companies had outstanding an aggregate of $3,025 million of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $925 million relates to Regulation XXX reserves and approximately $2,100 million relates to Guideline AXXX reserves. In addition, as of December 31, 2022, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $3,982 million of surplus notes outstanding that were issued to affiliates.
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
For additional information regarding the potential impacts of interest rate and other market fluctuations, as well as general economic and market conditions on our businesses and profitability, see Item 1A. “Risk Factors” above. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Current Market Conditions” above, for how rapidly rising interest rates, among other factors, adversely impact the Company's financial results. For additional information regarding our liquidity and capital resources, which may be impacted by changing market risks, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” above.
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
We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change in duration with respect to changes in interest rates. We use asset/liability management and derivative strategies to manage our interest rate exposure by matching the relative sensitivity of asset and liability values to interest rate changes, or by controlling the “duration mismatch” of assets and liability duration targets. In certain markets, capital market limitations that hinder our ability to acquire assets that approximate the duration of some of our liabilities are considered in setting duration targets. We consider risk-based capital and tax implications as well as current market conditions in our asset/liability management strategies.
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
We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift at December 31, 2022 and 2021. This table is presented on a gross basis and excludes offsetting impacts to insurance liabilities that are not considered financial liabilities under U.S. GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets.

	As of December 31, 2022			As of December 31, 2021
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities(1)		$1,743	$(166)		$1,972	$(213)
Policy loans		212	0		211	0
Commercial mortgage and other loans		142	(7)		122	(5)
Derivatives:
Swaps	$171	16	(2)	$190	9	(1)
Options	509	(20)	0	489	(2)	0
Forwards	8	0	0	5	0	0
Variable annuity and other living benefit feature embedded derivatives		(407)	212		(822)	412
Indexed universal life contracts		(108)	17		(153)	25
Total embedded derivatives(2)		(515)	229		(975)	437
Financial liabilities with interest rate risk(3):
Policyholders' account balances-investment contracts		(217)	1		(244)	1
Net estimated potential gain (loss)(4)			$55			$219
(1)Includes assets classified as "Fixed maturities, available-for-sale, at fair value" and "Fixed maturities, trading, at fair value."
(2)Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported gross of reinsurance.
(3)Excludes $5 billion as of both December 31, 2022 and 2021, of insurance reserve and deposit liabilities that are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and financial liabilities, including investment contracts.
(4)Excludes reinsurance recoverable which largely offsets the gains and losses of embedded derivatives related primarily to certain features associated with variable annuity contracts and "Policyholders' account balances-investment contracts."
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
We estimate our equity risk from a hypothetical 10% decline in equity benchmark levels. As of December 31, 2022, excluding the embedded derivatives associated with variable annuity contracts (generally reinsured to an affiliate as part of our risk management strategy as discussed above), the impact from this hypothetical scenario was primarily from embedded derivatives associated with indexed universal life contracts of fair value and hypothetical change in fair value of $(108) million and $3 million, respectively. While this scenario is for illustrative purposes only and does not reflect our expectations regarding future performance of equity markets, it does represent near-term, reasonably possible hypothetical changes that illustrate the potential impact of such event.
Market Risk Related to Foreign Currency Exchange Rates
The Company does not have significant market risk exposure to foreign exchange rates.

Derivatives
We use derivative financial instruments primarily to reduce market risk from changes in interest rates, equity prices and foreign currency exchange rates, including their use to alter interest rate or foreign currency exposures arising from mismatches between assets and liabilities. Our derivatives primarily include swaps, futures, options and forward contracts that are exchange-traded or contracted in the OTC market. For additional information regarding our derivative activities, see Note 4 to the Financial Statements.
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
FINANCIAL STATEMENTS INDEX

Management’s Annual Report on Internal Control Over Financial Reporting
Management of Pruco Life Insurance Company of New Jersey (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2022, of the Company’s internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.
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
March 20, 2023

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Pruco Life Insurance Company of New Jersey
Opinion on the Financial Statements
We have audited the accompanying statements of financial position of Pruco Life Insurance Company of New Jersey (the "Company") as of December 31, 2022 and 2021, and the related statements of operations and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2022 including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
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

Valuation of Guaranteed Benefit Features Associated with Certain Life Products Included in the Liability for Future Policy Benefits

As described in Notes 2, 5, 7 and 8 to the financial statements, the Company issues certain life insurance products that include certain contract features, including no-lapse guarantees. The liability for no-lapse guarantee features is grouped with guaranteed minimum death benefit ("GMDB") features in Note 8. For GMDB contract features, additional policyholder liabilities are established when associated assessments are recognized. As of December 31, 2022, the additional liability for these contract features was $560 million recorded within the liability for future policy benefits. As disclosed by management, this liability is established using current best estimate assumptions, including mortality rates, lapse rates, and premium pattern rates, as well as interest rate and equity market return assumptions, and is based on the ratio of the present value of total expected excess payments (i.e., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date.

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

Valuation of the Deferred Acquisition Costs Related to Universal Life and Variable Life Products

As described in Notes 2 and 6 to the financial statements, the Company defers acquisition costs that relate directly to the successful acquisition of new and renewal insurance business to the extent such costs are deemed recoverable from future profits. As of December 31, 2022, a significant portion of the $364 million of deferred policy acquisition costs ("DAC") are associated with universal life and variable life products. DAC related to universal life and variable life products is generally amortized over the expected life of the contracts in proportion to gross profits arising principally from investment margins, mortality and expense margins, and surrender charges. These margins are updated periodically based on historical and anticipated future experience. The DAC balance is regularly adjusted with a corresponding charge or credit to current period earnings for the impact of actual gross profits and changes in management’s projections of estimated future gross profits. DAC is subject to periodic recoverability testing.

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
March 20, 2023

We have served as the Company's auditor since 1996.

Pruco Life Insurance Company of New Jersey
Statements of Financial Position
December 31, 2022 and 2021 (in thousands, except share amounts)

	December 31, 2022	December 31, 2021
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2022 – $363; 2021 – $1,558) (amortized cost: 2022 – $1,990,718; 2021 – $1,762,211)	$1,719,488	$1,935,598
Fixed maturities, trading, at fair value (amortized cost: 2022 – $27,566; 2021 – $36,863)	23,782	36,456
Equity securities, at fair value (cost: 2022 – $4,614; 2021 – $4,660)	4,358	5,937
Policy loans	212,063	210,730
Short-term investments	7,000	9,997
Commercial mortgage and other loans (net of $408 and $246 allowance for credit losses at December 31, 2022 and December 31, 2021, respectively)	148,179	115,576
Other invested assets (includes $2,389 and $10,027 of assets measured at fair value at December 31, 2022 and 2021, respectively)	129,528	124,327
Total investments	2,244,398	2,438,621
Cash and cash equivalents	255,767	136,316
Deferred policy acquisition costs	364,494	290,299
Accrued investment income	25,222	22,539
Reinsurance recoverables	3,258,526	3,601,212
Receivables from parent and affiliates	19,348	21,438
Income tax assets	67,126	5,842
Other assets	16,207	17,581
Separate account assets	13,926,958	17,922,367
TOTAL ASSETS	$20,178,046	$24,456,215
LIABILITIES AND EQUITY
LIABILITIES
Policyholders' account balances	$2,763,730	$2,608,640
Future policy benefits	2,303,407	2,757,941
Payables to parent and affiliates	7,546	2,432
Other liabilities	147,908	194,123
Separate account liabilities	13,926,958	17,922,367
Total liabilities	19,149,549	23,485,503
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 14)
EQUITY
Common stock ($5 par value; 400,000 shares authorized; issued and outstanding)	2,000	2,000
Additional paid-in capital	775,412	450,102
Retained earnings	439,236	387,957
Accumulated other comprehensive income (loss)	(188,151)	130,653
Total equity	1,028,497	970,712
TOTAL LIABILITIES AND EQUITY	$20,178,046	$24,456,215

See Notes to Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Statements of Operations and Comprehensive Income
Years Ended December 31, 2022, 2021 and 2020 (in thousands)

	2022	2021	2020
REVENUES
Premiums	$34,901	$29,945	$21,660
Policy charges and fee income	85,416	89,781	74,202
Net investment income	98,392	100,491	82,995
Asset administration fees	8,480	8,875	6,744
Other income (loss)	(2,153)	781	6,365
Realized investment gains (losses), net	13,416	1,968	1,871
TOTAL REVENUES	238,452	231,841	193,837
BENEFITS AND EXPENSES
Policyholders’ benefits	55,094	48,516	41,887
Interest credited to policyholders’ account balances	47,578	43,004	44,096
Amortization of deferred policy acquisition costs	24,512	24,203	18,119
General, administrative and other expenses	58,570	52,194	47,703
TOTAL BENEFITS AND EXPENSES	185,754	167,917	151,805
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	52,698	63,924	42,032
Income tax expense (benefit)	1,419	4,417	(6,339)
NET INCOME (LOSS)	$51,279	$59,507	$48,371
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(336)	(259)	250
Net unrealized investment gains (losses)	(403,214)	(69,049)	126,043
Total	(403,550)	(69,308)	126,293
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(84,746)	(14,554)	26,521
Other comprehensive income (loss), net of taxes	(318,804)	(54,754)	99,772
Comprehensive income (loss)	$(267,525)	$4,753	$148,143

See Notes to Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Statements of Equity
Years Ended December 31, 2022, 2021 and 2020 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2019	$2,000	$268,021	$280,246	$85,635	$635,902
Cumulative effect of adoption of accounting changes(1)			(167)		(167)
Contributed capital		85,112			85,112
Contributed (distributed) capital- parent/child asset transfers		(4,398)			(4,398)
Comprehensive income (loss):
Net income (loss)			48,371		48,371
Other comprehensive income (loss), net of tax				99,772	99,772
Total comprehensive income (loss)					148,143
Balance, December 31, 2020	2,000	348,735	328,450	185,407	864,592
Contributed capital		101,300			101,300
Contributed (distributed) capital- parent/child asset transfers		67			67
Comprehensive income (loss):
Net income (loss)			59,507		59,507
Other comprehensive income (loss), net of tax				(54,754)	(54,754)
Total comprehensive income (loss)					4,753
Balance, December 31, 2021	2,000	450,102	387,957	130,653	970,712
Contributed capital		326,700			326,700
Contributed (distributed) capital- parent/child asset transfers		(1,390)			(1,390)
Comprehensive income (loss):
Net income (loss)			51,279		51,279
Other comprehensive income (loss), net of tax				(318,804)	(318,804)
Total comprehensive income (loss)					(267,525)
Balance, December 31, 2022	$2,000	$775,412	$439,236	$(188,151)	$1,028,497
(1)Includes the impact from the adoption of Accounting Standards Update ("ASU") 2016-13. See Note 2.

See Notes to Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Statements of Cash Flows
Years Ended December 31, 2022, 2021 and 2020 (in thousands)

	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$51,279	$59,507	$48,371
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities:
Policy charges and fee income	(19,960)	(21,724)	(24,935)
Interest credited to policyholders’ account balances	47,578	43,004	44,096
Realized investment (gains) losses, net	(13,416)	(1,968)	(1,871)
Change in:
Future policy benefits	222,224	294,654	289,417
Reinsurance recoverables	(268,022)	(209,431)	(272,450)
Accrued investment income	(2,683)	(1,291)	(1,709)
Net payables to/receivables from parent and affiliates	3,073	(4,223)	(8,567)
Deferred policy acquisition costs	(38,058)	(58,421)	(58,425)
Income taxes	23,831	(2,127)	(8,215)
Derivatives, net	4,514	25,229	5,305
Other, net(1)	424	7,329	(9,467)
Cash flows from (used in) operating activities	10,784	130,538	1,550
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	101,647	101,100	60,422
Fixed maturities, trading	6,251	580	0
Equity securities	45	0	3,591
Policy loans	28,786	28,007	26,439
Ceded policy loans	(1,687)	(1,827)	(1,434)
Short-term investments	9,997	32	0
Commercial mortgage and other loans	18,108	21,360	14,559
Other invested assets	3,014	6,414	1,908
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(335,123)	(226,125)	(181,796)
Fixed maturities, trading	0	(19,724)	(3,497)
Equity securities	(182)	0	(2)
Policy loans	(21,782)	(17,769)	(19,774)
Ceded policy loans	2,033	1,770	3,602
Short-term investments	(7,000)	(9,997)	0
Commercial mortgage and other loans	(51,654)	(3,912)	(3,978)
Other invested assets	(16,508)	(23,513)	(11,046)
Notes receivable from parent and affiliates, net	(36)	(33)	1,391
Derivatives, net	3,806	1,301	505
Other, net	4,053	(785)	149
Cash flows from (used in) investing activities	(256,232)	(143,121)	(108,961)

	2022	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	496,074	559,970	529,874
Ceded policyholders’ account deposits	(313,962)	(331,276)	(347,786)
Policyholders’ account withdrawals	(384,210)	(514,729)	(327,130)
Ceded policyholders’ account withdrawals	240,291	248,163	248,680
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	0	(2,725)	244
Contributed capital	325,400	100,000	0
Contributed (distributed) capital - parent/child asset transfers	(1,759)	85	(165)
Net change in financing arrangements (maturities 90 days or less)	0	0	(89)
Drafts outstanding	5,501	(1,804)	9,111
Other, net	(2,436)	22,688	7,275
Cash flows from (used in) financing activities	364,899	80,372	120,014
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	119,451	67,789	12,603
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	136,316	68,527	55,924
CASH AND CASH EQUIVALENTS, END OF YEAR	$255,767	$136,316	$68,527
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refund)	$(22,412)	$6,543	$1,880
Interest paid	$0	$18	$18
(1)Prior periods have been reclassified to conform to the current period presentation.
Significant Non-Cash Transactions
There were no significant non-cash transactions for the years ended December 31, 2022 and 2021. The Company received $85 million of non-cash assets from its parent, Pruco Life Insurance Company for the year ended December 31, 2020. See Note 13 for additional information.

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

COVID-19

Since the first quarter of 2020, the novel coronavirus (“COVID-19”) has resulted in extreme stress and disruption in the global economy and financial markets. The pandemic has adversely impacted, and may continue to adversely impact, the Company's results of operations, financial condition and cash flows. The risks have manifested, and may continue to manifest, in the Company's financial statements in the areas of, among others, (i) insurance liabilities and related balances: potential changes to assumptions regarding investment returns, mortality and policyholder behavior which are reflected in our insurance liabilities and certain related balances (e.g., DAC, etc.); and (ii) investments: increased risk of loss on our investments due to default or deterioration in credit quality or value. The Company cannot predict what impact the COVID-19 pandemic will ultimately have on its businesses.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Out of Period Adjustments

During the three months ended June 30, 2022, the Company recorded out of period adjustments resulting in an aggregate net charge of $2 million to “Income (loss) from operations before income taxes”. These adjustments related to reserves for certain universal and variable life products and certain portions of reinsurance activity.

During the three months ended September 30, 2022, the Company recorded out of period adjustments resulting in an aggregate net charge of $6 million to “Income (loss) from operations before income taxes”. These adjustments were primarily related to a portion of the ceding and expense allowance incorrectly recorded in the second quarter of 2022, with no net impact to the 2022 financial statements.

The aggregate impact of out of period adjustments recorded in 2022 was a net charge of $3 million to "Income (loss) from operations before income taxes".

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

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

Fixed maturities, trading, at fair value ("Trading debt securities") includes debt securities that are carried at fair value. See Note 5 for additional information regarding the determination of fair value. Realized and unrealized gains and losses for these investments are reported in “Other income (loss),” and interest income from these investments is reported in “Net investment income”.

Equity securities, at fair value consists of common stock and mutual fund shares carried at fair value. Realized and unrealized gains and losses on these investments are reported in “Other income (loss),” and dividend income is reported in “Net investment income” on the ex-dividend date.

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

Commercial mortgage and other loans consist of commercial mortgage loans and agricultural property loans. Commercial mortgage and other loans held for investment are generally carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses and net of any current expected credit loss ("CECL") allowance. Certain off-balance sheet credit exposures (e.g., indemnification of serviced mortgage loans, and certain unfunded mortgage loan commitments where the Company cannot unconditionally cancel the commitment) are also subject to a CECL allowance. See Note 14 for additional information.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related ASUs, using a modified retrospective method for certain financial assets carried at amortized cost and certain off-balance sheet exposures. Adoption of these ASUs requires an entity to estimate lifetime credit losses for certain financial assets carried at amortized cost and certain off-balance sheet exposures based on relevant information about past events, current conditions, and reasonable and supportable forecasts that may affect the collectability of reported amounts. The most significant impact is from modifications made to the Company’s process for measuring credit losses for its commercial mortgage and other loans classified as held for investment. The impact of the standard resulted in a cumulative effect adjustment to opening retained earnings in the amount of $0.2 million, primarily related to commercial mortgage and other loans. The impact of adoption is not material to the following financial statement line items: income taxes payable and other liabilities. The prospective adoption of the portions of the standard related to fixed maturities, available-for-sale resulted in no impact to opening retained earnings.

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
Notes to Financial Statements—(Continued)

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

Securities repurchase and resale agreements that satisfy certain criteria are treated as secured borrowing or secured lending arrangements. These agreements are carried at the amounts at which the securities will be subsequently resold or reacquired, as specified in the respective transactions. For securities purchased under agreements to resell, the Company’s policy is to take possession or control of the securities either directly or through a third-party custodian. These securities are valued daily, and additional securities or cash collateral is received, or returned, when appropriate to protect against credit exposure. Securities to be resold are the same, or substantially the same, as the securities received. The majority of these transactions are with large brokerage firms and large banks. For securities sold under agreements to repurchase, the market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. The Company obtains collateral in an amount at least equal to 95% of the fair value of the securities sold. Securities to be repurchased are the same, or substantially the same, as those sold. The majority of these transactions are with highly rated money market funds. Income and expenses related to these transactions executed within the insurance companies used to earn spread income are reported as “Net investment income.”

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

REVENUES, BENEFITS AND EXPENSES

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
Notes to Financial Statements—(Continued)

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

Other income (loss) includes realized and unrealized gains or losses from investments reported as “Fixed maturities, trading, at fair value”, “Equity securities, at fair value”, and “Other invested assets” that are measured at fair value.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

RECENT ACCOUNTING PRONOUNCEMENTS
Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of ASUs to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of December 31, 2022, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASU issued but not yet adopted as of December 31, 2022 — ASU 2018-12

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

The Company has an established governance framework to manage the implementation of the standard. The Company has substantially completed its implementation efforts including, but not limited to, implementing refinements to key accounting policy decisions, modifications to actuarial valuation models, updates to data sourcing capabilities, automation of key financial reporting and analytical processes and updates to internal control over financial reporting and disclosure.

ASU 2018-12 will impact, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company. The Company expects the standard to have a significant financial impact on the Financial Statements and will significantly increase disclosures. As of the January 1, 2021 transition date, the Company estimates that the implementation of the standard will result in approximately a $150 million decrease to $50 million increase to "Total equity", largely from remeasuring in force contract liabilities using upper-medium grade fixed income instrument yields as of the transition date and from other changes in reserves. As of September 30, 2022, the Company does not expect the estimated impacts to change significantly. In addition to the impacts to the balance sheet, the Company also expects an impact to the pattern of earnings emergence following the transition date.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Outlined below are four key areas of change, although there are other less significant policy changes not noted below.

ASU 2018-12 Amended Topic	Description	Method of adoption	Effect on the financial statements or other significant matters
Cash flow assumptions used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products	Requires an entity to review, and if necessary, update the cash flow assumptions used to measure the liability for future policy benefits, for both changes in future assumptions and actual experience, at least annually using a retrospective update method with a cumulative catch-up adjustment recorded in a separate line item in the Statements of Operations.	An entity may choose one of two adoption methods for the liability for future policy benefits: (1) a modified retrospective transition method whereby the entity may choose to apply the amendments to contracts in force as of the beginning of the prior year (if early adoption is elected) or as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in Accumulated other comprehensive income (loss) ("AOCI") or (2) a full retrospective transition method.	The Company will adopt this guidance effective January 1, 2023 using the modified retrospective transition method. As a result of the modified retrospective transition method, the Company expects the vast majority of the impact of updating cash flow assumptions as of the transition date to be reflected in the pattern of earnings in subsequent periods.
Discount rate assumption used to measure the liability for future policy benefits for non-participating traditional and limited-pay insurance products	Requires discount rate assumptions to be based on an upper-medium grade fixed income instrument yield, which will be updated each quarter with the impact recorded through OCI. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the discount rate assumptions.	As noted above, an entity may choose either a modified retrospective transition method or full retrospective transition method for the liability for future policy benefits. Under either method, for balance sheet remeasurement purposes, the liability for future policy benefits will be remeasured using current discount rates as of either the beginning of the prior year (if early adoption is elected) or the beginning of the earliest period presented with the impact recorded as a cumulative effect adjustment to AOCI.	As noted above, the Company will adopt the guidance for the liability for future policy benefits effective January 1, 2023 using the modified retrospective transition method. The Company expects an impact to AOCI as a result of remeasuring in force contract liabilities using upper-medium grade fixed income instrument yields as of the adoption date. The adjustment will largely reflect the difference between discount rates locked-in at contract inception versus discount rates as of the adoption date.
Amortization of DAC and other balances	Requires DAC and other balances, such as unearned revenue reserves and DSI, to be amortized on a constant level basis over the expected term of the related contract, independent of expected profitability.	An entity may apply one of two adoption methods: (1) a modified retrospective transition method whereby the entity may choose to apply the amendments to contracts in force as of the beginning of the prior year (if early adoption is elected) or as of the beginning of the earliest period presented on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI or (2) if an entity chooses a full retrospective transition method for its liability for future policy benefits, as described above, it is required to also use a full retrospective transition method for DAC and other balances.	The Company will adopt this guidance effective January 1, 2023 using the modified retrospective transition method. Under the modified retrospective transition method, the Company does not expect a significant impact to the balance sheet, other than the impact of the removal of any related amounts in AOCI.
Market Risk Benefits ("MRB")	Requires an entity to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value, and record MRB assets and liabilities separately on the Statements of Financial Position. Changes in fair value of market risk benefits are recorded in net income, except for the portion of the change in MRB liabilities attributable to changes in an entity’s non-performance risk ("NPR"), which is recognized in OCI.	An entity shall adopt the guidance for market risk benefits using the retrospective transition method which includes a cumulative-effect adjustment on the balance sheet as of either the beginning of prior year (if early adoption is elected) or the beginning of the earliest period presented. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the balance of the market risk benefits upon adoption.	The Company will adopt this guidance effective January 1, 2023 using the retrospective transition method. Upon adoption, the Company expects a decrease to "Retained earnings" and an offsetting increase to AOCI from reclassifying the cumulative effect of changes in NPR from retained earnings to AOCI. There will be an impact to “Retained earnings” for the difference between the fair value and carrying value of benefits not currently measured at fair value (e.g., guaranteed minimum death benefits on variable annuities).

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

ASU 2022-05, Financial Services – Insurance (Topic 944) Transition for Sold Contracts was issued on December 15, 2022, to amend the transition guidance in ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The amendment allows an insurance entity to make an accounting policy election to not apply ASU 2018-12 to contracts or legal entities sold or disposed of before the effective date, and in which the insurance entity has no significant continuing involvement with the derecognized contracts. An insurance entity is permitted to apply the policy election on a transaction by transaction basis to each sale or disposal transaction. An insurance entity is required to disclose whether it has chosen to apply this accounting policy election and provide a qualitative description of the sale or disposal transactions to which the accounting policy election is applied. The Company does not currently intend to apply this accounting policy election.

Other ASU issued but not yet adopted as of December 31, 2022

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosure	This ASU eliminates the accounting guidance for TDR for creditors and adds enhanced disclosure requirements for certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty. Following adoption of the ASU, all loan refinancings and restructurings are subject to the modification guidance in ASC 310-20. This ASU also amends the guidance on the vintage disclosures to require disclosure of current-period gross write-offs by year of origination.
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

3. INVESTMENTS
Fixed Maturity Securities
The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$62,210	$0	$1,074	$0	$61,136
Obligations of U.S. states and their political subdivisions	165,109	421	6,315	0	159,215
Foreign government bonds	87,853	1	15,891	0	71,963
U.S. public corporate securities	1,062,342	1,943	180,880	0	883,405
U.S. private corporate securities	186,123	141	13,465	358	172,441
Foreign public corporate securities	138,717	28	25,783	0	112,962
Foreign private corporate securities	133,074	523	21,562	0	112,035
Asset-backed securities(1)	18,358	272	256	0	18,374
Commercial mortgage-backed securities	124,486	0	8,595	0	115,891
Residential mortgage-backed securities(2)	12,446	92	467	5	12,066
Total fixed maturities, available-for-sale	$1,990,718	$3,421	$274,288	$363	$1,719,488
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	December 31, 2022
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$61,136	$1,074	$0	$0	$61,136	$1,074
Obligations of U.S. states and their political subdivisions	113,693	6,315	0	0	113,693	6,315
Foreign government bonds	46,826	5,741	24,746	10,150	71,572	15,891
U.S. public corporate securities	704,906	111,763	155,138	69,117	860,044	180,880
U.S. private corporate securities	149,670	11,857	9,273	1,608	158,943	13,465
Foreign public corporate securities	69,310	11,016	38,996	14,767	108,306	25,783
Foreign private corporate securities	62,044	12,499	33,858	9,063	95,902	21,562
Asset-backed securities	5,570	160	3,289	96	8,859	256
Commercial mortgage-backed securities	110,820	8,398	5,071	197	115,891	8,595
Residential mortgage-backed securities	10,509	467	0	0	10,509	467
Total fixed maturities, available-for-sale	$1,334,484	$169,290	$270,371	$104,998	$1,604,855	$274,288

	December 31, 2021
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
Foreign government bonds	$17,306	$928	$2,072	$74	$19,378	$1,002
U.S. public corporate securities	72,360	1,255	42,496	1,739	114,856	2,994
U.S. private corporate securities	2,349	27	979	25	3,328	52
Foreign public corporate securities	9,439	192	6,726	452	16,165	644
Foreign private corporate securities	18,912	596	11,402	1,419	30,314	2,015
Asset-backed securities	3,426	4	0	0	3,426	4
Commercial mortgage-backed securities	3,083	7	0	0	3,083	7
Total fixed maturities, available-for-sale	$126,875	$3,009	$63,675	$3,709	$190,550	$6,718

As of December 31, 2022 and 2021, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $269.6 million and $5.3 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $4.7 million and $1.4 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of December 31, 2022, the $105.0 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, consumer non-cyclical and capital goods sectors. As of December 31, 2021, the $3.7 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the consumer non-cyclical, finance and capital goods sectors.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at December 31, 2022. This conclusion was based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of December 31, 2022, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	December 31, 2022
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$40,526	$39,539
Due after one year through five years	240,259	226,070
Due after five years through ten years	154,492	140,664
Due after ten years	1,400,151	1,166,884
Asset-backed securities	18,358	18,374
Commercial mortgage-backed securities	124,486	115,891
Residential mortgage-backed securities	12,446	12,066
Total fixed maturities, available-for-sale	$1,990,718	$1,719,488
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed and residential mortgage-backed securities are shown separately in the table above, as they do not have a single maturity date.
The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs, and the allowance for credit losses of fixed maturities, for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$37,605	$49,835	$4,085
Proceeds from maturities/prepayments	64,177	49,793	57,837
Gross investment gains from sales and maturities	224	708	(4)
Gross investment losses from sales and maturities	(5,451)	(1,024)	(43)
Write-downs recognized in earnings(2)	0	0	(625)
(Addition to) release of allowance for credit losses	1,195	(1,558)	0
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $(0.1) million, $1.5 million and $(1.5) million for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)Amounts represent write-downs of credit adverse securities and securities actively marketed for sale.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the dates indicated:

	Year Ended December 31, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$1,558	$0	$0	$0	$1,558
Additions (reductions) on securities with previous allowance	0	0	(1,200)	0	0	1	(1,199)
Additions to allowance for credit losses not previously recorded	0	0	0	0	0	4	4
Balance, end of period	$0	$0	$358	$0	$0	$5	$363

	Year Ended December 31, 2021
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$0	$0	$0	$0	$0
Additions to allowance for credit losses not previously recorded	0	0	1,558	0	0	0	1,558
Balance, end of period	$0	$0	$1,558	$0	$0	$0	$1,558

For the year ended December 31, 2020, there was no activity in the allowance for credit losses for fixed maturity securities.

See Note 2 for additional information about the Company's methodology for developing our allowance for credit losses.

For the year ended December 31, 2022, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to a net release on restructured private corporate securities within the transportation sector.

For the year ended December 31, 2021, the net increase in the allowance for credit losses for fixed maturity securities was primarily related to adverse projected cash flows on securities in the transportation sector within private corporate securities.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of both December 31, 2022 and 2021.

Fixed Maturities, Trading
The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $(3.4) million, $(2.0) million and $2.1 million during the years ended December 31, 2022, 2021 and 2020, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Equity Securities
The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $(1.5) million, $(0.3) million and $(0.8) million during the years ended December 31, 2022, 2021 and 2020, respectively.
Commercial Mortgage and Other Loans
The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	December 31, 2022		December 31, 2021
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$62,434	42.0%	$42,188	36.4%
Hospitality	12,996	8.7	13,709	11.8
Industrial	17,132	11.5	17,356	15.0
Office	10,568	7.1	16,880	14.6
Other	7,767	5.2	7,927	6.8
Retail	22,123	14.9	15,511	13.4
Total commercial mortgage loans	133,020	89.4	113,571	98.0
Agricultural property loans	15,567	10.6	2,251	2.0
Total commercial mortgage and agricultural property loans	148,587	100.0%	115,822	100.0%
Allowance for credit losses	(408)		(246)
Total net commercial mortgage and agricultural property loans	$148,179		$115,576

As of December 31, 2022, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in Florida (12%), New York (10%), Oregon (9%) and included loans secured by properties in Europe (3%) and Mexico (3%).

The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Balance at December 31, 2019	$164	$1	$165
Cumulative effect of adoption of ASU 2016-13	204	0	204
Addition to (release of) allowance for expected losses	72	(1)	71
Balance at December 31, 2020	$440	$0	$440
Addition to (release of) allowance for expected losses	(194)	0	(194)
Balance at December 31, 2021	$246	$0	$246
Addition to (release of) allowance for expected losses	159	3	162
Balance at December 31, 2022	$405	$3	$408
See Note 2 for additional information about the Company's methodology for developing our allowance and expected losses.
For the year ended December 31, 2022, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to an increase in the general allowance due to declining market conditions and loan originations.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	December 31, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
	(in thousands)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$20,000	$792	$0	$9,993	$1,387	$48,812	$80,984
60%-69.99%	15,000	1,615	2,198	18,982	0	1,016	38,811
70%-79.99%	0	347	0	3,855	0	7,213	11,415
80% or greater	0	0	0	0	0	1,810	1,810
Total	$35,000	$2,754	$2,198	$32,830	$1,387	$58,851	$133,020
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$35,000	$2,754	$2,198	$27,697	$1,387	$40,285	$109,321
1.0 - 1.2x	0	0	0	0	0	8,809	8,809
Less than 1.0x	0	0	0	5,133	0	9,757	14,890
Total	$35,000	$2,754	$2,198	$32,830	$1,387	$58,851	$133,020
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$1,078	$1,092	$0	$0	$0	$1,052	$3,222
60%-69.99%	12,345	0	0	0	0	0	12,345
70%-79.99%	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0
Total	$13,423	$1,092	$0	$0	$0	$1,052	$15,567
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$13,423	$1,092	$0	$0	$0	$1,052	$15,567
1.0 - 1.2x	0	0	0	0	0	0	0
Less than 1.0x	0	0	0	0	0	0	0
Total	$13,423	$1,092	$0	$0	$0	$1,052	$15,567

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	December 31, 2022
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$133,020	$0	$0	$0	$133,020	$0
Agricultural property loans	15,567	0	0	0	15,567	0
Total	$148,587	$0	$0	$0	$148,587	$0
(1)As of December 31, 2022, there were no loans in this category accruing interest.
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

For the year ended December 31, 2022, there were $3.4 million of commercial mortgage and other loans acquired, other than those through direct origination, and there were $3.8 million of commercial mortgage and other loans sold.

For the year ended December 31, 2021, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration, as of both December 31, 2022 and 2021.

Other Invested Assets
The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	December 31,
	2022	2021
	(in thousands)
Company's investment in separate accounts	$0	$4,053
LPs/LLCs:
Equity method:
Private equity	74,468	63,705
Hedge funds	42,472	38,216
Real estate-related	10,199	8,326
Subtotal equity method	127,139	110,247
Fair value:
Private equity	279	400
Hedge funds	55	66
Real estate-related	2,055	2,374
Subtotal fair value	2,389	2,840
Total LPs/LLCs	129,528	113,087
Derivative instruments	0	7,187
Total other invested assets	$129,528	$124,327

Equity Method Investments

The following tables set forth summarized combined financial information for significant LP/LLC interests accounted for under the equity method. Changes between periods in the tables below reflect changes in the activities within the LPs/LLCs, as well as changes in the Company’s level of investment in such entities.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	December 31,
	2022	2021
	(in thousands)
STATEMENTS OF FINANCIAL POSITION
Total assets(1)	$2,012,092	$1,950,577
Total liabilities	$0	$0
Partners’ capital	2,012,092	1,950,577
Total liabilities and partners’ capital	$2,012,092	$1,950,577
Total liabilities and partners’ capital included above	$37,626	$36,671
Equity in LP/LLC interests not included above	89,513	73,576
Carrying value	$127,139	$110,247
(1)Amount represents gross assets of each fund where the Company has a significant investment. These assets consist primarily of investments in securities and other miscellaneous assets.

	December 31,
	2022	2021	2020
	(in thousands)
STATEMENTS OF OPERATIONS
Total revenue(1)	$51,084	$154,144	$168,120
Total expenses	0	0	0
Net earnings (losses)	$51,084	$154,144	$168,120
Equity in net earnings (losses) included above	$955	$2,898	$3,144
Equity in net earnings (losses) of LP/LLC interests not included above	5,836	16,814	3,858
Total equity in net earnings (losses)	$6,791	$19,712	$7,002
(1)Amount represents gross revenue of each fund where the Company has a significant investment. This revenue consists of income from investments in securities and other income.

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	December 31,
	2022	2021
	(in thousands)
Fixed maturities	$18,653	$16,561
Equity securities	1	1
Commercial mortgage and other loans	352	301
Policy loans	5,612	5,670
Short-term investments and cash equivalents	604	6
Total accrued investment income	$25,222	$22,539

There were $0.0 million and $0.1 million of write-downs on accrued investment income for the years ended December 31, 2022 and 2021.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Net Investment Income
The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Fixed maturities, available-for-sale	$73,656	$65,882	$61,250
Fixed maturities, trading	1,012	827	542
Equity securities	364	363	363
Commercial mortgage and other loans	4,609	5,654	5,485
Policy loans	10,427	11,414	11,597
Other invested assets	8,873	20,660	7,509
Short-term investments and cash equivalents	3,384	46	431
Gross investment income	102,325	104,846	87,177
Less: investment expenses	(3,933)	(4,355)	(4,182)
Net investment income	$98,392	$100,491	$82,995
There were no non-income producing assets as of December 31, 2022. Non-income producing assets represent investments that had not produced income for the twelve months preceding December 31, 2022.

Realized Investment Gains (Losses), Net
The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Fixed maturities(1)	$(4,032)	$(1,874)	$(672)
Commercial mortgage and other loans	(153)	194	(71)
Other invested assets	(51)	625	(51)
Derivatives	17,704	3,002	2,721
Short-term investments and cash equivalents	(52)	21	(56)
Realized investment gains (losses), net	$13,416	$1,968	$1,871
(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

Net Unrealized Gains (Losses) on Investments within AOCI
The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	December 31,
	2022	2021	2020
	(in thousands)
Fixed maturity securities, available-for-sale without an allowance	$(270,867)	$174,945	$258,325
Derivatives designated as cash flow hedges(1)	14,102	5,407	(2,998)
Affiliated notes	59	194	254
Other investments	122	260	143
Net unrealized gains (losses) on investments	$(256,584)	$180,806	$255,724
(1)For more information on cash flow hedges, see Note 4.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Repurchase Agreements and Securities Lending
In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both December 31, 2022 and 2021, the Company had no repurchase agreements.

Securities Pledged, Restricted Assets and Special Deposits
The Company pledges as collateral investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase, collateralized borrowings and postings of collateral with derivative counterparties.
In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities purchased under agreements to resell. As of both December 31, 2022 and 2021, there were no collateral that could be sold or repledged.
As of December 31, 2022 and 2021, there were available-for-sale fixed maturities of $0.0 million and $0.5 million, respectively, on deposit with governmental authorities or trustees as required by certain insurance laws.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	December 31, 2022			December 31, 2021
Primary Underlying Risk/Instrument Type	Gross Notional	Fair Value		Gross Notional	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$117,015	$14,281	$(516)	$124,950	$4,416	$(291)
Total Derivatives Designated as Hedge Accounting Instruments:	$117,015	$14,281	$(516)	$124,950	$4,416	$(291)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$30,200	$0	$(383)	$30,200	$2,757	$0
Credit
Credit Default Swaps	0	0	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	24,035	2,957	0	35,204	2,685	(637)
Foreign Currency
Foreign Currency Forwards	7,520	3	(368)	4,667	66	(9)
Equity
Equity Options	509,200	555	(20,562)	488,850	18,761	(20,561)
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	$570,955	$3,515	$(21,313)	$558,921	$24,269	$(21,207)
Total Derivatives(1)(2)	$687,970	$17,796	$(21,829)	$683,871	$28,685	$(21,498)
(1)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $407 million and $822 million as of December 31, 2022 and 2021, respectively included in “Future policy benefits” and $108 million and $153 million as of December 31, 2022 and 2021, respectively included in “Policyholders’ account balances". The fair value of the related reinsurance, included in "Reinsurance recoverables" or "Other liabilities" was an asset of $407 million and $822 million as of December 31, 2022 and 2021, respectively.
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	December 31, 2022
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$17,796	$(17,796)	$0	$0	$0
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$17,796	$(17,796)	$0	$0	$0
Offsetting of Financial Liabilities:
Derivatives	$21,829	$(17,796)	$4,033	$(4,033)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$21,829	$(17,796)	$4,033	$(4,033)	$0

	December 31, 2021
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$28,685	$(21,498)	$7,187	$(7,187)	$0
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$28,685	$(21,498)	$7,187	$(7,187)	$0
Offsetting of Financial Liabilities:
Derivatives	$21,498	$(21,498)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$21,498	$(21,498)	$0	$0	$0
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

	Year Ended December 31, 2022
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$1,802	$1,891	$1,202	$8,695
Total cash flow hedges	1,802	1,891	1,202	8,695
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(2,666)	0	0	0
Currency	493	0	0	0
Currency/Interest Rate	2,100	0	35	0
Credit	0	0	0	0
Equity	(13,420)	0	0	0
Embedded Derivatives	29,395	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	15,902	0	35	0
Total	$17,704	$1,891	$1,237	$8,695

	Year Ended December 31, 2021
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$245	$1,583	$464	$8,405
Total cash flow hedges	245	1,583	464	8,405
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(815)	0	0	0
Currency	252	0	0	0
Currency/Interest Rate	2,519	0	6	0
Credit	(4)	0	0	0
Equity	8,334	0	0	0
Embedded Derivatives	(7,529)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	2,757	0	6	0
Total	$3,002	$1,583	$470	$8,405

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2020
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$106	$1,868	$(1,016)	$(6,191)
Total cash flow hedges	106	1,868	(1,016)	(6,191)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,919	0	0	0
Currency	(174)	0	0	0
Currency/Interest Rate	(894)	0	(25)	0
Credit	(88)	0	0	0
Equity	4,603	0	0	0
Embedded Derivatives	(2,751)	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	2,615	0	(25)	0
Total	$2,721	$1,868	$(1,041)	$(6,191)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2019	$3,193
Amount recorded in AOCI
Currency/Interest Rate	(5,233)
Total amount recorded in AOCI	(5,233)
Amount reclassified from AOCI to income
Currency/Interest Rate	(958)
Total amount reclassified from AOCI to income	(958)
Balance, December 31, 2020	$(2,998)
Amount recorded in AOCI
Currency/Interest Rate	10,697
Total amount recorded in AOCI	10,697
Amount reclassified from AOCI to income
Currency/Interest Rate	(2,292)
Total amount reclassified from AOCI to income	(2,292)
Balance, December 31, 2021	$5,407
Amount recorded in AOCI
Currency/Interest Rate	13,590
Total amount recorded in AOCI	13,590
Amount reclassified from AOCI to income
Currency/Interest Rate	(4,895)
Total amount reclassified from AOCI to income	(4,895)
Balance, December 31, 2022	$14,102

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using December 31, 2022 values, it is estimated that a pre-tax gain of $1.8 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending December 31, 2023.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

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
Credit Derivatives
The Company has no exposure from credit derivative positions where it has written or purchased credit protection as of December 31, 2022 and 2021.
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
Level 2 - Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not trade in active markets because they are not publicly available), certain cash equivalents, short-term investments and certain OTC derivatives.
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

	December 31, 2022
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$61,136	$0	$	$61,136
Obligations of U.S. states and their political subdivisions	0	159,215	0		159,215
Foreign government bonds	0	71,963	0		71,963
U.S. corporate public securities	0	883,405	0		883,405
U.S. corporate private securities	0	168,638	3,803		172,441
Foreign corporate public securities	0	112,962	0		112,962
Foreign corporate private securities	0	112,035	0		112,035
Asset-backed securities(2)	0	18,374	0		18,374
Commercial mortgage-backed securities	0	95,190	20,701		115,891
Residential mortgage-backed securities	0	12,066	0		12,066
Subtotal	0	1,694,984	24,504		1,719,488
Fixed maturities, trading	0	23,782	0		23,782
Equity securities	0	67	4,291		4,358
Short-term investments	0	3,000	0		3,000
Cash equivalents	0	245,302	0		245,302
Other invested assets(3)	0	17,796	0	(17,796)	0
Reinsurance recoverables	0	0	406,904		406,904
Receivables from parent and affiliates	0	688	0		688
Subtotal excluding separate account assets	0	1,985,619	435,699	(17,796)	2,403,522
Separate account assets(4)(5)	0	12,014,623	0		12,014,623
Total assets	$0	$14,000,242	$435,699	$(17,796)	$14,418,145
Future policy benefits(6)	$0	$0	$406,904	$	$406,904
Policyholders' account balances	0	0	108,144		108,144
Payables to parent and affiliates	0	21,829	0	(17,796)	4,033
Total liabilities	$0	$21,829	$515,048	$(17,796)	$519,081

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	December 31, 2021
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$13,505	$0	$	$13,505
Obligations of U.S. states and their political subdivisions	0	179,010	0		179,010
Foreign government bonds	0	100,791	0		100,791
U.S. corporate public securities	0	1,022,585	0		1,022,585
U.S. corporate private securities	0	199,070	2,605		201,675
Foreign corporate public securities	0	113,183	0		113,183
Foreign corporate private securities	0	121,644	21,714		143,358
Asset-backed securities(2)	0	17,277	0		17,277
Commercial mortgage-backed securities	0	114,081	27,274		141,355
Residential mortgage-backed securities	0	2,859	0		2,859
Subtotal	0	1,884,005	51,593		1,935,598
Fixed maturities, trading	0	36,456	0		36,456
Equity securities	0	125	5,812		5,937
Short-term investments	9,997	0	0		9,997
Cash equivalents	0	128,719	0		128,719
Other invested assets(3)	0	28,685	0	(21,498)	7,187
Reinsurance recoverables	0	0	821,596		821,596
Receivables from parent and affiliates	0	788	0		788
Subtotal excluding separate account assets	9,997	2,078,778	879,001	(21,498)	2,946,278
Separate account assets(4)(5)	0	15,731,959	0		15,731,959
Total assets	$9,997	$17,810,737	$879,001	$(21,498)	$18,678,237
Future policy benefits(6)	$0	$0	$821,596	$	$821,596
Policyholders' account balances	0	0	153,127		153,127
Payables to parent and affiliates	0	21,498	0	(21,498)	0
Total liabilities	$0	$21,498	$974,723	$(21,498)	$974,723
(1)“Netting” amounts represent cash collateral of $0 million as of both December 31, 2022 and 2021.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. At December 31, 2022 and 2021, the fair values of such investments was $2.4 million and $2.8 million, respectively
(4)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). At December 31, 2022 and 2021, the fair value of such investments was $1,912 million and $2,190 million, respectively.
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
(6)As of December 31, 2022, the net embedded derivative liability position of $407 million includes $78 million of embedded derivatives in an asset position and $485 million of embedded derivatives in a liability position. As of December 31, 2021, the net embedded derivative liability position of $822 million includes $62 million of embedded derivatives in an asset position and $884 million of embedded derivatives in a liability position.

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
Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of December 31, 2022 and 2021, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.
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
Capital market inputs and actual policyholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and volatility. In the risk neutral valuation, the initial swap curve drives the total return used to grow the policyholders’ account values. The Company’s discount rate assumption was based on the SOFR swap curve, as of December 31, 2022, and the London Inter-Bank Offered Rate (“LIBOR") swap curve as of December 31, 2021, and adjusted for an additional spread to reflect NPR.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities – The tables below present quantitative information regarding significant internally-priced Level 3 assets and liabilities.

	December 31, 2022
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$3,803	Discounted cash flow	Discount rate	10.18%	10.18%	10.18%	Decrease
Commercial mortgage-backed securities(2)	$20,701	Discounted cash flow	Liquidity premium	60%	75%	69.05%	Decrease
Reinsurance recoverables	$406,904	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(3)	$406,904	Discounted cash flow	Lapse rate(5)	1%	20%		Decrease
			Spread over SOFR(6)	0.50%	2.20%		Decrease
			Utilization rate(7)	38%	95%		Increase
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	15%		Decrease
			Equity volatility curve	18%	26%		Increase
Policyholders' account balances(4)	$108,144	Discounted cash flow	Lapse rate(5)	1%	6%		Decrease
			Spread over SOFR(6)	0.17%	0.66%		Decrease
			Mortality rate(9)	0%	23%		Decrease
			Equity volatility curve	18%	28%		Increase

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	December 31, 2021
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$24,319	Discounted cash flow	Discount rate	2.41%	3.99%	2.62%	Decrease
		Liquidation	Liquidation value	62.58%	62.58%	62.58%	Increase
Reinsurance recoverables	$821,596	Fair values are determined using the same unobservable inputs as future policy benefits.
Liabilities:
Future policy benefits(3)	$821,596	Discounted cash flow	Lapse rate(5)	1%	20%		Decrease
			Spread over LIBOR(6)	0.03%	1.13%		Decrease
			Utilization rate(7)	39%	96%		Increase
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	15%		Decrease
			Equity volatility curve	16%	25%		Increase
Policyholders' account balances(4)	$153,127	Discounted cash flow	Lapse rate(5)	1%	6%		Decrease
			Spread over LIBOR(6)	0.03%	1.13%		Decrease
			Mortality rate(9)	0%	23%		Decrease
			Equity volatility curve	12%	27%		Increase
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
(6)The spread over the SOFR swap curve and the LIBOR swap curve represents the premium added to the proxy for the risk-free rate (SOFR or LIBOR, as applicable) to reflect the Company's estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of December 31, 2022 and 2021, respectively. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements, living benefit guarantees, and index-linked interest crediting guarantees are insurance liabilities and are therefore senior to debt.
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

(8)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of December 31, 2022 and 2021, the minimum withdrawal rate assumption is 77% and 76%, respectively. As of December 31, 2022 and 2021, the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
(9)The range reflects the mortality rates for the vast majority of business with living benefits and other contracts, with policyholders ranging from 50 to 90 years old. While the majority of living benefits have a minimum age requirement, certain other contracts do not have an age restriction. This results in contractholders with mortality rates approaching 0% for certain benefits. Mortality rates may vary by product, age and duration. A mortality improvement assumption is also incorporated into the overall mortality table.
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

	Year Ended December 31, 2022
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$24,319	$(1,665)	$0	$0	$0	$(632)	$0	$0	$(18,219)	$3,803	$(1,622)
Structured securities(4)	27,274	(6,168)	320	0	0	(405)	0	0	(320)	20,701	(6,144)
Other assets:
Equity securities	5,812	(1,521)	0	0	0	0	0	0	0	4,291	(1,522)
Reinsurance recoverables	821,596	(514,946)	100,254	0	0	0	0	0	0	406,904	(491,579)
Liabilities:
Future policy benefits	(821,596)	514,946	0	0	(100,254)	0	0	0	0	(406,904)	491,579
Policyholders' account balances(5)	(153,127)	29,130	0	0	15,853	0	0	0	0	(108,144)	24,845

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2022
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$1,198	$0	$(9,008)	$(23)	$1,200	$0	$(8,966)
Other assets:
Equity securities	0	(1,521)	0	0	0	(1,522)	0
Reinsurance recoverables	(514,946)	0	0	0	(491,579)	0	0
Liabilities:
Future policy benefits	514,946	0	0	0	491,579	0	0
Policyholders' account balances	29,130	0	0	0	24,845	0	0

	Year Ended December 31, 2021
	Fair Value, beginning of period	Total realized and unrealized gains (losses)(1)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$24,045	$(3,330)	$0	$0	$0	$(502)	$0	$4,106	$0	$24,319	$(3,327)
Structured securities(4)	0	1,132	0	(10)	0	(113)	0	26,265	0	27,274	1,134
Other assets:
Equity securities	6,095	(283)	0	0	0	0	0	0	0	5,812	(283)
Reinsurance recoverables	1,195,469	(484,658)	110,785	0	0	0	0	0	0	821,596	(430,080)
Liabilities:
Future policy benefits	(1,195,469)	484,658	0	0	(110,785)	0	0	0	0	(821,596)	430,080
Policyholders' account balances(5)	(153,937)	(8,983)	0	0	0	9,793	0	0	0	(153,127)	(11)

	Year Ended December 31, 2021
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(1,404)	$0	$(783)	$(11)	$(1,557)	$0	$(636)
Other assets:
Equity securities	0	(283)	0	0	0	(283)	0
Reinsurance recoverables	(484,658)	0	0	0	(430,080)	0	0
Liabilities:
Future policy benefits	484,658	0	0	0	430,080	0	0
Policyholders' account balances	(8,983)	0	0	0	(11)	0	0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2020
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net(1)	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$34	$0	$3,275	$8	$0	$0	$3,320
Other assets:
Equity securities	0	2,290	0	0	0	1,100	0
Reinsurance recoverables	326,083	0	0	0	349,277	0	0
Liabilities:
Future policy benefits	(326,083)	0	0	0	(349,277)	0	0
Policyholders' account balances	(3,200)	0	0	0	1,307	0	0

(1)Realized investment gains (losses) on future policy benefits and reinsurance recoverables primarily represent the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts.
(2)Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)Includes U.S. corporate private, foreign corporate public, and foreign corporate private securities.
(4)Includes asset backed and commercial mortgage-backed securities.
(5)Issuances and settlements for Policyholders' account balances are presented net in the rollforward.
Fair Value of Financial Instruments
The tables below present the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. The financial instruments presented below are reported at carrying value on the Company's Statements of Financial Position. In some cases, as described below, the carrying amount equals or approximates fair value.

	December 31, 2022
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$141,513	$141,513	$148,179
Policy loans	0	0	212,063	212,063	212,063
Short-term investments	4,000	0	0	4,000	4,000
Cash and cash equivalents	10,465	0	0	10,465	10,465
Accrued investment income	0	25,222	0	25,222	25,222
Reinsurance recoverables	0	0	25,127	25,127	27,183
Receivables from parent and affiliates	0	18,660	0	18,660	18,660
Other assets	0	3,852	0	3,852	3,852
Total assets	$14,465	$47,734	$378,703	$440,902	$449,624
Liabilities:
Policyholders’ account balances - investment contracts	$0	$180,576	$36,746	$217,322	$219,378
Payables to parent and affiliates	0	3,513	0	3,513	3,513
Other liabilities	0	51,312	0	51,312	51,312
Total liabilities	$0	$235,401	$36,746	$272,147	$274,203

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	December 31, 2021
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$121,594	$121,594	$115,576
Policy loans	0	0	210,730	210,730	210,730
Cash and cash equivalents	7,597	0	0	7,597	7,597
Accrued investment income	0	22,539	0	22,539	22,539
Reinsurance recoverables	0	0	29,931	29,931	28,883
Receivables from parent and affiliates	0	20,650	0	20,650	20,650
Other assets	0	3,013	0	3,013	3,013
Total assets	$7,597	$46,202	$362,255	$416,054	$408,988
Liabilities:
Policyholders’ account balances - investment contracts	$0	$201,955	$41,939	$243,894	$242,846
Payables to parent and affiliates	0	2,432	0	2,432	2,432
Other liabilities	0	49,130	0	49,130	49,130
Total liabilities	$0	$253,517	$41,939	$295,456	$294,408
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
Short-Term Investments, Cash and Cash Equivalents, Accrued Investment Income, Receivables from Parent and Affiliates and Other Assets
The Company believes that due to the short-term nature of certain assets, the carrying value approximates fair value. These assets include: certain short-term investments, which are not securities, recorded at amortized cost and include quality loans; cash and cash equivalent instruments; accrued investment income; and other assets that meet the definition of financial instruments, including receivables, unsettled trades and accounts receivable.
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
6. DEFERRED POLICY ACQUISITION COSTS
The balances of and changes in DAC as of and for the years ended December 31, are as follows:

	2022	2021	2020
	(in thousands)
Balance, beginning of year	$290,299	$224,425	$178,813
Capitalization of commissions, sales and issue expenses	62,570	82,624	76,544
Amortization-Impact of assumption and experience unlocking and true-ups	(1,446)	(7,197)	(6,688)
Amortization-All other	(23,066)	(17,006)	(11,431)
Change due to unrealized investment gains and losses	36,137	7,453	(12,813)
Balance, end of year	$364,494	$290,299	$224,425

7. POLICYHOLDERS’ LIABILITIES
Future Policy Benefits
Future policy benefits at December 31 for the years indicated are as follows:

	2022	2021
	(in thousands)
Life insurance	$1,849,502	$1,887,887
Individual annuities and supplementary contracts	41,859	43,515
Other contract liabilities	412,046	826,539
Total future policy benefits	$2,303,407	$2,757,941
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

The Company’s liability for future policy benefits are primarily liabilities for guaranteed benefits related to certain long-duration life and annuity contracts. Liabilities for guaranteed benefits with embedded derivative features are primarily in "Other contract liabilities" in the table above. The interest rates used in the determination of the present values range from 4.9% to 5.5%. The remaining liabilities for guaranteed benefits are primarily reflected with the underlying contract. See Note 8 for additional information regarding liabilities for guaranteed benefits related to certain long-duration life and annuity contracts.
Policyholders’ Account Balances
Policyholders’ account balances at December 31 for the years indicated are as follows:

	2022	2021
	(in thousands)
Interest-sensitive life contracts	$2,238,300	$2,042,829
Individual annuities	328,863	347,071
Guaranteed interest accounts	15,980	16,774
Other	180,587	201,966
Total policyholders’ account balances	$2,763,730	$2,608,640
Policyholders’ account balances represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable. These policyholders’ account balances also include provisions for benefits under non-life contingent payout annuities and certain unearned revenues. Policyholders' account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life products. See Note 5 for additional information regarding the fair value of these embedded derivative instruments. Interest crediting rates for interest-sensitive life contracts range from 0.8% to 4.6%. Interest crediting rates for individual annuities range from 0.0% to 4.9%. Interest crediting rates for guaranteed interest accounts range from 1.0% to 4.6%. Interest crediting rates range from 0.5% to 3.5% for other.
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
The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits”. As of December 31, 2022 and 2021, the Company had the following guarantees associated with these contracts, by product and guarantee type:

	December 31, 2022		December 31, 2021
	In the Event of Death(1)	At Annuitization/ Accumulation(1)(2)	In the Event of Death(1)	At Annuitization/ Accumulation(1)(2)
	(in thousands)
Annuity Contracts
Return of net deposits
Account value	$7,338,893	N/A	$9,831,340	N/A
Net amount at risk	$126,718	N/A	$2,960	N/A
Average attained age of contractholders	70 years	N/A	69 years	N/A
Minimum return or contract value
Account value	$1,483,966	$8,175,468	$1,968,111	$10,963,642
Net amount at risk	$272,555	$810,531	$2,343	$123,562
Average attained age of contractholders	71 years	70 years	70 years	69 years
Average period remaining until earliest expected annuitization	N/A	0 years	N/A	0 years
(1)Balances are gross of reinsurance.
(2)Includes income and withdrawal benefits.

	December 31, 2022	December 31, 2021
	In the Event of Death(1)
	(in thousands)
Variable Life, Variable Universal Life and Universal Life Contracts
Separate account value	$863,147	$997,532
General account value	$1,294,200	$1,183,158
Net amount at risk	$20,878,443	$18,399,377
Average attained age of contractholders	57 years	57 years
(1)Balances are gross of reinsurance.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2022(1)	December 31, 2021(1)
	(in thousands)
Equity funds	$3,995,822	$6,183,592
Bond funds	4,262,506	5,018,394
Money market funds	258,998	275,031
Total	$8,517,326	$11,477,017
(1)Balances are gross of reinsurance.
In addition to the amounts invested in separate account investment options above, $306 million at December 31, 2022 and $322 million at December 31, 2021 of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features were invested in general account investment options. For the years ended December 31, 2022, 2021 and 2020, there were no transfers of assets, other than cash, from the general account to any separate account, and accordingly no gains or losses recorded.
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

	GMDB		GMIB	GMWB/GMIWB/GMAB	Total
	Variable Annuity	Variable Life, Variable Universal Life & Universal Life	Variable Annuity

	(in thousands)
Balance at December 31, 2019	$15,636	$376,549	$566	$760,558	$1,153,309
Incurred guarantee benefits(1)	7,843	107,670	(266)	434,911	550,158
Paid guarantee benefits	(518)	(27,229)	(46)	0	(27,793)
Change in unrealized investment gains and losses	1,214	56,823	2	0	58,039
Balance at December 31, 2020	24,175	513,813	256	1,195,469	1,733,713
Incurred guarantee benefits(1)	867	77,435	(117)	(373,873)	(295,688)
Paid guarantee benefits	(58)	(6,070)	0	0	(6,128)
Change in unrealized investment gains and losses	(1,022)	(27,653)	(5)	0	(28,680)
Balance at December 31, 2021	23,962	557,525	134	821,596	1,403,217
Incurred guarantee benefits(1)	1,677	179,973	(55)	(414,692)	(233,097)
Paid guarantee benefits	(2,811)	(17,137)	0	0	(19,948)
Change in unrealized investment gains and losses	(1,325)	(160,781)	(4)	0	(162,110)
Balance at December 31, 2022	$21,503	$559,580	$75	$406,904	$988,062
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
There were no deferred sales inducements balances at December 31, 2022 and 2021 because they were fully ceded.
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
Reinsurance amounts included in the Company’s Statements of Financial Position as of December 31, were as follows:

	2022	2021
	(in thousands)
Reinsurance recoverables	$3,258,526	$3,601,212
Policy loans	(22,999)	(22,028)
Deferred policy acquisition costs	(646,661)	(634,661)
Deferred sales inducements	(33,346)	(37,905)
Other assets	10,080	12,941
Other liabilities	90,955	140,248

Reinsurance recoverables by counterparty as of December 31, were as follows:

	2022	2021
	(in thousands)
Prudential Insurance	$877,576	$1,344,251
PAR U	1,328,805	1,213,038
PARCC	381,879	415,266
PAR Term	259,519	248,387
Term Re	279,007	256,283
DART	92,816	77,995
Pruco Life	36,098	40,804
Unaffiliated	2,826	5,188
Total reinsurance recoverables	$3,258,526	$3,601,212

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, were as follows:

	2022	2021	2020
	(in thousands)
Premiums:
Direct	$245,493	$249,936	$249,426
Ceded	(210,592)	(219,991)	(227,766)
Net premiums	34,901	29,945	21,660
Policy charges and fee income:
Direct	388,053	422,552	407,449
Ceded(1)	(302,637)	(332,771)	(333,247)
Net policy charges and fee income	85,416	89,781	74,202
Net investment income:
Direct	99,164	101,279	83,800
Ceded	(772)	(788)	(805)
Net investment income	98,392	100,491	82,995
Asset administration fees:
Direct	38,061	44,882	39,773
Ceded	(29,581)	(36,007)	(33,029)
Net asset administration fees	8,480	8,875	6,744
Realized investment gains (losses), net:
Direct	527,800	485,124	(324,737)
Ceded	(514,384)	(483,156)	326,608
Realized investment gains (losses), net	13,416	1,968	1,871
Policyholders’ benefits (including change in reserves):
Direct	493,478	401,129	470,557
Ceded(2)	(438,384)	(352,613)	(428,670)
Net policyholders’ benefits (including change in reserves)	55,094	48,516	41,887
Interest credited to policyholders’ account balances:
Direct	88,184	75,789	75,609
Ceded	(40,606)	(32,785)	(31,513)
Net interest credited to policyholders’ account balances	47,578	43,004	44,096
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	$(134,599)	$(146,877)	$(176,420)
(1)Includes $(5) million of unaffiliated activity for each of the years ended December 31, 2022 and 2021, and $(4) million for 2020.
(2)Includes $2 million, $(2) million and $(1) million of unaffiliated activity for the years ended December 31, 2022, 2021 and 2020, respectively.
The gross and net amounts of life insurance face amount in force as of December 31, were as follows:

	2022	2021	2020
	(in thousands)
Direct gross life insurance face amount in force	$154,382,891	$156,103,597	$154,173,267
Reinsurance ceded	(140,370,532)	(140,856,353)	(139,478,523)
Net life insurance face amount in force	$14,012,359	$15,247,244	$14,694,744

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

10. INCOME TAXES
The following schedule discloses significant components of income tax expense (benefit) for each year presented:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Current tax expense (benefit):
U.S. federal	$(22,713)	$10,969	$(34,698)
State and local	(103)	137	0
Total	(22,816)	11,106	(34,698)
Deferred tax expense (benefit):
U.S. federal	24,235	(6,689)	28,359
Total	24,235	(6,689)	28,359
Income tax expense (benefit) from operations	1,419	4,417	(6,339)
Income tax expense (benefit) reported in equity related to:
Other comprehensive income (loss)	(84,746)	(14,554)	26,521
Total income tax expense (benefit)	$(83,327)	$(10,137)	$20,182
Reconciliation of Expected Tax at Statutory Rates to Reported Income Tax Expense (Benefit)
The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2022, 2021 and 2020, and the reported income tax expense (benefit) are summarized as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Expected federal income tax expense (benefit)	$11,066	$13,424	$8,827
Non-taxable investment income	(6,259)	(6,371)	(5,819)
Tax credits	(3,393)	(3,478)	(2,451)
Changes in tax law	0	67	(6,941)
Other	4	775	45
Reported income tax expense (benefit)	$1,419	$4,417	$(6,339)
Effective tax rate	2.7%	6.9%	(15.1)%
The effective tax rate is the ratio of “Income tax expense (benefit)” divided by “Income (loss) from operations before income taxes.” The Company’s effective tax rate for fiscal years 2022, 2021 and 2020 was 2.7%, 6.9% and (15.1)%, respectively. The following is a description of items that had a significant impact on the difference between the Company’s statutory U.S. federal income tax rate of 21% applicable for 2022, 2021 and 2020, and the Company's effective tax rate during the periods presented:
Non-Taxable Investment Income. The U.S. Dividends Received Deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and accounts for most of the non-taxable investment income shown in the table above. More specifically, the U.S. DRD constitutes $5 million of the total $6 million of 2022 non-taxable investment income, $6 million of the total $6 million of 2021 non-taxable investment income, and $5 million of the total $6 million of 2020 non-taxable investment income. The DRD for the current period was estimated using information from 2021, current year investment results, and current year’s equity market performance. The actual current year DRD can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.
Tax credits. These amounts primarily represent tax credits relating to foreign taxes withheld on the Company’s separate account investments.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Changes in Tax Law. The following is a notable change in tax law that impacted the Company’s effective tax rate for the periods presented:
The CARES Act. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted into law. One provision of the CARES Act amends the Tax Act of 2017 and allows companies with net operating losses (“NOLs”) originating in 2020, 2019 or 2018 to carry back those losses for up to five years. For 2020, the Company recorded an income tax benefit of $7 million from carrying the 2020 NOL back to tax years that have a 35% tax rate.

Other. This line item represents reconciling items that are individually less than 5% of the computed expected federal income tax expense (benefit) and have therefore been aggregated for purposes of this reconciliation in accordance with relevant disclosure guidance.
Schedule of Deferred Tax Assets and Deferred Tax Liabilities

	As of December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Insurance reserves	$2,200	$27,483
Net unrealized loss on securities	56,805	0
Other	465	398
Deferred tax assets	59,470	27,881
Deferred tax liabilities:
Deferred policy acquisition cost	17,728	4,765
Net unrealized gain on securities	0	36,834
Investments	2,511	7,932
Deferred tax liabilities	20,239	49,531
Net deferred tax asset (liability)	$39,231	$(21,650)
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
Changes in market conditions during 2022, including rising interest rates, resulted in the recording of deferred tax assets related to net unrealized tax capital losses. When assessing recoverability of these deferred tax assets, we consider our ability and intent to hold the underlying securities to recovery in value, if necessary, as well as other factors as noted above. As of December 31 2022, based on all available evidence, including capital loss carryback capacity, we concluded that the deferred tax assets related to the unrealized tax capital losses on the available for sale securities portfolios are, more likely than not, expected to be realized.
The Company had no valuation allowance as of December 31, 2022, and 2021. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of deferred tax asset that is realizable.
The Company’s "Income (loss) from operations before income taxes" includes income from domestic operations of $53 million, $64 million and $42 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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
The Company had no unrecognized tax benefits as of December 31, 2022, 2021, and 2020. The Company does not anticipate any significant changes within the next twelve months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.
The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). The Company did not recognize tax related interest and penalties.
At December 31, 2022, the Company remains subject to examination in the U.S. for tax years 2014 through 2022.
The Company participates in the IRS’s Compliance Assurance Program. Under this program, the IRS assigns an examination team to review completed transactions as they occur in order to reach agreement with the Company on how they should be reported in the relevant tax returns. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner.
11.    EQUITY
Accumulated Other Comprehensive Income (Loss)
AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Statements of Comprehensive Income. Net unrealized investment gains (losses) are described in further detail in Note 2. The balance of and changes in each component of AOCI as of and for the years ended December 31, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2019	$(981)	$86,616	$85,635
Change in OCI before reclassifications	250	126,329	126,579
Amounts reclassified from AOCI	0	(286)	(286)
Income tax benefit (expense)	(52)	(26,469)	(26,521)
Balance, December 31, 2020	(783)	186,190	185,407
Change in OCI before reclassifications	(259)	(68,631)	(68,890)
Amounts reclassified from AOCI	0	(418)	(418)
Income tax benefit (expense)	54	14,500	14,554
Balance, December 31, 2021	(988)	131,641	130,653
Change in OCI before reclassifications	(336)	(402,351)	(402,687)
Amounts reclassified from AOCI	0	(863)	(863)
Income tax benefit (expense)	110	84,636	84,746
Balance, December 31, 2022	$(1,214)	$(186,937)	$(188,151)
(1)Includes cash flow hedges of $14 million, $5 million and $(3) million as of December 31, 2022, 2021 and 2020, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$4,895	$2,292	$958
Net unrealized investment gains (losses) on available-for-sale securities(4)	(4,032)	(1,874)	(672)
Total net unrealized investment gains (losses)	863	418	286
Total reclassifications for the period	$863	$418	$286
(1)All amounts are shown before tax.
(2)Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)See Note 4 for additional information regarding cash flow hedges.
(4)See table below for additional information regarding unrealized investment gains (losses), including the impact on DAC and other costs, future policy benefits, policyholders’ account balances and other liabilities.

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

	Net Unrealized Gains (Losses) on Available-for-Sale Fixed Maturity Securities on which an OTTI Loss has been Recognized	Net Unrealized Gains (Losses) on All Other Investments(3)	DAC and Other Costs(4)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(5)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2019	$51	$115,988	$8,973	$(15,373)	$(23,023)	$86,616
Reclassification due to implementation of ASU 2016-13 (6)	(51)	51	0	0	0	0
Net unrealized investment gains (losses) on investments arising during the period	0	139,971	0	0	(29,394)	110,577
Reclassification adjustment for (gains) losses included in net income	0	(286)	0	0	61	(225)
Impact of net unrealized investment (gains) losses	0	0	19,268	(32,910)	2,864	(10,778)
Balance, December 31, 2020	0	255,724	28,241	(48,283)	(49,492)	186,190
Net unrealized investment gains (losses) on investments arising during the period	0	(74,500)	0	0	15,644	(58,856)
Reclassification adjustment for (gains) losses included in net income	0	(418)	0	0	88	(330)
Impact of net unrealized investment (gains) losses	0	0	(2,193)	8,062	(1,232)	4,637
Balance, December 31, 2021	0	180,806	26,048	(40,221)	(34,992)	131,641
Net unrealized investment gains (losses) on investments arising during the period	0	(436,527)	0	0	91,629	(344,898)
Reclassification adjustment for (gains) losses included in net income	0	(863)	0	0	181	(682)
Impact of net unrealized investment (gains) losses	0	0	(80,727)	114,903	(7,174)	27,002
Balance, December 31, 2022	$0	$(256,584)	$(54,679)	$74,682	$49,644	$(186,937)
(1)Allowance for credit losses on available-for-sale fixed maturity securities effective January 1, 2020.
(2)Represents "transfers out" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.
(3)Includes cash flow hedges. See Note 4 for information regarding cash flow hedges.
(4)"Other costs" primarily includes reinsurance recoverables and deferred reinsurance losses.
(5)"Other liabilities" primarily includes reinsurance payables.
(6) Represents net unrealized gains (losses) for which an OTTI had been previously recognized.
12. STATUTORY NET INCOME AND SURPLUS AND DIVIDEND RESTRICTIONS
The Company is required to prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the New Jersey Department of Insurance and Banking. Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions and valuing investments, deferred taxes, and certain assets on a different basis.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

The following table summarizes certain statutory financial information for the Company for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Statutory net income (loss)	$(134)	$52	$(70)
Statutory capital and surplus	851	592	337
The Company does not utilize prescribed or permitted practices that vary materially from the statutory accounting practices prescribed by the NAIC.
The Company is subject to New Jersey law, which limits the amount of dividends that insurance companies can pay to stockholders without approval of the New Jersey Department of Banking and Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is a capacity to pay a dividend of $13 million in 2023 without prior approval. The Company did not pay dividends to Pruco Life in 2022, 2021, and 2020.
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
The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock based-awards program was $0.1 million for each of the years ended December 31, 2022, 2021 and 2020. The expense charged to the Company for the deferred compensation program was $0.4 million, $0.4 million and $0.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $1 million, $1 million and $2 million for each of the years ended December 31, 2022, 2021 and 2020, respectively.
The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $1 million, $1 million and $2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $0.5 million, $0.5 million and $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company is charged distribution expenses from Prudential’s proprietary nationwide sales organization, “Prudential Advisors” through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement.  Prudential Advisors distributes Prudential life insurance, annuities, and investment products with proprietary and non-proprietary product options.
The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $29 million, $37 million and $53 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $12 million, $10 million and $9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Corporate-Owned Life Insurance
The Company has sold three Corporate Owned Life Insurance ("COLI") policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $2,946 million at December 31, 2022 and $3,465 million at December 31, 2021. Fees related to these COLI policies were $27 million, $30 million and $27 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company retains 10% of the mortality risk associated with these COLI policies up to $0.1 million per individual policy.
Affiliated Investment Management Expenses
In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $3 million for the years ended December 31, 2022, 2021 and 2020. These expenses are recorded as “Net investment income” in the Statements of Operations and Comprehensive Income.
Derivative Trades
In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.
Joint Ventures
The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $51 million and $48 million as of December 31, 2022 and 2021, respectively. "Net investment income" related to these ventures includes gains of $2 million, $4 million and $4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Affiliated Asset Administration Fee Income
The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $30 million, $36 million and $33 million for the years ended December 31, 2022, 2021 and 2020, respectively. These revenues are recorded as “Asset administration fees” in the Statements of Operations and Comprehensive Income.
The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders’ separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $7 million, $8 million and $6 million for the years ended December 31, 2022, 2021 and 2020, respectively. These revenues are recorded as “Asset administration fees” in the Statements of Operations and Comprehensive Income.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Affiliated Notes Receivable
Affiliated notes receivable included in “Receivables from parent and affiliates” at December 31, were as follows:

	Maturity Dates	Interest Rates			2022	2021
					(in thousands)
U.S. dollar fixed rate notes	2027	0.00%	-	14.85%	$688	$788
Total long-term notes receivable - affiliated(1)					$688	$788
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
There was no accrued interest receivable related to these loans as of December 31, 2022 and 2021. Revenues were $0.0 million, $0.0 million and $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in “Other income (loss).”
Affiliated Asset Transfers
The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" ("APIC") and "Realized investment gains (losses), net," respectively. The table below shows affiliated asset trades for the years ended December 31, 2022 and 2021:

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
Debt Agreements
The Company is authorized to borrow funds up to $200 million from affiliates to meet its capital and other funding needs. There was no debt outstanding for both 2022 and 2021.
The total interest expense to the Company related to loans payable to affiliates was $0.0 million for each of the years ended December 31, 2022, 2021 and 2020.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Contributed Capital and Dividends
In February 2023, the Company received a capital contribution in the amount of $175 million from Pruco Life. In February, March, September and December 2022 the Company received capital contributions in the amount of $100 million, $2 million, $100 million and $125 million from Pruco Life, respectively. In March 2021 and December 2021, the Company received capital contributions in the amounts of $1 million and $100 million from Pruco Life, respectively. In March 2020, the Company received a capital contribution in the amount of $85 million from Pruco Life.
There was no return of capital in 2022, 2021 and 2020.
The Company did not pay any dividends in 2022, 2021 and 2020.
Reinsurance with Affiliates
As discussed in Note 9, the Company participates in reinsurance transactions with certain affiliates.
14. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments
The Company has made commitments to fund commercial mortgage loans. As of December 31, 2022 and 2021, the outstanding balances on these commitments were $15 million and $1 million, respectively. These amounts do not include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was no allowance for credit losses as of either December 31, 2022 or 2021. There was no change in allowance for credit losses for both the years ended December 31, 2022 and 2021. The Company has made commitments to purchase or fund investments, mostly private fixed maturities. As of December 31, 2022 and 2021, $62 million and $61 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for both the years ended December 31, 2022 and 2021.
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of December 31, 2022, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $10 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Item 9.  Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Management’s Annual Report on Internal Control Over Financial Reporting on the effectiveness of internal control over financial reporting as of December 31, 2022 is included in Part II, Item 8 of this Annual Report on Form 10-K.
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of December 31, 2022. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 15d-15(f), occurred during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 14.  Principal Accountant Fees and Services
The information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2023.

PART IV
Item 15.  Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:

		Page
(a) (1)	Financial Statements-Item 8. Financial Statements and Supplementary Data	49
(2)	Financial Statement Schedules:
	Schedule I—Summary of Investments Other Than Investments in Related Parties as of December 31, 2022	122
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Schedule I
Summary of Investments Other Than Investments in Related Parties
As of December 31, 2022
(in thousands)

Type of Investment	Amortized Cost or Cost	Fair Value	Amount Shown in the Balance Sheet
Fixed maturities, available-for-sale:
Bonds:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$62,210	$61,136	$61,136
Obligations of U.S. states and their political subdivisions	165,109	159,215	159,215
Foreign governments	87,853	71,963	71,963
Asset-backed securities	18,358	18,374	18,374
Commercial mortgage-backed securities	124,486	115,891	115,891
Residential mortgage-backed securities	12,446	12,066	12,066
Public utilities	313,630	264,554	264,554
All other corporate bonds	1,206,626	1,016,289	1,016,289
Total fixed maturities, available-for-sale	$1,990,718	$1,719,488	$1,719,488
Equity securities:
Common stocks:
Other common stocks	$0	$0	$0
Mutual funds	54	67	67
Perpetual preferred stocks	4,560	4,291	4,291
Total equity securities, at fair value	$4,614	$4,358	$4,358
Fixed maturities, trading	$27,566	$23,782	$23,782
Commercial mortgage and other loans	148,179		148,179
Policy loans	212,063		212,063
Short-term investments	7,000		7,000
Other invested assets	129,528		129,528
Total investments	$2,519,668		$2,244,398

Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March 2023.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY (Registrant)

By:	/s/ Dylan J. Tyson
Dylan J. Tyson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 20, 2023.

Signature	Title

/s/ Dylan J. Tyson	President,
Dylan J. Tyson	Chief Executive Officer and Director

/s/ Robert E. Boyle	Chief Financial Officer, Chief Accounting Officer
Robert E. Boyle	and Director

*Caroline A. Feeney	Director
Caroline A. Feeney

*Nandini Mongia	Director
Nandini Mongia

*Salene Hitchcock-Gear	Director
Salene Hitchcock-Gear

*Markus Coombs	Director
Markus Coombs

*Candace J. Woods	Director
Candace J. Woods

* By:	/s/ Michael Pignatella
Michael Pignatella
(Attorney-in-Fact)