Form 10-Q
period 2023-03-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2023-05-11
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of May 11, 2023, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding. As of such date, Pruco Life Insurance Company, an Arizona corporation, owned all of the registrant’s Common Stock.
Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey and its subsidiary. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey and its subsidiary will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) rapidly rising interest rates and equity market declines and their impact on our liquidity, capital positions, cash flows, results of operations and financial position, (2) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (3) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (4) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (5) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (6) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (7) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data (d) reliance on third parties or (e) labor and employment matters; (8) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (9) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (10) ratings downgrades; (11) market conditions that may adversely affect the sales or persistency of our products; (12) competition; (13) reputational damage; and (14) risks related to COVID-19 could reemerge. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2022 for discussion of certain risks relating to our business and investment in our securities.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Financial Position
March 31, 2023 and December 31, 2022 (in thousands, except share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Fixed maturities, available for sale, at fair value (allowance for credit losses: 2023-$3; 2022-$363) (amortized cost: 2023-$2,329,822; 2022-$1,990,718)	$2,108,183	$1,719,488
Fixed maturities, trading, at fair value (amortized cost: 2023-$27,108; 2022-$27,566)	23,938	23,782
Equity securities, at fair value (cost: 2023-$4,622; 2022-$4,614)	4,363	4,358
Policy loans	212,479	212,063
Short-term investments	12,000	7,000
Commercial mortgage and other loans (net of $499 and $408 allowance for credit losses at March 31, 2023 and December 31, 2022, respectively)	159,752	148,179
Other invested assets (includes $2,235 and $2,389 of assets measured at fair value at March 31, 2023 and December 31, 2022, respectively)	133,763	129,528
Total investments	2,654,478	2,244,398
Cash and cash equivalents	83,286	255,767
Deferred policy acquisition costs(1)	361,655	351,874
Accrued investment income	31,064	25,222
Reinsurance recoverables(1)	3,195,287	3,098,248
Receivables from parent and affiliates	17,574	19,348
Income tax assets(1)	59,075	67,615
Market risk benefit assets(1)	562,922	558,624
Other assets(1)	47,984	48,391
Separate account assets	14,413,681	13,926,958
TOTAL ASSETS	$21,427,006	$20,596,445
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances(1)	$2,792,291	$2,774,315
Future policy benefits(1)	2,227,631	2,130,042
Market risk benefit liabilities(1)	562,922	558,624
Cash collateral for loaned securities	3,325	0
Payables to parent and affiliates	2,074	7,546
Other liabilities(1)	196,189	172,305
Separate account liabilities	14,413,681	13,926,958
Total liabilities	20,198,113	19,569,790
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Common stock ($5 par value; 400,000 shares authorized, issued and outstanding)	2,000	2,000
Additional paid-in capital	950,412	775,412
Retained earnings(1)	275,039	285,433
Accumulated other comprehensive income (loss)(1)	1,442	(36,190)
Total equity	1,228,893	1,026,655
TOTAL LIABILITIES AND EQUITY	$21,427,006	$20,596,445
(1)    Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2023 and 2022 (in thousands)

	Three Months Ended March 31,
	2023	2022
REVENUES
Premiums(1)	$10,177	$9,020
Policy charges and fee income(1)	14,138	10,595
Net investment income	28,660	24,369
Asset administration fees	2,080	2,260
Other income (loss)	1,146	(1,514)
Realized investment gains (losses), net(1)	(8,298)	15,720
Change in value of market risk benefits, net of related hedging gain (loss)(1)	(15,728)	(86,828)
TOTAL REVENUES	32,175	(26,378)
BENEFITS AND EXPENSES
Policyholders’ benefits(1)	18,339	13,835
Change in estimates of liability for future policy benefits(1)	(1,442)	(1,177)
Interest credited to policyholders’ account balances	10,137	11,194
Amortization of deferred policy acquisition costs(1)	5,017	4,829
General, administrative and other expenses(1)	11,958	11,000
TOTAL BENEFITS AND EXPENSES	44,009	39,681
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(11,834)	(66,059)
Income tax expense (benefit)(1)	(1,440)	(19,943)
NET INCOME (LOSS)	$(10,394)	$(46,116)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	100	(67)
Net unrealized investment gains (losses)(1)	38,767	(160,093)
Interest rate remeasurement of future policy benefits(1)	(6,959)	22,483
Gain (loss) from changes in non-performance risk on market risk benefits(1)	15,728	86,828
Total	47,636	(50,849)
Less: Income tax expense (benefit) related to other comprehensive income (loss)(1)	10,004	(10,678)
Other comprehensive income (loss), net of taxes	37,632	(40,171)
Comprehensive income (loss)	$27,238	$(86,287)
(1)    Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Equity
Three Months Ended March 31, 2023 and 2022 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2022(1)	$2,000	$775,412	$285,433	$(36,190)	$1,026,655
Contributed capital		175,000			175,000
Comprehensive income (loss):
Net income (loss)			(10,394)		(10,394)
Other comprehensive income (loss), net of tax				37,632	37,632
Total comprehensive income (loss)					27,238
Balance, March 31, 2023	$2,000	$950,412	$275,039	$1,442	$1,228,893
(1)    Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2021(1)	$2,000	$450,102	$355,262	$101,987	$909,351
Contributed capital		101,700			101,700
Comprehensive income (loss):
Net income (loss)			(46,116)		(46,116)
Other comprehensive income (loss), net of tax				(40,171)	(40,171)
Total comprehensive income (loss)					(86,287)
Balance, March 31, 2022(1)	$2,000	$551,802	$309,146	$61,816	$924,764
(1)    Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Cash Flows
Three Months Ended March 31, 2023 and 2022 (in thousands)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)(1)	$(10,394)	$(46,116)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income(1)	(1,435)	(13)
Interest credited to policyholders’ account balances	10,137	11,194
Realized investment (gains) losses, net(1)	8,298	(15,720)
Change in value of market risk benefits, net of related hedging (gains) losses(1)	15,728	86,828
Change in:
Future policy benefits and other insurance liabilities(1)	58,089	17,409
Reinsurance recoverables(1)	(19,962)	(24,103)
Accrued investment income	(5,842)	(936)
Net payables to/receivables from parent and affiliates	(1,720)	(378)
Deferred policy acquisition costs(1)	(9,781)	(13,037)
Income taxes(1)	(1,464)	3,341
Derivatives, net	(1,722)	4,574
Other, net(1)(2)	(31,721)	(33,944)
Cash flows from (used in) operating activities	8,211	(10,901)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	33,170	38,502
Fixed maturities, trading	329	325
Equity securities	208	17
Policy loans	7,113	7,490
Ceded policy loans	(485)	(537)
Short-term investments	2,000	0
Commercial mortgage and other loans	2,927	3,636
Other invested assets	(353)	1,276
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(367,590)	(71,758)
Equity securities	(27)	0
Policy loans	(5,515)	(6,694)
Ceded policy loans	415	579
Short-term investments	(7,000)	0
Commercial mortgage and other loans	(14,509)	0
Other invested assets	(3,317)	(3,568)
Notes receivable from parent and affiliates, net	(8)	(9)
Derivatives, net	(298)	101
Other, net	0	4,052
Cash flows from (used in) investing activities	(352,940)	(26,588)

CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	138,201	134,084
Ceded policyholders’ account deposits	(73,649)	(87,398)
Policyholders’ account withdrawals	(131,444)	(103,693)
Ceded policyholders’ account withdrawals	60,912	69,281
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	3,325	0
Contributed capital	175,000	100,400
Drafts outstanding	(239)	5,441
Other, net	142	2,416
Cash flows from (used in) financing activities	172,248	120,531
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(172,481)	83,042
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	255,767	136,316
CASH AND CASH EQUIVALENTS, END OF PERIOD	$83,286	$219,358
(1)    Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
(2)    Prior period has been reclassified to conform to the current period presentation.

Significant Non-Cash Transactions

There were no significant non-cash transactions for the three months ended March 31, 2023 and 2022.

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

Basis of Presentation

On January 1, 2023, the Company adopted Accounting Standard Update (“ASU”) 2018-12, Financial Services— Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, which provided new authoritative guidance impacting the accounting and disclosure requirements for long-duration insurance and investment contracts issued by the Company. See “Adoption of ASU 2018-12” below for additional information regarding this adoption, including the impacts to the Company’s 2022 financial statements from implementing the new accounting standard as well as the transition impacts recorded as of January 1, 2021. See Note 2 for additional details regarding the key policy changes effected by this ASU and updated accounting policies resulting from the adoption of this ASU for all periods presented in the Unaudited Interim Financial Statements.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Adoption of ASU 2018-12

In August 2018, the FASB issued ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts which provides new authoritative guidance impacting the accounting and disclosure requirements for long-duration insurance and investment contracts issued by the Company. The Company adopted this guidance, effective January 1, 2023, using the modified retrospective transition method, where permitted, for changes to the liability for future policy benefits and deferred policy acquisition costs ("DAC") and related balances, and using the retrospective transition method, as required for market risk benefits. The Company applied the guidance as of the transition date of January 1, 2021 and retrospectively adjusted prior period amounts shown in the 2023 financial statements to reflect the new guidance.

The following tables present amounts as previously reported in 2022, the effect upon those amounts from the adoption of the new guidance under ASU 2018-12, and the adjusted amounts that are reflected in the Unaudited Interim Financial Statements included herein.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Unaudited Interim Statements of Financial Position:

	December 31, 2022
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
Deferred policy acquisition costs	$364,494	$(12,620)	$351,874
Reinsurance recoverables	3,258,526	(160,278)	3,098,248
Income tax assets	67,126	489	67,615
Market risk benefit assets	0	558,624	558,624
Other assets	16,207	32,184	48,391
TOTAL ASSETS	$20,178,046	$418,399	$20,596,445
Policyholders’ account balances	$2,763,730	$10,585	$2,774,315
Future policy benefits	2,303,407	(173,365)	2,130,042
Market risk benefit liabilities	0	558,624	558,624
Other liabilities	147,908	24,397	172,305
Total liabilities	19,149,549	420,241	19,569,790

Retained earnings	439,236	(153,803)	285,433
Accumulated other comprehensive income (loss)	(188,151)	151,961	(36,190)
Total equity	1,028,497	(1,842)	1,026,655
TOTAL LIABILITIES AND EQUITY	$20,178,046	$418,399	$20,596,445

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Unaudited Interim Statements of Operations and Comprehensive Income (Loss):

	Three Months Ended March 31, 2022
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
REVENUES
Premiums	$10,195	$(1,175)	$9,020
Policy charges and fee income	15,721	(5,126)	10,595
Realized investment gains (losses), net	16,028	(308)	15,720
Change in value of market risk benefits, net of related hedging gain (loss)	0	(86,828)	(86,828)
TOTAL REVENUES	67,059	(93,437)	(26,378)
BENEFITS AND EXPENSES
Policyholders’ benefits	13,574	261	13,835
Change in estimates of liability for future policy benefits	0	(1,177)	(1,177)
Amortization of deferred policy acquisition costs	6,192	(1,363)	4,829
General, administrative and other expenses	12,381	(1,381)	11,000
TOTAL BENEFITS AND EXPENSES	43,341	(3,660)	39,681
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	23,718	(89,777)	(66,059)
Income tax expense (benefit)	1,856	(21,799)	(19,943)
NET INCOME (LOSS)	$21,862	$(67,978)	$(46,116)
Other comprehensive income (loss), before tax:
Net unrealized investment gains (losses)	(166,361)	6,268	(160,093)
Interest rate remeasurement of future policy benefits	0	22,483	22,483
Gain (loss) from changes in non-performance risk on market risk benefits	0	86,828	86,828
Total	(166,428)	115,579	(50,849)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(34,949)	24,271	(10,678)
Other comprehensive income (loss), net of taxes	(131,479)	91,308	(40,171)
Comprehensive income (loss)	$(109,617)	$23,330	$(86,287)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Unaudited Interim Statements of Cash Flows:

	Three Months Ended March 31, 2022
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21,862	$(67,978)	$(46,116)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(4,892)	4,879	(13)
Realized investment (gains) losses, net	(16,028)	308	(15,720)
Change in value of market risk benefits, net of related hedging (gains) losses	0	86,828	86,828
Change in:
Future policy benefits and other insurance liabilities	(873)	18,282	17,409
Reinsurance recoverables	(37,823)	13,720	(24,103)
Deferred policy acquisition costs	(11,678)	(1,359)	(13,037)
Income taxes	25,140	(21,799)	3,341
Other, net(1)	(1,063)	(32,881)	(33,944)
Cash flows from (used in) operating activities	$(10,901)	$0	$(10,901)
(1)    Prior period has been reclassified to conform to the current period presentation.

The following tables detail the January 1, 2021 transition adjustments by providing a rollforward of the ending reported balances as of December 31, 2020 to the opening balances as of January 1, 2021 for retained earnings, accumulated other comprehensive income (“AOCI”) and the impacted insurance-related balances.

January 1, 2021
Retained Earnings
(in thousands)
Balance after-tax, prior to transition	$328,450
Reclassification of market risk benefits non-performance risk to accumulated other comprehensive income(1)	(60,792)
Updates to certain universal life contract liabilities(2)	(20,108)
Other(3)	7,722
Total pre-tax adjustments	(73,178)
Tax impacts	15,367
Balance after-tax, after transition	$270,639
(1)    Reflects the cumulative impact of changes in the fair value of market risk benefits (“MRB”) non-performance risk (“NPR”) from the date of contract issuance to January 1, 2021. These amounts were previously recorded in retained earnings but are now reflected in AOCI under the new guidance.
(2)    Reflects the impact on additional insurance reserves ("AIR") and other related balances primarily related to the no-lapse guarantee features on certain universal life contracts. For additional information, see Note 2.
(3)    Primarily reflects the reassessment of deferred reinsurance losses ("DRL").

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

January 1, 2021
Accumulated Other Comprehensive Income
(in thousands)
Balance after-tax, prior to transition	$185,407
Interest rate remeasurement of future policy benefits	(57,440)
Reclassification of market risk benefits non-performance risk to accumulated other comprehensive income(1)	60,792
Unwinding amounts related to unrealized investment gains and losses(2)	(15,161)
Total pre-tax adjustments	(11,809)
Tax impacts	2,480
Balance after-tax, after transition	$176,078
(1)    Reflects the cumulative impact of changes in NPR on the fair value of market risk benefits from the date of contract issuance to January 1, 2021. These amounts were previously recorded in retained earnings but are now reflected in AOCI under the new guidance.
(2)    Primarily reflects amounts related to DAC and other balances as unrealized investment gains or losses no longer impact the amortization pattern of such balances under the new guidance. Also includes the impacts from updates to reserves and other related balances for certain universal life contracts. For additional information, see Note 2.

	January 1, 2021
	Deferred Policy Acquisition Costs
	Term Life	Variable/Universal Life	Total
	(in thousands)
Balance prior to transition	$51,526	$172,899	$224,425
Unwinding amounts related to unrealized investment gains and losses	0	21,714	21,714
Other(1)	1	(1,922)	(1,921)
Balance after transition	$51,527	$192,691	$244,218
(1)    Represents miscellaneous model refinements.

January 1, 2021
Deferred Reinsurance Losses(1)
Variable Annuities
(in thousands)
Balance prior to transition	$15,209
Unwinding amounts related to unrealized investment gains and losses	1,187
Effect of change in reserve basis to market risk benefits	4,236
Balance after transition	$20,632
(1)    Deferred reinsurance losses are included in "Other assets".

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	January 1, 2021
	Benefit Reserves(1)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance prior to transition	$1,049,445	$16,468	$1,065,913
Changes in cash flow assumptions and other activity	30	(687)	(657)
Balance after transition, at original discount rate	1,049,475	15,781	1,065,256
Cumulative changes in discount rate assumptions	401,072	2,188	403,260
Balance after transition, at current discount rate	1,450,547	17,969	1,468,516
Less: Reinsurance recoverable	1,264,199	17,944	1,282,143
Balance after transition, net of reinsurance recoverable	$186,348	$25	$186,373
(1)     Benefit reserves, excluding amounts for reinsurance recoverable, are included in "Future policy benefits". For additional information on the liability for future policy benefits, see Note 8.

January 1, 2021
Deferred Profit Liability(1)
Fixed Annuities
(in thousands)
Balance prior to transition	$102
Changes in benefit reserves	882
Balance after transition	984
Less: Reinsurance recoverable	984
Balance after transition, net of reinsurance recoverable	$0
(1)    Deferred profit liability ("DPL"), excluding amounts for reinsurance recoverable, is included in "Future policy benefits". For additional information regarding the liability for future policy benefits, see Note 8.

	January 1, 2021
	Additional Insurance Reserves(1)
	Variable/Universal Life	Variable Annuities	Total
	(in thousands)
Balance prior to transition	$513,812	$24,433	$538,245
Unwinding amounts related to unrealized investment gains and losses	(109,355)	(1,698)	(111,053)
Balance prior to transition, excluding amounts related to unrealized investment gains and losses	404,457	22,735	427,192
Reclassification of future policy benefits additional insurance reserves to market risk benefits	0	(22,735)	(22,735)
Updates to certain universal life contract liabilities(2)	142,726	0	142,726
Balance after transition, excluding amounts related to unrealized investment gains and losses	547,183	0	547,183
Amounts related to unrealized investment gains and losses after transition	95,331	0	95,331
Balance after transition	642,514	0	642,514
Less: Reinsurance recoverable	613,009	0	613,009
Balance after transition, net of reinsurance recoverable	$29,505	$0	$29,505
(1)    Additional insurance reserves ("AIR"), excluding amounts for reinsurance recoverable, are included in "Future policy benefits". For additional information regarding the liability for future policy benefits, see Note 8.
(2)    For additional information regarding updates to reserves and other related balances for certain universal life contracts, see Note 2.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

January 1, 2021
Unearned Revenue Reserves(1)
Variable/Universal Life
(in thousands)
Balance prior to transition	$94,480
Unwinding amounts related to unrealized investment gains and losses and other activity	92,103
Balance after transition	186,583
Less: Reinsurance recoverable	45,019
Balance after transition, net of reinsurance recoverable	$141,564
(1)    Unearned revenue reserves ("URR") are included in "Policyholders' account balances". For additional information regarding the liability for policyholders' account balances, see Note 9.

January 1, 2021
Market Risk Benefits(1)
Variable Annuities
(in thousands)
Liability for guaranteed benefits recorded at fair value, prior to transition	$1,195,470
Additional insurance reserves to be reclassed to market risk benefits, prior to transition, excluding amounts related to unrealized investment gains and losses	22,735
Total liability prior to transition	1,218,205
Change in reserve basis to market risk benefits framework	(12,634)
Market risk benefits after transition, at current non-performance risk value	1,205,571
Less: Reinsured market risk benefits	1,205,571
Market risk benefits after transition, net of reinsurance	0

Market risk benefits after transition, at contract inception non-performance risk value	$1,266,363
Cumulative change in non-performance risk	60,792
Market risk benefits after transition, at current non-performance risk value	$1,205,571
(1)    For additional information regarding market risk benefits, see Note 10.

January 1, 2021
Cost of Reinsurance(1)
Variable/ Universal Life
(in thousands)
Balance prior to transition	$85,773
Unwinding amounts related to unrealized investment gains and losses	(34,617)
Balance prior to transition, excluding amounts related to unrealized investment gains and losses	51,156
Impact from updates to certain universal life contract liabilities(2)	14,045
Balance after transition, excluding amounts related to unrealized investment gains and losses	65,201
Amounts related to unrealized investment gains and losses after transition	27,620
Balance after transition	$92,821
(1)    Cost of reinsurance is included in "Other liabilities".
(2)    For additional information regarding updates to reserves and other related balances for certain universal life contracts, see Note 2.

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

The most significant estimates include those used in determining future policy benefits; policyholders' account balances and reinsurance related to the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products; market risk benefits; the valuation of investments including derivatives, the measurement of allowance for credit losses, and the recognition of other-than-temporary impairments; reinsurance recoverables; any provision for income taxes and valuation of deferred tax assets; and accruals for contingent liabilities, including estimates for losses in connection with unresolved legal and regulatory matters.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of ASUs to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of March 31, 2023, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

Adoption of ASU 2018-12

Effective January 1, 2023, the Company adopted ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. Adoption of this ASU impacted, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company and had a significant financial impact on the Financial Statements and disclosures. See Note 1 for additional information.

As of the January 1, 2021 transition date, the adoption of the standard resulted in a decrease to “Total equity” of $67 million, primarily from remeasuring in force contract liabilities using upper-medium grade fixed income instrument yields as of the transition date and from other changes in reserves. As of the January 1, 2023 adoption date, the impact amounted to a decrease to "Total equity" of $2 million. The changes in the impacts from January 1, 2021 to January 1, 2023 primarily reflect the increase in market interest rates during 2021 and 2022.

Outlined below are: (1) key accounting policy changes effected by the ASU and (2) updated accounting policies for all of the periods presented in the Unaudited Interim Financial Statements.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
(1) Key Accounting Policy Changes

Area of Change	Description	Method of adoption	Effect on the financial statements or other significant matters
Cash flow assumptions used to measure the liability for future policy benefits for non-participating traditional and limited-payment insurance products	Requires an entity to review, and if necessary, update the cash flow assumptions used to measure the liability for future policy benefits, for both changes in future assumptions and actual experience, at least annually using a retrospective update method with a cumulative catch-up adjustment recorded in a separate line item in the Statements of Operations.	Effective January 1, 2023 using the modified retrospective transition method, which includes a cumulative effect adjustment to the balance sheet as of January 1, 2021 (the “transition date”). Under this method, the amendments to contracts in force were applied as of January 1, 2021 on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI
The impact upon transition reflects the impact on in force contract liabilities in instances where expected net premiums exceeded expected gross premiums at an issue-year cohort level as a result of updating to current best estimate cash flow assumptions as of the transition date. As a result of the modified retrospective transition method, the vast majority of the impact of updating cash flow assumptions to best estimates as of the transition date will be reflected in the pattern of earnings in subsequent periods. See Note 1 for additional information regarding the effect on the financial statements. Adoption of the standard also resulted in additional required disclosures. See Note 8 for additional information.

Discount rate assumption used to measure the liability for future policy benefits for non-participating traditional and limited-payment insurance products	Requires discount rate assumptions to be based on an upper-medium grade fixed income instrument yields, which will be updated each quarter with the impact recorded through OCI. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the discount rate assumptions.	As noted above, the guidance for the liability for future policy benefits was adopted effective January 1, 2023 using the modified retrospective transition method, which includes a cumulative effect adjustment to the balance sheet as of January 1, 2021. Under this method, for balance sheet remeasurement purposes, the liability for future policy benefits is remeasured using discount rates as of January 1, 2021 with the impact recorded as a cumulative effect adjustment to AOCI.
Adoption of the ASU resulted in a significant impact to AOCI as a result of remeasuring in force contract liabilities using current upper-medium grade fixed income instrument yields. This adjustment largely reflects the difference between discount rates locked-in at contract inception versus current discount rates. See Note 1 for additional information regarding the effect on the financial statements. Adoption of the standard also resulted in additional required disclosures. See Note 8 for additional information.

Amortization of deferred acquisition costs ("DAC") and other balances	Requires DAC and other balances, such as URR and Deferred Sales Inducements, to be amortized on a constant level basis over the expected term of the related contract, independent of expected profitability.	Effective January 1, 2023 using the modified retrospective transition method, which includes a cumulative effect adjustment to the balance sheet as of January 1, 2021. Under this method, the amendments to contracts in force were applied as of January 1, 2021 on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI.
Adoption of the ASU did not have a significant impact on DAC and other balances upon transition, other than the impact of the removal of any related amounts in AOCI. See Note 1 for additional information regarding the effect on the financial statements. Adoption of the standard also resulted in additional required disclosures. See Note 6 for additional information.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Market Risk Benefits	Requires an entity to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value, and record MRB assets and liabilities separately on the Statements of Financial Position. Changes in the fair value of market risk benefits are recorded in net income, except for the portion attributable to changes in an entity’s NPR, which is recognized in OCI. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the balance of the market risk benefits upon adoption.	Effective January 1, 2023 using the retrospective transition method, which includes a cumulative effect adjustment to the balance sheet as of January 1, 2021.
Adoption of the ASU resulted in an adjustment to retained earnings for the difference between the fair value and carrying value of benefits not measured at fair value prior to the adoption of the ASU (e.g., guaranteed minimum death benefits on variable annuities) and a reclass of the cumulative effect of changes in NPR from retained earnings to AOCI. See Note 1 for additional information regarding the effect on the financial statements. Adoption of the standard also resulted in additional required disclosures. See Note 10 for additional information.

In addition to the significant key accounting changes noted above, ASU 2018-12 also clarified the definition of assessments used to accrue additional insurance reserves and other related balances, primarily for no-lapse guarantee features on certain universal life contracts. Application of the new guidance changed the pattern of reserve recognition for these guarantees and resulted in an increase to the net contract liabilities related to these products at transition. See Note 1 for additional information regarding the effect on the financial statements.

ASU 2022-05, Financial Services – Insurance (Topic 944) Transition for Sold Contracts was issued on December 15, 2022, to amend the transition guidance in ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The amendment allows an insurance entity to make an accounting policy election to not apply ASU 2018-12 to contracts or legal entities sold or disposed of before the effective date, and in which the insurance entity has no significant continuing involvement with the derecognized contracts. An insurance entity is permitted to apply the policy election on a transaction by transaction basis to each sale or disposal transaction. An insurance entity is required to disclose whether it has chosen to apply this accounting policy election and provide a qualitative description of the sale or disposal transactions to which the accounting policy election is applied. The Company did not apply this accounting policy election.

(2) Updated Accounting Policies

This section includes the updated accounting policies resulting from the adoption of ASU 2018-12 which are applicable to all of the periods presented in the Unaudited Interim Financial Statements. This section is meant to serve as an update to, and should be read in conjunction with, Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

ASSETS

Deferred policy acquisition costs represents costs directly related to the successful acquisition of new and renewal insurance and annuity business. Such DAC primarily includes commissions, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully acquired contracts. In each reporting period, previously capitalized DAC is amortized and included in “Amortization of deferred policy acquisition costs”, and the carrying amount of DAC is not subject to recoverability testing upon adoption of the ASU.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
DAC is amortized on a constant-level basis at a grouped contract level over the expected life of the underlying insurance contracts. Contracts are grouped consistent with the groupings used to estimate the liability for future policy benefits (or other related balances) for the corresponding contracts. Since contracts within a grouping may be of different sizes, contracts within a group are weighted to achieve appropriate amortization and to ensure that DAC is derecognized when a policy is no longer in force. The constant-level basis used to weight contracts within a grouping and amortize DAC is generally defined as follows:

•Life insurance contracts – DAC associated with life insurance contracts is generally amortized in proportion to the initial face amount of life insurance in force. This is applicable to traditional and universal life insurance.

•Payout annuity contracts – DAC associated with payout annuity contracts is amortized in proportion to annual benefit payments.

•Deferred annuity contracts – DAC associated with fixed and variable deferred annuity contracts is amortized in proportion to deposits.

For single premium immediate annuities without life contingencies, acquisition expenses are deferred and amortized over the expected life of the contracts using the interest method.

Current period DAC amortization reflects the impact of changes in actual insurance in force during the period and changes in future assumptions effected as of the end of the quarter, where applicable. The Company typically updates actuarial assumptions annually in the second quarter, (see "Annual Assumptions Review" below), unless a material change is observed in an interim period that is indicative of a long-term trend. Generally, the Company does not expect trends to change significantly in the short-term and, to the extent these trends may change, the Company expects such changes to be gradual over the long-term.

Assumptions used for DAC are consistent with those used in estimating the liability for future policy benefits (or any other related balance) for the corresponding contract. Determining the level of aggregation and actuarial assumptions used in projecting in force terminations requires judgment. Internal criteria are developed to determine the level of aggregation by considering both qualitative and quantitative materiality thresholds. The assumptions used in projecting in force terminations are mortality, mortality improvement, and lapse assumptions. These assumptions are generally based on the Company’s experience, industry experience and/or other factors, as applicable. For variable deferred annuity contracts, lapse rates are adjusted at the contract level based on the in-the-moneyness of the living benefits and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.

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

Reinsurance recoverables include corresponding receivables associated with reinsurance arrangements with affiliates and third party reinsurers, and are reported on the Statements of Financial Position net of the CECL allowance. Reinsurance recoverables also include assumed modified coinsurance arrangements which generally reflect the value of the invested assets retained by the cedant and the associated asset returns. Modified coinsurance recoverables contain an embedded derivative (bifurcated and accounted for separately from the host contract) that is presented together with the derivative embedded in the modified coinsurance payables as one compound derivative. For additional information about these arrangements see Note 11.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The CECL allowance considers the credit quality of the reinsurance counterparty and is generally determined based on the probability of default and loss given default assumptions, after considering any applicable collateral arrangements. The CECL allowance does not apply to reinsurance recoverables with affiliated counterparties under common control. Additions to or releases of the allowance are reported in “Policyholders’ benefits.” Prior to the adoption of this standard, an allowance for credit losses for reinsurance recoverables was established only when it was deemed probable that a reinsurer may fail to make payments to us in a timely manner. Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts under coinsurance arrangements are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. For reinsurance of in force blocks of non-participating traditional and limited-payment contracts, the current value of the direct liability as of inception of the reinsurance agreement is used to calculate the reinsurance recoverable and cost of reinsurance such that there is no immediate other comprehensive income or loss from recognition of the reinsurance recoverable at inception. Consistent with the direct liability, the reinsurance recoverable for non-participating traditional and limited-payment contracts is remeasured each period using current single A rates with the effect on the liability resulting from such updates recorded in "Interest rate remeasurement of future policy benefits" in OCI.

Coinsurance arrangements contrast with the Company’s yearly renewable term arrangements, where only mortality risk is transferred to the reinsurer and premiums are paid to the reinsurer to reinsure that risk. The mortality risk that is reinsured under yearly renewable term arrangements represents the difference between the stated death benefits in the underlying reinsured contracts and the corresponding reserves or account value carried by the Company on those same contracts. The premiums paid to the reinsurer are based upon negotiated amounts, not on the actual premiums paid by the underlying contract holders to the Company. As yearly renewable term arrangements are usually entered into by the Company with the expectation that the contracts will be in force for the lives of the underlying policies, they are considered to be long-duration reinsurance contracts. The cost of reinsurance for universal life products is generally recognized based on the gross assessments of the underlying direct policies. The cost of reinsurance for term insurance products is generally recognized in proportion to direct premiums over the life of the underlying policies.

Market risk benefits in an asset position are presented separately from market risk benefits in a liability position. See “Market risk benefits” below.

Other assets consists primarily of premiums due and deferred loss on reinsurance with affiliates which is amortized over the expected life of the reinsured contracts on a constant-level basis.

Separate account assets represents segregated funds that are invested for certain policyholders, and other customers. The assets consist primarily of equity securities, fixed maturities, real estate-related investments, real estate mortgage loans, short-term investments and derivative instruments and are reported at fair value. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. The investment income and realized investment gains or losses from separate account assets generally accrue to the policyholders and are not included in the Company’s results of operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income”. Asset administration fees charged to the accounts are included in “Asset administration fees”. Seed money that the Company invests in separate accounts is reported in the appropriate general account asset line. Investment income and realized investment gains or losses from seed money invested in separate accounts accrue to the Company and are included in the Company’s results of operations. See Note 7 for additional information regarding separate account arrangements with contractual guarantees. See also “Separate account liabilities” below.

LIABILITIES

Future policy benefits is primarily comprised of the present value of expected future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality or morbidity, less the present value of expected future net premiums (where net premiums are gross premiums multiplied by the Net-To-Gross ("NTG") ratio discussed below). The liability for future policy benefits is accrued over time as premium revenue is recognized. See Note 8 for additional information regarding future policy benefits.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The reserving methodology used for non-participating traditional and limited-payment contracts include the following:

•Cash Flow Assumptions. In measuring the liability for future policy benefits, the net premium valuation methodology is utilized. Under this methodology, a liability for future policy benefits is established using current best estimate insurance assumptions and interest rate assumptions locked-in at contract issuance date. The NTG ratio is calculated as the ratio of the present value of expected policy benefits and non-level claim settlement expenses divided by the present value of expected gross premiums. The NTG ratio is applied to gross premiums, as premium revenue is recognized, to determine net premiums. The liability is then determined as the present value of expected future policy benefits and non-level claim settlement expenses less the present value of expected future net premiums. For purposes of liability measurement, contracts are grouped into cohorts based primarily on issue year and major product line.

The NTG ratio is generally updated quarterly for actual experience and annually for future cash flow assumption updates during the Company’s annual assumptions review process in the second quarter of each year unless a material change is observed in an interim period that is indicative of a long-term trend (see “Annual Assumptions Review” below), and with the exception of claim settlement expense assumptions which the Company has made an entity-wide election to lock-in as of contract issuance. The NTG ratio is subject to a retrospective unlocking method whereby the Company updates its best estimate of cash flows expected over the life of the cohort using actual historical experience and updated future cash flow assumptions. These updated cash flows are used to calculate the revised NTG ratio, which is used to derive an updated liability for future policy benefits as of the beginning of the current reporting period, discounted at the original contract issuance discount rate. The updated liability for future policy benefit amount as of the beginning of the quarter is then compared to the carrying amount of the liability as of that same date, before the updates for actual experience or future cash flow assumptions, to determine the current period change in liability estimate. This current period change in the liability is the liability remeasurement gain or loss that is recorded through current period earnings in “Change in estimates of liability for future policy benefits.” In subsequent periods, the revised NTG ratio is used to measure the liability for future policy benefits, subject to future revisions.

If a cohort is in a loss position where the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and non-level claim settlement expenses, the NTG ratio is capped at 100%. In these instances, all changes in expected benefits resulting from both actual experience deviations and changes in future assumptions are reflected immediately. While the liability for future policy benefits cannot be less than zero (i.e., a contra-liability) at the cohort level and thus the balance is floored at zero (i.e., “flooring”), the NTG ratio may be negative. This would be the case whereby conditions have improved such that the present value of future net premiums plus the existing liability for future policy benefits as of the valuation date exceed the present value of expected future policy benefits and non-level claim settlement expenses. In this case, the negative NTG ratio would be applied going forward to gross premiums received, effectively amortizing the gain into income and reducing the liability over time.

For contracts issued prior to January 1, 2021, the modified retrospective transition method was used to transition to ASU 2018-12. Under this method, the transition date of January 1, 2021 serves as the new issue date of the contracts in force for purposes of retrospectively unlocking the NTG ratio as described above.

•Discount Rate Assumption. The locked-in discount rate is generally based on expected investment returns at contract inception for contracts issued prior to January 1, 2021 and the upper medium grade fixed income corporate instrument yield (i.e., global single A) at contract inception for contracts issued after January 1, 2021. The discount rate in effect at contract inception is locked-in for the calculation of the NTG ratio and accretion of interest cost on the liability through net income. However, for balance sheet remeasurement purposes, the discount rate is updated using the current single A rate at each reporting period, with the effect on the liability resulting from such update recorded in “Interest rate remeasurement of future policy benefits" in OCI.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The methodology used in constructing the single A discount rate curve for discounting cash flows used to calculate the liability for future policy benefits is intended to be reflective of the characteristics of the applicable insurance liabilities. The single A discount rate curve is developed by reference to upper medium grade (low credit risk) fixed income instrument yields that reflect the duration characteristics of the applicable insurance liabilities. The single A discount curve for the United States and foreign economies, such as Japan, with observable corporate A spreads, is developed using government bond rates, plus globally equivalent public corporate A spreads in the observable periods. The definition of upper medium grade is based on Moody’s definition which includes the spectrum of A (i.e., A- to A+). The rate used in foreign operations (with the exception of certain emerging markets, as discussed below) is based on the equivalent of a single A rate from a global rating agency for corporate bonds issued in the same currency and country in which the insurance contract is written. Liquidity is considered in defining the observable period and linear extrapolation is performed to the Company's ultimate long-term economic assumptions. See “Annual Assumptions Review” below for further discussion regarding the Company’s long-term economic assumption setting process.

The Company’s liability for future policy benefits also includes net liabilities for guaranteed benefits related to certain long-duration life contracts, such as no-lapse guarantee contract features (AIR liability), for which a liability is established when associated assessments are recognized (which include investment margin on policyholders' account balances in the general account and all policy charges including charges for administration, mortality, expense, surrender, and other charges). This liability is established using current best estimate assumptions and is based on the ratio of the present value of total expected excess payments (i.e., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio).

For universal life type contracts and participating contracts, the Company performs premium deficiency tests using best estimate assumptions as of the testing date. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves including URR, net of reinsurance), the existing net reserves are adjusted by first reducing these assets by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than these asset balances for insurance contracts, the net reserves are increased by the excess through a charge to current period earnings included in "policyholders' benefits". Since investment yields are used as the discount rate, the premium deficiency test is also performed using a discount rate based on the market yield (i.e., assuming what would be the impact if any unrealized gains (losses) were realized as of the testing date). In the event that by using the market yield a deficiency occurs, an adjustment is established for the deficiency and is included in AOCI.

In certain instances, for universal life type contracts and participating contracts, the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. In these situations, accounting standards require that an additional liability (Profits Followed by Losses or “PFL” liability) be recognized by an amount necessary to sufficiently offset the losses that would be recognized in later years. Historically, PFL liabilities have been predominantly associated with certain universal life contracts that measure GAAP reserves using a dynamic approach, and accordingly, are updated each quarter, using current in force and market data, and as part of the annual assumption update, such that the liability as of each measurement date represents the Company’s current estimate of the present value of the amount necessary to offset anticipated future losses.

The Company’s liability for future policy benefits also includes a liability for unpaid claims and claim adjustment expenses. The Company does not establish claim liabilities until a loss has been incurred. However, unpaid claims and claim adjustment expenses include estimates of claims that the Company believes have been incurred but have not yet been reported as of the balance sheet date.

Policyholders’ account balances liability represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance, as applicable. These policyholders’ account balances also include provision for benefits under non-life contingent payout annuities and certain unearned revenues. The unearned revenue liability represents policy charges for services to be provided in future periods. The charges are deferred as incurred and are generally amortized over the expected life of the contract using the same methodology, factors, and assumption used to amortize DAC. See Note 9 for additional information regarding policyholders’ account balances. Policyholders' account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked feature of certain universal life and annuity products. For additional information regarding the valuation of these embedded derivatives, see Note 5.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Market risk benefit liabilities (or assets) represents contracts or contract features that provide protection to the contractholder and exposes the Company to other than nominal capital market risk, primarily related to deferred annuities with guaranteed minimum benefits associated with Annuities products including guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). The benefits are accounted for using a fair value measurement framework. If a contract contains multiple market risk benefits, the benefits are bundled together and accounted for as a single compound market risk benefit. Market risk benefits in an asset position are presented separately from those in a liability position as there is no legal right of offset between contracts. The fair value of market risk benefits is calculated as the present value of expected future benefit payments to contractholders less the present value of expected future rider fees attributable to the market risk benefit. The fair value of market risk benefits is based on assumptions a market participant would use in valuing market risk benefits. For additional information regarding the valuation of market risk benefits, see Note 5. On a quarterly basis, changes in the fair value of market risk benefits are recorded in net income, net of related hedges, in "Change in value of market risk benefits, net of related hedging gains (losses)", except for the portion of the change attributable to changes in the Company’s NPR which is recorded in OCI. See Note 10 for additional information regarding market risk benefits.

Other liabilities consists primarily of accrued expenses, reinsurance payables and technical overdrafts.

Separate account liabilities primarily represents the contractholders’ account balance in separate account assets and to a lesser extent borrowings of the separate account, and will be equal and offsetting to total separate account assets. See also “Separate account assets” above.

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

Certain individual annuity contracts provide the contractholder a guarantee that the benefit received upon death or annuitization will be no less than a minimum prescribed amount. These benefits are generally accounted for as market risk benefits (see “Market risk benefits” above).

Amounts received as payment for universal or variable individual life contracts, deferred fixed or variable annuities and other contracts without life contingencies are reported as deposits to “Policyholders’ account balances” and/or “Separate account liabilities.” Revenues from these contracts are reflected in “Policy charges and fee income” consisting primarily of fees assessed during the period against the policyholders’ account balances for mortality and other benefit charges, policy administration charges and surrender charges. In addition to fees, the Company earns investment income from the investment of deposits in the Company’s general account portfolio. Fees assessed that represent compensation to the Company for services to be provided in future periods and certain other fees are generally deferred and amortized into revenue over the life of the related contracts using the same methodology, factors, and assumption used to amortize DAC as described above. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited to policyholders’ account balances and amortization of DAC.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Policyholders’ account balances also includes amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products where changes in the value of the embedded derivatives are recorded through "Realized investment gains (losses), net". For additional information regarding the valuation of these embedded derivatives, see Note 5.

Annual Assumptions Review

Annually, the Company performs a comprehensive review of the assumptions set for purposes of estimating future premiums, benefits, and other cash flows. The assumptions are based on the Company’s best estimates of future rates of mortality, morbidity, lapse, surrender, annuitization, expenses and other items. The Company generally looks to relevant Company experience as the primary basis for assumptions. If relevant Company experience is not available or does not have sufficient credibility, the Company may look to experience of similar blocks of business, either in the Company or the industry. Mortality rate assumptions are generally based on Company experience, sometimes blending Company experience with an industry table where the Company experience alone is not credible. The Company sets mortality assumptions that vary by major type of business, with different assumptions for life insurance, annuities, and retirement products. Within type of business, rates vary by age and gender. The Company applies an adjustment for future mortality improvement, consistent with observed long-term trends of population mortality over time. Lapse and surrender assumptions are based on Company and industry experience, where available. The Company sets rates that vary by product type, taking into account features specific to the product.

The Company also performs a comprehensive review of the long-term interest rate assumptions and equity return assumptions that impact reserve calculations. The Company generally utilizes relevant economic outlook information and industry survey as the primary basis for assumptions.

Other ASUs adopted during the three months ended March 31, 2023

The Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosure, effective January 1, 2023, on a prospective basis. This ASU eliminates the accounting guidance for Troubled Debt Restructurings (“TDR”) for creditors and adds enhanced disclosure requirements. Following adoption of the ASU, all loan refinancings and restructurings are subject to the modification guidance in ASC 310-20. Specific to the accounting policy for commercial mortgage and other loans, adoption of the ASU resulted in the elimination of TDRs such that, on a prospective basis, all modifications are evaluated under the existing modification guidance in ASC 310-20 to determine whether a modification results in a new financial instrument or a continuation of the existing financial instrument. Furthermore, for modifications of loans that have a CECL allowance and result in a continuation of the existing loan, the CECL allowance of the loan is remeasured using the modified terms and the post-modification effective yield. Prior to the adoption of the ASU, if a loan modification was a TDR, the CECL allowance of the loan was remeasured using the modified terms and the loan’s original effective yield. Adoption of the ASU did not have a significant impact on the Company’s Financial Statements and Notes to the Financial Statements.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$52,350	$530	$216	$0	$52,664
Obligations of U.S. states and their political subdivisions	182,985	700	3,779	0	179,906
Foreign government bonds	94,250	50	14,977	0	79,323
U.S. public corporate securities	1,348,104	7,322	152,907	0	1,202,519
U.S. private corporate securities	195,195	781	10,532	0	185,444
Foreign public corporate securities	167,603	381	22,925	0	145,059
Foreign private corporate securities	136,113	983	18,377	0	118,719
Asset-backed securities(1)	17,731	242	208	0	17,765
Commercial mortgage-backed securities	123,021	0	8,555	0	114,466
Residential mortgage-backed securities(2)	12,470	113	262	3	12,318
Total fixed maturities, available-for-sale	$2,329,822	$11,102	$232,738	$3	$2,108,183

(1)Includes credit-tranched securities collateralized by education loans and loan obligations.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$62,210	$0	$1,074	$0	$61,136
Obligations of U.S. states and their political subdivisions	165,109	421	6,315	0	159,215
Foreign government bonds	87,853	1	15,891	0	71,963
U.S. public corporate securities	1,062,342	1,943	180,880	0	883,405
U.S. private corporate securities	186,123	141	13,465	358	172,441
Foreign public corporate securities	138,717	28	25,783	0	112,962
Foreign private corporate securities	133,074	523	21,562	0	112,035
Asset-backed securities(1)	18,358	272	256	0	18,374
Commercial mortgage-backed securities	124,486	0	8,595	0	115,891
Residential mortgage-backed securities(2)	12,446	92	467	5	12,066
Total fixed maturities, available-for-sale	$1,990,718	$3,421	$274,288	$363	$1,719,488

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2023
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$2,025	$216	$2,025	$216
Obligations of U.S. states and their political subdivisions	91,811	1,768	23,724	2,011	115,535	3,779
Foreign government bonds	20,990	888	56,267	14,089	77,257	14,977
U.S. public corporate securities	294,009	13,374	682,776	139,533	976,785	152,907
U.S. private corporate securities	42,180	909	110,537	9,623	152,717	10,532
Foreign public corporate securities	25,478	1,167	97,851	21,758	123,329	22,925
Foreign private corporate securities	9,224	233	87,892	18,144	97,116	18,377
Asset-backed securities	1,237	20	7,233	188	8,470	208
Commercial mortgage-backed securities	30,033	3,122	84,434	5,433	114,467	8,555
Residential mortgage-backed securities	10,350	250	273	12	10,623	262
Total fixed maturities, available-for-sale	$525,312	$21,731	$1,153,012	$211,007	$1,678,324	$232,738

	December 31, 2022
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$61,136	$1,074	$0	$0	$61,136	$1,074
Obligations of U.S. states and their political subdivisions	113,693	6,315	0	0	113,693	6,315
Foreign government bonds	46,826	5,741	24,746	10,150	71,572	15,891
U.S. public corporate securities	704,906	111,763	155,138	69,117	860,044	180,880
U.S. private corporate securities	149,670	11,857	9,273	1,608	158,943	13,465
Foreign public corporate securities	69,310	11,016	38,996	14,767	108,306	25,783
Foreign private corporate securities	62,044	12,499	33,858	9,063	95,902	21,562
Asset-backed securities	5,570	160	3,289	96	8,859	256
Commercial mortgage-backed securities	110,820	8,398	5,071	197	115,891	8,595
Residential mortgage-backed securities	10,509	467	0	0	10,509	467
Total fixed maturities, available-for-sale	$1,334,484	$169,290	$270,371	$104,998	$1,604,855	$274,288

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
As of March 31, 2023 and December 31, 2022, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $228.4 million and $269.6 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $4.3 million and $4.7 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of March 31, 2023, the $211.0 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, utility and consumer non-cyclical sectors. As of December 31, 2022, the $105.0 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, consumer non-cyclical and capital goods sectors.

In accordance with its policy described in Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at March 31, 2023. This conclusion was based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of March 31, 2023, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	March 31, 2023
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$81,580	$78,489
Due after one year through five years	250,358	235,884
Due after five years through ten years	154,199	149,387
Due after ten years	1,690,463	1,499,874
Asset-backed securities	17,731	17,765
Commercial mortgage-backed securities	123,021	114,466
Residential mortgage-backed securities	12,470	12,318
Total fixed maturities, available-for-sale	$2,329,822	$2,108,183

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$886	$20,241
Proceeds from maturities/prepayments	32,121	18,233
Gross investment gains from sales and maturities	29	2
Gross investment losses from sales and maturities	(415)	(1,961)
(Addition to) release of allowance for credit losses	360	0
(1) Excludes activity from non-cash related proceeds due to the timing of trade settlements of $0.2 million and $0.0 million for the three months ended March 31, 2023 and 2022, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The following table sets forth the activity in the allowance for credit losses for fixed maturity securities, as of the dates indicated:

	Three Months Ended March 31, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$358	$0	$0	$5	$363
Reductions for securities sold during the period	0	0	(358)	0	0	(1)	(359)
Additions (reductions) on securities with previous allowance	0	0	0	0	0	(1)	(1)
Balance, end of period	$0	$0	$0	$0	$0	$3	$3

For the three months ended March 31, 2022, there was no activity in the allowance for credit losses for available-for-sale securities.

See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information about the Company’s methodology for developing our allowance and expected losses.

For the three months ended March 31, 2023, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to a restructuring in the transportation sector within corporate securities.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of both March 31, 2023 and December 31, 2022.

Fixed Maturities, Trading

The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $0.6 million and $(1.8) million during the three months ended March 31, 2023 and 2022, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss)”, was $(0.0) million and $(0.5) million during the three months ended March 31, 2023 and 2022, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	March 31, 2023		December 31, 2022
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$62,244	38.8%	$62,434	42.0%
Hospitality	12,849	8.0	12,996	8.7
Industrial	31,627	19.7	17,132	11.5
Office	8,188	5.1	10,568	7.1
Other	7,796	4.9	7,767	5.2
Retail	22,021	13.8	22,123	14.9
Total commercial mortgage loans	144,725	90.3	133,020	89.4
Agricultural property loans	15,526	9.7	15,567	10.6
Total commercial mortgage and agricultural property loans	160,251	100.0%	148,587	100.0%
Allowance for credit losses	(499)		(408)
Total net commercial mortgage and other loans	$159,752		$148,179

As of March 31, 2023, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in New Jersey (13%), Florida (11%), New York (9%)) and included loans secured by properties in Europe (3%) and Mexico (2%).

The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended March 31,
	2023			2022
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$405	$3	$408	$246	$0	$246
Addition to (release of) allowance for expected losses	38	53	91	(16)	1	(15)
Allowance, end of period	$443	$56	$499	$230	$1	$231

See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information about the Company's methodology for developing our allowance and expected losses.

For the three months ended March 31, 2023, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to portfolio growth. For the three months ended March 31, 2022, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to net positive credit migration.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	March 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
	(in thousands)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$0	$19,978	$787	$0	$10,030	$47,468	$78,263
60%-69.99%	0	15,000	1,615	2,198	18,953	1,016	38,782
70%-79.99%	14,509	0	347	0	3,855	7,175	25,886
80% or greater	0	0	0	0	0	1,794	1,794
Total	$14,509	$34,978	$2,749	$2,198	$32,838	$57,453	$144,725
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$14,509	$34,978	$2,749	$2,198	$27,743	$39,083	$121,260
1.0 - 1.2x	0	0	0	0	0	8,735	8,735
Less than 1.0x	0	0	0	0	5,095	9,635	14,730
Total	$14,509	$34,978	$2,749	$2,198	$32,838	$57,453	$144,725
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$0	$1,068	$1,080	$0	$0	$1,033	$3,181
60%-69.99%	0	12,345	0	0	0	0	12,345
70%-79.99%	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0
Total	$0	$13,413	$1,080	$0	$0	$1,033	$15,526
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$0	$13,413	$1,080	$0	$0	$1,033	$15,526
1.0 - 1.2x	0	0	0	0	0	0	0
Less than 1.0x	0	0	0	0	0	0	0
Total	$0	$13,413	$1,080	$0	$0	$1,033	$15,526

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

See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional information about the Company's commercial mortgage and other loans credit quality monitoring process.

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	March 31, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$144,725	$0	$0	$0	$144,725	$0
Agricultural property loans	15,526	0	0	0	15,526	0
Total	$160,251	$0	$0	$0	$160,251	$0
(1)As of March 31, 2023, there were no loans in this category accruing interest.
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

For both the three months ended March 31, 2023 and 2022, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration, as of both March 31, 2023 and December 31, 2022.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	March 31, 2023	December 31, 2022
	(in thousands)
LPs/LLCs:
Equity method:
Private equity	78,320	74,468
Hedge funds	43,407	42,472
Real estate-related	9,801	10,199
Subtotal equity method	131,528	127,139
Fair value:
Private equity	256	279
Hedge funds	44	55
Real estate-related	1,935	2,055
Subtotal fair value	2,235	2,389
Total LPs/LLCs	133,763	129,528
Total other invested assets	$133,763	$129,528

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	March 31, 2023	December 31, 2022
	(in thousands)
Fixed maturities	$24,081	$18,653
Equity securities	92	1
Commercial mortgage and other loans	455	352
Policy loans	5,745	5,612
Short-term investments and cash equivalents	691	604
Total accrued investment income	$31,064	$25,222

There were no significant write-downs on accrued investment income for both the three months ended March 31, 2023 and 2022.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Fixed maturities, available-for-sale	$21,117	$17,125
Fixed maturities, trading	157	274
Equity securities	91	91
Commercial mortgage and other loans	1,679	1,082
Policy loans	2,525	2,772
Other invested assets	1,478	4,000
Short-term investments and cash equivalents	2,641	60
Gross investment income	29,688	25,404
Less: investment expenses	(1,028)	(1,035)
Net investment income	$28,660	$24,369

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Fixed maturities(1)	$(26)	$(1,959)
Commercial mortgage and other loans	(91)	15
Other invested assets	0	(51)
Derivatives	(8,241)	17,727
Short term investments and cash equivalents	60	(12)
Realized investment gains (losses), net	$(8,298)	$15,720
(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	March 31, 2023	December 31, 2022
	(in thousands)
Fixed maturity securities, available-for-sale without an allowance	$(221,636)	$(270,867)
Derivatives designated as cash flow hedges(1)	12,513	14,102
Affiliated notes	61	59
Other investments	127	122
Net unrealized gains (losses) on investments	$(208,935)	$(256,584)
(1)For more information on cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both March 31, 2023 and December 31, 2022, the Company had no repurchase agreements.

The following table sets forth the composition of “Cash collateral for loaned securities” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	March 31, 2023			December 31, 2022
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
U.S. public corporate securities	$3,325	$0	$3,325	$0	$0	$0
Total cash collateral for loaned securities(1)	$3,325	$0	$3,325	$0	$0	$0
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

Other types of financial contracts that the Company accounts for as derivatives include:
•Embedded derivatives

For detailed information on these contracts and the related strategies, see Note 4 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

	March 31, 2023			December 31, 2022
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$121,573	$12,726	$(716)	$117,015	$14,281	$(516)
Total Derivatives Designated as Hedge Accounting Instruments:	$121,573	$12,726	$(716)	$117,015	$14,281	$(516)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$30,200	$169	$(348)	$30,200	$0	$(383)
Credit
Credit Default Swaps	0	0	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	24,035	2,535	0	24,035	2,957	0
Foreign Currency
Foreign Currency Forwards	8,336	1	(125)	7,520	3	(368)
Equity
Equity Options	510,150	2,199	(18,506)	509,200	555	(20,562)
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	$572,721	$4,904	$(18,979)	$570,955	$3,515	$(21,313)
Total Derivatives(1)(2)	$694,294	$17,630	$(19,695)	$687,970	$17,796	$(21,829)
(1)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $127 million and $108 million as of March 31, 2023 and December 31, 2022, respectively included in “Policyholders’ account balances".
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

	March 31, 2023
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$17,630	$(17,630)	$0	$0	$0
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$17,630	$(17,630)	$0	$0	$0
Offsetting of Financial Liabilities:
Derivatives	$19,695	$(17,630)	$2,065	$(2,065)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$19,695	$(17,630)	$2,065	$(2,065)	$0

	December 31, 2022
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$17,796	$(17,796)	$0	$0	$0
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$17,796	$(17,796)	$0	$0	$0
Offsetting of Financial Liabilities:
Derivatives	$21,829	$(17,796)	$4,033	$(4,033)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$21,829	$(17,796)	$4,033	$(4,033)	$0
(1)Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 14. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information regarding the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

	Three Months Ended March 31, 2023
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$18	$0	$481	$(112)	$(1,589)
Total cash flow hedges	18	0	481	(112)	(1,589)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	167	0	0	0	0
Currency	(82)	0	0	0	0
Currency/Interest Rate	(228)	0	0	(8)	0
Credit	0	0	0	0	0
Equity	1,759	0	0	0	0
Embedded Derivatives	(9,875)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(8,259)	0	0	(8)	0
Total	$(8,241)	$0	$481	$(120)	$(1,589)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2022 (1)
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$31	$0	$451	$188	$1,222
Total cash flow hedges	31	0	451	188	1,222
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,201)	0	0	0	0
Currency	115	0	0	0	0
Currency/Interest Rate	290	0	0	8	0
Credit	0	0	0	0	0
Equity	(1,526)	0	0	0	0
Embedded Derivatives	20,018	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	17,696	0	0	8	0
Total	$17,727	$0	$451	$196	$1,222
(1)Prior period amounts have been updated to conform to current period presentation.

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2022	$14,102
Amount recorded in AOCI
Currency/Interest Rate	(1,202)
Total amount recorded in AOCI	(1,202)
Amount reclassified from AOCI to income
Currency/Interest Rate	(387)
Total amount reclassified from AOCI to income	(387)
Balance, March 31, 2023	$12,513

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using March 31, 2023 values, it is estimated that a pre-tax gain of $1.7 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending March 31, 2024.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Credit Derivatives

The Company has no exposure from credit derivative positions where it has written or purchased credit protection as of March 31, 2023 and December 31, 2022.

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

Level 2 – Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs.

Level 3 – Fair value is based on at least one significant unobservable input for the asset or liability. The assets and liabilities in this category may require significant judgment or estimation in determining the fair value.

For a discussion of the Company's valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 5 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

As a result of the adoption of ASU 2018-12 in the first quarter of 2023, the Company is required to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value. Market risk benefit liabilities (or assets) represent contracts or contract features that provide protection to the contractholder and exposes the Company to other than nominal capital market risk, primarily related to deferred annuities with guaranteed minimum benefits in the annuities products including guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). The benefits are bundled together and accounted for as single compound market risk benefits using a fair value measurement framework.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The fair value of these market risk benefits is calculated as the present value of expected future benefit payments to contract holders less the present value of expected future rider fees attributable to the market risk benefit. The fair value of these benefit features is based on assumptions a market participant would use in valuing market risk benefits. This methodology could result in either a liability or asset balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management’s judgment.

The significant inputs to the valuation models for these market risk benefits include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived NPR, as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Since many of these assumptions are unobservable and are considered to be significant inputs to the valuations, the assets and liabilities included in market risk benefits have been reflected within Level 3 in the fair value hierarchy.

Capital market inputs and actual policyholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and volatility. In the risk neutral valuation, the initial swap curve drives the total return used to grow the policyholders’ account values. The Company’s discount rate assumption is based on the SOFR swap curve adjusted for an additional spread relative to SOFR to reflect the Company’s market-perceived NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with the Company issued funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements, living benefit guarantees, and index-linked interest crediting guarantees are insurance liabilities and are therefore senior to debt.

Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon company emerging experience and industry studies, future expectations and other data, including any observable market data. These assumptions are generally updated annually unless a material change that the Company feels is indicative of a long-term trend is observed in an interim period.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	March 31, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$52,664	$0	$	$52,664
Obligations of U.S. states and their political subdivisions	0	179,906	0		179,906
Foreign government bonds	0	79,323	0		79,323
U.S. corporate public securities	0	1,202,519	0		1,202,519
U.S. corporate private securities	0	181,868	3,576		185,444
Foreign corporate public securities	0	145,059	0		145,059
Foreign corporate private securities	0	118,719	0		118,719
Asset-backed securities(2)	0	17,765	0		17,765
Commercial mortgage-backed securities	0	94,585	19,881		114,466
Residential mortgage-backed securities	0	12,318	0		12,318
Subtotal	0	2,084,726	23,457		2,108,183
Market risk benefit assets	0	0	562,922		562,922
Fixed maturities, trading	0	23,938	0		23,938
Equity securities	0	69	4,294		4,363
Short-term investments	0	8,000	0		8,000
Cash equivalents	0	81,323	0		81,323
Other invested assets(3)	0	17,630	0	(17,630)	0
Reinsurance recoverable	0	0	1,357		1,357
Receivables from parent and affiliates	0	699	0		699
Subtotal excluding separate account assets	0	2,216,385	592,030	(17,630)	2,790,785
Separate account assets(4)(5)	0	12,452,598	0		12,452,598
Total assets	$0	$14,668,983	$592,030	$(17,630)	$15,243,383
Market risk benefit liabilities	$0	$0	$562,922	$	$562,922
Policyholders' account balances	0	0	127,032		127,032
Payables to parent and affiliates	0	19,695	0	(17,630)	2,065
Total liabilities	$0	$19,695	$689,954	$(17,630)	$692,019

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2022
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$61,136	$0	$	$61,136
Obligations of U.S. states and their political subdivisions	0	159,215	0		159,215
Foreign government bonds	0	71,963	0		71,963
U.S. corporate public securities	0	883,405	0		883,405
U.S. corporate private securities	0	168,638	3,803		172,441
Foreign corporate public securities	0	112,962	0		112,962
Foreign corporate private securities	0	112,035	0		112,035
Asset-backed securities(2)	0	18,374	0		18,374
Commercial mortgage-backed securities	0	95,190	20,701		115,891
Residential mortgage-backed securities	0	12,066	0		12,066
Subtotal	0	1,694,984	24,504		1,719,488
Market risk benefit assets	0	0	558,624		558,624
Fixed maturities, trading	0	23,782	0		23,782
Equity securities	0	67	4,291		4,358
Short-term investments	0	3,000	0		3,000
Cash equivalents	0	245,302	0		245,302
Other invested assets(3)	0	17,796	0	(17,796)	0
Reinsurance recoverable	0	0	0		0
Receivables from parent and affiliates	0	688	0		688
Subtotal excluding separate account assets	0	1,985,619	587,419	(17,796)	2,555,242
Separate account assets(4)(5)	0	12,014,623	0		12,014,623
Total assets	$0	$14,000,242	$587,419	$(17,796)	$14,569,865
Market risk benefit liabilities	$0	$0	$558,624	$	$558,624
Policyholders' account balances	0	0	108,144		108,144
Payables to parent and affiliates	0	21,829	0	(17,796)	4,033
Total liabilities	$0	$21,829	$666,768	$(17,796)	$670,801

(1)“Netting” amounts represent cash collateral of $0 million as of both March 31, 2023 and December 31, 2022.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of March 31, 2023 and December 31, 2022, the fair values of such investments were $2.2 million and $2.4 million, respectively.
(4)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). At March 31, 2023 and December 31, 2022, the fair value of such investments were $1,961 million and $1,912 million, respectively.
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

	March 31, 2023
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$3,576	Discounted cash flow	Discount rate	10.68%	10.68%	10.68%	Decrease
Commercial mortgage-backed securities	$19,881	Discounted cash flow	Liquidity premium	0.60%	0.75%	0.69%	Decrease
Market risk benefit assets(3)	$562,922	Discounted cash flow	Lapse rate(4)	1%	20%		Increase
			Spread over SOFR(5)	0.52%	2.20%		Increase
			Utilization rate(6)	38%	95%		Decrease
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	15%		Increase
			Equity volatility curve	18%	25%		Decrease
Liabilities:
Market risk benefit liabilities(3)	$562,922	Discounted cash flow	Lapse rate(4)	1%	20%		Decrease
			Spread over SOFR(5)	0.52%	2.20%		Decrease
			Utilization rate(6)	38%	95%		Increase
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	15%		Decrease
			Equity volatility curve	18%	25%		Increase
Policyholders' account balances(9)	$127,032	Discounted cash flow	Lapse rate(4)	1%	80%		Decrease
			Spread over SOFR(5)	0.27%	2.34%		Decrease
			Mortality rate(8)	0%	23%		Decrease
			Equity volatility curve	14%	30%		Increase
			Option budget(10)	(2)%	6%		Increase

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2022
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$3,803	Discounted cash flow	Discount rate	10.18%	10.18%	10.18%	Decrease
Commercial mortgage-backed securities	$20,701	Discounted cash flow	Liquidity premium	60%	75%	69.05%	Decrease
Market risk benefit assets(3)	$558,624	Discounted cash flow	Lapse rate(4)	1%	20%		Increase
			Spread over SOFR(5)	0.51%	2.14%		Increase
			Utilization rate(6)	38%	95%		Decrease
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	15%		Increase
			Equity volatility curve	18%	28%		Decrease
Liabilities:
Market risk benefit liabilities(3)	$558,624	Discounted cash flow	Lapse rate(4)	1%	20%		Decrease
			Spread over SOFR(5)	0.51%	2.14%		Decrease
			Utilization rate(6)	38%	95%		Increase
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	15%		Decrease
			Equity volatility curve	18%	28%		Increase
Policyholders' account balances(9)	$108,144	Discounted cash flow	Lapse rate(4)	1%	6%		Decrease
			Spread over SOFR(5)	0.17%	0.66%		Decrease
			Mortality rate(8)	0%	23%		Decrease
			Equity volatility curve	18%	28%		Increase
(1)Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.
(2)Includes assets classified as fixed maturities available-for-sale.
(3)Market risk benefits primarily represent fair value for all living benefit guarantees including accommodation, withdrawal and income benefits. Since the valuation methodology for these assets and liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(4)Lapse rates for contracts with living benefit guarantees are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates for contracts with index-linked crediting guarantees may be adjusted at the contract level based on the applicability of any surrender charges, product type, and market related factors such as interest rates. Lapse rates are also generally assumed to be lower for the period where surrender charges apply. For any given contract, lapse rates vary throughout the period over which cash flows are projected for the purposes of valuing these embedded derivatives.
(5)The spread over the Secured Overnight Financing Rate (“SOFR”) swap curve and the London Inter-Bank Offered Rate (“LIBOR”) swap curve represents the premium added to the proxy for the risk-free rate (SOFR or LIBOR, as applicable) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of March 31, 2023 and December 31, 2022, respectively. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements, living benefit guarantees, and index-linked interest crediting guarantees are insurance liabilities and are therefore senior to debt.
(6)The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. Utilization assumptions may vary by product type, tax status and age. The impact of changes in these assumptions is highly dependent on the product type, the age of the contractholder at the time of the sale, and the timing of the first lifetime income withdrawal. Range reflects the utilization rate for the vast majority of business with living benefits.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
(7)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of both March 31, 2023 and December 31, 2022, the minimum withdrawal rate assumption is 77% and maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
(8)The range reflects the mortality rates for the vast majority of business with living benefits and other contracts, with policyholders ranging from 50 to 90 years old. While the majority of living benefits have a minimum age requirement, certain other contracts do not have an age restriction. This results in contractholders with mortality rates approaching 0% for certain benefits. Mortality rates may vary by product, age, and duration. A mortality improvement assumption is also incorporated into the overall mortality table.
(9)Policyholders’ account balances primarily represent general account liabilities for the index-linked interest credited on certain of the Company’s life and annuity products that are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(10)Option budget estimates the expected long-term cost of options used to hedge exposures associated with equity price and interest rate changes. The level of option budgets determines future costs of the options, which impacts the growth in account value and the valuation of embedded derivatives.

Interrelationships Between Unobservable Inputs – In addition to the sensitivities of fair value measurements to changes in each unobservable input in isolation, as reflected in the table above, interrelationships between these inputs may also exist, such that a change in one unobservable input may give rise to a change in another or multiple inputs. Examples of such interrelationships for significant internally-priced Level 3 assets and liabilities are as follows:
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
Commercial Mortgage-backed Securities – Interrelationships may exist between the prepayment rate, the default rate and/ or loss severity, depending on specific market conditions. In stronger economic cycles, prepayment rates are generally driven by underlying property appreciation and subsequent cash-out refinances, while default rates and loss severity may be lower. During weaker economic cycles, prepayment rates may decline, while default rates and loss severity increase. Generally, a change in the assumption used for the probability of default would have been accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates. The impact of these factors on average life and economics varies with the deal structure and tranche subordination.
Market Risk Benefits – The Company expects efficient benefit utilization and withdrawal rates to generally be correlated with lapse rates. However, behavior is generally highly dependent on the facts and circumstances surrounding the individual contractholder, such as their liquidity needs or tax situation, which could drive lapse behavior independent of other contractholder behavior assumptions. To the extent more efficient contractholder behavior results in greater in-the-moneyness at the contract level, lapse rates may decline for those contracts. Similarly, to the extent that increases in equity volatility are correlated with overall declines in the capital markets, lapse rates may decline as contracts become more in-the-money.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2023(5)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(2)	$3,803	$(36)	$3,644	$0	$0	$(3,835)	$0	$0	$0	$3,576	$(37)
Structured securities(3)	20,701	(733)	0	0	0	(87)	0	0	0	19,881	(720)
Other assets:
Equity securities	4,291	3	0	0	0	0	0	0	0	4,294	3
Reinsurance recoverable	0	1,357	0	0	0	0	0	0	0	1,357	1,357
Liabilities:
Policyholders' account balances(4)	(108,144)	(10,832)	0	0	(8,056)	0	0	0	0	(127,032)	(13,914)

	Three Months Ended March 31, 2023(5)
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(1)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(2)	$0	$(756)	$(11)	$0	$0	$(757)
Other assets:
Equity securities	0	3	0	0	0	3	0
Reinsurance recoverable	1,357	0	0	0	1,357	0	0
Liabilities:
Policyholders' account balances	(10,832)	0	0	0	(13,914)	0	0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2022(5)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(2)	24,319	(2,864)	0	0	0	(632)	0	0	0	20,823	(2,821)
Structured securities(3)	27,274	(2,795)	0	0	0	(82)	0	0	0	24,397	(2,796)
Other assets:
Equity securities	5,812	(514)	0	0	0	0	0	0	0	5,298	(514)
Reinsurance recoverable	0	0	0	0	0	0	0	0	0	0	0
Liabilities:
Policyholders' account balances(4)	(153,127)	19,553	0	0	0	2,644	0	0	0	(130,930)	21,607

	Three Months Ended March 31, 2022(5)
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(1)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$0	$0	$(5,661)	$2	$0	$0	$(5,617)
Other assets:
Equity securities	0	(514)	0	0	0	(514)	0
Reinsurance recoverable	0	0	0	0	0	0	0
Liabilities:
Policyholders' account balances	19,553	0	0	0	21,607	0	0
(1)Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(2)Includes U.S. corporate private securities.
(3)Includes commercial mortgage-backed securities.
(4)Issuances and settlements for Policyholders' account balances are presented net in the rollforward.
(5)Effective January 1, 2021, Future policy benefits previously included in “changes in level 3 assets and liabilities” are reported in Note 10 Market Risk Benefits.

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

	March 31, 2023
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$155,427	$155,427	$159,752
Policy loans	0	0	212,479	212,479	212,479
Short-term investments	4,000	0	0	4,000	4,000
Cash and cash equivalents	1,963	0	0	1,963	1,963
Accrued investment income	0	31,064	0	31,064	31,064
Reinsurance recoverables	0	0	24,462	24,462	26,196
Receivables from parent and affiliates	0	16,875	0	16,875	16,875
Other assets	0	3,805	0	3,805	3,805
Total assets	$5,963	$51,744	$392,368	$450,075	$456,134
Liabilities:
Policyholders’ account balances - investment contracts	$0	$165,411	$34,845	$200,256	$201,990
Cash collateral for loaned securities	0	3,325	0	3,325	3,325
Payables to parent and affiliates	0	9	0	9	9
Other liabilities	0	56,513	0	56,513	56,513
Total liabilities	$0	$225,258	$34,845	$260,103	$261,837

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2022
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$141,513	$141,513	$148,179
Policy loans	0	0	212,063	212,063	212,063
Short-term investments	4,000	0	0	4,000	4,000
Cash and cash equivalents	10,465	0	0	10,465	10,465
Accrued investment income	0	25,222	0	25,222	25,222
Reinsurance recoverables	0	0	25,127	25,127	27,183
Receivables from parent and affiliates	0	18,660	0	18,660	18,660
Other assets	0	3,852	0	3,852	3,852
Total assets	$14,465	$47,734	$378,703	$440,902	$449,624
Liabilities:
Policyholders’ account balances - investment contracts	$0	$180,576	$36,746	$217,322	$219,378
Cash collateral for loaned securities	0	0	0	0	0
Payables to parent and affiliates	0	3,513	0	3,513	3,513
Other liabilities	0	51,312	0	51,312	51,312
Total liabilities	$0	$235,401	$36,746	$272,147	$274,203
(1)Carrying values presented herein differ from those in the Company’s Unaudited Interim Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.

6.    DEFERRED POLICY ACQUISITION COSTS AND DEFERRED REINSURANCE

The following tables show a rollforward for the lines of business that contain DAC balances, along with a reconciliation to the Company's total DAC balance:

	March 31, 2023
	Term Life	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$70,213	$281,661	$351,874
Capitalization	4,007	10,791	14,798
Amortization expense	(1,748)	(3,272)	(5,020)
Other	0	3	3
Balance, end of period	$72,472	$289,183	$361,655

	March 31, 2022
	Term Life	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$62,091	$246,653	$308,744
Capitalization	4,228	13,642	17,870
Amortization expense	(1,650)	(3,179)	(4,829)
Other	0	(4)	(4)
Balance, end of period	$64,669	$257,112	$321,781

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Deferred Reinsurance Losses

The following tables show a rollforward of DRL balances for variable annuity products, which is the only line of business that contains a DRL balance, along with a reconciliation to the Company's total DRL balance:

March 31, 2023
Variable Annuities
(in thousands)
Balance, beginning of period	$17,425
Amortization expense	(378)
Balance, end of period	$17,047

March 31, 2022
Variable Annuities
(in thousands)
Balance, beginning of period	$18,977
Amortization expense	(395)
Balance, end of period	$18,582

7.    SEPARATE ACCOUNTS

The Company issues annuity and life insurance variable contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. Most annuity and life insurance variable contracts are offered with both separate and general account options.

The Company also issues variable annuity contracts where the Company contractually guarantees to the contractholder a return of no less than total deposits made to the contract adjusted for any partial withdrawals. In certain of these variable annuity contracts, the Company also contractually guarantees to the contractholder a return of no less than (1) total deposits made to the contract adjusted for any partial withdrawals plus a minimum return, and/or (2) the highest contract value on a specified date adjusted for any withdrawals. These guarantees include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods.

The assets supporting the variable portion of annuity and life insurance variable contracts are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities.” The liabilities related to the net amount at risk are reflected within future policy benefits or market risk benefits. Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits” or “Realized investment gains (losses), net.”

Separate Account Assets

The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
Asset Type:
Mutual funds:
Equity	$7,642,559	$7,430,452
Fixed Income	4,139,655	3,973,001
Other	670,384	611,170
Other invested assets	1,961,083	1,912,335
Total	$14,413,681	$13,926,958

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
For the periods ended March 31, 2023 and December 31, 2022, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.

Separate Account Liabilities
The balances of and changes in separate account liabilities are as follows:

	March 31, 2023
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$8,928,568	$4,998,390	$13,926,958
Deposits	8,431	43,878	52,309
Investment performance	439,099	263,521	702,620
Policy charges	(55,991)	(25,372)	(81,363)
Surrenders and withdrawals	(194,702)	(11,989)	(206,691)
Benefit payments	(1,378)	(9,924)	(11,302)
Net transfers (to) from general account	913	28,189	29,102
Other	397	1,651	2,048
Balance, end of period	$9,125,337	$5,288,344	$14,413,681

Cash surrender value(1)	$8,933,846	$5,208,516	$14,142,362

(1) Cash surrender value represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges.

	March 31, 2022
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$11,982,322	$5,940,046	$17,922,368
Deposits	24,269	48,156	72,425
Investment performance	(776,250)	(296,251)	(1,072,501)
Policy charges	(64,417)	(25,566)	(89,983)
Surrenders and withdrawals	(217,281)	(6,875)	(224,156)
Benefit payments	(1,219)	(13,214)	(14,433)
Net transfers (to) from general account	(2)	(12,141)	(12,143)
Other	270	2,298	2,568
Balance, end of period	$10,947,692	$5,636,453	$16,584,145

Cash surrender value(1)	$10,707,646	$5,561,179	$16,268,825

(1) Cash surrender value represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
8.    LIABILITY FOR FUTURE POLICY BENEFITS

Liability for Future Policy Benefits primarily consists of the following sub-components, which are discussed in greater detail below.

•Benefit Reserves;
•Deferred Profit Liability; and
•Additional Insurance Reserves

Benefit Reserves

The balances of and changes in Benefit Reserves as of and for the periods indicated consist of the three tables presented below: Present Value of Expected Net Premiums rollforward, Present Value of Expected Future Policy Benefits rollforward, and Net Liability for Future Policy Benefits.

	March 31, 2023
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$1,416,807	$0	$1,416,807
Effect of cumulative changes in discount rate assumptions, beginning of period	73,563	0	73,563
Balance at original discount rate, beginning of period	1,490,370	0	1,490,370
Effect of actual variances from expected experience	(10,232)	(599)	(10,831)
Adjusted balance, beginning of period	1,480,138	(599)	1,479,539
Issuances	16,867	710	17,577
Net premiums / considerations collected	(43,352)	(111)	(43,463)
Interest accrual	17,156	0	17,156
Balance at original discount rate, end of period	1,470,809	0	1,470,809
Effect of cumulative changes in discount rate assumptions, end of period	(40,753)	0	(40,753)
Balance, end of period	$1,430,056	$0	$1,430,056

	March 31, 2023
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$2,551,191	$16,460	$2,567,651
Effect of cumulative changes in discount rate assumptions, beginning of period	137,962	1,899	139,861
Balance at original discount rate, beginning of period	2,689,153	18,359	2,707,512
Effect of actual variances from expected experience and other activity	(14,462)	183	(14,279)
Adjusted balance, beginning of period	2,674,691	18,542	2,693,233
Issuances	16,867	710	17,577
Interest accrual	32,494	171	32,665
Benefit payments	(40,914)	(551)	(41,465)
Other adjustments	(372)	0	(372)
Balance at original discount rate, end of period	2,682,766	18,872	2,701,638
Effect of cumulative changes in discount rate assumptions, end of period	(64,374)	(1,536)	(65,910)
Balance, end of period	$2,618,392	$17,336	$2,635,728

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	March 31, 2023
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$1,188,336	$17,336	$1,205,672
Flooring impact, end of period	0	0	0
Balance, end of period, post-flooring	1,188,336	17,336	1,205,672
Less: Reinsurance recoverable	1,036,995	17,336	1,054,331
Balance after reinsurance recoverable, end of period, post-flooring	$151,341	$0	$151,341

	March 31, 2022
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$1,641,933	$0	$1,641,933
Effect of cumulative changes in discount rate assumptions, beginning of period	(253,752)	0	(253,752)
Balance at original discount rate, beginning of period	1,388,181	0	1,388,181
Effect of actual variances from expected experience and other activity	3,165	0	3,165
Adjusted balance, beginning of period	1,391,346	0	1,391,346
Issuances	20,680	341	21,021
Net premiums / considerations collected	(40,394)	(341)	(40,735)
Interest accrual	16,119	0	16,119
Balance at original discount rate, end of period	1,387,751	0	1,387,751
Effect of cumulative changes in discount rate assumptions, end of period	120,622	0	120,622
Balance, end of period	$1,508,373	$0	$1,508,373

	March 31, 2022
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$3,041,562	$19,314	$3,060,876
Effect of cumulative changes in discount rate assumptions, beginning of period	(561,455)	(1,459)	(562,914)
Balance at original discount rate, beginning of period	2,480,107	17,855	2,497,962
Effect of actual variances from expected experience	(706)	196	(510)
Adjusted balance, beginning of period	2,479,401	18,051	2,497,452
Issuances	20,680	341	21,021
Interest accrual	30,217	150	30,367
Benefit payments	(35,047)	(529)	(35,576)
Other adjustments	(41)	(74)	(115)
Balance at original discount rate, end of period	2,495,210	17,939	2,513,149
Effect of cumulative changes in discount rate assumptions, end of period	285,629	(132)	285,497
Balance, end of period	$2,780,839	$17,807	$2,798,646

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	March 31, 2022
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$1,272,466	$17,807	$1,290,273
Flooring impact, end of period	6,028	0	6,028
Balance, end of period, post-flooring	1,278,494	17,807	1,296,301
Less: Reinsurance recoverable	1,112,534	17,807	1,130,341
Balance after reinsurance recoverable, end of period, post-flooring	$165,960	$0	$165,960
The following tables provide supplemental information related to the balances of and changes in Benefit Reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the periods indicated:

	March 31, 2023
	Term Life	Fixed Annuities
	(in thousands)
Undiscounted expected future gross premiums	$3,056,399	$0
Discounted expected future gross premiums (at original discount rate)	$2,057,345	$0
Discounted expected future gross premiums (at current discount rate)	$2,006,982	$0
Undiscounted expected future benefits and expenses	$4,332,537	$24,654
Interest accrual	$15,338	$171
Gross premiums	$61,365	$112
Weighted-average duration of the liability in years (at original discount rate)	11	7
Weighted-average duration of the liability in years (at current discount rate)	10	6
Weighted-average interest rate (at original discount rate)	5.31%	3.61%
Weighted-average interest rate (at current discount rate)	5.07%	4.98%

	March 31, 2022
	Term Life	Fixed Annuities
	(in thousands)
Undiscounted expected future gross premiums	$3,307,354	$0
Discounted expected future gross premiums (at original discount rate)	$2,192,982	$0
Discounted expected future gross premiums (at current discount rate)	$2,396,738	$0
Undiscounted expected future benefits and expenses	$4,023,253	$23,522
Interest accrual	$14,098	$150
Gross premiums	$62,991	$653
Weighted-average duration of the liability in years (at original discount rate)	10	7
Weighted-average duration of the liability in years (at current discount rate)	11	7
Weighted-average interest rate (at original discount rate)	5.34%	3.39%
Weighted-average interest rate (at current discount rate)	3.55%	3.49%
For additional information regarding observable market information and the techniques used to determine the interest rate assumptions seen above, see Note 2.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

For non-participating traditional and limited-payment products, if a cohort is in a loss position where the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for the present value of expected future policy benefits and non-level claim settlement expenses, then the liability for future policy benefits is adjusted at that time, and thereafter such that all changes, both favorable and unfavorable, in expected benefits resulting from both actual experience deviations and changes in future assumptions are recognized immediately as a gain or loss.

In the first three months of 2023, there was a $3 million gain in net income for nonparticipating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts, mostly offset by a $3 million loss, reflecting the impact of ceded reinsurance on the affected cohorts. The favorable impact in the first three months of 2023 is primarily due to favorable mortality experience related to individual term life products.

In the first three months of 2022, there was a $2 million gain in net income for nonparticipating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts, mostly offset by a $2 million charge, reflecting the impact of ceded reinsurance on the affected cohorts. The favorable impact in the first three months of 2022 is primarily due to favorable mortality experience related to individual term life products.

Deferred Profit Liability

The balances of and changes in Deferred Profit Liability as of and for the periods indicated are as follows:

	March 31, 2023	March 31, 2022
	Fixed Annuities
	(in thousands)
Balance, beginning of period	$1,684	$1,726
Effect of actual variances from expected experience	(107)	(164)
Adjusted balance, beginning of period	1,577	1,562
Profits deferred	0	309
Interest accrual	13	16
Amortization	(45)	(52)
Other adjustments	0	(6)
Balance, end of period	1,545	1,829
Less: Reinsurance recoverable	1,545	1,829
Balance after reinsurance recoverable	$0	$0

The following table provides supplemental information related to the balances of and changes in Deferred Profit Liability, included in the disaggregated table above, on a gross (direct and assumed) basis, as of and for the period indicated:

	March 31, 2023	March 31, 2022
	Fixed Annuities
	(in thousands)
Revenue(1)	$139	$(103)
Interest accrual	13	16
(1) Represents the gross premiums collected in changes in deferred profit liability.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Additional Insurance Reserves

AIR represents the additional liability for annuitization, death, or other insurance benefits, including GMDB and GMIB contract features, that are above and beyond the contractholder's account balance.

The following table shows a rollforward of AIR balances for variable and universal life products, for the periods indicated:

	March 31, 2023	March 31, 2022
	(in thousands)
Balance including amounts in AOCI, beginning of period, post-flooring	$827,478	$703,968
Flooring impact and amounts in AOCI	91,115	(71,467)
Balance, excluding amounts in AOCI, beginning of period, pre-flooring	918,593	632,501
Effect of actual variances from expected experience and other activity	(342)	(10,170)
Adjusted balance, beginning of period	918,251	622,331
Assessments collected(1)	14,827	39,441
Interest accrual	7,840	5,339
Benefits paid	(3,995)	(3,284)
Balance, excluding amounts in AOCI, end of period, pre-flooring	936,923	663,827
Flooring impact and amounts in AOCI	(65,818)	14,281
Balance, including amounts in AOCI, end of period, post-flooring	871,105	678,108
Less: Reinsurance recoverable	834,640	643,583
Balance after reinsurance recoverable, including amounts in AOCI, end of period	$36,465	$34,525
(1) Represents the portion of gross assessments required to fund the future policy benefits.

	March 31, 2023	March 31, 2022
	(in thousands)
Interest accrual	$7,840	$5,339
Gross assessments	$46,941	$92,938
Weighted-average duration of the liability in years (at original discount rate)	28	26
Weighted-average interest rate (at original discount rate)	3.42%	3.33%

Future Policy Benefits Reconciliation

The following table presents the reconciliation of the ending balances from the above rollforwards, Benefit Reserves, Additional Insurance Reserves, and Deferred Profit Liability including other liabilities, gross of related reinsurance recoverables, to the total liability for Future Policy Benefits as reported on the Company's Unaudited Interim Statements of Financial Position as of the periods indicated:

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	March 31, 2023	March 31, 2022
	(in thousands)
Benefit reserves, end of period, post-flooring	$1,205,672	$1,296,301
Additional insurance reserves, including amounts in AOCI, end of period, post-flooring	871,105	678,108
Deferred profit liability, end of period, post-flooring	1,545	1,829
Subtotal of amounts disclosed above	2,078,322	1,976,238
Other Future policy benefits reserves(1)	149,309	171,407
Total Future policy benefits	$2,227,631	$2,147,645

(1)Represents balances for which disaggregated rollforward disclosures are not required, including unpaid claims and claims expenses, and incurred but not reported and in course of settlement claim liabilities.

Revenue and Interest Expense

The following tables present revenue and interest expense related to Benefit Reserves, Additional Insurance Reserves, and Deferred Profit Liability, as well as related revenue and interest expense not presented in the above supplemental tables, in the Company's Statement of Operations for the periods indicated:

	March 31, 2023
	Revenues(1)
	Fixed Annuities	Term Life	Variable and Universal Life	Total
	(in thousands)
Benefit reserves	$112	$61,365	$0	$61,477
Additional insurance reserves	0	0	46,941	46,941
Deferred profit liability	139	0	0	139
Total	$251	$61,365	$46,941	$108,557

	March 31, 2022
	Revenues(1)
	Fixed Annuities	Term Life	Variable and Universal Life	Total
	(in thousands)
Benefit reserves	$653	$62,991	$0	$63,644
Additional insurance reserves	0	0	92,938	92,938
Deferred profit liability	(103)	0	0	(103)
Total	$550	$62,991	$92,938	$156,479

(1)Represents "Gross premiums" for benefit reserves; "Gross assessments" for additional insurance reserves; and "Revenue" for deferred profit liability.

	March 31, 2023
	Interest Expense
	Fixed Annuities	Term Life	Variable and Universal Life	Total
	(in thousands)
Benefit reserves	$171	$15,338	$0	$15,509
Additional insurance reserves	0	0	7,840	7,840
Deferred profit liability	13	0	0	13
Total	$184	$15,338	$7,840	$23,362

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	March 31, 2022
	Interest Expense
	Fixed Annuities	Term Life	Variable and Universal Life	Total
	(in thousands)
Benefit reserves	$150	$14,098	$0	$14,248
Additional insurance reserves	0	0	5,339	5,339
Deferred profit liability	16	0	0	16
Total	$166	$14,098	$5,339	$19,603

9.    POLICYHOLDERS' ACCOUNT BALANCES

Policyholders' Account Balances

The Company issues variable life and variable universal life insurance contracts where the Company contractually guarantees to the contractholder a death benefit even when there is insufficient value to cover monthly mortality and expense charges, whereas otherwise the contract would typically lapse (“no-lapse guarantee”).

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The balance of and changes in policyholders' account balances as of and for the periods ended are as follows:

	March 31, 2023
	Variable Annuities	Variable Life / Universal Life	Total
	(in thousands)
Balance, beginning of period	$327,124	$2,084,680	$2,411,804
Deposits	25,558	57,220	82,778
Interest credited	2,015	13,972	15,987
Policy charges	(40)	(36,360)	(36,400)
Surrenders and withdrawals	(8,163)	(29,361)	(37,524)
Benefit payments	(1,647)	(422)	(2,069)
Net transfers (to) from separate account	(913)	(28,189)	(29,102)
Change in market value and other adjustments	(131)	10,436	10,305
Balance, end of period	343,803	2,071,976	2,415,779
Reinsurance and other recoverables(1)	319,707	765,282	1,084,989
Policyholders' account balance net of reinsurance and other recoverables	$24,096	$1,306,694	$1,330,790

Unearned revenue reserve			328,956
Other			47,556
Total Policyholders' account balances			$2,792,291

Weighted-average crediting rate	2.40%	2.69%	2.65%
Net amount at risk(2)	$0	$33,887,277	$33,887,277
Cash surrender value(3)	$322,593	$1,733,643	$2,056,236

(1) The amount of recoverables related to reinsurance agreements that reduce the risk of the policyholders’ account balances gross liability.
(2) The net amount at risk calculation includes both general and separate account balances.
(3) Cash surrender value represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	March 31, 2022
	Variable Annuities	Variable Life / Universal Life	Total
	(in thousands)
Balance, beginning of period	$344,945	$2,052,065	$2,397,010
Deposits	298	64,070	64,368
Interest credited	1,564	15,441	17,005
Policy charges	(48)	(36,141)	(36,189)
Surrenders and withdrawals	(5,197)	(34,575)	(39,772)
Benefit payments	(1,257)	365	(892)
Net transfers (to) from separate account	2	12,141	12,143
Change in market value and other adjustments	0	(19,553)	(19,553)
Balance, end of period	340,307	2,053,813	2,394,120
Reinsurance and other recoverables(1)	336,619	738,500	1,075,119
Policyholders' account balance net of reinsurance and other recoverables	$3,688	$1,315,313	$1,319,001

Unearned revenue reserve			268,002
Other			50,657
Total Policyholders' account balances			$2,712,779

Weighted-average crediting rate	1.83%	3.01%	2.84%
Net amount at risk(2)	$0	$32,527,594	$32,527,594
Cash surrender value(3)	$319,207	$1,700,247	$2,019,454

(1) The amount of recoverables related to reinsurance agreements that reduce the risk of the policyholders’ account balances gross liability.
(2) The net amount at risk calculation includes both general and separate account balances.
(3) Cash surrender value represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges.

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums are as follows:

	March 31, 2023
Range of Guaranteed Minimum Crediting Rate	At guaranteed minimum	1 -50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Variable Annuities
Less than 1.00%	$1,651	$0	$0	$0	$1,651
1.00% - 1.99%	189,516	1,592	0	0	191,108
2.00% - 2.99%	1,784	0	0	0	1,784
3.00% - 4.00%	128,371	116	0	0	128,487
Greater than 4.00%	126	0	0	0	126
Total	$321,448	$1,708	$0	$0	$323,156
Variable and Universal Life
Less than 1.00%	$0	$0	$0	$640	$640
1.00% - 1.99%	17,633	0	148,939	290,129	456,701
2.00% - 2.99%	4,463	15,422	317,044	26,632	363,561
3.00% - 4.00%	150,092	343,976	60,552	0	554,620
Greater than 4.00%	376,561	0	0	0	376,561
Total	$548,749	$359,398	$526,535	$317,401	$1,752,083

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	March 31, 2022
Range of Guaranteed Minimum Crediting Rate	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Variable Annuities
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	200,629	1,610	0	0	202,239
2.00% - 2.99%	1,901	0	0	0	1,901
3.00% - 4.00%	139,888	0	0	0	139,888
Greater than 4.00%	122	0	0	0	122
Total	$342,540	$1,610	$0	$0	$344,150
Variable and Universal Life
Less than 1.00%	$1,142	$0	$0	$0	$1,142
1.00% - 1.99%	47,280	0	89,655	289,338	426,273
2.00% - 2.99%	671	0	183,982	161,233	345,886
3.00% - 4.00%	140,738	3,741	450,770	0	595,249
Greater than 4.00%	360,973	0	0	0	360,973
Total	$550,804	$3,741	$724,407	$450,571	$1,729,523

Unearned Revenue Reserve

The balance of the changes in URR are as follows:

March 31, 2023
Variable Life / Universal Life
(in thousands)
Balance, beginning of period	$313,711
Unearned revenue	19,030
Amortization expense	(3,785)
Balance, end of period	328,956
Reinsurance recoverables	85,048
Unearned revenue reserve net of reinsurance recoverables	$243,908

March 31, 2022
Variable Life / Universal Life
(in thousands)
Balance, beginning of period	$251,573
Unearned revenue	19,737
Amortization expense	(3,308)
Balance, end of period	268,002
Reinsurance recoverables	68,241
Unearned revenue reserve net of reinsurance recoverables	$199,761

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

10.    MARKET RISK BENEFITS

The following tables show a rollforward of MRB balances for variable annuity products, along with a reconciliation to the Company’s total net MRB positions as of the following dates:

	March 31, 2023
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$398,254	$(398,254)	$0
Effect of cumulative changes in non-performance risk	163,169	0	163,169
Balance, beginning of period, before effect of changes in non-performance risk	561,423	(398,254)	163,169
Attributed fees collected	27,304	(27,304)	0
Claims paid	(1,653)	1,653	0
Interest accrual	7,035	(7,035)	0
Actual in force different from expected	2,229	(2,229)	0
Effect of changes in interest rates	33,851	(33,851)	0
Effect of changes in equity markets	(54,966)	54,966	0
Effect of changes in current period counterparty non-performance risk	0	15,728	15,728
Balance, end of period, before effect of changes in non-performance risk	575,223	(396,326)	178,897
Effect of cumulative changes in non-performance risk	(178,897)	0	(178,897)
Balance, end of period	$396,326	$(396,326)	$0

	March 31, 2022
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$796,913	$(796,913)	$0
Effect of cumulative changes in non-performance risk	21,123	0	21,123
Balance, beginning of period, before effect of changes in non-performance risk	818,036	(796,913)	21,123
Attributed fees collected	31,799	(31,799)	0
Claims paid	(38)	38	0
Interest accrual	549	(549)	0
Actual in force different from expected	2,255	(2,255)	0
Effect of changes in interest rates	(204,292)	204,292	0
Effect of changes in equity markets	71,053	(71,053)	0
Effect of changes in current period counterparty non-performance risk	0	86,828	86,828
Balance, end of period, before effect of changes in non-performance risk	719,362	(611,411)	107,951
Effect of cumulative changes in non-performance risk	(107,951)	0	(107,951)
Balance, end of period	$611,411	$(611,411)	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The following table presents accompanying information to the rollforward table above. See Note 9 for information on "Net amount at risk".

	March 31, 2023	March 31, 2022
	Variable Annuities
	($ in thousands)
Net amount at risk	$877,211	$305,180
Weighted-average attained age of contractholders	68	66

The table below reconciles MRB asset and liability positions as of the following dates:

	March 31, 2023	March 31, 2022
	Variable Annuities
	(in thousands)
Market risk benefit assets	$562,922	$755,053
Market risk benefit liabilities	562,922	755,053
Net liability	$0	$0

11.    REINSURANCE

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

Change in value of market risk benefits, net of related hedging gain (loss) include the impact of reinsurance agreements, particularly reinsurance agreements involving living benefit guarantees. The Company has entered into a reinsurance agreement to transfer the risk related to living benefit guarantees on variable annuities to Prudential Insurance. These reinsurance agreements are market risk benefits and have been accounted for in the same manner. See Note 4 for additional information related to the accounting for market risk benefits.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Reinsurance amounts included in the Company’s Unaudited Interim Statements of Financial Position as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
Reinsurance recoverables(1)	$3,195,287	$3,098,248
Policy loans	(23,082)	(22,999)
Deferred policy acquisition costs(1)	(637,032)	(646,737)
Deferred sales inducements(1)	(37,515)	(38,146)
Market risk benefit assets(1)	479,624	478,439
Other assets(1)	42,256	42,265
Market risk benefit liabilities(1)	83,298	80,185
Other liabilities(1)	120,976	115,351
(1)    Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

Reinsurance recoverables by counterparty are broken out below:

	March 31, 2023	December 31, 2022
	(in thousands)
Prudential Insurance(1)	$480,064	$456,633
PAR U(1)	1,611,135	1,575,260
PARCC(1)	464,565	464,142
PAR Term(1)	268,770	258,169
Term Re(1)	252,206	232,796
DART(1)	85,369	73,702
Pruco Life(1)	31,553	34,720
Unaffiliated	1,625	2,826
Total reinsurance recoverables	$3,195,287	$3,098,248
(1)    Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Reinsurance amounts, included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, were as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Premiums:
Direct(1)	$62,583	$63,330
Ceded(1)	(52,406)	(54,310)
Net premiums(1)	10,177	9,020
Policy charges and fee income:
Direct(1)	86,513	95,926
Ceded(1)(2)	(72,375)	(85,331)
Net policy charges and fee income(1)	14,138	10,595
Net investment income:
Direct	28,886	24,563
Ceded	(226)	(194)
Net investment income	28,660	24,369
Asset administration fees:
Direct	8,776	10,502
Ceded	(6,696)	(8,242)
Net asset administration fees	2,080	2,260
Realized investment gains (losses), net:
Direct(1)	(9,457)	15,227
Ceded(1)	1,159	493
Realized investment gains (losses), net(1)	(8,298)	15,720
Change in value of market risk benefits, net of related hedging gain (loss):
Direct(1)	(13,801)	128,811
Ceded(1)	(1,927)	(215,639)
Net change in value of market risk benefits, net of related hedging gain (loss)(1)	(15,728)	(86,828)
Policyholders’ benefits (including change in reserves):
Direct(1)	107,337	128,710
Ceded(1)(3)	(88,998)	(114,875)
Net policyholders’ benefits (including change in reserves)(1)	18,339	13,835
Change in estimates of liability for future policy benefits:
Direct(1)	(3,917)	(13,818)
Ceded(1)	2,475	12,641
Net change in estimates of liability for future policy benefits(1)	(1,442)	(1,177)
Interest credited to policyholders’ account balances:
Direct(1)	18,022	19,797
Ceded(1)	(7,885)	(8,603)
Net interest credited to policyholders’ account balances	10,137	11,194
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization(1)	(32,950)	(37,277)
(1)Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
(2)Includes $(1.2) million and $(1.3) million of unaffiliated activity for the three months ended March 31, 2023 and 2022, respectively.
(3)Includes $0 million and $(0.1) million of unaffiliated activity for the three months ended March 31, 2023 and 2022, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The gross and net amounts of life insurance face amount in force as of March 31, 2023 and 2022 were as follows:

	2023	2022
	(in thousands)
Direct gross life insurance face amount in force	$154,115,666	$155,729,264
Reinsurance ceded	(139,826,733)	(141,264,004)
Net life insurance face amount in force	$14,288,933	$14,465,260

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

Effective April 1, 2016, the Company entered into a reinsurance agreement with Prudential Insurance to reinsure its variable annuity base contracts, along with the living benefit guarantees. As of December 31, 2020, the Company discontinued the sales of traditional variable annuities with guaranteed living benefit riders. This discontinuation has no impact on the reinsurance agreement between Prudential Insurance and the Company. Effective February 1, 2023, PLNJ began selling indexed variable annuities products, which is reinsured to Prudential Insurance through the existing reinsurance agreement. The reinsurance of the indexed variable annuities transfers all significant risks, including mortality risk, embedded in the reinsured contracts to Prudential Insurance. As a result of the agreement, reinsurance payables includes the ceded modified coinsurance arrangement, which reflects the value of the invested assets retained by the Company and the associated asset returns.

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

DART

Effective January 1, 2018, the Company entered into an automatic coinsurance agreement with DART to reinsure an amount equal to 95% of the risks associated with its term life insurance policies, with effective dates on or after January 1, 2018 through December 31, 2019, excluding those policies that are subject to principle-based reserving.

12.    INCOME TAXES

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

The Company's income tax provision amounted to an income tax benefit of $(1.4) million, or 12.17% of income (loss) from operations before income taxes in the first three months of 2023, compared to $(19.9) million, or 30.19%, in the first three months of 2022. The Company’s current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

Inflation Reduction Act. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”). One of the most significant provisions of the Inflation Reduction Act is a 15% alternative minimum tax based on the Company’s GAAP income, with certain adjustments. This provision which is applicable only to companies with average applicable financial statement income over $1 billion for any three-year period ending in 2022 or later, is effective in taxable years beginning after December 31, 2022. The impact of the book-income alternative minimum tax, if any, will vary from year to year based on the relationship of the Company’s GAAP income to the Company’s taxable income. Any tax paid pursuant to this provision is available as a tax credit in future years when the Company’s tax rate exceeds the 15% minimum tax threshold.

13.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Statements of Operations and Comprehensive Income (Loss). The balance of and changes in each component of AOCI as of and for the three months ended March 31, 2023 and 2022, are as follows:

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2022	$(1,214)	$(176,386)	$12,504	$128,906	$(36,190)
Change in OCI before reclassifications	100	39,128	(6,958)	15,727	47,997
Amounts reclassified from AOCI	0	(361)	0	0	(361)
Income tax benefit (expense)	(22)	(8,139)	1,463	(3,306)	(10,004)
Balance, March 31, 2023	$(1,136)	$(145,758)	$7,009	$141,327	$1,442

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2021	$(988)	$121,075	$(34,788)	$16,688	$101,987
Change in OCI before reclassifications	(67)	(161,382)	22,482	86,829	(52,138)
Amounts reclassified from AOCI	0	1,289	0	0	1,289
Income tax benefit (expense)	16	33,616	(4,722)	(18,232)	10,678
Balance, March 31, 2022	$(1,039)	$(5,402)	$(17,028)	$85,285	$61,816
(1)Includes cash flow hedges of $13 million and $0 million as of March 31, 2023 and December 31, 2022, respectively, and $7 million and $(3) million as of March 31, 2022 and December 31, 2021, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$387	$670
Net unrealized investment gains (losses) on available-for-sale securities	(26)	(1,959)
Total net unrealized investment gains (losses)(4)	361	(1,289)
Total reclassifications for the period	$361	$(1,289)

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on available-for-sale fixed maturity securities and certain other invested assets and other assets are included in the Company’s Unaudited Interim Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from OCI those items that are included as part of “Net income (loss)” for a period that had been part of OCI in earlier periods. There are no amounts related to net unrealized investment gains (losses) on available-for-sale fixed maturity securities on which an allowance for credit losses has been recognized as of March 31, 2023. The amounts for the periods indicated below represent all other net unrealized investment gains (losses), are as follows:

	Net Unrealized Gains (Losses) on Investments(1)	Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(3)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)

Balance, December 31, 2022	$(256,584)	$(83,712)	$117,070	$46,840	$(176,386)
Net investment gains (losses) on investments arising during the period	48,010	0	0	(10,081)	37,929
Reclassification adjustment for (gains) losses included in net income	(361)	0	0	76	(285)
Impact of net unrealized investment (gains) losses	0	22,817	(31,699)	1,866	(7,016)
Balance, March 31, 2023	$(208,935)	$(60,895)	$85,371	$38,701	$(145,758)

(1)Includes cash flow hedges. See Note 4 for information on cash flow hedges.
(2)"Other costs" primarily includes reinsurance recoverables.
(3)"Other liabilities" primarily includes reinsurance payables.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.0 million for both the three months ended March 31, 2023 and 2022. The expense charged to the Company for the deferred compensation program was $0.3 million for both the three months ended March 31, 2023 and 2022.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $0.3 million for both the three months ended March 31, 2023 and 2022.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $0.2 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

The Company is charged distribution expenses from Prudential's proprietary nationwide sales organization, "Prudential Advisors" through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement. Prudential Advisors distributes Prudential life insurance, annuities, and investment products with proprietary and non-proprietary product options.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $8 million and $12 million for the three months ended March 31, 2023 and 2022, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $4 million and $2 million for the three months ended March 31, 2023 and 2022, respectively.

Corporate-Owned Life Insurance

The Company has sold three Corporate-Owned Life Insurance ("COLI") policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $3,070 million at March 31, 2023 and $2,946 million at December 31, 2022. Fees related to these COLI policies were $6 million and $7 million for the three months ended March 31, 2023 and 2022, respectively. The Company retains 10% of the mortality risk associated with these COLI policies up to $0.1 million per individual policy.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $0.6 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $52 million and $51 million of investments in joint ventures as of March 31, 2023 and December 31, 2022, respectively. "Net investment income" related to these ventures includes gains of $0.0 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $7 million and $8 million for the three months ended March 31, 2023 and 2022, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $2 million for both the three months ended March 31, 2023 and 2022. These revenues are recorded as “Asset administration fees” in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at March 31, 2023 and December 31, 2022 were as follows:

	Maturity Date	Interest Rates			March 31, 2023	December 31, 2022
					(in thousands)
U.S. dollar fixed rate notes	2027	0.00%	-	14.85%	$700	$688
Total long-term notes receivable - affiliated(1)					$700	$688
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

Accrued interest receivable related to these loans was $0.0 million for both March 31, 2023 and December 31, 2022. Revenues related to these loans were $0.0 million for both the three months ended March 31, 2023 and 2022, and are included in “Other income (loss)”.

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the three months ended March 31, 2023 and for the year ended December 31, 2022.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
Prudential Insurance	August 2022	Purchase	Fixed Maturities	$21,389	$19,630	$(1,390)	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Debt Agreements

The Company is authorized to borrow funds up to $200 million from affiliates to meet its capital and other funding needs. As of March 31, 2023 and December 31, 2022, there was no debt outstanding.

The total interest expense to the Company related to loans payable to affiliates was $0.0 million for both the three months ended March 31, 2023 and 2022.

Contributed Capital and Dividends

In February 2023, the Company received capital contribution in the amount of $175 million from Pruco Life. In February, March, September and December 2022, the Company received capital contributions in the amount of $100 million, $2 million, $100 million and $125 million from Pruco Life, respectively.

Through March 2023 and December 2022, the Company did not pay any dividends to Pruco Life.

Reinsurance with Affiliates

As discussed in Note 11, the Company participates in reinsurance transactions with certain affiliates.

15.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans. As of March 31, 2023 and December 31, 2022, the outstanding balances on these commitments were $6 million and $15 million, respectively. These amounts do not include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was no allowance for credit losses as of either March 31, 2023 or December 31, 2022. For the three months ended March 31, 2023, and 2022, there was no change in allowance for credit losses. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of March 31, 2023 and December 31, 2022, $50 million and $62 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three months ended March 31, 2023 or 2022.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of March 31, 2023, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $10 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

The following discussion of litigation and regulatory matters provides an update of those matters discussed in Note 14 to the Company's Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, and should be read in conjunction with the complete descriptions provided in the Form 10-K.

There are no material developments in previously reported matters disclosed as of December 31, 2022.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of March 31, 2023, compared with December 31, 2022, and its results of operations for the three months ended March 31, 2023 and 2022. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as well as the statements under “Forward-Looking Statements”, and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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
•customer account values, including their impact on fee income;
•insurance reserve levels, including market risk benefits ("MRB"), and market experience true-ups;
•policyholder behavior, including surrender or withdrawal activity; and
•product offerings, design features, crediting rates and sales mix.

For additional information regarding interest rate risks, see “Risk Factors—Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Accounting Policies & Pronouncements

Application of Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP") requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews the estimates and assumptions used in the preparation of the Company's financial statements. If management determines that modifications to assumptions and estimates are appropriate given current facts and circumstances, the Company’s results of operations and financial position as reported in the Unaudited Interim Financial Statements could change significantly.

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

Insurance Liabilities

Future Policy Benefits

Future Policy Benefit Reserves, including Unpaid Claims and Claim Adjustment Expenses

We establish reserves for future policy benefits to, or on behalf of, policyholders using methodologies prescribed by U.S. GAAP. The reserving methodologies used include the following:

•For most long-duration contracts, we utilize a net premium valuation methodology in measuring the liability for future policy benefits. Under this methodology, the Company accrues a liability for future policy benefits when premium revenue is recognized. The liability represents the present value of expected future benefits to be paid to or on behalf of policyholders and related non-level claim settlement expenses less the present value of expected future net premiums (portion of the gross premium required to provide for all benefits and related non-level claim settlement expenses using current best estimate assumptions). A net-to-gross (“NTG”) ratio is calculated as the ratio of the present value of expected policy benefits and non-level claim settlement expenses divided by the present value of expected gross premiums. The NTG ratio is applied to gross premiums, as premium revenue is recognized, to determine net premiums that are subtracted from the present value of expected benefits and non-level claim settlement expenses to determine the liability for future policy benefits, which cannot be less than zero. The NTG ratio at the cohort measurement unit level cannot exceed 100%, and if it exceeds 100%, the excess benefit expenses are recorded as a charge to current period earnings. The result of the net premium valuation methodology is that the liability at any point in time represents an accumulation of the portion of premiums received to date expected to fund future benefits (i.e., net premiums received to date), less any benefits and expenses already paid. The liability does not necessarily reflect the full policyholder obligation the Company expects to pay at the conclusion of the contract since a portion of that obligation would be funded by net premiums received in the future and would be recognized in the liability at that time. The insurance cash flow assumptions are updated quarterly to reflect actual experience and are generally updated annually to reflect changes in best estimate future insurance cash flow assumptions using a retrospective unlocking method with the impact recorded through current period earnings. At the time of an experience or best estimate assumption unlocking, a revised NTG ratio is calculated using actual historical cash flow experience and updated, if any, best estimate future cash flow assumptions, discounted using the locked-in discount rate. The revised NTG ratio is then applied to prior period cashflows to derive a cumulative catch-up adjustment as of the beginning of the quarter. The revised NTG ratio is then used going forward to accrue the reserve, until the next unlocking. The liability is also remeasured each quarter using a current discount rate, based on an upper medium grade fixed-income instrument yield, with the impact recorded through accumulated other comprehensive income. Expense assumptions included in the liability only include claim related expenses and exclude acquisition costs and non-claim related costs such as costs relating to investments, general administration, policy maintenance, product development, market research, and general overhead. For limited-payment contracts, a deferred profit liability (“DPL”) is established for the amount of gross premiums received in excess of expected net premiums and is amortized into premium income in relation to the discounted amount of insurance in force for life insurance or expected benefit payments for annuity contracts. The DPL is subject to a retrospective unlocking adjustment consistent with the liability for future policy benefits.

•For certain contract features, such as no-lapse guarantees, a liability is established when associated assessments (which include investment margin on policyholders' account balances in the general account and policy charges for administration, mortality, expense, surrender, and other charges) are recognized. This liability is established using current best estimate assumptions and is based on the ratio of the present value of total expected excess payments (e.g., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date. The liability does not necessarily reflect the full policyholder obligation the Company expects to pay at the conclusion of the contract since a portion of that excess payment would be funded by assessments received in the future and would be recognized in the liability at that time. The reserves are subject to adjustments based on annual reviews of assumptions and quarterly adjustments for experience as described below, including market performance. These adjustments reflect the impact on the benefit ratio of using actual historical experience from the issuance date to the balance sheet date plus updated estimates of future experience. The updated benefit ratio is then applied to all prior periods’ assessments to derive an adjustment to the reserve recognized through a benefit or charge to current period earnings.

•For universal life type contracts and participating contracts, the Company performs premium deficiency tests using best estimate assumptions, at a minimum, on an annual basis, and on a quarterly basis for business whose profitability is closely tied to equity market performance. If the current net reserves are less than the best estimate liability, the existing net reserves are adjusted by first reducing the associated deferred sales inducements (“DSI”) by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the DSI for insurance contracts, the net reserves are increased by the excess through a charge to current period earnings. Since investment yields are used as the discount rate, the premium deficiency test is also performed using a discount rate based on the market yield (i.e., assuming what would be the impact if any unrealized gains (losses) were realized as of the testing date). In the event that by using the market yield a deficiency occurs, an adjustment is established for the deficiency and is included in AOCI.

Annual assumptions review and quarterly adjustments

The assumptions used in establishing reserves are generally based on the Company’s experience, industry experience and/or other factors, as applicable. We update our actuarial assumptions, such as mortality, morbidity, retirement and policyholder behavior assumptions, annually unless a material change is observed in an interim period that we feel is indicative of a long-term trend. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term.

We perform an annual comprehensive review of the assumptions used for estimating future premiums, benefits, and other cash flows. The Company’s assumption updates have been related to mortality, morbidity, lapse, surrender, and other contractholder behavior assumptions, and revisions to expected future rates of returns on investments. The Company generally looks to relevant Company experience as the primary basis for assumptions. If relevant Company experience is not available or does not have sufficient credibility, the Company may look to experience of similar blocks of business, either in the Company or the industry. The impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.

The quarterly adjustments for market performance referred to above reflect the impact of changes to our estimate of future rates of returns on investments to reflect actual fund performance and market conditions. A portion of returns on investments for our variable life contracts are dependent upon the total rate of return on assets held in separate account investment options. This rate of return influences the fees we earn and expected claims to be paid on variable life contracts, as well as other sources of profit. Returns that are higher than our expectations for a given period produce higher than expected account balances, which increase the future fees we expect to earn on variable life contracts and decrease expected claims to be paid on variable life contracts. The opposite occurs when returns are lower than our expectations.

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of March 31, 2023, our variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 5.5% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions used in evaluating liabilities for future policy benefits for certain of our products, we generally update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2022 annual reviews and update of assumptions and other refinements, we kept our long-term expectation of the U.S. Treasury rate unchanged and continue to grade to a rate of 3.25% over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates. For additional information regarding discount rates used to establish the liability for future policy benefits, see Note 2 to the Financial Statements.

Policyholders’ Account Balances

Policyholders’ account balances liability represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance, as applicable. The liability also includes provisions for benefits under non-life contingent payout annuities. Policyholders’ account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products. The changes in the fair value of the embedded derivatives, including changes in non-performance risk (“NPR”) are recorded in net income. For additional information regarding the valuation of these embedded derivatives, see Note 5 to the Financial Statements.

Market Risk Benefits

Market risk benefits liabilities (or assets) represent contracts or contract features that provide protection to the contract holder and exposes the Company to other than nominal capital market risk. MRBs are primarily related to deferred annuities with guaranteed minimum benefits including guaranteed minimum death benefits (“GMDB”), guaranteed minimum accumulation benefits (“GMWB”), guaranteed minimum withdrawal benefit (“GMAB”) and guaranteed minimum income and withdrawal benefits ("GMIWB”). The liability (or asset) for MRBs is estimated using a fair value measurement methodology. The fair value of these MRBs is based on assumptions a market participant would use in valuing market risk benefits. On a quarterly basis, the fair value of these MRBs is calculated as the present value of expected future benefit payments to contract holders less the present value of expected future rider fees attributable to the market risk benefits. The changes in the fair value of market risk benefits are recorded in net income, net of related hedges, in "Change in value of market risk benefits, net of related hedging gains (losses)", except for the portion of the change attributable to changes in the Company’s own NPR which is recorded in other comprehensive income ("OCI") for the direct and assumed businesses. However, the change in NPR for the ceded MRB will go through net income. The Company estimates that a hypothetical change to its own credit risk of plus 50 and minus 50 basis points would result in a decrease and an increase to net income of $95 million and $105 million, respectively. For additional information regarding the valuation of these MRB features, see Note 10 to the Financial Statements.

Sensitivities for Insurance Assets and Liabilities

The following table summarizes the impact that could result on each of the listed financial statement balances from changes in certain key assumptions. The information below is for illustrative purposes and includes only the hypothetical direct impact on December 31, 2022, balances of changes in a single assumption and not changes in any combination of assumptions. Additionally, the illustration of the insurance assumption impacts below reflects a parallel shift in the insurance assumptions; however, these may be non-parallel in practice. Changes in current assumptions could result in impacts to financial statement balances that are in excess of the amounts illustrated. A description of the estimates and assumptions used in the preparation of each of these financial statement balances is provided above. For traditional long-duration and limited-payment contracts, U.S. GAAP requires the original assumptions used when the contracts are issued to be locked-in and that those assumptions be used in all future liability calculations as long as the resulting liabilities are adequate to provide for the future benefits and expenses (i.e., there is no premium deficiency). Therefore, these products are not reflected in the sensitivity table below unless the hypothetical change in assumption would result in an adverse impact that would cause a premium deficiency. Similarly, the impact of any favorable hypothetical change in assumptions for traditional long duration and limited-payment contracts is not reflected in the table below given that the current assumption is required to remain locked-in and instead the positive impacts would be recognized into net income over the life of the policies in force.

The impacts presented within this table exclude the impacts of our asset liability management strategy, which seeks to offset the changes in the balances presented within this table and is primarily composed of investments and derivatives. See further below for a discussion of the estimates and assumptions involved with the application of U.S. GAAP accounting policies for these instruments and “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for hypothetical impacts on related balances as a result of changes in certain significant assumptions.

March 31, 2023
Increase (Decrease) in Net Income due to changes in Future Policy Benefits, Market Risk Benefits(1), and Policyholders' Account Balances, Net of Reinsurance
(in millions)
Hypothetical change in current assumptions:

Long-term interest rate:
Increase by 25 basis points	$0
Decrease by 25 basis points	$0
Long-term equity expected rate of return:
Increase by 50 basis points	$0
Decrease by 50 basis points	$0
Mortality:
Increase by 1%	$5
Decrease by 1%	$(5)
Lapse(2)(3):
Increase by 10%	$15
Decrease by 10%	$(15)

(1)    MRB impact reflects the net impact of MRB assets and liabilities prior to hedging.
(2)    The lapse sensitivity shocks applied for the post-level premium period for term products are capped at the level where the rates would equal 100% under an increase lapse scenario. The same capped shock levels are also applied for the decrease lapse scenario.
(3)    Assumes the same shock across all products; however, we would not expect lapse rates of different products to move uniformly.

Other Accounting Policies

In addition to the items listed above, management believes the accounting policies relating to the following areas are also most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•Valuation of investments including derivatives, measurement of allowance for credit losses, and recognition of other-than-temporary impairments (“OTTI”);
•Reinsurance recoverables;
•Taxes on income; and
•Reserves for contingencies, including reserves for losses in connection with unresolved legal matters

For further discussion of impacts that could result from changes in these key estimates and assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Application of Critical Accounting Estimates—Other Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Adoption of New Accounting Pronouncements

Effective January 1, 2023, the Company adopted ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. Adoption of this ASU impacted, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company and had a significant financial impact on the Financial Statements disclosures. See Note 1 for additional information.

As of the January 1, 2021 transition date, the adoption of the standard resulted in a decrease to “Total equity” of $67 million, primarily from remeasuring in force contract liabilities using upper-medium grade fixed income instrument yields as of the transition date and from other changes in reserves. As of the January 1, 2023 adoption date, the impact amounted to a decrease to "Total equity" of $2 million. The changes in the impacts from January 1, 2021 to January 1, 2022 primarily reflect the increase in market interest rates during 2021 and 2023. See Note 2 to the Unaudited Interim Financial Statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Changes in Financial Position

Total assets increased $0.8 billion from $20.6 billion at December 31, 2022 to $21.4 billion at March 31, 2023. Significant components were:
•Separate account assets increased $0.5 billion primarily driven by favorable equity market performance, partially offset by net outflows; and
•Total investments increased $0.4 billion primarily driven by an increase in fixed maturity investment from the reinvestment of cash and cash equivalents and higher unrealized capital gains from lower interest rates.
Total liabilities increased $0.6 billion from $19.6 billion at December 31, 2022 to $20.2 billion at March 31, 2023 primarily from the increase in Separate account liabilities of $0.5 billion, corresponding to the increase in Separate account assets, as discussed above.

Total equity increased $0.2 billion from $1.0 billion at December 31, 2022 to $1.2 billion at March 31, 2023 primarily driven by a $175 million capital contribution to fund statutory reserve requirements.

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Income (loss) from operations before income taxes increased $54 million from a loss of $66 million for the three months ended March 31, 2022 to a loss of $12 million for the three months ended March 31, 2023.

•Higher Change in value of market risk benefits, net of related hedging gains (loss) from ceded NPR.

Partially offset by:

•Lower Realized investments gains (losses), net from losses on indexed universal life ("IUL") embedded derivatives due to the increase in the present value of future index segment credits from lower rates.
Revenues, Benefits and Expenses

Three Months Comparison
Revenues increased $59 million from a loss $26 million for the three months ended March 31, 2022 to a gain of $33 million for the three months ended March 31, 2023.
•Higher Change in value of market risk benefits, net of related hedging gains (loss) from ceded NPR.
Partially offset by:
•Lower Realized investments gains (losses), net from lower losses on IUL embedded derivatives due to the increase in the present value of future index segment credits due to lower rates.
Benefits and expenses increased $4 million from $40 million for the three months ended March 31, 2022 to $44 million for the three months ended March 31, 2023.
•Higher policyholders' benefits due to business growth in traditional life product reserves, net of reinsurance.
Risks and Risk Mitigants:
Indexed Variable Annuity Risks and Risk Mitigants. The primary risk exposure of these indexed variable annuity products relates to the investment risks we bear in order to credit to the customer’s account balance the required crediting rate based on the performance of the elected indices at the end of each term. We manage this risk primarily through our investment strategies including derivatives and product design features, which include credit rate resetting subject to contractual minimums as well as surrender charges applied during the early years of the contract that help to provide protection for premature withdrawals. In addition, our indexed variable annuity strategies have an interim value provision that provides protection from lapse in the case of rising interest rates.

Variable Annuity Risks and Risk Mitigants. The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. Prudential Financial manages our exposure to certain risks driven by fluctuations in capital markets primarily through a combination of of i) Product Design Features, and ii) our Asset Liability Management Strategy ("ALM"), as discussed below. Sales of traditional variable annuities with guaranteed living benefit riders were discontinued as of December 31, 2020.
Product Design Features:
A portion of the variable annuity contracts that we offer include an asset transfer feature. This feature is implemented at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate account. The objective of the asset transfer feature is to reduce our exposure to equity market risk and market volatility. The asset transfer feature associated with highest daily living benefit products uses a designated bond fund sub-account within the separate account. The transfers are based on a static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of purchase payments, as well as a required minimum allocation to our general account for certain of our products. In addition, there is diversity in our fee arrangements, as certain fees are primarily based on the benefit guarantee amount, the contractholder account value and/or premiums, which helps preserve certain revenue streams when market fluctuations cause account values to decline.
Asset Liability Management Strategy (including fixed income instruments and derivatives):
We employ an ALM strategy that utilizes a combination of both traditional fixed income instruments and derivatives to meet expected liabilities associated with our annuity guarantees. The MRB liability that we hedge consists of expected living and death benefit claims under various market conditions, which are managed using fixed income instruments, derivatives, or a combination thereof. For our Prudential Defined Income (“PDI”) variable annuity, we utilize fixed income instruments to meet expected liabilities. For the portion of our ALM strategy executed with derivatives, we enter into a range of exchange-traded and over-the-counter (“OTC”) equity, interest rate and credit derivatives, including, but not limited to: equity and treasury futures; total return, credit default and interest rate swaps; and options including equity options, swaptions, and floors and caps. The intent of this strategy is to more efficiently manage the capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to movements in capital markets. To achieve this, we periodically review and recalibrate the ALM strategy by optimizing the mix of derivatives and fixed income instruments to achieve expected outcomes.
Income Taxes

For information regarding income taxes, see Note 12 to the Unaudited Interim Financial Statements.

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
Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include requirements (many of which are the subject of ongoing rule-making) relating to capital and liquidity management. For information on these regulatory initiatives and their potential impact on us, see “Business—Regulation" and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Captive Reinsurance Companies:
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Capital-Affiliated Captive Reinsurance Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of our use of captive reinsurance companies.
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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, and fixed maturities that are not designated as held-to-maturity and public equity securities. As of March 31, 2023 and December 31, 2022, the Company had liquid assets of $2,232 million and $2,010 million, respectively. The portion of liquid assets comprised of cash and cash equivalents was $95 million and $263 million as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, $2,022 million, or 96%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.
Term and Universal Life Reserve Financing
The Company uses captive reinsurance subsidiaries to finance the portion of the statutory reserves required to be held under Regulation XXX and Guideline AXXX that is considered to be non-economic. The financing arrangements involve the reinsurance of term and universal life business to our affiliated captive reinsurers and the issuance of surplus notes by those affiliated captives that are treated as capital for statutory purposes. These surplus notes are subordinated to policyholder obligations, and the payment of principal and interest on the surplus notes can only be made with prior insurance regulatory approval.

As of both March 31, 2023, and December 31, 2022, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $16,050 million of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $14,070 million of surplus notes was outstanding. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable.

As of March 31, 2023, our affiliated captive reinsurance companies had outstanding an aggregate of $3,025 million of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $925 million relates to Regulation XXX reserves and approximately $2,100 million relates to Guideline AXXX reserves. In addition, as of March 31, 2023, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $3,982 million of surplus notes outstanding that were issued to affiliates.

The Company has introduced updated versions of its individual life products in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. These updated products are currently priced to support the principle-based statutory reserve level without the need for reserve financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. For additional information regarding a description of market risk, market risk management and mitigation, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
As a result of the adoption of ASU 2018-12 in the first quarter of 2023, the following table has been updated to reflect the current impacts on hypothetical changes in fair value based on the new accounting standard.
Market Risk Related to Interest Rates
We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift at March 31, 2023 and December 31, 2022.

	As of March 31, 2023			As of December 31, 2022
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities(1)		$2,132	$(219)		$1,743	$(166)
Policy loans		212	0		212	0
Commercial mortgage and other loans		155	(7)		142	(7)
Derivatives:
Swaps	$176	14	(1)	$171	16	(2)
Options	510	(16)	0	509	(20)	0
Forwards	8	0	0	8	0	0
Market risk benefits		(396)	220		(398)	216
Indexed universal life contracts		(121)	23		(108)	17
Indexed annuity contracts		(6)	(1)		0	0
Total embedded derivatives(2)		(523)	242		(506)	233
Financial liabilities with interest rate risk(3):
Policyholders' account balances-investment contracts		200	1		217	1
Insurance liabilities with interest rate risk:
Benefit reserves (traditional and limited-payment contracts)(4)		1,206	106		1,151	102
Net estimated potential gain(5)			$122			$161
(1)Includes assets classified as "Fixed maturities, available-for-sale, at fair value" and "Fixed maturities, trading, at fair value." Changes in fair value of fixed maturities classified as available-for-sale are included in AOCI.
(2)Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported gross of reinsurance.
(3)Excludes $4 billion as of both March 31, 2023 and December 31, 2022, of certain insurance reserve and deposit liabilities that are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and financial liabilities, including investment contracts.
(4)Changes in fair value of benefit reserves (traditional and limited-payments contracts) are included in AOCI.
(5)Excludes reinsurance recoverable which largely offsets the gains and losses of embedded derivatives related primarily to certain features associated with variable annuity contracts and "Policyholders' account balances-investment contracts."

Under U.S. GAAP, the fair value of the embedded derivatives for certain features associated with MRBs, indexed universal life, and indexed annuity contracts, reflected in the table above, includes the impact of the market’s perception of our NPR. For additional information regarding the key estimates and assumptions used in our determination of fair value, including NPR, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates—Market Risk Benefits (“MRB”)” above.
Market Risk Related to Equity Prices
We estimate our equity risk from a hypothetical 10% decline in equity benchmark levels. As of March 31, 2023, excluding the embedded derivatives associated with variable annuity contracts (generally reinsured to an affiliate as part of our risk management strategy), the impact from this hypothetical scenario was primarily from embedded derivatives associated with indexed universal life contracts of fair value and hypothetical change in fair value of $(121) million and $4 million, respectively. While this scenario is for illustrative purposes only and does not reflect our expectations regarding future performance of equity markets, it does represent near-term, reasonably possible hypothetical changes that illustrate the potential impact of such event.
Market Risk Related to Foreign Currency Exchange Rates
The Company does not have significant market risk exposure to foreign exchange rates.
Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of March 31, 2023. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 15d-15(f), occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 15 to the Unaudited Interim Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our business presented by such matters, which is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

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

104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pruco Life Insurance Company of New Jersey

By:	/s/ Robert E. Boyle
Name:	Robert E. Boyle
Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)
Date: May 11, 2023